Form 10-Q
period 2012-09-30
MASTEC INC
filed 2012-11-01
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

Commission File Number 001-08106
_____________________________________________

MASTEC, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Florida	65-0829355
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 S. Douglas Road, 12th Floor, Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 599-1800
_____________________________________________

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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

As of October 29, 2012, MasTec, Inc. had 75,974,952 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2012

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$1,067,300	$816,226	$2,794,431	$2,099,674
Costs of revenue, excluding depreciation and amortization	924,304	702,969	2,445,056	1,805,997
Depreciation and amortization	22,645	19,587	65,125	52,769
General and administrative expenses	42,514	35,174	118,192	97,739
Interest expense, net	9,446	8,977	27,883	25,202
Gain on remeasurement of equity interest in acquiree	—	—	—	(29,041)
Other expense, net	8,815	650	7,989	160
Income from continuing operations before provision for income taxes	$59,576	$48,869	$130,186	$146,848
Provision for income taxes	(23,478)	(18,042)	(51,229)	(56,374)
Income from continuing operations before non-controlling interests	$36,098	$30,827	$78,957	$90,474
Discontinued operations (See Note 4 – Discontinued Operations):
(Loss) income from discontinued operations, net of tax, including impairment charges and loss on disposal of $7.7 million and $8.2 million, net of tax, respectively, for the three and nine month periods ended September 30, 2012	$(9,281)	$1,003	$(7,881)	$6,937
Net income	$26,817	$31,830	$71,076	$97,411
Net loss attributable to non-controlling interests	(4)	(12)	(9)	(31)
Net income attributable to MasTec, Inc.	$26,821	$31,842	$71,085	$97,442
Earnings per share (1) (See Note 2 - Earnings Per Share):
Basic earnings (loss) per share:
Continuing operations	$0.47	$0.36	$1.00	$1.10
Discontinued operations	(0.12)	0.01	(0.10)	0.09
Total basic earnings per share	$0.35	$0.38	$0.90	$1.19
Basic weighted average common shares outstanding	76,194	84,732	79,009	81,982
Diluted earnings (loss) per share:
Continuing operations	$0.45	$0.35	$0.97	$1.05
Discontinued operations	(0.12)	0.01	(0.10)	0.08
Total diluted earnings per share	$0.34	$0.36	$0.87	$1.13
Diluted weighted average common shares outstanding	79,526	89,324	81,982	86,933

(1)	Note that earnings per share tables may contain slight summation differences due to rounding.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$26,817	$31,830	$71,076	$97,411
Foreign currency translation gains (losses)	2,176	(3,094)	2,304	(3,060)
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) on available for sale securities, before tax	634	(334)	545	(753)
Plus: Reversal of unrealized losses on redeemed security	—	—	—	458
Less: (Provision for) benefit from income taxes	(246)	127	(206)	111
Unrealized gain (loss) on available for sale securities, net of tax	$388	$(207)	$339	$(184)
Comprehensive income	$29,381	$28,529	$73,719	$94,167
Comprehensive loss attributable to non-controlling interests	(4)	(12)	(9)	(31)
Comprehensive income attributable to MasTec, Inc.	$29,385	$28,541	$73,728	$94,198

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$10,472	$7,406
Accounts receivable, net of allowance	873,102	652,553
Inventories	91,037	88,914
Deferred tax assets, net	—	10,596
Prepaid expenses and deposits	27,851	21,001
Other current assets	6,435	11,739
Current assets of discontinued operations	16,665	30,608
Total current assets	$1,025,562	$822,817
Property and equipment, net	287,529	263,007
Goodwill	724,347	714,772
Other intangible assets, net	102,229	110,707
Available for sale auction rate securities	14,110	13,565
Other assets	32,928	42,167
Long-term assets of discontinued operations	9,195	121,695
Total assets	$2,195,900	$2,088,730
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$42,436	$34,050
Accounts payable	431,864	297,712
Accrued salaries and wages	55,661	37,561
Accrued taxes payable	22,316	5,383
Accrued insurance	18,351	19,304
Other accrued expenses	17,021	10,629
Current deferred tax liabilities, net	4,619	—
Acquisition-related contingent consideration, current	19,210	16,955
Billings in excess of costs and earnings	104,281	108,433
Other current liabilities	28,407	27,169
Current liabilities of discontinued operations	5,334	29,274
Total current liabilities	$749,500	$586,470
Acquisition-related contingent consideration	70,870	75,925
Long-term debt	410,561	460,690
Deferred tax liabilities, net	108,684	122,614
Other liabilities	40,319	31,824
Total liabilities	$1,379,934	$1,277,523
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares - none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued shares – 85,435,438 and 85,162,527 as of September 30, 2012 and December 31, 2011, respectively	8,544	8,516
Capital surplus	798,108	792,096
Accumulated surplus	164,574	93,489
Accumulated other comprehensive loss	(5,303)	(7,946)
Treasury stock, at cost; shares - 9,467,286 and 4,593,663 as of September 30, 2012 and December 31, 2011, respectively	(150,000)	(75,000)
Total MasTec, Inc. shareholders’ equity	$815,923	$811,155
Non-controlling interests	43	52
Total shareholders’ equity	$815,966	$811,207
Total liabilities and shareholders’ equity	$2,195,900	$2,088,730

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$71,076	$97,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,767	53,552
Stock-based compensation expense	3,351	2,779
Excess tax benefit from stock-based compensation	(302)	(3,942)
Non-cash interest expense	6,424	5,460
Provision for doubtful accounts	2,533	1,478
Impairment of securities available for sale	—	457
(Gain) loss on sale of assets	(1,569)	139
Impairment charges and loss on disposal of businesses	12,922	—
Gain on remeasurement of equity interest in acquiree	—	(29,041)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(233,220)	(226,993)
Inventories	9,936	(35,340)
Deferred tax assets and liabilities, net	(3,555)	38,816
Other assets, current and non-current portion	(6,383)	939
Accounts payable and accrued expenses	176,289	93,467
Billings in excess of costs and earnings	(3,367)	(61,916)
Other liabilities, current and non-current portion	14,768	(361)
Net cash provided by (used in) operating activities	$114,670	$(63,095)
Cash flows provided by (used) in investing activities:
Cash paid for acquisitions, net, including contingent consideration	(17,496)	(85,367)
Capital expenditures	(50,331)	(56,996)
Proceeds from sale of assets	5,808	4,456
Proceeds from disposal of business, net	97,728	—
Proceeds from redemption of investments	—	4,600
Investments in life insurance policies	(284)	(283)
Net cash provided by (used in) investing activities	$35,425	$(133,590)
Cash flows (used in) provided by financing activities:
Proceeds from credit facility	631,815	135,761
Repayments of credit facility	(681,815)	(108,761)
Repayments of other borrowings	(15,510)	(9,098)
Proceeds from (repayments of) book overdrafts	(5,645)	22,698
Payments of capital lease obligations	(14,806)	(12,926)
Proceeds from stock option exercises and other share-based awards	1,445	11,921
Excess tax benefit from stock-based compensation	302	3,942
Purchases of treasury stock	(75,000)	(1,950)
Payments of financing costs	(113)	(6,069)
Net cash (used in) provided by financing activities	$(159,327)	$35,518
Net decrease in cash and cash equivalents	(9,232)	(161,167)
Net effect of currency translation on cash	135	(74)
Cash and cash equivalents - beginning of period	$20,279	$177,604
Cash and cash equivalents - end of period	$11,182	$16,363
Cash and cash equivalents of discontinued operations	$710	$9,079
Cash and cash equivalents of continuing operations	$10,472	$7,284
Supplemental cash flow information:
Interest paid	$20,879	$20,558
Income taxes paid, net of refunds	$37,219	$18,570
Receipt of inventory prepaid in prior year	$12,005	$—
Supplemental disclosure of noncash information:
Equipment acquired under capital lease	$29,917	$5,286
Equipment acquired under financing arrangements	$4,887	$10,692
Conversion of leases from operating to capital	$—	$23,366
Shares issued in connection with business combinations	$—	$94,213
Exchange of senior convertible notes	$—	$202,322

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
Discontinued Operations
In determining whether a group of assets to be disposed of should be presented as a discontinued operation, the Company makes a determination as to whether such assets comprise a component of the entity, which includes an assessment as to whether it has historic operations and cash flows that can be clearly distinguished. The Company also determines whether the cash flows associated with the group of assets will be significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company will have no significant continuing involvement in the operations of the disposed assets after the disposal transaction. If management believes these conditions exist, then the assets and liabilities and results of operations of the assets to be disposed, as well as any estimated gain or loss on the disposal transaction, are aggregated for presentation separately from the financial position and operating results of the Company's continuing operations.
For those businesses for which management has committed to a plan of sale, the business is valued at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. Estimated fair value is determined using management estimates and entity-specific assumptions. Management considers historical experience and all available information at the time such estimates are made; however, the fair value that is ultimately recognized upon sale of the related business may differ from the estimated fair value as reflected in the condensed unaudited consolidated financial statements. Depreciation and amortization expense is not recorded on assets of a business to be sold once that business has been classified as held for sale.
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

In September 2012, MasTec's board of directors approved a plan of sale for the projects and net assets of its wholly-owned subsidiary, Globetec Construction LLC and subsidiaries (“Globetec”), to be completed on or before September 30, 2013. Accordingly, Globetec is presented as a discontinued operation in the condensed unaudited consolidated financial statements for all periods presented. In connection with its decision to sell Globetec, the Company recognized impairment losses of $12.7 million during the three month period ended September 30, 2012.
See Note 4 - Discontinued Operations.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue, in particular, on long-term construction contracts, including estimates to complete and provisions for contract losses; allowances for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, assets and liabilities classified as held-for-sale, investments in equity method investees, securities available for sale and certain convertible debt obligations; asset lives used in computing depreciation and amortization, including amortization of intangible assets; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the condensed unaudited consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current period presentation.
Significant Accounting Policies
Except for adoption of the accounting pronouncements discussed below, there have been no material changes to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended.
Recently Issued Accounting Standards, Not Adopted as of September 30, 2012
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02 Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing. The more-likely-than-not threshold is defined as having a likelihood of greater than 50%. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2012-02 on its indefinite-lived intangible asset impairment assessment methodology.
Recently Adopted Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). The objective of ASU 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements; and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04, which the Company adopted as of January 1, 2012, is effective prospectively for interim and annual periods beginning after December 15, 2011. See fair value disclosures in Note 6 - Fair Value of Financial Instruments.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity.
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

Note 2 – Earnings Per Share
Basic earnings per share is computed by dividing earnings available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings by the number of fully diluted shares, which includes the effect of potentially dilutive issuances of common shares, as determined using earnings from continuing operations. Potentially dilutive common shares include outstanding stock options and unvested restricted share awards, as calculated under the treasury stock method, as well as shares associated with the Company’s outstanding convertible securities.
The following table provides details of the Company’s earnings per share calculations for the periods indicated (in thousands, except per share amounts). Note that earnings per share calculations may contain slight summation differences due to rounding.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic
Net income attributable to MasTec:
Net income from continuing operations before non-controlling interests	$36,098	$30,827	$78,957	$90,473
Net (loss) income from discontinued operations before non-controlling interests	(9,277)	1,015	(7,872)	6,969
Basic net income attributable to MasTec	$26,821	$31,842	$71,085	$97,442
Weighted average shares outstanding	76,194	84,732	79,009	81,982
Basic earnings (loss) per share attributable to MasTec:
Continuing operations	$0.47	$0.36	$1.00	$1.10
Discontinued operations	(0.12)	0.01	(0.10)	0.09
Total basic earnings per share	$0.35	$0.38	$0.90	$1.19
Diluted
Net income attributable to MasTec:
Basic net income from continuing operations before non-controlling interests	$36,098	$30,827	$78,957	$90,473
Interest expense on Original 4.0% Notes, net of tax	59	62	176	272
Interest expense on Original 4.25% Notes, net of tax	19	20	58	134
Diluted net income from continuing operations before non-controlling interests	$36,176	$30,909	$79,191	$90,879
Net (loss) income from discontinued operations before non-controlling interests	(9,277)	1,015	(7,872)	6,969
Diluted net income attributable to MasTec	$26,899	$31,924	$71,319	$97,848
Shares:
Basic weighted average shares outstanding	76,194	84,732	79,009	81,982
Dilutive common stock equivalents	887	1,049	842	1,207
Dilutive premium shares, New 4.0% Notes	794	1,366	631	1,166
Dilutive premium shares, New 4.25% Notes	845	1,371	694	1,187
Dilutive shares, Original 4.0% Notes	612	612	612	945
Dilutive shares, Original 4.25% Notes	194	194	194	446
Diluted weighted average shares outstanding	79,526	89,324	81,982	86,933
Diluted earnings (loss) per share attributable to MasTec:
Continuing operations	$0.45	$0.35	$0.97	$1.05
Discontinued operations	(0.12)	0.01	(0.10)	0.08
Total diluted earnings per share	$0.34	$0.36	$0.87	$1.13

There were no weighted average anti-dilutive common stock equivalents from restricted share awards for the three or nine months ended September 30, 2012, respectively. A total of 7,609 and 2,564 weighted average anti-dilutive common stock equivalents were not included in the Company’s diluted earnings per share calculations for the three and nine months ended September 30, 2011, respectively.

Treasury Stock and Share Activity
During the fourth quarter of 2011, the Company’s Board of Directors authorized a $150 million share repurchase plan, under which the Company repurchased 4.6 million shares of common stock for $75.0 million during the year ended December 31, 2011. During the second quarter of 2012, the Company repurchased an additional 2.9 million shares under this plan for an aggregate purchase price of $43.8 million. In July 2012, the Company repurchased an additional 2.0 million shares for an aggregate purchase price of $31.2 million, which completed the share repurchase plan. The repurchased shares are held in the Company’s treasury.
A summary of share activity for the nine months ended September 30, 2012 is as follows (in thousands):

	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2011	80,569	4,594
Shares issued for stock options	68
Shares issued for restricted stock	143
Other shares issued	61
Common stock repurchases	(4,873)	4,873
Balance as of September 30, 2012	75,968	9,467

Senior Convertible Notes – Diluted Share Impact
The Company had convertible notes outstanding during each of the three and nine months ended September 30, 2012 and 2011. During the first quarter of 2011, the Company exchanged $105.3 million of its original 4.0% senior convertible notes (the “Original 4.0% Notes”) and $97.0 million of its original 4.25% senior convertible notes (the “Original 4.25% Notes” and, together with the Original 4.0% Notes, the “Original Notes”) for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and the “New 4.25% Notes,” respectively and, collectively, the “New Notes”). The terms of the New Notes are substantially identical to the Original Notes, except that the New Notes have an optional physical (common share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the New Notes, totaling approximately 13.0 million shares, are not required to be included in the Company’s diluted share count. If, however, the Company’s average stock price per share for the corresponding periods exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, the resulting amount, in shares, of the premium over the principal amount is included in the Company’s diluted share count (“premium shares”).
The number of common shares issuable upon conversion of the Company’s Original Notes is reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if-converted” method to the extent their effect on the computation of earnings per share from continuing operations is dilutive. Under the “if-converted” method, net income from continuing operations is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding. Premium shares associated with the New Notes are reflected in the calculation of diluted earnings per share to the extent that the Company’s average stock price for the corresponding periods exceeded the respective conversion prices of the New Notes, beginning with the date of issuance, or the beginning of the period, as applicable.

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
(1)Dilutive shares associated with the New Notes are attributable to the premium over the respective conversion prices.
(2)Dilutive shares associated with the Original Notes are attributable to the underlying principal amounts.
The Company’s average stock price for the three and nine month periods ended September 30, 2012 and 2011 exceeded the conversion prices of the New Notes. The number of premium shares included in the Company’s diluted share count varies with fluctuations in the Company’s actual share price for the related periods. Higher share prices result in a greater number of equivalent premium shares. Details of the calculation underlying the number of premium shares included in the Company’s diluted share count for the periods indicated are as follows (in thousands, except per share amounts):

	As of and for the Three Months Ended September 30, 2012		As of and for the Nine Months Ended September 30, 2012
	New 4.0% Notes	New 4.25% Notes	New 4.0% Notes	New 4.25% Notes
Principal amount	$105,322	$97,000	$105,322	$97,000
Conversion price per share	$15.76	$15.48	$15.76	$15.48
Number of conversion shares, principal amount	6,683	6,268	6,683	6,268
Weighted average actual per share price	$17.89	$17.89	$17.40	$17.40
Excess over principal amount	$14,208	$15,106	$10,975	$12,073
Weighted average equivalent premium shares (in thousands)	794	845	631	694

Note 3 – Acquisitions and Other Investments
Allocations of purchase prices for acquisitions are based on estimates of the fair value of consideration paid and the net assets acquired and are subject to adjustment upon finalization of these fair value estimates. During the second quarter of 2011, the Company acquired certain businesses, as discussed below and in Note 3 – Acquisitions and Other Investments of the Company’s financial statements included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. During the second quarter of 2012, the Company revised its preliminary allocations for certain of these acquisitions based on information about the facts and circumstances existing as of the respective dates of such acquisitions and for purchase price adjustments based on the final net assets and net working capital, as prescribed by the relevant purchase agreements. These adjustments resulted in the recognition of, or adjusted the fair values of, certain acquired assets and liabilities, resulting in the revision of comparative prior period financial information. The effects of measurement period adjustments on the allocations of purchase prices for acquired businesses are presented in the Company's financial statements as if the adjustments had been taken into account as of the respective dates of acquisition. All changes that do not qualify as measurement period adjustments are included in current period earnings.
EC Source
In November 2010, MasTec entered into a membership interest purchase agreement and invested $10 million in exchange for a 33% voting interest in EC Source Services LLC (“EC Source”) and a two-year option (the “EC Source Merger Option”) that granted MasTec the right, but not the obligation, to acquire the entirety of EC Source’s outstanding equity pursuant to the terms of a merger agreement. On April 29, 2011, the Company exercised its EC Source Merger Option and, effective May 2, 2011, acquired the remaining 67% membership interest in EC Source for a total ownership percentage of 100%, for an aggregate purchase price composed of 5,129,642 shares of MasTec common stock, valued at $94.2 million, $0.3 million in cash and a five year earn-out, valued at $25.0 million as of the date of acquisition. In addition, we assumed $8.6 million of debt, which relates primarily to equipment loans payable to the former owner of EC Source, of which $8.6 million remains outstanding as of September 30, 2012. The fair value of the 33% equity investment in EC Source was estimated to be $39.6 million immediately before the closing of the merger, resulting in a gain on remeasurement of $29.0 million, which was reflected as a component of other income in the Company’s results of operations during the second quarter of 2011.

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

Other 2011 Acquisitions
During the second quarter of 2012, $3.9 million of additional goodwill and workers compensation liabilities related to the Halsted Communications, Ltd. ("Halsted") acquisition were recorded as a result of final claims data for the pre-acquisition period. Also, the estimated fair value of the contingent consideration arrangement related to Optima Network Services, Inc. ("Optima") was increased by $1.5 million in the second quarter of 2012 to reflect additional information and analysis. Refer to Note 3 – Acquisitions and Other Investments of the Company’s financial statements included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 for details of the Halsted and Optima acquisitions.
Revenues of $164.7 million and net income of $11.6 million resulting from the year over year incremental impact of the Company’s 2011 acquisitions are included in MasTec’s consolidated results of operations for the nine months ended September 30, 2012.
Other Investments
Through a 60%-owned consolidated subsidiary, MasTec acquired a 34% interest in a rock extraction business in Panama (for a net beneficial ownership interest of 20.4%) during 2010. This investment, which is a component of the Company's discontinued Globetec operation, is accounted for under the equity method of accounting, and is reflected within long-term assets of discontinued operations in the condensed unaudited consolidated financial statements. MasTec performed construction services for this investee and revenues of approximately $0.8 million and $0.7 million are included within the Company's results from discontinued operations for the three months ended September 30, 2012 and 2011, respectively. Revenues of $2.0 million and $2.4 million are included within the Company's results from discontinued operations for the nine months ended September 30, 2012 and 2011, respectively. Receivables from this investee, which are reflected within assets held for sale in the condensed unaudited consolidated financial statements, were approximately $3.9 million and $6.7 million as of September 30, 2012 and December 31, 2011, respectively, of which $1.1 million and $4.3 million, respectively, were classified as long term. In connection with the decision to sell the projects and assets of Globetec, an impairment charge of $4.4 million associated with the outstanding receivable balance from this investee was recognized during the three months ended September 30, 2012. See Note 4 – Discontinued Operations.
The Company has certain other cost and equity method investments. None of these investments was material individually or in the aggregate as of September 30, 2012. No impairment charges related to the Company's cost method investments nor the Company's equity method investments were recorded during the three or nine months ended September 30, 2012 or 2011.

Note 4 – Discontinued Operations
DirectStar
In May 2012, Red Ventures exercised its option to acquire from the Company all of the issued and outstanding equity interests in DirectStar, which provides marketing and sales services on behalf of DIRECTV®. The sale of DirectStar to Red Ventures was consummated in June 2012. The Company sold DirectStar for a net sale price of $98.9 million in cash. The DirectStar Business is presented as a discontinued operation in the Company’s condensed unaudited consolidated financial statements for all periods presented.
The following is a summary of assets and liabilities associated with the DirectStar Business as of the dates as indicated (in millions):

	May 31, 2012	December 31, 2011
Assets:
Current assets	$12.0	$9.8
Property and equipment, net	1.2	1.4
Goodwill and other intangible assets, net	104.0	101.2
Assets of discontinued operations	$117.2	$112.4
Liabilities:
Accounts payable and accrued expenses	$10.6	$9.6
Other current liabilities, including accrued earn-outs	7.4	10.6
Liabilities of discontinued operations	$18.0	$20.2

Results from discontinued operations associated with the DirectStar Business for the periods indicated were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$—	$41.1	$60.2	$114.3
Income from operations before provision for income taxes	—	3.4	6.2	17.4
Loss on disposal before provision for income taxes	—	—	(0.2)	—
Provision for income taxes	$—	$(1.3)	$(2.3)	$(6.6)
Net income from discontinued operations	$—	$2.1	$3.7	$10.8

Globetec

In September 2012, the Company's board of directors voted to approve a plan of sale for substantially all of the projects and assets of Globetec. The decision to sell was made after evaluation of, among other things, short and long-term prospects of the Globetec operation. Accordingly, Globetec's projects and assets are reflected as assets and liabilities of discontinued operations in the condensed unaudited consolidated balance sheets for all periods presented, and Globetec's results of operations are presented as discontinued operations in the condensed unaudited statements of operations for all periods presented.

As of September 30, 2012, the carrying value of the subject net assets held-for-sale was $20.6 million. This amount comprises total assets of $25.9 million and total liabilities of $5.3 million. For the three month period ended September 30, 2012, the Company recognized impairment charges of approximately $6.4 million pertaining to goodwill and other intangible assets associated with the Globetec operation. In addition, the Company recognized impairment charges of approximately $6.3 million pertaining to other assets of the Globetec operation, primarily composed of accounts receivable, work in process and other current assets, in connection with its decision to sell substantially all related projects and assets of the Globetec operation. This estimate was based on an evaluation of, among other things, the expected cash flows from the operation of these projects, as well as the estimated net realizable value of the assets to be sold, in light of the Company's plans pertaining to the future operations of Globetec and its decision to sell the related assets.
Management is currently in discussions with at least one potential buyer and is discussing a selling price which considers the Company's view of the estimated fair value of the projects and net assets that have been classified as held-for-sale as of September 30, 2012. The Company's estimates are subject to change in the future. If the Company is not able to sell these projects and assets at the currently estimated selling price, the Company may incur additional impairment charges in the future.
The following is a summary of assets and liabilities associated with the Globetec operation as of the dates as indicated (in millions):

	September 30, 2012	December 31, 2011
Assets:
Current assets	$16.7	$20.8
Property and equipment, net	2.0	2.2
Goodwill and other intangible assets, net	—	6.4
Other long-term assets	7.2	10.5
Assets of discontinued operations	$25.9	$39.9
Liabilities:
Accounts payable and accrued expenses	$0.7	$6.1
Other current liabilities	4.6	3.0
Long-term liabilities	—	—
Liabilities of discontinued operations	$5.3	$9.1

Results from discontinued operations associated with Globetec for the periods indicated were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$4.8	$8.0	$13.5	$20.8
Loss from operations before benefit from income taxes	(2.6)	(0.8)	(5.8)	(5.2)
Impairment of assets, disposal group, before benefit from income taxes	(12.7)	—	(12.7)	—
Benefit from (provision for) income taxes	$6.0	$(0.3)	$6.9	$1.3
Net loss from discontinued operations	$(9.3)	$(1.1)	$(11.6)	$(3.9)

Included within the above results from discontinued operations for the DirectStar Business and Globetec are $0.2 million and $0.3 million of depreciation and amortization for the three month periods ended September 30, 2012 and 2011, respectively, and $0.6 million and $0.8 million of depreciation and amortization for the nine month periods ended September 30, 2012 and 2011, respectively.

Note 5 - Goodwill and Other Intangible Assets
The following table sets forth information for MasTec’s goodwill and intangible assets as of the dates indicated (in millions):

	September 30, 2012	December 31, 2011
Amortizing intangible assets: (1)
Gross carrying amount	$90.9	$95.8
Less: accumulated amortization	(54.8)	(51.3)
Amortizing intangible assets, net	$36.1	$44.5
Non-amortizing intangible assets:
Trade names	28.3	28.3
Pre-qualifications	31.3	31.3
Other	6.6	6.6
Non-amortizing intangible assets	$66.2	$66.2
Goodwill	$724.3	$714.8
Goodwill and other intangible assets	$826.6	$825.5

(1)	Consists principally of customer relationships, trade names and non-compete agreements with finite lives.
The following table provides a reconciliation of changes in goodwill and other intangible assets for the period indicated (in millions):

		Other Intangible Assets
	Goodwill	Non-amortizing	Amortizing	Total
Balance at December 31, 2011	$714.8	$66.2	$44.5	$825.5
Accruals of acquisition-related contingent consideration	9.5			9.5
Amortization expense			(8.4)	(8.4)
Balance at September 30, 2012	$724.3	$66.2	$36.1	$826.6

See Note 4 - Discontinued Operations for information pertaining to goodwill and other intangible assets of discontinued operations.

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
Carrying amounts and estimated fair values of financial instruments as of the dates indicated were as follows (in millions):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash surrender value of life insurance policies	$11.6	$11.6	$10.6	$10.6
Auction rate securities	$14.1	$14.1	$13.6	$13.6
Liabilities
Acquisition-related contingent consideration	$79.0	$79.0	$80.5	$80.5
7.625% senior notes	$150.0	$156.0	$150.0	$156.4
Original 4.0% Notes	$9.7	$13.9	$9.7	$12.5
Original 4.25% Notes	$3.0	$4.2	$3.0	$4.0
New 4.0% Notes	$100.2	$102.1	$98.2	$99.4
New 4.25% Notes	$91.6	$93.7	$89.9	$91.1

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
Debt. The estimated fair values of the Company’s 7.625% senior notes and Original Notes are based on quoted market prices. The estimated fair value of the debt component of the Company’s New Notes is calculated using an income approach, based on a discounted cash flow model. This method is based on management’s estimates of the Company’s market interest rate for a similar nonconvertible instrument. See Note 10 - Debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2012, the Company held certain assets and liabilities required to be measured at fair value on a recurring basis. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of the dates indicated (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of September 30, 2012	Level 1	Level 2	Level 3
Assets
Cash surrender value of life insurance policies	$11.6	$11.6	—	—
Auction rate securities	$14.1	—	—	$14.1
Liabilities
Acquisition-related contingent consideration	$79.0	—	—	$79.0

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Assets
Cash surrender value of life insurance policies	$10.6	$10.6	—	—
Auction rate securities	$13.6	—	—	$13.6
Liabilities
Acquisition-related contingent consideration	$80.5	—	—	$80.5

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs as of the dates indicated (in millions).

	Auction Rate Securities
Three Months Ended September 30, 2012 and 2011:	Student Loan	Structured Finance Securities	Total
Assets
Balances at June 30, 2012	$11.7	$1.8	$13.5
Changes in fair value recorded in earnings	—	—	—
Changes in unrealized (losses)/gains included in other comprehensive income	—	0.6	0.6
Balances at September 30, 2012	$11.7	$2.4	$14.1

Balances at June 30, 2011	$12.1	$2.3	$14.4
Changes in fair value recorded in earnings	—	(0.5)	(0.5)
Changes in unrealized (losses)/gains included in other comprehensive income	(0.3)	—	(0.3)
Balances at September 30, 2011	$11.8	$1.8	$13.6

Contingent Consideration
Liabilities
Balances at June 30, 2012	$80.5
Additions from new business combinations	—
Payments of contingent consideration	(1.5)
Balances at September 30, 2012	$79.0

Balances at June 30, 2011	$80.5
Changes in fair value recorded in earnings	—
Payments of contingent consideration	—
Balances at September 30, 2011	$80.5

	Auction Rate Securities
Nine Months Ended September 30, 2012 and 2011:	Student Loan	Structured Finance Securities	Total
Assets
Balances at December 31, 2011	$11.9	$1.7	$13.6
Changes in fair value recorded in earnings	—	—	—
Changes in unrealized (losses)/gains included in other comprehensive income	(0.2)	0.7	0.5
Balances at September 30, 2012	$11.7	$2.4	$14.1

Balances at December 31, 2010	$16.4	$2.6	$19.0
Redemption or sale of securities, cost basis	(4.6)	—	(4.6)
Reversal of unrealized losses on redeemed or sold securities	0.4	—	0.4
Changes in fair value recorded in earnings	—	(0.5)	(0.5)
Changes in unrealized (losses)/gains included in other comprehensive income	(0.4)	(0.3)	(0.7)
Balances at September 30, 2011	$11.8	$1.8	$13.6

Liabilities	Contingent Consideration
Balances at December 31, 2011	$80.5
Additions from new business combinations	—
Payments of contingent consideration	(1.5)
Balances at September 30, 2012	$79.0

Balances at December 31, 2010	$45.0
Additions from new business combinations	47.7
Payments of contingent consideration	(12.2)
Balances at September 30, 2011	$80.5

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as equity method investments, goodwill and long-lived assets, which are initially measured at fair value and are subsequently remeasured in the event of an impairment or other measurement event, if applicable. Except for the assets and liabilities associated with the Globetec operation, which the Company reclassified as held-for-sale in the third quarter of 2012 and the Company’s equity investment in EC Source, which was remeasured in connection with the Company’s acquisition of EC Source’s remaining equity interests in the second quarter of 2011, the Company had no significant assets or liabilities required to be measured at fair value on a nonrecurring basis as of either September 30, 2012 or December 31, 2011. Refer to Note 3 – Acquisitions and Other Investments and Note 4 – Discontinued Operations.

Note 7 – Securities Available For Sale
The Company’s securities available for sale consist of auction rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The net default rate as of

September 30, 2012 was estimated to be 6.23%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes.
Due to liquidity issues in the auction rate securities market, there was insufficient observable market data to determine the fair values of the Company’s auction rate securities as of September 30, 2012 or December 31, 2011. Therefore, their respective fair values were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. The following tables set forth the fair values of the Company’s auction rate securities by type of security and underlying credit rating as of the dates indicated (in millions):

	Underlying Credit Rating (1)
As of September 30, 2012	AAA	BB	CCC	Total
Student loans	$9.1	$2.6	$—	$11.7
Structured finance securities	—	—	2.4	2.4
Total auction rate securities	$9.1	$2.6	$2.4	$14.1

	Underlying Credit Rating (1)
As of December 31, 2011	AAA	CCC	Total
Student loans	$11.9	$—	$11.9
Structured finance securities	—	1.7	1.7
Total auction rate securities	$11.9	$1.7	$13.6

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.
As of September 30, 2012, the yields on the Company’s auction-rate securities ranged from 1.50% to 2.48%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s governing documents. The issuers have been making interest payments when due.
Auction Rate Securities – Other Than Temporary Losses
The Company’s structured finance security, for which cumulative credit losses of $3.3 million have been recognized through September 30, 2012, had a par value of $5.0 million and a cost basis of $1.7 million as of September 30, 2012. If unrealized losses are believed to be other-than-temporary, an impairment charge is recorded. There were no other-than-temporary impairment charges recognized for the three or nine months ended September 30, 2012. For each of the three and nine months ended September 30, 2011, the Company recognized $0.5 million of other-than-temporary impairment losses in earnings, with a corresponding reduction in the cost basis of the Company’s structured finance auction rate security.
Auction Rate Securities – Reconciliation of Cost Basis to Fair Value
The Company's student loan auction rate securities have been in a continuous unrealized loss position for over twelve months. The cost basis, gross cumulative unrealized (losses) gains and estimated fair values of the Company’s auction rate securities as of the dates indicated were as follows (in millions):

	September 30, 2012
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Auction rate securities – student loans	$12.9	$(1.2)	$11.7
Auction rate securities – structured finance securities	1.7	0.7	2.4
Total auction rate securities	$14.6	$(0.5)	$14.1

	December 31, 2011
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses) Gains	Fair Value
Auction rate securities – student loans	$12.9	$(1.0)	$11.9
Auction rate securities – structured finance securities	1.7	—	1.7
Total auction rate securities	$14.6	$(1.0)	$13.6

(1)
Adjusted cost basis reflects adjustments for credit and other losses recognized in earnings. Cumulative adjustments to the cost basis of securities held as of both September 30, 2012 and December 31, 2011 totaled $3.3 million. Par value of securities held as of both

September 30, 2012 and December 31, 2011 was $17.9 million.
As of September 30, 2012, contractual maturities of the Company’s student loan auction rate securities ranged from 15 to 35 years, and for the structured finance security, 4 years.

Note 8 - Accounts Receivable, Net of Allowance
Accounts receivable, net of allowance, which is classified as current, is composed of the following as of the dates indicated (in millions):

	September 30, 2012	December 31, 2011
Contract billings	$486.2	$389.8
Retainage	105.5	41.7
Costs and earnings in excess of billings	289.0	228.7
Accounts receivable, gross	$880.7	$660.2
Less allowance for doubtful accounts	(7.6)	(7.6)
Accounts receivable, net	$873.1	$652.6

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
The Company has trade receivables for certain “pay-when-paid” projects, which provide for payment through September 2016. These receivables, which are included within assets of discontinued operations in the condensed unaudited consolidated financial statements, have been recorded at their respective net present values, with the non-current portion recorded within long-term assets of discontinued operations. Imputed interest is recognized as interest income as earned, and is reflected within the results of operations from discontinued operations. As of September 30, 2012, $6.5 million was outstanding, with $4.7 million recorded in long-term assets of discontinued operations.
Certain of the Company’s international subsidiaries comprised within discontinued operations utilize the factoring of accounts receivable as short-term financing mechanisms. No material factoring transactions were entered into during the three or nine months ended September 30, 2012, and the amount of related receivables outstanding as of September 30, 2012 was not material.

Note 9 – Property and Equipment, Net
Property and equipment, net, including property and equipment held under capital leases, is composed of the following as of the dates indicated (in millions):

	September 30, 2012	December 31, 2011
Land	$4.6	$4.7
Buildings and leasehold improvements	13.5	12.5
Machinery and equipment	439.0	381.6
Office furniture and equipment	90.2	76.9
Total property and equipment	$547.3	$475.7
Less accumulated depreciation	(259.8)	(212.7)
Property and equipment, net	$287.5	$263.0

Depreciation expense from continuing operations for the three months ended September 30, 2012 and 2011 was $19.8 million and $15.7 million, respectively. Depreciation expense from continuing operations for the nine months ended September 30, 2012 and 2011 was $56.6 million and $43.1 million, respectively.

See Note 4 - Discontinued Operations for information pertaining to property & equipment of discontinued operations.

Note 10 – Debt
The carrying value of debt is composed of the following as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2012	December 31, 2011
Credit facility	August 22, 2016	$10.0	$60.0
7.625% senior notes	February 1, 2017	150.0	150.0
New 4.0% Notes, $105.3 million principal amount	June 15, 2014	100.2	98.2
New 4.25% Notes, $97.0 million principal amount	December 15, 2014	91.6	89.9
Original 4.0% Notes	June 15, 2014	9.7	9.7
Original 4.25% Notes	December 15, 2014	3.0	3.0
Capital lease obligations, weighted average interest rate of 3.2%	In installments through June 2019	54.5	40.6
Notes payable for equipment, weighted average interest rate of 3.8%	In installments through October 2015	34.0	43.4
Total debt		$453.0	$494.8
Less current maturities		(42.4)	(34.1)
Long-term debt		$410.6	$460.7

Credit Facility
As of September 30, 2012, the Company had outstanding under its credit facility, also referred to as the “Credit Facility,” revolving loans of $10.0 million and approximately $99.4 million of letters of credit. The remaining $490.6 million of Credit Facility borrowing capacity was available in its entirety for revolving loans or up to $250.6 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2012, interest on outstanding revolving loans accrued at a rate of approximately 2.48% per annum, and interest on outstanding letters of credit accrued at either 1.125% or 2.25% per annum, based on the type of letter of credit issued. The unused facility fee as of September 30, 2012 was 0.40%.
Senior Convertible Notes
During the first quarter of 2011, the Company exchanged $105.3 million of its Original 4.0% Notes and $97.0 million of its Original 4.25% Notes for identical principal amounts of New 4.0% Notes and New 4.25% Notes. The Company has divided the principal balance of the New Notes between the fair value of the debt component and the fair value of the common stock conversion feature. The resulting debt discount of $17.4 million for the New Notes will be accreted to interest expense over the remaining terms of the New Notes. This will increase interest expense during the terms of the New Notes above their 4.0% and 4.25% cash coupon interest rates to an effective combined interest rate of 6.73%. As of September 30, 2012, the remaining period of amortization associated with the debt discount and related financing costs was approximately 2 years. The fair value of the common stock conversion feature was recorded as a component of shareholders’ equity.
The carrying values of the debt and equity components of the New Notes as of September 30, 2012 were as follows (in millions):

	September 30, 2012
	New 4.0% Notes	New 4.25% Notes
Principal amount	$105.3	$97.0
Unamortized debt discount and financing costs	(5.1)	(5.4)
Net carrying amount of debt component	$100.2	$91.6
Carrying amount of equity component	$8.9	$8.5

Debt Guarantees and Covenants
The Company’s 7.625% senior notes, New Notes and Original Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the Company's Credit Facility or other outstanding indebtedness. See supplemental financial information in Note 17 - Supplemental Guarantor Financial Information.
MasTec was in compliance with all provisions and covenants pertaining to its outstanding debt instruments as of September 30, 2012 and December 31, 2011.

Interest Expense, Net
Details of interest expense, net, classified within continuing operations for the periods indicated is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense:
Contractual and other interest expense	$6.9	$6.6	$20.5	$19.3
Accretion of senior convertible note discount	1.2	1.2	3.7	3.0
Deferred financing costs and commitment fees	1.4	1.3	4.0	3.3
Total interest expense	$9.5	$9.1	$28.2	$25.6
Interest income	(0.1)	(0.1)	(0.3)	(0.4)
Interest expense, net	$9.4	$9.0	$27.9	$25.2

Note 11 - Stock-Based Compensation
The Company has certain stock-based compensation plans that have stock options and restricted share awards outstanding as of September 30, 2012. Under plans currently in effect, there were a total of 4,151,282 shares available for grant as of September 30, 2012. Details of total stock-based compensation expense and related tax benefits for the periods indicated were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock based compensation expense:
Restricted share awards	$1.2	$1.0	$3.4	$2.8
Stock options	—	—	—	—
Total stock based compensation expense	$1.2	$1.0	$3.4	$2.8
Income tax benefit from stock based compensation:
Restricted share awards	$0.6	$0.4	$1.4	$2.1
Stock options	0.1	0.5	0.2	2.9
Total income tax benefit from stock based compensation	$0.7	$0.9	$1.6	$5.0
Excess tax benefit from stock based compensation:
Vested restricted shares (1)	$0.1	$—	$0.1	$1.0
Stock options exercised (1)	0.1	0.5	0.2	2.9
Total excess tax benefit from stock based compensation	$0.2	$0.5	$0.3	$3.9

(1)
Excess tax benefits, which represent cash flows from tax deductions in excess of compensation expense recognized for stock options exercised and vested restricted shares, are classified as financing cash flows in the Company’s condensed unaudited consolidated statements of cash flows.

During the three and nine month periods ended September 30, 2012, the Company granted 5,286 and 175,290 restricted share awards, respectively. Total unearned compensation related to restricted share awards as of September 30, 2012 was $6.3 million, which is expected to be recognized over a weighted average period of approximately 2 years. The intrinsic value of options exercised during the three and nine month periods ended September 30, 2012 was $0.4 million and $0.7 million, respectively. Proceeds received from options exercised during the three and nine month periods ended September 30, 2012 totaled $0.3 million and $0.6 million, respectively.

Note 12 – Comprehensive Income
Comprehensive income consists of net income, foreign currency translation adjustments, unrealized gains and losses from securities available for sale, and losses from non-controlling interests. See condensed unaudited consolidated statements of comprehensive income for details. Accumulated other comprehensive losses of $5.3 million as of September 30, 2012 and $7.9 million as of December 31, 2011 were primarily attributable to unrealized losses on securities available for sale, net of tax, and foreign currency translation gains and/or losses.

Note 13 - Income Taxes

The Company’s consolidated tax rates on income from continuing operations for the three month periods ended September 30, 2012 and 2011 were 39.4% and 36.9%, respectively, and for the nine month periods ended September 30, 2012 and 2011 were 39.4% and 38.4%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter(s) in which they occur.

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
 Outstanding Legacy Litigation
The Company was pursuing claims in excess of $5 million against Aon Risk Services, Inc. of Florida ("Aon"), an insurance broker, for breach of contract and breach of fiduciary duty for the losses arising from a denial of insurance coverage. In September 2012, the parties reached an agreement whereby the Company would recover $3.5 million from Aon, which resulted in a small gain considering expenses incurred, in exchange for a release. Payment was received in October 2012, which will be reflected in the Company's results of operations in the fourth quarter of 2012.
The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) and Sintel, relating to Sintel’s 2000 bankruptcy. The labor union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately $386 million as of September 30, 2012). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants.
On June 14, 2012, the Sintel trial began. As a consequence of the MasTec defendant’s arguments and presentation of evidence, a meeting with the prosecutor took place on July 24, 2012. At that meeting, a tentative agreement (the “Agreement”) was reached which would result in the exoneration of the MasTec defendants (including an acknowledgment that the MasTec defendants acted in good faith and did not cause Sintel’s bankruptcy) and the dismissal of all the charges against them (including Jorge Mas, our Chairman). The trial is expected to continue in November 2012 against the non-MasTec defendants.
In order to avoid significant legal fees and the potential liabilities resulting from the actions of other Spanish defendants for which MasTec may be financially responsible under a theory of subsidiary (or vicarious) liability, the uncertainty of a trial before a foreign tribunal such as the Audiencia Nacional and to eliminate management time devoted to this matter, we entered into the Agreement. MasTec recorded a pre-tax charge of approximately $10 million in the third quarter of 2012 in connection with this Agreement, which is included within other expense, net, in the condensed unaudited consolidated financial statements. As part of this Agreement, MasTec would be dismissed from the case with prejudice. This Agreement is subject to further negotiation and satisfaction of several conditions, which currently have not been met. There can be no assurance that the Agreement will be completed.
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
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. These leases allow the Company to conserve cash by paying a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, reflected within continuing operations was approximately $69.4 million and $44.3 million for the three month periods ended September 30, 2012 and 2011, respectively, and was approximately $168.2 million and $127.2 million for the nine month periods ended September 30, 2012 and 2011.

Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2012 and December 31, 2011, the Company had $99.4 million and $90.0 million, respectively, of standby letters of credit issued under its Credit Facility. The Company is not aware of any material claims relating to outstanding letters of credit as of September 30, 2012 and December 31, 2011.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2012, the estimated cost to complete projects secured by the Company’s $987.1 million in performance and payment bonds was $334.8 million. As of December 31, 2011, the estimated cost to complete projects secured by the Company’s $905.7 million in performance and payment bonds was $330.0 million.
Self-Insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. As of September 30, 2012 and December 31, 2011, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $47.4 million and $39.1 million, respectively, of which $30.1 million and $22.3 million, respectively, was reflected within non-current other liabilities.
MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million MasTec’s liability for employee group claims as of September 30, 2012 and December 31, 2011 was $1.7 million and $1.4 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states in which the Company is self-insured. As of September 30, 2012 and December 31, 2011, these letters of credit amounted to $51.2 million and $51.4 million, respectively. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the consolidated balance sheets, amounted to $2.0 million as of both September 30, 2012 and December 31, 2011. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $9.0 million and $7.1 million as of September 30, 2012 and December 31, 2011, respectively.
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
Collective Bargaining Agreements and Multi-Employer Pension Plans. Certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees. The agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. The required amount of future contributions cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.
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
Based upon the information available to the Company from plan administrators as of September 30, 2012, several of the multi-employer pension plans in which the Company’s subsidiaries participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose on the employers contributing to such plan a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency. The Company’s subsidiaries have been notified that certain plans to which they contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.
During the three and nine month periods ended September 30, 2012 and 2011, total contributions to these plans, and the related number of employees covered by these plans, ranged as follows:

	Number of Employees		Contributions to Multi-Employer Plans (in millions)
	Low	High	Pension	Post-Retirement Benefit	Total
For the three months ended September 30,
2012	1,575	2,509	$8.2	$0.8	$9.0
2011	1,254	1,538	$4.9	$0.4	$5.3

For the nine months ended September 30,
2012	308	2,509	$20.4	$1.8	$22.2
2011	767	1,538	$14.7	$0.8	$15.5

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
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2012 and December 31, 2011, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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

Note 15 – Concentrations of Risk
The Company had approximately 350 customers as of September 30, 2012, which included some of the largest and most prominent companies in the communications, utilities and government industries. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, local and long distance carriers and government entities. The industries served by MasTec’s customers include, among others: utilities (including electrical utility transmission and distribution; power generation; natural gas and petroleum pipeline infrastructure; wind farms, solar farms and other renewable energy; and industrial infrastructure), communications (including wireless, wireline and satellite communications) and government (including water, sewer and other utility and communications work on military bases).

Customer revenue by industry from continuing operations for the periods indicated is as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Communications	$436.8	41%	$435.8	53%	$1,164.7	42%	$1,101.6	52%
Utilities	627.3	59%	373.4	46%	1,617.8	58%	981.1	47%
Government	3.2	0%	7.0	1%	11.9	0%	17.0	1%
	$1,067.3	100%	$816.2	100%	$2,794.4	100%	$2,099.7	100%
Revenue concentration information, as a percent of total consolidated revenue from continuing operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue from top ten customers	67%	73%	66%	73%

Revenue from specific customers:
AT&T	17%	23%	17%	25%
DIRECTV®	16%	22%	17%	19%

In addition, the Company derived 11% of revenues from continuing operations for the nine month period ended September 30, 2011 from El Paso Corporation.
Foreign Operations. The Company has operations in Canada as well as in parts of Latin America and the Caribbean. For the three months ended September 30, 2012 and 2011, revenues from continuing operations of $33.7 million and $36.2 million, respectively, were derived from foreign operations, and for the nine months ended September 30, 2012 and 2011, revenues from continuing operations of $133.7 million and $55.4 million, respectively, were derived from foreign operations. For the three months ended September 30, 2012 and 2011, revenues within the results of operations from discontinued operations of $1.9 million and $2.3 million, respectively, were derived from foreign operations, and for the nine months ended September 30, 2012 and 2011, revenues within the results of operations from discontinued operations of $4.6 million and $5.7 million, respectively, were derived from foreign operations. In addition, the Company held property and equipment in foreign countries of $12.6 million as of September 30, 2012 and $12.7 million as of December 31, 2011.

Note 16 – Related Party Transactions
MasTec leases employees to a customer, in which Jorge Mas and Jose Mas own a minority interest. For the three month periods ended September 30, 2012 and 2011, MasTec charged approximately $123,000 and $128,000, respectively, to the customer, and charged $382,000 and $345,000, respectively, for the nine month periods ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, receivables of $843,000 and $860,000, respectively, attributable to this arrangement were outstanding. The Company also provides satellite communication services to this customer. For the three month periods ended September 30, 2012 and 2011, revenues relating to this customer were approximately $318,000 and $331,000, respectively, and for the nine month periods ended September 30, 2012 and 2011, revenues relating to this customer were approximately $924,000 and $938,000. As of September 30, 2012 and December 31, 2011, receivables from this arrangement of approximately $1.1 million and $775,000, respectively, were outstanding.
Split Dollar and Deferred Bonus Agreements
MasTec has a split dollar agreement and deferred bonus agreement with Jorge Mas. The Company made no payments for the three months ended September 30, 2012 in connection with these agreements. The Company paid approximately $284,000 in connection with these agreements for the nine months ended September 30, 2012. No payments were made in connection with these agreements for the three month period ended September 30, 2011. For the nine month period ended September 30, 2011, MasTec paid approximately $283,000 in connection with the split dollar agreements for Jorge Mas. MasTec also has a split dollar agreement and a deferred bonus agreement with Jose Mas. For the three and nine month periods ended September 30, 2012 and 2011, no payments were made in connection with the agreements for Jose Mas.
The Company adjusts the value of life insurance policies associated with the split dollar agreements each period based on their current cash surrender values. The estimated fair value of these life insurance policies as of September 30, 2012 and December 31, 2011 of $8.7 million and $7.9 million, respectively, is included in other assets in the condensed unaudited consolidated balance sheets.

Note 17 – Supplemental Guarantor Financial Information
The senior notes, New Notes and Original Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the Company's Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”).  The Company's subsidiaries organized outside of the U.S. and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the senior notes, New Notes and Original Notes. The subsidiary guarantees with respect to the senior notes, New Notes and Original Notes are subject to release in certain customary circumstances including upon the sale of a majority of the capital stock or substantially all of the assets of the subsidiary guarantor; if the guarantee under our Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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
CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEET
As of September 30, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$973,839	$35,058	$—	$1,008,897
Current assets of discontinued operations	—	8,184	8,481	—	$16,665
Property and equipment, net	—	276,414	11,115	—	$287,529
Goodwill and other intangible assets, net	—	795,424	31,152	—	$826,576
Net investments in and advances to (from) consolidated affiliates	813,546	175,803	(25,614)	(963,735)	$—
Other assets	7,701	39,309	28	—	$47,038
Long-term assets of discontinued operations	—	751	8,444	—	$9,195
Total assets	$821,247	$2,269,724	$68,664	$(963,735)	$2,195,900
Liabilities and Shareholders’ Equity
Current liabilities	$21	$719,273	$24,872	$—	$744,166
Current liabilities of discontinued operations	—	—	5,334	—	$5,334
Long-term debt	—	410,490	71	—	$410,561
Other liabilities	—	201,732	18,141	—	$219,873
Total liabilities	$21	$1,331,495	$48,418	$—	$1,379,934
Total shareholders’ equity	$821,226	$938,229	$20,246	$(963,735)	$815,966
Total liabilities and shareholders’ equity	$821,247	$2,269,724	$68,664	$(963,735)	$2,195,900

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEET
As of December 31, 2011 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$738,881	$53,328	$—	$792,209
Current assets of discontinued operations	—	22,572	8,036	—	$30,608
Property and equipment, net	—	251,948	11,059	—	$263,007
Goodwill and other intangible assets, net	—	793,844	31,635	—	$825,479
Net investments in and advances to (from) consolidated affiliates	811,982	117,963	(41,830)	(888,115)	$—
Other assets	7,119	47,580	1,033	—	$55,732
Long-term assets of discontinued operations	—	114,378	7,317	—	$121,695
Total assets	$819,101	$2,087,166	$70,578	$(888,115)	$2,088,730
Liabilities and Shareholders’ Equity
Current liabilities		$527,931	$29,265	$—	$557,196
Current liabilities of discontinued operations	—	20,912	8,362	—	$29,274
Long-term debt	—	460,603	87	—	$460,690
Other liabilities	—	209,225	21,138	—	$230,363
Total liabilities	$—	$1,218,671	$58,852	$—	$1,277,523
Total shareholders’ equity	$819,101	$868,495	$11,726	$(888,115)	$811,207
Total liabilities and shareholders’ equity	$819,101	$2,087,166	$70,578	$(888,115)	$2,088,730

CONDENSED UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,644,197	$152,267	$(2,033)	$2,794,431
Costs of revenue, excluding depreciation and amortization	—	2,312,564	134,525	(2,033)	2,445,056
Depreciation and amortization	1	63,403	1,721	—	65,125
General and administrative expenses	1,052	109,454	7,686	—	118,192
Interest expense, net	—	27,880	3	—	27,883
Other expense, net	—	7,775	214	—	7,989
Income (loss) from continuing operations before provision for income taxes	$(1,053)	$123,121	$8,118	$—	$130,186
Benefit (provision) for income taxes	423	(49,766)	(1,886)	—	(51,229)
Income (loss) from continuing operations	$(630)	$73,355	$6,232	$—	$78,957
Income (loss) from discontinued operations, net of tax	—	(6,086)	(1,795)	—	(7,881)
Equity in income from subsidiaries, net of tax	71,706	—	—	(71,706)	—
Net income (loss)	$71,076	$67,269	$4,437	$(71,706)	$71,076
Net loss attributable to non-controlling interests	—	—	(9)	—	(9)
Net income (loss) attributable to MasTec, Inc.	$71,076	$67,269	$4,446	$(71,706)	$71,085
Comprehensive income (loss)	$71,415	$67,269	$6,741	$(71,706)	$73,719

CONDENSED UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2011 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,036,180	$63,494	$—	$2,099,674
Costs of revenue, excluding depreciation and amortization	—	1,753,352	52,645	—	1,805,997
Depreciation and amortization	—	51,317	1,452	—	52,769
General and administrative expenses	1,754	92,918	3,067	—	97,739
Interest expense, net	—	25,077	125	—	25,202
Gain on remeasurement of equity interest in acquiree	—	(29,041)	—	—	(29,041)
Other expense (income), net	—	441	(281)	—	160
Income (loss) from continuing operations before provision for income taxes	$(1,754)	$142,116	$6,486	$—	$146,848
Benefit (provision) for income taxes	684	(55,378)	(1,680)	—	(56,374)
Income (loss) from continuing operations	$(1,070)	$86,738	$4,806	$—	$90,474
Income (loss) from discontinued operations, net of tax	—	8,682	(1,745)	—	6,937
Equity in income from subsidiaries, net of tax	98,481	—	—	(98,481)	—
Net income (loss)	$97,411	$95,420	$3,061	$(98,481)	$97,411
Net loss attributable to non-controlling interests	—	—	(31)	—	(31)
Net income (loss) attributable to MasTec, Inc.	$97,411	$95,420	$3,092	$(98,481)	$97,442
Comprehensive income (loss)	$97,227	$95,420	$1	$(98,481)	$94,167

CONDENSED UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by (used in) operating activities	$(891)	$96,338	$19,223	$—	$114,670
Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	$—	$(16,094)	$(1,402)	$—	$(17,496)
Capital expenditures	—	(49,109)	(1,222)	—	(50,331)
Proceeds from sale of assets	—	5,808	—	—	5,808
Proceeds from disposal of business, net	—	97,728	—	—	97,728
Investments in life insurance policies	(284)	—	—	—	(284)
Net cash provided by (used in) investing activities	$(284)	$38,333	$(2,624)	$—	$35,425
Cash flows (used in) provided by financing activities:
Proceeds from credit facility	$—	$631,815	$—	$—	$631,815
Repayments of credit facility	—	(681,815)	—	—	(681,815)
Repayments of other borrowings	—	(15,510)	—	—	(15,510)
Proceeds from (repayments of) book overdrafts	—	(5,645)	—	—	(5,645)
Payments of capital lease obligations	—	(14,790)	(16)	—	(14,806)
Proceeds from stock options exercises and other share-based awards	1,445	—	—	—	1,445
Excess tax benefit from stock-based compensation	—	302	—	—	302
Purchases of treasury stock	(75,000)	—	—	—	(75,000)
Payments of financing costs	—	(113)	—	—	(113)
Net financing activities and advances (to) from consolidated affiliates	74,730	(58,278)	(16,452)	—	—
Net cash (used in) provided by financing activities	$1,175	$(144,034)	$(16,468)	$—	$(159,327)
Net increase (decrease) in cash and cash equivalents	—	(9,363)	131	—	(9,232)
Net effect of currency translation on cash	—	20	115	—	135
Cash and cash equivalents - beginning of period	—	16,241	4,038	—	20,279
Cash and cash equivalents - end of period	$—	$6,898	$4,284	$—	$11,182
Cash and cash equivalents of discontinued operations	$—	$684	$26	$—	$710
Cash and cash equivalents of continuing operations	$—	$6,214	$4,258	$—	$10,472

CONDENSED UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by (used in) operating activities	$(2,436)	$(46,552)	$(14,107)	$—	$(63,095)
Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	$(31,236)	$(44,687)	$(9,444)	$—	$(85,367)
Capital expenditures	—	(56,960)	(36)	—	(56,996)
Proceeds from sale of assets	—	4,456	—	—	4,456
Proceeds from redemption of investments	—	4,600	—	—	4,600
Investments in life insurance policies	(283)	—	—	—	(283)
Net cash provided by (used in) investing activities	$(31,519)	$(92,591)	$(9,480)	$—	$(133,590)
Cash flows (used in) provided by financing activities:
Proceeds from credit facility	$—	$135,761	$—	$—	$135,761
Repayments of credit facility	—	(108,761)	—	—	(108,761)
Repayments of other borrowings	—	(9,098)	—	—	(9,098)
Proceeds from (repayments of) book overdrafts	—	22,698	—	—	22,698
Payments of capital lease obligations	—	(12,897)	(29)	—	(12,926)
Proceeds from stock options exercises and other share-based awards	11,921	—	—	—	11,921
Excess tax benefit from stock-based compensation	—	3,942	—	—	3,942
Purchases of treasury stock	(1,950)	—	—	—	(1,950)
Payments of financing costs	—	(6,069)	—	—	(6,069)
Net financing activities and advances (to) from consolidated affiliates	23,984	(48,823)	24,839	—	—
Net cash (used in) provided by financing activities $	$33,955	$(23,247)	$24,810	$—	$35,518
Net increase (decrease) in cash and cash equivalents	—	(162,390)	1,223	—	(161,167)
Net effect of currency translation on cash	—	—	(74)	—	(74)
Cash and cash equivalents - beginning of period	—	177,223	381	—	177,604
Cash and cash equivalents - end of period	$—	$14,833	$1,530	$—	$16,363
Cash and cash equivalents of discontinued operations	$—	$9,071	$8	$—	$9,079
Cash and cash equivalents of continuing operations	$—	$5,762	$1,522	$—	$7,284

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our business, financial position and results of operations as of and for the three and nine months ended September 30, 2012 and 2011. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in our Form 10-K, as amended, for the year ended December 31, 2011 and the condensed unaudited consolidated financial statements and notes contained in our subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.
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
Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and, as of September 30, 2012, we had approximately 12,900 employees and approximately 380 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past five years.
We serve a diversified customer base, which includes some of the leading communications and utility companies in the United States. For the quarter ended September 30, 2012, our top ten customers for our continuing operations were AT&T, DIRECTV®, Energy Transfer Company, Mid-American Energy, Chesapeake Midstream Partners LP, DCP Midstream, Enbridge, Dominion Virginia Power, Duke Energy and enXco. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements. Because our business is concentrated among relatively few major customers, our business could be negatively affected if the amount of business we obtain from these customers is reduced or if we complete the required work on projects and cannot replace them with similar projects.
Revenue concentration information, as a percent of total consolidated revenue from continuing operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue from top ten customers	67%	73%	66%	73%

Revenue from specific customers:
AT&T	17%	23%	17%	25%
DIRECTV®	16%	22%	17%	19%

In addition, we derived 11% of our revenues for the nine month period ended September 30, 2011 from El Paso Corporation.
Our relationship with AT&T is primarily based upon master service agreements, other service agreements and construction/installation contracts for both AT&T’s wireless and wireline infrastructure businesses. Our relationship with DIRECTV® is based upon an agreement to provide installation and maintenance services for DIRECTV®.

In May 2012, Red Ventures exercised its option to purchase the DirectStar Business, and we consummated the sale of the DirectStar Business to Red Ventures in June 2012 for a net sale price of $98.9 million in cash. DirectStar provides marketing and sales services on behalf of DIRECTV®. The sale of the DirectStar Business reduced our revenues from DIRECTV®.
Additionally, in September 2012, MasTec's board of directors approved a plan of sale for the projects and net assets of its wholly-owned subsidiary, Globetec Construction LLC and subsidiaries (“Globetec”), to be completed on or before September 30, 2013. In connection with our decision to sell Globetec, we recognized impairment losses of $12.7 million in the third quarter of 2012.
Accordingly, DirectStar and Globetec are each presented as a discontinued operation in the condensed unaudited consolidated financial statements for all periods presented. See Note 4 – Discontinued Operations in the notes to the condensed unaudited consolidated financial statements for additional details.

Overview of Financial Results
Third quarter revenue grew to $1.1 billion, an increase of $251 million, or 31%, from the prior year. Strong end-user demand for power generation and industrial as well as oil and gas pipeline and facility projects contributed to this growth. Costs of revenue, excluding depreciation and amortization, as a percent of revenue increased from 86.1% in the third quarter of 2011 to 86.6% in 2012. This increase was driven primarily by lower margins on oil and gas pipeline and facility projects, as well as certain power generation and industrial projects, as compared with 2011. Depreciation and amortization expense and general and administrative costs also increased, due in part to our 2011 acquisitions, as well as from increased levels of investment in our business. While depreciation and amortization and general and administrative costs increased in dollar terms, as a percentage of revenue they declined versus the same period in the prior year. This improvement is largely due to improved leverage of these costs as a result of higher revenues.
Our third quarter results were also affected by a $9.6 million legal settlement reserve that we recorded in connection with the Sintel legal matter. See Note 14 – Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements.
Third quarter 2012 income from continuing operations was $36.1 million, or $0.45 cents per diluted share. Third quarter 2012 income from continuing operations includes an after-tax effect of $5.8 million, or $0.07 per share, resulting from the legal settlement charge discussed above. Excluding this charge, third quarter income from continuing operations and diluted earnings per share were $41.9 million and $0.53 cents, respectively. As compared with our third quarter 2011 results, income from continuing operations and diluted earnings per share increased by approximately $11.1 million and $0.18 cents per share, or approximately 36% and 51%, respectively. See "Adjusted Income From Continuing Operations and Adjusted Income From Continuing Operations Per Diluted Share" below.
Diluted earnings per share was also favorably affected by the purchase of treasury shares. Beginning in the fourth quarter of 2011 and as of September 30, 2012, we have repurchased 9.5 million shares of our common stock. In addition, we had fewer dilutive “premium” shares included in our diluted share count as compared with the prior year period due to a lower average stock price. See Note 2 – Earnings Per Share in the notes to the condensed unaudited consolidated financial statements.
Economic, Industry and Market Factors
We recognize that we continue to operate in a challenging business environment, as do our customers. We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic conditions, as well as the highly competitive nature of our industry, have resulted in pricing pressure for the services we provide. Work is often awarded through a bidding process, where price is a principal factor in the selection process. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market and industry factors, such as tightened access to capital for customers in the industries we serve and/or changes to our customers’ capital spending plans, can result, and have resulted, in decreased levels of demand in certain portions of our business, such as our power generation and industrial projects, which were negatively affected by such trends in 2011, and our wireless projects, which have been negatively affected by reduced work order volume during 2012. In addition, we operate in industries affected by market and regulatory impacts beyond our control. Changes in technology, tax and other incentives, renewable energy portfolio standards and new or changing regulatory requirements affecting the industries we serve can impact demand for our services. Fluctuations in market prices for oil, gas and other fuel sources can also impact demand for our oil and gas pipeline and facility construction services, as well as our power generation and industrial construction services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows.
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
Revenue
Customer revenues from continuing operations by industry for the periods indicated were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Communications	$436.8	41%	$435.8	53%	$1,164.7	42%	$1,101.6	52%
Utilities	627.3	59%	373.4	46%	1,617.8	58%	981.1	47%
Government	3.2	0%	7.0	1%	11.9	0%	17.0	1%
	$1,067.3	100%	$816.2	100%	$2,794.4	100%	$2,099.7	100%

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
Revenues from continuing operations by type of contract for the periods indicated were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Master service and other service agreements	$424.8	40%	$499.6	61%	$1,207.7	43%	$1,225.9	58%
Installation/construction project agreements	642.5	60%	316.6	39%	1,586.7	57%	873.8	42%
	$1,067.3	100%	$816.2	100%	$2,794.4	100%	$2,099.7	100%

As shown in the table above, approximately 60% of our third quarter revenues from continuing operations were from non-recurring, project specific work. Seasonality tends to have a greater impact on our non-recurring project revenues. The proportion of our revenues from non-recurring project work in any given quarter can fluctuate based upon our project mix. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels, or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.

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

	As of September 30, 2012	As of December 31, 2011 (1)
Estimated 18-month backlog	$3,330	$3,092

(1)
Backlog attributable to Globetec and the DirectStar Business of approximately $247 million has been removed from previously reported figures due to the reclassification of Globetec and the DirectStar Business as discontinued operations.

While our backlog estimates include amounts under master service and other service agreements, our customers are not contractually committed to purchase a minimum amount of services under these agreements, most of which can be canceled on short or no advance notice. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenues for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors. These changes could cause estimated revenues to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenues and earnings.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, estimates to complete and provisions for contract losses, allowances for doubtful accounts, accrued self-insured claims, estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, assets and liabilities classified as held-for-sale, securities available for sale and certain convertible debt obligations, reserves and accruals, impairment of assets, income taxes and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect. Refer to Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K, as amended, for further information regarding our critical accounting policies and estimates.

Results of Operations
Comparison of Quarterly Results
The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Revenue	$1,067.3	100.0%	$816.2	100.0%	$2,794.4	100.0%	$2,099.7	100.0%
Costs of revenue, excluding depreciation and amortization	924.3	86.6%	703.0	86.1%	2,445.1	87.5%	1,806.0	86.0%
Depreciation and amortization	22.6	2.1%	19.6	2.4%	65.1	2.3%	52.8	2.5%
General and administrative expenses	42.5	4.0%	35.2	4.3%	118.2	4.2%	97.7	4.7%
Interest expense, net	9.4	0.9%	9.0	1.1%	27.9	1.0%	25.2	1.2%
Other expense (income), net	8.9	0.8%	0.6	0.1%	7.9	0.4%	(28.9)	(1.4)%
Income from continuing operations before provision for income taxes	$59.6	5.6%	$48.8	6.0%	$130.2	4.6%	$146.9	7.0%
Provision for income taxes	(23.5)	(2.2)%	(18.0)	(2.2)%	(51.2)	(1.8)%	(56.4)	(2.7)%
Income from continuing operations before non-controlling interests	$36.1	3.4%	$30.8	3.8%	$79.0	2.8%	$90.5	4.3%
(Loss) income from discontinued operations, net of tax	(9.3)	(0.9)%	1.0	0.1%	(7.9)	(0.3)%	6.9	0.3%
Net income	$26.8	2.5%	$31.8	3.9%	$71.1	2.5%	$97.4	4.6%
Net loss attributable to non-controlling interests	—	—%	—	—%	—	—%	—	—%
Net income attributable to MasTec	$26.8	2.5%	$31.8	3.9%	$71.1	2.5%	$97.4	4.6%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenue. Our revenue was $1.1 billion for the three months ended September 30, 2012, as compared with $816.2 million for the same period in 2011, representing an increase of approximately $251.1 million or 30.8%. Third quarter 2012 revenues were favorably affected by demand for our power generation and industrial, electrical transmission and oil and gas pipeline and facility services. Key customers driving growth during the second quarter of 2012 included Chesapeake Midstream Partners LP, Mid-American Energy and Energy Transfer Company. Revenue from power generation and industrial projects of $201.9 million increased by approximately $176.9 million for the three months ended September 30, 2012 as compared to the same period in the prior year. The growth in power generation and industrial project work has been driven largely by customers seeking to complete wind installation projects under the current federal production tax credit program, which requires that qualified facilities be placed in service by December 31, 2012. In addition, solar project activity increased versus the prior year. Third quarter 2012 oil and gas pipeline and facility project work benefited from approximately $72.3 million of incremental revenue from natural gas and petroleum pipeline infrastructure project activities.

Costs of revenue, excluding depreciation and amortization. Our costs of revenue, excluding depreciation and amortization, were $924.3 million, or 86.6% of revenue, for the three months ended 2012, compared to $703.0 million, or 86.1% of revenue, for the corresponding period in 2011, a $221.3 million, or 31.5%, increase. The dollar increase is partially attributable to higher costs associated with increased revenues, as described above. Costs of revenue, excluding depreciation and amortization, increased 50 basis points as a percentage of revenue. Material costs as a percentage of revenue increased by approximately 260 basis points, resulting, in part, from changes in our project mix as compared with 2011. Our power generation and industrial projects, which increased as a proportion of our total revenues, had higher material cost requirements as compared with our mix of project work in the prior year. The increase in material costs as a percentage of revenue was partially offset by a 120 basis point decrease in wage costs, including subcontractor expenses, as a percentage of revenue. In addition, fuel costs as a percent of revenue decreased by approximately 50 basis points as a percentage of revenue due to lower fuel prices, as well as from changes in project mix.
Depreciation and amortization. Depreciation and amortization was $22.6 million, or 2.1% of revenue, for the three months ended September 30, 2012 as compared with $19.6 million, or 2.4% of revenue, for the same period in 2011, representing an increase of approximately $3.0 million, or 15.3%. The increase in depreciation expense resulted from capital spending beginning in the second half of 2011 to support growth in project activity levels. Increased depreciation expense for the quarter ended September 30, 2012 was partially offset by a decrease of approximately $1.0 million in amortization expense from historical acquisitions.

General and administrative expenses. General and administrative expenses were $42.5 million, or approximately 4.0% of revenue, for the three months ended September 30, 2012 as compared with $35.2 million, or 4.3% of revenue, for the same period in 2011, representing an increase of $7.3 million, or approximately 20.7%. The dollar increase resulted from higher labor and other administrative costs associated with growth in our business. As a percentage of revenue, general and administrative costs decreased by 30 basis points.
Interest expense, net. Interest expense, net of interest income, was $9.4 million, or approximately 0.9% of revenue, for the three months ended September 30, 2012, as compared with $9.0 million, or 1.1% of revenue, for the same period in 2011, an increase of approximately $0.4 million. The increase was largely attributable to interest expense related to higher average outstanding balances under our Credit Facility.
Other expense (income), net. Other expense, net, was $8.9 million for three months ended September 30, 2012, as compared with other expense, net, of $0.6 million for the three months ended September 30, 2011, an increase of $8.3 million. The increase was driven primarily by a $9.6 million legal settlement reserve that we recorded in connection with the Sintel legal matter in the third quarter of 2012, offset, in part, by changes in gains and losses on sales of assets. Gains on sales of assets were $0.6 million for the three months ended September 30, 2012, as compared with losses on sales of assets of $0.6 million for the same period in 2011. See Note 14 – Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements for details of the Sintel legal matter.
Income taxes. Income taxes were $23.5 million for the three months ended September 30, 2012, as compared with $18.0 million for the three months ended September 30, 2011, representing an increase of approximately $5.5 million. This increase is primarily attributable to higher income and a higher expected tax rate. Our effective tax rate on income from continuing operations was 39.4% for the three months ended September 30, 2012 as compared with approximately 36.9% for the same period in the prior year. The higher current year effective tax rate is principally attributable to a higher effective state tax rate.
(Loss) income from discontinued operations. Losses from discontinued operations of $9.3 million for the quarter ended September 30, 2012 were driven primarily by impairment charges of $12.7 million in connection with our decision to sell the Globetec operation. Income from discontinued operations, net of tax, was $1.0 million for the quarter ended September 30, 2011. See Note 4 – Discontinued Operations in the notes to the condensed unaudited consolidated financial statements for additional details.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue. Our revenue was $2.8 billion for the nine months ended September 30, 2012, as compared with $2.1 billion for the same period in 2011, representing an increase of $694.7 million or 33.1%. Of this increase, $164.7 million, or approximately 23.7%, was attributable to businesses acquired in 2011. Organic revenues increased by $530.0 million, or 25.2%. Revenues for the nine months ended September 30, 2012 were favorably affected by demand for our power generation and industrial, oil and gas pipeline and facility, electrical transmission and install-to-the-home services. Key customers driving this growth included Mid-American Energy, Duke Energy and Chesapeake Midstream Partners LP. Revenue from power generation and industrial projects increased by $395.3 million to almost $500.9 million for the nine months ended September 30, 2012 as compared with 2011. The growth in power generation and industrial project work has been driven largely by customers seeking to complete wind installation projects under the current federal production tax credit program, which requires that qualified facilities be placed in service by December 31, 2012. In addition, solar project activity increased versus the prior year. Oil and gas pipeline and facility project work benefited from approximately $137.5 million of incremental revenue from natural gas and petroleum pipeline infrastructure project activities for the nine month period ended September 30, 2012 as compared with 2011. Acquisitions contributed approximately $46.2 million of oil and gas pipeline and facility revenues for the nine months ended September 30, 2012.
Electrical transmission project activity increased by approximately $119.8 million, including approximately $56.3 million of revenue from acquired businesses. Continued strong demand for install-to-the-home project work, in addition to expansion into the northeastern United States as a result of our 2011 acquisition of Halsted, yielded approximately $62.8 million of increased revenues from install-to-the-home projects for the nine months ended September 30, 2012 as compared with 2011. Approximately $52.4 million of this increase resulted from the Halsted acquisition.
Costs of revenue, excluding depreciation and amortization. Our costs of revenue, excluding depreciation and amortization, were $2.4 billion, or 87.5% of revenue, for the nine months ended September 30, 2012, compared to $1.8 billion, or 86.0% of revenue, for the corresponding period in 2011, a $639.1 million, or 35.4%, increase. The dollar increase is partially attributable to higher costs associated with increased revenues, as described above. Costs of revenue, excluding depreciation and amortization, increased 150 basis points as a percentage of revenue. Material costs as a percentage of revenue increased by 330 basis points. Changes in our project mix have increased our material costs as a percent of revenue as compared with 2011. Our power generation and industrial and electrical transmission project work, both of which increased as a proportion of our total revenues, had higher material cost requirements as compared with our mix of project work in the prior year. In addition, we incurred approximately $25 million of losses on two pipeline projects in the second quarter of 2012. Partially offsetting these increases were a 50 basis point decrease in fuel costs as a percentage of revenue due to lower fuel prices and changes in project mix as well as a 40 basis point decrease in equipment related maintenance costs and a 30 basis point decrease in wage costs, including subcontractor expenses.
Depreciation and amortization. Depreciation and amortization was $65.1 million, or 2.3% of revenue, for the nine month period ended September 30, 2012, as compared with $52.8 million, or 2.5% of revenue, for the same period in 2011, representing an increase of approximately $12.3 million, or 23.3%. The increase was driven by $11.5 million of higher organic business depreciation expense, as well as $4.2 million of acquisition-related depreciation and amortization. The increase in organic business depreciation expense resulted from increased capital spending beginning in the second half of 2011 to support growth in project activity levels. Increased depreciation expense for the nine months ended September 30, 2012 was partially offset by a decrease of approximately $3.4 million in amortization expense from historical acquisitions.
General and administrative expenses. General and administrative expenses were $118.2 million, or 4.2% of revenue, for the nine month period ended September 30, 2012 as compared with $97.7 million, or 4.7% of revenue, for the same period in 2011, representing an increase of $20.5 million, or 21.0%. The dollar increase resulted in part from incremental costs of approximately $7.9 million in support of businesses acquired in 2011, as well as from higher labor, information technology and other administrative costs associated with growth in our business. As a percentage of revenue, general and administrative costs decreased by approximately 50 basis points.
Interest expense, net. Interest expense, net of interest income, was $27.9 million, or 1.0% of revenue, for the nine month period ended September 30, 2012, as compared with $25.2 million, or 1.2% of revenue, for the same period in 2011, an increase of $2.7 million. The increase was largely attributable to an increase in interest expense of approximately $1.5 million related to higher average outstanding balances under our Credit Facility, as well as $0.6 million of incremental discount accretion associated with our New Convertible Notes (see “Senior Convertible Notes” below).
Other expense (income), net. Other expense, net, was $7.9 million for nine month period ended September 30, 2012, as compared with $28.9 million of other income, net, for the nine month period ended September 30, 2011. The decrease in other income, net, is attributable, in part, to the $29.0 million gain on remeasurement of our equity investment in EC Source, which was recognized in the second quarter of 2011. In addition, in the third quarter of 2012, we recorded a $9.6 million legal settlement reserve in connection with the Sintel legal matter. See Note 14 – Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements.
Income taxes. Income taxes were $51.2 million for the nine month period ended September 30, 2012, as compared with $56.4 million for the nine month period ended September 30, 2011, representing a decrease of approximately $5.2 million. This decrease is primarily attributable to lower income, partially offset by the impact of a higher expected tax rate. Our effective tax rate on income from continuing operations was 39.4% for the nine month period ended September 30, 2012 as compared with an effective tax rate of 38.4% for the same period in the prior year. The higher current year effective tax rate is principally attributable to a higher effective state tax rate.
(Loss) income from discontinued operations. Loss from discontinued operations, net of tax, was $7.9 million for the nine month period ended September 30, 2012 as compared with $6.9 million of income from discontinued operations in the prior year period, a variance of $14.8 million, driven primarily by impairment charges of $12.7 million recognized in the third quarter of 2012 in connection with our decision to sell the Globetec operation. Additionally, we had lower current year revenues and income associated with the DirectStar Business as a result of the sale of this business in June 2012. See Note 4 – Discontinued Operations in the notes to the condensed unaudited consolidated financial statements for additional details.

Diluted Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Diluted weighted average shares outstanding (in thousands)	79,526	89,324	81,982	86,933

We had 79.5 million and 82.0 million diluted shares outstanding for the three and nine month periods ended September 30, 2012, respectively, as compared with 89.3 million and 86.9 million shares outstanding, respectively, for the same periods in 2011. Several transactions affected our diluted share count from 2011 to 2012. During the second quarter of 2011, we issued 5.1 million shares in connection with the acquisition of EC Source. In addition, as of September 30, 2012, we repurchased a total of 9.5 million shares under a share repurchase program approved by our Board of Directors in the fourth quarter of 2011. The exchange of 94% of our Original Convertible Notes for New Convertible Notes in the first quarter of 2011 also affected our outstanding share count due to the change in our actual average stock price, which resulted in 1.3 million and 2.0 million fewer shares in our diluted share count for the three and nine month periods ended September 30, 2012, respectively, as compared with the same periods in 2011. See Note 2 – Earnings Per Share as well as Note 3 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements contained for additional details.

Non-U.S. GAAP Financial Measures
As appropriate, we supplement the reporting of our financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including earnings before interest, taxes, depreciation and amortization (“EBITDA”); and we have presented adjusted income from continuing operations (“Adjusted Income From Continuing Operations”), adjusted income from continuing operations per diluted share (“Adjusted Income From Continuing Operations Per Diluted Share”) and “Adjusted EBITDA,” all of which exclude the $9.6 million legal settlement reserve we recorded in the third quarter of 2012 and the $29.0 million non-cash gain on remeasurement of our equity investment in EC Source that we recorded in the second quarter of 2011. See Note 14 - Commitments and Contingencies and Note 3 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements for additional details. We believe these non-U.S. GAAP measures provide meaningful information that helps investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-U.S. GAAP financial measures having the same or similar names.

These financial measures should not be considered in isolation or as a substitute for reported income from continuing operations and income from continuing operations per diluted share. These non-U.S. GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our U.S. GAAP results and the provided reconciliations to the corresponding U.S. GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

EBITDA and Adjusted EBITDA
EBITDA is a non-U.S. GAAP financial measure that reflects earnings from continuing operations excluding the impact of interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA, which is a non-U.S. GAAP financial measure, is calculated for the three and nine months ended September 30, 2012 as EBITDA excluding the $9.6 million legal settlement reserve we recorded in the third quarter of 2012. In 2011, Adjusted EBITDA for the nine months ended September 30, 2011 is calculated as EBITDA excluding the $29.0 million non-cash gain on remeasurement of our equity investment in EC Source, which was recorded in the second quarter of 2011. We use EBITDA and Adjusted EBITDA to evaluate our performance, both internally and versus our peers, because it excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash, which can be used to measure our ability to service debt, fund capital expenditures and expand our business.
Interest expense can be dependent upon a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. During 2012, our interest expense increased as a result of higher average balances outstanding under our Credit Facility. During 2011, our interest expense increased as a result of accretion expense associated with the New Convertible Notes, which were issued during the first quarter of 2011. The debt discount associated with these notes will be accreted to interest expense over the remaining terms of the New Convertible Notes, which will increase interest expense above the New Convertible Notes’ 4.0% and 4.25% cash coupon interest rates.
Tax positions of companies can vary because of differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies and over time. For example, our effective tax rate on income from continuing operations for the nine months ended September 30, 2012 increased to 39.4% from 38.4% for the same period in the prior year.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
EBITDA and Adjusted EBITDA Reconciliation:	2012		2011		2012		2011
Income from continuing operations	$36.1	3.4%	$30.8	3.8%	$79.0	2.8%	$90.5	4.3%
Legal settlement reserve	9.6	0.9%	—	—%	9.6	0.3%	—	—%
Gain from remeasurement of equity interest in acquiree	—	—%	—	—%	—	—%	(29.0)	(1.4)%
Interest expense, net	9.4	0.9%	9.0	1.1%	27.9	1.0%	25.2	1.2%
Provision for income taxes	23.5	2.2%	18.0	2.2%	51.2	1.8%	56.4	2.7%
Depreciation and amortization	22.6	2.1%	19.6	2.4%	65.1	2.3%	52.8	2.5%
EBITDA and Adjusted EBITDA – continuing operations	$101.3	9.5%	$77.4	9.5%	$232.8	8.3%	$195.8	9.3%

Adjusted Income From Continuing Operations and Adjusted Income From Continuing Operations Per Diluted Share
We also present Adjusted Income From Continuing Operations and Adjusted Income From Continuing Operations Per Diluted Share. Management believes that Adjusted Income From Continuing Operations and Adjusted Income From Continuing Operations Per Diluted Share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a baseline for analyzing trends in our underlying business.  The following table presents Adjusted Income From Continuing Operations and Adjusted Income From Continuing Operations Per Diluted Share:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Adjusted Income From Continuing Operations (in millions)	$41.9	$30.8	$84.8	$72.6
Adjusted Income From Continuing Operations Per Diluted Share	$0.53	$0.35	$1.04	$0.84

The tables below reconcile Adjusted Income From Continuing Operations and Adjusted Income From Continuing Operations Per Diluted Share with reported income from continuing operations and reported income from continuing operations per diluted share, the most directly comparable U.S. GAAP financial measures. The tables below may contain slight summation differences due to rounding.

	Three Months Ended
	September 30, 2012		September 30, 2011
	Income From Continuing Operations (in millions)	Income From Continuing Operations Attributable to MasTec per Diluted Share	Income From Continuing Operations (in millions)	Income From Continuing Operations Attributable to MasTec per Diluted Share
Reported U.S GAAP measure	$36.1	$0.45	$30.8	$0.35
Legal settlement reserve (a)	5.8	0.07	—	—
Gain on remeasurement of equity interest in acquiree (b)	—	—	—	—
Adjusted non-U.S. GAAP measure	$41.9	$0.53	$30.8	$0.35

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Income From Continuing Operations (in millions)	Income From Continuing Operations Attributable to MasTec per Diluted Share	Income From Continuing Operations (in millions)	Income From Continuing Operations Attributable to MasTec per Diluted Share
Reported U.S GAAP measure	$79.0	$0.97	$90.5	$1.05
Legal settlement reserve (a)	5.8	0.07	—	—
Gain on remeasurement of equity interest in acquiree (b)	—	—	(17.9)	(0.21)
Adjusted non-U.S. GAAP measure	$84.8	$1.04	$72.6	$0.84

(a)
Represents the after tax expense and corresponding diluted per share impact related to a legal settlement reserve we recorded in the third quarter of 2012. The tax effect was calculated using the effective tax rate from continuing operations for the respective period. See Note 14 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements for details.

(b)
Represents the after tax gain and corresponding diluted per share impact from the gain on remeasurement of our equity investment in EC Source, which we acquired in the second quarter of 2011. The tax effect was calculated using the effective tax rate from continuing operations for the respective period. See Note 3 - Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements for details.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, availability under our credit facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations and debt service. We also evaluate opportunities for strategic acquisitions and/or investments from time to time that may require cash, and may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. See Part II, Item 2 of this Quarterly Report on Form 10-Q for details of our November 2011 share repurchase program, which was completed in the third quarter of 2012.
Capital Expenditures. We estimate that we will spend approximately $75.0 million in 2012 on capital expenditures. In 2011, we spent approximately $72 million on capital expenditures, primarily to support project activity growth in oil and gas pipeline and facility as well as wireless activities, as well as in support of businesses acquired in 2011. Actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future. We expect to continue to sell older equipment as we upgrade to new equipment.
Earn-out Payments. We have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the acquired businesses. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future earn-out obligations recorded as liabilities as of September 30, 2012 was approximately $90.1 million. Of this amount, $19.2 million represents the liability for earn-out obligations that have already been earned and are currently payable. The remainder, $70.9 million, is management's estimate of potential future earn-out obligations, which are contingent upon future performance. Potential future earn-out obligations for acquisitions beginning with our acquisition of Precision Pipeline, LLC in 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. For the three months ended September 30, 2012, we made no cash payments related to earn-out obligations. For the three months ended September 30, 2011, we made cash payments of $7.7 million related to earn-out obligations. For the nine months ended September 30, 2012 and 2011, we made cash payments of $16.2 million and $44.7 million, respectively, related to earn-out obligations.
Income Taxes. Our cash tax payments increased from $18.6 million for the nine month period September 30, 2011 to $37.2 million for the nine month period ended September 30, 2012. Our cash tax payments have increased in 2012 due to the fact that we utilized a significant portion of our available state net operating loss carryforwards in 2011 and also because we have a higher effective tax rate in 2012. In addition, in 2011, we benefited from higher tax depreciation expense, which reduced our cash tax payments.
Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year, and we generally experience seasonal working capital needs from April through October to support growth in accounts receivable, and to a lesser extent, inventory. Working capital needs tend to increase when we commence large amounts of work due to the fact that payroll and certain other costs, including inventory, are required to be paid before the receivables resulting from work performed are billed or collected. Timing of project close-outs can contribute to changes in unbilled revenue, which are a component of our accounts receivable balances. Accounts receivable balances have grown from approximately $655 million as of December 31, 2011 to almost $875 million as of September 30, 2012. Inventory balances were approximately $90 million as of both December 31, 2011 and September 30, 2012.
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
New Convertible Notes - Settlements. As of September 30, 2012, our common stock trading price was higher than the conversion prices of our outstanding 4.0% and 4.25% New Convertible Notes. Currently, we intend to settle the principal amounts of our New Convertible Notes upon any conversion thereof in cash. As of September 30, 2012, we had outstanding $202.3 million aggregate principal amount of our New Convertible Notes. Notwithstanding our present intention to settle conversions of our New Convertible Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility. See the discussion of our Credit Facility below for additional details.
Summary of Financial Condition, Liquidity and Capital Resources
There have not been changes in general U.S. and global economic conditions since December 31, 2011 that have had a significant impact on our overall financial position, results of operations or cash flows for the three or nine month periods ended September 30, 2012; however, severe weather conditions that began in the third quarter of 2011 continued to negatively impact our productivity and profitability on certain pipeline projects in 2012. See “Comparison of Quarterly Results,” above, for related discussion. Given the generally good credit quality of our customer base, we do not expect collection issues that would materially impact our liquidity in the next twelve months. In addition, as a result of our current capital structure, including our Credit Facility, we do not anticipate that current overall capital market conditions will materially impact our liquidity. We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.

Sources and Uses of Cash
As of September 30, 2012, we had $276.1 million in working capital, defined as current assets less current liabilities, compared to $236.3 million as of December 31, 2011, an increase of $39.8 million. Total cash and cash equivalents of $11.2 million as of September 30, 2012 decreased by $9.1 million from total cash and cash equivalents of $20.3 million as of December 31, 2011. Cash and cash equivalents of $10.5 million from our continuing operations businesses increased slightly from $7.4 million as of December 31, 2011.
Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$114.7	$(63.1)
Net cash provided by (used in) investing activities	$35.4	$(133.6)
Net cash (used in) provided by financing activities	$(159.3)	$35.5

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of billings and collections of receivables and the settlement of payables and other obligations. A portion of working capital assets is typically converted to cash in the first quarter. Conversely, working capital needs generally increase from April through October due to the seasonality of our business. Operating cash flows for the nine month period ended September 30, 2012 shifted to cash provided by operations of $114.7 million, as compared with cash used in operations of $63.1 million for the 2011 period, a difference of $177.8 million. The increase in cash provided by operating activities was principally driven by net changes in assets and liabilities, primarily related to working capital, offset in part by the impact of changes in noncash adjustments, including the $29.0 million gain on remeasurement of our equity interests in EC Source, which was recorded in the second quarter of 2011. In addition, net income for the nine month period ended September 30, 2012 decreased by $26.3 million as compared with the same period in the prior year, primarily as a result of impairment losses of $12.7 million and provisions for legal settlements of $9.6 million, both of which were recorded in the third quarter of 2012. See Note 4 – Discontinued Operations and Note 14 – Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements for additional details.
Accounts receivable increased by $233.2 million during the nine month period ended September 30, 2012, representing a use of cash, as compared with an increase in accounts receivable of $227.0 million for the nine month period ended September 30, 2011. Accounts payable and accrued expenses increased by $176.3 million during the nine month period ended September 30, 2012, representing a source of cash, as compared with an increase of $93.5 million for the same period in the prior year, an improvement of $82.8 million. Billings in excess of costs and earnings decreased, representing a use of cash. This use in cash decreased from $61.9 million for the nine month period ended September 30, 2011 to $3.4 million for the nine month period ended September 30, 2012, an improvement of $58.5 million.
Days sales outstanding for our continuing operations businesses as of September 30, 2012 decreased to 75 from days sales outstanding of 82 as of December 31, 2011. Days sales outstanding for our continuing operations businesses as of September 30, 2011 was 78. Factors contributing to the improvement in days sales outstanding as of September 30, 2012 versus December 31, 2011 include timing of project close-outs and related billings, contractual billing terms and pace of collections. Changes in project and customer mix also contributed to the decrease in days sales outstanding. We do not currently anticipate collection issues related to our outstanding accounts receivable balances, and we continue to actively bill and collect outstanding amounts in a timely manner.
Investing Activities. Net cash provided by investing activities increased by $169.0 million to $35.4 million for the nine month period ended September 30, 2012 from $133.6 million of cash used in investing activities for the nine month period ended September 30, 2011. The increase was primarily driven by $97.7 million of net proceeds from the sale of the DirectStar Business, as well as from a reduction of $67.9 million in cash payments for acquisitions, including earn-out obligations. We acquired certain businesses during the first half of 2011, for which we paid $40.7 million, net of cash acquired. In addition, we paid $16.2 million of earn-out obligations for the nine months ended September 30, 2012 as compared with $44.7 million for the same period in 2011.
Financing Activities. Cash used in financing activities for the nine month period ended September 30, 2012 was $159.3 million, as compared with $35.5 million of cash provided by financing activities for the nine month period ended September 30, 2011. The increase in cash used in financing activities was driven principally by $75.0 million of cash payments for share repurchases during 2012, as well as net repayments of $50.0 million on our Credit Facility, as compared with net borrowings of $27.0 million for the nine month period ended September 30, 2011, a difference of $77.0 million.

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
As of September 30, 2012, we had outstanding revolving loans of $10.0 million and approximately $99.4 million of letters of credit issued under our Credit Facility. The remaining $490.6 million of Credit Facility borrowing capacity was available for revolving loans or up to $250.6 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2012, interest on outstanding revolving loans accrued at a rate of approximately 2.48% per annum, and interest on outstanding letters of credit accrued at either 1.125% or 2.25% per annum, based on the type of letter of credit issued, as described above. The unused facility fee as of September 30, 2012 was 0.40%.
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
Cash Overdrafts
On a daily basis, available funds are swept from our depository accounts into a concentration account and are used to repay debt under our Credit Facility. Cash overdrafts principally represent the balance of outstanding checks that have not yet cleared through the banking system. Other cash balances maintained by certain operating subsidiaries, which are not swept into our concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. We generally do not fund our disbursement accounts for checks we have written until the checks are presented to the bank for payment. Cash overdrafts are classified within accounts payable. There are no compensating balance requirements associated with our depository accounts and there are no other restrictions on the transfer of cash associated with our depository accounts. As of September 30, 2012, cash overdrafts totaled $9.3 million.
Senior Convertible Notes
New Senior Convertible Notes. During the first quarter of 2011, we exchanged $105.3 million of our 4.0% senior convertible notes due 2014 (the Original 4.0% Notes”) and $97.0 million of our 4.25% senior convertible notes due 2014, (the “Original 4.25% Notes” and, collectively with the Original 4.0% Notes, the “Original Notes”), both of which were issued in 2009, for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and “New 4.25% Notes,” respectively, and collectively, the “New Convertible Notes”) for an exchange fee of approximately 50 basis points, or approximately $1 million. The terms of the New Convertible Notes are substantially identical to those of the Original Notes, except that the New Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. During 2011, an immaterial principal amount of Original Notes was converted into shares of our common stock. As of September 30, 2012, $12.7 million principal amount of the Original Notes remains outstanding.

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
Because the New Convertible Notes have an optional cash settlement feature, and we intend to settle the principal amount of any conversions thereof in cash, the conversion shares underlying the principal amount of the New Convertible Notes totaling approximately 13.0 million shares are not included in our diluted share count. If, however, the average stock price per share exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, then the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Our average stock price exceeded the conversion prices of the New Convertible Notes for the three and nine months ended September 30, 2012 and 2011. This resulted in the inclusion of 1.6 million and 1.3 million weighted average premium shares in our diluted share count for the three and nine month periods ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2011, 2.7 million and 2.4 million premium shares, respectively, were included in our diluted share count. The total value of the premium over the principal amount for the New Convertible Notes for the three and nine month periods ended September 30, 2012 was approximately $29.3 million and $23.0 million, respectively. See Note 2 – Earnings Per Share and Note 10 – Debt in the notes to the condensed unaudited consolidated financial statements for additional details. The number of premium shares included in our diluted share count will vary with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods.
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
Acquisition Debt
In connection with certain acquisitions, we have entered into or assumed certain debt and/or capital lease obligations. As of September 30, 2012, $21.6 million of this acquisition-related debt remained outstanding. Except for one note with an immaterial principal balance as of September 30, 2012, there are no financial covenants associated with this acquisition-related debt.

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
We were in compliance with all provisions and covenants pertaining to our outstanding debt instruments as of September 30, 2012.

Auction Rate Securities
Our securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. As of September 30, 2012, we held $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $14.1 million. Cumulative unrealized losses, net, totaled $3.3 million as of September 30, 2012, which are recorded in other comprehensive income, net of applicable income taxes. See Note 7 – Securities Available For Sale in the notes to the condensed unaudited consolidated financial statements.

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
Leases. In the ordinary course of business, we enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs, including related party leases. These leases allow us to conserve cash and provide flexibility in that we pay a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, reflected within continuing operations was approximately $69.4 million and $168.2 million, respectively, for the three and nine months ended September 30, 2012.
Letters of Credit. In the ordinary course of business, we are required to post letters of credit for our insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit, which depending upon the circumstances, could result in a charge to earnings. As of September 30, 2012, we had $99.4 million of standby letters of credit issued under our Credit Facility, of which $51.2 million pertained to certain of our insurance carriers. We are not aware of any material claims relating to outstanding letters of credit as of September 30, 2012 and do not believe it is likely that any material claims will be made under any of our outstanding letters of credit in the foreseeable future. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit reduces our borrowing availability under our Credit Facility.
Performance and Payment Bonds. In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. If our business continues to grow, our bonding requirements may increase in the future. If we are unable to successfully renew or obtain sufficient bonding capacity in the future, it could limit our ability to bid on certain contracts or perform work for certain customers. As of September 30, 2012, the estimated cost to complete projects secured by our $987.1 million in performance and payment bonds was $334.8 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future.
Self-Insurance. We maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and we believe such accruals to be adequate. As of September 30, 2012, our liability for unpaid claims and associated expenses, including incurred but not reported losses related to our workers compensation, general liability and automobile liability insurance policies, was $47.4 million, of which $30.1 million was reflected within non-current other liabilities.
We also maintain an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. Our liability for employee group claims as of September 30, 2012, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $1.7 million.

We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to provide surety bonds in certain states in which we are self-insured. As of September 30, 2012, these letters of credit amounted to $51.2 million. In addition, cash collateral deposited with insurance carriers, which is included in other long term assets in the consolidated balance sheet, amounted to $2.0 million as of September 30, 2012. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $9.0 million as of September 30, 2012.
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
Based upon the information available to us from plan administrators as of September 30, 2012, several of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.
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
Indemnities. We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of September 30, 2012, we were not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the Credit Facility, plus a margin of 2.25%, or a base rate, as defined in the Credit Facility, plus a margin of 1.25%. As of September 30, 2012, interest on outstanding revolving loans accrued at a rate of 2.48% per annum. Interest on letters of credit issued under our Credit Facility currently accrues at either 1.125% or 2.25% per annum, based on the type of letter of credit issued. A 100 basis point increase in the interest rate applicable to revolving loans under our Credit Facility would not have had a material impact on our results of operations for the three or nine month periods ended September 30, 2012.
As of September 30 2012, our fixed interest rate debt primarily included $150 million aggregate principal amount of 7.625% senior notes, $115 million aggregate principal amount of 4.0% senior convertible notes, $100 million aggregate principal amount of 4.25% senior convertible notes and $34.0 million of notes payable for equipment with a weighted average interest rate of approximately 3.8%, none of which debt subjects us to interest rate risk.
Foreign Currency Risk
The Company has foreign operations in Canada, as well as in parts of Latin America and the Caribbean. For the nine months ended September 30, 2012, we had foreign currency translation gains of $2.3 million, relating primarily to our Canadian operations, which were recorded as a component of other comprehensive income. If we continue to expand our operations outside of the United States, our exposure to fluctuations in foreign currency exchange rates could increase in the future.
Auction Rate Securities
Our securities available for sale consist of auction rate securities. Our auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of September 30, 2012. The net default rate as of September 30, 2012 was estimated to be 6.23%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes. For the three and nine months ended September 30, 2012, no other-than-temporary impairment losses were recognized in earnings on our structured finance security. As of September 30, 2012, we hold $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $14.1 million. Cumulative unrealized losses related to our student loan auction rate securities total $3.3 million as of September 30, 2012, which are recorded in other comprehensive income, net of applicable income taxes.
See Note 7 - Securities Available for Sale in the notes to condensed unaudited consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of September 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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
For the three months ended September 30, 2012, we derived approximately 17% and 16% of our revenue from continuing operations from AT&T and DIRECTV®, respectively. For the nine months ended September 30, 2012, we derived approximately 17% of our revenue from continuing operations from both AT&T and DIRECTV®. For the three months ended September 30, 2011, we derived approximately 23% and 22% of our revenue from continuing operations from AT&T and DIRECTV®, respectively. For the nine months ended September 30, 2011, we derived approximately 25%, 19% and 11% of our revenue from continuing operations from AT&T, DIRECTV® and El Paso Corporation, respectively. In addition, our ten largest customers accounted for approximately 67% and 73% of our revenue from continuing operations in the three months ended September 30, 2012 and 2011, respectively, and approximately 66% and 73% of our revenue from continuing operations in the nine months ended September 30, 2012 and 2011, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, we could experience a reduction in our results of operations, cash flows and liquidity if the amount of business we obtain from these customers is reduced, or if we complete the required work on our projects and cannot replace them with similar projects. Approximately 60% of our revenues were derived from non-recurring project specific work for the quarter ended September 30, 2012, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the three month period ended September 30, 2012:

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1 through July 31	1,967,773		$15.84	1,967,773	$—
August 1 through August 31	868	(2)	$18.46	—	$—
September 1 through September 30	—		$—	—	$—
Total	1,968,641			1,967,773

(1)
Except to the extent described in footnote 2 below with respect to common stock withheld for income tax purposes under compensation and benefit programs, all shares were acquired in open-market transactions.

(2)	Reflects shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs.

(3)
Purchased pursuant to the Company’s publicly announced share repurchase program, which was initially a $75 million program that was announced on November 7, 2011. The Company later increased the maximum aggregate dollar amount of shares that may be repurchased under this program from $75 million to $150 million and announced such increase on December 16, 2011. This share repurchase program was completed during July 2012 with approximately $31 million of share repurchases.

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

MASTEC, INC.
Date:	November 1, 2012

/s/ Jose R. Mas
Jose R. Mas Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell Chief Financial Officer (Principal Financial and Accounting Officer)