Form 10-K
period 2012-12-31
MASTEC INC
filed 2013-02-28
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
☒ Large accelerated filer        ☐ Accelerated filer    ☐ Non-accelerated filer        ☐ Smaller reporting company
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☒
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $852,244,110 (based on a closing price of $15.04 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2012).
There were 76,597,318 shares of common stock outstanding as of February 25, 2013.
The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2012 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:

•	market conditions, technical and regulatory changes that affect us or our customers’ industries;

•	further or continued economic downturns, reduced capital expenditures, reduced financing availability, customer consolidation and technological and regulatory changes in the industries we serve;

•	the timing and extent of fluctuations in geographic, weather, equipment and operational factors affecting the industries in which we operate;

•	the impact of any federal, state or local incentives, tax legislation or other regulations affecting the industries within which we operate particularly, renewable energy;

•	our ability to estimate the costs associated with our fixed price and other contracts and performance on such projects;

•	increases in labor, fuel, maintenance, materials and other costs;

•	our ability to integrate acquired businesses into our operations;
•    the highly competitive nature of our industry;

•	the impact of any unionized workforce, or related labor organization efforts on our operations, including labor availability and relations;

•	liabilities associated with multiemployer union pension plans, including underfunded liabilities, for our operations that employ unionized workers;
•    trends in electricity, oil, natural gas and other energy source prices;

•	the effect of state and federal regulatory initiatives, including costs of compliance with existing and future environmental requirements;

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
•    the planned sale of Globetec Construction LLC and its subsidiaries (“Globetec”);

•
our ability to retain qualified personnel and key management, including from acquired businesses, enforce any noncompetition agreements, integrate acquired businesses within expected timeframes and achieve the revenue, cost savings and earnings levels from such acquisitions at or above the levels projected;

•	our ability to attract and retain qualified managers and skilled employees;

•	the outcome of our plans for future operations, growth and services, including business development efforts, backlog, acquisitions and dispositions;

•	our ability to obtain performance and surety bonds;

•	restrictions imposed by our credit facility, senior notes, convertible notes and any future loans or securities;

•	the adequacy of our insurance, legal and other reserves and allowances for doubtful accounts;

•	any material changes in estimates for completion of projects;

•	any material changes in estimates for legal costs or case settlements or adverse determinations on any claim, lawsuit or proceeding;

•	any exposure related to divested businesses;

•	liquidity issues related to our investments in auction rate securities;

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

•
the other factors referenced in this Annual Report, including, without limitation, under Item 1, “Business,” Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors detailed from time to time in the reports and other filings we make with the Securities and Exchange Commission (the "SEC").

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
Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include, but are not limited to, the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, including: electrical utility transmission and distribution, power generation, natural gas and petroleum pipeline infrastructure, wireless, wireline and satellite communications, wind farms, solar farms and other renewable energy infrastructure and industrial infrastructure. Our customers are primarily in these industries.
Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and, as of December 31, 2012, we had approximately 12,300 employees and more than 400 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past five years.
We serve a diversified customer base, which includes some of the leading pipeline, communications, power generation and utility companies in North America. For the year ended December 31, 2012, our top ten customers for our continuing operations were AT&T, DIRECTV®, Mid-American Energy, Energy Transfer Company, Duke Energy, DCP Midstream, Dominion Virginia Power, Enbridge, Inc., Chesapeake Midstream Partners LP and enXco. We have longstanding relationships and have developed strong alliances with many of our customers, and we strive to maintain these customer relationships and our status as a preferred vendor. We often provide services under multi-year master service and other service agreements.
We have actively pursued a diversification and expansion strategy in recent years. This strategy has deepened our presence and expanded our service offerings in key markets, including: wireless; natural gas, natural gas liquids and petroleum pipeline; electrical transmission; power generation and industrial, including renewable energy and heavy industrial infrastructure, among others. In addition to integration and growth opportunities associated with our diversification and expansion strategy, we also seek opportunities to expand our geographic presence and to expand our traditional business areas, such as telecommunications and install-to-the-home services.
We may also divest certain businesses or assets due to, among other things, their respective performance or their fit within our long-term business strategy. See discussion of recently discontinued businesses in Note 4 - Discontinued Operations in the notes to the consolidated financial statements.
For additional information, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Item 8. “Financial Statements and Supplementary Data.”

Reportable Segments
Reorganization and Reportable Segments

In December 2012, MasTec completed a management reorganization resulting in four internal groups consisting of Communications, Oil and Gas, Electrical Transmission and Power Generation and Industrial. Each is led by a single Group President and each is a reportable segment as defined in ASC 280, Segment Reporting. The reorganization focused on concentrating business development efforts and resources based upon broad end-user markets for our construction services. The reorganization began informally in late 2011, after the completion of five acquisitions, and continued during 2012 by hiring group management and modifying reporting lines accordingly. Our 2012 organizational changes were significant. The combination of the entities into each of the four groups is intended to enable each group to achieve better growth, better management and better profitability by leveraging customer relationships to increase cross-selling, offering greater geographic coverage to our customers and achieving higher utilization and efficiency from both employees and equipment.

For instance, the Communications Group includes the Company's install-to-the-home, wireless and wireline businesses. We believe that integrating all of our communications businesses enhances our ability to take full advantage of all of the opportunities in what has become one commingled and converging communications market. Our Communications Group infrastructure construction services support a continually converging set of end user service offerings. For example, telephone companies, cable television and satellite television operators now offer bundled telephony, video, data and internet services. We believe this revised organizational structure will help us to better cross-sell and grow revenues in what is now a single communications market. In addition, communications network construction and maintenance utilizes substantially the same employee skill sets and equipment to perform similar work. We expect that a single Group President should be able to improve costs and productivity more effectively by sharing people and equipment throughout all communications projects. Accordingly, in order to realize these objectives and to maximize opportunities in a converging communications market, we have organized these businesses into a single segment under a single leader.
The following is an overview of our reportable segments and the type of services provided by each segment.
Segment Overview
We present our continuing operations under five reportable segments: (1) Communications; (2) Electrical Transmission; (3) Oil & Gas; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services and has been determined in accordance with the criteria in ASC 280, Segment Reporting. All five reportable segments derive their revenues from the engineering, installation and maintenance of infrastructure, primarily in North America.

The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline communications and install to the home, and to a lesser extent, infrastructure for electrical utilities. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. We also perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through the Oil & Gas segment. The Power Generation and Industrial segment primarily serves the energy and utility end markets and other end markets through the installation and construction of power plants, wind farms, solar farms, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other category primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.

Customer revenues by segment for the periods indicated were as follows (in millions):

	Year Ended December 31,
Reportable Segment	2,012		2,011		2,010
Communications	$1,772.7	48%	$1,635.1	58%	$1,190.6	56%
Oil & Gas	959.0	26%	774.3	27%	562.6	26%
Electrical Transmission	312.2	8%	198.3	7%	67.0	3%
Power Generation and Industrial	668.1	18%	219.6	8%	325.6	15%
Other	16.7	—	4.8	—	0.2	—
Eliminations	(1.9)	—	(0.8)	—	(3.0)	—
Consolidated revenues	$3,726.8	100%	$2,831.3	100%	$2,143.0	100%
Please see Segments under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 - Segments in the notes to consolidated financial statements.
Industry Trends
Our industry is composed of national, regional and local companies that provide services to customers in the utilities and communications industries.
We believe the following industry trends affect demand for our services:

Increased Demand for Pipeline Infrastructure
Recent improved access to shale formations as a result of technological advances and improved economics has resulted in significant increases in petroleum industry estimates of available North American oil and natural gas reserves. Technological advances in horizontal drilling and hydraulic fracturing have made access to natural gas easier and cheaper and have led to a drilling boom in recent years and created an abundance of gas supply, which has reduced the price of dry gas, or gas without imbedded liquids, that can be extracted for higher value. Drilling continues at high levels, especially for oil and gas and natural gas liquids.

The sharp increase in drilling activity from oil and gas shales has enormous implications for the construction of oil, gas and natural gas liquids pipelines over the next two decades. According to the International Energy Agency World Energy Outlook 2012, the advances in technologies for oil & gas drilling and completion have created an energy boom in the U.S., which could lead to the U.S. becoming the world's largest oil producer by the year 2020, as well as becoming energy independent by the year 2030.
According to the North American Electric Reliability Corporation (“NERC”), development of shale gas production in North America has the potential to increase availability of gas supply in the future. Gas in shale formations represents an estimated two-thirds of North America's potentially recoverable gas reserves. This boom has also positively affected exploration and production in the oil shale regions and the liquids-rich areas of the gas shale basins, where crude and high-value gas liquid by-products can be produced with gas. As a result, expanded long-term opportunities for liquids pipelines are predicted in the Bakken, Eagle Ford, Permian, Western Marcellus, Utica and other liquids-rich shale basins.
Natural gas is one of the cleanest burning hydrocarbon fuels and is in demand because of its relative cost advantage over other fossil fuel sources. Gas production is at historic high levels and is projected to grow by 25% over the next decade according to the U. S. Energy Information Administration's Annual Energy Outlook 2013. Higher availability of low-cost natural gas supplies could substantially increase gas-fired electric generating plant additions, changing the North American fuel mix while increasing dependency on a single, largely domestic fuel type. According to the 2012 NERC Long-Term Reliability Assessment, natural gas has become the predominant option for new build power generation. Gas-fired plants are typically easy to construct, require little lead-time, and emit less carbon dioxide and are generally less expensive to construct when compared to coal and oil fired generation facilities. Federal and certain state regulations often make the siting and construction of coal fired power plants extremely difficult or in some cases virtually impossible, due to environmental and emissions concerns. These trends are anticipated to continue, which could further increase the expected number of new build natural gas plants or coal plant conversions.
We also believe that U.S. energy policy goals will continue to promote domestic sources of energy in order to reduce U.S. dependence on foreign energy sources, both for economic and national security reasons.
As result of these factors, the level of natural gas pipeline construction activity in the United States is expected to remain high. We believe that as new shale oil and gas reserves are developed, the demand for additional pipeline transport projects will grow. According to the 2011 Interstate Natural Gas Association of America (“INGAA”) North American National Gas Midstream Infrastructure Through 2035 report, the U.S. and Canada will need more than 43 billion cubic feet per day (“Bcfd”) of incremental mainline transport capacity from 2010 to 2035 to accommodate the anticipated changes in natural gas supply and demand. The INGAA report estimates that annual expenditures for pipeline infrastructure, including gathering and processing facilities, will average more than $8.0 billion per year over the next 25 years.
 We believe we are one of the leading pipeline contractors in the U.S. Our service offerings include the construction and maintenance of large diameter pipeline, mid-stream pipeline, gathering pipelines, compressor and pumping stations and treatment plants. We anticipate that increased demand for pipeline infrastructure should provide robust pipeline, power generation and heavy industrial construction opportunities, and that our diverse capabilities and expertise in these sectors will enable us to be a leading player in this growing market.
Increased Demand for Wireless and Wired Services
Demand for faster and more robust wireless and wired services has increased significantly with the proliferation of high-speed internet connectivity, broadband, data transmission, video and music download services, high definition television and other advanced digital and video services. Data usage over wireless networks is rapidly increasing as more consumers surf the web, check email and watch video on mobile devices. Smartphones, laptops, tablets and other mobile devices have become increasingly important to consumers. In its 2012 Global Mobile Data Traffic Forecast Update, Cisco Systems, Inc. predicted that mobile network connection speeds will increase 7-fold by 2017. Cisco also predicted that 4G wireless service will be used for only 10 percent of connections, but will represent 45 percent of total traffic and that 4G connections will generate 8 times more traffic, on average, than a non-4G connections.
To serve this developing market and the ever-increasing need for more bandwidth and faster data delivery services, service providers continue to upgrade the capacity and performance of their wired and wireless networks and are deploying competing networks using new technologies. Additionally, declining equipment costs and expanded capabilities of wireline and wireless network equipment have incentivized investment. At the same time, major regional and rural telecommunication companies are upgrading their networks from copper line to fiber optic line in order to enhance their ability to provide customers with bundled services that include video, voice and data. Similar dynamics of providers seeking to improve their offerings are prevalent in the cable and satellite markets as well. The American Recovery and Reinvestment Act ("ARRA") allocated $7.2 billion for the development of broadband facilities throughout the United States and the expansion of broadband access into areas that are currently not served by high-speed data networks.
Inadequacy of Existing Electric Power Transmission and Distribution Networks
The U.S. electrical transmission and distribution infrastructure requires significant ongoing maintenance, upgrade and expansion to manage power line congestion and avoid delivery failures. Demand for electricity is expected to grow as the economy recovers and as the population grows.

According to the 2013 Annual Energy Outlook published by the Department of Energy's ("DOE") Energy Information Administration, the U.S. population will increase by about 29% from 2011 to 2040, with energy consumption increasing by 10%. NERC reports in its 2011 Long-Term Reliability Assessment that peak demand for electricity in the North America is forecast to increase by approximately 14% over the next ten years. To accommodate the increase in demand, NERC estimates that 38,900 circuit miles will need to be added to the electrical transmission system from 2010 through 2021. Significant capital investment in the U.S. transmission and distribution system will be required to meet the needs of the growing population as well as the projected increase in use of renewable energy power resources. In March 2012, the Edison Electric Institute (“EEI”) projected over $60 billion of investments in new transmission systems over the twenty year period from 2011 to 2022.
Significant investment in new transmission lines will also be required to connect new renewable energy generation projects to the electrical grid. Renewable energy power sources are typically located in remote areas. Wind power generation is feasible only where adequate average wind speed and consistency are present. The principal onshore wind resources in the United States are located in the central plains area of the country, roughly from the Texas panhandle to the Canadian border. Additionally, the most efficient and reliable onshore solar resources are located primarily in the sparsely populated desert regions of the southwest. These renewable corridors are in relatively remote areas where population density and industrial energy demand are both relatively low. As a result, relatively few traditionally fueled generation facilities exist in these areas; therefore, extensive collection and transmission projects are necessary to connect these renewable energy generation projects to the electrical grid. In a March 2012 report, the EEI estimated that almost $50 billion will be invested from 2011 through 2022 to address the integration of renewable resources through the addition or upgrade of nearly 13,000 circuit miles of transmission lines. Also driving expected growth in renewable energy related transmission projects are the current state level renewable portfolio standards, which require or target that specified percentages of energy sales or installed capacity come from renewable sources such as wind, solar, geothermal or biofuel. According to a report by The Brattle Group, if the current renewable portfolio standards were increased to a 20% federal renewable portfolio standard, the investment requirement in new transmission over the next 10 to 15 years would increase to between $80 billion and $130 billion.
In addition to projects aimed at increasing electrical power transmission capacity and integration of new renewable energy resources, efforts to modernize the existing transmission system are also expected. The category of projects using digital technology to improve reliability, security and efficiency of the electric system are known as “Smart Grid” projects. The ARRA allocated $11 billion in funds for modernization and expansion of the nation’s electrical grid in order to develop a Smart Grid.
We believe that spending levels will continue to increase as utility companies work to address infrastructure maintenance, reliability and capacity requirements, as well as future reliability standards required by the Energy Policy Act of 2005 and state mandated renewable portfolio standards.
Renewable Energy Projects
The desire to decrease the U.S. dependence on foreign oil imports and the focus on a clean environment have created demand for more domestic, environmentally sensitive electrical power production, such as wind and solar collection farms. Currently, approximately 35 states as well as the District of Columbia and Puerto Rico have adopted renewable portfolio standards or goals. NERC’s 2010 Long-Term Reliability Assessment projects approximately 180,000 megawatts (“MW”) of new wind and solar capacity over the next ten years, and indicates that wind and solar resources account for 95 percent of anticipated renewable resource additions by 2019. We have expertise in wind, solar and industrial plant construction, and expect to be a leading player in renewable energy infrastructure projects.
The renewable energy industry is reliant on federal and state tax incentives.  The ARRA was enacted in February 2009 and contained federal tax incentives applicable to the renewable energy industry. Certain key renewable energy provisions contained in the ARRA were extended in December 2010 and again in January 2013 by the American Taxpayer Relief Act (the “ATRA”). These provisions should have a positive impact on our customers' spending in a number of important areas and offer additional incentives that should benefit our business. One of the federal tax incentives contained in the ATRA is the extension of the production tax credit for wind projects that have commenced construction before January 1, 2014. The production tax credit provides the owner of a U.S. wind facility with a ten-year credit against its federal income tax obligations based on the amount of electricity produced at such facility by the owner and sold to unrelated persons during that period. The current production tax credit rate is 2.2 cents per kilowatt hour of electricity produced at a qualified wind energy facility. The wind industry will be negatively impacted, however, if the production tax credit is not extended or renewed beyond the December 31, 2013 date by which construction must be commenced on a qualified wind energy facility. The ARRA also allowed wind and solar projects to elect to claim an investment tax credit equal to 30% of the cost of certain qualifying assets in lieu of claiming the production tax credit.  The ARRA also included a U.S. Treasury grant program which allowed taxpayers that own production tax credit-eligible and investment tax credit-eligible facilities to receive grants from the U.S. Treasury equal to the amount of the investment tax credit that would otherwise be available to the facility, but this cash grant in lieu of the 30% tax credit program, known as the “Section 1603 Program,” expired and was not renewed by the ATRA. The federal and state tax incentives have a finite duration, and efforts to extend or renew such incentives beyond the December 31, 2013 deadline to commence construction of a qualified wind energy facility may not be successful.  However, solar projects will continue to be eligible for the investment tax credit as long as the  project is placed in service prior to January 1, 2017.

                The accelerated tax depreciation provision for certain renewable energy generation assets (namely, certain equipment that uses solar or wind energy or energy from geothermal deposits or biomass) provides for a five year depreciable life for these assets, rather than the longer depreciable lives of many non-renewable energy assets. First year bonus depreciation is also available for eligible equipment. Under this provision, 100% of the eligible basis may be deducted in the first year for eligible systems acquired and placed in service between September 8, 2010 and December 31, 2011 and 50% of the eligible basis may be deducted in the first year for eligible systems acquired and placed in service during 2012 or 2013. Historically, incentives such as these have increased construction activity in this sector and are expected to do so in the future. The ARRA also contains several provisions aimed at improving the electrical transmission system in the U.S., in part to facilitate the transfer of renewable energy from rural areas to high demand areas, and several of these provisions have been extended by the ATRA through the end of 2013.

See Item 1A - Risk Factors - “The impact of the American Recovery and Reinvestment Act of 2009 is uncertain” and "The renewable energy industry is heavily reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our services."
Wind Opportunities
Currently, approximately 3% of the United States' electrical needs are met by wind power generation. A report by the DOE presented a roadmap for increasing wind power generation to 20% of demand by 2030, which would require hundreds of billions of dollars in new wind farm investment and transmission lines. Wind deployment in 2012 was brisk. According to the American Wind Energy Association, as of December 31, 2012, the United States had approximately 60,000 MW of installed wind farm generating capacity, with approximately 13,100 MW added in 2012 and approximately 6,650 MW added in 2011. If, however, Congress does not extend or renew wind renewable tax credits in future years, levels of wind farm construction could decrease significantly.
Solar Opportunities
The U.S. photovoltaic (“PV”) market has grown rapidly over the past ten years, rising from 3.9 MW in 2000 to approximately 6,400 MW as of the third quarter of 2012, according to the Solar Energy Industries Association (“SEIA”). In 2012, the SEIA noted that PV installed capacity was expected to double versus 2011, adding approximately 3,200 MW. The increase in demand has been driven, in part, by federal and state-level incentives as well as improved project economics from falling solar panel prices. If, however, Congress does not extend or renew the solar renewable tax credits in future years, levels of solar farm construction could decrease significantly.
Heavy Industrial Opportunities
Industrial plant construction opportunities across a wide variety of industries are present. The low price of natural gas is expected to spur the construction of new gas-fired electrical generating plants, conversions of coal-fired power plants to cleaner natural gas and the construction of other plants which use natural gas as a fuel source or chemical feedstock. Industrial facilities and plants that support the biofuels, food processing, natural gas, petroleum and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.
Competitive Strengths
Our competitive strengths include:
Diverse Customer Relationships. We serve a diversified customer and industry base. Our customers include some of the largest communications, power generation and utility companies in North America, including AT&T, DIRECTV®, Mid-American Energy, Energy Transfer Company, Duke Energy, DCP Midstream, Dominion Virginia Power, Enbridge, Inc., Chesapeake Midstream Partners LP and enXco. We have longstanding relationships with many customers and often provide services to many of our customers under multi-year master service agreements and other service agreements. We believe that as a result of our expansion and diversification efforts, it is unlikely that a single customer will account for greater than 25% of our revenue in the foreseeable future.
National Footprint. Including our predecessor companies, we have been in business for more than 80 years and are one of the largest companies in the infrastructure construction services industry. Through our network of more than 400 locations and approximately 12,300 employees as of December 31, 2012, we offer consistent, comprehensive infrastructure services to our customers throughout North America. We believe our experience, technical expertise, geographic reach and size are important to our customers.
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
Reputation for Reliable Customer Service and Technical Expertise. We believe that over the years, we have established a reputation for quality customer service and technical expertise. We believe that our reputation gives us an advantage in competing for new work, both from existing as well as potential customers. In addition, we have broad capabilities and expertise in the areas of pipeline, wireless, electrical transmission, power generation, including renewable energy, and heavy industrial infrastructure.
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
Strategy
The key elements of our business strategy are as follows:
Focus on Growth Opportunities. We believe that our end markets offer compelling growth opportunities, and we expect increased spending by key customers in the industries we serve. We expect development of natural gas and petroleum pipeline infrastructure, expansion of wireless infrastructure, electrical transmission capacity and distribution grid expansion and upgrades, development of power generation infrastructure, including renewable energy sources such as wind farms and solar farms, and heavy industrial projects to be areas of high investment and opportunity in the coming years. We intend to use our broad geographic presence, technical expertise, customer relationships and full range of services to capitalize on these trends and grow our business.
Operational Excellence. We seek to improve our operating margins and cash flows by focusing on profitable services and projects that have high margin potential, as well as by identifying opportunities for leverage within our business, such as deploying resources across multiple projects, while maintaining strong working capital management practices. We enhance our operating effectiveness and utilization rates through our ability to use certain resources across multiple customers and projects. We continue to pursue actions and programs designed to improve operating efficiencies and working capital management, such as increasing accountability throughout our organization, managing customer contract bidding procedures more effectively and increasing individual project profitability, hiring additional experienced operating and financial professionals and expanding the use of our financial and other management information systems.
Maintain Conservative Capital Structure. We have increased our financial resources in recent years. In August 2011, we amended our credit facility, which expanded our borrowing capacity from $260 million to $600 million. We also completed a debt exchange in the first quarter of 2011, resulting in the exchange of 94% of two of our outstanding series of senior convertible notes that we originally issued in 2009. The terms of the exchanged notes are substantially identical to those of the original notes, except that the exchanged notes have an optional physical (share), cash or combination settlement feature. See Note 10 - Debt in the notes to the consolidated financial statements for additional information. We evaluate our capital structure on an ongoing basis and may consider opportunities to repurchase equity or repurchase, refinance or retire outstanding debt in the future.
Focus on Acquisition Integration. We have diversified our business and expanded our service offerings and geographical footprint through numerous acquisitions in the last few years. Our strategy includes timely and efficient integration of acquisitions to best fit into our internal control environment and to maximize the potential of acquired businesses.
Leverage Performance and Core Expertise Through Strategic Acquisitions, Alliances and/or Selected Divestitures. We may pursue selected acquisitions, investments and strategic alliances that allow us to expand our operations into targeted geographic areas or continue to expand our service offerings in related fields. We may also divest certain businesses or assets due to, among other things, their respective performance or their fit within our long-term business strategy.
Services
Our core services are the engineering, building, installing, maintaining and upgrading of infrastructure for communications, power generation and utility customers. We provide similar services to each of these customers, including:
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
Install. We install electrical and other energy distribution and transmission systems, power generation facilities, buried and aerial fiber optic cables, coaxial cables, copper lines and satellite dishes in a variety of environments for our customers. In connection with our installation work, we deploy and manage network connections that involve our customers’ hardware, software and network equipment.
 Maintain and Upgrade. We offer 24 hour, 7 day, 365 days a year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities, networks and infrastructure, including natural gas and petroleum pipeline, wireless, power generation and electrical distribution and transmission infrastructure. We also provide emergency services for accidents or storm damage. Our upgrade work ranges from routine replacements and upgrades to major overhauls.
Customers
We have longstanding relationships with many customers, and over 40% of our revenue is derived from projects performed under master service and other service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice.
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
We believe that our industry experience, technical expertise and reputation for customer service, as well as the relationships developed between our customers and our senior management and project management teams are important to our being retained by our customers. Revenue concentration information, as a percent of total consolidated revenue from continuing operations, is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Revenue from top ten customers	64%	71%	72%

Revenue from specific customers:
AT&T	18%	24%	22%
DIRECTV®	17%	20%	20%

In May 2012, Red Ventures LLC (“Red Ventures”) exercised its option to purchase DirectStar TV LLC (“DirectStar”), including its subsidiaries (together, the “DirectStar Business”), and we consummated the sale of the DirectStar Business to Red Ventures in June 2012 for a net sale price of $98.9 million in cash. DirectStar provides marketing and sales services on behalf of DIRECTV®. The sale of the DirectStar Business reduced our revenues from DIRECTV®. Refer to Note 4 – Discontinued Operations in the notes to the consolidated financial statements for additional information.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information pertaining to significant customers.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog estimates include amounts under master service and other service agreements in addition to construction projects. We determine the amount of backlog for work under master service and other service agreements based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers. The following presents 18-month backlog for our business (excluding discontinued operations) by reportable segment as of the periods indicated (in millions):

	As of December 31,
Reportable Segment	2012	2011 (1)
Communications	$2,521	$2,137
Oil & Gas	220	154
Electrical Transmission	453	244
Power Generation and Industrial	147	542
Other	17	15
Estimated 18-month backlog	$3,358	$3,092
(1) Excludes aggregate backlog attributable to Globetec and the DirectStar Business of approximately $247 million, which had been included in previously reported figures, due to the reclassification of Globetec and the DirectStar Business as discontinued operations.

We expect to realize approximately 71% of our year end 2012 backlog in 2013. While our backlog estimates include amounts under master service and other service agreements, our customers are not contractually committed to purchase a minimum amount of services under these agreements, most of which can be canceled on short or no advance notice. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenues for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors. These changes could cause estimated revenues to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenues and earnings.
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
We have developed a marketing plan emphasizing the MasTec® registered service mark and tradenames of certain acquired companies, as well as an integrated service offering to position ourselves as a provider of a full range of service solutions, providing services ranging from basic installation to sophisticated engineering, design and integration. We believe our longstanding relationships with customers and our reputation for reliability and efficiency facilitate our recurring business. Our marketing efforts are principally carried out by the management of our business units and project groups in coordination with our corporate marketing organization. Our management team has many years of industry experience, both at the service provider level and in some cases with the customers we serve. Our business unit and project group managers market directly to existing and potential customers for new contracts and also seek our inclusion on lists of vendors invited to submit proposals for service agreements and individual projects. Our executive management supplements these efforts at the national level.

Safety and Insurance/Risk Management
We strive to instill safe work habits in our employees, and we require that our employees participate in training programs relevant to their employment and complete all training programs required by law. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. We have established a company-wide safety program to share best practices and to monitor and improve compliance with safety procedures and regulations.
Our business involves the use of heavy equipment, and exposure to various workplace conditions that can be dangerous. While we are committed to operating safely and prudently, we are subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. We presently maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage of up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to annual per employee maximum losses of $0.4 million. See Item 1A. Risk Factors - “We are self-insured against many potential liabilities.” We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to obtain surety bonds in certain states in which we are self-insured. Total outstanding letters of credit related to our insurance programs amounted to $53.2 million as of December 31, 2012. Cash collateral deposited with insurance carriers amounted to $2.0 million as of December 31, 2012. Outstanding surety bonds related to self-insurance programs amounted to $9.0 million as of December 31, 2012. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates – Self-Insurance.”
Suppliers, Materials and Working Capital
Under many of our contracts, our customers provide the necessary materials and supplies for projects and we are responsible for the installation of, but not the cost or warranty of those materials. Under certain other projects, we purchase the necessary materials and supplies on behalf of our customers from third-party providers. We are not dependent on any one supplier for materials or supplies and have not experienced any significant difficulty in obtaining an adequate supply of materials and supplies.
We utilize independent contractors to assist on projects and to help us manage work flow. Our independent contractors are typically sole proprietorships or small business entities that provide their own vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. A portion of working capital assets is typically converted to cash in the first quarter. Conversely, working capital needs generally increase from April through October due to the seasonality of our business. Our billing terms are generally net 30 days, although some contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed. For certain customers, we maintain inventory to meet the material requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to a specified amount. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-when-paid” provision, whereby we pay subcontractors under these agreements only after our customers pay us.
Competition
Our industry is highly competitive and highly fragmented. We often compete with a number of companies in the markets in which we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us include Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Pike Electric, Inc., Willbros Group, Bechtel Corporation, D.H. Blattner & Sons, Inc. and M.A. Mortenson Company.
Relatively few significant barriers to entry exist in the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Some of our customers employ personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, geographic presence, industry reputation and customer service. While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process. Consequently, price is often a principal factor in determining which service provider is selected. See Item 1A. Risk Factors - “Our industry is highly competitive, which may reduce our market share and harm our financial performance.”
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
As a contractor, our operations are subject to various laws, including:

•	regulations related to vehicle registrations, including those of state and the United States Department of Transportation ("DOT");

•	regulations related to worker safety and health, including those established by the Occupational Safety and Health Administration ("OSHA");

•	contractor licensing requirements;

•	permitting and inspection requirements; and

•	building and electrical codes.
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
Financial Information About Geographic Areas
We have operations in Canada as well as in parts of Latin America and the Caribbean. For the years ended December 31, 2012, 2011 and 2010, revenues from continuing operations of $156.8 million, $91.5 million and $0.2 million, respectively, were derived from foreign operations, and revenues of $3.6 billion, $2.7 billion and $2.1 billion, respectively, were derived in the United States. For the years ended December 31, 2012, 2011 and 2010, revenues within the results of operations from discontinued operations of $5.8 million, $12.4 million and $2.7 million respectively, were derived from foreign operations, with revenues of $73.1 million, $165.3 million and $162.3 million, respectively, derived in the United States. Long-lived assets held in foreign countries include property and equipment, net, of $12.9 million and $12.7 million as of December 31, 2012 and 2011, respectively, of which $1.5 million and $1.6 million, respectively, were classified within long-term assets of discontinued operations. Intangible assets and goodwill, net, of $30.5 million and $30.0 million as of December 31, 2012 and 2011, respectively were held in foreign countries, none of which was classified within long-term assets of discontinued operations.
Our business, financial condition and results of operations in foreign countries may be adversely affected by monetary and fiscal policies, currency fluctuations, energy shortages, regulatory requirements and other political, social and economic developments or instability. Refer to Item 1A - “Risk Factors” for additional information.
Employees
As of December 31, 2012, we had approximately 12,300 employees, approximately 800 of whom were represented by a union or were subject to collective bargaining agreements. These collective bargaining agreements require us to pay specified wages and provide certain benefits to these employees, including contributions to multi-employer pension plans and employee benefit trusts. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms that are similar to the ones contained in the expiring agreements. See Item 1A, Risk Factors - “Certain of our businesses have employees who are represented by a union or are subject to collective bargaining agreements; the unionized workforce and any related obligations could adversely affect our operations.”
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
You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. If any of these risks actually occur, our business, financial condition and results of operations could suffer, and the trading price of our common stock could decline.
Risks Related to Our Industry and Our Customers’ Industries
Economic downturns could reduce capital expenditures in the industries we serve, which may result in a decrease in demand for our services.
The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy and the economies of other countries in which we operate . During economic downturns, our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects. This has, and may continue to result in, cancellations of projects or deferral of projects to a later date. Such cancellations or deferrals could result in decreased demand for our services and could materially adversely affect the results of our operations, cash flows and liquidity.
In addition, our customers are negatively affected by economic downturns that decrease the need for their services or the profitability of their services. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for services could affect our customers and their capital expenditure plans. Because we have previously been negatively impacted by economic downturns, we continually monitor our customers’ industries and their relative health compared to the economy as a whole. Reductions in new housing starts, for example, have negatively affected our customers who utilize our services to construct their “last mile” of communications infrastructure, and such reductions have also had negative impacts on other industries we serve, including electric utility transmission and grid connection and pipeline construction. Additionally, our customers who provide satellite and broadband communications to consumers across North America could be adversely impacted by an economic downturn if new subscriptions and upgrades for new and existing consumers are not ordered at the rate that our customers anticipate. During an economic downturn, our customers also may not have the ability or desire to continue to fund capital expenditures for infrastructure or may outsource less work. A decrease in any of these projects, new subscriptions or upgrades could negatively impact demand for the services we provide and could materially adversely affect our results of operations, cash flows and liquidity.
Demand for pipeline construction services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil, natural gas and other fuel prices and the cost of energy infrastructure projects.
Demand for our pipeline construction services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, as well as market uncertainty and a variety of other factors that are beyond our control. Low prices for oil and natural gas generally depress levels of exploration, development and production activity, resulting in a corresponding decline in demand for pipeline construction services. Factors affecting the prices of oil and natural gas include:

•	the levels of supply and demand for oil and natural gas, especially demand for natural gas in the United States;

•
governmental regulations, including policies regarding the exploration, production and development of oil and natural gas reserves as well as environmental laws and initiatives to control global warming;

•	global weather conditions and natural disasters;

•
worldwide political, military, and economic conditions; the level of oil production by non-Organization of the Petroleum Exporting Countries ("OPEC") suppliers and available excess production capacity within OPEC;

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

In addition, demand for pipeline construction services may be affected by the costs of energy exploration and the construction of energy infrastructure projects. For example, while high oil and gas prices may increase oil and gas exploration and production and transportation activity, the associated increase in demand for equipment, materials and labor required for such exploration and activity may increase their costs and dampen demand for our services. Furthermore, increased costs for raw materials such as steel and other commodities may make some projects uneconomical despite robust oil and gas prices, thus reducing demand for our pipeline construction services. A decrease in demand for our pipeline construction services could materially and adversely affect our results of operations, cash flows and liquidity.
Our industry is highly competitive, which may reduce our market share and harm our financial performance.
Our industry is highly fragmented, and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing and prospective customers that employ in-house personnel to perform some of the services we provide. There are relatively few barriers to entry into certain of the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become a competitor.
Most of our customers’ work is awarded through a bid process. Consequently, price is often the principal factor that determines which service provider is selected, especially on smaller, less complex projects. Smaller competitors sometimes win bids for these projects based on price alone due to their lower costs and financial return requirements. If we are unsuccessful in bidding on these projects, or if our ability to win such projects requires that we accept lesser margins, our results of operations, cash flows and liquidity could be materially and adversely affected.
Many of the industries we serve are subject to consolidation and rapid technological and regulatory change, and our inability or failure to adjust to our customers’ changing needs could reduce demand for our services.
We derive, and anticipate that we will continue to derive, a substantial portion of our revenue from customers in the communications and utilities industries, which are subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. For example, new or developing telecommunications technologies could displace existing technologies, such as the wireline systems used for the transmission of voice, video and data. Furthermore, improvements in existing technologies could allow communications providers to significantly improve their networks without physically upgrading them. Technological advances may also result in lower costs for sources of energy, which may render existing renewable energy and natural gas projects and technologies uncompetitive or obsolete. Additionally, the communications and utilities industries have been characterized by a high level of consolidation that may result in the loss of one or more of our customers. Our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve or the consolidation of one or more of our significant customers could have a material adverse effect on our results of operations, cash flows and liquidity.
Risks Related to Our Business
We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.
For the year ended December 31, 2012, we derived approximately 18% and 17% of our revenue from continuing operations from AT&T and DIRECTV®, respectively. For the year ended December 31, 2011, we derived approximately 24%, 20% and 8% of our revenue from continuing operations from AT&T, DIRECTV® and El Paso Corporation, respectively, and for the year ended December 31, 2010, we derived approximately 22%, 20% and 9% of our revenue from continuing operations from AT&T, DIRECTV®, and El Paso Corporation, respectively. In addition, our ten largest customers accounted for approximately 64%, 71% and 72% of our revenue from continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, our results of operations, cash flows and liquidity could be negatively affected if these customers reduce the amount of business they provide to us, or if we complete the required work on our projects for these customers and cannot replace them with similar projects. Approximately 57% of our revenue from continuing operations was derived from non-recurring project specific work for the year ended December 31, 2012, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.
Most of our contracts do not obligate our customers to undertake any infrastructure projects or other work with us.
Over 40% of our revenue from continuing operations is derived from multi-year master service agreements and other service agreements. Under our multi-year master service agreements and other service agreements, we contract to provide customers with individual project services, through work orders, within defined geographic areas on a fixed fee basis. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. A significant decline in the projects customers assign us under these service agreements could negatively affect in our results of operations, cash flows and liquidity.
Most of our contracts may be canceled on short or no advance notice, which could reduce our revenue, and certain of our contracts with customers are subject to their ability to secure financing or other conditions and therefore may not result in revenues or profits.
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
Additionally, from time to time, we enter into contracts that contain financing or other conditions, which must be satisfied before we may begin work; therefore, certain of these contracts may not result in revenues or profits if our customers are unable to obtain the associated financing or satisfy any other conditions associated with such projects are otherwise not met.
Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and therefore is an uncertain indicator of future operating results.
A significant portion of our 18-month backlog as of December 31, 2012 was composed of master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed on long-term installation/construction fixed price agreements. These backlog amounts are based on our estimates and therefore may not result in actual receipt of revenue in the originally anticipated period, or at all. In addition, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, other project deferrals or delays, scope adjustments, external market factors and economic factors beyond our control. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected. Accordingly, our backlog as of any particular date is an uncertain indicator of future earnings.
Our business is seasonal and is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results.
Some of our customers reduce their expenditures and work order requests towards the end of the calendar year. Adverse weather conditions, particularly during the winter season, also affect our ability to perform outdoor services in certain regions of North America. As a result, we generally experience reduced revenue in the first quarter of each calendar year. Natural catastrophes such as hurricanes or other severe weather could also have, and have had, a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which could negatively affect our results of operations, cash flows and liquidity. For example, the northeastern United States was negatively affected by flooding in the second half of 2011. Heavy rains began in the summer, followed by additional rainfall from Hurricane Irene in August and Tropical Storm Lee in the third quarter of 2011, causing flooding conditions, which hurt productivity and profitability on certain of our pipeline projects in the Marcellus shale basin.
We may not accurately estimate the costs associated with our services provided under fixed price contracts, which could impair our financial performance.
A significant portion of our revenue is derived from master service and other service agreements that are fixed price contracts. Under these contracts, we set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than we anticipated. In addition to master or other service agreements, we enter into contracts for specific projects or jobs that may require the installation or construction of an entire infrastructure system or specified units within an infrastructure system. Under those agreements, we contractually agree to a price per unit. Profitability will be reduced if the actual costs to complete each unit exceed original estimates. We are also required to immediately recognize the full amount of any expected losses on these projects if estimated costs to complete the remaining units for the projects exceed the revenue to be earned on such units. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at work sites differing materially from what was anticipated at the time we bid on the contract and higher costs of materials and labor. These variations, along with other risks inherent in performing fixed price contracts, may cause actual project revenue and profits to differ from original estimates, and as a result, certain agreements or projects could have lower margins than anticipated, or losses, if actual costs exceed our estimates, which could reduce our profitability, cash flows and liquidity.
We recognize revenue from installation/construction fixed price contracts using the percentage-of-completion method; therefore, variations of actual results from our assumptions may reduce our profitability.
We recognize revenue from installation/construction fixed price contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. The cumulative amount of revenue recorded on a contract at a specified point in time is the percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. The percentage-of-completion method, therefore, relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are subject to the risks inherent in estimates. Variation of actual results from estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of an estimated loss on a contract when our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which could negatively impact our liquidity and results of operations.
Our failure to properly manage projects, or project delays, may result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.
Certain of our engagements involve large-scale, complex projects. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including permitting delays, may cause us to incur costs for standby pay, and may lead to personnel shortages on other projects scheduled to commence at a later date. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost, or delay in completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against us, and because of the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, such as pipeline and power generation, including renewable energy, damage claims may substantially exceed the amount we can charge for our associated services.
Our business may be affected by difficult work sites and environments, which could cause delays and increase our costs.
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
Some of our projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery delays, schedule changes, delays from customer failure to timely obtain rights-of-way, weather-related delays, delays by subcontractors in completing their portion of the project and other factors, some of which are beyond our control, but which impact our ability to complete a project as originally scheduled. In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of such costs. Any such delays or cancellations or errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays or cancellations could also negatively impact our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.
The impact of the American Recovery and Reinvestment Act of 2009 is uncertain.
The recent economic downturn, coupled with a lack of available capital, resulted in a tremendous amount of uncertainty, with numerous renewable energy projects being delayed or canceled. While the ARRA, which was enacted into law in February 2009, with many of its provisions extended by the ATRA, has likely provided some stimulus to certain of our customers and the demand for our services related to renewable energy, electrical transmission and rural broadband industries, the continuing and future impact of this stimulus legislation is uncertain and may be limited. Moreover, in light of the ongoing debate over federal budget and tax policies, the likelihood that ARRA will be further extended or enhanced cannot be predicted. Accordingly, we cannot predict the impact that this legislation will have on the demand for our services.
The renewable energy industry is heavily reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our services.
Because the unsubsidized cost of electric power from renewable resources such as wind and solar often exceeds that of fossil fuel and nuclear generating facilities, the renewable energy industry is heavily reliant on tax incentives. These tax incentives effectively reduce the market price for renewable energy, making these facilities more economic to construct and spur investment in them. These tax incentives, however, such as those provided by the ARRA, as extended by the ATRA, have a finite duration. The finite duration of these tax incentives creates uncertainty for the developers of renewable energy facilities and may adversely affect investment in them and, accordingly, the demand for our services.

For example, the current election to claim the investment tax credit in lieu of the production tax credit is available only for qualified wind facilities on which construction has commenced prior to January 1, 2014; the U.S. Treasury Section 1603 grant program for wind and solar projects applied only to facilities placed in service in 2010 or 2011 (or after 2011 as long as construction began in 2010 or 2011 and is completed before the termination date of the credit otherwise available for the property) and has not been extended by Congress. Additionally, the investment tax credit for qualified solar projects will only be available for projects placed in service prior to January 1, 2017.

The current election to claim the the investment tax credit in lieu of the production tax credit is available only for qualified wind facilities on which construction has commenced prior to January 1, 2014. In addition, the production tax credit is scheduled to expire for wind energy facilities on which construction has not commenced prior to January 1, 2014 and will not be available for energy generated from wind facilities on which construction is commenced after that date, unless the credit program is extended or renewed. Whether the investment tax credit or the expired Section 1603 U.S. Treasury grant program will be effective for wind, solar or other renewable energy projects is uncertain, as are any future efforts to extend or renew the production tax credit, the investment tax credit, and/or the Section 1603 U.S. Treasury grant program. Furthermore, the provisions regarding any extension or renewal may not be as favorable as those that currently exist. In addition, we cannot assure you that any extension or renewal of the production tax credit, the investment tax credit, and/or the U.S. Treasury grant program would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect.
We also cannot assure you that the tax laws providing for accelerated and bonus depreciation with respect to wind or solar energy generation assets will not be modified, amended or repealed in the future. If the investment tax credit or the U.S. Treasury grant program are not effective or if the federal production tax credit is not extended or renewed, or is extended or renewed at a lower rate, these generating facilities may be less profitable to build and operate and the ability of our customers to obtain financing for these projects may be impaired or eliminated. As a result, our revenue and results of operations could be materially adversely affected if demand for our services or the tax incentives were reduced.
Changes to renewable portfolio standards could, and decreased demand for renewable energy projects would, negatively impact our results of operations, cash flows and liquidity.

A portion of our business provides construction and/or installation services to owners and operators of wind power, solar power and other renewable energy facilities. The development of wind, solar and other renewable energy facilities is highly dependent upon federal production tax credits, such as those associated with the ARRA, many of which will expire unless construction is commenced on renewable energy facilities prior to January 1, 2014, and the existence of renewable portfolio standards and other state incentives. Renewable portfolio standards are state specific statutory provisions requiring that electric utilities generate a certain amount of electricity from renewable energy sources or devote a certain portion of operational/development capacity to renewable energy sources. Additionally, certified renewable energy generators earn certificates for every unit of electricity they produce and can sell these along with their electricity to supply companies. These standards have spurred growth in the wind and renewable energy industry and a corresponding increase in demand for renewable energy infrastructure construction services. Currently, approximately 35 states as well as the District of Columbia and Puerto Rico have adopted renewable portfolio standards or goals. Elimination of, or changes to, existing renewable portfolio standards or similar environmental policies may negatively affect demand for our services.

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
While we believe the Energy Policy Act of 2005 (the “Energy Act”) will provide opportunities in the industries we serve, implementation of the Energy Act is still subject to considerable fiscal and regulatory uncertainty. Regulations implementing the components of the Energy Act that may affect demand for our services remain, in some cases, subject to review in various federal courts. In one such case, decided in February 2009, a federal court of appeals vacated the Federal Energy Regulatory Commission ("FERC") interpretation of the scope of its backstop siting authority. Accordingly, the effect of these regulations, once finally implemented, is uncertain. As a result, the Energy Act may not result in increased spending on electric power transmission infrastructure. Continued uncertainty regarding the implementation of the Energy Act may result in slower than anticipated growth in demand for our services.
Many of our customers are highly regulated and the addition of new regulations or changes to existing regulations may adversely impact their demand for our specialty contracting services and the profitability of those services.
Many of our communications customers are regulated by the Federal Communications Commission ("FCC"), and our energy customers are regulated by FERC. In addition, our utility customers are regulated by state public utility commissions. These agencies could change the way in which they interpret the application of their current regulations and may impose additional regulations. Interpretative changes or new regulations that have an adverse affect on our customers and the profitability of the services they provide, could reduce demand for our specialty contracting services, which could adversely affect out results of operations, cash flows and liquidity.
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
Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation and employee group health claims, those policies are subject to high deductibles, and we are self-insured up to the amount of the deductible. Because most claims against us do not exceed the deductibles under our insurance policies, we are effectively self-insured for substantially all claims. We actuarially determine any liabilities for unpaid claims and associated expenses, including losses incurred but not reported, and reflect the present value of those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If our insurance claims increase or if costs exceed our estimates of insurance liabilities, we could experience a decline in profitability and liquidity.
Warranty claims resulting from our services could have a material adverse effect on our business.
We generally warrant the work we perform for a one to two-year period following substantial completion of a project, subject to further extensions of the warranty period following repairs or replacements. We have not historically accrued reserves for potential warranty claims as they have been immaterial, but such claims could potentially increase. The costs associated with such warranties, including any warranty related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.
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
Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, polychlorinated biphenyls (“PCBs”), fuel storage and air quality. Certain of our current and historical construction operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. Additionally, some of our contracts require that we assume the environmental risk of site conditions and require that we indemnify our customers for any damages, including environmental damages, incurred in connection with our projects. We may be subject to claims under various environmental laws and regulations, federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean up of soil, surface water, groundwater, and other media under laws such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us, and contaminated sites that have always been owned or operated by third parties. Liability may be imposed without regard to fault and may be strict and joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and may be unable to obtain reimbursement from the parties causing the contamination.
Our business is subject to physical hazards that could result in substantial liabilities and weaken our financial condition.
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
The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future, including in extreme cases, criminal sanctions.
While we have invested, and will continue to invest, substantial resources in occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability. Although we have taken what we have believed to be appropriate precautions, we have had employee injuries and fatalities in the past and may suffer additional injuries or fatalities in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations.

We have, from time to time, received notice from the DOT that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we were not able to successfully resolve such issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.
Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws.
We derived 4% of our revenue from continuing operations from international markets for the year ended December 31, 2012, and we may further expand the volume of services we provide internationally. Our international operations are presently conducted primarily in Canada, Latin America and the Caribbean, but we have performed work in various other foreign countries, and revenues derived from, or the number of countries in which we operate, could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts, or volatility in the global markets may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.
     The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws. Further, we require our subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could incur severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating, and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management.
Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our results of operations, cash flows and liquidity.
We depend on subcontractors to complete certain work on some of our projects. There is a risk that we may have disputes with subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractors, customer concerns about the subcontractors or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, then our ability to fulfill our obligations as a prime contractor may be jeopardized. In addition, the absence of qualified subcontractors with whom we have a satisfactory relationships could adversely affect the quality of our service and our ability to perform under some of our contracts. Any of these factors may have a material adverse effect on our results of operations, cash flows and liquidity.
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
The price of fuel needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Because most of our contracts do not allow us to adjust our pricing, any increase in fuel costs could materially reduce our profitability and liquidity.
Our profitability and liquidity could decline if certain customers reduce the amounts they pay for our services or if our customers are unable to pay for our services.
In the past, we incurred significant losses after a number of customers filed for bankruptcy or experienced financial difficulties following a general economic downturn, in which certain industry factors worsened the impact of the overall economic downturn on those customers. In 2012, we recorded $6.9 million of provisions for bad debts, and as of December 31, 2012, our allowance for uncollectible accounts totaled $11.2 million. As of December 31, 2012, we had $2.6 million of receivables from customers undergoing bankruptcy reorganization, and we could experience losses if such customers are unable to pay us for our services.
Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.
In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S.

GAAP”), a number of estimates and assumptions are made by management that affect the amounts reported in the consolidated financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in: our assessment of revenue recognition, in particular on long-term construction contracts, including estimates to complete and provisions for contract losses; allowances for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, investments in equity method investees, assets and liabilities classified as held for sale, available for sale securities and certain convertible debt obligations; asset lives used in computing depreciation and amortization, including amortization of intangible assets; other reserves and accruals; impairment of assets; income taxes; and litigation and contingencies. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.
We may incur goodwill impairment charges, which could harm our profitability.
When we acquire a business, we record goodwill equal to the excess amount we pay for the business, including anticipated future liabilities and liabilities assumed, over the fair value of the acquired tangible and intangible assets of that business. As a result of our acquisitions, we have $957.4 million of goodwill and identifiable intangible assets recorded as of December 31, 2012. We expect to continue to record additions to goodwill in future periods in connection with completed acquisitions, including goodwill resulting from future earn-out payments for acquisitions that closed prior to January 1, 2009, in accordance with U.S. GAAP for such acquisitions.
We periodically review the carrying values of our goodwill and indefinite-lived intangible assets to determine whether such carrying values exceed their fair market values. We may incur impairment charges related to goodwill or indefinite-lived intangible assets in connection with any of our acquisitions in the future if the markets they serve or their businesses deteriorate. For the year ended December 31, 2012, we recorded $6.4 million of goodwill impairment charges in connection with our decision to sell the Globetec business. See Note 4 – Discontinued Operations and Note 5 – Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K.
We may incur restructuring or impairment charges, which could reduce our profitability.
From time to time, we review our operations in an effort to improve profitability. We could incur charges in the future as a result of:

•	eliminating service offerings that no longer fit into our business plan;

•	reducing or eliminating services or operations that do not produce adequate revenues or margins;

•	reducing costs of reporting units that need margin improvements; and

•	reviewing new business opportunities capable of utilizing our existing human and physical resources.
Any charges related to restructuring or impairment would be reflected as operating expenses and could materially reduce our profitability and liquidity. For the year ended December 31, 2012, we recorded $12.7 million of impairment charges, including $6.4 million of goodwill impairment, in connection with our decision to sell the Globetec business. See Note 4 – Discontinued Operations in the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K.
Certain of our businesses have employees who are represented by a union or are subject to collective bargaining agreements; the unionized workforce and any related obligations could adversely affect our operations.
Certain of our employees are represented by labor unions and collective bargaining agreements. Although all such collective bargaining agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur despite the terms of these agreements. Strikes or work stoppages would adversely impact relationships with our customers and could cause us to lose business and decrease our revenue. Additionally, as current agreements expire, the labor unions may not be able to negotiate extensions or replacements on terms favorable to their members, or at all, or avoid strikes, lockouts or other labor actions from time to time that may affect their members. Therefore, it cannot be assured that new agreements will be reached with employee labor unions as existing contracts expire, or on terms that we find desirable. Any labor action against us relating to failure to reach an agreement with employee labor unions could have a material adverse effect on our liquidity, cash flows and results of operations.
Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.
Substantially all of our union and collective bargaining agreements require us to participate with other companies in multi-employer pension plans. To the extent that those plans are underfunded defined benefit plans, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 (“ERISA”), may subject us to substantial liabilities if we withdraw from such multi-employer plans or if they are terminated. Under current law regarding multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions, which could materially adversely affect our liquidity, cash flows and results of operations.

Based upon the information available to us from plan administrators as of December 31, 2012, several of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
On November 15, 2011, we, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, we recorded a withdrawal liability of $6.4 million within costs of revenue, excluding depreciation and amortization. We withdrew from the Central States plan in order to mitigate our liability in connection with the plan, which is in critical status. The plan, however, has asserted that the PLCA members did not effect a withdrawal on November 15, 2011, although we believe that a legally effective withdrawal occurred as of this date and have recorded our withdrawal liability on this basis. If the plan were to prevail in its assertion and our withdrawal was deemed to have occurred after this date, however, the amount of our withdrawal liability would be expected to increase. In addition, if this plan were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three year period commencing with the beginning of the calendar year from the point of our withdrawal, we could have additional liability.
Withdrawal liabilities, requirements to pay increased contributions, and/or excise taxes in connection with any of the multi-employer pension plans in which we participate could negatively impact our liquidity and results of operations. See Note 13 – Other Retirement Plans in the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K.
If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.
Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in and possess specialized technical skills. At times of low unemployment rates in the areas we serve, it can be difficult for us to find qualified and affordable personnel. We may be unable to hire and retain a sufficiently skilled labor force necessary to support our operating requirements and growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. We may also be forced to incur significant training expenses if we are unable to hire employees with the requisite skills. Additionally, our business is managed by a number of key executive and operational officers and is dependent upon retaining and recruiting qualified management. Labor shortages, increased labor or training costs, or the loss of key personnel could materially adversely affect our results of operations, cash flows and liquidity.
Our revolving credit facility, senior notes and senior convertible notes impose restrictions on us which may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.
As of December 31, 2012, we had $365.0 million aggregate principal amount outstanding on our senior notes due 2017 and our senior convertible notes due 2014. We also have a revolving credit facility with $134.0 million outstanding as of December 31, 2012. Availability under our credit facility as of December 31, 2012 was approximately $345.2 million, net of outstanding letters of credit aggregating $120.8 million.
The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:

•	buying back shares in excess of specified amounts;

•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	paying cash dividends;

•	creating certain liens against our assets;

•	prepaying subordinated indebtedness;

•	engaging in certain mergers or combinations; and

•	engaging in transactions that would result in a “change of control” (as defined in the credit facility and the indentures governing our senior notes).
Additionally, certain provisions of our convertible notes could make it more expensive for a third party to acquire us or require us to repurchase the convertible notes for cash when required by the holders, including following a “fundamental change” (as defined in the indenture).
Our credit facility requires that we comply with a consolidated leverage ratio and a consolidated interest coverage ratio. Should we be unable to comply with the terms and covenants of our credit facility, we would be required to obtain further modifications of the facility or secure another source of financing to continue to operate our business, neither of which may be available to us on reasonable terms or at all. A default could also result in the acceleration of our obligations under the credit facility or under the indentures relating to our senior notes. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and, to the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may materially decrease our profitability, cash flows and liquidity.
Our inability to enforce non-competition agreements with former principals and key management of the businesses we acquire may adversely affect our operating results, cash flows and liquidity.
In connection with our acquisitions, we generally require that key management and the former principals of the businesses we acquire enter into non-competition agreements in our favor. Enforceability of these non-competition agreements varies from state to state, and state courts will generally examine all of the facts and circumstances at the time a party seeks to enforce a non-competition agreement; consequently, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement. If one or more former principals or members of key management of the businesses we acquire leave and the courts refuse to enforce the non-compete agreement entered into by such person or persons, we might be subject to increased competition, which could materially and adversely affect our operating results, cash flows and liquidity.
Acquisitions involve risks that could negatively affect our operating results, cash flows and liquidity.
We have made, and in the future may continue to make strategic acquisitions and investments. However, we may not be able to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required consent of our lenders and therefore may not be able to complete such acquisitions or strategic investments. We may pay for acquisitions or strategic investments with our common stock or with convertible securities, which may dilute your investment in our common stock, or we may decide to pursue acquisitions with which our investors may not agree. In connection with most of our acquisitions, we have agreed to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

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
Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect our results of operations, cash flows and liquidity. Borrowings or issuances of convertible debt associated with these acquisitions may also result in higher levels of indebtedness which could impact our ability to service our debt within the scheduled repayment terms.
Claims, lawsuits and proceedings could reduce our profitability, cash flows and liquidity.
We are subject to various claims, lawsuits and proceedings which arise in the ordinary course of business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages, or injunctive or declaratory relief. In addition, pursuant to our service agreements, we generally indemnify our customers for claims related to the services we provide. Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to case developments. For example, during the third quarter of 2012, we recorded a $9.6 million legal settlement reserve in connection with the Sintel legal matter. See Note 17 – Commitments and Contingencies in the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K. If our legal reserves are inadequate, or if in the future our insurance coverage proves to be inadequate or unavailable, or if there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity. An adverse determination on any such claim, lawsuit or proceeding could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.
We have recorded unrealized losses to reduce the carrying value of certain auction rate securities we hold, and may incur additional impairment charges with respect to auction rate securities in future periods.

The continuing illiquidity of the auction rate securities market may affect our ability to liquidate certain auction rate securities that we classify as securities available for sale on our balance sheet. Our securities available for sale consist of auction rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The net default rate as of December 31, 2012 was estimated at 6.22%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes. All of our securities available for sale as of December 31, 2012, with a par value of $17.9 million and an estimated fair value and carrying amount of $14.4 million, had insufficient bidders at the scheduled rollover dates, indicating that immediate liquidity at par was unavailable. As of December 31, 2012, cumulative credit and other losses of $3.3 million have been recognized in connection with our structured finance security. Cumulative unrealized losses associated with our student loan auction rate securities totaled $1.2 million as of December 31, 2012.
Our valuation of these securities is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact our valuation include changes to credit ratings of the applicable securities, and for structured finance security, changes to the credit ratings of the underlying assets supporting the security as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We are uncertain as to when and if liquidity associated with these investments will improve, whether we will be able to exit these investments at their respective cost bases, or whether we will incur additional temporary or other-than-temporary losses as a result of these investments. As a result of this uncertainty, our auction rate securities are classified as long-term assets.
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
Under the terms of the Revised Amended Agreement, the buyer is no longer required to issue a standby letter of credit in our favor to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the Revised Amended Agreement. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increased the likelihood that we could be required to assume certain obligations associated with these projects. As of December 31, 2012, we have completed the work associated with these projects and do not believe we have any further obligations thereunder. Should additional costs arise, we could incur future losses which could adversely affect our results of operations, cash flows and liquidity.
Risks Related to Our Company and Our Common Stock
We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.
We have a significant amount of debt and substantial debt service requirements. As of December 31, 2012, we had approximately $598.9 million aggregate principal amount of outstanding debt.
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

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our credit facility;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

•	preventing us from paying dividends;
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
Conversions of our senior convertible notes that we issued in January 2011, which we refer to as our new senior convertible notes, may be settled in cash. Currently, we intend to settle the principal amounts of our new senior convertible notes upon any conversion thereof in cash. As of December 31, 2012, there was outstanding $202.3 million aggregate principal amount of our new senior convertible notes. Notwithstanding our present intention to settle conversions of our new senior convertible notes in cash, we cannot assure you that we will be able to do so due to provisions in our credit facility, which restrict the repurchase or prepayment of certain unsecured indebtedness, including our senior notes due 2017 and all of senior convertible notes due 2014, unless we have at least $50 million of remaining liquidity (as defined in the credit facility) after any such repurchase or prepayment. If we were required to settle conversions of our new senior convertible notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our credit facility, we could be required to obtain additional funding or settle such conversions in shares of our common stock, which would be dilutive to our existing shareholders. We cannot be certain that such funding would be available on terms acceptable to us, or at all.
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
We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of paying cash for certain earn-out obligations. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145,000,000 shares of common stock, of which 76,448,266 shares were outstanding as of December 31, 2012.
We are not restricted from issuing additional common stock. The issuance of additional shares of our common stock upon conversion of any of our $215 million aggregate principal amount of convertible notes, in connection with future acquisitions or other issuances of our common stock or convertible securities, including outstanding options and warrants, or otherwise, will dilute the ownership interest of our common shareholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the affect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.
A small number of our existing shareholders have the ability to influence major corporate decisions.
Jorge Mas, our Chairman, Jose Mas, our Chief Executive Officer, and other members of the Mas family employed by MasTec beneficially owned approximately 21.8% of the outstanding shares of our common stock as of December 31, 2012. Accordingly, they are in a position to influence:

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
During the three years ended December 31, 2012, the market price of our common stock on the New York Stock Exchange fluctuated from a low of $9.26 per share to a high of $24.98 per share and we may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant affect on the price of our common stock, including:

•	announcements of fluctuations in our operating results or the operating results of one of our competitors;

•	future sales of our common stock or other securities, including any shares issued in connection with earn-out obligations for any past or future acquisition;

•	announcements by us or one of our competitors of new or terminated customers or new, amended or terminated contracts;

•	market conditions for providers of services to communications, power generation and utilities customers;

•	conversions or anticipated conversions of our senior convertible notes, or any sales in the public market of any of our common stock issuable upon such conversion;

•	changes in recommendations or earnings estimates by securities analysts; and

•	announcements of acquisitions by us or one of our competitors.
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
Our corporate headquarters is a 36,000 square foot leased facility located in Coral Gables, Florida.
As of December 31, 2012, our operations were conducted from more than 400 locations primarily within the United States and Canada, and, to a lesser extent, Latin America, including Puerto Rico, Panama and Mexico. None of these facilities is material to our operations because most of our services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where we currently conduct business.
We also own property and equipment that had a net book value of approximately $350.4 million as of December 31, 2012. This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, excavators, trenchers, directional boring machines, digger derricks, cranes, computers, computer software, office and building equipment, including furniture and fixtures, and other equipment. Our equipment is acquired from various third-party vendors, none of whom we depend upon, and we did not experience any difficulties in obtaining desired equipment in 2012.

ITEM 3.	LEGAL PROCEEDINGS
Legacy Litigation
The material set forth in Note 17 – Commitments and Contingencies in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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

	For the Years Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$20.80	$15.53	$21.16	$14.02
Second Quarter	$18.53	$13.61	$23.17	$17.15
Third Quarter	$20.80	$12.86	$22.49	$15.99
Fourth Quarter	$24.98	$19.66	$22.72	$13.79

Holders. As of February 25, 2013, there were 4,679 shareholders of record of our common stock.
Dividends. We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our credit agreements prohibit us from paying cash dividends or making other distributions of our common stock without prior consent of the lender. The indenture governing our senior notes also contains covenants that restrict our ability to make certain payments including the payment of dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities. During the fourth quarter of 2011, our Board of Directors authorized the repurchase of up to $150 million of MasTec common stock under a stock repurchase program, under which we repurchased 4.6 million shares of common stock for $75.0 million during the year ended December 31, 2011 and an additional 4.9 million shares for $75.0 million during the nine months ended September 30, 2012, which completed the plan.
The following table provides information about repurchases of our common stock during the three month period ended December 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

October 1 through October 31	—		$—	—	$—
November 1 through November 30	738	(1)	$21.70	—	$—
December 1 through December 31	42,487	(1)	$24.31	—	$—
Total	43,225			—

(1)	Reflects shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs.
Performance Graph
The performance graph below compares the cumulative total returns for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (S&P 500), and with that of our peer group, composed of Dycom Industries, Inc., MYR Group, Inc., Quanta Services, Inc., Pike Electric, Inc. and Willbros Group. We added Willbros Group to our peer group comparison beginning in 2012. Due to our recent growth and increased diversification, we determined that Willbros Group should be added to our peer group index in order to enhance comparability. The graph assumes an investment of $100 in our common stock and in each of the respective indices for the period from December 31, 2007 to December 31, 2012. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index, Old Peer Group, and New Peer Group
*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

As of December 31,	2007	2008	2009	2010	2011	2012
MasTec, Inc.	$100.00	$113.86	$122.91	$143.46	$170.80	$245.13
S&P 500	$100.00	$63.00	$79.67	$91.67	$93.61	$108.59
New Peer Group	$100.00	$60.33	$67.51	$65.55	$67.55	$83.55
Old Peer Group	$100.00	$67.30	$70.87	$72.26	$78.58	$96.64

ITEM 6.	SELECTED FINANCIAL DATA
The following table states our selected consolidated financial data, which has been derived from our audited consolidated financial statements. The table reflects our consolidated results of operations for the periods indicated. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of acquisitions. In addition, during 2012, we sold our DirectStar Business and committed to a plan of sale for the Globetec business. Accordingly, the DirectStar Business and Globetec are each presented as a discontinued operation in the consolidated financial statements for all periods presented. Our 2012 results include a $9.6 million legal settlement reserve, and our 2011 results include a $29.0 million gain from the remeasurement of our equity investment in EC Source Services LLC ("EC Source") and a $6.4 million charge from our withdrawal from a multi-employer plan in which we participated.
See Note 3 – Acquisitions and Other Investments, Note 4 – Discontinued Operations and Note 17 - Commitments and Contingencies in the notes to consolidated financial statements for additional details.
The following selected financial data should be read together with our audited consolidated financial statements and notes thereto as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share amounts)
Statement of Operations Data
Revenue	$3,726.8	$2,831.3	$2,143.0	$1,482.1	$1,250.8
Costs of revenue, excluding depreciation and amortization	$3,239.2	$2,459.7	$1,829.5	$1,276.0	$1,085.1
Income from continuing operations before non-controlling interests	$116.6	$97.5	$66.1	$44.8	$42.1
(Loss) income from discontinued operations, net of tax	$(9.2)	$8.5	$24.3	$25.9	$23.7
Net income	$107.4	$106.0	$90.4	$70.7	$65.8
Net loss attributable to non-controlling interests	$—	$—	$(0.1)	$—	$—
Net income attributable to MasTec, Inc.	$107.4	$106.0	$90.5	$70.7	$65.8
Basic earnings (loss) per share:
Continuing operations	$1.49	$1.19	$0.87	$0.59	$0.62
Discontinued operations	$(0.12)	$0.10	$0.32	$0.34	$0.35
Total basic earnings per share	$1.37	$1.29	$1.19	$0.93	$0.97
Diluted earnings (loss) per share:
Continuing operations	$1.42	$1.13	$0.78	$0.58	$0.61
Discontinued operations	$(0.11)	$0.10	$0.27	$0.32	$0.35
Total diluted earnings per share	$1.31	$1.23	$1.05	$0.90	$0.96

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data
Working capital	$341.4	$236.4	$235.1	$202.5	$105.3
Property and equipment, net	$350.4	$263.0	$176.5	$196.1	$155.0
Total assets	$2,407.9	$2,094.7	$1,655.8	$1,382.2	$1,090.9
Total debt	$598.9	$494.8	$412.2	$437.7	$303.5
Total shareholders’ equity	$861.9	$811.2	$653.2	$528.2	$443.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We begin with an overview of our business, recent developments and financial results, followed by a discussion of economic, industry and market factors and a summary of our revenue producing activities and related costs, along with a discussion of key metrics our management team uses when evaluating our performance. This overview is followed by a summary of critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results as well as our 2013 outlook. We then provide a more detailed analysis of our results of operations, financial condition, liquidity and capital resources.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include, but are not limited to, the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, including: electrical utility transmission and distribution, power generation, natural gas and petroleum pipeline infrastructure, wireless, wireline and satellite communications, wind farms, solar farms and other renewable energy infrastructure and industrial infrastructure. Our customers are primarily in these industries.

Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark, and as of December 31, 2012, we had approximately 12,300 employees and more than 400 locations. We have consistently been ranked among the top specialty contractors by Engineering News-Record over the past five years.
We serve a diversified customer base, which includes some of the leading pipeline, communications, power generation and utility companies in North America. For the year ended December 31, 2012, our top ten customers for our continuing operations were AT&T, DIRECTV®, Mid-American Energy, Energy Transfer Company, Duke Energy, DCP Midstream, Dominion Virginia Power, Enbridge, Inc., Chesapeake Midstream Partners LP and enXco. We have longstanding relationships with many customers and often provide services under multi-year master service and other service agreements. Because our business is concentrated among relatively few major customers, our business could be negatively affected if the amount of business we obtain from these customers is reduced, or if we complete the required work on projects and cannot replace them with similar projects.
Revenue concentration information, as a percent of total consolidated revenue from continuing operations, was as follows:

	For the Years Ended December 31,
	2012	2011	2010
Revenue from top ten customers	64%	71%	72%

Revenue from specific customers:
AT&T	18%	24%	22%
DIRECTV®	17%	20%	20%

Our relationship with AT&T is based upon master service agreements, other service agreements and construction/installation contracts for both AT&T’s wireless and wireline infrastructure businesses. Revenue from AT&T is included in our communications reportable segment.

Our relationship with DIRECTV® is based upon an agreement to provide installation and maintenance services for DIRECTV®. Revenue from DIRECTV® is included in our communications reportable segment.

See discussion of reportable segments within our "Comparisons of Fiscal Results" section below.
Acquisitions
We have actively pursued a diversification and expansion strategy in recent years. This strategy has deepened our presence and expanded our service offerings in key markets, including wireless, natural gas, natural gas liquids and petroleum pipeline, electrical transmission, power generation and industrial, including renewable energy and heavy industrial infrastructure, among others. In addition to integration and growth opportunities associated with our diversification and expansion strategy, we also seek opportunities to expand our geographic presence and to expand our traditional business areas, such as telecommunications and install-to-the-home services.
2012 Acquisitions. In December 2012, we acquired Bottom Line Services, LLC (“BLS”) and Go Green Services, LLC (“Go Green”), two natural gas and petroleum pipeline infrastructure construction companies, in separate transactions. These acquisitions further extend our service offerings further into the shale gas and petroleum pipeline construction markets. BLS and Go Green are located in Texas. Additionally, in December 2012, we acquired Dynamic Tower Services, Inc. ("Dynamic"), a self-perform wireless construction contractor, which further increases our capability to vertically integrate our wireless infrastructure construction services. Dynamic is based in Louisiana and primarily performs services in Louisiana, Mississippi and Puerto Rico.
2011 Acquisitions. In April 2011, we acquired Fabcor TargetCo Ltd., (“Fabcor”), a Canadian natural gas and petroleum pipeline infrastructure construction company. Fabcor expands our energy infrastructure services within the Canadian market and allows us to participate in the significant opportunities anticipated in that market in the future. Additionally, in April 2011 we exercised our EC Source Services, LLC ("EC Source") merger option and, effective May 2, 2011, acquired the remaining 67% membership interest in EC Source, a nationally recognized full-service engineering, procurement and construction service entity, focusing on deploying extra high voltage electrical transmission systems throughout North America. During the second quarter of 2011, we also acquired: Cam Communications, Inc., a company specializing in equipment construction and network services for telecommunications carriers; Halsted Communications, Ltd., an install-to-the-home contractor operating primarily in portions of New York, Pennsylvania, and New England, whose primary customer is DIRECTV®; and Optima Network Services, Inc., a wireless infrastructure services company headquartered in California.
See Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements for details of our 2012 and 2011 acquisitions.
Dispositions
In May 2012, Red Ventures exercised its option to purchase the DirectStar Business, and we consummated the sale of the DirectStar Business to Red Ventures in June 2012 for a net sale price of $98.9 million in cash. DirectStar provides marketing and sales services on behalf of DIRECTV®. Additionally, in September 2012, MasTec's board of directors approved a plan of sale for its wholly owned subsidiary, Globetec, which is expected to be completed on or before September 30, 2013. Globetec, a small water and sewer subsidiary, has not performed well in recent years due to a lack of financial resources available to municipalities and state governments. In connection with our decision to sell Globetec, we recognized estimated losses on disposal of $12.7 million for the year ended December 31, 2012, including $6.4 million of goodwill impairment charges.

DirectStar and Globetec are each presented as a discontinued operation in the consolidated financial statements for all periods presented. See Note 4 – Discontinued Operations in the notes to the consolidated financial statements for additional details.
Overview of Financial Results
Revenue in 2012 grew to $3.7 billion, an increase of $895 million, or 31.6%, from the prior year. Strong demand for power generation and industrial, oil and gas pipeline and facility and electrical transmission construction services contributed to this growth. Organic revenue growth contributed $718 million, or 80%, of the increase in revenue, while acquisitions contributed $178 million, or 20%. As a percentage of revenue, costs of revenue, excluding depreciation and amortization were flat at 86.9%. In dollar terms, depreciation and amortization expense and general and administrative costs increased, due in part to recent acquisitions, as well as from increased levels of investment in our business. As a percentage of revenue, depreciation and amortization and general and administrative costs declined versus the prior year, due largely to improved leverage of these costs as a result of higher revenues. Our 2012 results were also affected by a $9.6 million legal settlement reserve, which was recorded within other expense, net. See Note 17 – Commitments and Contingencies in the notes to the consolidated financial statements for additional information.
Income from continuing operations was $116.6 million, or $1.42 per diluted share in 2012, which includes the after-tax effect of $5.8 million, or $0.07 cents per diluted share, of the legal settlement charge discussed above. Excluding this charge, 2012 adjusted income from continuing operations and diluted earnings per share were $122.5 million and $1.50 cents per diluted share, respectively. Our 2011 income from continuing operations includes a gain of $17.8 million, net of tax, or $0.20 cents per diluted share, from the remeasurement of our equity investment in EC Source, and a charge of $3.9 million, net of tax, or $0.05 cents per diluted share, from our withdrawal from a multi-employer pension plan in which we participate. Excluding the EC Source gain and multi-employer pension plan charge, adjusted 2011 income from continuing operations and diluted earnings per share were $83.6 million and $0.97 cents per share, respectively. Excluding the legal settlement charge, adjusted 2012 income from continuing operations and diluted earnings per share increased by approximately $38.9 million and $0.53 cents per share, or approximately 46.5% and 54.6%, respectively, as compared with our 2011 adjusted income from continuing operations and diluted earnings per share, which exclude the EC Source gain and multi-employer pension plan charge. See "Adjusted Income From Continuing Operations and Adjusted Income From Continuing Operations Per Diluted Share," included in our non-U.S. GAAP financial measures discussion following our "Comparison of Fiscal Year Results" section below.
Diluted earnings per share in 2012 was also favorably affected by the purchase of treasury shares. We repurchased 9.5 million shares of our common stock, or 6.5 million shares on a weighted average basis as of December 31, 2012, under a share repurchase program approved by our Board of Directors in the fourth quarter of 2011. See Note 2 – Earnings Per Share in the notes to the consolidated financial statements.
Economic, Industry and Market Factors
We continue to operate in a challenging business environment, as do our customers. We closely monitor the effect that changes in economic and market conditions may have on our customers. General economic conditions since 2008 have negatively affected demand for our customers products and services which has led to rationalization of our customers' capital and maintenance budgets in certain end-markets. This influence as well as the highly competitive nature of our industry, particularly when work is deferred, have, in recent years, resulted in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market and industry factors, such as access to capital for customers in the industries we serve, changes to our customers' capital spending plans, changes in technology, tax and other incentives, renewable energy portfolio standards and new or changing regulatory requirements affecting the industries we serve, can affect demand for our services. Fluctuations in market prices for, or availability of, oil, gas and other fuel sources can also affect demand for our pipeline and renewable energy construction services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows.
Impact of Seasonality and Cyclical Nature of Business
Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, particularly for large non-recurring projects, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. Revenues in the second quarter are typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year, as a greater number of projects are underway and weather is normally more accommodating to work on projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budget before the end of the year, which generally has a positive impact on our revenues. However, the holiday season and inclement weather can cause delays, which could reduce revenues and increase costs on affected projects. Any quarter may be positively or negatively affected by out of the ordinary weather patterns, such as excessive rainfall or warm winter weather, making it difficult to predict quarterly revenue and margin variations.

Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular in connection with large construction and installation projects, can create fluctuations in revenues, which may adversely affect us in a given period, even if not in total. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic and market conditions; regulatory or environmental influences; and acquisitions, dispositions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

Revenue
We provide engineering, building, installation, maintenance and upgrade services to our customers. The primary industries served by our customers are communications and utilities. Customer revenues by segment for the periods indicated were as follows (in millions):

	Year Ended December 31,
Reportable Segment:	2012		2011		2010
Communications	$1,772.7	48%	$1,635.1	58%	$1,190.6	56%
Oil & Gas	959.0	26%	774.3	27%	562.6	26%
Electrical Transmission	312.2	8%	198.3	7%	67.0	3%
Power Generation and Industrial	668.1	18%	219.6	8%	325.6	15%
Other	16.7	—%	4.8	—%	0.2	—%
Eliminations	(1.9)	—%	(0.8)	—%	(3.0)	—%
Consolidated revenues	$3,726.8	100%	$2,831.3	100%	$2,143.0	100%

See discussion of reportable segments within our "Comparisons of Fiscal Year Results" section below.
Over 40% of our revenue is derived from projects performed under master service and other service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any large infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice.
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
Revenues from continuing operations by type of contract for the periods indicated were as follows (in millions):

	Years Ended December 31,
	2012		2011		2010
Master service and other service agreements	$1,611.2	43%	$1,629.3	58%	$1,122.3	52%
Installation/construction project agreements	2,115.6	57%	1,202.0	42%	1,020.7	48%
Total revenues	$3,726.8	100%	$2,831.3	100%	$2,143.0	100%

As shown in the table above, 57% of our 2012 revenues from continuing operations were from non-recurring, project specific work, which may experience greater variability than master service agreement work due to the need to replace the revenue as projects are completed. Additionally, if we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels, or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.
Costs of Revenue, Excluding Depreciation and Amortization
Costs of revenue, excluding depreciation and amortization, consists principally of salaries, employee wages and benefits, including multi-employer pension plan withdrawal charges, subcontracted services, equipment rentals and repairs, fuel and other equipment expenses, material costs, parts and supplies, insurance and facilities expenses. Project margins are calculated by subtracting a project's costs of revenue, excluding depreciation and amortization, from project revenue. Project profitability and corresponding project margins will be reduced if actual costs to complete a project exceed original estimates on fixed price and installation/construction service agreements. Estimated losses on contracts are recognized immediately when estimated costs to complete a project exceed the remaining revenue to be received over the remainder of the contract. Factors impacting our costs of revenue, excluding depreciation and amortization, and costs of revenue, excluding depreciation and amortization as a percent of sales, include:

Revenue Mix. The mix of revenues derived from the projects we perform impacts overall project margins, as certain projects provide higher margin opportunities. Installation work is often obtained on a fixed price basis, while maintenance work is often performed under pre-established or time and materials pricing arrangements. Project margins for installation work may vary from project to project, and can be higher than maintenance and upgrade work due to the fact that fixed price contracts often have a higher level of risk than other types of project work. Changes in project mix between installation work and maintenance or upgrade services can impact our project margins in a given period. Additionally, the mix of project revenues by industry served can also have an impact on overall project margins, as project margins can vary by industry and over time.

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

Performance Risk. Overall project margins may fluctuate due to the volume of work performed, project pricing, job productivity and crew productivity. Job productivity can be impacted by quality of the work crew, quality of equipment, availability of skilled labor, environmental or regulatory factors, customer decisions and crew productivity. Crew productivity can be influenced by factors including weather conditions and job terrain, such as whether project work is in a right of way that is open or one that is obstructed (either by physical obstructions or legal encumbrances).

Subcontracted Resources. Our use of subcontracted resources in a given period varies, based upon activity levels and the amount and location of existing in-house resources and capacity. Work that is subcontracted may yield lower project margins than self-perform work. As a result, changes in the mix of subcontracted versus self-perform work can impact our overall project margins.

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
Insurance Costs.  Project margins can also be impacted by insurance costs as additional claims arise and as circumstances and conditions of existing claims change. We maintain insurance policies subject to per claim deductibles of $1 million for our worker’s compensation policy and $2 million for each of our general liability and automobile liability policies. We also have employee healthcare benefit plans for our employees not subject to collective bargaining agreements, which are subject to annual per employee maximum losses of $0.4 million per year.
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
Other Expense (Income), Net
Other expense (income), net, consists primarily of gains or losses from sales of assets and investments, income or losses from equity method investments, gains or losses from foreign currency transactions, gains or losses from changes to estimated earn-outs accrued as a component of purchase price for recent acquisitions, and other-than-temporary impairment losses recognized in connection with our available for sale securities. Other expense (income), net, also includes the 2012 legal settlement charge pertaining to the Sintel legal matter and the 2011 non-cash gain on remeasurement of our equity investment in EC Source.
Financial Performance Metrics
Members of our senior management team regularly review key financial performance metrics and the status of operating activities within our business. These key financial performance indicators include:

•	revenue and profitability on an overall, reportable segment and, as required, on an individual project basis;

•	monthly, quarterly and annual changes in revenue and profitability on an overall, reportable segment and, as required, on an individual project basis;

•	revenues by customer, by industry and by contract type;

•	costs of revenue excluding depreciation and amortization, general and administrative expenses, depreciation and amortization, tax and interest expense as a percentage of revenue;

•
income from continuing operations before non-controlling interests before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, which is EBITDA excluding (i) for 2012, the $9.6 million third quarter 2012 legal settlement charge recorded in connection with the Sintel matter, and (ii) for 2011, the non-cash gain of $29.0 million on remeasurement of our equity investment in EC Source and the $6.4 million charge relating to our withdrawal from a multi-employer pension plan;

•	days sales and days payable outstanding;

•	interest and debt service coverage ratios; and

•	liquidity and cash flows.
Managements' analysis of this information includes detailed discussions of proposed investments in new business opportunities or property and equipment, acquisition integration efforts and cost reduction efforts. Measuring these key performance indicators is an important tool used by management to make informed and timely operational decisions, which we believe can help us improve our performance.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, including estimates of costs to complete and provisions for contract losses; allowances for doubtful accounts,; accrued self-insured claims; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, investments in equity method investees, securities available for sale and certain convertible debt obligations; asset lives used in computing depreciation and amortization, including amortization of intangible assets; estimates of reserves and accruals; impairment of assets; income taxes; and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect.
We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements as they are both important to the portrayal of our financial condition and they require significant or complex judgment and estimates on the part of management. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements for further description of our significant accounting policies.
Our critical accounting policies are reviewed frequently with the Audit Committee of the Board of Directors.
Revenue Recognition
We frequently provide maintenance, installation and repair work under unit price or fixed price master service or other service agreements that are renewed on a periodic basis. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Services are also performed under master and other service agreements billed on a fixed fee basis. Under fixed fee master service and similar type service agreements, MasTec furnishes various specified units of service for a separate fixed price per unit of service. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates.
Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment (excluding depreciation). Much of the materials associated with our work are customer-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, our profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. We complete a substantial majority of our fixed price projects within one year.
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
Allowance for Doubtful Accounts
We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze the collectibility of accounts receivable and the adequacy of the allowance for doubtful accounts on a regular basis, based on the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and current economic trends. For reporting units where losses have occurred historically and are considered to be ordinary course, reserves are established for anticipated losses based on an analysis of the accounts receivable portfolio. For reporting units where historical losses have been immaterial, an increase in the allowance for doubtful accounts is recorded when it is probable a receivable is not collectible and the loss can be reasonably estimated. Amounts are written off against the allowance when deemed uncollectible. If our estimates of the collectibility of accounts receivable change, or should customers experience unanticipated financial difficulties, or if anticipated recoveries in existing bankruptcies or other work-out situations fail to materialize, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability and cash flows.
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
Discontinued Operations
In determining whether a group of assets to be disposed of should be presented as a discontinued operation, we make a determination as to whether such assets comprise a component of the entity, which includes an assessment as to whether it has historic operations and cash flows that can be clearly distinguished. We also determine whether the cash flows associated with the group of assets will be significantly eliminated from our ongoing operations as a result of the disposal transaction and whether we will have no significant continuing involvement in the operations of the disposed assets after the disposal transaction. If we believe these conditions exist, then the assets and liabilities and results of operations of the assets to be disposed, as well as any estimated gain or loss on the disposal transaction, are aggregated for presentation separately from the financial position and operating results of our continuing operations.
For those businesses for which management has committed to a plan of sale, the business is valued at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. Estimated fair value is determined using management estimates and entity-specific assumptions. Management considers historical experience and all available information at the time such estimates are made; however, the fair value that is ultimately recognized upon sale of the related business may differ from the estimated fair value as reflected in the consolidated financial statements. Depreciation and amortization expense is not recorded on assets of a business to be sold once that business has been classified as held for sale.
In May 2012, Red Ventures exercised its purchase option to acquire the DirectStar Business. The transaction was consummated in June 2012. In September 2012, MasTec's board of directors approved a plan of sale for the Globetec business to be completed on or before September 30, 2013. In connection with our decision to sell Globetec, we recognized estimated losses on disposal of $12.7 million during the third quarter of 2012.
The DirectStar Business and Globetec are presented as discontinued operations in the consolidated financial statements for all periods presented.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and certain intangible assets acquired in a business combination and determined to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually. We perform our annual impairment review of goodwill and intangible assets with indefinite lives during the fourth quarter each year at the reporting unit level. Each of our reporting units comprises one component of one of our five reportable segments. We identify our reporting units by assessing whether components have discrete financial information available and whether a segment manager regularly reviews the operating results of that component. Net assets of acquired businesses and related goodwill are allocated to the corresponding reporting unit upon acquisition, based upon our expected organizational structure. If two or more components are deemed economically similar, those components are aggregated into one reporting unit for purposes of our annual goodwill impairment review. None of our components are aggregated for annual impairment testing.
Under Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), which the Company adopted for the year ended December 31, 2011, and ASU 2012-02 Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which the Company adopted for the year ended December 31, 2012, a full quantitative analysis is not required if the Company's qualitative analysis concludes that it is more likely than not that the fair value of the Company's reporting units or indefinite-lived intangible assets are greater than their carrying amounts. If testing for impairment using the full quantitative approach, as performed in 2010, management estimates the fair value of each of its reporting units and indefinite-lived intangible assets and compares these estimated fair values to their carrying amounts. If the carrying amounts exceed the estimated fair values, the value of the reporting units' goodwill or other indefinite lived intangible assets may be impaired and could require a write-down.
During the years ended December 31, 2012 and 2011, we assessed qualitative factors to determine whether it was more likely than not that the fair values of our reporting units were less than their carrying amounts as a basis for determining whether it was necessary to perform the traditional two-step goodwill impairment test.
During the year ended December 31, 2010, we estimated the fair value of our reporting units to determine if their carrying values exceeded their estimated fair values using a discounted cash flow methodology, which incorporated management estimates, including estimates of future cash flows and growth rates, as well as the selection of a discount rate. This analysis included five-year projections of revenues, operating costs and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. We applied a discounted cash flow technique utilizing a terminal value equal to 5.5 times year five EBITDA. The discount rate was estimated to be 8.5% per annum, representing our estimated cost of capital at the time of the analysis. A 100 basis point change in the discount rate would not have had a material impact on the results of the impairment analysis. Based upon the results of these analyses, management determined that the estimated fair values of its reporting units for its continuing operations businesses substantially exceeded their carrying values. In September 2012,

MasTec's board of directors approved a plan of sale for the Globetec business. In connection with the decision to sell Globetec, we recognized impairment losses of $12.7 million, including $6.4 million of goodwill impairment charges, during the third quarter of 2012.
During the year ended December 31, 2012, we assessed qualitative factors to determine if it was more likely than not that the fair values of our indefinite-lived intangible assets were less than their carrying amounts. For the years ended December 31, 2011 and 2010, we estimated the fair values of our indefinite-lived intangible assets based on estimates of growth rates for the related businesses and estimated future economic conditions. Based upon the results of these analyses, no impairment charges related to our indefinite-lived intangible assets for our continuing operations businesses were recorded during the three years in the period ended December 31, 2012.
See Note 4 - Discontinued Operations in the notes to the consolidated financial statements for details of the Globetec discontinued operation and Note 5 – Goodwill and Other Intangible Assets in the notes to the consolidated financial statements for additional information.
Significant changes in the assumptions or estimates used in our analysis could result in an impairment charge related to goodwill and/or intangible assets. In addition, we could record impairment losses in the future if profitability and cash flows of our reporting entities decline to the point where their carrying values exceeded their market values.
Business Combinations – Valuation of Acquired Assets and Liabilities Assumed
We allocate the purchase price for each business combination, or acquired business, based upon (i) the fair value of the consideration paid and (ii) the fair value of net assets acquired. The determination of the fair value of net assets acquired requires estimates and judgments of future cash flow expectations for the acquired business and the allocation of those cash flows to identifiable tangible and intangible assets. Fair values are calculated by incorporating expected cash flows into industry standard valuation techniques. For current assets and current liabilities, the book value is generally assumed to equal the fair value. Goodwill is the amount by which the purchase price consideration exceeds the fair value of tangible and intangible assets, less assumed liabilities. To the extent possible, goodwill should be allocated to separate identifiable intangible assets, such as customer relationships and trade names, which are amortized to expense over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually and, if impaired, their value is reduced to fair value. Acquisition costs are expensed as incurred.
Consideration paid generally consists of cash, common stock, and additional cash or common stock payments which are contingent on the acquired business achieving certain levels of earnings (referred to as “contingent consideration” or “earnouts”). The fair value of cash and MasTec common stock is generally based upon the amount tendered or the market price on the closing date, respectively.
A liability for contingent consideration based on earnings is measured at its estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a gain or loss. Fair value is estimated as of the acquisition closing date utilizing calculated earnout payments that would be made as if managements' best estimate of possible cash flows of the acquired business was accurate. Thus, if actual earnout payments are expected to exceed estimated earnout payments (as a result of higher than expected acquired business cash flows), then a loss would be recognized in the period in which that expectation is considered probable. Conversely, if actual earnout payments are expected to fall below estimated earnout payments, a gain would be recognized in the period that expectation is considered probable.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize such calculations. Most calculations are considered preliminary until the end of the measurement period. All subsequent adjustments to initial valuations and estimates during the measurement period that reflect newly discovered information that existed as of the acquisition date are recorded with an offsetting entry to goodwill; otherwise, those adjustments are reflected as income or expense, as appropriate. The consolidated balance sheet for the period of acquisition is modified for subsequent measurement period adjustments when that period is presented in future consolidated financial statements.
Self-Insurance
We presently maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. We also maintain an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. Our liability for employee group claims is based on statistical analysis of historical claims experience and specific knowledge of actual outstanding claims and losses that have occurred.
The present value of our self-insurance liabilities are reflected in the consolidated balance sheets as current and other non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly, however, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. We continue to work with our insurance carriers to resolve claims quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts incurred are known rather than estimated. Accruals are based upon known facts and historical trends and we believe such accruals to be adequate. However, a change in experience or actuarial assumptions could materially affect results of operations in a particular period.
Securities Available for Sale
Our securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The net default rate as of December 31, 2012 was estimated to be 6.22%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes.
Liquidity for auction rate securities was originally provided by an auction process that would provide for liquidation or reset the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets beginning in 2008, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that liquidity at its par value is unavailable. Due to the failed auction process, there was insufficient observable market data to determine the fair value of our auction rate securities as of either December 31, 2012 or 2011. Therefore, their respective fair values were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, ("Houlihan") using a probability-weighted discounted cash flow model.
The Houlihan model incorporates assumptions that market participants would use in their estimates of fair value, such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction; (b) a failed auction; or (c) a default; at each auction. The valuation of these securities is sensitive to market conditions and managements' judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include: changes to credit ratings of the securities and, for the structured finance security, changes to the credit ratings of the underlying assets supporting the security as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
As a result, these securities have been recorded as long-term assets at their estimated fair value in the consolidated financial statements. Fair values are reevaluated quarterly. Temporary unrealized holding gains and losses are recorded as a separate component of accumulated other comprehensive income (loss), net of applicable income taxes. Unrealized losses are charged against earnings when a decline in fair value is determined to be other-than-temporary. An impairment is considered to be other-than-temporary if an entity: (i) intends to sell a security, (ii) more likely than not will be required to sell a security before recovering its cost, or (iii) does not expect to recover a security’s entire amortized cost basis, even if there is no intent to sell the security.
We consider several factors in assessing whether a loss is other-than-temporary. These factors include, but are not limited to: intent to hold a security; that it is not more likely than not that we will be required to sell a security before recovery of its cost basis; the length of time a security is in an unrealized loss position; the extent to which fair value is less than cost; the financial condition and near term prospects of the issuer; changes to the credit ratings of securities, as well as their underlying assets; and, for our structured finance security, rates of default on the loan portfolio underlying the credit default swaps.
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
Structured Finance Auction Rate Securities. Following the sale of two of our three structured finance auction rate securities, we determined that we no longer met the criteria for intent to hold with respect to our remaining structured finance security. Declines in this security’s cost basis are recognized in earnings. Increases are recorded in other comprehensive income, net of applicable income taxes.
Student Loan Auction Rate Securities. We expect to recover the remaining cost basis of our student loan auction rate securities, and do not intend to sell, or believe that we will more likely than not be required to sell our student loan auction rate securities before recovery of their cost basis, which may be at maturity. Temporary unrealized holding gains and losses associated with our student loan auction rate securities are recorded as a separate component of accumulated other comprehensive income, net of applicable income taxes.
See Note 7 – Securities Available for Sale in the notes to the consolidated financial statements.
Income Taxes
We record income taxes using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of our assets and liabilities. Income taxes are estimated in each of the jurisdictions in which we operate. This process involves estimating the tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance must be recorded to reduce this asset to its net realizable value.
We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the net realizable value of tax assets and the need for such a valuation allowance. If we determine that we may not be able to realize all or part of a deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. As of December 31, 2010, we had substantially utilized our net operating loss carryforwards for federal income tax purposes. In prior years, we released the valuation allowance that was previously established against domestic net operating losses. Based on our recent history of profitability and our forecasts for future periods, we determined that it is more likely than not that the state net operating loss carryforwards and other temporary differences would be realized. As of December 31, 2012 and 2011, we have valuation allowances aggregating $2.0 million and $2.8 million, respectively. These valuation allowances relate to foreign net operating losses and credit carryforwards that we believe may not be realized in future periods.
In determining the provision for income taxes, we use an effective tax rate based on annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. Significant factors that impact the annual effective tax rate include our assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. As of December 31, 2012, we have not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and certain other circumstances.
Our subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. The statute of limitations varies by the various jurisdictions in which we operate. Our U.S. federal income tax returns for years ending on or after December 31, 2009 remain open for examination. Although we believe our calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the resolution we currently anticipate, and those differences could result in significant costs or benefits to us. If applicable, any interest or penalties pertaining to our income tax returns, if assessed, would be recorded within interest expense or general and administrative expense, respectively, in the consolidated statements of operations.
Multi-Employer Pension Plans
We make contributions to certain union-administered multi-employer pension plans, which are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans.  To the extent that those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities if we withdraw from such multi-employer plans or if they are terminated. In November 2011, we voluntarily withdrew from one of the multi-employer pension plans in which we participated and recorded a charge of $6.4 million within costs of revenue. Withdrawal liabilities under multi-employer pension plans are based on estimates of our proportionate share of the plan’s unfunded vested liability, as calculated by the plan’s actuaries, and represent our best estimate of such liabilities as of the time they are recorded. Any changes in estimated withdrawal liabilities could materially affect our results of operations, cash flows and financial position in the period such changes occur. See Note 13 – Other Retirement Plans and Note 17 – Commitments and Contingencies in the notes to the consolidated financial statements for additional details.
Litigation and Contingencies
Litigation and contingencies are reflected in our consolidated financial statements based on our assessments, along with legal counsel, of the expected outcome of litigation proceedings or the expected resolution of the contingency. We accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in estimates of potential liabilities could have a material impact on our consolidated results of operations and financial position.
During the year ended December 31, 2012, we recorded a $9.6 million legal settlement charge in connection with the Sintel legal matter. See Note 17 - Commitments and Contingencies in the notes to the consolidated financial statements for details and further discussion of current litigation matters.
2013 Outlook
We believe we have significant market opportunities in 2013 in six areas:
Wireless and Fiber Communications Network Upgrades - we believe wireless and fiber optic communication network upgrades will continue to grow in 2013 and that the major regional and rural telecommunications and other communications companies will continue to expand and enhance their capabilities in these areas, which could increase demand for our services. We continue to expand our capabilities in wireless infrastructure construction. Additionally, we expect continued technological development of broadband facilities throughout the U.S and expansion of broadband access into areas that are currently not served by high-speed data networks.
Petroleum, Natural Gas and Natural Gas Liquids Pipelines - we believe that demand for clean-burning, domestic natural gas will grow in order to reduce U.S. dependence on foreign energy sources. Recent improved access to shale formation as a result of technological advances and improved economics has resulted in significant increases in the petroleum industry estimates of available North American natural gas reserves. Technological advances in horizontal drilling and hydraulic fracturing have made access to natural gas easier and cheaper and have led to a natural gas shale drilling boom in recent years and created an abundance of gas supply, which has reduced the price of dry gas, or gas without imbedded liquids, that can be extracted for higher value. With these developments, we expect new North American producing fields to be developed and old fields' productivity to be expanded significantly. We anticipate the resulting incremental production will provide increasing opportunities for our oil and gas gathering, gas compression, liquids pumping, oil and gas treatment, long-haul and mid-stream oil and gas and other liquids pipeline construction operations. We have made acquisitions in the last few years to expand our capabilities in these areas.
Work for Electrical Grid Upgrades - we believe that the nation's electrical grid, which routinely encounters capacity and reliability issues, will be expanded, modernized and upgraded in the coming years. During the recent recession, demand for electric power has declined and has hidden many of the grid reliability issues which caused blackouts, brownouts and other grid failures in 2007 and early 2008. Also, renewable energy, which is often generated in remote areas, will require significant investment in new transmission and substation infrastructure in order to deliver this power to the population and to industrial centers with high electrical power demand. We expect continued efforts to modernize and expand the national electrical grid in order to develop a smart grid. With even a modest pickup in the economy, we believe that old grid reliability issues will reappear and that utilities across the country will respond by increasing their capital expenditures in this area. Additionally, we believe that cost and labor conditions are making it increasingly attractive for utilities to outsource their construction and maintenance activities.
Power Plants and other Heavy Industrial - we believe there will be increased demand for heavy industrial construction across a range of industries. The current low price and environmental advantage of clean burning natural gas should result in the conversion of coal fired power plants and the construction of new gas fired power plants. Additionally, a wide variety of industries may seek to expand, convert or construct new plants to take advantage of this economical, lower carbon fuel source. We continue to expand our capabilities in heavy industrial construction in anticipation of this trend.
Alternative and Renewable Energy Projects - this market grew significantly in 2012 as developers sought to qualify for the expiring Federal investment tax credits and production tax credits for wind projects. The delay in the extension of the production tax credits for wind projects is expected to cause a slow start to wind activity in 2013, although we expect wind project activity to recover in the second half of 2013. On December 31, 2012, production tax credits were reinstated for construction starting before January 1, 2014. Additionally, we expect that solar development will accelerate with current low solar panel prices and the extension of Federal tax benefits for solar projects through 2016. Our primary focus is the construction of renewable energy infrastructure, including wind farms and solar farms. Regulatory mandates for electricity generation from alternative and renewable sources and the ARRA, which calls for expansion of domestic renewable energy sources through tax incentives, cash grants and loan guarantees, has provided our renewable energy operations with recent growth potential. However, the expiration of the Section 1603 cash grants may negatively impact future project development by current and potential customers.
Install to the Home - we believe the increased number of DIRECTV® subscribers and expansion of high definition video programming, special or proprietary programming, new technology set-top boxes and other in-home technology advances provide us with the continuing opportunity to provide installation, upgrade and maintenance services for new and existing customers. Our expertise in home installation and existing network of technicians also provide opportunities to offer installation services for new customers.
Our 2013 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Annual Report on Form 10-K.
Comparisons of Fiscal Year Results
The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions and dispositions. See Note 3 - Acquisition and Other Investments and Note 4 – Discontinued Operations in the notes to consolidated financial statements. The table below may contain slight summation differences due to rounding.

	Years Ended December 31,
	2012		2011		2010
Revenue	$3,726.8	100.0%	$2,831.3	100.0%	$2,143.0	100.0%
Costs of revenue, excluding depreciation and amortization	3,239.2	86.9%	2,459.7	86.9%	1,829.5	85.4%
Depreciation and amortization	92.0	2.5%	74.2	2.6%	56.9	2.7%
General and administrative expenses	157.5	4.2%	132.6	4.7%	112.2	5.2%
Interest expense, net	37.4	1.0%	34.5	1.2%	29.2	1.4%
Other expense (income), net	8.0	0.2%	(29.0)	(1.0)%	1.2	0.1%
Income from continuing operations before provision for income taxes	$192.7	5.2%	$159.3	5.6%	$114.1	5.3%
Provision for income taxes	(76.1)	(2.0)%	(61.8)	(2.2)%	(47.9)	(2.2)%
Income from continuing operations before non-controlling interests	$116.6	3.1%	$97.5	3.4%	$66.1	3.1%
(Loss) income from discontinued operations, net of tax	(9.2)	(0.2)%	8.5	0.3%	24.3	1.1%
Net income	$107.4	2.9%	$106.0	3.7%	$90.4	4.2%
Net loss attributable to non-controlling interests	—	—%	—	—%	(0.1)	—%
Net income attributable to MasTec, Inc	$107.4	2.9%	$106.0	3.7%	$90.5	4.2%

The following discussion and analysis of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

Comparison of Years Ended December 31, 2012 and 2011
Revenue. Our revenue was $3.7 billion in 2012, as compared with $2.8 billion in 2011, representing an increase of $895 million or 31.6%. Of this increase, $178 million, or approximately 20%, was attributable to acquired businesses. Organic revenues increased by $718 million, or 25%, representing 80% of the increase in revenue. Revenues in 2012 were favorably affected by demand for our power generation and industrial, oil and gas pipeline and facility and electrical transmission services. Key customers driving this growth included Mid-American Energy, Duke Energy, Enbridge, Inc. and Chesapeake Midstream Partners LP. Revenue from power generation and industrial projects increased by $449 million to $668 million in 2012 as compared with 2011. The growth in power generation and industrial project work has been driven largely by customers seeking to complete wind installation projects under the current federal production tax credit program, which, until reinstatement of these production tax credits in January 2013, required that qualified facilities be placed in service by December 31, 2012. In addition to wind projects, solar project activity increased by $92 million versus the prior year. Oil and gas pipeline and facility project work benefited from approximately $185 million of incremental revenue from natural gas and petroleum pipeline infrastructure project activities in 2012 as compared with 2011. Acquisitions contributed approximately $56 million of oil and gas pipeline and facility revenues in 2012. Electrical transmission project activity increased by approximately $114 million, including approximately $56 million of revenue from acquired businesses. Communications revenues increased by $138 million, including $65 million of acquisition revenues, driven primarily by our expansion of install-to-the-home services as a result of our 2011 acquisition of Halsted, which yielded approximately $52 million of incremental revenues.
Costs of revenue, excluding depreciation and amortization. Our costs of revenue, excluding depreciation and amortization, were $3.2 billion for the year ended 2012, compared to $2.5 billion in 2011, or 86.9% of revenue in both periods, a $779 million, or 31.7%, increase. The dollar increase is largely a result of higher costs associated with increased revenues, as described above. In addition, we incurred approximately $36 million of losses on two pipeline projects largely through the third quarter of 2012, which suppressed average project margins throughout the year. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, remained flat.
Depreciation and amortization. Depreciation and amortization was $92 million in 2012, or 2.5% of revenue, as compared with $74 million in 2011, or approximately 2.6% of revenue, representing an increase of approximately $18 million, or 24.0%. The increase was driven by $17 million of higher organic business depreciation expense, as well as $5 million of acquisition-related depreciation and amortization, offset in part by a decrease of approximately $5 million in amortization expense from historical acquisitions. The increase in organic business depreciation expense resulted from capital spending on equipment to perform oil and gas and communications projects. See Note 16 - Segments and Operations by Geographic Areas for details of depreciation expense and capital spending by reportable segment.
General and administrative expenses. General and administrative expenses were $158 million, or 4.2% of revenue, for the year ended December 31, 2012 as compared with $133 million, or 4.7% of revenue, in 2011, representing an increase of $25 million, or 18.8%. The dollar increase resulted from incremental costs of approximately $8 million in support of acquired businesses, as well as from $16 million of higher labor, information technology and other administrative costs associated with growth in our business. As a percentage of revenue, general and administrative costs decreased by approximately 50 basis points as a result of revenue growth outpacing the growth in general and administrative costs.
Interest expense, net. Interest expense, net of interest income, was $37 million, or 1.0% of revenue, for the year ended December 31, 2012, as compared with $34 million, or 1.2% of revenue, in 2011, an increase of $3 million. The increase was largely attributable to an increase in interest expense of approximately $1.4 million related to higher average outstanding balances under our credit facility, as well as approximately $1 million of incremental discount accretion associated with our new senior convertible notes (the “New Convertible Notes”). During the first quarter of 2011, we exchanged 94% of our original senior convertible notes issued in 2009 (the “Original Convertible Notes”) for the New Convertible Notes that have an optional physical (share), cash or combination settlement feature (see “Senior Convertible Notes” below).
Other expense (income), net. Other expense, net, was $8 million for the year ended December 31, 2012, as compared with $29 million of other income, net, for the year ended December 31, 2011. The decrease in other income, net, is attributable, in large part, to the $29 million gain on remeasurement of our equity investment in EC Source, which was recognized in the second quarter of 2011. In addition, in the third quarter of 2012, we recorded a legal settlement reserve of approximately $10 million in connection with the Sintel legal matter. See Note 3 – Acquisitions and Other Investments and Note 17 – Commitments and Contingencies in the notes to the consolidated financial statements.
Income taxes. Income tax expense was $76 million for the year ended December 31, 2012, as compared with $62 million for the year ended December 31, 2011, representing an increase of approximately $14 million. The increase is primarily attributable to higher income and a higher effective tax rate. Our effective tax rate on income from continuing operations was 39.5% for the year ended December 31, 2012 as compared with an effective tax rate of 38.8% in the prior year. The higher current year effective tax rate is principally attributable to a higher average state tax rate and a slight increase in our non-deductible expenses.
(Loss) income from discontinued operations. Loss from discontinued operations, net of tax, was $9 million for the year ended December 31, 2012 as compared with $9 million of income from discontinued operations in the prior year period, a variance of $18 million, driven primarily by estimated losses on disposal of approximately $13 million recognized in the third quarter of 2012 in connection with our decision to sell Globetec. Additionally, we had lower 2012 revenues and income associated with the DirectStar Business as a result of its sale in June 2012. See Note 4 – Discontinued Operations in the notes to the consolidated financial statements for additional details.
Comparison of Years Ended December 31, 2011 and 2010
Revenue. Our revenue was $2.8 billion for year ended December 31, 2011, compared to $2.1 billion in 2010, representing an increase of $688 million, or 32.1%. Of this increase, $265 million, or approximately 38.5%, was attributable to businesses acquired during 2011. Revenues were favorably affected by demand for our wireless, install-to-the-home, oil and gas and electrical transmission services. Key customers driving growth during 2011 included AT&T, DIRECTV® and Energy Transfer Company. Growth in our communications business contributed $445 million of the increase in revenues. Continuing investments in new infrastructure for wireless technology, in addition to expansion of the geographic areas in which we do project work, yielded approximately $230 million of higher revenues from wireless projects in 2011 as compared with 2010. Install-to-the-home project activity was also strong in 2011, increasing by approximately $130 million. Approximately $87 million of our communications revenue growth was derived from acquired businesses. Oil and gas revenues increased approximately $212 million for the year ended December 31, 2011, driven by acquisition revenues of $83 million, as well as a net increase of approximately $90 million from natural gas and petroleum pipeline projects, including those in the various natural gas shale basins. Oil and gas revenues were also favorably affected by approximately $37 million of higher year-over-year revenues from a large pipeline project with El Paso Corporation. Electrical transmission project activity increased by approximately $131 million, including approximately $96 million of acquisition revenues. Otherwise strong revenue growth was partially offset by approximately $106 million in lower levels of activity on power generation and industrial projects versus 2010 as a result of tightened access of our customers to project financing and delays resulting from changes to our customers’ capital spending projects.
Costs of revenue, excluding depreciation and amortization. Our costs of revenue, excluding depreciation and amortization, were $2.5 billion, or 86.9% of revenue, for the year ended December 31, 2011, compared to $1.8 billion, or 85.4% of revenue, for the corresponding period in 2010, a $630 million, or 34.4%, increase. The dollar increase is partially attributable to higher costs associated with increased revenues, as described above. As a percentage of revenue, costs of revenue, excluding depreciation and amortization increased 150 basis points. The basis point increase was driven by several factors.
Labor and subcontractor costs increased as a percent of revenue by approximately 60 basis points, as a result of higher costs on certain of our oil and gas, wireless, and power generation and industrial projects. For example, pipeline projects were negatively impacted by flooding conditions we experienced on our Marcellus Shale basin pipeline projects in the second half of 2011. Severe flooding in the northeastern United States, caused by above average rainfall, coupled with the effects of Hurricane Irene in August and Tropical Storm Lee in September, hurt our pipeline projects in the Marcellus shale basin, resulting in approximately $24 million of project losses in 2011. In addition, we experienced higher labor costs on wireless projects as a result of certain growth-related project inefficiencies. Our power generation and industrial projects were negatively affected by lower levels of utilization as a result of decreased revenues as well as from competitive pressure on pricing. Our 2011 wage and employee costs also include the impact of a $6 million charge related to our multi-employer pension plans. In November 2011, we voluntarily withdrew from one of the multi-employer pension plans in which we participate. See Note 13 – Other Retirement Plans and Note 17 – Commitments and Contingencies in the notes to the consolidated financial statements for additional details. Fuel costs also increased by approximately 30 basis points as a percentage of revenue, driven by higher fuel prices and increased levels of fuel consumption to support growth in project work.
Depreciation and amortization. Depreciation and amortization was $74 million for the year ended December 31, 2011, as compared with $57 million for the same period in 2010, representing an increase of $17.3 million, or 30.4%. The increase was driven by $9 million of acquisition-related depreciation and amortization, as well as $13 million of higher organic business depreciation expense, offset in part by a decrease of approximately $5 million in amortization expense from historical acquisitions. The increase in organic business depreciation expense resulted from current year capital spending, primarily on equipment acquired in order to perform oil and gas and wireless projects, which increased depreciation expense by approximately $6 million, as well as an increase of approximately $7 million in depreciation expense on certain equipment held under capital leases, which had previously been held under operating leases. The increase in depreciation expense from the lease reclassification was offset, in part, by a decrease in rent expense, which is recorded within costs of revenue, excluding depreciation and amortization. See Note 11 - Lease Obligations in the notes to the consolidated financial statements for additional details.
General and administrative expenses. General and administrative expenses were $133 million, or 4.7% of revenue, for the year ended December 31, 2011 as compared with $112 million, or 5.2% of revenue, for the same period in 2010, representing an increase of $20 million, or 18.2%. The dollar increase resulted largely from approximately $12 million of costs associated with recently acquired businesses and approximately $8 million from organic business growth. Included within the organic business growth are acquisition-related transaction costs of approximately $2 million. As a percentage of revenue, general and administrative expenses decreased approximately 50 basis points. This decrease was attributable to improved leveraging of overall administrative labor and other costs, which increased at a lower rate than the increase in revenue for the corresponding period.
Interest expense, net. Interest expense, net of interest income, was $34 million, or 1.2% of revenue, for the year ended December 31, 2011, as compared with $29 million, or 1.4% of revenue, for the same period in 2010, representing an increase of $5 million. This increase was largely attributable to $4 million of discount accretion associated with our New Convertible Notes and an increase in interest expense of approximately $1 million related to our credit facility. These increases were partially offset by a decrease in interest expense on equipment notes. In the fourth quarter of 2010, we refinanced $13 million of 7.05% equipment notes with a new equipment note bearing interest at approximately 3.53% per annum.
Other (income) expense, net. Other income, net, was $29 million for the year ended December 31, 2011, as compared with other expense, net, of $1 million for the year ended December 31, 2010. The increase in other income, net, is largely attributable to a $29 million gain on remeasurement of our equity investment in EC Source, which was acquired in May 2011.
Income taxes. Income taxes were $62 million for the year ended December 31, 2011, as compared with $48 million for the year ended December 31, 2010, representing an increase of $14 million. This increase is primarily due to higher taxable income, partially offset by the impact of a lower tax rate. Our effective tax rate on income from continuing operations was 38.8% for the year ended December 31, 2011 as compared with an effective tax rate of 42.0% for the year ended December 31, 2010. The lower 2011 tax rate is principally attributable to a higher deduction from the Internal Revenue Code Section 199 production activity deduction in 2011. Prior to 2011, these deductions were only available to us on a limited basis as we were benefiting from the use of net operating loss carryforwards.
Income from discontinued operations. Income from discontinued operations, net of tax, was $9 million for the year ended December 31, 2011 as compared with $24 million in the prior year, a decrease of approximately $16 million. This decrease was due, in large part, to an after-tax increase of approximately $17 million for certain commissions paid by DirectStar in 2011 as compared with 2010. See Note 4 – Discontinued

Operations in the notes to the consolidated financial statements.

Segments

Reorganization and Reportable Segments

In December 2012, MasTec completed a management reorganization resulting in four internal groups consisting of Communications, Oil and Gas, Electrical Transmission and Power Generation and Industrial. Each is led by a single Group President and each is a reportable segment as defined in ASC 280, Segment Reporting. The reorganization focused on concentrating business development efforts and resources based upon broad end-user markets for our construction services. The reorganization began informally in late 2011, after the completion of five acquisitions, and continued during 2012 by hiring group management and modifying reporting lines accordingly. Our 2012 organizational changes were significant. The combination of the entities into each of the four groups is intended to enable each group to achieve better growth, better management and better profitability by leveraging customer relationships to increase cross-selling, offering greater geographic coverage to our customers and achieving higher utilization and efficiency from both employees and equipment.

For instance, the Communications Group includes the Company's install-to-the-home, wireless and wireline businesses. We believe that integrating all of our communications businesses enhances our ability to take full advantage of all of the opportunities in what has become one commingled and converging communications market. Our Communications Group infrastructure construction services support a continually converging set of end user service offerings. For example, telephone companies, cable television and satellite television operators now offer bundled telephony, video, data and internet services. We believe this revised organizational structure will help us to better cross-sell and grow revenues in what is now a single communications market. In addition, communications network construction and maintenance utilizes substantially the same employee skill sets and equipment to perform similar work. We expect that a single Group President should be able to improve costs and productivity more effectively by sharing people and equipment throughout all communications projects. Accordingly, in order to realize these objectives and to maximize opportunities in a converging communications market, we have organized these businesses into a single segment under a single leader.

Comparison of Fiscal Year Results by Segment

Management reviews our operating results by reportable segment. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial, and (5) Other. Management's review of the reportable segments includes analyses of trends in revenue and EBITDA. The following table presents, for our continuing operations businesses, revenue and EBITDA by segment for the periods indicated (dollar amounts in millions):

	Revenue - Continuing Operations			EBITDA and EBITDA Margin - Continuing Operations
	Years Ended December 31,			Years Ended December 31,
Reportable Segment	2012	2011	2010	2012		2011		2010
Communications	$1,772.7	$1,635.1	$1,190.6	$192.0	10.8%	$154.3	9.4%	$107.9	9.1%
Oil and Gas	959.0	774.3	562.6	99.4	10.4%	80.1	10.4%	111.3	19.8%
Electrical Transmission	312.2	198.3	67.0	38.7	12.4%	28.7	14.5%	(3.7)	(5.5)%
Power Generation and Industrial	668.1	219.6	325.6	32.0	4.8%	(3.2)	(1.4)%	16.9	5.2%
Other	16.7	4.8	0.2	2.0	11.7%	0.4	5.5%	(1.0)	(533.9)%
Eliminations	(1.9)	(0.8)	(3.0)	—	—%	—	—%	—	—%
Corporate	—	—	—	(42.0)	N/A	7.6	N/A	(31.3)	N/A
Consolidated Results-Continuing Operations	$3,726.8	$2,831.3	$2,143.0	$322.1	8.6%	$267.9	9.5%	$200.1	9.3%

Comparison of Years Ended December 31, 2012 and 2011 - Segments

Communications

Revenue. Communications revenue was $1.8 billion in 2012, compared to $1.6 billion in 2011, an increase of $138 million, or 8.4%. Of this increase, $65 million was attributable to acquired businesses. Revenues were favorably affected by demand for our install-to-the-home, wireline and utility services. Key customers driving this growth included DIRECTV®, CenturyLink and Atmos Energy Corporation. Install-to-the-home project activity increased by approximately $59 million, including approximately $52 million of revenue from acquired businesses. Our wireline and utility revenues increased by approximately $77 million, driven primarily by broadband stimulus projects and growth in natural gas transmission and distribution activities.

EBITDA. EBITDA for our Communications segment was $192 million, or 10.8% of revenue, for the year ended December 31, 2012, compared to $154 million, or 9.4% of revenue in 2011, a $38 million, or 24.4% increase. The dollar increase is attributable, in part, to increased revenues, which contributed approximately $12 million of incremental EBITDA. As a percentage of revenue, EBITDA increased approximately

140 basis points or approximately $25 million, driven primarily by a 130 basis point decrease in costs of revenue, excluding depreciation and amortization. Wage and salary expense, including subcontractor costs, as a percentage of revenue decreased by 50 basis points in 2012. In addition, material costs as a percentage of revenue decreased by 70 basis points in 2012 as compared with 2011.

Oil and Gas

Revenue. Oil and Gas revenue was $959 million for year ended December 31, 2012, compared to $774 million in 2011, representing an increase of $185 million, or 23.9%. Of this increase, $56 million, or approximately 30%, was attributable to acquired businesses. Organic revenues from natural gas and petroleum pipeline projects, including those in the various natural gas shale basins, for customers such as Enbridge, Inc., Chesapeake Midstream Partners LP, DCP Midstream and Energy Transfer Company increased by approximately $129 million.

EBITDA. EBITDA for our Oil and Gas segment was $99 million for the year ended December 31, 2012, compared to $80 million in 2011, or 10.4% of revenue in both years, an increase of $19 million, or 24.1%. The dollar increase is primarily attributable to higher revenues. As a percentage of revenue, EBITDA was flat. Project losses on two pipeline projects in the Marcellus shale basin of approximately $36 million in 2012 and $19 million in 2011 have suppressed average margins in both years. Year over year EBITDA results were also affected by a charge of approximately $6 million that we recorded in 2011 related to our multi-employer pension plans. In November 2011, we voluntarily withdrew from one of the multi-employer pension plans in which we participate. See Note 13 - Other Retirement Plans and Note 17 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

Electrical Transmission

Revenue. Electrical Transmission revenues were $312 million for the year ended December 31, 2012, as compared with $198 million in 2011, representing an increase of $114 million, or 57.4%, driven largely by $87 million of increased revenues from a large transmission project in Utah. In addition, business development efforts led by new members of the electrical transmission management team contributed approximately $27 million of incremental revenue in 2012. Of the total revenue growth of $114 million, EC Source acquisition growth contributed approximately $56 million.

EBITDA. EBITDA for our Electrical Transmission segment was $39 million, or 12.4% of revenue for the year ended December 31, 2012, compared to EBITDA of $29 million, or 14.5% of revenue in 2011, an increase of $10 million. The dollar increase is attributable to $17 million of increased revenues, partially offset by $7 million resulting from a 210 basis point decrease in EBITDA margins. The decrease in EBITDA margins was driven primarily by higher than expected costs on several projects in our legacy non-union transmission business. These projects experienced cost overruns as a result of unanticipated project delays, poor weather conditions, difficult terrain and changes in customer requirements.

Power Generation and Industrial

Revenue. Power Generation and Industrial revenues were $668 million for the year ended December 31, 2012, compared to $220 million in 2011, an increase of $449 million, or over 200%. The increase in revenue was driven largely by customers seeking to complete wind installation projects under the current federal production tax credit program, which required that qualified facilities be placed in service by December 31, 2012. In addition to wind projects, solar project activity increased by $92 million versus the prior year. The recently renewed wind tax credits have been structured around start dates, rather than completion dates, in order to qualify for the tax credit, which should have the impact of reducing volatility in construction demand.

EBITDA. EBITDA for our Power Generation and Industrial segment was $32 million, or 4.8% of revenue for the year ended December 31, 2012, compared to negative EBITDA of $3 million, or 1.4% of revenue in 2011, a $35 million increase. This increase is primarily attributable to the significant increase in revenue, as discussed above, which drove the Power Generation and Industrial segment from a position of underutilization of overhead capacity in 2011 to full utilization of labor, equipment and overhead in 2012. Despite low levels of project activity in 2011, the Power Generation and Industrial segment maintained its capacity levels in anticipation of 2012 revenue growth, resulting in low levels of overhead cost utilization. In addition, the Power Generation and Industrial segment experienced intense pricing pressures in 2011, which led to lower margins on bid work and negatively affected project margins.

Other

Revenue. Revenue from Other businesses was $17 million for year ended December 31, 2012, compared to $5 million in 2011, an increase of $12 million, or almost 250% This increase resulted from a new project in our international division to secure a fiber optic circuit and build a central office facility.

EBITDA. EBITDA from Other businesses was $2 million, or 11.7% of revenue, for the year ended December 31, 2012, compared to $0.4 million of EBITDA in 2011, or 5.5% of revenue in 2011, a $1.6 million increase. The increase is primarily attributable to increased revenues, as described above.

Eliminations

Revenue. Elimination balances represent the offset to intersegment revenues that have been reflected within each reportable segment's gross revenues. In 2012, we had $1.9 million of intercompany revenue between our reportable segments compared to $0.8 million in 2011.

Corporate

EBITDA. Certain of our corporate costs are not allocated to our reportable segments, including certain administrative costs, professional fees and acquisition costs. Corporate information technology costs are allocated to our reportable segments based on estimated usage. EBITDA for our Corporate segment was negative $42 million for the year ended December 31, 2012, compared to positive EBITDA of $8 million in December 31, 2011, a $50 million decrease. The decrease was due, in large part, to a $29 million non-cash gain on remeasurement of our equity investment in EC Source, which we acquired in 2011. Additionally, in the third quarter of 2012, we recorded a legal settlement reserve of approximately $10 million in connection with the Sintel legal matter and our insurance costs increased approximately $5 million in 2012 as compared with 2011.

Comparison of Years Ended December 31, 2011 and 2010 - Segments

Communications

Revenue. Communications revenue was $1.6 billion for year ended December 31, 2011, compared to $1.2 billion in 2010, an increase of $445 million, or 37.3%. Of this increase, $86.7 million was attributable to businesses acquired during 2011. Revenues were favorably affected by demand for our wireless, install-to-the-home, wireline and utility services. Key customers driving this growth included AT&T and DIRECTV®. Continuing investments in new infrastructure for wireless technology, in addition to expansion of the geographic areas in which we do project work, yielded over $230 million of higher revenues from wireless projects in 2011 as compared with 2010. Of this increase, approximately $27 million was derived from acquired businesses. Install-to-the-home project activity increased by approximately $130 million, including approximately $60 million of revenue from acquired businesses. Our wireline and utility projects also grew in 2011, with an increase of approximately $80 million in revenue driven primarily by broadband stimulus projects and growth in electrical utility and natural gas transmission and distribution activities.

EBITDA. EBITDA for our Communications segment was $154 million, or 9.4% of revenue, for the year ended December 31, 2011, compared to $108 million, or 9.1% of revenue in 2010, a $46 million, or 43.0% increase. The dollar increase is largely attributable to increased revenues, as described above, which contributed approximately $40 million of incremental EBITDA. As a percentage of revenue, EBITDA increased approximately 40 basis points, or approximately $6.4 million driven primarily by a 50 basis point decrease in general and administrative expenses as a percentage of revenue. Administrative labor and other costs increased at a lower rate than the increase in revenue for the corresponding period, which resulted in improved cost leveraging. The decrease in general and administrative costs as a percentage of revenue was partially offset by an increase in costs of revenue, excluding depreciation and amortization, as a percentage of revenue. Labor and subcontractor costs increased by approximately 50 basis points as a percentage of revenue due to growth-related project inefficiencies. Fuel costs increased by approximately 40 basis points as a percentage of revenue due to higher fuel prices and increased levels of fuel consumption to support growth in project work. These increases were partially offset by decreases in equipment rental costs and material costs as a percentage of revenue. Equipment rental costs decreased by approximately 60 basis points as a percentage of revenue. In January 2011, we modified the terms of certain equipment leases, which led to a change in their classification from operating to capital leases. As a result, equipment rental expense decreased for the year ended December 31, 2011 as compared with the prior year. The reduction in equipment rental expense was offset by an increase in depreciation expense.

Oil and Gas

Revenue. Oil and Gas revenue was $774 million for year ended December 31, 2011, compared to $563 million in 2010, representing an increase of $212 million, or 37.6%. Of this increase, $83 million, or approximately 39%, was attributable to businesses acquired during 2011. Oil and Gas revenues increased approximately $90 million, net, from natural gas and petroleum pipeline projects, including those in the various natural gas shale basins for customers such as Energy Transfer Company, EQT Corporation, Talisman Energy, DCP Midstream and Dominion Virginia Power. In addition, we generated approximately $37 million of higher year-over-year revenues from a large pipeline project with El Paso Corporation.

EBITDA. EBITDA for our Oil and Gas segment was $80 million, or 10.4% of revenue for the year ended December 31, 2011, compared to $111 million, or 19.8% of revenue in 2010, a decrease of $31 million, or 28.0%. EBITDA margin decreased by 9.4 percentage points, driven by an increase in costs of revenue, excluding depreciation and amortization. The increase in costs of revenue, excluding depreciation and amortization, is largely attributable to project losses of approximately $24 million on certain pipeline projects in the Marcellus shale basin. Severe flooding in the northeastern United States caused by above average rainfall, coupled with the effects of Hurricane Irene in August and Tropical Storm Lee in September, resulted in increased costs on these projects. Our 2011 Oil and Gas wage and employee costs also include the impact of a $6 million charge related to our multi-employer pension plans. In November 2011, we voluntarily withdrew from one of the multi-employer pension plans in which we participate. See Note 13 - Other Retirement Plans and Note 17 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

Electrical Transmission

Revenue. Electrical Transmission revenues were $198 million for the year ended December 31, 2011, as compared with $67 million in 2010, representing an increase of $131 million, or 196%. Of this increase, approximately $96 million was attributable to businesses acquired during 2011 and included project revenues from Mid-American Energy for a large transmission project in Utah. Organic revenue increased by $36 million, or 53%, for the year ended December 31, 2011. This organic growth was the result of business development efforts that were led by new members of the electrical transmission management team.

EBITDA. EBITDA for our Electrical Transmission segment was $29 million, or 14.5% of revenue for the year ended December 31, 2011, compared to negative EBITDA of $4 million, or 5.5% of revenue in 2010, an increase of $32 million. The improvement in EBITDA was driven by several factors, including the addition of several large transmission projects in connection with the EC Source acquisition with higher than historical-average project margins, which contributed approximately $20 million of incremental EBITDA. In addition, a shift in project mix in our legacy Electrical Transmission businesses to larger project, higher risk, higher voltage, higher margin work, as well as improved overhead leveraging and cost utilization associated with the increase in revenue and cost improvement initiatives, resulted in approximately $12 million of additional EBITDA from our legacy Electrical Transmission businesses.

Power Generation and Industrial

Revenue. Power Generation and Industrial revenues were $220 million for year ended December 31, 2011, compared to $326 million in 2010, a decrease of $106.0 million, or 32.6%. The decrease in revenue was driven by tightened customer access to project financing as well as from delays in timing of customers' capital spending on wind projects.

EBITDA. EBITDA for our Power Generation and Industrial segment was negative $3 million, or (1.4)% of revenue for the year ended December 31, 2011, compared to EBITDA of $17 million, or 5.2% of revenue in 2010, a $20 million decrease. Approximately $6 million of the $20 million decrease is attributable to lower revenues, as described above. EBITDA margin decreased by 6.6 percentage points for an aggregate impact of $14 million. This decline in EBITDA and EBITDA margin was driven by higher materials costs, lower overhead utilization and intensified pricing pressures. In 2011, our mix of project work comprised projects that had 4.1% higher material costs as a percent of revenue than our projects in 2010. The remaining decrease in Power Generation and Industrial EBITDA of approximately 250 basis points as a percentage of revenue resulted from intensified competitive pricing pressures in 2011, which led to lower margins on bid work, as well as lower levels of overhead cost utilization as a result of maintaining capacity levels in anticipation of future revenue growth.

Other

Revenue. Revenue from Other businesses was $5 million for year ended December 31, 2011, compared to $0.2 million in 2010, an increase of $4.7 million. This increase resulted from higher levels of wireless infrastructure activity in Mexico.

EBITDA. EBITDA from Other businesses was $0.4 million, or 5.5% of revenue, for the year ended December 31, 2011, compared to negative $1.0 million of EBITDA in 2010, a $1.4 million increase. The increase is attributable to increased revenues, as described above.

Eliminations

Revenue. Elimination balances represent the offset to intersegment revenues that have been reflected within the reportable segments' gross revenues. In 2011, we had $0.8 million of intercompany revenue between our reportable segments compared to $3.0 million in 2010.

Corporate

EBITDA. Certain of our corporate costs are not allocated to our reportable segments, including certain administrative costs, professional fees and acquisition costs. Corporate information technology costs are allocated to our reportable segments based on estimated usage. EBITDA for our Corporate segment was $8 million for the year ended December 31, 2011, compared to negative EBITDA of $31 million in 2010, a $39 million increase. The increase was, in large part, attributable to a $29 million non-cash gain on remeasurement of our equity investment in EC Source, which we acquired in May 2011. In addition, in 2011, we had a reduction in insurance expense due to better than expected experience, which reduced our Corporate costs by approximately $7 million. Acquisition-related transaction costs of approximately $2 million also contributed to higher general and administrative expenses.

Foreign Operations

We have operations in Canada as well as in parts of Latin America and the Caribbean. For the years ended December 31, 2012, 2011 and 2010, revenues from continuing operations of $157 million, $92 million and $0.2 million, respectively, were derived from foreign operations, and revenues of $3.6 billion, $2.7 billion and $2.1 billion, respectively, were derived in the United States. For the years ended December 31, 2012, 2011 and 2010, revenues within the results of operations from discontinued operations of $6 million, $12 million and $3 million respectively, were derived from foreign operations, with revenues of $73 million, $165 million and $162 million, respectively, derived in the United States. Long-lived assets held in foreign countries includes property and equipment, net, of $13 million and $13 million as of December 31, 2012 and 2011, respectively, of which $2 million and $2 million, respectively, were classified within long-term assets of discontinued operations. Intangible assets and goodwill, net, of $31 million and $30 million as of December 31, 2012 and 2011, respectively were held in foreign countries, none of which was classified within long-term assets of discontinued operations.
Diluted Weighted Average Shares Outstanding

	For the Years Ended December 31,
	2012	2011	2010
Diluted weighted average shares outstanding (in thousands)	82,087	86,716	90,885

We had 82.1 million diluted shares outstanding for the year ended December 31, 2012 as compared with 86.7 million shares outstanding in 2011. The reduction in our diluted share count in 2012 resulted from the repurchase of 9.5 million shares of our common stock, or 6.5 million shares on a weighted average basis, under a share repurchase program approved by our Board of Directors in the fourth quarter of 2011. The reduction in our diluted share count from the repurchased shares was partially offset by the full year impact of 5.1 million shares we issued in connection with the acquisition of EC Source in the second quarter of 2011, which resulted in 1.7 million additional weighted average shares in 2012.

Our diluted share count decreased to 86.7 million shares in 2011 from 90.9 million shares in 2010. The exchange of 94% of our Original Convertible Notes for New Convertible Notes in the first quarter of 2011 resulted in 10.4 million fewer shares in our diluted share count in 2011 as compared with 2010. In addition, we repurchased 4.6 million shares under our share repurchase program during 2011, which reduced our 2011 diluted average share count by 0.6 million shares. These decreases were partially offset by the issuance of 5.1 million shares in connection with the EC Source business combination in May of 2011 and the issuance of 1.9 million shares in December 2010 in connection with a purchase agreement amendment for one of our historical acquisitions.
See Note 3 – Acquisitions and Other Investments as well as Note 2 – Earnings Per Share in the notes to the consolidated financial statements contained for additional details.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement the reporting of our financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including income from continuing operations before non-controlling interests before interest, taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted income from continuing operations before non-controlling interests (“Adjusted Income From Continuing Operations”) and adjusted diluted earnings per share, continuing operations (“Adjusted Diluted Earnings From Continuing Operations Per Share”). All of these non-U.S GAAP measures exclude the $9.6 million legal settlement reserve we recorded in the third quarter of 2012 and, for 2011, the $29.0 million non-cash gain on remeasurement of our equity investment in EC Source and the $6.4 million multi-employer pension plan charge. See Note 17 - Commitments and Contingencies and Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements for additional details.
We believe these non-U.S. GAAP measures provide meaningful information that helps investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation or as a substitute for reported income from continuing operations before non-controlling interests, diluted earnings per share, continuing operations, and net cash provided by operating activities. These non-U.S. GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our U.S. GAAP results and the provided reconciliations to the corresponding U.S. GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
EBITDA and Adjusted EBITDA
EBITDA is a non-U.S. GAAP financial measure that reflects income from continuing operations before non-controlling interests excluding the impact of interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA, which is a non-U.S. GAAP financial measure, is calculated for the year ended December 31, 2012 as EBITDA excluding the $9.6 million legal settlement reserve we recorded in the third quarter of 2012. Adjusted EBITDA for the year ended December 31, 2011 is calculated as EBITDA excluding the $29.0 million non-cash gain on remeasurement of our equity investment in EC Source, which was recorded in the second quarter of 2011, and also excluding the $6.4 million multi-employer pension plan charge we recorded in the fourth quarter of 2011. We use EBITDA and Adjusted EBITDA to evaluate our performance, both internally and versus our peers, because it excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash to service debt, fund capital expenditures and expand our business.
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
Tax positions of companies can vary because of differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies and over time. For example, our effective tax rate on income from continuing operations for the year ended December 31, 2012 increased to 39.5% from 38.8% for the year ended December 31, 2011.
The table below summarizes our effective tax rates from continuing operations for the periods indicated:

	For the Years Ended December 31,
	2012	2011	2010
Effective tax rate	39.5%	38.8%	42.0%

Depreciation and amortization can also affect comparability because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and depreciation and amortization expense among companies.

EBITDA and Adjusted EBITDA should not be considered in isolation from, and are not intended to represent an alternative measure of, income from continuing operations before non-controlling interests or net cash provided by operating activities as determined in accordance with U.S. GAAP. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our credit facility or in the indentures governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with related covenants.

The following table reflects a reconciliation of EBITDA and Adjusted EBITDA to income from continuing operations before non-controlling interests, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The table below may contain slight summation differences due to rounding.

	For the Years Ended December 31,
EBITDA Reconciliation:	2012		2011		2010
Income from continuing operations before non-controlling interests	$116.6	3.1%	$97.5	3.4%	$66.1	3.1%
Interest expense, net	37.4	1.0%	34.5	1.2%	29.2	1.4%
Provision for income taxes	76.1	2.0%	61.8	2.2%	47.9	2.2%
Depreciation and amortization	92.0	2.5%	74.2	2.6%	56.9	2.7%
EBITDA – Continuing Operations	$322.1	8.6%	$267.9	9.5%	$200.1	9.3%
Legal settlement reserve	9.6	0.3%	—	—%	—	—%
Gain from remeasurement of equity interest in acquiree	—	—%	(29.0)	(1.0)%	—	—%
Multi-employer pension plan withdrawal charge	—	—%	6.4	0.2%	—	—%
Adjusted EBITDA – Continuing Operations	$331.7	8.9%	$245.3	8.7%	$200.1	9.3%

While EBITDA and Adjusted EBITDA are measures of the Company's ability to generate cash, these measures exclude the cash impact of changes in the Company's assets and liabilities as well as interest and taxes. Net cash provided by operating activities in the consolidated statement of cash flows takes these changes in the Company's assets and liabilities into account. The following table, which may contain slight summation differences due to rounding, presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec:

	For the Years Ended December 31,
	2012	2011	2010

EBITDA, Continuing operations	$322.1	$267.9	$200.1
EBITDA, Discontinued operations	(13.0)	15.8	40.9
EBITDA, Total MasTec	$309.0	$283.7	$241.1

Reconciliation to Adjusted EBITDA and to Net Cash Provided by Operating Activites, Total MasTec:
Legal settlement reserve	9.6	—	—
Gain from remeasurement of equity interest in acquiree	—	(29.0)	—
Multi-employer pension plan withdrawal charge	—	6.4	—
Adjusted EBITDA, Continuing operations	$331.7	$245.3	$200.1
Adjusted EBITDA, Discontinued operations	(13.0)	15.8	40.9
Adjusted EBITDA, Total MasTec	$318.7	$261.1	$241.0
Interest expense	(37.5)	(34.5)	(29.1)
Provision for income taxes	(71.6)	(68.0)	(63.6)
Legal settlement reserve	(9.6)	—	—
Multi-employer pension plan withdrawal charge	—	(6.4)	—
Adjustments to reconcile net income to net cash provided by operating activities, excluding depreciation, amortization and gain from remeasurement of equity interest in acquiree	23.6	19.5	11.0
Change in assets and liabilities, net of assets acquired and liabilities assumed	(51.5)	(165.8)	58.7
Net cash provided by operating activities, Total MasTec	$172.1	$5.8	$218.0

Adjusted Income From Continuing Operations and Adjusted Diluted Earnings From Continuing Operations Per Share

We present Adjusted Income From Continuing Operations and Adjusted Diluted Earnings From Continuing Operations Per Share. Management believes that Adjusted Income From Continuing Operations and Adjusted Diluted Earnings From Continuing Operations Per Share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a baseline for analyzing trends in our underlying business.  The following table presents Adjusted Income From Continuing Operations and Adjusted Diluted Earnings From Continuing Operations Per Share for the periods indicated:

	For the Years Ended December 31,
	2012	2011
Adjusted Income From Continuing Operations (in millions)	$122.5	$83.6
Adjusted Diluted Earnings From Continuing Operations Per Share	$1.50	$0.97

The tables below reconcile Adjusted Income From Continuing Operations and Adjusted Diluted Earnings From Continuing Operations Per Share with reported income from continuing operations before non-controlling interests and reported diluted earnings per share, continuing operations, the most directly comparable U.S. GAAP financial measures. The tables below may contain slight summation differences due to rounding.

	For the Years Ended December 31,
	2012		2011
	Income From Continuing Operations Before Non-controlling Interests (in millions)	Diluted Earnings Per Share, Continuing Operations	Income From Continuing Operations Before Non-controlling Interests (in millions)	Diluted Earnings Per Share, Continuing Operations
Reported U.S GAAP measure	$116.6	$1.42	$97.5	$1.13
Legal settlement reserve (a)	5.8	0.07	—	—
Gain on remeasurement of equity interest in acquiree (b)	—	—	(17.8)	(0.20)
Multi-employer pension plan withdrawal charge (c)	—	—	3.9	0.05
Adjusted non-U.S. GAAP measure	$122.5	$1.50	$83.6	$0.97

(a)
Represents the after tax expense and corresponding diluted per share impact related to a legal settlement reserve we recorded in the third quarter of 2012. The tax effect was calculated using the effective tax rate from continuing operations for the respective period. See Note 17 - Commitments and Contingencies in the notes to the consolidated financial statements for details.

(b)
Represents the after tax gain and corresponding diluted per share impact from the non-cash gain of $29 million on remeasurement of our equity investment in EC Source, which we acquired in the second quarter of 2011. The tax effect was calculated using the effective tax rate from continuing operations for the respective period. See Note 3 - Acquisitions and Other Investments in the notes to the consolidated financial statements for details.

(c)
Represents the after tax charge and corresponding diluted per share impact related to our withdrawal from a multi-employer pension plan. We recorded a charge of $6.4 million within costs of revenue, excluding depreciation and amortization, in the fourth quarter of 2011 related to this withdrawal. The tax effect was calculated using the consolidated effective tax rate for the respective period. See Note 13 – Other Retirement Plans and Note 17 – Commitments and Contingencies in the notes to the consolidated financial statements for details.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from continuing operations, availability under our credit facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations and debt service. We also evaluate opportunities for strategic acquisitions and/or investments from time to time that may require cash, and may consider opportunities to either repurchase, refinance or retire outstanding debt or repurchase outstanding shares of our common stock in the future. See Item 5 for details of our November 2011 share repurchase program, which was completed in the third quarter of 2012.
Capital Expenditures. We estimate that we will spend approximately $100 million in 2013 on capital expenditures. In 2012, we spent approximately $80 million on capital expenditures. Actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future. In addition, we expect to continue to sell older equipment as we upgrade to new equipment.
Earn-out Payments. In most of our recent acquisitions, we have agreed to pay earn-out payments to the sellers, generally based on the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of December 31, 2012 is approximately $154.9 million. Of this amount, $19.2 million represents the liability for earn-out obligations that have already been earned and are payable in the first half of 2013. The remainder, $135.7 million, is management's estimate of potential future earn-out obligations, which are contingent upon future performance. Potential future earn-out obligations for acquisitions beginning after December 15, 2008 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP for such acquisitions. Earnouts for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill.
During the years ended December 31, 2012, 2011 and 2010, we made cash payments of $33.7 million, $44.7 million and $80.6 million, respectively, related to earn-out obligations. Of the $80.6 million paid in 2010, $40 million related to a one time payment in connection with the Nsoro acquisition. In December 2010, we amended the Nsoro purchase agreement and paid the seller of Nsoro a one time payment of $40 million and issued 1.875 million shares of MasTec common stock, which were valued at $27 million. The amendment effectively reduced potential future earn-out payments in exchange for upfront consideration. See Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements for additional details.
Income Taxes. Our cash tax payments increased to $59.0 million for the year ended December 31, 2012 from $27.8 million for the year ended December 31, 2011. Our cash tax payments increased in 2012 due, in large part, to the fact that we had significantly higher taxable income in 2012 and also due to the fact that we utilized a significant portion of our available state net operating loss carryforwards in 2011. Taxable income increased in 2012 as compared with 2011 due to higher earnings and lower tax depreciation. We also benefited from higher bonus tax depreciation expense in 2011, which reduced our cash tax payments. In 2010, our cash tax payments were $5.7 million. Our cash tax payments increased in 2011 as compared with 2010 as a result of having utilized substantially all of our available federal net operating loss carryforwards in 2010.

Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year and, we generally experience seasonal working capital needs from approximately April through October to support growth in accounts receivable, and to a lesser extent, inventory. Working capital needs tend to increase when we commence large amounts of work due to the fact that payroll and certain other costs, including inventory, are required to be paid before the receivables resulting from work performed are billed or collected. Timing of project close-outs can contribute to changes in unbilled revenue. Accounts receivable balances have increased from approximately $659 million in 2011 to approximately $877 million in 2012, driven primarily by revenue growth. Inventory balances were approximately $85 million as of December 31, 2012, as compared with approximately $90 million as of December 31, 2011.
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
New Convertible Notes - Settlements. As of December 31, 2012, our common stock trading price was higher than the conversion prices of our outstanding 4.0% and 4.25% senior convertible notes. Currently, we intend to settle the principal amounts of our New Convertible Notes upon any conversion thereof in cash. As of December 31, 2012, we had outstanding $202.3 million aggregate principal amount of our New Convertible Notes. Notwithstanding our present intention to settle conversions of our New Convertible Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our credit facility. As of December 31, 2012, these restrictions would not have limited our ability to settle the New Convertible Notes in cash. See below for discussion pertaining to our credit facility.
Summary of Financial Condition, Liquidity and Capital Resources
There have not been changes in general U.S. and global economic conditions since December 31, 2011 that have had a significant impact on our overall financial position, results of operations or cash flows for the year ended December 31, 2012; however, severe weather conditions that began in the third quarter of 2011 continued to negatively impact our productivity and profitability on certain pipeline projects in 2012. See “Comparison of Fiscal Year Results,” above, for related discussion. Given the generally good credit quality of our customer base, we do not expect collection issues that would materially impact our liquidity in the next twelve months. In addition, as a result of our current capital structure, including our credit facility, we do not anticipate that current overall capital market conditions will materially impact our liquidity. We anticipate that funds generated from operations, borrowings under our credit facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.
Sources and Uses of Cash
As of December 31, 2012, we had $341.4 million in working capital, defined as current assets less current liabilities, compared to $236.4 million as of December 31, 2011, an increase of $105.0 million. Total cash and cash equivalents of $26.8 million as of December 31, 2012 increased by $6.5 million from total cash and cash equivalents of $20.3 million as of December 31, 2011. Cash and cash equivalents of $26.4 million as of December 31, 2012 from our continuing operations businesses increased from $7.4 million as of the prior year.
Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$172.1	$5.8	$218.0
Net cash used in investing activities	$(128.0)	$(146.6)	$(104.3)
Net cash used in financing activities	$(37.7)	$(16.8)	$(24.7)

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of billings and collections of receivables and the settlement of payables and other obligations. A portion of working capital assets is typically converted to cash in the first quarter. Conversely, working capital needs generally increase from April through October due to the seasonality of our business. Cash provided by operating activities for the year ended December 31, 2012 increased to $172.1 million from $5.8 million in 2011, an increase of $166.3 million. The increase in cash provided by operating activities was principally driven by net changes in assets and liabilities, primarily related to working capital, in addition to the impact of changes in noncash adjustments, including the $29 million non-cash gain on remeasurement of our equity interests in EC Source in 2011. In addition, net income for the year ended December 31, 2012 increased by $1.4 million as compared with the same period in the prior year.
Billings in excess of costs and earnings increased, representing a source of cash of $15.7 million for the year ended December 31, 2012. This source of cash increased from a use of cash of $34.7 million for year ended December 31, 2011, an improvement of $50.4 million. Accounts receivable increased by $177.3 million during the year ended December 31, 2012, as compared with an increase in accounts receivable of $180.8 million for the year ended December 31, 2011, an improvement of $3.5 million. The change in inventory of $15.4 million during the year ended December 31, 2012 represented a source of cash, as compared with an increase in inventories of $30.5 million for the year ended December 31, 2011, an improvement of $46.0 million.

Days sales outstanding for our continuing operations businesses as of December 31, 2012 was 83, as adjusted for businesses acquired in December 2012, remaining flat as compared with days sales outstanding of 83 as of December 31, 2011. Days sales outstanding for our continuing operations businesses as of December 31, 2010 was 57. Factors contributing to the increase in days sales outstanding include timing of project close-outs and related billings, contractual billing terms and pace of collections. Changes in project and customer mix also contributed to the increase in days sales outstanding. During 2011, we completed a large project that had favorable billing terms, resulting in a lower days sales outstanding as of December 31, 2010. In addition, in the last half of 2011, payment terms with a large customer were modified, which added one week to the customer's standard payment cycle and slightly increased total company days sales outstanding. We do not currently anticipate collection issues related to our outstanding accounts receivable balances, and we continue to actively bill and collect outstanding amounts in a timely manner.
Investing Activities. Net cash used in investing activities decreased by $18.6 million to $128.0 million for the year ended December 31, 2012 from $146.6 million of cash used in investing activities for the year ended December 31, 2011. The decrease was primarily driven by $97.7 million of net proceeds from the sale of the DirectStar Business, partially offset by an increase of $67.7 million in cash payments for acquisitions, including earn-out obligations, and an increase in capital expenditures. We paid $119.4 million, net of cash acquired, for business acquisitions during 2012 as compared with $40.7 million, net of cash acquired, for business acquisitions during 2011. In addition, we paid $33.7 million of earn-out obligations for the year ended December 31, 2012 as compared with $44.7 million for the year ended December 31, 2011. See Note 3 - Acquisitions and Other Investments in the notes to the consolidated financial statements for additional information. Capital expenditures also increased in 2012 to support higher activity levels. We spent $79.7 million in 2012 on capital expenditures, an increase of $8.0 million as compared with the prior year.
Financing Activities. Cash used in financing activities for the year ended December 31, 2012 was $37.7 million, as compared with $16.8 million for the year ended December 31, 2011, an increase of $21.0 million. The increase in cash used in financing activities was driven principally by an increase in repayments of capital lease obligations and other borrowings of $12.1 million and a decrease in net proceeds from book overdrafts of $14.8 million. These changes were offset, in part, by $74.0 million of net proceeds from our credit facility, as compared with net proceeds of $60.0 million for the year ended December 31, 2011, a difference of $14.0 million.
Credit Facility
In August 2011, we entered into an amendment to our previous credit facility, which amended and restated our previous credit facility in its entirety, expanded maximum available borrowing capacity from $260 million to $600 million and extended the maturity date from May 2013 until August 2016. The amended credit facility (the “Credit Facility”) provides for a $600 million senior secured revolving credit facility maturing on August 22, 2016. Up to $350 million of the Credit Facility is available for the issuance of letters of credit. Subject to certain terms in the Credit Facility, we have the option to increase our revolving commitments and/or establish term loans of up to $200 million in total. Borrowings under the Credit Facility will be used to refinance existing indebtedness and for working capital, capital expenditures and other corporate purposes, including the repurchase or prepayment of indebtedness; however, the Credit Facility restricts the repurchase or prepayment of certain unsecured indebtedness, including our senior notes due 2017 and senior convertible notes due 2014, unless we have at least $50 million of remaining liquidity (as defined in the Credit Facility) after any such repurchase or prepayment.
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
As of December 31, 2012, we had outstanding revolving loans of $134.0 million and approximately $120.8 million of letters of credit issued under our Credit Facility. The remaining $345.2 million of Credit Facility borrowing capacity was available for revolving loans or up to $229.2 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2012, interest on outstanding revolving loans accrued at a rate of approximately 3.95% per annum, and interest on outstanding letters of credit accrued at either 1% or 2% per annum, based on the type of letter of credit issued, as described above. The unused facility fee as of December 31, 2012 was 0.35%.
The Credit Facility is guaranteed by certain of our 100%-owned direct and indirect domestic subsidiaries, and it is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly owned subsidiaries and a pledge of the outstanding equity interests in certain of our operating subsidiaries. The Credit Facility also provides for customary events of default and carries cross-default provisions with our other significant debt instruments, including our indemnity agreement with our surety provider, as well as customary remedies upon an event of default (as defined in the Credit Facility), including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Facility obligations.
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
Cash Overdrafts
On a daily basis, available funds are swept from our depository accounts into a concentration account and are used to repay debt under our Credit Facility. Cash overdrafts principally represent the balance of outstanding checks that have not yet cleared through the banking system. Other cash balances maintained by certain operating subsidiaries, which are not swept into our concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. We generally do not fund our disbursement accounts for checks we have written until the checks are presented to the bank for payment. Cash overdrafts are classified within accounts payable. There are no compensating balance requirements associated with our depository accounts and there are no other restrictions on the transfer of cash associated with our depository accounts. As of December 31, 2012, cash overdrafts totaled $15.0 million.
Senior Convertible Notes
New Senior Convertible Notes. During the first quarter of 2011, we exchanged $105.3 million of our 4.0% senior convertible notes due 2014 (the Original 4.0% Notes”) and $97.0 million of our 4.25% senior convertible notes due 2014, (the “Original 4.25% Notes” and, collectively with the Original 4.0% Notes, the “Original Convertible Notes”), both of which were issued in 2009, for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and “New 4.25% Notes,” respectively, and collectively, the “New Convertible Notes”) for an exchange fee of approximately 50 basis points, or approximately $1 million. Transaction costs of approximately $0.7 million were recognized within general and administrative expenses in connection with the exchange. The terms of the New Convertible Notes are substantially identical to those of the Original Convertible Notes, except that the New Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features.
The New Convertible Notes are convertible at any time during the three months immediately preceding their respective maturity dates; prior to such time, however, the New Convertible Notes are convertible only if one of the following three conditions is satisfied:

i.
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

ii.
if after any five consecutive trading-day period in which the trading price per $1,000 principal amount of New Convertible Notes for each trading day during such period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, then the applicable New Convertible Notes may be converted during the immediately following five business day period; or

iii.
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

Because the New Convertible Notes have an optional cash settlement feature, and we intend to settle the principal amount of any conversions thereof in cash, the conversion shares underlying the principal amount of the New Convertible Notes totaling approximately 13.0 million shares are not included in our diluted share count. If, however, the average stock price per share exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, then the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Our average stock price exceeded the conversion prices of the New Convertible Notes for the year ended December 31, 2012. This resulted in the inclusion of 2.1 million and 2.2 million weighted average premium shares in our diluted share count for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2010, 13.8 million shares were included in our diluted share count for the corresponding principal amounts of Original Notes. The total value of the premium over the principal amount for the New Convertible Notes as of December 31, 2012 and 2011 was approximately $39.6 million and $42.1 million, respectively. See Note 2 – Earnings Per Share and Note 10 – Debt in the notes to the consolidated financial statements for additional details. The number of premium shares included in our diluted share count will vary with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods.
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
The New Convertible Notes are guaranteed by the Company’s subsidiaries that guarantee the Original Convertible Notes.

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
In June 2009, we issued $115 million of Original 4.0% Notes due June 15, 2014 in a registered offering. Of this amount, $105.3 million was canceled and exchanged in the first quarter of 2011 for a like principal amount of New 4.0% Notes in connection with our debt exchange as discussed above. The Original 4.0% Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears, on June 15 and December 15 of each year. On or prior to June 13, 2014, holders may convert their Original 4.0% Notes into shares of our common stock at an initial conversion rate of 63.4417 shares of our common stock per $1,000 principal amount of Original 4.0% Notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $5.4 million in financing costs were incurred in connection with the issuance of the Original 4.0% Notes, which are included in other assets in the consolidated balance sheet and are being amortized over the term of the Original 4.0% Notes.
As of December 31, 2012, an aggregate principal amount of $12.7 million of Original Convertible Notes was outstanding.
The 4.25% and 4.0% senior convertible notes are guaranteed by certain of our 100%-owned direct and indirect domestic operating subsidiaries. There are no financial covenants on these notes; however, there are certain nonfinancial provisions and covenants associated with these notes.
Senior Notes
We have $150 million of outstanding 7.625% senior notes (the "Senior Notes") due February 2017, with interest due semi-annually. The Senior Notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture that governs our Senior Notes allows us to incur additional indebtedness to the extent that our fixed charge coverage ratio, as therein defined, is at least 2:1. The fixed charge coverage ratio is calculated as consolidated EBITDA for the most recent four fiscal quarters for which internal financial statements are available, divided by fixed charges for such four quarter period, as such terms are defined in the indenture. If the fixed charge coverage ratio is less than 2:1, we are still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture, capital lease obligations up to 5% of our consolidated net assets, plus an additional $50 million of indebtedness at any time the Senior Notes remain outstanding. The Senior Notes are guaranteed by certain of our operating subsidiaries.
Acquisition Debt
In connection with certain acquisitions, we have entered into or assumed certain debt and/or capital lease obligations. As of December 31, 2012, $20.6 million of this acquisition-related debt remained outstanding. Except for one note with an immaterial principal balance as of December 31, 2012, there are no financial covenants associated with this acquisition-related debt.
Debt Guarantees and Covenants
The Senior Notes, New Convertible Notes and Original Convertible Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of our Credit Facility or other outstanding indebtedness.  See supplemental financial information in Note 21 - Supplemental Guarantor Financial Information in the notes to the consolidated financial statements.
We were in compliance with all provisions and covenants pertaining to our outstanding debt instruments as of December 31, 2012.

See Note 10 - Debt in the notes to the consolidated financial statements.

Auction Rate Securities
Our securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. As of December 31, 2012, we held $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $14.4 million. Cumulative adjustments to the cost basis of securities held totaled $3.3 million as of December 31, 2012. See Note 7 – Securities Available for Sale in the notes to the consolidated financial statements for additional information.
Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2012 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Credit facility (1)	$134.0	$—	$—	$134.0	$—
Senior notes	150.0	—	—	150.0	—
Senior convertible notes (2)	215.0	—	215.0	—	—
Notes payable for equipment	30.2	21.6	8.5	0.1	—
Earn-out obligations (3)	19.2	19.2	—	—	—
Capital leases	79.0	31.0	38.1	9.5	0.4
Operating leases	87.0	37.2	38.0	11.0	0.8
Obligations under multi-employer pension plan (4)	6.4	—	—	—	6.4
Interest (5)	82.8	28.2	41.9	12.7	—
Total	$803.6	$137.2	$341.5	$317.3	$7.6

(1)	Represents balance outstanding on our Credit Facility as of December 31, 2012, which matures in August 2016.

(2)
Amount is comprised of $105.3 million of New 4.0% Notes, $9.7 million of Original 4.0% Notes, $97.0 million of New 4.25% Notes and $3.0 million of Original 4.25% Notes due in 2014. See Note 10 – Debt in the notes to the consolidated financial statements and “Senior Convertible Notes” above. The $202.3 million principal amount pertaining to our New Convertible Notes is composed of $193.0 million in carrying value and $9.3 million of unamortized debt discount and investor fees as of December 31, 2012.

(3)
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these earn-out payments, we have only included earn-out obligations that we assume will be paid in cash, are quantifiable and have been earned as of December 31, 2012.

(4)
Represents voluntary withdrawal liability recorded as of December 31, 2012 and excludes normal contributions required under our collective bargaining agreements. See Note 13 – Other Retirement Plans and Note 17 – Commitments and Contingencies in the notes to the consolidated financial statements.

(5)
Interest represents interest payments due on all debt and capital lease obligations. All of our debt instruments, with the exception of our Credit Facility, which had $134.0 million outstanding as of December 31, 2012, are fixed rate interest obligations.

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
Leases. In the ordinary course of business, we enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs, including related party leases. These leases allow us to conserve cash and provide flexibility in that we pay a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, reflected within continuing operations, was approximately $222.5 million for the year ended December 31, 2012.
Letters of Credit. In the ordinary course of business, we are required to post letters of credit for our insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by our bank. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, we would be required to reimburse the issuer of the letter of credit, which depending upon the circumstances, could result in a charge to earnings. As of December 31, 2012, we had $120.8 million of letters of credit issued under our Credit Facility, of which $53.2 million pertained to certain of our insurance carriers. We are not aware of any material claims relating to outstanding letters of credit as of December 31, 2012 and do not believe it is likely that any material claims will be made under any of our outstanding letters of credit in the foreseeable future. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit reduces our borrowing availability under our Credit Facility.
Performance and Payment Bonds. In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2012, the estimated cost to complete projects secured by our $1.1 billion in performance and payment bonds was $284.5 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future. If our business continues to grow, our bonding requirements may increase in the future. If we are unable to successfully renew or obtain sufficient bonding capacity in the future, it could limit our ability to bid on certain contracts or perform work for certain customers.
Self-Insurance. We maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and we believe such accruals to be adequate. As of December 31, 2012, our liability for unpaid claims and associated expenses, including incurred but not reported losses related to our workers compensation, general liability and automobile liability insurance policies, was $48.1 million, of which $28.5 million was reflected within non-current other liabilities in the consolidated financial statements.
We also maintain an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. Our liability for employee group claims as of December 31, 2012, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $1.1 million.
We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to provide surety bonds in certain states in which we are self-insured. As of December 31, 2012, these letters of credit amounted to $53.2 million. In addition, cash collateral deposited with insurance carriers, which is included in other long term assets in the consolidated balance sheets, amounted to $2.0 million as of December 31, 2012. Outstanding surety bonds related to workers' compensation self-insurance programs amounted to $9.0 million as of December 31, 2012.
Employment Agreements. We have employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change of control of the Company. Upon the occurrence of any of the defined events in the various employment agreements, we would be obligated to pay certain amounts to the relevant employees, which vary with the level of the employees’ respective responsibility.
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
The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 (“ERISA”), subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law regarding employers who are contributors to multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which our subsidiaries participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions if the plans are determined to be underfunded.
Based upon the information available to us from plan administrators as of December 31, 2012, several of the multi-employer pension plans in which our subsidiaries participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose on the employers contributing to such plan a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of union employees covered by these plans.
On November 15, 2011, we, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, we recorded a $6.4 million withdrawal liability based on an estimate provided by the plan administrator of such liability as of the date of withdrawal. We withdrew from the Central States Plan in order to mitigate our liability in connection with the plan, which is in critical status, however, the plan has asserted that the PLCA members did not effectively withdraw on November 15, 2011. Although we believe that we legally and effectively withdrew from the plan on November 15, 2011, if the plan were to prevail in its assertion that we in fact withdrew after that date, then the amount of our withdrawal liability would increase. In addition, if this plan were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three year period commencing with the beginning of the calendar year during which we withdrew from the plan, we could have additional liability. We currently do not have plans to withdraw from any other multi-employer pension plan.
Withdrawal liabilities, requirements to pay increased contributions and/or excise taxes in connection with any of the multi-employer pension plans in which our subsidiaries participate could negatively impact our liquidity and results of operations. See Note 13 – Other Retirement Plans in the notes to consolidated financial statements for additional details.

Indemnities. We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of December 31, 2012, we were not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Recently Issued Accounting Pronouncements
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the Credit Facility, plus a margin of 2%, or a base rate, as defined in the Credit Facility, plus a margin of 1%. As of December 31, 2012, interest on outstanding revolving loans accrued at a rate of 3.95% per annum. Interest on letters of credit issued under our Credit Facility currently accrues at either 1% or 2% per annum, based on the type of letter of credit issued. A 100 basis point increase in the interest rate applicable to revolving loans under our Credit Facility would not have had a material impact on our 2012 results of operations.
As of December 31, 2012, our fixed interest rate debt primarily included $150 million aggregate principal amount of 7.625% senior notes, $115 million aggregate principal amount of 4.0% senior convertible notes, $100 million aggregate principal amount of 4.25% senior convertible notes and $30.2 million of notes payable for equipment, which notes had a weighted average interest rate of approximately 4.0%, none of which debt subjects us to interest rate risk.
Foreign Currency Risk
We have foreign operations in Canada, as well as in parts of Latin America and the Caribbean. For the year ended December 31, 2012, we had foreign currency translation gains of $1.9 million, relating primarily to our Canadian operations, which were recorded as a component of other comprehensive income. If we continue to expand our operations outside of the United States, our exposure to fluctuations in foreign currency exchange rates could increase in the future.
Auction Rate Securities
Our securities available for sale consist of auction rate securities. Our auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The net default rate as of December 31, 2012 was estimated to be 6.22%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes composed of floating rate international bank notes. For the year ended December 31, 2012, no other-than-temporary impairment losses were recognized in earnings on our structured finance security. As of December 31, 2012, we held $17.9 million in par value of auction rate securities, which had an estimated fair value and carrying value of $14.4 million. Cumulative unrealized losses related to our student loan auction rate securities totaled $1.2 million as of December 31, 2012, which are recorded in other comprehensive income, net of applicable income taxes.
See Note 7 - Securities Available for Sale in the notes to consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MasTec, Inc.
Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in Item 15(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MasTec, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), MasTec, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants

Miami, Florida

February 28, 2013

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenue	$3,726,789	$2,831,292	$2,143,024
Costs of revenue, excluding depreciation and amortization	3,239,195	2,459,746	1,829,498
Depreciation and amortization	91,958	74,151	56,877
General and administrative expenses	157,524	132,594	112,180
Interest expense, net	37,376	34,466	29,178
Gain on remeasurement of equity interest in acquiree	—	(29,041)	—
Other expense, net	8,017	96	1,219
Income from continuing operations before provision for income taxes	$192,719	$159,280	$114,072
Provision for income taxes	(76,080)	(61,824)	(47,942)
Income from continuing operations before non-controlling interests	$116,639	$97,456	$66,130
Discontinued operations (See Note 4 – Discontinued Operations):
(Loss) income from discontinued operations, net of tax, including estimated losses on disposal and impairment charges of $8.7 million, net of tax, for the year ended December 31, 2012	$(9,223)	$8,516	$24,257
Net income	$107,416	$105,972	$90,387
Net loss attributable to non-controlling interests	(10)	(29)	(141)
Net income attributable to MasTec, Inc.	$107,426	$106,001	$90,528
Earnings per share (1) (See Note 2 - Earnings Per Share):
Basic earnings (loss) per share:
Continuing operations	$1.49	$1.19	$0.87
Discontinued operations	(0.12)	0.10	0.32
Total basic earnings per share	$1.37	$1.29	$1.19
Basic weighted average common shares outstanding	78,275	82,182	76,132
Diluted earnings (loss) per share:
Continuing operations	$1.42	$1.13	$0.78
Discontinued operations	(0.11)	0.10	0.27
Total diluted earnings per share	$1.31	$1.23	$1.05
Diluted weighted average common shares outstanding	82,087	86,716	90,885

(1)	Earnings per share tables may contain slight summation differences due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$107,416	$105,972	$90,387
Foreign currency translation gains (losses)	1,924	(1,630)	75
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) on available for sale securities, before tax	843	(716)	(520)
Plus:
Reversal of unrealized losses on redeemed securities sold at par	—	458	—
Reclassification adjustment for unrealized losses on sold securities, recognized in earnings	—	—	936
Reclassification adjustment for impairment losses recognized in earnings, held for sale securities	—	—	344
Less:
(Provision for) benefit from income taxes	(322)	98	(867)
Unrealized gains (losses) on available for sale securities, net of tax	$521	$(160)	$(107)
Comprehensive income	$109,861	$104,182	$90,355
Comprehensive loss attributable to non-controlling interests	(10)	(29)	(141)
Comprehensive income attributable to MasTec, Inc.	$109,871	$104,211	$90,496

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$26,382	$7,406
Accounts receivable, net of allowance	877,131	658,528
Inventories	83,939	88,914
Deferred tax assets, net	3,276	10,596
Prepaid expenses and deposits	30,550	21,001
Other current assets	7,199	11,751
Current assets of discontinued operations	18,591	30,608
Total current assets	$1,047,068	$828,804
Property and equipment, net	350,355	263,007
Goodwill	820,341	714,760
Other intangible assets, net	137,100	110,707
Available for sale auction rate securities	14,408	13,565
Other assets	31,014	42,167
Long-term assets of discontinued operations	7,648	121,695
Total assets	$2,407,934	$2,094,705
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$52,596	$34,050
Accounts payable	394,060	303,687
Accrued salaries and wages	31,358	37,561
Accrued taxes payable	17,465	5,383
Accrued insurance	21,754	19,304
Other accrued expenses	11,550	10,629
Acquisition-related contingent consideration, current	19,216	17,051
Billings in excess of costs and earnings	123,435	108,433
Other current liabilities	29,699	27,073
Current liabilities of discontinued operations	4,569	29,274
Total current liabilities	$705,702	$592,445
Acquisition-related contingent consideration	135,712	75,925
Long-term debt	546,323	460,690
Deferred tax liabilities, net	119,388	122,614
Other liabilities	38,874	31,824
Total liabilities	$1,545,999	$1,283,498
Commitments and contingencies (See Note 17)
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued shares - 85,915,552 and 85,162,527 as of December 31, 2012 and 2011, respectively	8,592	8,516
Capital surplus	803,166	792,096
Retained earnings	200,915	93,489
Accumulated other comprehensive loss	(5,501)	(7,946)
Treasury stock, at cost; shares as of December 31, 2012 – 9,467,286; shares as of December 31, 2011 - 4,593,663	(150,000)	(75,000)
Total MasTec, Inc. shareholders’ equity	$857,172	$811,155
Non-controlling interests	$4,763	$52
Total shareholders’ equity	$861,935	$811,207
Total liabilities and shareholders’ equity	$2,407,934	$2,094,705

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock and Additional Paid-In Capital				Treasury Stock
	Shares	Amount	Capital Surplus	(Accumulated Deficit) Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
Balance as of December 31, 2009	75,954,004	$7,596	$629,730	$(103,040)	—	$—	$(6,124)	$528,162	$—	$528,162
Net income				$90,528				$90,528	$(141)	$90,387
Foreign currency translation adjustment							75	75		75
Unrealized losses, net of tax							(1,399)	(1,399)		(1,399)
Reclassification adjustment for impairment loss included in earnings, net of tax							714	714		714
Reclassification adjustment for unrealized loss on sale of securities, net of tax							578	578		578
Acquisition of non-controlling interest									222	222
Issuance of common stock in connection with acquisition related earn-out	1,875,000	188	26,857					27,045		27,045
Non cash stock compensation			3,872					3,872		3,872
Stock options exercised	231,599	23	2,601					2,624		2,624
Other stock issuances	154,586	15	867					882		882
Balance as of December 31, 2010	78,215,189	$7,822	$663,927	$(12,512)	—	$—	$(6,156)	$653,081	$81	$653,162
Net income				$106,001				$106,001	$(29)	$105,972
Foreign currency translation adjustment							(1,630)	(1,630)		(1,630)
Unrealized losses, net of tax							(445)	(445)		(445)
Reclassification adjustment for unrealized loss on redemption of securities, net of tax							285	285		285
Issuance of common stock in connection with acquisition	5,129,642	513	93,700					94,213		94,213
Fair value, senior convertible notes conversion feature, net of tax			10,739					10,739		10,739
Non cash stock compensation			3,573					3,573		3,573
Excess tax benefits from stock based compensation			7,766					7,766		7,766
Stock options exercised	1,132,396	113	11,609					11,722		11,722
Other stock issuances	685,300	68	782					850		850
Treasury stock acquired, at cost					(4,593,663)	(75,000)		(75,000)		(75,000)
Balance as of December 31, 2011	85,162,527	$8,516	$792,096	$93,489	(4,593,663)	$(75,000)	$(7,946)	$811,155	$52	$811,207
Net income				$107,426				$107,426	$(10)	$107,416
Foreign currency translation adjustment							1,924	1,924		1,924
Unrealized gains, net of tax							521	521		521
Acquisition of non-controlling interest									4,721	4,721
Non cash stock compensation			4,433					4,433		4,433
Excess tax benefits from stock based compensation			759					759		759
Stock options exercised	391,949	40	3,678					3,718		3,718
Other stock issuances	361,076	36	2,200					2,236		2,236
Treasury stock acquired, at cost					(4,873,623)	(75,000)		(75,000)		(75,000)
Balance as of December 31, 2012	85,915,552	$8,592	$803,166	$200,915	(9,467,286)	$(150,000)	$(5,501)	$857,172	$4,763	$861,935

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$107,416	$105,972	$90,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,601	75,228	57,966
Stock-based compensation expense	4,433	3,573	3,872
Excess tax benefit from stock-based compensation	(759)	(7,766)	—
Non-cash interest expense	8,595	7,552	3,252
Provision for doubtful accounts	6,970	2,016	2,895
Provision for losses on construction projects, net	(9,649)	10,509	434
Provision for inventory obsolescence	2,335	3,085	300
Impairment of securities available for sale	—	574	1,164
(Gain) loss on sale of assets	(1,208)	(76)	(907)
Estimated losses on disposal of businesses, including impairment charges	12,922	—	—
Gain on remeasurement of equity interest in acquiree	—	(29,041)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(177,313)	(180,839)	(127,724)
Inventories	15,448	(30,527)	(25,363)
Deferred tax assets and liabilities, net	3,775	22,696	56,360
Other assets, current and non-current portion	(6,383)	(23,453)	(5,293)
Accounts payable and accrued expenses	76,285	73,099	67,137
Billings in excess of costs and earnings	15,651	(34,712)	86,201
Other liabilities, current and non-current portion	21,016	7,936	7,348
Net cash provided by operating activities	$172,135	$5,826	$218,029
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net, including contingent consideration	(153,138)	(85,395)	(75,896)
Payments to acquire equity method investees	—	—	(10,854)
Capital expenditures	(79,686)	(71,710)	(30,383)
Proceeds from sale of assets	7,385	6,227	7,037
Proceeds from disposal of business, net	97,728	—	—
Payments to acquire other investments	—	—	(750)
Proceeds from sale or redemption of investments	—	4,600	7,044
Investments in life insurance policies	(284)	(284)	(478)
Net cash used in investing activities	$(127,995)	$(146,562)	$(104,280)
Cash flows (used in) provided by financing activities:
Proceeds from credit facility	959,183	370,411	—
Repayments of credit facility	(885,183)	(310,411)	—
Proceeds from other borrowings	—	—	13,543
Repayments of other borrowings	(21,455)	(13,956)	(27,170)
Proceeds from book overdrafts	116	14,906	—
Payments of capital lease obligations	(21,060)	(16,458)	(14,460)
Proceeds from stock options exercises and other share-based awards	5,013	12,542	3,515
Excess tax benefit from stock-based compensation	759	7,766	—
Purchases of treasury stock	(75,000)	(75,000)	—
Payments of financing costs	(117)	(6,589)	(169)
Net cash used in financing activities	$(37,744)	$(16,789)	$(24,741)
Net (decrease) increase in cash and cash equivalents	6,396	(157,525)	89,008
Net effect of currency translation on cash	91	201	75
Cash and cash equivalents - beginning of period	20,280	177,604	88,521
Cash and cash equivalents - end of period	$26,767	$20,280	$177,604
Cash and cash equivalents of discontinued operations	$385	$12,874	$18,911
Cash and cash equivalents of continuing operations	$26,382	$7,406	$158,693

Supplemental cash flow information:
Interest paid	$27,074	$27,607	$27,385
Income taxes paid, net of refunds	$58,968	$27,803	$5,694
Receipt of inventory prepaid in prior year	$12,005	$—	$—
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$60,648	$7,412	$2,243
Equipment acquired under financing arrangements	$6,009	$25,788	$—
Conversion of leases from operating to capital	$—	$23,366	$—
Shares issued in connection with business combinations	$—	$94,213	$27,045
Exchange of senior convertible notes	$—	$202,322	$—

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, such as: electrical utility transmission and distribution; power generation; natural gas and petroleum pipeline infrastructure; wireless, wireline and satellite communications; wind farms, solar farms and other renewable energy infrastructure; and industrial infrastructure. MasTec’s customers are primarily in these industries.
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
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue, in particular, on long-term construction contracts, including estimates to complete and provisions for contract losses; allowances for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, assets and liabilities classified as held-for-sale, investments in equity method investees, securities available for sale and certain convertible debt obligations; asset lives used in computing depreciation and amortization, including amortization of intangible assets; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
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
For those businesses for which management has committed to a plan of sale, the business is valued at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. Estimated fair value is determined using management estimates and entity-specific assumptions. Management considers historical experience and all available information at the time such estimates are made; however, the fair value that is ultimately recognized upon sale of the related business may differ from the estimated fair value as reflected in the consolidated financial statements. Depreciation and amortization expense is not recorded on assets of a business to be sold once that business has been classified as held for sale.
In May 2012, Red Ventures LLC (“Red Ventures”) exercised its purchase option to acquire MasTec’s wholly owned subsidiary, DirectStar TV, LLC (“DirectStar”), including its subsidiaries (together, the “DirectStar Business”). The transaction was consummated in June 2012. In September 2012, MasTec's board of directors approved a plan of sale for its wholly-owned subsidiary, Globetec Construction LLC and subsidiaries (“Globetec”), to be completed on or before September 30, 2013. In connection with its decision to sell Globetec, the Company recognized impairment losses of $12.7 million during the third quarter of 2012.
The DirectStar Business and Globetec are presented as discontinued operations in the consolidated financial statements for all periods presented. See Note 4 - Discontinued Operations.

Translation of Foreign Currencies
The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated within other comprehensive income. Revenue and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Gains or losses resulting from transactions executed in a foreign currency are included in other income or expense, net. The Company does not currently have any subsidiaries that operate in highly inflationary environments.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation.
Comprehensive Income
Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than those with shareholders. Comprehensive income consists of net income, foreign currency translation adjustments, unrealized gains and losses from securities available for sale, and losses from non-controlling interests. See consolidated statements of comprehensive income for details.
Accumulated other comprehensive losses of $5.5 million and $7.9 million as of December 31, 2012 and 2011, respectively, are primarily attributable to unrealized losses on securities available for sale, net of tax, and foreign currency translation losses and/or gains.
Revenue Recognition
Revenues are derived from projects performed under master and other service agreements, as well as from fixed price contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system.
The Company frequently provides maintenance, installation and repair work under unit price or fixed price master service or other service agreements that are renewed on a periodic basis. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Services are also performed under master and other service agreements billed on a fixed fee basis. Under fixed fee master service and similar type service agreements, MasTec furnishes various specified units of service for a separate fixed price per unit of service.
Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment (excluding depreciation). Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. A substantial majority of the Company's fixed price projects are completed within one year.
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
Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Costs and estimated earnings in excess of billings, or work in process, is classified within current assets for the majority of the Company’s projects. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management analyzes the collectibility of accounts receivable and the adequacy of the allowance for doubtful accounts on a regular basis, based on the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and current economic trends. For reporting units where losses have occurred historically and are considered to be ordinary course, reserves are established for anticipated losses based on an analysis of the accounts receivable portfolio. For reporting units where historical losses have been immaterial, an increase in the allowance for doubtful accounts is recorded when it is probable a receivable is not collectible and the loss can be reasonably estimated. Amounts are written off against the allowance when deemed uncollectible.
Cash and Cash Equivalents
All short-term highly liquid investments with original maturities of three months or less are considered to be cash equivalents and are stated at cost, which approximates market value.

Cash Overdrafts. On a daily basis, available funds are swept from the Company’s depository accounts into a concentration account and are used to repay debt under the Company’s Credit Facility. Cash overdrafts principally represent the balance of outstanding checks that have not yet cleared through the banking system. Other cash balances maintained by certain operating subsidiaries, which are not swept into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Cash overdrafts are classified within accounts payable. There are no compensating balance requirements associated with the Company’s depository accounts and there are no other restrictions on the transfer of cash associated with the Company’s depository accounts. As of December 31, 2012 and 2011, cash overdrafts totaled $15.0 million and $14.9 million, respectively.
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
Securities Available for Sale
The Company’s securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% . The net default rate as of December 31, 2012 was estimated to be 6.22%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes.
Liquidity for auction rate securities was originally provided by an auction process that would provide for liquidation or reset the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets beginning in 2008, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that liquidity at its par value is unavailable. Due to the failed auction process, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities as of either December 31, 2012 or 2011. Therefore, their respective fair values were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC ("Houlihan"), using a probability-weighted discounted cash flow model.
The model incorporates assumptions that market participants would use in their estimates of fair value, such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction; (b) a failed auction; or (c) a default; at each auction. The valuation of these securities is sensitive to market conditions and managements' judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include: changes to credit ratings of the securities and, for the structured finance security, changes to the credit ratings of the underlying assets supporting the security as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
As a result, these securities have been recorded as long-term assets at their estimated fair values in the consolidated financial statements. Fair values are reevaluated quarterly. Temporary unrealized holding gains and losses are recorded as a separate component of accumulated other comprehensive income (loss), net of applicable income taxes. Unrealized losses are charged against earnings when a decline in fair value is determined to be other-than-temporary. An impairment is considered to be other-than-temporary if an entity: (i) intends to sell a security, (ii) more likely than not will be required to sell a security before recovering its cost, or (iii) does not expect to recover a security’s entire amortized cost basis, even if there is no intent to sell the security.
The Company considers several factors in assessing whether a loss is other-than-temporary. These factors include, but are not limited to: intent to hold a security; that it is not more likely than not that the Company will be required to sell a security before recovery of its cost basis; the length of time a security is in an unrealized loss position; the extent to which fair value is less than cost; the financial condition and near term prospects of the issuer; changes to the credit ratings of securities, as well as their underlying assets; and, for the Company’s structured finance security, rates of default on the loan portfolio underlying the credit default swaps.
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
See Note 7 – Securities Available for Sale.
Inventories
Inventories consist of materials and supplies for construction and install to the home projects. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could result in an impairment of the value of materials purchased. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of December 31, 2012 and 2011, inventory obsolescence reserves were $2.0 million and $2.2 million, respectively.
Deferred Financing Costs
Deferred financing costs related to the Company’s credit facility, senior notes and senior convertible notes, whose short and long-term portions are included in other current and non-current assets in the consolidated balance sheets, are amortized over the related terms of the debt using the effective interest method. Net deferred financing costs were $9.9 million and $13.5 million at December 31, 2012 and 2011, respectively.
Software Capitalization
The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These capitalized software costs are included in property and equipment, net, in the consolidated balance sheets and are amortized over a period not to exceed seven years .
Business Combinations – Valuation of Acquired Assets and Liabilities Assumed
The Company allocates the purchase price for each business combination, or acquired business, based upon (i) the fair value of the consideration paid and (ii) the fair value of net assets acquired. The determination of the fair value of net assets acquired requires estimates and judgments of future cash flow expectations for the acquired business and the allocation of those cash flows to identifiable tangible and intangible assets. Fair values are calculated by incorporating expected cash flows into industry standard valuation techniques. For current assets and current liabilities, the book value is generally assumed to equal the fair value. Goodwill is the amount by which the purchase price consideration exceeds the fair value of tangible and intangible assets, less assumed liabilities. To the extent possible, goodwill should be allocated to separate identifiable intangible assets, such as customer relationships and trade names, which are amortized to expense over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually and, if impaired, their value is reduced to fair value. Acquisition costs are expensed as incurred.
Consideration paid generally consists of cash, common stock, and additional cash or common stock payments which are contingent on the acquired business achieving certain levels of earnings (referred to as “contingent consideration” or “earnouts”). The fair value of cash and MasTec common stock is generally based upon the amount tendered or the market price on the closing date, respectively.
A liability for contingent consideration based on earnings is measured at its estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a gain or loss. Fair value is estimated as of the acquisition closing date utilizing calculated earnout payments that would be made as if managements' best estimate of possible cash flows of the acquired business was accurate. Thus, if actual earnout payments are expected to exceed estimated earnout payments (as a result of higher than expected acquired business cash flows), then a loss would be recognized in the period in which that expectation is considered probable. Conversely, if actual earnout payments are expected to fall below estimated earnout payments, a gain would be recognized in the period that expectation is considered probable.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize such calculations. Most calculations are considered preliminary until the end of the measurement period. All subsequent adjustments to initial valuations and estimates during the measurement period that reflect newly discovered information that existed as of the acquisition date are recorded with an offsetting entry to goodwill; otherwise, those adjustments are reflected as income or expense, as appropriate. The consolidated balance sheet for the period of acquisition is modified for subsequent measurement period adjustments when that period is presented in future consolidated financial statements.

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
Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Estimated fair values take into consideration appropriate discount rates relative to risk. Management believes that these estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three years in the period ended December 31, 2012, no material impairment charges were incurred relating to the Company’s long-lived assets.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and certain intangible assets acquired in a business combination and determined to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually. The Company performs its annual impairment review of goodwill and intangible assets with indefinite lives during the fourth quarter each year at the reporting unit level. Each of the Company's reporting units comprises one component of one of its five reportable segments. Management identifies its reporting units by assessing whether components have discrete financial information available and whether a segment manager regularly reviews the operating results of that component. Net assets of acquired businesses and related goodwill are allocated to the corresponding reporting unit upon acquisition, based upon the Company's expected organizational structure. If two or more components are deemed economically similar, those components are aggregated into one reporting unit for purposes of the annual goodwill impairment review. None of the Company's components are aggregated for annual impairment testing.
Under Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), which the Company adopted for the year ended December 31, 2011, and ASU 2012-02 Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which the Company adopted for the year ended December 31, 2012, a full quantitative analysis is not required if the Company's qualitative analysis concludes that it is more likely than not that the fair value of the Company's reporting units or indefinite-lived intangible assets are greater than their carrying amounts.
During the years ended December 31, 2012 and 2011, the Company assessed qualitative factors to determine whether it was more likely than not that the fair values of the Company’s reporting units were less than their carrying amounts as a basis for determining whether it was necessary to perform the traditional two-step quantitative goodwill impairment test. During the year ended December 31, 2010, management estimated the fair values of the Company’s reporting units to determine if their carrying values exceeded their estimated fair values using a discounted cash flow methodology, which incorporated management estimates, including estimates of future cash flows and growth rates, as well as the selection of a discount rate. Based upon the results of these analyses, the estimated fair values of the Company's reporting units for its continuing operations businesses were determined to substantially exceed their carrying values. In September 2012, MasTec's board of directors approved a plan of sale for its Globetec business. In connection with its decision to sell Globetec, the Company recognized impairment losses of $12.7 million, including $6.4 million of goodwill impairment charges, during the third quarter of 2012.
During the year ended December 31, 2012, the Company also assessed qualitative factors to determine if it was more likely than not that the fair values of its indefinite-lived intangible assets were less than their carrying amounts. For the years ended December 31, 2011 and 2010, management estimated the fair values of its indefinite-lived intangible assets based on estimates of growth rates for the related businesses and estimated future economic conditions. Based upon the results of its analysis, no impairment charges related to the Company's indefinite-lived intangible assets for its continuing operations businesses were recorded during the three years in the period ended December 31, 2012.
See Note 4 - Discontinued Operations for details of the Globetec discontinued operation and Note 5 – Goodwill and Other Intangible Assets.
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
The present value of the Company’s self-insurance liabilities are reflected in the consolidated balance sheets as current and other non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly, however, these insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and management believes such accruals to be adequate. However, a change in experience or actuarial assumptions could materially affect results of operations in a particular period.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states in which the Company is self-insured. In addition, the Company has certain cash collateral deposited with insurance carriers, which is included in other long-term assets in the consolidated balance sheets.
Income Taxes
The Company records income taxes using the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of the Company’s assets and liabilities. Income taxes are estimated in each of the jurisdictions in which the Company operates. This process involves estimating the tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The recording of a deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance must be recorded to reduce this asset to its estimated net realizable value. Management considers future pretax income and ongoing prudent and feasible tax planning strategies in assessing the estimated net realizable value of tax assets and the need for a valuation allowance. If management determines that the Company may not be able to realize all or part of a deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged to income tax expense in the period such determination is made.
In determining the provision for income taxes, management uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences, and tax planning opportunities in the various jurisdictions in which the Company operates. Significant factors that impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits.
The Company and its subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. The Company’s U.S. federal income tax returns for years ending on or after December 31, 2009, and many U.S. state and local income tax returns, remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the resolution management currently anticipates, and those differences could result in significant costs or benefits to the Company. If applicable, any interest or penalties pertaining to the Company’s income tax returns, if assessed, would be recorded within interest expense or general and administrative expense, respectively, in the consolidated statements of operations.
Stock-Based Compensation
The Company has granted to employees and others restricted stock and options to purchase common stock. Non-cash stock compensation expense for administrative employees is included in general and administrative expense. Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values and the estimated number of shares ultimately expected to vest. The Company records a deferred tax asset, or future tax benefit, based on the amount of share-based compensation recognized in the financial statements over the vesting period of share-based awards. If the exercise date fair value of a stock option, or the vesting date fair value of a restricted share award exceeds its grant date fair value, the tax effect of this difference (“excess tax benefit”) is recorded as an increase to additional paid-in capital (“APIC”), creating an “APIC Pool.” If the exercise date fair value of a stock option, or the vesting date fair value of a restricted share award is less than its grant date fair value, the tax effect of this difference would reduce the APIC Pool. If the APIC Pool is reduced to zero, subsequent shortfalls would increase income tax expense.
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
Stock option grants vest between one to five years after grant, have a term not to exceed ten years, and are generally forfeited if the holder terminates his or her employment or relationship with the Company or one of its affiliates. All option plans contain anti-dilutive provisions that require adjustment of the number of shares of common stock represented by each option for any stock splits or dividends. No stock options have been granted since 2006. For stock options granted in prior periods, the Black-Scholes valuation model was used to estimate the fair value of options to purchase MasTec’s common stock, which is no less than the fair market value of the underlying stock on the date of grant. The Company uses the ratable method to amortize compensation expense over the vesting period of the option grant. All outstanding grants were fully vested as of December 31, 2010.
See Note 12 – Stock-Based Compensation and Other Employee Benefits Plans for further discussion.
Multi-Employer Pension Plans
The Company makes contributions to certain union-administered multi-employer pension plans, which are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. To the extent that those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject the Company to substantial liabilities if the Company withdraws from such multi-employer plans or if they are terminated. In November 2011, the Company voluntarily withdrew from one of the multi-employer pension plans in which it participated and recorded a charge of $6.4 million within costs of revenue, excluding depreciation and amortization. Withdrawal liabilities under multi-employer pension plans are based on estimates of the Company’s proportionate share of the plan’s unfunded vested liability, as calculated by the plan’s actuaries, and represent the Company’s best estimate of such liabilities as of the time they are recorded.
See Note 13 – Other Retirement Plans and Note 17 – Commitments and Contingencies for additional details.
Litigation and Contingencies
Litigation and contingencies are reflected in the consolidated financial statements based on management's assessments, along with legal counsel, of the expected outcome of litigation proceedings or the expected resolution of the contingency. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates.
    Treasury Stock
The Company records treasury shares at cost. See Note 14 – Common Stock Activity.
New accounting pronouncements
Recently Issued Accounting Standards, Not Adopted as of December 31, 2012
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require disclosure of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, disclosure is required, either on the face of the statement where net income is presented or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new requirements will take effect for public companies in interim and annual reporting periods beginning after December 15, 2012. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02 Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" (or a likelihood greater than 50%) that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in connection with its 2012 indefinite-lived intangible asset impairment assessment. See Note 5 – Goodwill and Other Intangible Assets.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). The objective of ASU 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements; and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04, which the Company adopted as of January 1, 2012, was effective prospectively for interim and annual periods beginning after December 15, 2011. The wording of fair value disclosures in Note 6 - Fair Value of Financial Instruments corresponds to the new requirements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 provides the option to present the total of comprehensive income, (equal to the components of net income and the components of other comprehensive income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity as shown in the prior years.
In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers the provisions in ASU 2011-05 relating to the presentation of reclassification adjustments. ASU 2011-12 reinstates the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before ASU 2011-05. The remaining provisions of ASU 2011-05 are effective retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011. ASU 2011-12, which the Company adopted as of January 1, 2012, is effective for reporting periods beginning after December 15, 2011. See the consolidated statements of comprehensive income for related disclosures.

Note 2 – Earnings Per Share
Basic earnings per share is computed by dividing earnings available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares, as determined using earnings from continuing operations. Potentially dilutive common shares include outstanding stock options and unvested restricted share awards, as calculated under the treasury stock method, as well as shares associated with the Company’s outstanding convertible debt securities.
The following table provides details of the Company’s earnings per share calculations for the periods indicated (in thousands, except per share amounts). Note that earnings per share calculations may contain slight summation differences due to rounding.

	Years Ended December 31,
	2012	2011	2010
Basic
Net income attributable to MasTec:
Net income from continuing operations	$116,639	$97,454	$66,166
Net (loss) income from discontinued operations	(9,213)	8,547	24,362
Basic net income attributable to MasTec	$107,426	$106,001	$90,528
Weighted average shares outstanding	78,275	82,182	76,132
Basic earnings (loss) per share:
Continuing operations	$1.49	$1.19	$0.87
Discontinued operations	(0.12)	0.10	0.32
Total basic earnings per share	$1.37	$1.29	$1.19
Diluted
Net income attributable to MasTec:
Basic net income from continuing operations	$116,639	$97,454	$66,166
Interest expense on Original 4.0% Notes, net of tax	234	331	2,667
Interest expense on Original 4.25% Notes, net of tax	77	154	2,464
Diluted net income from continuing operations	$116,950	$97,939	$71,297
Net (loss) income from discontinued operations	(9,213)	8,547	24,362
Diluted net income attributable to MasTec	$107,737	$106,486	$95,659
Shares:
Basic weighted average shares outstanding	78,275	82,182	76,132
Dilutive common stock equivalents	888	1,127	994
Dilutive premium shares, New 4.0% Notes	1,044	1,067	—
Dilutive premium shares, New 4.25% Notes	1,074	1,095	—
Dilutive shares, Original 4.0% Notes	612	862	7,297
Dilutive shares, Original 4.25% Notes	194	383	6,462
Diluted weighted average shares outstanding	82,087	86,716	90,885
Diluted earnings (loss) per share:
Continuing operations	$1.42	$1.13	$0.78
Discontinued operations	(0.11)	0.10	0.27
Total diluted earnings per share	$1.31	$1.23	$1.05

For the years ended December 31, 2012, 2011 and 2010, a total of 2,032, 9,479 and 1,031,894 weighted average anti-dilutive common stock equivalents were not included in the Company’s diluted earnings per share calculations, respectively.
Senior Convertible Notes – Diluted Share Impact
The Company has $215 million of outstanding convertible notes. During the first quarter of 2011, the Company exchanged $105.3 million of its original 4.0% senior convertible notes (the “Original 4.0% Notes”) and $97.0 million of its original 4.25% senior convertible notes (the “Original 4.25% Notes” and, together with the Original 4.0% Notes, the “Original Notes”) for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and the “New 4.25% Notes,” respectively and, collectively, the “New Notes”). The terms of the New Notes are substantially identical to the Original Notes, except that the New Notes have an optional physical (common share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof plus accrued interest in cash, the conversion shares underlying the outstanding principal amount of the New Notes, totaling approximately 13.0 million shares, are not required to be included in the Company’s diluted share count. If, however, the Company’s average stock price per share during the corresponding periods exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, the weighted average of the resulting value in excess of the principal amount, converted to shares at the market price, is included in the Company’s weighted average diluted share count (“premium shares”).
The number of common shares issuable upon conversion of the Company’s Original Notes is reflected in the calculation of weighted average diluted earnings per share for the corresponding periods by application of the “if-converted” method to the extent their effect on the computation of earnings per share from continuing operations is dilutive. Under the “if-converted” method, net income from continuing operations is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding.
The following table summarizes the principal amounts of the Company’s outstanding convertible notes for the periods indicated, including their respective classification within the computation of earnings per share for each period (in millions):

	Years Ended December 31,
	2012	2011	2010
Dilutive:
New 4.0% Notes (1)	$105.3	$105.3	N/A
New 4.25% Notes (1)	97.0	97.0	N/A
Original 4.0% Notes (2)	9.7	9.7	115.0
Original 4.25% Notes (2)	3.0	3.0	100.0
Total principal amount, dilutive outstanding convertible notes	$215.0	$215.0	$215.0
(1)Dilutive shares associated with the New Notes are attributable to the premium over the respective conversion prices.
(2)Dilutive shares associated with the Original Notes are attributable to the underlying principal amounts.
The Company’s average stock price for the years ended December 31, 2012 and 2011 exceeded the conversion prices of the New Notes. The number of premium shares included in the Company’s diluted share count varies with fluctuations in the Company’s actual share price for the related periods. Higher share prices result in a greater number of equivalent premium shares. Details of the calculation underlying the number of premium shares included in the Company’s diluted share count for the periods indicated are as follows (in thousands, except per share amounts):

	As of and for the Year Ended December 31, 2012		As of and for the Year Ended December 31, 2011
	New 4.0% Notes	New 4.25% Notes	New 4.0% Notes	New 4.25% Notes
Principal amount	$105,322	$97,000	$105,322	$97,000
Conversion price per share	$15.76	$15.48	$15.76	$15.48
Number of conversion shares, principal amount	6,683	6,268	6,683	6,268
Weighted average actual per share price	$18.68	$18.68	$18.90	$18.88
Excess over principal amount	$19,494	$20,064	$20,968	$21,139
Weighted average equivalent premium shares	1,044	1,074	1,067	1,095

See Note 14 - Common Stock Activity.
Note 3 – Acquisitions and Other Investments
Allocations of purchase prices for acquisitions are based on estimates of the fair value of consideration paid and of the net assets acquired and are subject to adjustment upon finalization of these fair value estimates. As of December 31, 2012, the purchase prices, including the estimated fair value of contingent consideration and the related purchase price allocations for businesses acquired by the Company during 2012 were preliminary. The Company will revise its preliminary allocations if new information is obtained about the facts and circumstances existing as of the date of acquisition, which, if originally known, would have resulted in the recognition of, or adjusted fair values of, those assets and liabilities as of that date. Adjustments to the initial allocation of purchase price during the measurement period may require revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of purchase price would be as if the adjustments had been taken into account on the date of acquisition. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.
See discussion below for details of the Company's 2012 acquisitions.

2012 Acquisitions
Bottom Line Services
Effective December 1, 2012, MasTec acquired all of the issued and outstanding interests of Bottom Line Services, LLC ("BLS") for an aggregate purchase price composed of approximately $67.6 million in cash, and a five year earn-out, valued at $11.1 million as of the date of acquisition. The earn-out is equal to 20% of the excess, if any, of BLS's annual EBITDA over $17 million dollars payable annually at MasTec's election in common stock, cash or a combination, thereof.
BLS is engaged in providing natural gas and petroleum pipeline infrastructure services, primarily in eastern Texas.  Its services include pipeline and facilities construction, painting and maintenance services.  The acquisition of BLS provides MasTec with greater penetration in this key market and additional service offerings within pipeline infrastructure construction.
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

December 1, 2012
Purchase price consideration:
Cash	$67.6
Fair value of contingent consideration (earn-out liability)	11.1
Total consideration transferred	$78.7
Purchase price allocation to identifiable assets acquired and liabilities assumed:
Current assets	$36.4
Property and equipment	12.6
Trade name	2.6
Non-compete agreements	0.5
Customer relationships	24.4
Current liabilities	(10.4)
Total identifiable net assets	$66.1
Goodwill	$12.6
Total consideration allocated	$78.7

Intangible assets will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. Customer relationships and the trade name will each be amortized over a ten year life, and the non-compete agreements will be amortized over their ten year terms. Goodwill arising from the acquisition represents the estimated value of BLS's geographic presence in key high growth markets, its assembled workforce, its management team's industry-specific project management expertise and synergies expected to be achieved from the combined operations of BLS and MasTec. Estimated tax deductible goodwill was $1.6 million as of the date of acquisition.
The fair value of the earn-out obligation was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-weighted EBITDA projections. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement was estimated to be between $0 and $22 million; however, there is no maximum earn-out payment amount.
BLS's earnings have been consolidated as of the effective date of the acquisition, December 1, 2012. BLS is reported within the Company's Oil & Gas segment.

Other 2012 Acquisitions

Effective December 1, 2012, MasTec acquired all of the issued and outstanding interests of Go Green Services, LLC and all of the issued and outstanding shares of Dynamic Tower Services, Inc. ("DTS").  The earnings of both companies have been consolidated as of the effective date of the acquisitions, December 1, 2012.  Go Green was formerly a subcontractor to MasTec's oil and gas business and provides self-perform clearing and trenching services for natural gas and petroleum pipeline infrastructure construction in the Company's Oil & Gas segment.  DTS was formerly a subcontractor to MasTec's wireless business and will provide self-perform communications tower construction, installation, maintenance and other services in support of telecommunications infrastructure construction in the Company's Communications segment.
Unaudited Pro Forma Information – 2012 Acquisitions
The following unaudited supplemental pro forma results of operations include the results of operations of each of the companies acquired in 2012 described above as if each had been consolidated as of January 1, 2011, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond MasTec’s control.
The unaudited pro forma combined results of operations for the years ended December 31, 2012 and 2011 have been prepared by adjusting the historical results of MasTec to include the historical results of the acquisitions described above as if they occurred January 1, 2011. These pro forma combined historical results were then adjusted for an increase in amortization expense due to the incremental intangible assets recorded related to the acquisitions and the reduction of interest income as a result of the cash consideration paid. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

	Year Ended December 31,
	2012	2011
	(unaudited, in millions)
Revenue	$3,879.1	$2,931.1
Net income	$119.4	$112.3

Revenues of $12.9 million and net income of $0.1 million resulting from the year over year incremental impact of the Company’s 2012 acquisitions are included in MasTec’s consolidated results of operations for year ended December 31, 2012. Acquisition costs of $0.7 million incurred in connection with these acquisitions were included in general and administrative costs for the year ended December 31, 2012.
2011 Acquisitions
During the second quarter of 2011, the Company acquired certain businesses, as discussed below. During the second quarter of 2012, the Company revised its preliminary allocations for certain of these acquisitions based on information about the facts and circumstances existing as of the respective dates of such acquisitions and for purchase price adjustments based on the final net assets and net working capital, as prescribed by the relevant purchase agreements. These adjustments resulted in the recognition of, or adjusted the fair values of, certain acquired assets and liabilities, resulting in the revision of comparative prior period financial information. The effects of measurement period adjustments on the allocations of purchase prices for acquired businesses are presented in the Company's financial statements as if the adjustments had been taken into account as of the respective dates of acquisition. All changes that do not qualify as measurement period adjustments are included in current period earnings.
EC Source
In November 2010, MasTec entered into a membership interest purchase agreement and invested $10 million in exchange for a 33% voting interest in EC Source Services LLC (“EC Source”) and a two-year option (the “EC Source Merger Option”) that granted MasTec the right, but not the obligation, to acquire the entirety of EC Source’s outstanding equity pursuant to the terms of a merger agreement. EC Source is a nationally recognized full-service engineering, procurement and construction services company that installs extra high voltage (“EHV”) electrical transmission systems throughout North America.
On April 29, 2011, the Company exercised its EC Source Merger Option and, effective May 2, 2011, acquired the remaining 67% membership interest in EC Source for a total ownership percentage of 100%, for an aggregate purchase price composed of 5,129,642 shares of MasTec common stock, valued at $94.2 million, $0.3 million in cash and a five year earn-out, valued at $25.0 million as of the date of acquisition. The earn-out is equal to 20% of the excess, if any, of EC Source’s annual earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the purchase agreement, over $15 million, payable annually at MasTec’s election in common stock, cash or a combination thereof.  The MasTec shares issued on the effective date are subject to transfer restrictions, 25% of which lapsed on May 2, 2012, 25% of which will lapse on May 2, 2013, and 50% of which will lapse on May 2, 2014. In addition, the Company assumed $8.6 million of debt, which relates primarily to equipment loans payable to the former owner of EC Source, all of which remains outstanding as of December 31, 2012.
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

The following table summarizes the estimated fair value of consideration paid and the allocation of purchase price as of date of acquisition (in millions):

May 2, 2011
Purchase price consideration:
Shares transferred	$94.2
Cash	0.3
Fair value of contingent consideration (earn-out liability)	25.0
Total consideration transferred	$119.5
Fair value of equity investment	$39.6
Fair value of total consideration	$159.1
Purchase price allocation to identifiable assets acquired and liabilities assumed:
Current assets	21.0
Property and equipment	10.1
Pre-qualifications	31.3
Backlog	11.0
Non-compete agreements	1.5
Current liabilities	(13.4)
Debt	(8.6)
Deferred income taxes	(14.5)
Total identifiable net assets	$38.4
Goodwill	$120.7
Total consideration allocated	$159.1

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
EC Source’s earnings have been consolidated as of the effective date of the acquisition, May 2, 2011. Prior to the effective date of the acquisition, the Company’s investment in EC Source was accounted for under the equity method of accounting. EC Source is reported within the Company's Electrical Transmission segment.
Fabcor
Effective April 1, 2011, MasTec acquired all of the issued and outstanding shares of Fabcor TargetCo Ltd. (“Fabcor Parent” and, together with its wholly-owned Canadian subsidiaries, Fabcor 2001, Inc. and Fabcor Pipelines B.C. Inc., “Fabcor”) for an aggregate purchase price composed of approximately $24.2 million in cash, including a $1.4 million post-closing purchase price adjustment based on Fabcor’s final closing tangible net worth and net working capital, recorded in the second quarter of 2012, and a five year earn-out, valued at $16.9 million as of the date of acquisition. The earn-out is equal to 30% of the excess, if any, of Fabcor's annual EBITDA over 3.6 million Canadian dollars (approximately U.S. $3.6 million as of December 31, 2012), payable annually to the seller in cash in Canadian dollars. In addition, the Company assumed $7.0 million of debt that was repaid immediately.
Fabcor is engaged in providing natural gas and petroleum pipeline infrastructure construction services in Western Canada. Its services include: new pipeline construction; pipeline modification and replacement; river crossing construction and replacement; integrity excavation programs; well-site construction; compressor construction; gas plant construction; compressor and gas plant modifications; and plant commissioning support services. Fabcor provides MasTec the ability to expand its energy infrastructure services within the Canadian market and participate in the significant opportunities anticipated in that market in the future.
The following table summarizes the estimated fair value of consideration paid and the allocation of purchase price as of the date of acquisition (in millions):

April 1, 2011
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

Intangible assets will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to backlog was amortized over the remaining nine months of 2011. Customer relationships will be amortized over a 12 year life, and the non-compete agreements will be amortized over their 7 year terms. Goodwill arising from the acquisition represents the estimated value of Fabcor’s geographic presence in key high growth Canadian markets, its assembled workforce, its management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of Fabcor and MasTec. The estimated goodwill balance is not tax deductible.
The fair value of the earn-out obligation was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-adjusted EBITDA projections. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement was estimated to be between $0 million and $25 million; however, there is no maximum earn-out payment amount.
Fabcor’s earnings have been consolidated as of the effective date of the acquisition, April 1, 2011. Fabcor is reported within the Company's Oil & Gas segment.
Other 2011 Acquisitions
The Company made certain other acquisitions during 2011 that were not material individually or in the aggregate.
Cam Com. Effective April 1, 2011,  MasTec purchased 100% of the capital stock of Cam Communications Inc. (“Cam Com”), a Maryland company that provides telephone, cabling, engineering, construction, equipment integration, testing, wiring and computer network services to telecommunications carriers for approximately $4.4 million in cash, the assumption of $0.3 million of capital leases and a five year earn-out payable in cash equal to 20% of the excess, if any, of Cam Com’s annual EBITDA over $2.25 million, plus an additional one time cash payment of up to $1.5 million if Cam Com’s EBITDA exceeds $1.5 million for the first twelve months following the acquisition. The estimated fair value of the contingent consideration arrangements was approximately $3.0 million as of the date of the acquisition.
Optima. Effective June 1, 2011, MasTec acquired 100% of the issued and outstanding shares of Optima Network Services, Inc. (“Optima”), a wireless infrastructure services company headquartered in California, for $5.1 million in cash, plus the assumption of $2.2 million in debt, $0.8 million of which was repaid immediately. In addition, the purchase price for Optima includes a five year earn-out, equal to 20% of the excess, if any, of Optima’s annual EBITDA over $3.0 million, plus an additional one-time cash payment of up to approximately $5.0 million if Optima’s EBITDA exceeds $1.5 million in the first twelve months following the date of acquisition. The potential earn-out is payable, at MasTec’s election, in common stock, cash, or a combination thereof. The estimated fair value of the contingent consideration arrangement related to Optima was increased by $1.5 million to $3.0 million in the second quarter of 2012 to reflect additional information and analysis.
Halsted. Effective June 30, 2011, MasTec acquired 100% of the issued and outstanding capital stock of Halsted Communications, Ltd. (“Halsted”), an install-to-the-home contractor operating primarily in portions of New York, Pennsylvania and New England for $4.0 million in cash, plus the assumption of approximately $7.9 million of debt, of which $4.4 million was repaid immediately. Halsted’s primary customer is DIRECTV®. During the second quarter of 2012, $3.9 million of additional goodwill and workers compensation liabilities related to the Halsted Communications, Ltd. ("Halsted") acquisition were recorded as a result of final claims data for the pre-acquisition period.
Cam Com, Optima and Halsted are reported within the Company's Communications segment.

Unaudited Pro Forma Information – 2011 Acquisitions
The following unaudited supplemental pro forma results of operations include the results of operations of each of the companies acquired in 2011 described above as if each had been consolidated as of January 1, 2010, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond MasTec’s control.
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

Revenues of $164.7 million and net income of $11.6 million resulting from the year over year incremental impact of the Company’s 2011 acquisitions are included in MasTec’s consolidated results of operations for year ended December 31, 2012. Revenues of $265.3 million and net income of $10.8 million resulting from the Company’s 2011 acquisitions are included in MasTec’s consolidated results of operations for the year ended December 31, 2011. Acquisition costs of $1.6 million incurred in connection with these acquisitions were included in general and administrative costs for the year ended December 31, 2011.
Nsoro
On December 24, 2010, MasTec entered into an amendment to the asset purchase agreement with the seller of Nsoro, LLC ("Nsoro"), which was acquired by the Company in 2008. Under the revised terms, MasTec paid and delivered to the seller a one time $40 million cash payment plus 1,875,000 shares of MasTec common stock, which were restricted for one year from the date of issuance. These shares were valued at $27 million, based on the average market price five days before and after the terms of the amendment were agreed to and announced. The amendment significantly reduced potential future earn-out payments in exchange for upfront consideration. The total payment of upfront purchase price consideration, valued at $67 million, was recorded as additional goodwill. Future annual earn-out payments for the five years beginning in 2011 are calculated as 27.5% of domestic annualized earnings before tax in excess of $40 million, payable, at MasTec’s sole option, in either cash, shares of MasTec common stock, or any combination thereof.
Nsoro is reported within the Company's Communications segment.
Other Investments
Through a 60%-owned consolidated subsidiary, MasTec owns a 34% interest in a rock extraction business in Panama (for a net beneficial ownership interest of 20.4%). This investment, which is a component of the Company's discontinued Globetec operation, is accounted for under the equity method of accounting, and is reflected within long-term assets of discontinued operations in the consolidated financial statements. MasTec performed construction services for this investee and revenues of approximately $2.3 million, $3.7 million and $1.8 million are included within the Company's results from discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively. Receivables from this investee, which are reflected within assets held for sale in the consolidated financial statements, were approximately $3.7 million and $6.7 million as of December 31, 2012 and 2011, respectively, of which $4.3 million was classified as long term as of December 31, 2011.
The Company has certain other cost and equity method investments. None of these investments was material individually or in the aggregate as of any year presented. No impairment charges related to the Company's cost method investments nor the Company's equity method investments were recorded during the three years in the period ended December 31, 2012.
Note 4 – Discontinued Operations
DirectStar
In May 2012, Red Ventures exercised its option to acquire from the Company all of the issued and outstanding equity interests in DirectStar, which provides marketing and sales services on behalf of DIRECTV®. The sale of DirectStar to Red Ventures was consummated in June 2012. The Company sold DirectStar for a net sale price of $98.9 million in cash. The DirectStar Business is presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

The following is a summary of assets and liabilities associated with the DirectStar Business as of the dates indicated (in millions):

	May 31, 2012	December 31, 2011
Assets:
Current assets	$12.0	$9.8
Property and equipment, net	1.2	1.4
Goodwill and other intangible assets, net	104.0	101.2
Assets of discontinued operations	$117.2	$112.4
Liabilities:
Accounts payable and accrued expenses	$10.6	$9.6
Other current liabilities, including accrued earn-outs	7.4	10.6
Liabilities of discontinued operations	$18.0	$20.2

Results from discontinued operations associated with the DirectStar Business for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Revenue	$60.2	$148.5	$143.3
Income from operations before provision for income taxes	6.2	22.1	42.9
Loss on disposal before provision for income taxes	(0.2)	—	—
Provision for income taxes	$(2.3)	$(8.4)	$(16.3)
Net income from discontinued operations	$3.7	$13.7	$26.6

Globetec
In September 2012, the Company's board of directors voted to approve a plan of sale for its Globetec business. The decision to sell was made after evaluation of, among other things, short and long-term prospects of the Globetec operation. Accordingly, Globetec's projects and assets are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented, and Globetec's results of operations are presented as discontinued operations in the consolidated statements of operations for all periods presented.
As of December 31, 2012, the carrying value of the subject net assets held-for-sale was $21.7 million. This amount is comprised of total assets of $26.3 million and total liabilities of $4.6 million. For the year ended December 31, 2012, the Company recognized impairment charges of approximately $6.4 million pertaining to goodwill associated with the Globetec operation. In addition, the Company recognized additional estimated losses on disposal of approximately $6.3 million in connection with its decision to sell of the Globetec operation. This estimate was based on an evaluation of, among other things, the expected cash flows from the operation of the projects of the Globetec business, as well as the estimated net realizable value of the assets to be sold.
Management is currently in discussions with at least one potential buyer and is discussing a selling price which considers the Company's view of the estimated fair value of the net assets that have been classified as held-for-sale as of December 31, 2012. The Company's estimates are subject to change in the future. If the Company is not able to sell these projects and assets at the currently estimated selling price, the Company may incur additional losses in the future.

The following is a summary of assets and liabilities associated with the Globetec operation as of the dates as indicated (in millions):

	December 31, 2012	December 31, 2011
Assets:
Current assets	$18.6	$20.8
Property and equipment, net	2.0	2.2
Goodwill and other intangible assets, net	—	6.4
Other long-term assets	5.7	10.5
Assets of discontinued operations	$26.3	$39.9
Liabilities:
Accounts payable and accrued expenses	$0.9	$6.1
Other current liabilities	3.7	3.0
Liabilities of discontinued operations	$4.6	$9.1

Results from discontinued operations associated with Globetec for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Revenue	$18.8	$29.2	$21.7
Loss from operations before benefit from income taxes	(7.0)	(7.4)	(3.0)
Impairment of assets, disposal group, before benefit from income taxes	(12.7)	—	—
Benefit from income taxes	$6.8	$2.2	$0.7
Net loss from discontinued operations	$(12.9)	$(5.2)	$(2.3)

Included within the above results from discontinued operations for the DirectStar Business and Globetec are $0.6 million, $1.1 million and $0.9 million of depreciation and amortization for the years ended December 31, 2012, 2011, and 2010, respectively.
Note 5 - Goodwill and Other Intangible Assets
The following table sets forth information for the Company’s goodwill and intangible assets as of the dates indicated (in millions):

	December 31, 2012	Weighted Average Amortization Period	December 31, 2011	Weighted Average Amortization Period
Amortizing intangible assets: (1)
Gross carrying amount	$129.4		$95.8
Less: accumulated amortization	(58.5)		(51.3)
Amortizing intangible assets, net	$70.9	12 years	$44.5	14 years
Non-amortizing intangible assets:
Trade names	$34.9		$34.9
Pre-qualifications	31.3		31.3
Non-amortizing intangible assets	66.2		66.2
Goodwill	$820.3		$714.8
Goodwill and other intangible assets	$957.4		$825.5
(1)Consists principally of customer relationships, backlog, trade names and non-compete agreements with finite lives.
See Note 4 - Discontinued Operations for information pertaining to goodwill and other intangible assets of discontinued operations.

The following table provides a reconciliation of changes in goodwill and other intangible assets for the years indicated (in millions):

		Other Intangible Assets
	Goodwill	Non-amortizing	Amortizing	Total
Balance as of December 31, 2010	$525.6	$34.9	$36.0	$596.5
Additions from new business combinations	177.4	31.3	22.4	$231.1
Accruals of acquisition-related contingent consideration (a)	11.8			$11.8
Amortization expense			(13.9)	$(13.9)
Balance as of December 31, 2011	$714.8	$66.2	$44.5	$825.5
Additions from new business combinations	80.2	—	38.6	$118.8
Accruals of acquisition-related contingent consideration (a)	25.5			$25.5
Amortization expense			(12.2)	$(12.2)
Currency translation	(0.2)	—	—	$(0.2)
Balance as of December 31, 2012	$820.3	$66.2	$70.9	$957.4

(a)	Represents contingent consideration for acquisitions prior to January 1, 2009, which is only accrued as earned, in accordance with U.S. GAAP.

The following table provides a reconciliation of changes in goodwill by reportable segment for the years indicated (in millions):

	Communications	Electrical Transmission	Oil & Gas	Power Generation & Industrial	Total Goodwill
Balance as of December 31, 2010	$227.9	$8.8	$171.4	$117.5	$525.6
Additions from new business combinations	28.6	120.7	28.1	—	$177.4
Accruals of acquisition-related contingent consideration (a)	1.5	—	10.3	—	$11.8
Balance as of December 31, 2011	$258.0	$129.5	$209.8	$117.5	$714.8
Additions from new business combinations	36.5	—	43.7	—	$80.2
Accruals of acquisition-related contingent consideration (a)	7.7	—	17.8	—	$25.5
Currency translation	—	—	(0.2)	—	$(0.2)
Balance as of December 31, 2012	$302.2	$129.5	$271.1	$117.5	$820.3

(a)	Represents contingent consideration for acquisitions prior to January 1, 2009, which is only accrued as earned, in accordance with U.S. GAAP.
See Note 16 - Segments and Operations by Geographic Area for details pertaining to the Company's reportable segments.
Information about estimated future amortization expense associated with amortizing intangible assets, including those associated with preliminary purchase price allocations, is summarized in the following table (in millions):

Amortization Expense
2013	$16.4
2014	11.8
2015	9.0
2016	6.9
2017	5.3
Thereafter	21.5
Total	$70.9

Annual Impairment Review. Management performs its annual impairment review of goodwill and intangible assets with indefinite lives during the fourth quarter each year at the reporting unit level, which is one level below the Company's reportable segments. A reporting unit is an operating segment or one level below an operating segment, also referred to as a component. Net assets of acquired businesses and related goodwill are allocated to the corresponding reporting units upon acquisition. Management identifies its Company’s reporting units by assessing whether components have discrete financial information available and if segment management regularly reviews the operating results of that component. To the extent that two or more components are deemed economically similar, those components are aggregated into one reporting unit for purposes of the Company’s annual goodwill impairment review. No components have been aggregated for the annual impairment review.

During the years ended December 31, 2012 and 2011, the Company assessed qualitative factors to determine whether it was more likely than not that the fair value of the Company’s reporting units were less than their carrying amounts as a basis for determining whether it was necessary to perform the traditional two-step goodwill impairment test. Based on these analyses, none of the Company’s reporting units were considered more likely than not to be impaired as of December 31, 2012 or 2011. During the year ended December 31, 2010, management estimated the fair values of the Company’s reporting units using a discounted cash flow methodology, which incorporated five-year projections of revenues, operating costs and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. Management applied a discounted cash flow technique utilizing a terminal value equal to 5.5 times year five EBITDA, which is defined as income from continuing operations before non-controlling interests before interest, taxes, depreciation and amortization. The discount rate was estimated to be 8.5% per annum and represented the Company’s estimated cost of capital at the time of the analysis. A 100 basis point change in the discount rate would not have had a material impact on the results of the impairment analyses. Based upon the Company's analysis, the estimated fair values of the Company’s reporting units for its continuing operations businesses were determined to substantially exceed their carrying values for each of the three years in the period ended December 31, 2012. In September 2012, MasTec's board of directors approved a plan of sale for the Globetec business. In connection with its decision to sell Globetec, the Company recognized impairment losses of $12.7 million, including $6.4 million of goodwill impairment charges, during the third quarter of 2012.

During the year ended December 31, 2012, the Company assessed qualitative factors to determine if it was more likely than not that the fair values of its indefinite-lived intangible assets were less than their carrying amounts. For the years ended December 31, 2011 and 2010, management estimated the fair values of its indefinite-lived intangible assets based on estimates of growth rates for the related businesses and estimated future economic conditions. Based upon the results of these analyses, there were no impairments of the Company's indefinite-lived intangible assets for its continuing operations businesses in any of the years in the three year period ended December 31, 2012.

See Note 4 - Discontinued Operations for details of the Globetec discontinued operation.

Note 6 – Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments as of the dates indicated were as follows (in millions):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash surrender value of life insurance policies	$11.9	$11.9	$10.6	$10.6
Auction rate securities	14.4	14.4	13.6	13.6

Liabilities
Deferred compensation plan liabilities	$3.3	$3.3	$2.2	$2.2
Acquisition-related contingent consideration	143.6	143.6	80.5	80.5
7.625% senior notes	150.0	154.9	150.0	156.4
Original 4.0% Notes	9.7	15.9	9.7	12.5
Original 4.25% Notes	3.0	5.1	3.0	4.0
New 4.0% Notes	100.9	101.5	98.2	99.4
New 4.25% Notes	92.1	92.7	89.9	91.1

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
Deferred Compensation Plan Liabilities. Deferred compensation plan liabilities are based on employee deferrals, together with Company matching contributions, which are valued according to employee-directed investment options. The fair value of deferred compensation plan liabilities is based on quoted market prices of the underlying employees' investment selections. See Note 12 - Stock-Based Compensation and Other Employee Benefit Plans.

Acquisition-Related Contingent Consideration Acquisition-related contingent consideration in the table above represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after January 1, 2009, in accordance with U.S. GAAP. The fair value of such acquisition-related contingent consideration is based on management’s estimates and entity-specific assumptions and is evaluated on an on-going basis. The Company completed eight acquisitions during 2012 and 2011, as described in Note 3 - Acquisitions and Other Investments, most of which include earn-out agreements.
Debt. The estimated fair values of the Company’s 7.625% senior notes and Original Notes, which are measured on a nonrecurring basis, are based on quoted market prices, a Level 1 input. The estimated fair value of the debt component of the Company’s New Notes is calculated using an income approach, based on a discounted cash flow model. This method is based on management’s estimates of the Company’s market interest rate for a similar nonconvertible instrument.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2012, the Company held certain assets and liabilities required to be measured at fair value on a recurring basis. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of the dates indicated (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Assets
Cash surrender value of life insurance policies	$11.9	$11.9	—	—
Auction rate securities	$14.4	—	—	$14.4

Liabilities
Deferred compensation plan liabilities	$3.3	$3.3	—	—
Acquisition-related contingent consideration	$143.6	—	—	$143.6

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Assets
Cash surrender value of life insurance policies	$10.6	$10.6	—	—
Auction rate securities	$13.6	—	—	$13.6

Liabilities
Deferred compensation plan liabilities	$2.2	$2.2	—	—
Acquisition-related contingent consideration	$80.5	—	—	$80.5
The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs for the periods indicated (in millions).

	Auction Rate Securities
Assets	Student Loan	Structured Finance Securities	Total
Balances as of December 31, 2010	$16.4	$2.6	$19.0
Redemption or sale of securities, cost basis	(4.6)	—	(4.6)
Reversal of unrealized losses on redeemed or sold securities	0.5	—	0.5
Changes in fair value recorded in earnings	—	(0.6)	(0.6)
Changes in unrealized (losses) gains included in other comprehensive income	(0.4)	(0.3)	(0.7)
Balances as of December 31, 2011	$11.9	$1.7	$13.6
Changes in fair value recorded in earnings	—	—	—
Changes in unrealized (losses) gains included in other comprehensive income	(0.2)	1.0	0.8
Balances as of December 31, 2012	$11.7	$2.7	$14.4

Liabilities	Acquisition-Related Contingent Consideration
Balance as of December 31, 2010	$45.0
Additions from new business combinations	47.7
Payments of contingent consideration	(12.2)
Balance as of December 31, 2011	$80.5
Additions from new business combinations	66.7
Payments of contingent consideration	(3.6)
Valuation gains/losses recorded in earnings	—
Balance as of December 31, 2012	$143.6

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as equity method investments, goodwill and long-lived assets, which are initially measured at fair value, and are subsequently remeasured in the event of an impairment or other measurement event, if applicable. Except for the assets and liabilities associated with the Globetec operation, which the Company reclassified as held-for-sale in the third quarter of 2012 and the Company’s equity investment in EC Source, which was remeasured in connection with the Company’s acquisition of EC Source’s remaining equity interests in the second quarter of 2011, the Company had no significant assets or liabilities required to be measured at fair value on a nonrecurring basis as of either December 31, 2012 or 2011.
Note 7 - Securities Available For Sale
The Company’s securities available for sale consist of auction rate securities, which represent i) interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and ii) a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The net default rate as of December 31, 2012 was estimated to be 6.22%. The structured finance security is fully collateralized by investment grade credit-linked notes made up of floating rate international bank notes, which are alternatively available to cover potential claims under the credit default swap in case of forfeiture.
Due to liquidity issues in the auction rate securities market, there was insufficient observable market data to determine the fair values of the Company’s auction rate securities as of December 31, 2012 or 2011. Therefore, their respective fair values were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. The valuation of these securities is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. The following tables set forth the fair values of the Company’s auction rate securities by type of security and underlying credit rating as of the dates indicated (in millions):

	Underlying Credit Rating (1)
As of December 31, 2012	AA-	BB	CCC	Total
Student loans	$9.1	$2.6	$—	$11.7
Structured finance securities	—	—	2.7	$2.7
Total auction rate securities	$9.1	$2.6	$2.7	$14.4

	Underlying Credit Rating (1)
As of December 31, 2011	AAA	CCC	Total
Student loans	$11.9	$—	$11.9
Structured finance securities	—	1.7	$1.7
Total auction rate securities	$11.9	$1.7	$13.6

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of December 31, 2012, the yields on the Company’s auction-rate securities ranged from 1.68% to 2.37%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s governing documents. The issuers have been making interest payments when due. Total interest earned for the years ended December 31, 2012, 2011 and 2010 was $0.4 million, $0.4 million and $0.7 million, respectively.
Structured Finance Auction Rate Securities
The Company’s structured finance security, for which cumulative credit losses of $3.3 million have been recognized through December 31, 2012, had a par value of $5.0 million and a cost basis of $1.7 million as of December 31, 2012. If unrealized losses are believed to be other-than-temporary, an impairment charge is recorded. Following the sale of two of the Company’s structured finance securities as discussed below, management determined that it no longer met the criteria for intent to hold with respect to its remaining structured finance security. Accordingly, declines in this security’s cost basis are recognized in earnings. Increases are recorded in other comprehensive income, net of applicable income taxes. Unrealized gains associated with the Company's structured finance security totaled $1.0 million as of December 31, 2012.
        No other than temporary impairment losses were recognized in connection with the Company’s structured finance securities during the year ended December 31, 2012. Details of other than temporary impairment losses recognized for the periods indicated are as follows (in millions):

	For the Years Ended December 31,
	2011	2010
Total other-than-temporary impairment losses on securities available for sale	$0.6	$1.2
Less: Unrealized losses on securities available for sale, recognized in other comprehensive income	—	—
Unrealized losses on securities available for sale, recognized in earnings	$0.6	$1.2

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

Par value	$11.2
Cost basis	$6.6
Fair value	$5.7
Cumulative realized losses	$4.2
Accumulated losses in other comprehensive income, net of tax	$0.6

Student Loan Auction Rate Securities
In the second quarter of 2011, the issuer of one of the Company’s student loan auction rate securities redeemed its security at its par value of $4.6 million. In connection with the redemption, $0.5 million of cumulative unrealized losses, and the corresponding tax impact of $0.2 million, were eliminated from other comprehensive income. Management believes the temporary unrealized decline in estimated fair value as of December 31, 2012 associated with its remaining student loan auction rate securities is primarily attributable to the limited liquidity of these investments and overall market volatility. The Company expects to recover the remaining cost basis of its student loan auction rate securities, and does not intend to sell, or believe that it will more likely than not be required to sell its student loan auction rate securities before recovery of their cost basis, which may be at maturity. Cumulative gross unrealized losses on the Company’s student loan auction rate securities totaled $1.2 million and $1.0 million as of December 31, 2012 and 2011, respectively, or $0.6 million net of applicable income taxes as of both December 31, 2012 and 2011, respectively, which were reflected as a component of other comprehensive income.
Auction Rate Securities – Reconciliation of Cost Basis to Fair Value
The Company's student loan auction rate securities have been in a continuous unrealized loss position for over twelve months. The cost basis, gross cumulative unrealized (losses) gains and estimated fair values of the Company’s auction rate securities as of the dates indicated were as follows (in millions):

	December 31, 2012
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Auction rate securities – student loans	$12.9	$(1.2)	$11.7
Auction rate securities – structured finance securities	1.7	1.0	2.7
Total auction rate securities	$14.6	$(0.2)	$14.4

	December 31, 2011
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses) Gains	Fair Value
Auction rate securities – student loans	$12.9	$(1.0)	$11.9
Auction rate securities – structured finance securities	1.7	—	1.7
Total auction rate securities	$14.6	$(1.0)	$13.6

(1)
Adjusted cost basis reflects adjustments for credit and other losses recognized in earnings on our structured finance security. Cumulative adjustments to the cost basis of securities held as of both December 31, 2012 and 2011 totaled $3.3 million. Par value of securities held as of both December 31, 2012 and 2011 totaled $17.9 million.

As of December 31, 2012, contractual maturities of the Company’s student loan auction rate securities range from 15 to 35 years, and for the structured finance security, 4 years.
Note 8 - Accounts Receivable, Net of Allowance
Accounts receivable, net of allowance, which is classified as current, is composed of the following as of the dates indicated (in millions):

	December 31,
	2012	2011
Contract billings	$522.0	$395.7
Retainage	113.5	41.7
Costs and earnings in excess of billings	252.8	228.7
Accounts receivable, gross	$888.3	$666.1
Less allowance for doubtful accounts	(11.2)	(7.6)
Accounts receivable, net	$877.1	$658.5

Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Receivables expected to be collected beyond one year are recorded in other long-term assets. The Company maintains an allowance for doubtful accounts for estimated losses, both for specific customers and as a reserve against other balances, resulting from the inability of customers to make required payments. Amounts charged against the allowance primarily represent the write-off of accounts which had been fully reserved previously. Activity in the allowance for doubtful accounts for our continuing operations business for the periods indicated is as follows (in millions):

	Years Ended December 31,
	2012	2011
Allowance for doubtful accounts at beginning of year	$7.6	$8.3
Provision for doubtful accounts	6.9	2.0
Amounts charged against the allowance	(3.3)	(2.7)
Allowance for doubtful accounts at end of year	$11.2	$7.6

The Company has trade receivables for certain “pay-when-paid” projects, which provide for payment through September 2016. These receivables, which are included within assets of discontinued operations in the consolidated financial statements, have been recorded at their respective net present values, with the non-current portion recorded within long-term assets of discontinued operations. Imputed interest is recognized as interest income as earned, and is reflected within the results of operations from discontinued operations. As of December 31, 2012 and 2011, $6.3 million and $6.8 million were outstanding, respectively, with $4.3 million and $4.8 million, respectively, recorded in long-term assets of discontinued operations.
Certain of the Company’s international subsidiaries included within discontinued operations utilized the factoring of accounts receivable as short-term financing mechanisms. The amount of related receivables sold during the periods ended, or outstanding as of both December 31, 2012 and 2011, was not material.
Note 9 - Property and Equipment, Net
Property and equipment, net, including property and equipment held under capital leases, is composed of the following as of the dates indicated (in millions):

	December 31,
	2012	2011	Estimated Useful Lives (In Years)
Land	$4.8	$4.7
Buildings and leasehold improvements	15.4	12.5	5 – 40
Machinery and equipment	518.3	381.6	2 – 15
Office furniture and equipment	92.8	76.9	3 – 7
Total property and equipment	$631.3	$475.7
Less accumulated depreciation	(280.9)	(212.7)
Property and equipment, net	$350.4	$263.0

Depreciation expense from continuing operations for the years ended December 31, 2012, 2011 and 2010 was $79.8 million, $60.2 million and $44.0 million, respectively.

Note 10 - Debt
The carrying value of debt is composed of the following as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2012	2011
Credit facility	August 22, 2016	$134.0	$60.0
7.625% senior notes	February 1, 2017	150.0	150.0
New 4.0% Notes, $105.3 million principal amount	June 15, 2014	100.9	98.2
New 4.25% Notes, $97.0 million principal amount	December 15, 2014	92.1	89.9
Original 4.0% Notes	June 15, 2014	9.7	9.7
Original 4.25% Notes	December 15, 2014	3.0	3.0
Capital lease obligations, weighted average interest rate of 2.9%	In installments through June 2019	79.0	40.6
Notes payable for equipment, weighted average interest rate of 4.0%	In installments through May 2018	30.2	43.4
Total debt		$598.9	$494.8
Less current maturities		(52.6)	(34.1)
Long-term debt		$546.3	$460.7

Credit Facility
In August 2011, the Company entered into an amendment to its previous credit facility, which amended and restated the Company’s previous credit facility in its entirety, expanded maximum available borrowing capacity from $260 million to $600 million and extended the maturity date from May 2013 until August 2016. The amended Credit Facility allows the Company to borrow up to the full $600 million of availability, provided that the Company is in compliance with all of the terms and provisions of the Credit Facility.
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
The Credit Facility requires that the Company maintain a consolidated leverage ratio (as defined in the Credit Facility) at or below 3.50 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Facility) at or above 3.00 to 1.00. Subject to customary exceptions, the Credit Facility also limits the Company’s ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, capital expenditures, asset sales, debt prepayments, lien incurrence and the making of distributions on or repurchases of capital stock.
Amounts borrowed under the Credit Facility will bear interest, at the Company’s option, at a rate equal to either (a) the eurocurrency rate (as defined in the Credit Facility), plus a margin of 1.50% to 2.50%, as determined based on the Company’s consolidated leverage ratio (as defined in the Credit Facility) as of the most recent fiscal quarter, or (b) the base rate, which is equal to the highest of (i) the federal funds rate (as defined in the Credit Facility) plus 0.5%, (ii) Bank of America’s prime rate and (iii) the eurocurrency rate plus 1.00%, plus a margin of 0.50% to 1.50%, as determined based on the Company’s consolidated leverage ratio as of the most recent fiscal quarter. Financial standby letters of credit and commercial letters of credit issued under the Credit Facility are subject to a letter of credit fee of 1.50% to 2.50% and performance standby letters of credit are subject to a letter of credit fee of 0.75% to 1.25% in each case, based on the Company’s consolidated leverage ratio as of the most recent fiscal quarter. The Company must also pay a commitment fee to the lenders on any unused availability under the Credit Facility, which is equal to 0.25% to 0.45%, based on the Company’s consolidated leverage ratio as of the then most recent fiscal quarter.
As of December 31, 2012, the Company had outstanding revolving loans of $134.0 million and approximately $120.8 million of letters of credit issued under the Credit Facility. The remaining $345.2 million of Credit Facility borrowing capacity as of December 31, 2012 was available for revolving loans or up to $229.2 million of new letters of credit. As of December 31, 2011, the Company had outstanding revolving loans of $60.0 million and approximately $90.0 million of letters of credit issued under the Credit Facility. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2012 and 2011, interest on outstanding revolving loans accrued at a rate of approximately 3.95% and 2.94% per annum, respectively. As of both December 31, 2012 and 2011, interest on outstanding letters of credit accrued at either 1% or 2% per annum, based on the type of letter of credit issued, as described above. The unused facility fee as of both December 31, 2012 and 2011 was 0.35%.
The Credit Facility is guaranteed by certain of the Company’s 100%-owned direct and indirect domestic subsidiaries. It is collateralized by a first priority security interest in substantially all of the Company’s assets and the assets of its wholly-owned subsidiaries, as well as a pledge of the outstanding equity interests in certain of the Company’s operating subsidiaries. The Credit Facility also provides for customary events of default and contains cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies upon an event of default (as defined in the Credit Facility), including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Facility obligations.
Senior Convertible Notes
New Senior Convertible Notes. During the first quarter of 2011, the Company exchanged $105.3 million of its Original 4.0% Notes and $97.0 million of its Original 4.25% Notes for identical principal amounts of New 4.0% Notes and New 4.25% Notes, respectively, for an exchange fee of approximately 50 basis points, or 0.5%, of the aggregate principal amount of the notes exchanged. The terms of the New Convertible Notes are substantially identical to those of the Original Convertible Notes, except that the New Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Exchange fees of approximately $1.0 million will be recognized over the remaining life of the New Convertible Notes as interest expense. Transaction costs of approximately $0.7 million were recognized within general and administrative expenses beginning in 2010 through March 31, 2011. During 2011, an immaterial principal amount of Original Convertible Notes was converted into shares of the Company’s common stock.
The New Convertible Notes are convertible at any time during the three months immediately preceding their respective maturity dates; prior to such time, however, the New Convertible Notes are convertible only if one of the following three conditions is satisfied:

(i)
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

(ii)
if after any five consecutive trading-day period in which the trading price per $1,000 principal amount of New Convertible Notes for each trading day during such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate, then the applicable New Convertible Notes may be converted during the immediately following five business day period; or

(iii)
if the Company effects certain distributions to its shareholders or if the Company is party to a consolidation, merger, binding share exchange, or a sale, transfer, lease or other conveyance of all or substantially all of its assets, pursuant to which the Company’s common stock would be converted into or exchanged for, or would constitute solely the right to receive, cash, securities or other assets, or in the case of certain other fundamental changes, then the New Convertible Notes may be converted during the period that is 45 trading days prior to the ex-dividend date or the initial anticipated effective date of the transaction, as applicable.

The Company has divided the principal balance of the New Convertible Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an income approach, management discounted the values of the New Convertible Notes at an estimated rate of 6.73%, which represents the estimated market interest rate for a similar nonconvertible instrument as of the date of the exchange. The resulting total debt discount of $17.4 million for the New Convertible Notes will be accreted to interest expense over the remaining terms of the New Convertible Notes.  This will increase interest expense during the term of the New Convertible Notes above their 4.0% and 4.25% cash coupon interest rates to an effective interest rate of 6.73%.  As of December 31, 2012, the remaining period of amortization associated with the debt discount and related financing costs was approximately 2 years. The fair value of the common stock conversion feature is recorded as a component of shareholders’ equity.
The carrying values of the debt and equity components of the New Notes as of the dates indicated are as follows (in millions):

	December 31, 2012		December 31, 2011
	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes
Principal amount	$105.3	$97.0	$105.3	$97.0
Unamortized debt discount and financing costs	(4.4)	(4.9)	(7.1)	(7.1)
Net carrying amount of debt component	$100.9	$92.1	$98.2	$89.9
Carrying amount of equity component	$8.9	$8.5	$8.9	$8.5

The New Convertible Notes are guaranteed by the Company’s subsidiaries that guarantee the Original Convertible Notes.
Original Senior Convertible Notes. In November 2009, the Company issued $100 million of Original 4.25% Notes due December 15, 2014 in a private placement. Of this amount, $97.0 million was canceled and exchanged in the first quarter of 2011 for a like principal amount of New 4.25% Notes in connection with our debt exchange as discussed above. The Original 4.25% Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears, on June 15 and December 15 of each year. On or prior to December 12, 2014, holders may convert their Original 4.25% Notes into shares of MasTec common stock at an initial conversion rate of 64.6162 shares of MasTec common stock per $1,000 principal amount of Original 4.25% Notes, which represents an initial conversion price of approximately $15.48 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $3.7 million in financing costs were incurred in connection with the issuance of the Original 4.25% Notes. These deferred financing costs are included in other assets in the consolidated balance sheet and are being amortized over the term of the Original 4.25% Notes.
In June 2009, the Company issued $115 million of Original 4.0% Notes due June 15, 2014 in a registered offering. Of this amount, $105.3 million was canceled and exchanged in the first quarter of 2011 for a like principal amount of New 4.0% Notes in connection with our debt exchange as discussed above. The Original 4.0% Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears, on June 15 and December 15 of each year. On or prior to June 13, 2014, holders may convert their Original 4.0% Notes into shares of MasTec common stock at an initial conversion rate of 63.4417 shares of MasTec common stock per $1,000 principal amount of Original 4.0% Notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $5.4 million in financing costs were incurred in connection with the issuance of the Original 4.0% Notes, which are included in other assets in the consolidated balance sheet and are being amortized over the term of the Original 4.0% Notes.
The 4.25% and 4.0% senior convertible notes are guaranteed by certain of the Company's 100%-owned direct and indirect domestic operating subsidiaries. There are no financial covenants on these notes, however, there are certain nonfinancial provisions and covenants associated with these notes.
As of December 31, 2012, an aggregate principal amount of $12.7 million of Original Convertible Notes was outstanding.
Senior Notes
The Company has $150 million of outstanding 7.625% senior notes due February 2017, with interest due semi-annually. The Senior Notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under the Company’s Credit Facility. The indenture that governs the Senior Notes allows the Company to incur additional indebtedness to the extent that the Company’s fixed charge coverage ratio, as therein defined, is at least 2:1. The fixed charge coverage ratio is calculated as consolidated EBITDA for the most recent four fiscal quarters for which internal financial statements are available, divided by fixed charges for such four quarter period, as such terms are defined in the indenture. If the fixed charge coverage ratio is less than 2:1, the Company is still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture, capital lease obligations up to 5% of the Company’s consolidated net assets, plus an additional $50 million of indebtedness at any time the Senior Notes remain outstanding. The Senior Notes are guaranteed by certain of the Company’s operating subsidiaries.
Acquisition Debt
In connection with certain acquisitions, the Company has entered into or assumed certain debt and/or capital lease obligations. As of December 31, 2012 and 2011, $20.6 million and $29.9 million, respectively, of this acquisition-related debt remained outstanding. Except for one note with an immaterial principal balance as of December 31, 2012, there are no financial covenants associated with this acquisition-related debt.
Debt Guarantees and Covenants
The Company’s Senior Notes, New Convertible Notes and Original Convertible Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the Company's Credit Facility or other outstanding indebtedness. See supplemental financial information in Note 21 - Supplemental Guarantor Financial Information.
MasTec was in compliance with all provisions and covenants pertaining to its outstanding debt instruments as of December 31, 2012 and 2011.
Contractual Maturities of Debt Obligations
Contractual maturities of MasTec’s debt and capital lease obligations as of December 31, 2012 were as follows (in millions):

2013	$52.6
2014	233.9
2015	18.4
2016	141.6
2017	152.0
Thereafter	0.4
Total	$598.9

See Note 11 – Lease Obligations for additional information.
Interest Expense, Net
Details of interest expense, net, classified within continuing operations for the periods indicated is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Interest expense:
Contractual and other interest expense	$27.5	$26.1	$26.6
Accretion of senior convertible note discount	4.9	4.2	—
Deferred financing costs and commitment fees	5.4	4.7	3.6
Total interest expense	$37.8	$35.0	$30.2
Interest income	(0.4)	(0.5)	(1.0)
Interest expense, net	$37.4	$34.5	$29.2
Note 11 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide financing for various machinery and equipment that expire on various dates. Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. Capital lease additions are reflected in the consolidated statements of cash flows within the supplemental disclosures of non-cash information. Assets held under capital lease totaled $102.2 million and $27.7 million as of December 31, 2012 and 2011, respectively.
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

Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. These leases allow the Company to conserve cash and provide flexibility in that the Company pays a monthly rental fee for the use of related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. For operating leases with purchase options, the option to purchase equipment is at estimated fair market value. Rent expense relating to operating leases, including short term rentals, reflected within continuing operations, was approximately $222.5 million, $168.8 million and $129.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Future Lease Commitments
Minimum future lease commitments under capital leases and non-cancelable operating leases, including the effect of escalation clauses in effect as of December 31, 2012, were as follows (in millions):

	Capital Leases	Operating Leases
2013	$31.2	$37.2
2014	21.5	23.4
2015	16.5	14.6
2016	9.0	7.0
2017	3.6	4.0
Thereafter	0.4	0.8
Total minimum lease payments	$82.2	$87.0
Less amounts representing interest	(3.2)
Total capital lease obligations, net of interest	$79.0
Less current portion	(31.0)
Long term portion of capital lease obligations, net of interest	$48.0
Note 12 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has certain stock-based compensation plans with stock options and restricted share awards outstanding as of December 31, 2012: the 2003 Employee Stock Incentive Plan, as amended; the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended; and individual option and restricted stock agreements. The Directors’ Plan expired in 2004 and no future stock options can be granted under this plan. In addition, the MasTec, Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”) replaced the 1997 Non-Qualified Employee Stock Purchase Plan as of July 1, 2011. Under the 2011 ESPP, 1,000,000 shares of the Company’s common stock are available for purchase at a discount by eligible employees. Under plans currently in effect, there were a total of 3,947,895 shares available for grant as of December 31, 2012.
Restricted Share Awards
MasTec grants restricted share awards, which are valued based on the market price of MasTec common stock on the date of grant. Total unearned compensation related to restricted share awards as of December 31, 2012 was approximately $8.3 million, which is expected to be recognized over a weighted average period of approximately 2 years. The total intrinsic value, or fair value, of restricted share awards that vested, which is based on the market price on the date of vesting, was $7.3 million, $11.1 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Following is a summary of restricted share award activity during the years indicated:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2010	1,009,777	$9.32
Granted	364,784	17.06
Vested	(646,531)	8.00
Canceled/forfeited	(11,250)	9.80
Non-vested restricted shares, as of December 31, 2011	716,780	$14.45
Granted	397,623	21.22
Vested	(347,889)	12.68
Canceled/forfeited	(11,500)	15.02
Non-vested restricted shares, as of December 31, 2012	755,014	$18.82

Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. No stock options have been granted since 2006.
The following is a summary of stock option activity during the years indicated:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding as of December 31, 2010	2,588,170	$10.27	3.87	$11.2
Exercised	(1,132,396)	10.25
Canceled/forfeited	(10,000)	13.95
Options outstanding as of December 31, 2011	1,445,774	$10.25	3.16	$10.3
Options exercisable as of December 31, 2011	1,445,774	$10.25	3.16	$10.3

Options outstanding as of December 31, 2011	1,445,774	$10.25	3.16	$10.3
Exercised	(391,949)	9.46
Canceled/forfeited	—	—
Options outstanding as of December 31, 2012	1,053,825	$10.55	2.31	$15.2
Options exercisable as of December 31, 2012	1,053,825	$10.55	2.31	$15.2

(1)
Amount represents the difference between the exercise price and the market price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

All outstanding stock options were fully vested as of December 31, 2011. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, which is based on the difference between the exercise price and the market price of the Company’s stock at the date of exercise, was $5.1 million, $10.3 million and $0.8 million, respectively. Proceeds from options exercised during the years ended December 31, 2012, 2011 and 2010, totaled $3.7 million, $11.6 million and $2.6 million, respectively.
Stock Based Compensation Expense and Related Tax Benefit
     Details of stock based compensation expense and related tax benefits for the periods indicated are as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Stock based compensation expense:
Restricted share awards	$4.4	$3.6	$3.8
Stock options	—	—	0.1
Total stock based compensation expense	$4.4	$3.6	$3.9
Income tax benefit from stock based compensation:
Restricted share awards	$1.8	$3.4	$1.3
Stock options	0.7	2.9	(0.3)
Total income tax benefit from stock based compensation	$2.5	$6.3	$1.0
Excess tax benefit from stock based compensation:
Vested restricted shares (1)	$0.1	$2.1	$—
Stock options exercised (1)	0.7	5.7	—
Total excess tax benefit from stock based compensation (1)	$0.8	$7.8	$—

(1)
Excess tax benefits, which represent cash flows from tax deductions in excess of compensation expense recognized for stock options exercised and vested restricted shares, are classified as financing cash flows in the Company’s consolidated statements of cash flows.

401(k) Plan. MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 75% of their pre-tax annual compensation to the 401(k) plan. Effective January 1, 2011, MasTec increased its 100% match of employee contributions from 1% to 2.5% of the employee’s salary, capped at $2,500 per employee. Effective January 1, 2011, matching contributions are payable annually,

50% in shares of MasTec common stock and 50% in cash. During the years ended December 31, 2012, 2011 and 2010, matching contributions totaled approximately $2.1 million, $1.7 million and $0.8 million, respectively.
Deferred Compensation Plan. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. Effective January 1, 2011, MasTec increased its 100% match of employee contributions from 1% to 2.5% of the employee’s salary, capped at $2,500 per employee. Effective January 1, 2011, matching contributions are payable annually. Currently, management intends to provide for matching contributions in cash, however, matching contributions can also be provided for 50% in shares of MasTec common stock and 50% in cash, at MasTec’s election. Deferred compensation plan assets and related liabilities of approximately $3.2 million and $3.3 million are included in other long-term assets and other long-term liabilities, respectively, as of December 31, 2012. As of December 31, 2011, deferred compensation plan assets and related liabilities totaled $2.6 million and $2.2 million, respectively.
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
Note 13 – Other Retirement Plans
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
ASU 2011-09, Compensation–Retirement Benefits–Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”) requires disclosure about an employer’s participation in multi-employer pension plans. Required disclosures include significant pension plans in which companies participate, level of participation, and financial health and nature of commitments to such plans. The Pension Protection Plan (“PPA”) of 2006 was enacted as part of a comprehensive funding reform effort for multi-employer pension plans. The PPA further defined the funding rules for defined benefit pension plans and instituted certain requirements that were designed to identify and address financial problems associated with such plans. The PPA of 2006 created new funding classifications for multi-employer pension plans. Under the PPA, plans are classified as one of the following four colors based on the plan’s financial status;

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
Details of significant pension funds for the periods, and as of the dates indicated, based upon the information available to the Company from plan administrators as of December 31, 2012, are provided in the following table. Note that the table below may contain slight summation differences due to rounding.

	Company Contributions For the Years Ended December 31, (in millions)			Contributions Greater than 5% of Total Plan Contributions	Surcharge
Multi-employer Pension Plan	2012	2011	2010			Expiration Date of CBA
Pipeline Industry Pension Fund	$8.9	$6.2	$10.3	Yes	No	05/31/2014
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	6.0	4.4	4.9	No	No	01/31/2014
Laborers National Pension Fund	1.5	0.5	0.2	No	No	01/31/2014
Teamsters National Pipeline Pension Fund	1.4	—	—	(a)	(a)	01/31/2014
Eighth District Electrical Pension Fund	1.2	0.5	—	No	No	02/28/2013
West Virginia Laborers Pension Trust Fund	0.9	0.4	—	No	No	01/31/2014
Michigan Laborers Pension Fund	0.9	0.2	0.2	No	No	01/31/2014
Operating Engineers Local 324 Pension Fund	0.8	—	—	No	No	01/31/2014
New England Electrical Workers Money Purchase Plan and Trust (c) (d)	0.7	0.7	0.5	NA	NA	08/30/2012
Laborers Local Union No. 158 Pension Fund	0.6	0.7	0.4	Yes	No	01/31/2014
Laborers District Council of Western Pennsylvania Pension Fund	0.6	0.3	0.2	No	No	01/31/2014
International Brotherhood of Electrical Workers Local 1249 Pension Plan	0.6	0.3	—	No	No	05/05/2013
International Union of Operating Engineers Local 132 Pension Fund	0.5	0.3	—	No	No	01/31/2014
Operating Engineers Construction Industry and Miscellaneous Pension Fund	0.5	0.1	0.2	No	No	01/31/2014
International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware	0.5	0.5	0.3	No	No	01/31/2014
Minnesota Laborers Pension Fund	0.4	0.3	1.0	No	No	01/31/2014
National Electrical Benefit Fund	0.3	0.2	0.2	No	No	05/05/2013
Southwestern Pennsylvania and Western Maryland Teamsters and Employers Pension Fund	0.3	0.1	—	No	No	01/31/2014
National Electrical Annuity Plan (c)	0.3	0.3	0.4	NA	NA	09/05/2015
Laborers Pension Trust Fund for Northern Nevada	0.2	0.8	0.4	NA	No	01/31/2014
Operating Engineers Pension Trust Fund	—	1.2	1.0	No	No	01/31/2014
Central States, Southeast and Southwest Areas Pension Plan (b)	—	0.9	0.8	No	No	01/31/2014
Western Conference of Teamsters Pension Plan	—	0.4	0.3	No	No	01/31/2014
Other funds	2.1	1.5	1.4
Total contributions	$29.1	$20.7	$22.6

(a)	Information not available as of December 31, 2012. The Teamsters National Pipeline Pension Fund was established in 2012.

(b)
The Company’s subsidiary that participated in the Central States, Southeast and Southwest Areas Pension Plan voluntarily withdrew from this plan in November 2011. See additional discussion below and in Note 17 – Commitment and Contingencies.

(c)	These plans are defined contribution multi-employer pension plans; therefore, PPA zone status disclosures in table below are not applicable.

(d)	The collective bargaining agreement associated with the New England Electrical Workers Money Purchase Plan is under negotiation as of December 31, 2012.

			Pension Protection Act Zone Status
Multi-employer Pension Plan	EIN	Pension Plan Number	2012	As of	2011	As of	Extended Amortization Utilized	FIP/RP Status
Pipeline Industry Pension Fund	736146433	001	Green	12/31/2011	Green	12/31/2010	No	NA
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	366052390	001	Green	01/31/2012	Green	01/31/2011	No	NA
Laborers National Pension Fund	751280827	001	Green	12/31/2011	Green	12/31/2010	No	NA
Teamsters National Pipeline Pension Fund	461102851	001	(a)	(a)	NA	NA	(a)	(a)
Eighth District Electrical Pension Fund	846100393	001	Green	03/31/2012	Green	03/31/2011	Yes	Implemented
West Virginia Laborers Pension Trust Fund	556026775	001	Green	03/31/2012	Green	03/31/2011	No	NA
Michigan Laborers Pension Fund	386233976	001	Green	8/31/2012	Yellow	08/31/2011	Yes	NA
Operating Engineers Local 324 Pension Fund	381900637	001	Red	04/30/2012	Red	04/30/2011	No	Implemented
Laborers Local Union No. 158 Pension Fund	236580323	001	Green	12/31/2011	Green	12/31/2010	No	NA
Laborers District Council of Western Pennsylvania Pension Fund	256135576	001	Red	12/31/2012	Yellow	12/31/2011	No	Implemented
International Brotherhood of Electrical Workers Local 1249 Pension Plan	156035161	001	Red	12/31/2011	Red	12/31/2010	No	Implemented
International Union of Operating Engineers Local 132 Pension Fund	556015364	001	Green	03/31/2012	Green	03/31/2011	No	NA
Operating Engineers Construction Industry and Miscellaneous Pension Fund	256135579	001	Green	12/31/2011	Yellow	12/31/2010	Yes	Implemented
International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware	236405239	001	Red	12/31/2012	Green	12/31/2011	No	Pending
Minnesota Laborers Pension Fund	416159599	001	Green	12/31/2011	Green	12/31/2010	No	NA
National Electrical Benefit Fund	530181657	001	Green	12/31/2011	Green	12/31/2010	No	NA
Southwestern Pennsylvania and Western Maryland Teamsters and Employers Pension Fund	251046087	001	Red	06/30/2012	Red	06/30/2011	No	Implemented
Laborers Pension Trust Fund for Northern Nevada	880138600	001	Green	05/31/2012	Green	05/31/2011	No	NA
Operating Engineers Pension Trust Fund	946090764	001	Orange	12/31/2011	Orange	12/31/2010	No	Implemented
Central States, Southeast and Southwest Areas Pension Plan (b)	366044243	001	Red	12/31/2011	Red	12/31/2010	No	Implemented
Western Conference of Teamsters Pension Plan	916145047	001	Green	12/31/2011	Green	12/31/2010	No	NA

(a)	Information not available as of December 31, 2012. The Teamsters National Pipeline Pension Fund was established in 2012.

(b)
The Company’s subsidiary that participated in the Central States, Southeast and Southwest Areas Pension Plan voluntarily withdrew from this plan in November 2011. See additional discussion below and in Note 17 – Commitment and Contingencies.

The average number of employees covered under multi-employer plans in which the Company participates increased in 2011 due to the acquisition of EC Source. See Note 3 – Acquisitions and Other Investments. In addition, the number of union employees employed at any given time, and the plans in which they may participate, varies depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects.

Total contributions to multi-employer pension plans, and the related number of employees covered by these plans, for the periods indicated ranged as follows (dollars in millions):

	Number of Employees		Contributions to Multi-Employer Plans (in millions)
	Low	High	Pension	Post-Retirement Benefit	Total
2012	308	2,509	$27.9	$1.2	$29.1
2011	308	1,538	$19.4	$1.3	$20.7
2010	254	1,111	$21.7	$0.9	$22.6

On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, the Company recorded a withdrawal liability of $6.4 million. The Company withdrew from the Central States Plan in order to mitigate its liability in connection with the plan, which is in critical status. The Company currently does not have plans to withdraw from any other multi-employer pension plan as of December 31, 2012.
See Note 17 – Commitments and Contingencies for additional information.
Note 14 – Common Stock Activity
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
A summary of share activity for the periods indicated, which may contain slight summation differences due to rounding, is as follows (in thousands):

	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2010	78,215	—
Shares issued for stock option exercises	1,132
Shares issued for restricted stock awards	647
Other shares issued	39
Shares issued for acquisition of business	5,130
Common stock repurchases	(4,594)	4,594
Balance as of December 31, 2011	80,569	4,594
Shares issued for stock option exercises	392
Shares issued for restricted stock awards	348
Other shares issued	13
Common stock repurchases	(4,874)	4,874
Balance as of December 31, 2012	76,448	9,467
Note 15 - Income Taxes
The provision for income taxes from continuing operations for the periods indicated consists of the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$48.7	$21.9	$2.7
Foreign	0.3	0.1	—
State and local	12.4	1.3	3.3
	$61.4	$23.3	$6.0
Deferred:
Federal	$15.2	$35.0	$40.8
Foreign	1.1	(1.7)	—
State and local, net of valuation provisions	(1.6)	5.2	1.1
	$14.7	$38.5	$41.9
Provision for income taxes	$76.1	$61.8	$47.9

The benefit from income taxes from discontinued operations for the year ended December 31, 2012 was $4.5 million. The provision for income taxes from discontinued operations for the years ended December 31, 2011 and 2010 was $6.2 million and $15.6 million respectively.
The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated are as follows (in millions):

	2012	2011
Deferred tax assets:
Accrued self insurance	$22.4	$16.3
Operating loss carryforward	10.6	11.5
Compensation and benefits	8.3	12.3
Property and equipment	7.8	7.2
Bad debts	3.9	2.5
Other	9.9	9.0
Valuation allowance	(2.0)	(2.8)
Total deferred tax assets	$60.9	$56.0

Deferred tax liabilities:
Property and equipment	$70.4	$61.5
Goodwill	32.8	34.6
Other intangible assets	26.7	34.3
Gain on remeasurement of equity investee	11.1	11.1
Accounts receivable retainage	16.5	11.6
Other	19.5	14.9
Total deferred tax liabilities	$177.0	$168.0
Net deferred tax liabilities	$(116.1)	$(112.0)
Total net current and noncurrent deferred tax balances included in the Company’s consolidated balance sheets as of the dates indicated are as follows (in millions):

	2012	2011
Net current deferred tax assets	$3.3	$10.6
Net noncurrent deferred tax liabilities	(119.4)	(122.6)
Net deferred tax liabilities	$(116.1)	$(112.0)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of December 31, 2012 and 2011, valuation allowances of $2.0 million and $2.8 million have been recorded, respectively, relating primarily to foreign net operating loss carryforwards.

The Company has certain state and foreign net operating loss carryforwards, the tax effect of which is approximately $10.6 million as of December 31, 2012. The state net operating loss carryforwards, the tax effect of which is approximately $6.9 million as of December 31, 2012, may be carried forward between 5 and 20 years, depending on the jurisdiction. The tax effect of the Company’s foreign net operating loss carryforwards is approximately $3.7 million as of December 31, 2012. These foreign net operating loss carryforwards are primarily related to the Company’s Canadian operations and begin to expire in 2015.

As of December 31, 2012, the Company has not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and certain other circumstances.
A reconciliation of the U.S. statutory federal income tax rate related to pretax income from continuing operations to the effective tax rate for the years ended December 31 is as follows:

	2012	2011	2010
U.S. statutory federal rate applied to pretax income	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.4	3.5	3.2
Foreign tax rate differential	(0.4)	0.1	0.1
Non-deductible expenses	2.1	1.7	3.8
Change in state tax rate	0.2	0.2	(1.0)
Domestic production activities deduction	(1.6)	(0.9)	(0.1)
Other	1.2	0.0	1.1
Change in valuation allowance for deferred tax assets	(0.4)	(0.8)	(0.1)
Effective income tax rate	39.5%	38.8%	42.0%

An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements. Management believes that the Company has not taken material tax positions that would be deemed to be “uncertain,” therefore, the Company has not established a liability for uncertain positions for the year ended December 31, 2012.
Note 16 - Segments and Operations by Geographic Area
Reorganization and Reportable Segments

In December 2012, MasTec completed a significant management reorganization resulting in four internal groups consisting of Communications, Electrical Transmission, Oil and Gas, and Power Generation and Industrial. Each is led by a single Group President and each is a reportable segment as defined in Accounting Standards Codification ("ASC ") 280, Segment Reporting. The reorganization focused on concentrating business development efforts and resources based upon broad end-user markets for the Company's construction services. The reorganization began informally in late 2011, after the completion of five acquisitions, and continued during 2012 by hiring group management and modifying reporting lines accordingly. The combination of the entities into each of the four groups is intended to enable each group to achieve better growth, better management and better profitability by leveraging customer relationships to increase cross-selling, offering greater geographic coverage to the Company's customers and achieving higher utilization and efficiency from both employees and equipment.

For instance, the Communications Group includes the Company's install-to-the-home, wireless and wireline businesses. Management believes that integrating all of our communications businesses enhances the Company's ability to take full advantage of all of the opportunities in what has become one commingled and converging communications market. Communications Group infrastructure construction services support a continually converging set of end user services. For example, telephone companies, cable television and satellite television operators now offer bundled telephony, video, data and internet services. We believe this revised organizational structure will enable the Company to better cross-sell and grow revenues in what is now a single communications market. In addition, communications network construction and maintenance utilizes substantially the same employee skill sets and equipment to perform similar work. Management expects that a single Group President should be able to improve costs and productivity more effectively by sharing people and equipment throughout all communications projects. Accordingly, in order to realize these objectives and to maximize opportunities in a converging communications market, these businesses have been organized into a single segment under a single leader.

Segment Discussion

MasTec presents its continuing operations under five reportable segments: (1) Communications; (2) Electrical Transmission; (3) Oil & Gas; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for MasTec's labor-based construction services and has been determined in accordance with the criteria in ASC 280, Segment Reporting. All five reportable segments derive their revenues from the engineering, installation and maintenance of infrastructure, primarily in North America.

The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline communications and install to the home, and to a lesser extent, infrastructure for electrical utilities. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. MasTec also performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through the Oil & Gas segment. The Power Generation and Industrial segment primarily serves the energy and utility end markets and other end markets through the installation and construction of power plants, wind farms, solar farms, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other category primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.

The accounting policies of the reportable segments are the same as those described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies. Intercompany revenues and costs among the reportable segments are de minimus and accounted for as if the sales were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation. Eliminations between segments are included in the Eliminations reconciling column in the tables below. Intercompany revenues and costs between entities within a reportable segment are eliminated to arrive at the segment totals. The Corporate column includes amounts related to Corporate functions such as administrative costs, professional fees, and acquisition costs. Segment results include certain allocations of centralized costs such as general liability, medical and workers' compensation insurance and certain information technology costs. Income tax expense is managed by Corporate on a consolidated basis and is not allocated to the reportable segments.

Income from continuing operations before non-controlling interests before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by our management to manage our segments and, accordingly, in our segment reporting. As appropriate, we supplement the reporting of our consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. We believe these non-U.S. GAAP measures provide meaningful information that helps investors understand our financial results and assess our prospects for future performance. We use EBITDA to evaluate our performance, both internally and versus our peers, because it excludes certain items that may not be indicative of our reportable segment results, as well as items that can vary widely across different industries or among companies within the same industry. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.

Corporate EBITDA in 2012 includes the $9.6 million legal settlement reserve we recorded in the third quarter of 2012, and in 2011, includes a $29.0 million gain on the remeasurement of our initial equity interest in EC Source to its fair value upon the acquisition of the remaining interest in the company. Total Corporate assets as of December 31, 2010 included the EC Source equity investment balance of approximately $10 million. See Note 17 - Commitments and Contingencies and Note 3 – Acquisitions and Other Investments for further discussion.

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated continuing operations financial information for total MasTec in the following tables (in millions):

As of and for the year ended December 31, 2012:

	Communications	Oil & Gas	Electrical Transmission	Power Generation & Industrial	Other	Corporate	Eliminations	Continuing Operations for Consolidated MasTec
Revenue	$1,772.7	$959.0	$312.2	$668.1	$16.7	$—	$(1.9)	$3,726.8
EBITDA	$192.0	$99.4	$38.7	$32.0	$2.0	$(42.0)	$—	$322.1
Depreciation	$27.0	$39.6	$6.0	$4.1	$0.1	$3.0	$—	$79.8
Amortization	$2.1	$2.5	$5.0	$2.6	$—	$—	$—	$12.2
Total Assets	$829.2	$805.5	$309.9	$321.6	$7.0	$93.5	$15.0	$2,381.7
Capital Expenditures	$19.2	$40.3	$11.5	$5.6	$—	$2.9	$—	$79.4

As of and for the year ended December 31, 2011:

	Communications	Oil & Gas	Electrical Transmission	Power Generation & Industrial	Other	Corporate	Eliminations	Continuing Operations for Consolidated MasTec
Revenue	$1,635.1	$774.3	$198.3	$219.6	$4.8	$—	$(0.8)	$2,831.3
EBITDA	$154.3	$80.1	$28.7	$(3.2)	$0.4	$7.6	$—	$267.9
Depreciation	$22.7	$26.8	$4.0	$3.9	$0.1	$2.7	$—	$60.2
Amortization	$1.8	$4.0	$4.4	$3.7	$—	$—	$—	$13.9
Total Assets	$837.1	$494.6	$253.7	$269.4	$3.8	$94.0	$(10.2)	$1,942.4
Capital Expenditures	$23.0	$25.7	$9.3	$4.6	$—	$8.5	$—	$71.0

As of and for the year ended December 31, 2010:

	Communications	Oil & Gas	Electrical Transmission	Power Generation & Industrial	Other	Corporate	Eliminations	Continuing Operations for Consolidated MasTec
Revenue	$1,190.6	$562.6	$67.0	$325.6	$0.2	$—	$(3.0)	$2,143.0
EBITDA	$107.9	$111.3	$(3.7)	$16.9	$(1.0)	$(31.3)	$—	$200.1
Depreciation	$13.4	$20.8	$3.1	$4.3	$—	$2.4	$—	$44.0
Amortization	$0.8	$7.2	$0.1	$4.6	$—	$0.2	$—	$12.9
Total Assets	$598.3	$392.2	$38.5	$283.8	$0.9	$204.6	$(9.6)	$1,508.7
Capital Expenditures	$11.6	$10.5	$—	$3.1	$0.1	$2.5	$—	$27.8

Revenue generated by utilities customers represented 8.3%, 8.9% and 10.9% of Communications segment revenues in 2012, 2011 and 2010, respectively.

The following table, which may contain slight summation differences due to rounding, presents a reconciliation of EBITDA to consolidated income from continuing operations before provision for income taxes:

	For the Years Ended December 31,
	2012	2011	2010
EBITDA	$322.1	$267.9	$200.1
Less:
Interest expense, net	(37.4)	(34.5)	(29.2)
Depreciation	(79.8)	(60.2)	(44.0)
Amortization	(12.2)	(13.9)	(12.9)
Income from continuing operations before provision for income taxes	$192.7	$159.3	$114.1

A reconciliation of total assets for continuing operations to consolidated total assets as of the dates indicated is as follows:

	As of December 31,
	2012	2011	2010
Total assets for continuing operations	$2,381.7	$1,942.4	$1,508.7
Current assets of discontinued operations	18.6	30.6	43.1
Long-term assets of discontinued operations	7.6	121.7	104.0
Total assets	$2,407.9	$2,094.7	$1,655.8
    Foreign Operations. The Company has operations in Canada as well as in parts of Latin America and the Caribbean. For the years ended December 31, 2012, 2011 and 2010, revenues from continuing operations of $156.8 million, $91.5 million and $0.2 million, respectively, were derived from foreign operations and revenues of $3.6 billion, $2.7 billion and $2.1 billion, respectively, were derived in the United States. For the years ended December 31, 2012, 2011 and 2010, revenues within the results of operations from discontinued operations of $5.8 million, $12.4 million and $2.7 million, respectively, were derived from foreign operations, with revenues of $73.1 million, $165.3 million and $162.3 million, respectively, derived in the United States. Long-lived assets held in foreign countries include property and equipment, net of $12.9 million and $12.7 million as of December 31, 2012 and 2011, respectively, of which $1.5 million and $1.6 million, respectively, were classified within long-term assets of discontinued operations. Intangible assets and goodwill, net, of $30.5 million and $30.0 million as of December 31, 2012 and 2011, respectively, were held in foreign countries, none of which was classified within long-term assets of discontinued operations.

Significant Customers
Revenue concentration information for significant customers, as a percent of total consolidated revenue from continuing operations, is as follows:

	2012	2011	2010
Customer:
AT&T	18%	24%	22%
DIRECTV®	17%	20%	20%

Our relationship with AT&T is based upon master service agreements, other service agreements and construction/installation contracts for both AT&T's wireless and wireline businesses. AT&T activity is included in the Communications segment.

Our relationship with DIRECTV® is based upon an agreement to provide installation and maintenance services for DIRECTV®. DIRECTV® activity is included in the Communications segment.
Note 17 - Commitments and Contingencies
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
 Outstanding Legacy Litigation
The Company was pursuing claims in excess of $5 million against Aon Risk Services, Inc. of Florida ("Aon"), an insurance broker, for breach of contract and breach of fiduciary duty for the losses arising from a denial of insurance coverage. In September 2012, the parties reached an agreement whereby the Company would recover $3.5 million from Aon, which resulted in a small gain considering expenses incurred, in exchange for a release. Payment was received in October 2012, which was reflected in the Company's results of operations in the fourth quarter of 2012.
The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) and Sintel, relating to Sintel’s 2000 bankruptcy. The labor union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately $396 million as of December 31, 2012). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants.
On June 14, 2012, the Sintel trial began. As a consequence of the MasTec defendants' arguments and presentation of evidence, a meeting with the prosecutor took place on July 24, 2012. At that meeting, a tentative agreement (the “Agreement”) was reached which would result in the exoneration of the MasTec defendants and the dismissal of all the charges against them (including Jorge Mas, our Chairman). The Agreement includes an acknowledgment that the MasTec defendants acted in good faith and did not cause Sintel’s bankruptcy.
We entered into the Agreement in order to avoid significant legal fees and the potential liabilities resulting from the actions of other Spanish defendants for which MasTec may be financially responsible under a theory of subsidiary (or vicarious) liability, the uncertainty of a trial before a foreign tribunal such as the Audiencia Nacional and to eliminate management time devoted to this matter. MasTec recorded a pre-tax charge of $9.6 million in 2012 in connection with this Agreement, which is included within other expense, net, in the accompanying consolidated financial statements. As part of this Agreement, MasTec would be dismissed from the case with prejudice. This Agreement was subject to further negotiation and satisfaction of several conditions, which currently have not been met. There can be no assurance that the Agreement will be completed. A trial is expected to occur if the Agreement is not completed
Other Outstanding Litigation
During 2010 and 2011, pursuant to a written contract, the Company provided certain construction services for the City of Marathon in Marathon, Florida.  We completed those services in 2011. At the end of 2011, the Company had still not been paid for all of the work performed on the project. In December 2011, the Company filed a lawsuit seeking in excess of $6 million against the City of Marathon for breach of contract and against the City of Marathon’s engineers for professional negligence. The City of Marathon and the engineers filed answers denying liability and claiming that the Company breached the contract.  Discovery is ongoing. The Company is pursuing and will continue to vigorously pursue these claims.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. These leases allow the Company to conserve cash and provide flexibility in that we pay a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, reflected within continuing operations was approximately $222.5 million, $168.8 million and $129.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2012 and 2011, the Company had $120.8 million and $90.0 million, respectively, of letters of credit issued under its Credit Facility, of which $53.2 million and $51.4 million, respectively, pertained to certain of the Company's insurance carriers. The Company is not aware of any material claims relating to outstanding letters of credit as of December 31, 2012 or December 31, 2011.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2012, the estimated cost to complete projects secured by the Company’s $1.1 billion in performance and payment bonds was $284.5 million. As of December 31, 2011, the estimated cost to complete projects secured by the Company’s $905.7 million in performance and payment bonds was $330.0 million.
Self-Insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. As of December 31, 2012 and 2011, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $48.1 million and $39.1 million, respectively, of which $28.5 million and $22.3 million, respectively, was reflected within non-current other liabilities in the consolidated financial statements.
MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million MasTec’s liability for employee group claims as of December 31, 2012 and 2011 was $1.1 million and $1.4 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states in which the Company is self-insured. As of December 31, 2012 and 2011, these letters of credit amounted to $53.2 million and $51.4 million, respectively. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the consolidated balance sheets, amounted to $2.0 million as of both December 31, 2012 and December 31, 2011. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $9.0 million and $7.1 million as of December 31, 2012 and 2011, respectively.
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
Based upon the information available to the Company from plan administrators as of December 31, 2012, several of the multi-employer pension plans in which the Company’s subsidiaries participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose on the employers contributing to such plan a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency. The Company’s subsidiaries have been notified that certain plans to which they contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, the Company's required contributions to these plans could increase in the future. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.
On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, the Company recorded a $6.4 million withdrawal liability based on an estimate provided by the plan administrator of such liability as of the date of withdrawal. The Company withdrew from the Central States Plan in order to mitigate its liability in connection with the plan, which is in critical status; however, the plan has asserted that the PLCA members did not effectively withdraw on November 15, 2011. Although the Company believes that it legally and effectively withdrew from the plan on November 15, 2011, if the plan were to prevail in its assertion that the Company in fact withdrew after that date, then the amount of the Company’s withdrawal liability would increase. In addition, if this plan were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three year period commencing with the beginning of the calendar year during which the Company withdrew from the plan, there could be additional liability. The Company currently does not have plans to withdraw from any other multi-employer pension plan.
See Note 13 – Other Retirements Plans for additional details.

Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2012 and 2011, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
The Company had approximately 400 customers as of December 31, 2012, which included some of the largest and most prominent companies in the communications and utilities industries. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, local and long distance carriers and government entities. The industries served by MasTec’s customers include, among others: utilities (including electrical utility transmission and distribution; power generation; natural gas and petroleum pipeline infrastructure; wind farms, solar farms and other renewable energy; and industrial infrastructure) and communications (including wireless, wireline and satellite communications).
Revenue concentration information for the Company's top ten customers, as a percent of total consolidated revenue from continuing operations, is as follows:

	2012	2011	2010
Revenue from top ten customers	64%	71%	72%

See Note 16 - Segments and Operations by Geographic Area for significant customer revenue concentration information.
Note 19 - Related Party Transactions
MasTec leases employees to a customer, in which Jorge Mas and Jose Mas own a minority interest. For the years ended December 31, 2012, 2011 and 2010, MasTec charged approximately $527,000, $480,000, and $463,000 respectively, to the customer. As of December 31, 2012 and 2011, receivables of $907,000 and $860,000, respectively, attributable to this arrangement were outstanding. The Company also provides satellite communication services to this customer. For the years ended December 31, 2012, 2011 and 2010, revenues relating to this customer were approximately $1,214,000, $1,123,000 and $979,000, respectively. As of December 31, 2012 and 2011, receivables from this arrangement of approximately $1,232,000 and $775,000, respectively, were outstanding.
The Company charters an aircraft from a third party which leases two of its aircraft from entities in which Jorge Mas and Jose Mas have an ownership interest. MasTec paid this unrelated chartering company approximately $2,000, $66,000 and $560,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and Jose Mas. For the year ended December 31, 2012, the Company paid lease payments of approximately $44,000 in connection with this property. For each of the two years in the period ended December 31, 2011, the Company paid lease payments of approximately $48,000 in connection with this property.
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
Split Dollar and Deferred Bonus Agreements
MasTec has a split dollar agreement with Jorge Mas. Under this agreement, MasTec is the sole owner and beneficiary of each of the policies subject to the agreement and upon the death of the insured or insureds under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured or insureds, excluding surrender charges. Upon termination of the agreement, Jorge Mas, or in the case of a second to die policy, the second to die of Jorge Mas and his wife have an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200 million. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. In connection with the split dollar agreements for Jorge Mas, MasTec paid approximately $284,000 for each of the three years in the period ended December 31, 2012.
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
MasTec also has a split dollar agreement and a deferred bonus agreement with Jose Mas. The split dollar agreement provides that one or more life insurance policies may be subject to the agreement. At this time, however, the only policy subject to the agreement is the one acquired pursuant to the original agreement, which is in an aggregate face amount of $11 million. MasTec is the sole owner and beneficiary of any policy subject to the agreement, and upon the death of the insured, MasTec is entitled to receive a portion of the death benefit equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured, excluding surrender charges. Upon termination of the agreement, Jose Mas has an option to purchase each policy, subject to the agreement for a purchase price equal to the greater of the amounts referenced above. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. For the years ended December 31, 2012 and 2011, MasTec did not make any payments in connection with the split dollar agreement for Jose Mas. For the year ended December 31, 2010, MasTec paid approximately $115,000 in connection with the split dollar agreement for Jose Mas.
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
The Company adjusts the value of life insurance policies associated with the split dollar agreements each period based on their current cash surrender values. The estimated fair value of these life insurance policies of $8.7 million and $7.9 million as of December 31, 2012 and 2011, respectively, is included in other assets in the consolidated balance sheets.
Note 20 – Quarterly Information (Unaudited)
The following table presents unaudited quarterly operating results for the years ended December 31, 2012 and 2011 (in millions, except per share data). The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and notes thereto.

	2012 Quarter Ended				2011 Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenue	$738.3	$988.9	$1,067.3	$932.3	$573.6	$709.9	$816.2	$731.6
Income from continuing operations before non-controlling interests	11.7	31.2	36.1	37.6	16.3	43.4	30.8	7.0
Income (loss) from discontinued operations	2.5	(1.1)	(9.3)	(1.3)	4.8	1.1	1.0	1.6
Net income attributable to MasTec	$14.2	$30.1	$26.8	$36.3	$21.1	$44.5	$31.8	$8.6
Basic earnings (loss) per share (a)
Continuing operations	$0.15	$0.39	$0.47	$0.50	$0.21	$0.52	$0.36	$0.08
Discontinued operations	0.03	(0.01)	(0.12)	(0.02)	0.06	0.01	0.01	0.02
Total basic earnings per share	$0.18	$0.37	$0.35	$0.48	$0.27	$0.53	$0.37	$0.10
Diluted earnings (loss) per share (a)
Continuing operations	$0.14	$0.38	$0.45	$0.46	$0.20	$0.50	$0.35	$0.08
Discontinued operations	0.03	(0.01)	(0.12)	(0.02)	0.06	0.01	0.01	0.02
Total diluted earnings per share	$0.17	$0.37	$0.34	$0.45	$0.26	$0.51	$0.36	$0.10
(a) Note that due to rounding differences, the sum of the Company’s quarterly earnings per share in a given year may not be the same as the Company’s year to date earnings per share for the same period. In addition, earnings per share calculations may contain slight summation differences due to rounding. See Note 2 – Earnings per Share.
During the years ended December 31, 2012 and 2011, the Company acquired certain businesses. As a result, the quarterly results of 2012 may not be comparable with those of 2011. See Note 3 - Acquisitions and Other Investments for details of the Company's recently acquired businesses.
In June 2012, the Company sold its DirectStar business. Additionally, in September 2012, MasTec's board of directors approved a plan of sale for the Globetec business. In connection with its decision to sell Globetec, the Company recognized impairment losses of $12.7 million during the third quarter of 2012. DirectStar and Globetec are presented as discontinued operations in the consolidated financial statements for all periods presented. See Note 4 - Discontinued Operations.
In addition, the Company recorded a $9.6 million legal settlement reserve in 2012 in connection with the Sintel legal matter and a $29.0 million gain on the remeasurement of its equity investment of EC Source in the second quarter of 2011. The Company also recorded a $6.4 million charge resulting from the Company's voluntarily withdrawal from a multi-employer pension plan. See Note 3 - Acquisitions and Other Investments and Note 17 - Commitments and Contingencies.
Note 21 – Supplemental Guarantor Financial Information
The Senior Notes, New Convertible Notes and Original Convertible Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Company's Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”).  The Company's subsidiaries organized outside of the U.S. and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes, New Convertible Notes and Original Convertible Notes. The subsidiary guarantees with respect to the Senior Notes, New Convertible Notes and Original Convertible Notes are subject to release in certain customary circumstances including upon the sale of a majority of the capital stock or substantially all of the assets of the subsidiary guarantor; if the guarantee under our Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
The following supplemental financial information sets forth the condensed consolidating balance sheets and the condensed consolidating statements of operations and comprehensive income and cash flows for the parent company (MasTec, Inc.), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the eliminations necessary to arrive at the information for the Company as reported on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among MasTec, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Investments in subsidiaries are accounted for using the equity method for this presentation.  Information for periods prior to 2011 is not presented as MasTec, Inc. is a holding company with no independent assets or operations, and the Company's subsidiaries that did not guarantee the Senior Notes, New Convertible Notes and Original Convertible Notes were minor in all periods prior to 2011, individually and in the aggregate, as such term is defined under the rules and regulations of the SEC.

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$980,104	$48,373	$—	$1,028,477
Current assets of discontinued operations	—	13,836	4,755	—	18,591
Property and equipment, net	—	338,974	11,381	—	350,355
Goodwill and other intangible assets, net	—	926,712	30,729	—	957,441
Net investments in and advances to (from) consolidated affiliates	854,993	172,534	(21,779)	(1,005,748)	—
Other assets	7,702	37,640	80	—	45,422
Long-term assets of discontinued operations	—	4,711	2,937	—	7,648
Total assets	$862,695	$2,474,511	$76,476	$(1,005,748)	$2,407,934
Liabilities and Shareholders’ Equity
Current liabilities	$22	$678,301	$22,810	$—	$701,133
Current liabilities of discontinued operations	—	574	3,995	—	4,569
Long-term debt	—	546,262	61	—	546,323
Other liabilities	—	273,198	20,776	—	293,974
Total liabilities	$22	$1,498,335	$47,642	$—	$1,545,999
Total shareholders’ equity	$862,673	$976,176	$28,834	$(1,005,748)	$861,935
Total liabilities and shareholders’ equity	$862,695	$2,474,511	$76,476	$(1,005,748)	$2,407,934

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2011 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$744,868	$53,328	$—	$798,196
Current assets of discontinued operations	—	22,572	8,036	—	30,608
Property and equipment, net	—	251,948	11,059	—	263,007
Goodwill and other intangible assets, net	—	793,832	31,635	—	825,467
Net investments in and advances to (from) consolidated affiliates	811,982	117,963	(41,830)	(888,115)	—
Other assets	7,119	47,580	1,033	—	55,732
Long-term assets of discontinued operations	—	114,378	7,317	—	121,695
Total assets	$819,101	$2,093,141	$70,578	$(888,115)	$2,094,705
Liabilities and Shareholders’ Equity
Current liabilities	—	533,906	29,265	—	563,171
Current liabilities of discontinued operations	—	20,912	8,362	—	29,274
Long-term debt	—	460,603	87	—	460,690
Other liabilities	—	209,225	21,138	—	230,363
Total liabilities	$—	$1,224,646	$58,852	$—	$1,283,498
Total shareholders’ equity	$819,101	$868,495	$11,726	$(888,115)	$811,207
Total liabilities and shareholders’ equity	$819,101	$2,093,141	$70,578	$(888,115)	$2,094,705

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$3,538,288	$188,501	$—	$3,726,789
Costs of revenue, excluding depreciation and amortization	—	3,074,031	165,164	—	3,239,195
Depreciation and amortization	2	89,626	2,330	—	91,958
General and administrative expenses	1,665	145,831	10,028	—	157,524
Interest expense, net	—	37,378	(2)	—	37,376
Other expense, net	—	7,838	179	—	8,017
(Loss) income from continuing operations before provision for income taxes	$(1,667)	$183,584	$10,802	$—	$192,719
Benefit (provision) for income taxes	675	(74,440)	(2,315)	—	(76,080)
(Loss) income from continuing operations before non-controlling interests	$(992)	$109,144	$8,487	$—	$116,639
(Loss) income from discontinued operations, net of tax	—	(7,390)	(1,833)	—	(9,223)
Equity in income from subsidiaries, net of tax	108,408	—	—	(108,408)	—
Net income (loss)	$107,416	$101,754	$6,654	$(108,408)	$107,416
Net loss attributable to non-controlling interests	—	—	(10)	—	(10)
Net income (loss) attributable to MasTec, Inc.	$107,416	$101,754	$6,664	$(108,408)	$107,426
Comprehensive income (loss)	$107,416	$102,275	$8,578	$(108,408)	$109,861

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2011 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,726,618	$104,674	$—	$2,831,292
Costs of revenue, excluding depreciation and amortization	—	2,360,578	99,168	—	2,459,746
Depreciation and amortization	—	71,905	2,246	—	74,151
General and administrative expenses	2,530	125,136	4,928	—	132,594
Interest expense, net	—	34,391	75	—	34,466
Gain on remeasurement of equity interest in acquiree	—	(29,041)	—	—	(29,041)
Other expense (income), net	—	224	(128)	—	96
(Loss) income from continuing operations before provision for income taxes	$(2,530)	$163,425	$(1,615)	$—	$159,280
Benefit (provision) for income taxes	989	(64,395)	1,582	—	(61,824)
(Loss) income from continuing operations before non-controlling interests	$(1,541)	$99,030	$(33)	$—	$97,456
Income (loss) from discontinued operations, net of tax	—	10,007	(1,491)	—	8,516
Equity in income from subsidiaries, net of tax	107,513	—	—	(107,513)	—
Net income (loss)	$105,972	$109,037	$(1,524)	$(107,513)	$105,972
Net loss attributable to non-controlling interests	—	—	(29)	—	(29)
Net income (loss) attributable to MasTec, Inc.	$105,972	$109,037	$(1,495)	$(107,513)	$106,001
Comprehensive income (loss)	$105,972	$108,877	$(3,154)	$(107,513)	$104,182

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(1,254)	$151,866	$21,523	$—	$172,135
Cash flows provided by (used in) investing activities:
Cash paid for acquisitions, net, including contingent consideration	$—	$(151,736)	$(1,402)	$—	$(153,138)
Capital expenditures	—	(77,744)	(1,942)	—	(79,686)
Proceeds from sale of assets	—	7,385	—	—	7,385
Proceeds from disposal of business, net	—	97,728	—	—	97,728
Investments in life insurance policies	(284)	—	—	—	(284)
Net cash used in investing activities	$(284)	$(124,367)	$(3,344)	$—	$(127,995)
Cash flows (used in) provided by financing activities:
Proceeds from credit facility	$—	$959,183	$—	$—	$959,183
Repayments of credit facility	—	(885,183)	—	—	(885,183)
Repayments of other borrowings	—	(21,455)	—	—	(21,455)
Proceeds from book overdrafts	—	116	—	—	116
Payments of capital lease obligations	—	(21,034)	(26)	—	(21,060)
Proceeds from stock options exercises and other share-based awards	5,013	—	—	—	5,013
Excess tax benefit from stock-based compensation	—	759	—	—	759
Purchases of treasury stock	(75,000)	—	—	—	(75,000)
Payments of financing costs	—	(117)	—	—	(117)
Net financing activities and advances (to) from consolidated affiliates	71,525	(58,181)	(13,344)	—	—
Net cash provided by (used in) financing activities	$1,538	$(25,912)	$(13,370)	$—	$(37,744)
Net increase (decrease) in cash and cash equivalents	—	1,587	4,809	—	6,396
Net effect of currency translation on cash	—	—	91	—	91
Cash and cash equivalents - beginning of period	—	16,240	4,040	—	20,280
Cash and cash equivalents - end of period	$—	$17,827	$8,940	$—	$26,767
Cash and cash equivalents of discontinued operations	$—	$275	$110	$—	$385
Cash and cash equivalents of continuing operations	$—	$17,552	$8,830	$—	$26,382

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2011 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(939)	$21,729	$(14,964)	$—	$5,826
Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	$(31,236)	$(44,716)	$(9,443)	$—	$(85,395)
Capital expenditures	—	(71,615)	(95)	—	(71,710)
Proceeds from sale of assets	—	5,887	340	—	6,227
Proceeds from sale or redemption of investments	—	4,600	—	—	4,600
Investments in life insurance policies	(284)	—	—	—	(284)
Net cash used in investing activities	$(31,520)	$(105,844)	$(9,198)	$—	$(146,562)
Cash flows (used in) provided by financing activities:
Proceeds from credit facility	$—	$370,411	$—	$—	$370,411
Repayments of credit facility	—	(310,411)	—	—	(310,411)
Repayments of other borrowings	—	(13,956)	—	—	(13,956)
Proceeds from book overdrafts	—	14,906	—	—	14,906
Payments of capital lease obligations	—	(16,422)	(36)	—	(16,458)
Proceeds from stock options exercises and other share-based awards	12,542	—	—	—	12,542
Excess tax benefit from stock-based compensation	—	7,766	—	—	7,766
Purchases of treasury stock	(75,000)	—	—	—	(75,000)
Payments of financing costs	—	(6,589)	—	—	(6,589)
Net financing activities and advances (to) from consolidated affiliates	94,917	(122,573)	27,656	—	—
Net cash provided by (used in) financing activities	$32,459	$(76,868)	$27,620	$—	$(16,789)
Net (decrease) increase in cash and cash equivalents	—	(160,983)	3,458	—	(157,525)
Net effect of currency translation on cash	—	—	201	—	201
Cash and cash equivalents - beginning of period	—	177,223	381	—	177,604
Cash and cash equivalents - end of period	$—	$16,240	$4,040	$—	$20,280
Cash and cash equivalents of discontinued operations	$—	$11,386	$1,488	$—	$12,874
Cash and cash equivalents of continuing operations	$—	$4,854	$2,552	$—	$7,406

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance to management and to our Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s evaluation and the criteria set forth by COSO, our Chief Executive Officer, Chief Financial Officer and management concluded that our internal control over financial reporting was effective as of December 31, 2012.
BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2012 and has expressed an unqualified opinion thereon.
Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
MasTec, Inc.
Coral Gables, Florida
We have audited MasTec, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MasTec, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MasTec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MasTec, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Certified Public Accountants
Miami, Florida
February 28, 2013

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.
We have adopted a code of ethics that applies to our principal officer, principal financial officer, principal accounting officer, or persons performing similar functions. We have posted our code of ethics on our website (www.mastec.com) as Appendix E to the MasTec Personal Responsibility Code, and it is available to any person upon request. We intend to post any amendments to, or any waivers from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or any other person performing a similar function, on our website. See also Item 1. “Business – Available Information.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans existing as of December 31, 2012, which include: the MasTec, Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”); the 2003 Employee Stock Incentive Plan, as amended; the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended; and individual option agreements. Our shareholders approved the 2011 ESPP, 2003 Employee Stock Incentive Plan, as amended and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended. We did not award any stock options during the year ended December 31, 2012.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,053,825	(1)	$10.55	3,947,895	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	1,053,825			3,947,985

(1)
Represents 903,825 shares issuable under the 2003 Employee Stock Incentive Plan, as amended and 150,000 shares issuable under the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended.

(2)
Under the 2003 Employee Stock Incentive Plan, as amended and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended, 1,505,439 shares and 1,562,334 shares, respectively, remain available for future issuance. Under the 2011 ESPP, 880,122 shares remain available for issuance.

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
The other information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 55 through 97.
2.    Financial Statement Schedules - Schedule II - Valuation and Qualifying Accounts.
3.    Exhibits including those incorporated by reference:

Exhibits	Description
2.2*++	Membership Interest Purchase Agreement, dated May 24, 2012, by and among MasTec North America, Inc., DirectStar TV, LLC, Red Ventures, LLC and the other parties thereto.
3.1	Composite Articles of Incorporation of MasTec, Inc. filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.
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

10.2+
Amended and Restated 2003 Stock Incentive Plan for Non–Employees as amended and restated as of January 1, 2006, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with SEC on April 6, 2006 and incorporated by reference herein.

10.3+	Deferred Fee Plan for Directors dated December 19, 2005, filed as Exhibit 10.38 to our Form 8–K filed with the SEC on December 23, 2005 and incorporated by reference herein.
10.4+
Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.5+
Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.6
Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.7
Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.8+	MasTec, Inc. Deferred Compensation Plan filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2008 and incorporated by reference herein.
10.9
Stock Purchase Agreement executed on May 30, 2008 and dated as of May 1, 2008, between MasTec North America, Inc., as buyer, and Alan B. Roberts, as seller filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.

10.10+
Employment Agreement between MasTec, Inc. and C. Robert Campbell executed on October 27, 2009 filed as Exhibit 10.69 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.11+
Split-Dollar Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009 filed as Exhibit 10.70 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.12+
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

10.15
Purchase Agreement, dated November 3, 2009, by and among MasTec, Inc., Precision Acquisition, LLC, Precision Pipeline LLC, Precision Transport Company, LLC, PPL Management, Inc., Michael Daniel Murphy, Steven R. Rooney, Angela D. Murphy and Karen K. Rooney filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 4, 2009 and incorporated by reference herein.

10.16+
Employment Agreement executed on January 26, 2010 between MasTec, Inc. and Robert Apple filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.17
Asset Purchase Agreement as amended through December 24, 2010, by and among NSORO, LLC, NSORO MasTec, LLC, and Darrell J. Mays Filed as Exhibit 10.43 to our Annual Report in Form 10-K filed with the SEC on February 23, 2011 and incorporated by reference herein.

10.18+	MasTec, Inc. 2011 Employee Stock Purchase Plan filed as Annex A to Schedule 14A filed with the SEC on March 23, 2011 and incorporated by reference herein.
10.19
Agreement and Plan of Merger, dated as of November 16, 2010, by and among MasTec, Inc., EC Source Services, LLC and the other parties thereto, filed as Exhibit 10.44 to our Quarterly Report Form 10-Q filed with the SEC on May 4, 2011 and incorporated by reference herein.

10.20+
Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan filed as Exhibit 10.1 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.

10.21+
Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan for Non-Employees filed as Exhibit 10.2 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.

10.22+	Amendment to the MasTec, Inc. 2011 Employee Stock Purchase Plan, filed as Exhibit 10.4 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.
10.23
Third Amended and Restated Credit Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto, filed as Exhibit 10.29 to our Annual Report on Form 10-K/A, filed on June 22, 2012, and incorporated herein by reference.

10.24
Consolidated, Amended and Restated Subsidiary Guaranty Agreement, dated as of August 22, 2011, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.25
Security Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.26
Fourth Amended, Restated and Consolidated Pledge Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.27
Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated September 8, 2011 filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2011 and incorporated herein by reference.

10.28	MasTec, Inc. Annual Incentive Plan for Executive Officers Plan, filed with the SEC on March 29, 2012 as Annex A to our Definitive Proxy Statement on Schedule 14A, and incorporated herein by reference.
10.29
Separation Agreement, dated December 31, 2012, by and between MasTec, Inc. and Ray Harris, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the with the SEC on January 4, 2013 and incorporated herein by reference.

10.30+
Employment Agreement, dated April 18, 2007, by and between MasTec, Inc. and Jose R. Mas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 20, 2007 and incorporated herein by reference.

10.31+
Employment Agreement, dated as of January 1, 2008, by and between MasTec, Inc. and Alberto de Cardenas, filed as Exhibit 10.53 to our Annual Report on Form 10-K filed with the SEC on February 28, 2008 and incorporated by reference herein.

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21*	Subsidiaries of MasTec, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Valuation Firm.
31.1*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
______________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*	Filed herewith.

+	Management contract or compensation plan arrangement.

++
The schedules and exhibits to the Membership Interest Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Charges		(Deductions)		Balance at End of Period
Year ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$7.6	$6.9	(1)	$(3.3)	(2)	$11.2
Provision for inventory obsolescence	2.2	2.3	(3)	(2.5)	(4)	2.0
Unrealized losses on securities available for sale	1.0	—		(0.8)	(5)	0.2
Valuation allowance for deferred tax assets	2.8	0.5	(6)	(1.3)	(7)	2.0
Total	$13.6	$9.7		$(7.9)		$15.4
Year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$8.3	$2.0	(1)	$(2.7)	(2)	$7.6
Provision for inventory obsolescence	0.4	3.1	(3)	(1.3)	(4)	2.2
Unrealized losses on securities available for sale	0.8	0.7	(8)	(0.5)	(9)	1.0
Valuation allowance for deferred tax assets	5.6	0.4	(6)	(3.2)	(7)	2.8
Total	$15.1	$6.2		$(7.7)		$13.6
Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$10.2	$2.7	(1)	$(4.6)	(2)	$8.3
Provision for inventory obsolescence	0.1	0.3	(3)	—		0.4
Unrealized losses on securities available for sale	3.0	—		(2.2)	(10)	0.8
Valuation allowance for deferred tax assets	5.4	0.2	(6)	—		5.6
Total	$18.7	$3.2		$(6.8)		$15.1

(1)	Provision for doubtful accounts.

(2)	Write-offs and reversals of uncollectible accounts.

(3)	Provision for inventory obsolescence.

(4)	Inventory write-offs.

(5)	The increase in unrealized gains recorded in other comprehensive income.

(6)	Increase in the foreign tax loss carryforward.

(7)	Decrease in valuation allowance for deferred tax assets is due primarily to the utilization of tax loss carryforwards and other tax benefits.

(8)	Unrealized losses and reductions to unrealized gains recorded in other comprehensive income.

(9)	Represents reversal of unrealized losses upon redemption of security.

(10)	Represents credit and other losses recognized in earnings, net of reversal of unrealized losses upon sale of securities and unrealized gains recognized in other comprehensive income.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 28, 2013.

MASTEC, INC.

/s/ JOSE R. MAS
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. ROBERT CAMPBELL
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2013.

/s/ JORGE MAS	Chairman of the Board of Directors
Jorge Mas

/s/ JOSE R. MAS	Chief Executive Officer and Director
Jose R. Mas	(Principal Executive Officer)

/s/ C. ROBERT CAMPBELL	Chief Financial Officer
C. Robert Campbell	(Principal Financial and Accounting Officer)

/s/ ERNST N. CSISZAR	Director
Ernst N. Csiszar

/s/ ROBERT J. DWYER	Director
Robert J. Dwyer

/s/ FRANK E. JAUMOT	Director
Frank E. Jaumot

/s/ JULIA L. JOHNSON	Director
Julia L. Johnson

/s/ JOSE S. SORZANO	Director
Jose S. Sorzano

/s/ JOHN VAN HEUVELEN	Director
John Van Heuvelen

Exhibit Index

2.2	Membership Interest Purchase Agreement, dated May 24, 2012, by and among MasTec North America, Inc., DirectStar TV, LLC, Red Ventures, LLC and the other parties thereto.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of MasTec, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Valuation Firm.
31.1	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.
31.2	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.
32.1	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase.