Form 10-Q
period 2013-03-31
MASTEC INC
filed 2013-05-02
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Commission File Number 001-08106
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

Large accelerated filer	☑		Non-accelerated filer	☐

Accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
    Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of April 29, 2013, MasTec, Inc. had 76,824,401 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC
FORM 10-Q
QUARTER ENDED MARCH 31, 2013

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2013	2012
Revenue	$918,648	$738,257
Costs of revenue, excluding depreciation and amortization	791,499	652,247
Depreciation and amortization	31,753	20,717
General and administrative expenses	48,885	37,304
Interest expense, net	10,045	8,951
Loss on extinguishment of debt	5,624	—
Other income, net	(826)	(461)
Income from continuing operations before provision for income taxes	$31,668	$19,499
Provision for income taxes	(12,348)	(7,804)
Income from continuing operations before non-controlling interests	$19,320	$11,695
Discontinued operations (See Note 4 – Discontinued Operations):
(Loss) income from discontinued operations, net of tax	$(947)	$2,475
Net income	$18,373	$14,170
Net income (loss) attributable to non-controlling interests	3	(2)
Net income attributable to MasTec, Inc.	$18,370	$14,172
Earnings per share (1) (See Note 2 - Earnings Per Share):
Basic earnings (loss) per share:
Continuing operations	$0.25	$0.15
Discontinued operations	(0.01)	0.03
Total basic earnings per share	$0.24	$0.18
Basic weighted average common shares outstanding	76,608	80,615
Diluted earnings (loss) per share:
Continuing operations	$0.23	$0.14
Discontinued operations	(0.01)	0.03
Total diluted earnings per share	$0.22	$0.17
Diluted weighted average common shares outstanding	84,094	83,901

(1)	Earnings per share tables may contain summation differences due to rounding.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2013	2012
Net income	$18,373	$14,170
Foreign currency translation (losses) gains	(824)	1,123
Unrealized gains on available for sale securities:
Unrealized gains on available for sale securities, before tax	359	416
Less:
Provision for income taxes	(138)	(170)
Unrealized gains on available for sale securities, net of tax	$221	$246
Comprehensive income	$17,770	$15,539
Comprehensive income (loss) attributable to non-controlling interests	3	(2)
Comprehensive income attributable to MasTec, Inc.	$17,767	$15,541

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$109,247	$26,382
Accounts receivable, net of allowance	902,426	877,131
Inventories	70,395	83,939
Current deferred tax assets, net	9,945	3,276
Prepaid expenses and deposits	28,678	30,550
Other current assets	4,967	7,496
Current assets of discontinued operations	20,091	18,591
Total current assets	$1,145,749	$1,047,365
Property and equipment, net	383,174	350,378
Goodwill	824,014	824,707
Other intangible assets, net	132,885	137,100
Available for sale auction rate securities	14,767	14,408
Other assets	32,607	31,013
Long-term assets of discontinued operations	7,670	7,648
Total assets	$2,540,866	$2,412,619
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$49,284	$52,596
Accounts payable	360,649	398,713
Accrued salaries and wages	43,129	31,368
Accrued taxes payable	22,473	17,488
Accrued insurance	20,526	21,754
Other accrued expenses	12,685	11,548
Acquisition-related contingent consideration, current	33,300	19,216
Billings in excess of costs and earnings	104,601	123,435
Other current liabilities	42,574	29,699
Current liabilities of discontinued operations	2,508	4,569
Total current liabilities	$691,729	$710,386
Acquisition-related contingent consideration, net of current portion	116,179	135,712
Long-term debt	685,390	546,323
Long-term deferred tax liabilities, net	122,597	119,388
Other liabilities	39,316	38,875
Total liabilities	$1,655,211	$1,550,684
Commitments and contingencies (See Note 17)
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued shares - 86,256,387 and 85,915,552 as of March 31, 2013 and December 31, 2012, respectively	8,626	8,592
Capital surplus	809,082	803,166
Retained earnings	219,285	200,915
Accumulated other comprehensive loss	(6,104)	(5,501)
Treasury stock, at cost; 9,467,286 shares as of both March 31, 2013 and December 31, 2012	(150,000)	(150,000)
Total MasTec, Inc. shareholders’ equity	$880,889	$857,172
Non-controlling interests	$4,766	$4,763
Total shareholders’ equity	$885,655	$861,935
Total liabilities and shareholders’ equity	$2,540,866	$2,412,619

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$18,373	$14,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,753	20,954
Stock-based compensation expense	2,357	993
Excess tax benefit from stock-based compensation	(903)	(97)
Non-cash interest expense	2,239	2,128
Write-off of unamortized financing costs on redeemed debt	1,508	—
Provision for doubtful accounts	3,302	548
Provision for losses on construction projects, net	(252)	(4,240)
Provision for inventory obsolescence	284	—
Gain on sale of assets	(683)	(324)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(28,497)	(1,724)
Inventories	12,167	216
Deferred tax assets and liabilities, net	(3,492)	10,222
Other assets, current and non-current portion	6,811	1,760
Accounts payable and accrued expenses	(4,844)	7,319
Billings in excess of costs and earnings	(19,596)	(14,335)
Other liabilities, current and non-current portion	11,289	5,855
Net cash provided by operating activities	$31,816	$43,445
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net, including contingent consideration	(9,656)	(4,498)
Capital expenditures	(25,851)	(14,097)
Proceeds from sale of assets	3,411	2,014
Net cash used in investing activities	$(32,096)	$(16,581)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of 4.875% senior notes	400,000	—
Repayment of 7.625% senior notes	(150,000)	—
Proceeds from credit facility	231,600	166,700
Repayments of credit facility	(365,600)	(195,950)
Repayments of other borrowings	(7,683)	(5,323)
(Repayments of) proceeds from book overdrafts	(5,970)	10,433
Payments of capital lease obligations	(11,438)	(4,185)
Proceeds from stock option exercises and other share-based awards	2,838	1,218
Excess tax benefit from stock-based compensation	903	97
Payments for debt extinguishment, call premiums	(4,116)	—
Payments of financing costs	(6,852)	(52)
Net cash provided by (used in) financing activities	$83,682	$(27,062)
Net increase (decrease) in cash and cash equivalents	83,402	(198)
Net effect of currency translation on cash	(60)	49
Cash and cash equivalents - beginning of period	26,767	20,280
Cash and cash equivalents - end of period	$110,109	$20,131
Cash and cash equivalents of discontinued operations	$862	$4,286
Cash and cash equivalents of continuing operations	$109,247	$15,845

Supplemental cash flow information:
Interest paid	$10,720	$6,423
Income taxes paid, net of refunds	$8,245	$1,884
Receipt of inventory prepaid in prior year	$—	$12,005
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$23,002	$3,914
Equipment acquired under financing arrangements	$14,569	$—

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
Basis of Presentation
The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2012 contained in the Company’s most recent Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading.
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
Significant Accounting Policies
Except for adoption of the accounting pronouncements discussed below, there have been no material changes to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

New accounting pronouncements
Recently Issued Accounting Standards, Not Adopted as of March 31, 2013
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”).  The objective of ASU 2013-05 is to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company is currently evaluating the potential impact of this ASU on its condensed unaudited consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-04”). The objective of ASU 2013-04 is to resolve diversity in practice by providing guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation.  ASU 2013-05 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Retrospective application is required for all periods presented. The Company is currently evaluating the potential impact of this ASU on its condensed unaudited consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The amendment requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, disclosure is required, either on the face of the statement where net income is presented or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new requirements are effective for public companies in interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 as of January 1, 2013 did not have an impact on the Company's condensed unaudited consolidated financial statements.

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

The following table provides details of the Company’s earnings per share calculations for the periods indicated (in thousands, except per share amounts). The table below may contain summation differences due to rounding.

	For the Three Months Ended March 31,
	2013	2012
Basic
Net income attributable to MasTec:
Net income from continuing operations	$19,317	$11,695
Net (loss) income from discontinued operations	(947)	2,477
Basic net income attributable to MasTec	$18,370	$14,172
Weighted average shares outstanding	76,608	80,615
Basic earnings (loss) per share:
Continuing operations	$0.25	$0.15
Discontinued operations	(0.01)	0.03
Total basic earnings per share	$0.24	$0.18
Diluted
Net income attributable to MasTec:
Basic net income from continuing operations	$19,317	$11,695
Interest expense on Original 4.0% Notes, net of tax	58	58
Interest expense on Original 4.25% Notes, net of tax	19	19
Diluted net income from continuing operations	$19,394	$11,772
Net (loss) income from discontinued operations	(947)	2,477
Diluted net income attributable to MasTec	$18,447	$14,249
Shares:
Basic weighted average shares outstanding	76,608	80,615
Dilutive common stock equivalents	785	813
Dilutive premium shares, New 4.0% Notes	3,010	809
Dilutive premium shares, New 4.25% Notes	2,885	858
Dilutive shares, Original 4.0% Notes	612	612
Dilutive shares, Original 4.25% Notes	194	194
Diluted weighted average shares outstanding	84,094	83,901
Diluted earnings (loss) per share:
Continuing operations	$0.23	$0.14
Discontinued operations	(0.01)	0.03
Total diluted earnings per share	$0.22	$0.17

There were no weighted average anti-dilutive common stock equivalents from restricted share awards for the three months ended March 31, 2013. For the three month periods ended March 31, 2012, a total of 10,962 weighted average anti-dilutive common stock equivalents from restricted share awards were not included in the Company’s diluted earnings per share calculations.
The Company’s Board of Directors authorized a $150 million share repurchase plan in 2011, under which the Company repurchased 4.6 million shares of common stock for $75.0 million during the year ended December 31, 2011. During the year ended December 31, 2012, the Company repurchased an additional 4.9 million shares under this plan for an aggregate purchase price of $75.0 million, which completed the share repurchase plan. The repurchased shares are held in the Company’s treasury.
Senior Convertible Notes – Diluted Share Impact
The Company has $215 million of outstanding convertible notes, including $105.3 million of new 4.0% senior convertible notes (the “New 4.0% Notes”) and $97.0 million of new 4.25% senior convertible notes (the “New 4.25% Notes” and, together with the New 4.0% Notes, the “New Convertible Notes”). The Company also holds $9.6 million of original 4.0% senior convertible notes and $3.0 million of original 4.25% senior convertible notes, (the “Original 4.0% Notes” and the “Original 4.25% Notes,” respectively and, collectively, the “Original Convertible Notes”). The New Notes have an optional physical (common share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof plus accrued interest in cash, the conversion shares underlying the outstanding principal amount of the New Convertible Notes, totaling approximately 13.0 million shares, are not required to be included in the Company’s diluted share count. If, however, the Company’s average stock price per share during the corresponding periods exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, the weighted average of the resulting value in excess of the principal amount, converted to shares at the market price, is included in the Company’s weighted average diluted share count (“premium shares”). See Note 10 - Debt of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.
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
The following table, which may contain summation differences due to rounding, summarizes the principal amounts of the Company’s outstanding convertible notes for the periods indicated, including their respective classification within the computation of earnings per share for each period (in millions):

	For the Three Months Ended March 31,
	2013	2012
Dilutive:
New 4.0% Notes (1)	$105.3	$105.3
New 4.25% Notes (1)	97.0	97.0
Original 4.0% Notes (2)	9.6	9.7
Original 4.25% Notes (2)	3.0	3.0
Total principal amount, dilutive outstanding convertible notes	$215.0	$215.0
(1)Dilutive shares associated with the New Convertible Notes are attributable to the premium over the respective conversion prices.
(2)Dilutive shares associated with the Original Convertible Notes are attributable to the underlying principal amounts.
The Company’s average stock price for the three month periods ended March 31, 2013 and 2012 exceeded the conversion prices of the New Convertible Notes. The number of premium shares included in the Company’s diluted share count varies with fluctuations in the Company’s actual share price for the related periods. Higher share prices result in a greater number of equivalent premium shares. Details of the calculation underlying the number of premium shares included in the Company’s diluted share count for the periods indicated are as follows (in thousands, except per share amounts):

	As of and for the Three Months Ended March 31, 2013		As of and for the Three Months Ended March 31, 2012
	New 4.0% Notes	New 4.25% Notes	New 4.0% Notes	New 4.25% Notes
Principal amount	$105,322	$97,000	$105,322	$97,000
Conversion price per share	$15.76	$15.48	$15.76	$15.48
Number of conversion shares, principal amount	6,683	6,268	6,683	6,268
Weighted average actual per share price	$28.68	$28.68	$17.93	$17.93
Excess over principal amount	$86,316	$82,735	$14,512	$15,390
Weighted average equivalent premium shares	3,010	2,885	809	858

See Note 14 - Common Stock Activity.
Note 3 – Acquisitions and Other Investments
Allocations of purchase prices for acquisitions are based on estimates of the fair value of consideration paid and of the net assets acquired and are subject to adjustment upon finalization of these fair value estimates. In December 2012, the Company acquired certain businesses, as discussed below and in Note 3 - Acquisitions and Other Investments of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, the purchase prices, including the estimated fair value of contingent consideration and the related purchase price allocations for these acquisitions were preliminary. During the three months ended March 31, 2013, the Company revised its preliminary allocations for certain of these acquisitions based on new information about the facts and circumstances existing as of the respective dates of such acquisitions, and, for purchase price adjustments, based on the final net assets and net working capital of the businesses acquired, as prescribed in the relevant purchase agreements. These adjustments resulted in the recognition of, or adjusted the fair values of, certain assets acquired and liabilities assumed, which resulted in the revision of comparative prior period financial information. The effect of measurement period adjustments on the allocations of purchase price for the respective acquisitions is as if the adjustments had been taken into account as of the dates of such acquisitions. All changes that do not qualify as measurement period adjustments are included in current period earnings.
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

BLS is reported within the Company's oil and gas segment.

Other 2012 Acquisitions

Effective December 1, 2012, MasTec acquired all of the issued and outstanding interests of Go Green Services, LLC and all of the issued and outstanding shares of Dynamic Tower Services, Inc. ("DTS").  The earnings of both companies have been consolidated as of the effective date of the acquisitions, December 1, 2012.  Go Green was formerly a subcontractor to MasTec's oil and gas business and provides self-perform clearing and trenching services for natural gas and petroleum pipeline infrastructure construction in the Company's oil and gas segment.  DTS was formerly a subcontractor to MasTec's wireless business and will provide self-perform communications tower construction, installation, maintenance and other services in support of telecommunications infrastructure construction in the Company's communications segment.

Revenues of $43.1 million and net income of $1.8 million resulting from the year over year incremental impact of the Company’s 2012 acquisitions are included in MasTec’s consolidated results of operations for three month period ended March 31, 2013.

2011 Acquisitions

In the second quarter of 2011, the Company acquired certain businesses, as discussed below and in Note 3 - Acquisitions and Other Investments of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. During the first quarter of 2013, the Company remeasured the contingent consideration liability for EC Source Services LLC ("EC Source") using currently available facts and circumstances, including recent and expected future performance, which resulted in an increase in EC Source's expected future earn-out liability. EC Source is reported within the Company's electrical transmission segment. In addition, the contingent consideration liability for Optima Network Services, Inc. ("Optima") was remeasured and settled in full during the first quarter of 2013 as a result of an amendment to the Optima purchase agreement effective February 28, 2013. Optima is reported within the Company's communications segment. The adjustments to the EC Source and Optima earn-out liabilities were recorded within other expense and other income, respectively, during the three month period ended March 31, 2013.

Other Investments
Through a 60%-owned consolidated subsidiary, MasTec owns a 34% interest in a rock extraction business in Panama (for a net beneficial ownership interest of 20.4%). This investment, which is a component of the Company's discontinued Globetec operation, is accounted for under the equity method of accounting, and is reflected within long-term assets of discontinued operations in the condensed unaudited consolidated financial statements. MasTec has performed construction services for this investee. No revenues were recognized for the three months ended March 31, 2013. Revenues of approximately $0.8 million are included within the Company's results from discontinued operations for the three months ended March 31, 2012. Receivables from this investee, which are reflected within assets held for sale in the condensed unaudited consolidated financial statements, were approximately $3.7 million as of both March 31, 2013 and December 31, 2012.
The Company has certain other cost and equity method investments. None of these investments was material individually or in the aggregate for any period presented. No impairment charges related to the Company's cost method investments nor the Company's equity method investments were recorded during the three month periods ended March 31, 2013 or 2012.
Note 4 – Discontinued Operations
DirectStar
In May 2012, Red Ventures exercised its option to acquire from the Company all of the issued and outstanding equity interests in DirectStar, which provides marketing and sales services on behalf of DIRECTV®. The sale of DirectStar to Red Ventures was consummated in June 2012 for a net sale price of $98.9 million in cash. DirectStar is presented as a discontinued operation in the Company’s condensed unaudited consolidated financial statements for all periods presented.

Results from discontinued operations associated with DirectStar for the period indicated were as follows (in millions):

For the Three Months Ended March 31, 2012
Revenue	$34.9
Income from operations before provision for income taxes	5.5
Loss on disposal before provision for income taxes	—
Provision for income taxes	$(2.1)
Net income from discontinued operations	$3.4

Globetec
In September 2012, the Company's board of directors approved a plan of sale for its Globetec business. The decision to sell was made after evaluation of, among other things, short and long-term prospects of the Globetec operation. Accordingly, Globetec's projects and assets are reflected as assets and liabilities of discontinued operations in the condensed unaudited consolidated balance sheets for all periods presented, and Globetec's results of operations are presented as discontinued operations in the condensed unaudited consolidated statements of operations for all periods presented.
As of March 31, 2013, the carrying value of the subject net assets held-for-sale was $25.3 million. This amount is composed of total assets of $27.8 million and total liabilities of $2.5 million. During the year ended December 31, 2012, the Company recognized impairment charges of approximately $6.4 million pertaining to goodwill and intangible assets associated with the Globetec operation. In addition, the Company recognized additional estimated losses on disposal of approximately $6.3 million during the year ended December 31, 2012 in connection with its decision to sell the Globetec operation. This estimate was based on an evaluation of, among other things, the expected cash flows from the operation of the projects of the Globetec business, as well as the estimated net realizable value of the assets to be sold.
Management is currently in discussions with a potential buyer and is discussing a selling price which considers the Company's view of the estimated fair value of the net assets that have been classified as held-for-sale as of March 31, 2013. The Company's estimates are subject to change in the future. If the Company is not able to sell these projects and assets at the currently estimated selling price, the Company may incur additional losses in the future.

The following table, which may contain summation differences due to rounding, is a summary of assets and liabilities associated with the Globetec operation as of the dates as indicated (in millions):

	March 31, 2013	December 31, 2012
Assets:
Current assets	$20.1	$18.6
Property and equipment, net	2.0	2.0
Goodwill and other intangible assets, net	—	—
Other long-term assets	5.7	5.7
Assets of discontinued operations	$27.8	$26.2
Liabilities:
Accounts payable and accrued expenses	$0.3	$0.9
Other current liabilities	2.2	3.7
Liabilities of discontinued operations	$2.5	$4.6
See Note 8 - Accounts Receivable, Net of Allowance regarding long-term receivables of discontinued operations.

The following table, which may contain summation differences due to rounding, presents results from discontinued operations associated with Globetec for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2013	2012
Revenue	$6.3	$5.4
Loss from operations before benefit from income taxes	(1.2)	(1.5)
Impairment of assets, disposal group, before benefit from income taxes	—	—
Benefit from income taxes	$0.2	$0.6
Net loss from discontinued operations	$(0.9)	$(0.9)

Included within the above results from discontinued operations for DirectStar and Globetec is $0.2 million of depreciation and amortization for the three month period ended March 31, 2012.
Note 5 - Goodwill and Other Intangible Assets
The following table, which may contain summation differences due to rounding, sets forth information for the Company’s goodwill and intangible assets as of the dates indicated (in millions):

	March 31, 2013	December 31, 2012
Amortizing intangible assets: (1)
Gross carrying amount	$129.4	$129.5
Less: accumulated amortization	(62.5)	(58.5)
Amortizing intangible assets, net	$66.8	$71.0
Non-amortizing intangible assets:
Trade names	$34.7	$34.8
Pre-qualifications	31.3	31.3
Non-amortizing intangible assets	66.0	66.1
Goodwill	$824.0	$824.7
Goodwill and other intangible assets	$956.9	$961.8
(1)Consists principally of customer relationships, backlog, trade names and non-compete agreements with finite lives.
During the first quarter of 2013, the Company recorded a $4.7 million post-closing purchase price adjustment for the DTS acquisition based on DTS's final closing tangible net worth and net working capital, as prescribed in the related purchase agreement, which resulted in the revision of comparative financial information as of December 31, 2012. See Note 3 - Acquisitions and Other Investments.

See Note 4 - Discontinued Operations for information pertaining to goodwill and other intangible assets of discontinued operations.
The following table, which may contain summation differences due to rounding, provides a reconciliation of changes in goodwill and other intangible assets for the periods indicated (in millions):

		Other Intangible Assets
	Goodwill	Non-amortizing	Amortizing	Total
Balance as of December 31, 2011	$714.8	$66.2	$44.5	$825.5
Accruals of acquisition-related contingent consideration (a)	$—			$—
Amortization expense			$(2.8)	$(2.8)
Balance as of March 31, 2012	$714.8	$66.2	$41.7	$822.7

Balance as of December 31, 2012	$824.7	$66.1	$71.0	$961.8
Accruals of acquisition-related contingent consideration (a)	—			$—
Amortization expense			(4.2)	$(4.2)
Currency translation adjustments	(0.7)	(0.1)	—	$(0.8)
Balance as of March 31, 2013	$824.0	$66.0	$66.8	$956.9

(a)	Represents contingent consideration for acquisitions prior to January 1, 2009, which is only accrued as earned, in accordance with U.S. GAAP.
The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions):

	Communications	Electrical Transmission	Oil and Gas	Power Generation and Industrial	Total Goodwill
Balance as of December 31, 2011	$258.0	$129.5	$209.7	$117.6	$714.8
Accruals of acquisition-related contingent consideration (a)	—	—	—	—	$—
Balance as of March 31, 2012	$258.0	$129.5	$209.7	$117.6	$714.8

Balance as of December 31, 2012	$306.8	$129.5	$270.8	$117.6	$824.7
Accruals of acquisition-related contingent consideration (a)	—	—	—	—	$—
Currency translation adjustments	—	—	(0.7)	—	$(0.7)
Balance as of March 31, 2013	$306.8	$129.5	$270.1	$117.6	$824.0
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

Carrying amounts and estimated fair values of financial instruments as of the dates indicated were as follows (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash surrender value of life insurance policies	$12.8	$12.8	$11.9	$11.9
Auction rate securities	14.8	14.8	14.4	14.4

Liabilities:
Deferred compensation plan liabilities	$3.9	$3.9	$3.3	$3.3
Acquisition-related contingent consideration	142.6	142.6	143.6	143.6
4.875% senior notes	400.0	397.0	—	—
7.625% senior notes	—	—	150.0	154.9
Original 4.0% Notes	9.6	18.1	9.7	15.9
Original 4.25% Notes	3.0	5.8	3.0	5.1
New 4.0% Notes	101.6	103.4	100.9	101.5
New 4.25% Notes	92.7	94.8	92.1	92.7

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
Deferred Compensation Plan Liabilities. Deferred compensation plan liabilities are based on employee deferrals, together with Company matching contributions, which are valued according to employee-directed investment options. The fair value of deferred compensation plan liabilities is based on quoted market prices of the employees' underlying investment selections.
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
Debt. The estimated fair values of the Company’s 4.875% senior notes, 7.625% senior notes and Original Convertible Notes, which are measured on a nonrecurring basis, are based on quoted market prices, a Level 1 input. During the first quarter of 2013, the Company repurchased and redeemed all of its outstanding 7.625% senior notes. See Note 10 - Debt. The estimated fair value of the debt component of the Company’s New Convertible Notes is calculated using an income approach, based on a discounted cash flow model. This method is based on management’s estimates of the Company’s market interest rate for a similar nonconvertible instrument.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2013, the Company held certain assets and liabilities required to be measured at fair value on a recurring basis. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of the dates indicated (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of March 31, 2013	Level 1	Level 2	Level 3
Assets
Cash surrender value of life insurance policies	$12.8	$12.8	—	—
Auction rate securities	$14.8	—	—	$14.8

Liabilities
Deferred compensation plan liabilities	$3.9	$3.9	—	—
Acquisition-related contingent consideration	$142.6	—	—	$142.6

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Assets
Cash surrender value of life insurance policies	$11.9	$11.9	—	—
Auction rate securities	$14.4	—	—	$14.4

Liabilities
Deferred compensation plan liabilities	$3.3	$3.3	—	—
Acquisition-related contingent consideration	$143.6	—	—	$143.6
The following tables, which may contain summation differences due to rounding, provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs for the periods indicated (in millions):

	Auction Rate Securities
Assets	Student Loan	Structured Finance Securities	Total
Balance as of December 31, 2011	$11.8	$1.7	$13.5
Changes in fair value recorded in earnings	—	—	—
Unrealized gains included in other comprehensive income	$0.2	$0.3	$0.5
Balance as of March 31, 2012	$12.0	$2.0	$14.0

Balance as of December 31, 2012	$11.7	$2.7	$14.4
Changes in fair value recorded in earnings	—	—	—
Unrealized gains included in other comprehensive income	—	0.4	0.4
Balance as of March 31, 2013	$11.7	$3.0	$14.8

Liabilities	Acquisition-Related Contingent Consideration
Balance as of December 31, 2011	$79.3
Payments of contingent consideration	—
Valuation gains (losses) recorded in earnings	—
Balance as of March 31, 2012	$79.3

Balance as of December 31, 2012	$143.6
Payments of contingent consideration	(0.6)
Valuation gains (losses) recorded in earnings	—
Currency translation adjustments included in other comprehensive income	(0.4)
Balance as of March 31, 2013	$142.6

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as equity method investments, goodwill and long-lived assets, which are initially measured at fair value, and are subsequently remeasured in the event of an impairment or other measurement event, if applicable. Except for the Company's 7.625% senior notes, which the Company repurchased and redeemed during the first quarter of 2013, and the assets and liabilities associated with the Globetec operation, which the Company reclassified as held-for-sale in the third quarter of 2012, the Company had no significant assets or liabilities required to be measured at fair value on a nonrecurring basis as of either March 31, 2013 or December 31, 2012. Refer to Note 10 - Debt and Note 4 - Discontinued Operations.
Note 7 - Securities Available For Sale
The Company’s securities available for sale consist of auction rate securities, which represent (i) interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and (ii) a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The net default rate as of March 31, 2013 was estimated to be 6.22%. The structured finance security is fully collateralized by investment grade credit-linked notes made up of floating rate international bank notes, which are alternatively available to cover potential claims under the credit default swap in case of forfeiture.
Due to liquidity issues in the auction rate securities market, there was insufficient observable market data to determine the fair values of the Company’s auction rate securities as of March 31, 2013 or December 31, 2012. Therefore, their respective fair values were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. The valuation of these securities is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. The following tables, which may contain summation differences due to rounding, set forth the fair values of the Company’s auction rate securities by type of security and underlying credit rating as of the dates indicated (in millions):

	Underlying Credit Rating (1)
As of March 31, 2013	AA-	BB	CCC	Total
Student loans	$9.2	$2.6	$—	$11.7
Structured finance securities	—	—	3.0	$3.0
Total auction rate securities	$9.2	$2.6	$3.0	$14.8

	Underlying Credit Rating (1)
As of December 31, 2012	AA-	BB	CCC	Total
Student loans	$9.2	$2.6	$—	$11.7
Structured finance securities	—	—	2.7	$2.7
Total auction rate securities	$9.2	$2.6	$2.7	$14.4

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.
The weighted average yields on the Company’s auction-rate securities ranged from 1.43% to 2.46% for the three months ended March 31, 2013. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s governing documents.
Auction Rate Securities – Reconciliation of Cost Basis to Fair Value
The Company's student loan auction rate securities have been in a continuous unrealized loss position for over twelve months. The following table, which may contain summation differences due to rounding, presents the cost basis, gross cumulative unrealized (losses) gains and estimated fair values of the Company’s auction rate securities as of the dates indicated (in millions):

	March 31, 2013
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Auction rate securities – student loans	$12.9	$(1.1)	$11.7
Auction rate securities – structured finance securities	1.7	1.3	3.0
Total auction rate securities	$14.6	$0.2	$14.8

	December 31, 2012
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Auction rate securities – student loans	$12.9	$(1.1)	$11.7
Auction rate securities – structured finance securities	1.7	0.9	2.7
Total auction rate securities	$14.6	$(0.2)	$14.4

(1)
Adjusted cost basis reflects adjustments for credit and other losses recognized in earnings on our structured finance security. Cumulative adjustments to the cost basis of securities held as of both March 31, 2013 and December 31, 2012 totaled $3.3 million. Par value of securities held as of both March 31, 2013 and December 31, 2012 totaled $17.9 million.

As of March 31, 2013, contractual maturities of the Company’s student loan auction rate securities ranged from 15 to 35 years, and for the structured finance security, was 4 years.

Note 8 - Accounts Receivable, Net of Allowance
The following table, which may contain summation differences due to rounding, provides details of accounts receivable, net of allowance, which is classified as current (in millions).

	March 31, 2013	December 31, 2012
Contract billings	$468.4	$522.1
Retainage	111.0	113.5
Costs and earnings in excess of billings	337.8	252.8
Accounts receivable, gross	$917.2	$888.3
Less allowance for doubtful accounts	(14.7)	(11.2)
Accounts receivable, net	$902.4	$877.1

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

The Company has trade receivables for certain “pay-when-paid” projects, which provide for payment through March 2018. These receivables, which are included within assets of discontinued operations in the condensed unaudited consolidated financial statements, have been recorded at their respective net present values, with the non-current portion recorded within long-term assets of discontinued operations. Imputed interest is recognized as interest income as earned, and is reflected within the results of operations from discontinued operations. As of March 31, 2013 and December 31, 2012, $6.1 million and $6.3 million were outstanding, respectively. Of these amounts, approximately $4.2 million and $4.3 million are long-term as of March 31, 2013 and December 31, 2012, respectively. See Note 4 - Discontinued Operations.
Certain of the Company’s international subsidiaries included within discontinued operations utilized factoring of accounts receivable as a short-term financing mechanism. The amounts of related receivables sold during the periods ended, or outstanding as of both March 31, 2013 and December 31, 2012, were not material.
Note 9 - Property and Equipment, Net
The following table, which may contain summation differences due to rounding, provides details of property and equipment, net, including property and equipment held under capital leases, as of the dates indicated (in millions):

	March 31, 2013	December 31, 2012
Land	$4.8	$4.8
Buildings and leasehold improvements	15.5	15.4
Machinery and equipment	565.3	518.3
Office furniture and equipment	100.5	92.8
Total property and equipment	$686.2	$631.3
Less accumulated depreciation and amortization	(303.0)	(280.9)
Property and equipment, net	$383.2	$350.4

Depreciation and amortization expense associated with property and equipment of the Company's continuing operations businesses for the three month periods ended March 31, 2013 and 2012 was $27.6 million and $17.9 million, respectively. See Note 4 - Discontinued Operations for information pertaining to property and equipment of discontinued operations.

Note 10 - Debt
The following table, which may contain summation differences due to rounding, provides details of the carrying value of debt as of the dates indicated (in millions):

Description	Maturity Date	March 31, 2013	December 31, 2012
Credit facility	August 22, 2016	$—	$134.0
4.875% senior notes	March 15, 2023	400.0	—
7.625% senior notes	February 1, 2017	—	150.0
New 4.0% Notes, $105.3 million principal amount	June 15, 2014	101.6	100.9
New 4.25% Notes, $97.0 million principal amount	December 15, 2014	92.7	92.1
Original 4.0% Notes	June 15, 2014	9.6	9.7
Original 4.25% Notes	December 15, 2014	3.0	3.0
Capital lease obligations, weighted average interest rate of 2.9%	In installments through January 2020	94.3	79.0
Notes payable for equipment, weighted average interest rate of 2.8%	In installments through June 2018	33.4	30.2
Total debt		$734.7	$598.9
Less current maturities		(49.3)	(52.6)
Long-term debt		$685.4	$546.3

4.875% Senior Notes
On March 18, 2013, the Company issued $400 million of 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”) in a registered public offering. The 4.875% Senior Notes bear interest at a rate of 4.875% per annum, payable on March 15 and September 15 of each year, commencing on September 15, 2013. The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt.  The 4.875% Senior Notes, as well as the Company's senior convertible notes described below, are effectively junior to MasTec's secured debt, including the Company's credit facility, to the extent of the value of the assets securing that debt.  The 4.875% Senior Notes are guaranteed on an unsecured unsubordinated basis by MasTec's direct and indirect 100%-owned domestic subsidiaries that guarantee the Company's credit facility.
The Company has the option to redeem all or a portion of the 4.875% Senior Notes at any time on or after March 15, 2018 at the redemption prices set forth in the indenture that governs the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) plus accrued and unpaid interest, if any, to the redemption date. At any time prior to March 15, 2018, the Company may redeem all or a part of the 4.875% Senior Notes at a redemption price equal to 100% of the principal amount of 4.875% Senior Notes redeemed plus an applicable premium, as defined in the 4.875% Senior Notes Indenture, and accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to March 15, 2016, the Company may redeem up to 35% of the principal amount of the 4.875% Senior Notes using the net cash proceeds of one or more sales of the Company's capital stock, as defined in the 4.875% Senior Notes Indenture, at a redemption price of 104.875% of the principal amount, plus accrued and unpaid interest to the redemption date.
The 4.875% Senior Notes Indenture, among other things, generally limits the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to (i) incur additional debt and issue preferred stock, (ii) create liens, (iii) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (iv) place limitations on distributions from certain subsidiaries, (v) issue guarantees, (vi) issue or sell the capital stock of certain subsidiaries, (vii) sell assets, (viii) enter into transactions with affiliates and (ix) effect mergers. The 4.875% Senior Notes Indenture provides for customary events of default, as well as customary remedies upon an event of default, as defined in the 4.875% Senior Notes Indenture, including acceleration of repayment of outstanding amounts.
Approximately $7.0 million in financing costs were incurred in connection with the issuance of the 4.875% Senior Notes. These deferred financing costs are included in other long-term assets in the condensed unaudited consolidated financial statements and will be amortized over the term of the 4.875% Senior Notes using the effective interest method. The Company used a portion of the proceeds from the 4.875% Senior Notes offering to fund the repurchase and redemption of the Company's $150 million principal amount of 7.625% senior notes due 2017 (the “7.625% Senior Notes”), discussed below, and to repay the outstanding balance of the Company's credit facility. The remaining net proceeds were used for working capital and other general corporate purposes.
Repurchase and Redemption of 7.625% Senior Notes
On March 18, 2013, the Company repurchased approximately $121.1 million of its 7.625% Senior Notes in a tender offer at a price of 102.792% of the principal amount, which included an early tender payment of $30.00 per $1,000 principal amount of notes tendered. The holders of the tendered 7.625% Senior Notes also received accrued interest from the most recent interest payment date to the date of repurchase. In addition, the remaining outstanding $28.9 million aggregate principal balance of the 7.625% Senior Notes was effectively redeemed in accordance with their terms on March 29, 2013 at a price of 102.542% of the principal amount, plus accrued interest from the most recent interest payment date to the date of redemption.

A loss on extinguishment of debt of $5.6 million was recognized during the three months ended March 31, 2013 related to the 7.625% Senior Notes, including $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs. This loss is separately disclosed within the condensed unaudited consolidated statements of operations.

Credit Facility
As of March 31, 2013, the Company had no outstanding revolving loans under its credit facility, also referred to as the "Credit Facility." As of December 31, 2012, the Company had outstanding revolving loans under its Credit Facility of $134.0 million, which accrued interest at a weighted average rate of approximately 3.95% per annum. Approximately $119.3 million and $120.8 million of letters of credit were issued under the Credit Facility as of March 31, 2013 and December 31, 2012, respectively. The remaining $480.7 million and $345.2 million of Credit Facility borrowing capacity as of March 31, 2013 and December 31, 2012, respectively, was available for revolving loans or up to $230.7 million and $229.2 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of both March 31, 2013 and December 31, 2012, interest on outstanding letters of credit accrued at either 1% or 2% per annum, based on the type of letter of credit issued. The unused facility fee as of both March 31, 2013 and December 31, 2012 was 0.35%.
Senior Convertible Notes
New Senior Convertible Notes. The Company has $105.3 million of New 4.0% Notes and $97.0 million of New 4.25% Notes. The principal balance of the New Convertible Notes was divided between the fair value of the debt component and the fair value of the common stock conversion feature of the notes, which resulted in a total debt discount of $17.4 million as of March 2011, when the New Convertible Notes were issued. The debt discount is being accreted to interest expense over the remaining terms of the New Convertible Notes, which will increase interest expense during the terms of the New Convertible Notes above their 4.0% and 4.25% cash interest rates to an effective interest rate of 6.73%.  As of March 31, 2013, the remaining period of amortization associated with the debt discount and related financing costs was approximately 1.5 years. The fair value of the common stock conversion feature is recorded as a component of shareholders’ equity.
The carrying values of the debt and equity components of the New Convertible Notes as of the dates indicated are as follows (in millions):

	March 31, 2013
	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes
Principal amount	$105.3	$97.0
Unamortized debt discount and financing costs	(3.7)	(4.3)
Net carrying amount of debt component	$101.6	$92.7
Carrying amount of equity component	$8.9	$8.5
Debt Guarantees and Covenants
The Company’s New Convertible Notes and Original Convertible Notes are, and, through March 29, 2013, the Company's 7.625% Senior Notes were, fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the Company's Credit Facility or other outstanding indebtedness. The Company's 4.875% Senior Notes are guaranteed on an unsecured subordinated basis by the Company's 100%-owned domestic subsidiaries that guarantee the Credit Facility. See Note 20 - Supplemental Guarantor Financial Information.
MasTec was in compliance with all provisions and covenants pertaining to its outstanding debt instruments as of March 31, 2013 and December 31, 2012.

Interest Expense, Net
The following table, which may contain summation differences due to rounding, provides details of interest expense, net, classified within continuing operations for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2013	2012
Interest expense:
Contractual and other interest expense	$7.6	$6.5
Accretion of senior convertible note discount	1.3	1.2
Amortization of deferred financing costs and commitment fees	1.3	1.4
Total interest expense	$10.1	$9.1
Interest income	(0.1)	(0.1)
Interest expense, net	$10.0	$9.0
Note 11 - Lease Obligations
Capital Leases
MasTec enters into agreements that expire on various dates, which provide financing for certain machinery and equipment. Assets held under capital leases, net of accumulated depreciation, totaled $117.2 million and $102.2 million as of March 31, 2013 and December 31, 2012, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. Rent expense relating to operating leases, including short term rentals, reflected within continuing operations, was approximately $48.8 million and $38.4 million for the three month periods ended March 31, 2013 and 2012, respectively.
Note 12 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has certain stock-based compensation plans with stock options and restricted share awards outstanding as of March 31, 2013. Under plans currently in effect, there were a total of 3,821,690 shares available for grant as of March 31, 2013.
Restricted Share Awards
MasTec grants restricted share awards, which are valued based on the market price of MasTec common stock on the date of grant. Total unearned compensation related to restricted share awards as of March 31, 2013 was approximately $9.4 million, which is expected to be recognized over a weighted average period of approximately 2 years. The total intrinsic value, or fair value, of restricted share awards that vested, which is based on the market price on the date of vesting, was $0.7 million and $0.2 million for the three month periods ended March 31, 2013 and 2012, respectively.
Following is a summary of restricted share award activity during the periods indicated:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2011	716,780	$14.45
Granted	139,353	18.55
Vested	(12,892)	14.60
Canceled/forfeited	(9,000)	15.08
Non-vested restricted shares, as of March 31, 2012	834,241	$15.12

Non-vested restricted shares, as of December 31, 2012	792,396	$19.07
Granted	21,267	27.10
Vested	(23,767)	20.35
Canceled/forfeited	—	—
Non-vested restricted shares, as of March 31, 2013	789,896	$19.24

Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. No stock options have been granted since 2006.
The following is a summary of stock option activity during the periods indicated:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding as of December 31, 2011	1,445,774	$10.25	3.16	$10.3
Exercised	(20,000)	5.37
Canceled/forfeited	—	—
Options outstanding as of March 31, 2012	1,425,774	$10.32	2.97	$11.1
Options exercisable as of March 31, 2012	1,425,774	$10.32	2.97	$11.1

Options outstanding as of December 31, 2012	1,053,825	$10.55	2.31	$15.2
Exercised	(194,200)	10.02
Canceled/forfeited	—	—
Options outstanding as of March 31, 2013	859,625	$10.66	2.06	$15.9
Options exercisable as of March 31, 2013	859,625	$10.66	2.06	$15.9

(1)
Amount represents the difference between the exercise price and the market price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during the three month periods ended March 31, 2013 and 2012, which is based on the difference between the exercise price and the market price of the Company’s stock at the date of exercise, was $3.5 million and $0.3 million, respectively. Proceeds from options exercised during the three month periods ended March 31, 2013 and 2012 totaled $1.9 million and $0.1 million, respectively.
Stock Based Compensation Expense and Related Tax Benefit (Expense)
     Details of stock based compensation expense and related tax benefit (expense) for the periods indicated are as follows (in millions):

	For the Three Months Ended March 31,
	2013	2012
Stock based compensation expense:
Restricted share awards and other	$2.4	$1.0
Stock options	—	—
Total stock based compensation expense	$2.4	$1.0
Income tax benefit (expense) from stock based compensation:
Restricted share awards and other	$0.7	$0.4
Stock options	0.8	0.1
Total income tax benefit (expense) from stock based compensation	$1.5	$0.5
Excess tax benefit from stock based compensation:
Vested restricted shares and other (1)	$0.1	$—
Stock options exercised (1)	0.8	0.1
Total excess tax benefit from stock based compensation (1)	$0.9	$0.1

(1)
Excess tax benefits, which represent cash flows from tax deductions in excess of the tax effect of compensation expense recognized for stock options exercised and vested restricted shares, are classified as financing cash flows in the Company’s condensed unaudited consolidated statements of cash flows.

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
Total contributions to multi-employer pension plans, and the related number of employees covered by these plans, for the periods indicated ranged as follows (dollars in millions):

	Number of Employees		Contributions to Multi-Employer Plans (in millions)
For the Three Months Ended March 31,	Low	High	Pension	Post-Retirement Benefit	Total
2013	778	1,149	$7.6	$0.4	$8.0
2012	308	1,608	$3.4	$0.2	$3.6

The Company's contributions to multi-employer pension plans have increased in 2013 as a result of higher activity levels, primarily in its oil and gas business.

On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan that is in critical status, as defined under the Pension Protection Act of 2006. In connection with this withdrawal, the Company recorded a withdrawal liability of $6.4 million. The Company withdrew from Central States in order to mitigate its liability in connection with the plan. The Company currently does not have plans to withdraw from any other multi-employer pension plan as of March 31, 2013.

See Note 17 - Commitments and Contingencies for additional details.
Note 14 – Common Stock Activity
Treasury Stock and Share Activity
A summary of share activity for the periods indicated, which may contain summation differences due to rounding, is as follows (in thousands):

	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2012	76,448	9,467
Shares issued for stock option exercises	194
Shares issued for restricted stock awards	21
Other shares issued	125
Balance as of March 31, 2013	76,789	9,467
Note 15 - Income Taxes
The Company’s consolidated tax rates on income from continuing operations for the three month periods ended March 31, 2013 and 2012 were 39.0% and 40.0%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter(s) in which they occur.
Note 16 - Segments and Operations by Geographic Area
Segment Discussion

MasTec presents its continuing operations under five reportable segments: (1) Communications; (2) Electrical Transmission; (3) Oil and Gas; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for MasTec's labor-based construction services and has been determined in accordance with the criteria in ASC 280, Segment Reporting. All five reportable segments derive their revenues from the engineering, installation and maintenance of infrastructure, primarily in North America.

The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline communications and install-to-the-home, and to a lesser extent, infrastructure for electrical utilities. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. MasTec also performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through the Oil and Gas segment. The Power Generation and Industrial segment primarily serves the energy and utility end markets and other end markets through the installation and construction of power plants, wind farms, solar farms, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other category primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.

The accounting policies of the reportable segments are the same as those described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies. Intersegment revenues and costs are accounted for as if the revenues were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation; eliminations between segments are included in the Eliminations reconciling column in the tables below. Intrasegment revenues and costs between entities are eliminated to arrive at the segment totals. The Corporate column includes amounts related to Corporate functions such as administrative costs, professional fees, and acquisition costs. Segment results include certain allocations of centralized costs such as general liability, medical and workers' compensation insurance and information technology costs. Income tax expense is managed by Corporate on a consolidated basis and is not allocated to the reportable segments.

Income from continuing operations before non-controlling interests before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. The Company believes these non-U.S. GAAP measures provide meaningful information that helps investors understand the Company's financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and versus its peers, because it excludes certain items that may not be indicative of the Company's reportable segment results, as well as items that can vary widely across different industries or among companies within the same industry. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.

Corporate EBITDA in 2013 includes a loss on debt extinguishment of $5.6 million related to the repurchase and redemption of the Company's 7.625% Senior Notes in March 2013. See Note 10 - Debt for further discussion.

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated continuing operations financial information for total MasTec in the following tables (in millions), which may contain summation differences due to rounding:

As of and for the three months ended March 31, 2013:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Other	Corporate	Eliminations	Continuing Operations for Consolidated MasTec
Revenue	$424.9	$318.8	$84.6	$88.9	$2.3	$—	$(0.8)	$918.6
EBITDA	$46.4	$42.4	$3.4	$(0.2)	$0.1	$(18.6)	$—	$73.5
Depreciation	$7.1	$16.4	$2.0	$1.2	$—	$0.9	$—	$27.6
Amortization	$1.1	$2.2	$0.3	$0.5	$—	$—	$—	$4.2
As of and for the three months ended March 31, 2012:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Other	Corporate	Eliminations	Continuing Operations for Consolidated MasTec
Revenue	$389.1	$167.7	$64.4	$117.4	$0.4	$—	$(0.7)	$738.3
EBITDA	$32.8	$12.6	$8.4	$5.0	$(0.2)	$(9.3)	$(0.1)	$49.2
Depreciation	$6.2	$8.7	$1.4	$1.0	$—	$0.7	$—	$17.9
Amortization	$0.4	$0.5	$1.2	$0.7	$—	$—	$—	$2.8

Revenue generated from utilities customers represented 10.7% and 9.1% of Communications segment revenues for the three month periods ended March 31, 2013 and 2012, respectively.

The following table, which may contain summation differences due to rounding, presents a reconciliation of EBITDA to consolidated income from continuing operations before provision for income taxes (in millions):

	For the Three Months Ended March 31,
	2013	2012
EBITDA	$73.5	$49.2
Less:
Interest expense, net	(10.0)	(9.0)
Depreciation	(27.6)	(17.9)
Amortization	(4.2)	(2.8)
Income from continuing operations before provision for income taxes	$31.7	$19.5
Foreign Operations. The Company has operations in Canada as well as in parts of Latin America and the Caribbean. The following table presents revenue by geographic area for the periods indicated (dollar amounts in millions):

	For the Three Months Ended March 31,
	2013	2012
Continuing operations:
Derived from foreign operations	$39.7	$62.3
Derived in the United States	878.9	676.0
Revenue from continuing operations	$918.6	$738.3

Discontinued operations:
Derived from foreign operations	$2.3	$1.7
Derived in the United States	4.0	38.5
Revenue from discontinued operations	$6.3	$40.2
The following table presents long-lived assets held in foreign countries, including property and equipment, net, and goodwill and intangible assets, net, as of the dates indicated (in millions):

	March 31, 2013	December 31, 2012
Property and equipment, net, held in foreign countries:
Classified within continuing operations	$10.7	$11.5
Classified within long-term assets of discontinued operations	1.6	1.5
Total property and equipment, net, held in foreign countries	$12.3	$13.0

Goodwill and other intangible assets, net, held in foreign countries:
Classified within continuing operations	$29.6	$31.3
Classified within long-term assets of discontinued operations	—	—
Total goodwill and other intangible assets, net, held in foreign countries	$29.6	$31.3

Significant Customers
Revenue concentration information for significant customers, as a percent of total consolidated revenue from continuing operations, is as follows:

	For the Three Months Ended March 31,
	2013	2012
Customer:
AT&T	18%	19%
DIRECTV®	16%	20%
Enbridge, Inc.	12%	—%

The Company's relationship with AT&T is based upon master service agreements, other service agreements and construction/installation contracts for both AT&T's wireless and wireline infrastructure businesses. Revenue from AT&T is included in the Communications segment.

The Company's relationship with DIRECTV® is based upon an agreement to provide installation and maintenance services for DIRECTV®. Revenue from DIRECTV® is included in the Communications segment.

The Company's relationship with Enbridge, Inc. is based upon a construction contract for natural gas pipelines. Revenue from Enbridge, Inc. is included in the Oil and Gas segment.
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
 Outstanding Legacy Litigation
The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) and Sintel, relating to Sintel’s 2000 bankruptcy. The labor union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately $385 million as of March 31, 2013). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants.
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
We entered into the Agreement in order to avoid significant legal fees and the potential liabilities resulting from the actions of other Spanish defendants for which MasTec may be financially responsible under a theory of subsidiary (or vicarious) liability, the uncertainty of a trial before a foreign tribunal such as the Audiencia Nacional and to eliminate management time devoted to this matter. MasTec recorded a pre-tax charge of $9.6 million in 2012 in connection with this Agreement. As part of this Agreement, MasTec would be dismissed from the case with prejudice. This Agreement was subject to further negotiation and satisfaction of several conditions, which currently have not been met. There can be no assurance that the Agreement will be completed. A trial is expected to occur if the Agreement is not completed.
Other Outstanding Litigation
During 2010 and 2011, pursuant to a written contract, the Company provided certain construction services for the City of Marathon in Marathon, Florida.  We completed those services in 2011. At the end of 2011, the Company had still not been paid for all of the work performed on the project. In December 2011, the Company filed a lawsuit seeking in excess of $6 million against the City of Marathon for breach of contract and against the City of Marathon’s engineers for professional negligence. The City of Marathon and the engineers filed answers denying liability and claiming that the Company breached the contract.  Discovery is ongoing. The Company will continue to vigorously pursue these claims.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 11 - Lease Obligations for additional details.

Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2013 and December 31, 2012, the Company had $119.3 million and $120.8 million, respectively, of letters of credit issued under its Credit Facility, of which $53.2 million pertained to certain of the Company's insurance carriers as of both March 31, 2013 and December 31, 2012. The Company is not aware of any material claims relating to outstanding letters of credit as of March 31, 2013 or December 31, 2012.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2013, the estimated cost to complete projects secured by the Company’s $1.1 billion in performance and payment bonds was $162.2 million. As of December 31, 2012, the estimated cost to complete projects secured by the Company’s $1.1 billion in performance and payment bonds was $284.5 million.
Self-Insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. As of March 31, 2013 and December 31, 2012, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $49.8 million and $48.1 million, respectively, of which $29.7 million and $28.5 million, respectively, was reflected within non-current other liabilities in the condensed unaudited consolidated financial statements.
MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. MasTec’s liability for employee group claims as of both March 31, 2013 and December 31, 2012 was $1.1 million.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states in which the Company is self-insured. As of both March 31, 2013 and December 31, 2012, these letters of credit amounted to $53.2 million. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the consolidated balance sheets, amounted to $1.4 million and $2.0 million as of March 31, 2013 and December 31, 2012, respectively. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $9.0 million as of both March 31, 2013 and December 31, 2012, respectively.
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
The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 ("ERISA"), subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law regarding employers who are contributors to multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which the Company’s subsidiaries participate are in critical status, benefit reductions may apply and/or the Company could be required to make additional contributions if the plans are determined to be underfunded.
Based upon the information available to the Company from plan administrators as of March 31, 2013, several of the multi-employer pension plans in which the Company’s subsidiaries participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose on the employers contributing to such plan a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency. The Company’s subsidiaries have been notified that certain plans to which they contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, the Company's required contributions to these plans could increase in the future. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.
On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan that is in critical condition. In connection with this withdrawal, the Company recorded a $6.4 million withdrawal liability based on an estimate provided by the Central States administrator of such liability as of the date of withdrawal. The Company withdrew from Central States in order to mitigate its liability in connection with the plan. Central States, however, has asserted that the PLCA members did not effectively withdraw in 2011 and are, therefore, responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States made a demand on the Company for the sum of $10.8 million in withdrawal liability, which sum included 2011 contribution amounts. The Company is vigorously opposing this demand because it believes that it legally and effectively withdrew from Central States on November 15, 2011. If Central States were to prevail in its assertion that the Company, in fact, withdrew after that date, then the amount of the Company’s withdrawal liability would increase to approximately $10.8 million. In addition, if Central States were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three year period commencing with the beginning of the calendar year during which the Company withdrew from the plan, there could be additional liability. The Company currently does not have plans to withdraw from any other multi-employer pension plan.
See Note 13 - Other Retirement Plans for additional details.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of March 31, 2013 and December 31, 2012, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Note 18 - Concentrations of Risk
The Company had approximately 290 customers as of March 31, 2013, which included some of the largest and most prominent companies in the communications and utilities industries. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, local and long distance carriers and government entities. The industries served by MasTec’s customers include, among others: utilities (including electrical utility transmission and distribution; power generation; natural gas and petroleum pipeline infrastructure; wind farms, solar farms and other renewable energy; and industrial infrastructure) and communications (including wireless, wireline and satellite communications).
Revenue concentration information for the Company's top ten customers, as a percent of total consolidated revenue from continuing operations, is as follows:

	For the Three Months Ended March 31,
	2013	2012
Revenue from top ten customers	69%	71%

See Note 16 - Segments and Operations by Geographic Area for significant customer revenue concentration information.
Note 19 - Related Party Transactions
MasTec leases employees to a customer, in which Jorge Mas and Jose Mas own a minority interest. For the three month periods ended March 31, 2013 and 2012, MasTec charged approximately $134,000 and $121,000, respectively, to the customer. As of March 31, 2013 and December 31, 2012, receivables of $846,000 and $907,000, respectively, attributable to this arrangement were outstanding. The Company also provides satellite communication services to this customer. For the three month periods ended March 31, 2013 and 2012, revenues relating to this customer were approximately $296,000 and $345,000, respectively. As of March 31, 2013 and December 31, 2012, outstanding receivables from this arrangement were approximately $1,338,000 and $1,232,000, respectively.
Split Dollar and Deferred Bonus Agreements
MasTec has a split dollar agreement with Jorge Mas, for which no payments were made in either of the three month periods ended March 31, 2013 or 2012. MasTec also has a split dollar agreement and a deferred bonus agreement with Jose Mas for which no payments were made in either of the three month periods ended March 31, 2013 or 2012.
The Company adjusts the value of life insurance policies associated with the split dollar agreements each period based on their current cash surrender values. The estimated fair value of these life insurance policies of $9.0 million and $8.7 million as of March 31, 2013 and December 31, 2012, respectively, is included in other assets in the condensed unaudited consolidated balance sheets.
Note 20 – Supplemental Guarantor Financial Information
The New Convertible Notes, Original Convertible Notes are, and, through March 29, 2013, the 7.625% Senior Notes were, fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Company's Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”).  The 4.875% Senior Notes are guaranteed on an unsecured unsubordinated basis by the Company's 100%-owned domestic subsidiaries that guarantee the Credit Facility. Certain subsidiaries included in the Company's Guarantor Subsidiaries, which are minor individually and in the aggregate, do not guarantee the 4.875% Senior Notes. The Company's subsidiaries organized outside of the U.S. and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee any of these notes. The subsidiary guarantees are subject to release in certain customary circumstances including upon the sale of a majority of the capital stock or substantially all of the assets of the subsidiary guarantor; if the guarantee under our Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
The following supplemental financial information sets forth the condensed unaudited consolidating balance sheets and the condensed unaudited consolidating statements of operations and comprehensive income and cash flows for the parent company (MasTec, Inc.), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the eliminations necessary to arrive at the information for the Company as reported on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among MasTec, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Investments in subsidiaries are accounted for using the equity method for this presentation.

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$854,524	$64,124	$—	$918,648
Costs of revenue, excluding depreciation and amortization	—	735,801	55,698	—	791,499
Depreciation and amortization	—	31,130	623	—	31,753
General and administrative expenses	331	46,060	2,494	—	48,885
Interest expense, net	—	10,047	(2)	—	10,045
Loss on extinguishment of debt	—	5,624	—	—	5,624
Other (income) expense, net	—	(836)	10	—	(826)
(Loss) income from continuing operations before provision for income taxes	$(331)	$26,698	$5,301	$—	$31,668
Provision for income taxes	(132)	(10,113)	(2,103)	—	(12,348)
(Loss) income from continuing operations before non-controlling interests	$(463)	$16,585	$3,198	$—	$19,320
Loss from discontinued operations, net of tax	—	(730)	(217)	—	(947)
Equity in income from subsidiaries, net of tax	18,837	—	—	(18,837)	—
Net income (loss)	$18,374	$15,855	$2,981	$(18,837)	$18,373
Net income attributable to non-controlling interests	—	3	—	—	3
Net income (loss) attributable to MasTec, Inc.	$18,374	$15,852	$2,981	$(18,837)	$18,370
Comprehensive income (loss)	$18,374	$16,076	$2,157	$(18,837)	$17,770

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$670,557	$67,700	$—	$738,257
Costs of revenue, excluding depreciation and amortization	—	593,750	58,497	—	652,247
Depreciation and amortization	—	20,150	567	—	20,717
General and administrative expenses	108	34,833	2,363	—	37,304
Interest expense, net	—	8,954	(3)	—	8,951
Other (income) expense, net	—	(465)	4	—	(461)
(Loss) income from continuing operations before provision for income taxes	$(108)	$13,335	$6,272	$—	$19,499
Benefit from (provision for) income taxes	44	(6,170)	(1,678)	—	(7,804)
(Loss) income from continuing operations before non-controlling interests	$(64)	$7,165	$4,594	$—	$11,695
Income (loss) from discontinued operations, net of tax	—	3,245	(770)	—	2,475
Equity in income from subsidiaries, net of tax	14,234	—	—	(14,234)	—
Net income (loss)	$14,170	$10,410	$3,824	$(14,234)	$14,170
Net loss attributable to non-controlling interests	—	—	(2)	—	(2)
Net income (loss) attributable to MasTec, Inc.	$14,170	$10,410	$3,826	$(14,234)	$14,172
Comprehensive income (loss)	$14,170	$10,656	$4,947	$(14,234)	$15,539

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS
As of March 31, 2013 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$1,047,460	$78,198	$—	$1,125,658
Current assets of discontinued operations	—	13,204	6,887	—	20,091
Property and equipment, net	—	372,492	10,682	—	383,174
Goodwill and other intangible assets, net	—	927,086	29,813	—	956,899
Net investments in and advances to (from) consolidated affiliates	878,886	205,786	(54,307)	(1,030,365)	—
Other assets	8,112	39,192	70	—	47,374
Long-term assets of discontinued operations	—	4,711	2,959	—	7,670
Total assets	$886,998	$2,609,931	$74,302	$(1,030,365)	$2,540,866
Liabilities and Shareholders’ Equity
Current liabilities	$5	$666,536	$22,680	$—	$689,221
Current liabilities of discontinued operations	—	—	2,508	—	2,508
Long-term debt	—	685,340	50	—	685,390
Other liabilities	—	262,122	15,970	—	278,092
Total liabilities	$5	$1,613,998	$41,208	$—	$1,655,211
Total shareholders’ equity	$886,993	$995,933	$33,094	$(1,030,365)	$885,655
Total liabilities and shareholders’ equity	$886,998	$2,609,931	$74,302	$(1,030,365)	$2,540,866

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS
As of December 31, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$980,401	$48,373	$—	$1,028,774
Current assets of discontinued operations	—	13,836	4,755	—	18,591
Property and equipment, net	—	338,997	11,381	—	350,378
Goodwill and other intangible assets, net	—	931,078	30,729	—	961,807
Net investments in and advances to (from) consolidated affiliates	854,993	172,534	(21,779)	(1,005,748)	—
Other assets	7,702	37,639	80	—	45,421
Long-term assets of discontinued operations	—	4,711	2,937	—	7,648
Total assets	$862,695	$2,479,196	$76,476	$(1,005,748)	$2,412,619
Liabilities and Shareholders’ Equity
Current liabilities	22	682,985	22,810	—	705,817
Current liabilities of discontinued operations	—	574	3,995	—	4,569
Long-term debt	—	546,262	61	—	546,323
Other liabilities	—	273,199	20,776	—	293,975
Total liabilities	$22	$1,503,020	$47,642	$—	$1,550,684
Total shareholders’ equity	$862,673	$976,176	$28,834	$(1,005,748)	$861,935
Total liabilities and shareholders’ equity	$862,695	$2,479,196	$76,476	$(1,005,748)	$2,412,619

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(894)	$74,980	$(42,270)	$—	$31,816
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net, including contingent consideration	$—	$(9,656)	$—	$—	$(9,656)
Capital expenditures	—	(25,782)	(69)	—	(25,851)
Proceeds from sale of assets	—	3,340	71	—	3,411
Net cash (used in) provided by investing activities	$—	$(32,098)	$2	$—	$(32,096)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of 4.875% senior notes	$—	$400,000	$—	$—	$400,000
Repayment of 7.625% senior notes	—	(150,000)	—	—	(150,000)
Proceeds from credit facility	—	231,600	—	—	231,600
Repayments of credit facility	—	(365,600)	—	—	(365,600)
Repayments of other borrowings	—	(7,683)	—	—	(7,683)
Repayments of book overdrafts	—	(5,970)	—	—	(5,970)
Payments of capital lease obligations	—	(11,427)	(11)	—	(11,438)
Proceeds from stock option exercises and other share-based awards	2,838	—	—	—	2,838
Excess tax benefit from stock-based compensation	—	903	—	—	903
Payments for debt extinguishment, call premiums	—	(4,116)	—	—	(4,116)
Payments of financing costs	—	(6,852)	—	—	(6,852)
Net financing activities and advances (to) from consolidated affiliates	(1,944)	(32,773)	34,717	—	—
Net cash provided by financing activities	$894	$48,082	$34,706	$—	$83,682
Net increase (decrease) in cash and cash equivalents	—	90,964	(7,562)	—	83,402
Net effect of currency translation on cash	—	—	(60)	—	(60)
Cash and cash equivalents - beginning of period	—	17,827	8,940	—	26,767
Cash and cash equivalents - end of period	$—	$108,791	$1,318	$—	$110,109
Cash and cash equivalents of discontinued operations	$—	$739	$123	$—	$862
Cash and cash equivalents of continuing operations	$—	$108,052	$1,195	$—	$109,247

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(466)	$63,916	$(20,005)	$—	$43,445
Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	$—	$(4,498)	$—	$—	$(4,498)
Capital expenditures	—	(13,530)	(567)	—	(14,097)
Proceeds from sale of assets	—	2,014	—	—	2,014
Net cash used in investing activities	$—	$(16,014)	$(567)	$—	$(16,581)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility	$—	$166,700	$—	$—	$166,700
Repayments of credit facility	—	(195,950)	—	—	(195,950)
Repayments of other borrowings	—	(5,323)	—	—	(5,323)
Proceeds from book overdrafts	—	10,433	—	—	10,433
Payments of capital lease obligations	—	(4,177)	(8)	—	(4,185)
Proceeds from stock option exercises and other share-based awards	1,218	—	—	—	1,218
Excess tax benefit from stock-based compensation	—	97	—	—	97
Payments of financing costs	—	(52)	—	—	(52)
Net financing activities and advances (to) from consolidated affiliates	(752)	(25,371)	26,123	—	—
Net cash provided by (used in) financing activities	$466	$(53,643)	$26,115	$—	$(27,062)
Net (decrease) increase in cash and cash equivalents	—	(5,741)	5,543	—	(198)
Net effect of currency translation on cash	—	—	49	—	49
Cash and cash equivalents - beginning of period	—	16,240	4,040	—	20,280
Cash and cash equivalents - end of period	$—	$10,499	$9,632	$—	$20,131
Cash and cash equivalents of discontinued operations	$—	$4,026	$260	$—	$4,286
Cash and cash equivalents of continuing operations	$—	$6,473	$9,372	$—	$15,845

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
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, including those described under “Risk Factors” in the Form 10-K, as updated by Item 1A, “Risk Factors” in this report and other of our SEC filings. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our business, financial position and results of operations as of and for the three months ended March 31, 2013 and 2012. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in our Form 10-K for the year ended December 31, 2012.
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
Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and, as of March 31, 2013, we had approximately 13,600 employees and more than 400 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.
We serve a diversified customer base, which includes some of the leading pipeline, communications, power generation and utility companies in North America. For the three months ended March 31, 2013, our top ten customers for our continuing operations were AT&T, DIRECTV®, Enbridge, Inc., DCP Midstream, Chesapeake Midstream Partners LP, Isolux Ingenieria USA LLC, PPL Corporation, Basin Electric Power Coop, Transcanada Corporation and Pembina Pipeline Corporation. We have longstanding relationships and have developed strong alliances with many of our customers and we strive to maintain these customer relationships and our status as a preferred vendor. We often provide services under multi-year master service and other service agreements. Because our business is concentrated among relatively few major customers, our business could be negatively affected if the amount of business we obtain from these customers is reduced, or if we complete the required work on projects and cannot replace them with similar projects.
Revenue concentration information for significant customers, as a percent of total consolidated revenue from continuing operations, is as follows:

	For the Three Months Ended March 31,
	2013	2012
Revenue from top ten customers	69%	71%

Revenue from specific customers:
AT&T	18%	19%
DIRECTV®	16%	20%
Enbridge Inc.	12%	—%

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

Our relationship with Enbridge, Inc. is based upon a construction contract for natural gas pipelines. Revenue from Enbridge, Inc. is included in the Oil and Gas reportable segment.

See discussion of reportable segments below.
Reportable Segments Overview
We present our continuing operations under five reportable segments: (1) Communications; (2) Electrical Transmission; (3) Oil and Gas; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services and has been determined in accordance with the criteria in ASC 280, Segment Reporting. All five reportable segments derive their revenues from the engineering, installation and maintenance of infrastructure, primarily in North America.

The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline communications and install to the home, and to a lesser extent, infrastructure for electrical utilities. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. We also perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through the Oil and Gas segment. The Power Generation and Industrial segment primarily serves the energy and utility end markets and other end markets through the installation and construction of power plants, wind farms, solar farms, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other category primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.
Overview of Financial Results
First quarter 2013 revenue grew to $918.6 million, an increase of $180.4 million, or 24.4%, from the prior year. Strong demand for oil and gas pipeline and facility infrastructure as well as communications and electrical transmission construction services contributed to this growth. Organic revenue growth contributed $137.3 million, or 76.1%, of the increase in revenue, while acquisition revenues, net of intercompany eliminations, contributed $43.1 million, or 23.9%. Otherwise strong revenue growth was partially offset by lower levels of power generation activity in the first quarter of 2013 as compared with 2012. The production tax credits for wind projects were not renewed until January 2013, which has delayed wind construction activities.
As a percentage of revenue, costs of revenue, excluding depreciation and amortization, decreased by 210 basis points, from 88.3% to 86.2%, driven primarily by improved margins in our oil and gas and communications businesses. The improvement in costs of revenue, excluding depreciation and amortization, as a percentage of revenue was partially offset, however, by increases in depreciation and amortization expense and general and administrative expense, both of which increased in dollar terms and as a percentage of revenue. These increases resulted, in part, from recent acquisitions, as well as from increased levels of capital investment in our business. Our first quarter 2013 results were also affected by a loss on debt extinguishment of $5.6 million from the March repurchase and redemption of our $150 million principal amount of 7.625% senior notes, which was funded with a portion of the proceeds from our newly issued $400 million principal amount of 4.875% senior notes. See Note 10 – Debt in the notes to the condensed unaudited consolidated financial statements for additional information.
First quarter 2013 income from continuing operations was $19.3 million, or $0.23 cents per diluted share, which includes the after-tax effect of $3.4 million, or $0.04 cents per diluted share, of the loss on debt extinguishment, discussed above. Excluding this charge, first quarter 2013 adjusted income from continuing operations and diluted earnings per share were $22.8 million and $0.27 cents per diluted share, respectively. Our first quarter 2012 income from continuing operations and diluted earnings per share were $11.7 million and $0.14 cents per share, respectively. Excluding the loss on debt extinguishment, adjusted first quarter 2013 income from continuing operations and diluted earnings per share increased by approximately $11.1 million and $0.13 cents per share, or approximately 94.9% and 92.9%, respectively, as compared with first quarter 2012 income from continuing operations and diluted earnings per share. See "Adjusted Income From Continuing Operations and Adjusted Income From Continuing Operations Per Diluted Share," included in our non-U.S. GAAP financial measures discussion following "Comparison of Quarterly Results," below.
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

Impact of Seasonality and Cyclical Nature of Business
Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, particularly for large non-recurring projects, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. Revenues in the second quarter are typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year, as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budget before the end of the year, which generally has a positive impact on our revenues. However, the holiday season and inclement weather can cause delays, which could reduce revenues and increase costs on affected projects. Any quarter may be positively or negatively affected by out of the ordinary weather patterns, such as excessive rainfall or warm winter weather, making it difficult to predict quarterly revenue and margin variations.

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
Revenue
We provide engineering, building, installation, maintenance and upgrade services to our customers. The primary industries served by our customers are communications and utilities. The following table, which may contain summation differences due to rounding, presents customer revenues by segment for the periods indicated were as follows (in millions):

	For the Three Months Ended March 31,
Reportable Segment:	2013		2012
Communications	$424.9	46%	$389.1	53%
Oil and Gas	318.8	35%	167.7	23%
Electrical Transmission	84.6	9%	64.4	9%
Power Generation and Industrial	88.9	10%	117.4	16%
Other	2.3	—%	0.4	—%
Eliminations	(0.8)	—%	(0.7)	—%
Consolidated revenue	$918.6	100%	$738.3	100%

See discussion of reportable segments within our "Comparisons of Quarterly Results" section below.
Approximately 50% of our revenue is derived from projects performed under master service and other service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any large infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice.
The remainder of our work is generated pursuant to contracts for specific projects or jobs that may require the construction and installation of an entire infrastructure system or specified units within an infrastructure system. Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the costs incurred to date as a percentage of the estimated total costs for each contract. Customers are billed with varying frequency, generally monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the customer.
Revenues from continuing operations by type of contract for the periods indicated were as follows (in millions):

	For the Three Months Ended March 31,
	2013		2012
Master service and other service agreements	$470.1	51%	$367.7	50%
Installation/construction project agreements	448.5	49%	370.6	50%
Total revenues	$918.6	100%	$738.3	100%

As shown in the table above, 49% of our 2013 revenues from continuing operations were from non-recurring, project specific work, which may experience greater variability than master service agreement work due to the need to replace the revenue as projects are completed. Additionally, if we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels, or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.
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

Reportable Segment:	March 31, 2013	December 31, 2012	March 31, 2012
Communications	$2,587	$2,521	$2,205
Oil and Gas	387	220	125
Electrical Transmission	397	453	216
Power Generation and Industrial	69	147	508
Other	15	17	18
Estimated 18-month backlog	$3,455	$3,358	$3,072

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
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, estimates of costs to complete and provisions for contract losses, allowances for doubtful accounts, accrued self-insured claims, estimated fair values of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangible assets, estimated fair values of acquisition-related contingent consideration, investments in equity method investees, securities available for sale and certain convertible debt obligations, estimates of reserves and accruals, impairment of assets, income taxes and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect. Refer to Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for further information regarding our critical accounting policies and estimates.
Results of Operations
Comparisons of Quarterly Results
The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions and dispositions. See Note 3 - Acquisition and Other Investments and Note 4 – Discontinued Operations in the notes to the condensed unaudited consolidated financial statements. The table below may contain summation differences due to rounding.

	For the Three Months Ended March 31,
	2013		2012
Revenue	$918.6	100.0%	$738.3	100.0%
Costs of revenue, excluding depreciation and amortization	791.5	86.2%	652.2	88.3%
Depreciation and amortization	31.8	3.5%	20.7	2.8%
General and administrative expenses	48.9	5.3%	37.3	5.1%
Interest expense, net	10.0	1.1%	9.0	1.2%
Loss on extinguishment of debt	5.6	0.6%	—	0.0%
Other income, net	(0.8)	(0.1)%	(0.5)	(0.1)%
Income from continuing operations before provision for income taxes	$31.7	3.4%	$19.5	2.6%
Provision for income taxes	(12.3)	(1.3)%	(7.8)	(1.1)%
Income from continuing operations before non-controlling interests	$19.3	2.1%	$11.7	1.6%
(Loss) income from discontinued operations, net of tax	(0.9)	(0.1)%	2.5	0.3%
Net income	$18.4	2.0%	$14.2	1.9%
Net income (loss) attributable to non-controlling interests	—	—%	—	—%
Net income attributable to MasTec, Inc.	$18.4	2.0%	$14.2	1.9%

The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Form 10-Q.
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenue. Our revenue was $918.6 million for the three months ended March 31, 2013, as compared with $738.3 million for the three months ended March 31, 2012, representing an increase of $180.4 million or 24.4%. Of this increase, $43.1 million, or approximately 23.9%, was attributable to acquired businesses. Organic revenues increased by $137.3 million, or 18.6%, representing 76.1% of the increase in revenue. Revenues for the three months ended March 31, 2013 were favorably affected by demand for oil and gas infrastructure as well as communications and electrical transmission construction services. Key customers driving this growth included Enbridge, Inc., DCP Midstream, AT&T and Isolux Ingenieria USA, LLC. Oil and gas project revenues grew by $151.1 million in the first quarter of 2013 as compared with 2012, an increase of approximately 90%. Acquisitions contributed approximately $37.5 million of this growth. Communications revenue increased by $35.8 million, including $5.6 million of acquisition revenues. Electrical transmission project activity increased by approximately $20.1 million. Revenue from power generation and industrial projects, which decreased by $28.5 million, was negatively impacted by a decline in wind project work, partially offset by an increase in industrial project work. Delays in the renewal of production tax credits for qualified wind facilities, which were not renewed until January 2013, resulted in lower levels of wind activity in the first quarter of 2013.
Costs of revenue, excluding depreciation and amortization. Our costs of revenue, excluding depreciation and amortization, were $791.5 million, or 86.2% of revenue for the three months ended March 31, 2013, compared to $652.2 million for the three months ended March 31, 2012, or 88.3% of revenue, a $139.3 million, or 21.3%, increase. The dollar increase is attributable to approximately $155 million of higher costs associated with increased revenues, as described above, offset, in part, by an improvement in costs of revenue, excluding depreciation and amortization, as a percentage of revenue. Costs of revenue, excluding depreciation and amortization, improved by 210 basis points, or approximately $16 million, driven primarily by improved margins in our oil and gas and communications businesses. We benefited from higher margin long-haul pipeline activities in the first quarter of 2013. Higher contract pricing and improved project efficiencies drove an improvement of 530 basis points in wage and subcontractor costs as a percentage of revenue in our oil and gas business. First quarter 2013 project margins also improved in our communications business, driven primarily by efficiencies on wireless projects. Wage and subcontractor costs as a percentage of revenue for our communications business improved by 270 basis points, driven by higher contract pricing as well as better project efficiencies and cost utilization. The improvements in communications and oil and gas margins were offset, in part, by lower current year margins in our power generation and electrical transmission businesses.
Depreciation and amortization. Depreciation and amortization was $31.8 million in 2013, or 3.5% of revenue, as compared with $20.7 million, or 2.8% of revenue, for the three months ended March 31, 2012, an increase of approximately $11.0 million, or 53.3%. The increase was driven by $9 million of higher organic business depreciation expense, as well as $3 million of acquisition-related depreciation and amortization, offset in part by a decrease of $1 million in amortization expense from historical acquisitions. The increase in organic business depreciation expense is primarily attributable to equipment purchases in our oil and gas and electrical transmission businesses. See Note 16 - Segments and Operations by Geographic Areas in the notes to the condensed unaudited consolidated financial statements for details of depreciation expense by reportable segment.
General and administrative expenses. General and administrative expenses were $48.9 million, or 5.3% of revenue, for the three months ended March 31, 2013 as compared with $37.3 million, or 5.1% of revenue, for the three months ended March 31, 2012, an increase of $11.6 million, or 31.0%. The dollar increase resulted from $9.4 million of higher labor, information technology and other administrative costs associated with growth in our business, including approximately $2.8 million of higher bad debt expense. Acquisitions contributed approximately $2.2 million of incremental general and administrative costs. As a percentage of revenue, general and administrative costs increased by approximately 20 basis points.
Interest expense, net. Interest expense, net of interest income, was $10.0 million, or 1.1% of revenue, for the three months ended March 31, 2013, as compared with $9.0 million, or 1.2% of revenue, for the three months ended March 31, 2012, an increase of $1.1 million. The increase was attributable to an increase of approximately $0.4 million from higher average outstanding balances under our credit facility, as well as $0.3 million of incremental interest expense on our outstanding senior notes. In March 2013, we issued $400 million of 4.875% senior notes and repurchased and redeemed $150 million of 7.625% senior notes. See Note 10 - Debt in the notes to the condensed unaudited consolidated financial statements.
Loss on extinguishment of debt. We incurred a loss on debt extinguishment of $5.6 million in the first quarter of 2013 in connection with the repurchase and redemption of our $150 million 7.625% senior notes. This amount is composed of $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs. This loss is separately disclosed within the condensed unaudited consolidated statements of operations.
Other income, net. Other income, net, was $0.8 million for the three months ended March 31, 2013, as compared with $0.5 million for the three months ended March 31, 2012.
Income taxes. Income tax expense was $12.3 million for the three months ended March 31, 2013, as compared with $7.8 million for the three months ended March 31, 2012, representing an increase of $4.5 million. The increase is primarily attributable to higher income, partially offset by a lower effective tax rate. Our effective tax rate on income from continuing operations was 39.0% for the three months ended March 31, 2013 as compared with an effective tax rate of 40.0% in the prior year. The lower current year effective tax rate is principally attributable to a lower state tax rate.
(Loss) income from discontinued operations. Loss from discontinued operations, net of tax, was $0.9 million for the three months ended March 31, 2013 as compared with $2.5 million of income from discontinued operations in the prior year period, a variance of $3.4 million, driven primarily by lower first quarter 2013 revenues and income due to the sale of our DirectStar business in June 2012. See Note 4 – Discontinued Operations in the notes to the consolidated financial statements for additional details.
Segments

Comparison of Quarterly Results by Segment

Management reviews our operating results by reportable segment. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial, and (5) Other. Management's review of the reportable segments includes analyses of trends in revenue and EBITDA. The following table, which may contain summation differences due to rounding, presents revenue and EBITDA by segment for our continuing operations businesses for the periods indicated (dollar amounts in millions). See Non-U.S. GAAP Financial Measures discussion following our Comparison of Quarterly Results by Segment below.

	Revenue - Continuing Operations		EBITDA and EBITDA Margin - Continuing Operations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Reportable Segment	2013	2012	2013		2012
Communications	$424.9	$389.1	$46.4	10.9%	$32.8	8.4%
Oil and Gas	318.8	167.7	42.4	13.3%	12.6	7.5%
Electrical Transmission	84.6	64.4	3.4	4.0%	8.4	13.1%
Power Generation and Industrial	88.9	117.4	(0.2)	(0.3)%	5.0	4.2%
Other	2.3	0.4	0.1	3.8%	(0.2)	(64.3)%
Eliminations	(0.8)	(0.7)	—	—%	(0.1)	9.3%
Corporate	—	—	(18.6)	N/A	(9.3)	N/A
Consolidated Results-Continuing Operations	$918.6	$738.3	$73.5	8.0%	$49.2	6.7%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 - Segments
Communications

Revenue. Communications revenue was $424.9 million for the three months ended March 31, 2013, compared to $389.1 million for the three months ended March 31, 2012, an increase of $35.8 million, or 9.2%. Acquisitions contributed $5.6 million of the increase in revenue, net of intercompany activity. Communications revenue was favorably affected by demand for our wireless services, which increased by $46.3 million, offset in part by lower demand for certain utility services. Key customers driving this growth included AT&T and Samsung. Install-to-the-home and wireline project activities were generally flat versus the prior year. Utility revenues decreased, driven by $10.4 million of lower levels of first quarter activity in natural gas transmission and distribution project work within the Communications segment.

EBITDA. EBITDA for our Communications segment was $46.4 million, or 10.9% of revenue, for the three months ended March 31, 2013, compared to $32.8 million, or 8.4% of revenue in 2012, a $13.6 million, or 41.5% increase. Higher revenues contributed approximately $3.9 million of incremental EBITDA. As a percentage of revenue, EBITDA increased approximately 250 basis points, or approximately $10 million, driven primarily by a 270 basis point decrease in wage and salary expense, including subcontractor costs, as a percentage of revenue. The improvement also resulted from higher contract pricing as well as from better project efficiencies and utilization of resources following the reorganization and integration of our communications activities into a single segment.

Oil and Gas

Revenue. Oil and Gas revenue was $318.8 million for three months ended March 31, 2013, compared to $167.7 million for the three months ended March 31, 2012, representing an increase of $151.1 million, or 90%. Of this increase, $37.5 million, or approximately 25%, was attributable to acquired businesses. Organic revenues increased by approximately $113.7 million, and included projects for customers such as Enbridge, Inc., DCP Midstream and Chesapeake Midstream Partners LP. Project activity in the first quarter of 2013 included large-diameter, long-haul pipeline projects as well as smaller-diameter, midstream pipeline projects and pipeline facilities projects. Long-haul activity increased by approximately $105 million, while midstream shale and petroleum pipeline activities increased by approximately $65 million. These increases were offset, in part, by a decrease in pipeline facility projects of approximately $20 million.

EBITDA. EBITDA for our Oil and Gas segment was $42.4 million for the three months ended March 31, 2013, or 13.3% of revenue, compared to $12.6 million for the three months ended March 31, 2012, or 7.5% of revenue, an increase of $29.8 million, or 236%. Higher revenues contributed approximately $20 million of incremental EBITDA. As a percentage of revenue, EBITDA improved by 580 basis points, or approximately $10 million. We benefited from higher margin long-haul pipeline activities in the first quarter of 2013. Higher contract pricing and improved project efficiencies drove an improvement of 530 basis points in wage and subcontractor costs as a percentage of revenue.

Electrical Transmission

Revenue. Electrical Transmission revenues were $84.6 million for the three months ended March 31, 2013, as compared with $64.4 million for the three months ended March 31, 2012, representing an increase of $20.1 million, or 31.3%, driven largely by a transmission and substation project with Isolux Ingenieria USA LLC. Transmission activities increased by approximately $12 million, while substation activities increased by approximately $7 million.

EBITDA. EBITDA for our Electrical Transmission segment was $3.4 million, or 4.0% of revenue for the three months ended March 31, 2013, compared to EBITDA of $8.4 million, or 13.1% of revenue for the three months ended March 31, 2012, a decrease of $5.0 million. This decrease was driven by a deterioration in EBITDA margins of 910 basis points, or approximately $6 million, which was offset, in part, by $1 million of incremental EBITDA from higher revenues. The decrease in EBITDA margins was driven primarily by higher than expected costs on several projects as a result of poor weather conditions and issues related to ramping up of certain projects.

Power Generation and Industrial

Revenue. Power Generation and Industrial revenues were $88.9 million for the three months ended March 31, 2013, compared to $117.4 million for the three months ended March 31, 2012, a decrease of $28.5 million, or 24.3%. The decrease in revenue was driven by a decline of $90 million in wind project work, which was largely offset by an increase of $62 million in solar and industrial project work. Delays in the renewal of production tax credits for qualified wind facilities, which were not renewed until January 2013, resulted in lower levels of wind activity in the first quarter of 2013.

EBITDA. EBITDA for our Power Generation and Industrial segment was negative $0.2 million for the three months ended March 31, 2013, compared to EBITDA of $5.0 million, or 4.2% of revenue for the three months ended March 31, 2012, a decrease of $5.2 million. This decrease is primarily attributable to the decrease in revenue, as discussed above, which caused underutilization of operating and overhead capacity in the first quarter of 2013. Despite low levels of project activity in the first quarter of 2013, the Power Generation and Industrial segment has maintained its capacity levels in anticipation of growth in the second half of 2013 in light of the production tax credit renewal.

Other

Revenue. Revenue from Other businesses was $2.3 million for three months ended March 31, 2013, compared to $0.4 million for the three months ended March 31, 2012, an increase of $1.9 million, or almost 526% This increase resulted from a project in our international division to secure a fiber optic circuit and build a central office facility.

EBITDA. EBITDA from Other businesses was $0.1 million, or 3.8% of revenue, for the three months ended March 31, 2013, compared to $0.2 million of negative EBITDA for the three months ended March 31, 2012, a $0.3 million increase. The increase is primarily attributable to increased revenues, as described above.

Eliminations

Revenue. Elimination balances represent the offset to intersegment revenues that have been reflected within each reportable segment's gross revenues. For the three months ended March 31, 2013, we had $0.8 million of intercompany revenue between our reportable segments compared to $0.7 million for the three months ended March 31, 2012.

Corporate

EBITDA. Certain of our corporate costs are not allocated to our reportable segments, including certain administrative costs, professional fees and acquisition costs. Corporate information technology costs are allocated to our reportable segments based on estimated usage. EBITDA for our Corporate segment was negative $18.6 million for the three months ended March 31, 2013, compared to negative EBITDA of $9.3 million for the three months ended March 31, 2012, a $9.3 million decrease. The increase was due, in large part, to a loss on debt extinguishment of $5.6 million that was incurred in connection with the repurchase and redemption of our 7.625% senior notes in March 2013. In addition, we incurred higher bad debt and stock-based compensation expense as compared with the same period in the prior year, which increased by $2.8 million and $1.5 million, respectively.

Foreign Operations

We have operations in Canada as well as in parts of Latin America and the Caribbean. The following table presents revenue by geographic area for the periods indicated (dollar amounts in millions):

	For the Three Months Ended March 31,
	2013	2012
Continuing operations:
Derived from foreign operations	$39.7	$62.3
Derived in the United States	878.9	676.0
Revenue from continuing operations	$918.6	$738.3

Discontinued operations:
Derived from foreign operations	$2.3	$1.7
Derived in the United States	4.0	38.5
Revenue from discontinued operations	$6.3	$40.2
The following table presents long-lived assets held in foreign countries, including property and equipment, net, and goodwill and intangible assets, net, as of the dates indicated (in millions):

	March 31, 2013	December 31, 2012
Property and equipment, net, held in foreign countries:
Classified within continuing operations	$10.7	$11.5
Classified within long-term assets of discontinued operations	1.6	1.5
Total property and equipment, net, held in foreign countries	$12.3	$13.0

Goodwill and other intangible assets, net, held in foreign countries:
Classified within continuing operations	$29.6	$31.3
Classified within long-term assets of discontinued operations	—	—
Total goodwill and other intangible assets, net, held in foreign countries	$29.6	$31.3

Diluted Weighted Average Shares Outstanding

	For the Three Months Ended March 31,
	2013	2012
Diluted weighted average shares outstanding (in thousands)	84,094	83,901

We had 84.1 million diluted shares outstanding for the three months ended March 31, 2013 as compared with 83.9 million shares outstanding for the three months ended March 31, 2012. For the three months ended March 31, 2013 as compared with the same period in the prior year, our diluted share count was favorably affected by the repurchase of 4.9 million shares of our common stock in the fourth quarter of 2012, under a share repurchase program approved by our Board of Directors in 2011. The reduction in our diluted share count from share repurchases was offset, however, by 4.2 million incremental dilutive "premium" shares associated with our New Convertible Notes and approximately 0.9 million incremental weighted average shares associated with share-based compensation arrangements.
See Note 2 – Earnings Per Share in the notes to the condensed unaudited consolidated financial statements.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement the reporting of our financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including income from continuing operations before non-controlling interests before interest, taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted income from continuing operations before non-controlling interests (“Adjusted Income From Continuing Operations”) and adjusted diluted earnings per share, continuing operations (“Adjusted Diluted Earnings From Continuing Operations Per Share”). All of these non-U.S GAAP measures exclude the loss on debt extinguishment that we recorded in the first quarter of 2013. See Note 10 - Debt in the notes to the condensed unaudited consolidated financial statements.
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
EBITDA and Adjusted EBITDA
EBITDA is a non-U.S. GAAP financial measure that reflects income from continuing operations before non-controlling interests excluding the impact of interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA, which is a non-U.S. GAAP financial measure, is calculated as for the three months ended March 31, 2013, as EBITDA excluding the loss on debt extinguishment of $5.6 million that we recorded in the first quarter of 2013 in connection with the repurchase and redemption of our 7.625% Senior Notes. See Note 10 - Debt in the notes to the condensed unaudited consolidated financial statements. We use EBITDA and Adjusted EBITDA to evaluate our performance, both internally and as compared with our peers, because it excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash to service debt, fund capital expenditures and expand our business.
Interest expense can be dependent upon a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. During the three months ended March 31, 2013, our interest expense increased as a result of higher average balances outstanding under our Credit Facility. In addition, in March 2013, we issued $400 million principal amount of 4.875% Senior Notes, and repurchased and redeemed $150 million principal amount of our 7.625% Senior Notes, the net effect of which we expect will increase interest expense in future periods.
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

The following table reflects a reconciliation of EBITDA and Adjusted EBITDA to income from continuing operations before non-controlling interests, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The table below may contain summation differences due to rounding.

	For the Three Months Ended March 31,
EBITDA Reconciliation - Continuing Operations:	2013		2012
Income from continuing operations before non-controlling interests	$19.3	2.1%	$11.7	1.6%
Interest expense, net	10.0	1.1%	9.0	1.2%
Provision for income taxes	12.3	1.3%	7.8	1.1%
Depreciation and amortization	31.8	3.5%	20.7	2.8%
EBITDA – Continuing Operations	$73.5	8.0%	$49.2	6.7%
Loss on debt extinguishment	5.6	0.6%	—	—%
Adjusted EBITDA – Continuing Operations	$79.1	8.6%	$49.2	6.7%

While EBITDA and Adjusted EBITDA are measures of the Company's ability to generate cash, these measures exclude the cash impact of changes in the Company's assets and liabilities as well as interest and taxes. Net cash provided by operating activities in the consolidated statement of cash flows takes these changes in the Company's assets and liabilities into account. The following table, which may contain summation differences due to rounding, presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec:

	For the Three Months Ended March 31,
	2013	2012
Total EBITDA Reconciliation:
EBITDA, Continuing operations	$73.5	$49.2
EBITDA, Discontinued operations	(1.2)	4.3
EBITDA, Total MasTec	$72.3	$53.5

Reconciliation to Adjusted EBITDA and to Net Cash Provided by Operating Activities, Total MasTec:
Loss on debt extinguishment	5.6	—
Adjusted EBITDA, Continuing operations	$79.1	$49.2
Adjusted EBITDA, Discontinued operations	(1.2)	4.3
Adjusted EBITDA, Total MasTec	$77.9	$53.5
Interest expense	(10.1)	(9.0)
Provision for income taxes	(12.1)	(9.3)
Loss on debt extinguishment	(5.6)	—
Adjustments to reconcile net income to net cash provided by operating activities, excluding depreciation and amortization	7.9	(1.0)
Change in assets and liabilities, net of assets acquired and liabilities assumed	(26.2)	9.3
Net cash provided by operating activities, Total MasTec	$31.8	$43.4

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

	For the Three Months Ended March 31,
	2013	2012
Adjusted Income From Continuing Operations (in millions)	$22.8	$11.7
Adjusted Diluted Earnings From Continuing Operations Per Share	$0.27	$0.14

The tables below reconcile Adjusted Income From Continuing Operations and Adjusted Diluted Earnings From Continuing Operations Per Share with reported income from continuing operations before non-controlling interests and reported diluted earnings per share, continuing operations, the most directly comparable U.S. GAAP financial measures. The tables below may contain summation differences due to rounding.

	For the Three Months Ended March 31,
	2013		2012
	Income From Continuing Operations Before Non-controlling Interests (in millions)	Diluted Earnings Per Share, Continuing Operations	Income From Continuing Operations Before Non-controlling Interests (in millions)	Diluted Earnings Per Share, Continuing Operations
Reported U.S GAAP measure	$19.3	$0.23	$11.7	$0.14
Loss on debt extinguishment (a)	3.4	0.04	—	—
Adjusted non-U.S. GAAP measure	$22.8	$0.27	$11.7	$0.14

(a)
Represents the after tax expense and corresponding diluted per share impact related to loss on debt extinguishment associated with the repurchase and redemption of our 7.625% senior notes in the first quarter of 2013. The tax effect was calculated using the effective tax rate from continuing operations for the respective period. See Note 10 - Debt in the notes to the condensed unaudited consolidated financial statements.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from continuing operations, availability under our credit facility, capital lease and other equipment financing arrangements and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations and debt service. We also evaluate opportunities for strategic acquisitions and/or investments from time to time that may require cash, and may consider opportunities to either repurchase, refinance or retire outstanding debt or repurchase outstanding shares of our common stock in the future.
Capital Expenditures. We estimate that we will spend approximately $100 million in 2013 on capital expenditures, and in addition, we expect to incur from $50 to $60 million of equipment purchases under capital lease or other financing arrangements. For the three months ended March 31, 2013, we spent approximately $26 million on capital expenditures, and incurred approximately $38 million of equipment purchases under capital lease and other financing arrangements. Actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future. In addition, we expect to continue to sell older equipment as we upgrade to new equipment.
Earn-out Payments. In most of our recent acquisitions, we have agreed to pay earn-out payments to the sellers, generally based on the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of March 31, 2013 is approximately $149 million. Of this amount, $33 million represents the liability for earn-out obligations that have already been earned and are currently payable, as well as estimates of amounts that will be paid within one year, but may not yet have been earned. The remainder, $116 million, is management's estimate of potential future earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP for such acquisitions. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill.
During the three months ended March 31, 2013 and 2012, we made cash payments of $5.0 million and $4.8 million, respectively, related to earn-out obligations. See Note 3 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements.
Income Taxes. Our cash tax payments increased to $8.2 million for the three months ended March 31, 2013 from $1.9 million for the three months ended March 31, 2012. Quarterly tax payments are based on estimates of full year activity and estimated tax rates. Our cash tax payments increased for the three months ended March 31, 2013 due to the fact that we expect to have higher taxable income in 2013 from higher expected earnings. In 2012, we benefited from higher bonus tax depreciation expense, which further reduced our cash tax payments.
Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year and, we generally experience seasonal working capital needs from approximately April through October to support growth in accounts receivable, and to a lesser extent, inventory. Working capital needs tend to increase when we commence large amounts of work due to the fact that payroll and certain other costs, including inventory, are required to be paid before the receivables resulting from work performed are billed or collected. Timing of project close-outs can contribute to changes in unbilled revenue. Accounts receivable balances increased slightly in the first quarter of 2013, from $877 million as of December 31, 2012 to $902 million as of March 31, 2013 due to an increase in days sales outstanding, as discussed within the Summary of Financial Condition, Liquidity and Capital Resources below. Inventory balances decreased in the first quarter of 2013, from $84 million as of December 31, 2012 to $70 million as of March 31, 2013.
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
New Convertible Notes - Settlements. As of March 31, 2013, our common stock trading price was higher than the conversion prices of our outstanding 4.0% and 4.25% senior convertible notes. Currently, we intend to settle the principal amounts of our New Convertible Notes upon any conversion thereof in cash. As of March 31, 2013, we had outstanding $202.3 million aggregate principal amount of our New Convertible Notes. Notwithstanding our present intention to settle conversions of our New Convertible Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our credit facility. As of March 31, 2013, these restrictions would not have limited our ability to settle the New Convertible Notes in cash. See Summary of Financial Condition, Liquidity and Capital Resources below for discussion pertaining to our credit facility.
Summary of Financial Condition, Liquidity and Capital Resources
There were no changes in general U.S. and global economic conditions since December 31, 2012 that have had a significant impact on our overall financial position, results of operations or cash flows for the three months ended March 31, 2013. Given the generally good credit quality of our customer base, we do not expect collection issues that would materially impact our liquidity in the next twelve months. In addition, as a result of our current capital structure, including our credit facility, we do not anticipate that current overall capital market conditions will materially impact our liquidity. We anticipate that funds generated from operations, borrowings under our credit facility, proceeds from the issuance of our 4.875% Senior Notes and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.
Sources and Uses of Cash
As of March 31, 2013, we had $454 million in working capital, defined as current assets less current liabilities, compared to $337 million as of December 31, 2012, an increase of $117 million. Total cash and cash equivalents of approximately $110 million as of March 31, 2013 increased by $83 million from total cash and cash equivalents of $27 million as of December 31, 2012. Cash and cash equivalents of $109 million as of March 31, 2013 from our continuing operations businesses increased from approximately $26 million as of December 31, 2012.
Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$31.8	$43.4
Net cash used in investing activities	$(32.1)	$(16.6)
Net cash provided by (used in) financing activities	$83.7	$(27.1)

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of billings and collections of receivables and the settlement of payables and other obligations. A portion of working capital assets is typically converted to cash in the first quarter. Conversely, working capital needs generally increase from April through October due to the seasonality of our business. Cash provided by operating activities for the three months ended March 31, 2013 decreased to $31.8 million from $43.4 million in 2012, a decrease of $11.6 million. The decrease in cash provided by operating activities was principally driven by net changes in assets and liabilities of $35 million, primarily related to use of working capital, more fully described below, offset, in part, by the impact of changes in non-cash adjustments of $20 million and an increase in net income of $4.2 million for the three months ended March 31, 2013 as compared with the same period in the prior year.
Accounts receivable increased by $28.5 million during the three months ended March 31, 2013, as compared with an increase in accounts receivable of $1.7 million for the three months ended March 31, 2012, a use of cash of $26.8 million. Accounts payable and accrued expenses decreased by $5 million for the three months ended March 31, 2013, representing a use of cash, as compared with an increase in accounts payable and accrued expenses of $7 million in the prior year, representing a source of cash, for a net deterioration of $12 million. The change in deferred tax assets and liabilities, net, of $3 million for the three months ended March 31, 2013 represented a use of cash, as compared with a source of cash of $10 million for the same period in the prior year, a deterioration of $14 million. These changes were offset, in part, by a decrease in inventory of $12.2 million during the three months ended March 31, 2013 representing a source of cash, as compared with a decrease in inventories of $0.2 million for the three months ended March 31, 2012, an improvement of $12.0 million.

Days sales outstanding for our continuing operations businesses as of March 31, 2013 was 88 as compared with days sales outstanding of 83 as of December 31, 2012, as adjusted for businesses acquired in December 2012. Factors contributing to the increase in days sales outstanding include timing of project close-outs and related billings, contractual billing terms and pace of collections. Changes in project and customer mix also contributed to the increase in days sales outstanding. We do not currently anticipate collection issues related to our outstanding accounts receivable balances, and we continue to actively bill and collect outstanding amounts in a timely manner.
Investing Activities. Net cash used in investing activities increased by $15.5 million to $32.1 million for the three months ended March 31, 2013 from $16.6 million of cash used in investing activities for the three months ended March 31, 2012. The increase was driven by an increase in capital expenditures, as well as an increase in cash payments for acquisitions, including earn-out obligations. We spent $25.9 million on capital expenditures for the three months ended March 31, 2013, an increase of $11.8 million as compared with the same period in the prior year. Capital expenditures have increased in 2013 to support higher activity levels in our oil and gas and electrical transmission businesses. We also paid $5.0 million of earn-out obligations for the three months ended March 31, 2013. No earn-out payments were made for the three months ended March 31, 2012.
Financing Activities. Cash provided by financing activities for the three months ended March 31, 2013 was $83.7 million, as compared with cash used in financing activities of $27.1 million for the three months ended March 31, 2012, an increase of $110.7 million. The increase in cash provided by financing activities was driven principally by the proceeds from the $400 million of 4.875% Senior Notes we issued in March 2013, partially offset by the repurchase and redemption of our $150 million 7.625% Senior Notes, as well as an increase of $105 million in net repayments of outstanding balances on our credit facility.
Credit Facility
We have a $600 million senior secured revolving credit facility (the "Credit Facility") maturing on August 22, 2016. Up to $350 million of the Credit Facility is available for the issuance of letters of credit. Subject to certain terms in the Credit Facility, we have the option to increase our revolving commitments and/or establish term loans of up to $200 million in total. Borrowings under the Credit Facility will be used to refinance existing indebtedness and for working capital, capital expenditures and other corporate purposes, including the repurchase or prepayment of indebtedness; however, the Credit Facility restricts the repurchase or prepayment of certain unsecured indebtedness, including our senior notes due 2023 and senior convertible notes due 2014, unless we have at least $50 million of remaining liquidity (as defined in the Credit Facility) after any such repurchase or prepayment.
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
As of March 31, 2013, we had no outstanding revolving loans under our Credit Facility. Approximately $119.3 million of letters of credit were issued under our Credit Facility. The remaining $480.7 million of Credit Facility borrowing capacity was available for revolving loans or up to $230.7 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of March 31, 2013, interest on outstanding letters of credit accrued at either 1% or 2% per annum, based on the type of letter of credit issued, as described above. The unused facility fee as of March 31, 2013 was 0.35%.
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

Cash Overdrafts
On a daily basis, available funds are swept from our depository accounts into a concentration account and are used to repay debt under our Credit Facility. Cash overdrafts principally represent the balance of outstanding checks that have not yet cleared through the banking system. Other cash balances maintained by certain operating subsidiaries, which are not swept into our concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. We generally do not fund our disbursement accounts for checks we have written until the checks are presented to the bank for payment. Cash overdrafts are classified within accounts payable. There are no compensating balance requirements associated with our depository accounts and there are no other restrictions on the transfer of cash associated with our depository accounts. As of March 31, 2013, cash overdrafts totaled $9.1 million.
4.875% Senior Notes
On March 18, 2013, we issued $400 million of 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”) in a registered public offering. The 4.875% Senior Notes bear interest at a rate of 4.875% per annum, payable on March 15 and September 15 of each year, commencing on September 15, 2013. The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt.  The 4.875% Senior Notes, as well as our Senior Convertible Notes described below, are effectively junior to MasTec's secured debt, including our Credit Facility, to the extent of the value of the assets securing that debt. The 4.875% Senior Notes are guaranteed on an unsecured unsubordinated basis by MasTec's direct and indirect 100%-owned domestic subsidiaries that guarantee the Credit Facility.
We have the option to redeem all or a portion of the 4.875% Senior Notes at any time on or after March 15, 2018 at the redemption prices set forth in the indenture that governs the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) plus accrued and unpaid interest, if any, to the redemption date. At any time prior to March 15, 2018, we may redeem all or a part of the 4.875% Senior Notes at a redemption price equal to 100% of the principal amount of 4.875% Senior Notes redeemed plus an applicable premium, as defined in the 4.875% Senior Notes Indenture, and accrued and unpaid interest, if any, to the redemption date.

In addition, at any time prior to March 15, 2016, we may redeem up to 35% of the principal amount of the 4.875% Senior Notes using the net cash proceeds of one or more sales of our capital stock, as defined in the 4.875% Senior Notes Indenture, at a redemption price of 104.875% of the principal amount, plus accrued and unpaid interest to the redemption date.
The 4.875% Senior Notes Indenture, among other things, generally limits the ability of MasTec and certain of its subsidiaries, subject to certain exceptions, to (i) incur additional debt and issue preferred stock, (ii) create liens, (iii) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (iv) place limitations on distributions from certain subsidiaries, (v) issue guarantees, (vi) issue or sell the capital stock of certain subsidiaries, (vii) sell assets, (viii) enter into transactions with affiliates and (ix) effect mergers. The 4.875% Senior Notes Indenture provides for customary events of default, as well as customary remedies upon an event of default, as defined in the 4.875% Senior Notes Indenture, including acceleration of repayment of outstanding amounts.
Approximately $7.0 million in financing costs were incurred in connection with the issuance of the 4.875% Senior Notes. These deferred financing costs are included in other long-term assets in the condensed unaudited consolidated financial statements and will be amortized over the term of the 4.875% Senior Notes using the effective interest method. We used a portion of the proceeds from the 4.875% Senior Notes offering to fund the repurchase and redemption of our $150 million principal amount of 7.625% senior notes due 2017 (the “7.625% Senior Notes”), discussed below, and to repay the outstanding balance of the Credit Facility. The remaining net proceeds were used for working capital and other general corporate purposes.
Repurchase and Redemption of 7.625% Senior Notes
On March 18, 2013, we repurchased approximately $121.1 million of our 7.625% Senior Notes in a tender offer at a price of 102.792% of the principal amount, which included an early tender payment of $30.00 per $1,000 principal amount of notes tendered. The holders of the tendered 7.625% Senior Notes also received accrued interest from the most recent interest payment date to the date of repurchase. In addition, the remaining outstanding $28.9 million aggregate principal balance of the 7.625% Senior Notes was effectively redeemed in accordance with their terms on March 29, 2013 at a price of 102.542% of the principal amount, plus accrued interest from the most recent interest payment date to the date of redemption.

A loss on debt extinguishment of $5.6 million was recognized during the three months ended March 31, 2013 related to the 7.625% Senior Notes, including $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs. This loss is separately disclosed within the condensed unaudited consolidated statements of operations.
Senior Convertible Notes
New Senior Convertible Notes. We have $105.3 million of new 4.0% senior convertible notes due 2014 (the "New 4.0% Notes”) and $97.0 million of new 4.25% senior convertible notes due 2014, (the “New 4.25% Notes” and, collectively with the New 4.0% Notes, the “New Convertible Notes”), both of which were issued in 2011, in exchange for identical principal amounts of original 4.0% senior convertible notes and original 4.25% senior convertible notes (the “Original 4.0% Notes” and “Original 4.25% Notes,” respectively, and collectively, the “Original Convertible Notes”). We paid exchange fees of approximately 50 basis points, or $1 million and incurred transaction costs of approximately $0.7 million in connection with the exchange. The terms of the New Convertible Notes are substantially identical to those of the Original Convertible Notes, except that the New Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features.

The New Convertible Notes are convertible at any time during the three months immediately preceding their respective maturity dates; prior to such time, however, the New Convertible Notes are convertible only under certain conditions. See discussion in Note 10 - Debt in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.
Because the New Convertible Notes have an optional cash settlement feature, and we intend to settle the principal amount of any conversions thereof in cash, the conversion shares underlying the principal amount of the New Convertible Notes totaling approximately 13.0 million shares are not included in our diluted share count. If, however, the average stock price per share exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, then the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Our average stock price exceeded the conversion prices of the New Convertible Notes for the three months ended March 31, 2013 and 2012. This resulted in the inclusion of 5.9 million and 1.7 million weighted average premium shares in our diluted share count for the three months ended March 31, 2013 and 2012, respectively. The total value of the premium over the principal amount for the New Convertible Notes for the three months ended March 31, 2013 and 2012 was approximately $169.1 million and $29.9 million, respectively. See Note 2 – Earnings Per Share and Note 10 – Debt in the notes to the condensed unaudited consolidated financial statements. The number of premium shares included in our diluted share count will vary with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods.
Notwithstanding our present intention to settle conversions of our New Convertible Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility, which restricts the repurchase or prepayment of certain unsecured indebtedness, including the Company’s senior notes due 2023 and senior convertible notes due 2014, unless the Company has at least $50 million of remaining liquidity (as defined in the Credit Facility) after any such repurchase or prepayment. If we were required to settle conversions of our New Convertible Notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our Credit Facility, we could be required to obtain additional funding or settle such conversions in shares of our common stock, which would be dilutive to our existing shareholders. We cannot be certain that such funding would be available on terms acceptable to us, or at all.
The New Convertible Notes are guaranteed by the Company’s direct and indirect 100%-owned subsidiaries that guarantee the Original Convertible Notes.
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
As of March 31, 2013, an aggregate principal amount of $12.6 million of Original Convertible Notes was outstanding.
The 4.25% and 4.0% senior convertible notes are guaranteed by certain of our 100%-owned direct and indirect domestic operating subsidiaries. There are no financial covenants on these notes; however, there are certain nonfinancial provisions and covenants associated with these notes.
Acquisition Debt
In connection with certain acquisitions, we have entered into or assumed certain debt and/or capital lease obligations. As of March 31, 2013, $13.8 million of this acquisition-related debt remained outstanding. Except for one note with an immaterial principal balance as of March 31, 2013, there are no financial covenants associated with this acquisition-related debt.
Debt Guarantees and Covenants
The New Convertible Notes and Original Convertible Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of our Credit Facility or other outstanding indebtedness.  The 4.875% Senior Notes are guaranteed on an unsecured, unsubordinated basis by MasTec's 100%-owned direct and indirect domestic subsidiaries that guarantee the Credit Facility. See Note 20 - Supplemental Guarantor Financial Information in the notes to the condensed unaudited consolidated financial statements.
We were in compliance with all provisions and covenants pertaining to our outstanding debt instruments as of March 31, 2013.

Auction Rate Securities
Our securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. As of March 31, 2013, we held $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $14.8 million. Cumulative adjustments to the cost basis of these securities totaled $3.3 million as of March 31, 2013. See Note 7 – Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements.
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
Leases. In the ordinary course of business, we enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs, including related party leases. These leases allow us to conserve cash and provide flexibility in that we pay a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, reflected within continuing operations, was approximately $48.8 million for the three months ended March 31, 2013.
Letters of Credit. In the ordinary course of business, we are required to post letters of credit for our insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, we would be required to reimburse the issuer of the letter of credit, which depending upon the circumstances, could result in a charge to earnings. As of March 31, 2013, we had $119.3 million of letters of credit issued under our Credit Facility, of which $53.2 million pertained to certain of our insurance carriers. We are not aware of any material claims relating to outstanding letters of credit as of March 31, 2013 and do not believe it is likely that any material claims will be made under any of our outstanding letters of credit in the foreseeable future. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit reduces our borrowing availability under our Credit Facility.
Performance and Payment Bonds. In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2013, the estimated cost to complete projects secured by our $1.1 billion in performance and payment bonds was $162.2 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future. If our business continues to grow, our bonding requirements may increase in the future. If we are unable to successfully renew or obtain sufficient bonding capacity in the future, it could limit our ability to bid on certain contracts or perform work for certain customers.
Self-Insurance. We maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and we believe such accruals to be adequate. As of March 31, 2013, our liability for unpaid claims and associated expenses, including incurred but not reported losses related to our workers compensation, general liability and automobile liability insurance policies, was $49.8 million, of which $29.7 million was reflected within non-current other liabilities in the condensed unaudited consolidated financial statements.
We also maintain an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. Our liability for employee group claims as of March 31, 2013, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $1.1 million.
We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to provide surety bonds in certain states in which we are self-insured. As of March 31, 2013, these letters of credit amounted to $53.2 million. In addition, cash collateral deposited with insurance carriers, which is included in other long term assets in the condensed unaudited consolidated balance sheets, amounted to $1.4 million as of March 31, 2013. Outstanding surety bonds related to workers' compensation self-insurance programs amounted to $9.0 million as of March 31, 2013.
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
Based upon the information available to us from plan administrators as of March 31, 2013, several of the multi-employer pension plans in which our subsidiaries participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose on the employers contributing to such plan a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of union employees covered by these plans.
On November 15, 2011, we, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan that is in critical condition. In connection with this withdrawal, we recorded a $6.4 million withdrawal liability based on an estimate provided by the Central States administrator of such liability as of the date of withdrawal. We withdrew from Central States in order to mitigate our liability in connection with the plan. Central States, however, has asserted that the PLCA members did not effectively withdraw in 2011 and are, therefore, responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States made a demand on us for the sum of $10.8 million in withdrawal liability, which sum that includes 2011 contribution amounts. We are vigorously opposing this demand because we believe that we legally and effectively withdrew from Central States on November 15, 2011. If Central States were to prevail in its assertion that we, in fact, withdrew after that date, then the amount of our withdrawal liability would increase to approximately $10.8 million. In addition, if Central States were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three year period commencing with the beginning of the calendar year during which we withdrew from the plan, there could be additional liability. We currently do not have plans to withdraw from any other multi-employer pension plan.
Withdrawal liabilities, requirements to pay increased contributions and/or excise taxes in connection with any of the multi-employer pension plans in which our subsidiaries participate could negatively impact our liquidity and results of operations.
Indemnities. We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of March 31, 2013, we were not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Interest Rate Risk
Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the Credit Facility, plus a margin of 2%, or a base rate, as defined in the Credit Facility, plus a margin of 1%. As of March 31, 2013, we had no outstanding revolving loans under our Credit Facility. Interest on letters of credit issued under our Credit Facility currently accrues at either 1% or 2% per annum, based on the type of letter of credit issued. A 100 basis point increase in the interest rate applicable to revolving loans under our Credit Facility would not have had a material impact on our results of operations for the three month period ended March 31, 2013.
As of March 31, 2013, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% senior notes, $115 million aggregate principal amount of 4.0% senior convertible notes, $100 million aggregate principal amount of 4.25% senior convertible notes and $33.4 million of notes payable for equipment, which had a weighted average interest rate of approximately 2.8%. None of this debt subjects us to interest rate risk.
Foreign Currency Risk
We have foreign operations in Canada, as well as in parts of Latin America and the Caribbean. For the three month period ended March 31, 2013, we had foreign currency translation losses of $0.8 million relating primarily to our Canadian operations, which were recorded as a component of other comprehensive income. If we continue to expand our operations outside of the United States, our exposure to fluctuations in foreign currency exchange rates could increase in the future.
Auction Rate Securities
Our securities available for sale consist of auction rate securities. Our auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The net default rate as of March 31, 2013 was estimated to be 6.22%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes composed of floating rate international bank notes. For the three month period ended March 31, 2013, no other-than-temporary impairment losses were recognized in earnings on our structured finance security. As of March 31, 2013, we held $17.9 million in par value of auction rate securities, which had an estimated fair value and carrying value of $14.8 million. Cumulative unrealized losses related to our student loan auction rate securities totaled $1.1 million as of March 31, 2013, which are recorded in other comprehensive income, net of applicable income taxes.
See Note 7 - Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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
Legacy Litigation
Refer to Note 17 – Commitments and Contingencies in the notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K.

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
For the three months ended March 31, 2013, we derived approximately 18%, 16% and 12% of our revenue from continuing operations from AT&T, DIRECTV® and Enbridge, Inc., respectively. For the three months ended March 31, 2012, we derived approximately 20% and 19% of our revenue from continuing operations from DIRECTV® and AT&T, respectively. In addition, our ten largest customers accounted for approximately 69% and 71% of our revenue from continuing operations for the three months ended March 31, 2013 and 2012, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, our results of operations, cash flows and liquidity could be negatively affected if these customers reduce the amount of business they provide to us, or if we complete the required work on our projects for these customers and cannot replace them with similar projects. Approximately 49% of our revenue from continuing operations was derived from non-recurring project specific work for the three months ended March 31, 2013, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.
Our revolving credit facility, senior notes and senior convertible notes impose restrictions on us which may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.
We have a significant amount of outstanding senior notes and senior convertible notes and a $600 million revolving credit facility.
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
Conversions of our senior convertible notes that we issued in January 2011, which we refer to as our new senior convertible notes, may be settled in cash. Currently, we intend to settle the principal amounts of our new senior convertible notes upon any conversion thereof in cash. Notwithstanding our present intention to settle conversions of our new senior convertible notes in cash, we cannot assure you that we will be able to do so due to provisions in our credit facility, which restrict the repurchase or prepayment of certain unsecured indebtedness, including our senior notes due 2023 and all of senior convertible notes due 2014, unless we have at least $50 million of remaining liquidity (as defined in the credit facility) after any such repurchase or prepayment. If we were required to settle conversions of our new senior convertible notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our credit facility, we could be required to obtain additional funding or settle such conversions in shares of our common stock, which would be dilutive to our existing shareholders. We cannot be certain that such funding would be available on terms acceptable to us, or at all.
The market price of our common stock has been, and may continue to be, highly volatile.
The market price of our common stock on the New York Stock Exchange has been, and may continue to be, volatile. Numerous factors could have a significant effect on the price of our common stock, including:

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the three month period ended March 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

January 1 through January 31	—		$—	—	$—
February 1 through February 28	536	(1)	$29.88	—	$—
March 1 through March 31	—		$—	—	$—
Total	536			—

(1)	Reflects shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs.

ITEM 6.     EXHIBITS

Exhibit No.	Description
4.1
Form of 4.875% Senior Notes due 2023 (incorporated herein by reference to Exhibit A of the Supplemental Indenture filed as Exhibit 4.3 to our Current Report on Form 8-K, filed with the SEC on March 18, 2013).

4.2
Fifth Supplemental Indenture to Indenture dated June 5, 2009, dated March 18, 2013, by and among the Company, certain of the Company's subsidiaries and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed with the SEC on March 18, 2013 and incorporated by reference herein.

4.3
Supplemental Indenture to Indenture dated January 31, 2007, dated March 18, 2013, by and among the Company, certain of the Company's subsidiaries and U.S. Bank National Association, as trustee, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed with the SEC on March 18, 2013 and incorporated by reference herein..

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Valuation Firm
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
______________

*	Filed herewith.

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
Date: May 2, 2013
/s/ JOSE R. MAS
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. ROBERT CAMPBELL
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)