Form 10-Q
period 2013-06-30
MASTEC INC
filed 2013-08-01
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Commission File Number 001-08106
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
    Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of July 29, 2013, MasTec, Inc. had 77,110,668 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC
FORM 10-Q
QUARTER ENDED JUNE 30, 2013

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$977,624	$988,874	$1,896,272	$1,727,131
Costs of revenue, excluding depreciation and amortization	822,655	868,504	1,614,154	1,520,752
Depreciation and amortization	33,602	21,763	65,355	42,480
General and administrative expenses	51,900	38,374	100,785	75,678
Interest expense, net	11,838	9,487	21,883	18,438
Loss on extinguishment of debt	—	—	5,624	—
Other expense (income), net	322	(366)	(504)	(827)
Income from continuing operations before provision for income taxes	$57,307	$51,112	$88,975	$70,610
Provision for income taxes	(21,776)	(19,948)	(34,124)	(27,751)
Income from continuing operations before non-controlling interests	$35,531	$31,164	$54,851	$42,859
Discontinued operations:
(Loss) income from discontinued operations, net of tax, including impairment charges and loss on disposal (See Note 4 – Discontinued Operations)	$(484)	$(1,075)	$(1,431)	$1,399
Net income	$35,047	$30,089	$53,420	$44,258
Net income (loss) attributable to non-controlling interests	106	(3)	109	(6)
Net income attributable to MasTec, Inc.	$34,941	$30,092	$53,311	$44,264
Earnings per share (1) (See Note 2 - Earnings Per Share):
Basic earnings (loss) per share:
Continuing operations	$0.46	$0.39	$0.71	$0.53
Discontinued operations	(0.01)	(0.01)	(0.02)	0.02
Total basic earnings per share	$0.46	$0.37	0.70	0.55
Basic weighted average common shares outstanding	76,741	80,249	76,675	80,432
Diluted earnings (loss) per share:
Continuing operations	$0.42	$0.38	$0.65	$0.52
Discontinued operations	(0.01)	(0.01)	(0.02)	0.02
Total diluted earnings per share	$0.41	$0.37	$0.63	$0.53
Diluted weighted average common shares outstanding	84,558	82,466	84,337	83,213

(1)	Earnings per share tables may contain slight summation differences due to rounding.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$35,047	$30,089	$53,420	$44,258
Foreign currency translation (losses) gains	(5,952)	(995)	(6,775)	129
Changes in value of available for sale securities (See Note 7 - Securities Available For Sale):
Unrealized (losses) gains on available for sale securities, before tax	(13)	(506)	346	(89)
Reversal and reclassification adjustments:
Reversal of unrealized gains, net, on sold or redeemed securities	(388)	—	(388)	—
Reclassification adjustment for unrealized gains on sold securities, recognized in earnings	(717)	—	(717)	—
Benefit from income taxes	431	211	293	40
Changes in value of available for sale securities, net of tax	$(687)	$(295)	$(466)	$(49)
Comprehensive income	$28,408	$28,799	$46,179	$44,338
Comprehensive income (loss) attributable to non-controlling interests	$106	$(3)	$109	$(6)
Comprehensive income attributable to MasTec, Inc.	$28,302	$28,802	$46,070	$44,344

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$13,295	$26,382
Accounts receivable, net of allowance	1,115,991	877,164
Inventories	67,015	83,939
Current deferred tax assets, net	8,851	3,276
Prepaid expenses and deposits	28,127	30,550
Other current assets	17,200	8,628
Current assets of discontinued operations	21,763	18,591
Total current assets	$1,272,242	$1,048,530
Property and equipment, net	470,544	350,378
Goodwill	860,207	826,110
Other intangible assets, net	168,701	137,100
Available for sale auction rate securities	9,341	14,408
Other assets	32,355	32,105
Long-term assets of discontinued operations	7,516	7,648
Total assets	$2,820,906	$2,416,279
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$49,907	$52,596
Accounts payable	383,372	401,078
Accrued salaries and wages	63,683	31,529
Accrued taxes payable	9,968	12,511
Accrued insurance	22,028	21,754
Other accrued expenses	39,942	11,550
Acquisition-related contingent consideration, current	51,305	19,216
Billings in excess of costs and earnings	133,464	123,435
Other current liabilities	35,034	29,698
Current liabilities of discontinued operations	9,905	10,679
Total current liabilities	$798,608	$714,046
Acquisition-related contingent consideration, net of current portion	115,580	135,712
Long-term debt	806,497	546,323
Long-term deferred tax liabilities, net	141,302	119,388
Other liabilities	38,606	38,875
Total liabilities	$1,900,593	$1,554,344
Commitments and Contingencies (See Note 17)
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued shares - 86,194,290 and 85,915,552 as of June 30, 2013 and December 31, 2012, respectively	8,619	8,592
Capital surplus	809,336	803,166
Contributed shares	6,002	—
Retained earnings	254,226	200,915
Accumulated other comprehensive loss	(12,742)	(5,501)
Treasury stock, at cost; 9,467,286 shares as of both June 30, 2013 and December 31, 2012	(150,000)	(150,000)
Total MasTec, Inc. shareholders’ equity	$915,441	$857,172
Non-controlling interests	$4,872	$4,763
Total shareholders’ equity	$920,313	$861,935
Total liabilities and shareholders’ equity	$2,820,906	$2,416,279

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$53,420	$44,258
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,355	42,946
Stock-based compensation expense	6,617	2,171
Excess tax benefit from stock-based compensation	(1,462)	(70)
Non-cash interest expense	4,528	4,253
Write-off of unamortized financing costs on redeemed debt	1,508	—
Provision for doubtful accounts	2,491	1,275
Provision for losses on construction projects, net	1,387	(9,894)
Provision for inventory obsolescence	360	976
Gain on sale of property and equipment	(1,355)	(898)
Gain on sale of available for sale securities	(717)	—
Impairment charges and loss on disposal, discontinued operations	320	248
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(178,566)	(245,975)
Inventories	17,124	(7,729)
Deferred tax assets and liabilities, net	7,160	3,515
Other assets, current and non-current portion	16,950	(568)
Accounts payable and accrued expenses	14,869	158,446
Billings in excess of costs and earnings	8,046	(9,942)
Other liabilities, current and non-current portion	(3,468)	12,744
Net cash provided by (used in) operating activities	$14,567	$(4,244)
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net, including contingent consideration	(133,392)	(15,862)
Capital expenditures	(71,382)	(28,490)
Proceeds from sale of property and equipment	18,978	3,808
Proceeds from sale or redemption of investments	5,025	—
Proceeds from disposal of business, net	—	97,728
Investments in life insurance policies	(94)	(284)
Net cash (used in) provided by investing activities	$(180,865)	$56,900
Cash flows provided by (used in) financing activities:
Proceeds from issuance of 4.875% senior notes	400,000	—
Repayment of 7.625% senior notes	(150,000)	—
Proceeds from credit facility	499,666	422,550
Repayments of credit facility	(558,596)	(418,750)
Repayments of other borrowings	(18,570)	(10,542)
Proceeds from (repayments of) book overdrafts	7,989	(5,290)
Payments of capital lease obligations	(21,139)	(9,668)
Proceeds from stock option exercises and other share-based awards	4,283	766
Excess tax benefit from stock-based compensation	1,462	70
Purchases of treasury stock	—	(35,087)
Payments for debt extinguishment, call premiums	(4,116)	—
Payments of financing costs	(7,569)	(115)
Net cash provided by (used in) financing activities	$153,410	$(56,066)
Net decrease in cash and cash equivalents	(12,888)	(3,410)
Net effect of currency translation on cash	(274)	(56)
Cash and cash equivalents - beginning of period	26,767	20,280
Cash and cash equivalents - end of period	$13,605	$16,814
Cash and cash equivalents of discontinued operations	$310	$386
Cash and cash equivalents of continuing operations	$13,295	$16,428

Supplemental cash flow information:
Interest paid	$17,756	$13,726
Income taxes paid, net of refunds	$41,625	$18,896
Receipt of inventory prepaid in prior year	$—	$12,005
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease	$56,622	$26,729
Equipment acquired under financing arrangements	$23,406	$2,204
Value of shares withheld for payroll taxes under share-based compensation arrangements	$1,463	$—
Value of shares contributed by shareholder, former owner of acquired business	$6,002	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, such as: electrical utility transmission and distribution; natural gas and petroleum pipeline infrastructure; wireless, wireline and satellite communications; power generation, including renewable energy infrastructure; and industrial infrastructure. MasTec’s customers are primarily in these industries.
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
Principles of Consolidation
The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within shareholders’ equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income. The Company’s investments in entities in which the Company does not have a controlling interest, but has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as long-term assets in the condensed unaudited consolidated balance sheets. Income or loss from these investments is recorded within other income or expense, net, in the condensed unaudited consolidated statements of operations. The cost method is used for investments in entities over which the Company does not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue, in particular, on long-term construction contracts, including estimates of costs to complete projects and provisions for contract losses; allowances for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, assets and liabilities classified as held-for-sale, convertible debt obligations, available for sale securities and investments in cost and equity method investees; asset lives used in computing depreciation and amortization, including amortization of intangible assets; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the condensed unaudited consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation.
Significant Accounting Policies
Except for adoption of the accounting pronouncements discussed below, there have been no material changes to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

New accounting pronouncements
Recently Issued Accounting Standards, Not Adopted as of June 30, 2013
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”).  The objective of ASU 2013-05 is to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company is currently evaluating the potential impact of this ASU on its condensed unaudited consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-04”). ASU 2013-04 provides guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation.  ASU 2013-05 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Retrospective application is required for all periods presented. The Company is currently evaluating the potential impact of this ASU on its condensed unaudited consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Liabilities (Topic 405): Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”).  ASU 2013-11 provides guidance on the presentation in the financial statements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, and explains that unrecognized tax benefits should be presented as a reduction to deferred tax assets for net operating loss carryforwards, similar tax losses or tax credit carryforwards. To the extent a net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating the potential impact of this ASU on its condensed unaudited consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The amendment requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, disclosure is required, either on the face of the statement where net income is presented, or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new requirements are effective for public companies in interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 as of January 1, 2013 did not have an impact on the Company's condensed unaudited consolidated financial statements.

Note 2 – Earnings Per Share
Basic earnings per share is computed by dividing earnings available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using earnings from continuing operations. The potential issuance of common shares upon the exercise, conversion or vesting, as applicable, of outstanding stock options and unvested restricted share awards, as calculated under the treasury stock method, as well as shares associated with the Company’s outstanding convertible debt securities, may be dilutive.

The following table, which may contain slight summation differences due to rounding, provides details of the Company’s earnings per share calculations for the periods indicated (in thousands, except per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic
Net income attributable to MasTec:
Net income from continuing operations	$35,425	$31,164	$54,742	$42,859
Net (loss) income from discontinued operations	(484)	(1,072)	(1,431)	1,405
Basic net income attributable to MasTec	$34,941	$30,092	$53,311	$44,264
Weighted average shares outstanding	76,741	80,249	76,675	80,432
Basic earnings (loss) per share:
Continuing operations	$0.46	$0.39	$0.71	$0.53
Discontinued operations	(0.01)	(0.01)	(0.02)	0.02
Total basic earnings per share	$0.46	$0.37	$0.70	$0.55
Diluted
Net income attributable to MasTec:
Basic net income from continuing operations	$35,425	$31,164	$54,742	$42,859
Interest expense on original 4.0% notes, net of tax	59	59	118	116
Interest expense on original 4.25% notes, net of tax	20	19	39	39
Diluted net income from continuing operations	$35,504	$31,242	$54,899	$43,014
Net (loss) income from discontinued operations	(484)	(1,072)	(1,431)	1,405
Diluted net income attributable to MasTec	$35,020	$30,170	$53,468	$44,419
Shares:
Basic weighted average shares outstanding	76,741	80,249	76,675	80,432
Dilutive common stock equivalents	776	799	781	815
Dilutive premium shares, new 4.0% notes	3,187	260	3,104	545
Dilutive premium shares, new 4.25% notes	3,048	352	2,971	615
Dilutive shares, original 4.0% notes	612	612	612	612
Dilutive shares, original 4.25% notes	194	194	194	194
Diluted weighted average shares outstanding	84,558	82,466	84,337	83,213
Diluted earnings (loss) per share:
Continuing operations	$0.42	$0.38	$0.65	$0.52
Discontinued operations	(0.01)	(0.01)	(0.02)	0.02
Total diluted earnings per share	$0.41	$0.37	$0.63	$0.53

There were 123,077 and 61,878 weighted average anti-dilutive common stock equivalents from restricted share awards that were not included in the Company's diluted earnings per share calculations for the three and six month periods ended June 30, 2013, respectively. For the three and six month periods ended June 30, 2012, a total of 136,158 and 1,066 weighted average anti-dilutive common stock equivalents from restricted share awards, respectively, were not included in the Company’s diluted earnings per share calculations.
The Company’s Board of Directors authorized a $150 million share repurchase plan in 2011, under which the Company repurchased 4.6 million shares of common stock for $75.0 million during the year ended December 31, 2011. During the year ended December 31, 2012, the Company repurchased an additional 4.9 million shares under this plan for an aggregate purchase price of $75.0 million, which completed the share repurchase plan. The repurchased shares are held in the Company’s treasury. See Note 14 - Common Stock Activity.
Senior Convertible Notes – Diluted Share Impact
The Company has $215 million of outstanding convertible notes, including $105.3 million of new 4.0% senior convertible notes (the “New 4.0% Notes”) and $97.0 million of new 4.25% senior convertible notes (the “New 4.25% Notes” and, together with the New 4.0% Notes, the “New Convertible Notes”). The Company also holds $9.6 million of original 4.0% senior convertible notes and $3.0 million of original 4.25% senior convertible notes, (the “Original 4.0% Notes” and the “Original 4.25% Notes,” respectively and, collectively, the “Original Convertible Notes”). The New Convertible Notes have an optional physical (common share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof plus accrued interest in cash, the conversion shares underlying the New Convertible Notes, totaling approximately 13.0 million shares if fully settled in common stock, are not included in the Company’s diluted share count. If, however, the Company’s average stock price per share exceeds the respective conversion prices for the New Convertible Notes during a given reporting period, the resulting weighted average value of the respective number of conversion shares underlying the New Convertible Notes in excess of the principal amount of the notes, converted to shares at the market price, is included in the Company’s diluted share count (such shares are referred to as “premium shares”). See below and Note 10 - Debt of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.
The number of common shares issuable upon conversion of the Company’s Original Convertible Notes is determined for the corresponding periods by application of the “if-converted” method to the extent the effect on earnings per share from continuing operations is dilutive. Under the “if-converted” method, net income attributable to MasTec from continuing operations is adjusted to add back the after-tax amount of interest recognized in the period associated with the Original Convertible Notes, and correspondingly, the Original Convertible Notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding.
The following table summarizes the principal amounts of the Company’s outstanding convertible notes for the periods indicated, including their respective classification within the computation of earnings per share for the periods indicated (in millions):

	Three and Six Months Ended June 30,
	2013	2012
Dilutive:
New 4.0% Notes (1)	$105.3	$105.3
New 4.25% Notes (1)	97.0	97.0
Original 4.0% Notes (2)	9.6	9.7
Original 4.25% Notes (2)	3.0	3.0
Total principal amount, dilutive outstanding convertible notes	$215.0	$215.0

(1)
Dilutive shares associated with the New Convertible Notes are attributable to the weighted average premium value, in shares, of the conversion shares underlying the New Convertible Notes in excess of the respective principal amounts thereof.

(2)	Dilutive shares associated with the Original Convertible Notes are attributable to the underlying principal amounts.
The Company’s average stock price for the three and six month periods ended June 30, 2013 and 2012 exceeded the conversion prices of the New Convertible Notes. The number of premium shares included in the Company’s diluted share count varies with fluctuations in the Company’s actual share price for the related periods. Higher share prices result in a greater number of equivalent premium shares. Details of the calculation underlying the number of premium shares included in the Company’s diluted share count for the periods indicated are as follows (in thousands, except per share amounts):

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
	2013		2012		2013		2012
	New 4.0% Notes	New 4.25% Notes	New 4.0% Notes	New 4.25% Notes	New 4.0% Notes	New 4.25% Notes	New 4.0% Notes	New 4.25% Notes
Principal amount	$105,322	$97,000	$105,322	$97,000	$105,322	$97,000	$105,322	$97,000
Conversion price per share	$15.76	$15.48	$15.76	$15.48	$15.76	$15.48	$15.76	$15.48
Number of conversion shares, principal amount	6,683	6,268	6,683	6,268	6,683	6,268	6,683	6,268
Weighted average actual per share price	$30.13	$30.13	$16.40	$16.40	$29.43	$29.43	$17.16	$17.16
Excess over principal amount	$96,021	$91,837	$4,261	$5,777	$91,325	$87,433	$9,345	$10,545
Weighted average equivalent premium shares	3,187	3,048	260	352	3,104	2,971	545	615

Note 3 – Acquisitions and Other Investments
Allocations of purchase prices for acquisitions are based on estimates of the fair value of consideration paid and of the net assets acquired and are subject to adjustment upon finalization of these fair value estimates. In the second quarter of 2013 and in December 2012, the Company acquired certain businesses, as discussed below and in Note 3 - Acquisitions and Other Investments of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013, the allocations of purchase prices to the fair values of tangible and intangible assets and liabilities, including the estimated values of contingent earn-out obligations and the estimated useful lives of acquired assets for these acquisitions, are provisional and remain preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments that may result based on the final net assets and net working capital of the acquired businesses, as prescribed in the corresponding purchase agreements.
During the three and six months ended June 30, 2013, the Company revised its preliminary allocations for certain of the 2012 acquisitions based on new information about the facts and circumstances existing as of the respective dates of such acquisitions, or, for purchase price adjustments, based on the final net assets and net working capital of the businesses acquired, as prescribed in the relevant purchase agreements. These adjustments resulted in the recognition of, or adjusted the fair values of, certain acquired assets and assumed liabilities, which resulted in the revision of comparative prior period financial information. Such measurement period adjustments are presented as if the adjustments had been taken into account as of the dates of the respective acquisitions. All changes that do not qualify as measurement period adjustments are included in current period earnings.
2013 Acquisitions
Big Country
Effective May 1, 2013, MasTec acquired all of the issued and outstanding interests of Big Country Energy Services, Inc. and its affiliated operating companies (collectively, "Big Country") for an aggregate purchase price composed of approximately $103.5 million in cash, a five year contingent earn-out, valued at $22.8 million as of the date of acquisition, and the assumption of $24.4 million in debt. The earn-out is equal to 25% of the excess, if any, of Big Country’s annual earnings before interest, taxes, depreciation and amortization, over certain thresholds set forth in the purchase agreement, payable annually in cash.

Big Country is a North American oil and gas pipeline and facility construction services company, headquartered in Calgary, Alberta, Canada.  Big Country also has construction offices in Alberta, British Columbia and Saskatchewan, as well as in Wyoming and North Dakota. Big Country's services include oil, natural gas and natural gas liquids gathering systems and pipeline construction; pipeline modification and replacement services; compressor and pumping station construction; and other related services supporting the oil and gas production, processing and transportation industries. Big Country is expected to significantly expand MasTec's ability to take advantage of the rapidly expanding opportunities anticipated for energy infrastructure work in North America in the coming years.
The following table summarizes the preliminary estimated fair value of consideration paid and the allocation of purchase price as of the date of acquisition:

May 1, 2013
(in millions)
Purchase price consideration:
Cash	$103.5
Fair value of contingent consideration (earn-out liability)	22.8
Total consideration transferred	$126.3
Purchase price allocation to identifiable assets acquired and liabilities assumed:
Current assets	$69.0
Property and equipment	42.6
Pre-qualifications	29.6
Finite-lived intangible assets	10.1
Current liabilities	(21.9)
Long-term debt	(24.4)
Deferred income taxes	(10.1)
Total identifiable net assets	$94.9
Goodwill	$31.4
Total consideration allocated	$126.3

The fair values and weighted average useful lives of Big Country's acquired finite-lived intangible assets were assigned as follows as of the date of acquisition:

	Fair Value	Weighted Average Useful Life
	(in millions)	(in years)
Backlog	$1.8	1
Non-compete agreements	1.8	8
Customer relationships	6.5	6
Total acquired amortizing intangibles	$10.1	5

Finite-lived intangible assets will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to Big Country's pre-qualifications with companies in the oil and gas industry has been assigned an indefinite life as the pre-qualifications do not expire or diminish in value, and the companies to which they relate have extremely long operating histories. Goodwill arising from the acquisition represents the estimated value of Big Country's geographic presence in key high growth Canadian markets, its assembled workforce, its management team's industry-specific project management expertise and synergies expected to be achieved from the combined operations of Big Country and MasTec. As of the date of acquisition, the total amount of goodwill expected to be deductible for tax purposes was $4.1 million.

The fair value of the earn-out obligation was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-weighted EBITDA projections. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement was estimated to be between $0.3 million and $55.3 million; however, there is no maximum earn-out payment amount.

Big Country is reported within the Company's oil and gas segment.

Other 2013 Acquisitions

Effective April 1, 2013, MasTec acquired all of the issued and outstanding interests of Data Cell Systems, Inc. ("Data Cell"). Data Cell was formerly a subcontractor to MasTec's wireless business and will provide self-perform communications tower construction, installation, maintenance and other services in support of telecommunications infrastructure construction in the Company's communications segment.

Unaudited Pro Forma Information - 2013 Acquisitions
The following unaudited supplemental pro forma results of operations include the results of operations of each of the companies acquired in 2013 as if each had been consolidated as of January 1, 2012 and have been provided for illustrative purposes only. These unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond MasTec’s control.
The unaudited pro forma combined results of operations presented below for three and six month periods ended June 30, 2013 and 2012, respectively, have been prepared by adjusting the historical results of MasTec to include the historical results of the acquisitions described above as if they occurred on January 1, 2012. These unaudited pro forma combined historical results were then adjusted for an increase in amortization expense due to the incremental intangible assets recorded related to the acquisitions, a reduction in interest income resulting from the cash consideration paid and a reduction in interest expense relating to the repayment of acquired debt. The unaudited pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions. As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited, in millions)		(unaudited, in millions)
Revenue	$995.1	$1,039.5	$1,987.9	$1,849.8
Net income	$34.7	$29.6	$57.9	$47.2

Results of Acquired Businesses 2013

Revenues and net income resulting from the year over year incremental impact of the Company's 2013 acquisitions are included in MasTec's consolidated results of operations as follows (in millions):

For the Three and Six Months Ended June 30, 2013
Revenue	$39.6
Net income	$1.5

    Acquisition costs incurred in connection with these acquisitions of $0.9 million and $1.4 million were included in general and administrative costs for the three and six month periods ended June 30, 2013, respectively.

2012 Acquisitions
Bottom Line Services
Effective December 1, 2012, MasTec acquired all of the issued and outstanding interests of Bottom Line Services, LLC ("BLS") for an aggregate purchase price composed of approximately $67.6 million in cash and a five year earn-out, valued at $11.1 million as of the date of acquisition. BLS is engaged in providing natural gas and petroleum pipeline infrastructure services, primarily in eastern Texas.  Its services include pipeline and facilities construction, painting and maintenance services.
The following table summarizes the estimated fair value of consideration paid and the allocation of purchase price for BLS, as revised, as of the date of acquisition:

December 1, 2012
(in millions)
Purchase price consideration:
Cash	$67.6
Fair value of contingent consideration (earn-out liability)	11.1
Total consideration transferred	$78.7
Purchase price allocation to identifiable assets acquired and liabilities assumed:
Current assets	$36.3
Property and equipment	12.6
Trade name	2.6
Non-compete agreements	0.5
Customer relationships	24.4
Current liabilities	(12.8)
Total identifiable net assets	$63.6
Goodwill	$15.1
Total consideration allocated	$78.7

BLS is reported within the Company's oil and gas segment.

During the second quarter of 2013, $2.3 million of additional pre-acquisition project cost liabilities were recorded as a result of the ongoing review of the acquired net working capital of BLS. In addition, accounts receivable were reduced by $0.1 million. These adjustments resulted in an increase to the previously recorded amount of BLS goodwill of $2.4 million.

Other 2012 Acquisitions

Effective December 1, 2012, MasTec acquired all of the issued and outstanding interests of Go Green Services, LLC and all of the issued and outstanding shares of Dynamic Tower Services, Inc. ("DTS"). Go Green was formerly a subcontractor to MasTec's oil and gas business and provides self-perform clearing and trenching services for natural gas and petroleum pipeline infrastructure construction in the Company's oil and gas segment.  DTS was formerly a subcontractor to MasTec's wireless business and provides self-perform communications tower construction, installation, maintenance and other services in support of telecommunications infrastructure construction in the Company's communications segment.

Results of Acquired Businesses 2012

Revenues and net income resulting from the year over year incremental impact of the Company's 2012 acquisitions are included in MasTec's consolidated results of operations as follows (in millions):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Revenue	$47.0	$90.0
Net income	$2.0	$3.8

There were no acquisition costs incurred in connection with the 2012 acquisitions for the three and six month periods ended June 30, 2012, respectively.

2011 Acquisitions

In the second quarter of 2011, the Company acquired certain businesses, as discussed in Note 3 - Acquisitions and Other Investments of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. During the first quarter of 2013, the Company remeasured the contingent consideration liability for EC Source Services LLC ("EC Source") using currently available facts and circumstances, including recent and expected future performance, which resulted in an increase in EC Source's expected future earn-out liability. EC Source is reported within the Company's electrical transmission segment. In addition, the contingent consideration liability for Optima Network Services, Inc. ("Optima") was remeasured and settled in full during the first quarter of 2013 as a result of an amendment to the Optima purchase agreement effective February 28, 2013. Optima is reported within the Company's communications segment. The adjustments to the EC Source and Optima earn-out liabilities were recorded within other expense and other income, respectively, during the six month period ended June 30, 2013.
Other Investments
Through a 60%-owned consolidated subsidiary, MasTec owns a 34% interest in a rock extraction business in Panama (for a net beneficial ownership interest of 20.4%). This investment, which is a component of the Company's discontinued Globetec operation, is accounted for under the equity method of accounting, and is reflected within long-term assets of discontinued operations in the condensed unaudited consolidated financial statements. MasTec has performed construction services for this investee. No revenues were recognized for the three and six months ended June 30, 2013. Revenues of approximately $0.4 million and $1.2 million are included within the Company's results from discontinued operations for the three and six month periods ended June 30, 2012, respectively. Receivables from this investee, which are reflected within assets held for sale in the condensed unaudited consolidated financial statements, were approximately $3.7 million as of both June 30, 2013 and December 31, 2012.
The Company has certain other cost and equity method investments. None of these investments was material individually or in the aggregate for any period presented. No impairment charges related to the Company's cost method investments nor the Company's equity method investments were recorded during the three or six month periods ended June 30, 2013 or 2012.

Note 4 – Discontinued Operations
DirectStar
In May 2012, Red Ventures exercised its option to acquire from the Company all of the issued and outstanding equity interests in DirectStar, which provides marketing and sales services on behalf of DIRECTV®. The Company consummated the sale of DirectStar to Red Ventures in June 2012 for a net sale price of $98.9 million in cash. DirectStar is presented as a discontinued operation in the Company’s condensed unaudited consolidated financial statements for all periods presented.

Results from discontinued operations associated with DirectStar for the period indicated were as follows (in millions):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Revenue	$25.3	$60.2
Income from operations before provision for income taxes	0.8	6.2
Loss on disposal before provision for income taxes	(0.2)	(0.2)
Provision for income taxes	$(0.3)	$(2.3)
Net income from discontinued operations	$0.3	$3.7

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
As of June 30, 2013, the carrying value of the subject net assets held-for-sale was $19.4 million. This amount is composed of total assets of $29.3 million and total liabilities of $9.9 million. During the third quarter of 2012, the Company recognized impairment charges of approximately $6.4 million pertaining to goodwill and intangible assets as well as approximately $6.3 million of estimated losses on disposal in connection with its decision to sell Globetec. During the quarter ended June 30, 2013, the Company recognized additional impairment charges of approximately $0.3 million related to Globetec. Estimated losses on disposal were based on an evaluation of, among other things, the expected cash flows from the operation of the projects of the Globetec business, as well as the estimated net realizable value of the assets to be sold.
Management's current discussions with a potential buyer include discussion of a potential sale price that considers the Company's view of the estimated fair value of the net assets that have been classified as held-for-sale as of June 30, 2013. The Company's estimates are subject to change in the future. If the Company is not able to sell these projects and assets at the current estimated selling price, the Company may incur additional losses in the future.
The following table is a summary of assets and liabilities associated with the Globetec operation as of the dates as indicated (in millions):

	June 30, 2013	December 31, 2012
Assets:
Current assets	$21.8	$18.6
Property and equipment, net	2.0	2.0
Other long-term assets	5.5	5.7
Assets of discontinued operations	$29.3	$26.3
Liabilities:
Accounts payable and accrued expenses	$7.2	$7.0
Other current liabilities	2.7	3.7
Liabilities of discontinued operations	$9.9	$10.7
The Globetec business has trade receivables for certain “pay-when-paid” projects that provide for payment through March 2018. These receivables, which are included within assets of discontinued operations, have been recorded at their respective net present values, with the non-current portion recorded within long-term assets of discontinued operations. Imputed interest is reflected within the results of operations from discontinued operations. As of June 30, 2013 and December 31, 2012, $6.0 million and $6.3 million were outstanding, respectively. Of these amounts, approximately $4.0 million and $4.3 million are long-term as of June 30, 2013 and December 31, 2012, respectively.
Certain of Globetec's international subsidiaries obtained short-term financing by factoring their respective accounts receivable. The amounts of receivables sold during the periods ended June 30, 2013 and 2012, and the balances outstanding as of June 30, 2013 and December 31, 2012, were not material.

The following table presents results from discontinued operations associated with the Globetec operation for the periods indicated (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$6.9	$3.4	$13.2	$8.7
Loss from operations before benefit from income taxes	(0.9)	(1.7)	(2.1)	(3.2)
Impairment of assets, disposal group, before benefit from income taxes	(0.3)	—	(0.3)	—
Benefit from income taxes	$0.7	$0.3	$1.0	$0.9
Net loss from discontinued operations	$(0.5)	$(1.4)	$(1.4)	$(2.3)

Included within the above results from discontinued operations for DirectStar and Globetec is $0.2 million and $0.5 million of depreciation and amortization for the three and six month periods ended June 30, 2012, respectively.
Note 5 - Goodwill and Other Intangible Assets
The following table sets forth information for the Company’s goodwill and intangible assets as of the dates indicated (in millions):

	June 30, 2013	December 31, 2012
Amortizing intangible assets: (1)
Gross carrying amount	$141.2	$129.4
Less: accumulated amortization	(67.0)	(58.5)
Amortizing intangible assets, net	$74.2	$70.9
Non-amortizing intangible assets:
Trade names	$34.9	$34.9
Pre-qualifications	59.6	31.3
Non-amortizing intangible assets	$94.5	$66.2
Goodwill	$860.2	$826.1
Goodwill and other intangible assets	$1,028.9	$963.2
(1)Consists principally of customer relationships, backlog, trade names and non-compete agreements with finite lives.

During the second quarter of 2013, the Company acquired Big Country, an oil and gas pipeline and facility construction services company, and Data Cell, a telecommunications infrastructure company. Also during the second quarter, the Company recorded a $2.4 million opening balance sheet adjustment relating to the 2012 acquisition of BLS. In addition, the Company paid and recorded $4.7 million of post-closing purchase price adjustments relating to the 2012 acquisition of DTS during the first quarter of 2013 based on DTS's final closing tangible net worth and net working capital. The acquisition adjustments for BLS and DTS resulted in the revision of comparative financial information as of December 31, 2012. See Note 3 - Acquisitions and Other Investments.
The Company recorded a $6.4 million impairment charge associated with goodwill and other intangible assets of its discontinued Globetec business during the third quarter of 2012. See Note 4 - Discontinued Operations for additional information.
The following table provides a reconciliation of changes in goodwill and other intangible assets for the periods indicated (in millions):

		Other Intangible Assets
	Goodwill	Non-amortizing	Amortizing	Total
Balance as of December 31, 2011	$714.8	$66.2	$44.5	$825.5
Accruals of acquisition-related contingent consideration (a)	$3.5			3.5
Amortization expense			(5.7)	(5.7)
Balance as of June 30, 2012	$718.3	$66.2	$38.8	$823.3

Balance as of December 31, 2012	$826.1	$66.2	$70.9	$963.2
Additions from new business combinations	36.8	29.6	13.2	79.6
Accruals of acquisition-related contingent consideration (a)	—			—
Amortization expense			(9.4)	(9.4)
Currency translation adjustments	(2.7)	(1.3)	(0.5)	(4.5)
Balance as of June 30, 2013	$860.2	$94.5	$74.2	$1,028.9

(a)	Represents contingent consideration for acquisitions prior to January 1, 2009, which is only accrued as earned, in accordance with U.S. GAAP.
The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions):

	Communications	Electrical Transmission	Oil and Gas	Power Generation and Industrial	Total Goodwill
Balance as of December 31, 2011	$258.0	$129.5	$209.7	$117.6	$714.8
Accruals of acquisition-related contingent consideration (a)	—	—	3.5	—	3.5
Balance as of June 30, 2012	$258.0	$129.5	$213.2	$117.6	$718.3

Balance as of December 31, 2012	$305.8	$129.5	$273.2	$117.6	$826.1
Additions from new business combinations	5.4	—	31.4	—	36.8
Currency translation adjustments	—	—	(2.7)	—	(2.7)
Balance as of June 30, 2013	$311.2	$129.5	$301.9	$117.6	$860.2
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
Carrying amounts and estimated fair values of selected financial instruments as of the dates indicated were as follows (in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash surrender value of life insurance policies	$12.9	$12.9	$11.9	$11.9
Auction rate securities	9.3	9.3	14.4	14.4

Liabilities:
Deferred compensation plan liabilities	$3.9	$3.9	$3.3	$3.3
Acquisition-related contingent consideration	165.9	165.9	143.6	143.6
4.875% senior notes	400.0	381.8	—	—
7.625% senior notes	—	—	150.0	154.9
Original 4.0% Notes	9.6	20.5	9.7	15.9
Original 4.25% Notes	3.0	6.5	3.0	5.1
New 4.0% Notes	102.3	223.3	100.9	173.4
New 4.25% Notes	93.3	210.3	92.1	164.9

The following methods and assumptions were used to estimate the fair values of financial instruments:
Cash Surrender Value of Life Insurance Policies. Cash surrender values of life insurance policies are based on current cash surrender values as quoted by insurance carriers. Life insurance policies support the Company’s split dollar agreements and deferred compensation plan assets.
Auction Rate Securities.  The fair value of the Company’s auction rate securities was estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. During the second quarter of 2013, the Company sold one of its auction rate securities, and the issuer of another of its auction rate securities redeemed the security at its par value. See Note 7 - Securities Available for Sale.
Deferred Compensation Plan Liabilities. Deferred compensation plan liabilities are based on employee deferrals, together with Company matching contributions, which are valued according to employee-directed investment options. The fair value of deferred compensation plan liabilities is based on quoted market prices of the employees' underlying investment selections.
Acquisition-Related Contingent Consideration Acquisition-related contingent consideration in the table above represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after January 1, 2009, in accordance with U.S. GAAP. The fair value of such acquisition-related contingent consideration is based on management’s estimates and entity-specific assumptions and is evaluated on an on-going basis. See Note 3 - Acquisitions and Other Investments for details of recent acquisitions.
Debt. The estimated fair values of the Company’s 4.875% senior notes, 7.625% senior notes, New Convertible Notes and Original Convertible Notes, which are measured on a nonrecurring basis, are based on quoted market prices, a Level 1 input. During the first quarter of 2013, the Company repurchased and redeemed all of its outstanding 7.625% senior notes. See Note 2 - Earnings per Share and Note 10 - Debt for details regarding the Company's debt instruments, including the value of the premium over the principal amount of the New Convertible Notes.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2013, the Company held certain assets and liabilities required to be measured at fair value on a recurring basis. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of the dates indicated (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of June 30, 2013	Level 1	Level 2	Level 3
Assets
Cash surrender value of life insurance policies	$12.9	$12.9
Auction rate securities	$9.3			$9.3

Liabilities
Deferred compensation plan liabilities	$3.9	$3.9
Acquisition-related contingent consideration	$165.9			$165.9

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Assets
Cash surrender value of life insurance policies	$11.9	$11.9
Auction rate securities	$14.4			$14.4

Liabilities
Deferred compensation plan liabilities	$3.3	$3.3
Acquisition-related contingent consideration	$143.6			$143.6

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs for the periods indicated (in millions):

Three Months Ended June 30, 2013 and 2012:	Auction Rate Securities
Assets	Student Loan	Structured Finance Securities	Total
Balance as of March 31, 2012	$12.0	$2.0	$14.0
Changes in fair value recorded in earnings	—	—	—
Changes in fair value recorded in other comprehensive income	(0.3)	(0.2)	(0.5)
Balance as of June 30, 2012	$11.7	$1.8	$13.5

Balance as of March 31, 2013	$11.7	$3.0	$14.7
Changes in fair value recorded in earnings	—	—	—
Changes in fair value recorded in other comprehensive income	(0.0)	—	(0.0)
Redemption or sale of securities (See Note 7 - Securities Available For Sale)	$(2.4)	$(3.0)	$(5.4)
Balance as of June 30, 2013	$9.3	$—	$9.3

Liabilities	Acquisition-Related Contingent Consideration
Balance as of March 31, 2012	$80.9
Payments of contingent consideration	(1.6)
Valuation changes recorded in earnings	—
Balance as of June 30, 2012	$79.3

Balance as of March 31, 2013	$142.6
Payments of contingent consideration	(2.0)
Valuation changes recorded in earnings	—
Additions from new business combinations	26.7
Currency translation adjustments included in other comprehensive income	(1.4)
Balance as of June 30, 2013	$165.9

Six Months Ended June 30, 2013 and 2012:	Auction Rate Securities
Assets	Student Loan	Structured Finance Securities	Total
Balance as of December 31, 2011	$11.9	$1.7	$13.6
Changes in fair value recorded in earnings	—	—	—
Changes in fair value recorded in other comprehensive income	(0.2)	0.1	(0.1)
Balance as of June 30, 2012	$11.7	$1.8	$13.5

Balance as of December 31, 2012	$11.7	$2.7	$14.4
Changes in fair value recorded in earnings	—	—	—
Changes in fair value recorded in other comprehensive income	(0.0)	0.3	0.3
Redemption or sale of securities (See Note 7 - Securities Available For Sale)	(2.4)	(3.0)	(5.4)
Balance as of June 30, 2013	$9.3	$—	$9.3

Liabilities	Acquisition-Related Contingent Consideration
Balance as of December 31, 2011	$80.9
Payments of contingent consideration	(1.6)
Valuation changes recorded in earnings	—
Balance as of June 30, 2012	$79.3

Balance as of December 31, 2012	$143.6
Payments of contingent consideration	(2.6)
Valuation changes recorded in earnings	—
Additions from new business combinations	26.7
Currency translation adjustments included in other comprehensive income	(1.8)
Balance as of June 30, 2013	$165.9

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis, which are initially measured at fair value, and are subsequently remeasured in the event of an impairment or other measurement event, if applicable, include items such as cost and equity method investments, goodwill and other intangible assets, long-lived assets and debt instruments.
During the first quarter of 2013, the Company repurchased and redeemed its 7.625% Senior Notes. A debt extinguishment loss of $5.6 million was recorded in connection with the transaction. During the second quarter of 2012, the Company sold the assets and liabilities of DirectStar and incurred a $0.2 million loss on disposal.
As of the dates indicated, the Company held the following assets and liabilities required to be remeasured on a nonrecurring basis:

	June 30, 2013	December 31, 2012
Assets of discontinued operations, classified as held for sale	$29.3	$26.3
Liabilities of discontinued operations, classified as held for sale	$9.9	$10.7

See Note 4 - Discontinued Operations and Note 10 - Debt for additional details.

Note 7 - Securities Available For Sale
As of June 30, 2013, the Company’s securities available for sale consisted of auction rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the second quarter of 2013, the issuer of one of the Company's student loan auction rate securities redeemed its security at the security's par value of $2.6 million. Additionally, during the quarter ended June 30, 2013, the Company sold its structured finance security, which had a par value of $5.0 million and a cost basis of $1.7 million. This structured finance security, which was fully collateralized by investment grade credit-linked notes is composed of floating rate international bank notes, had an attached credit default swap under which the principal value of the security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. As of December 31, 2012, the net default rate was estimated to be 6.22%.
Details of the second quarter 2013 redemption and sale transactions, as well as the corresponding securities, are as follows (in millions):

	Par Value	Cumulative Credit Losses	Adjusted Cost Basis	Gross Unrealized (Losses) Gains	Fair Value	Redemption or Sale Price	Reversal of Gross Unrealized Losses (Gains)	Realized Gain on Disposal
Student loan auction rate security	$2.6	$—	$2.6	$(0.2)	$2.4	$2.6	$0.2	$—
Structured finance auction rate security	5.0	(3.3)	1.7	1.3	3.0	2.4	(0.6)	(0.7)
Total	$7.6	$(3.3)	$4.3	$1.1	$5.4	$5.0	$(0.4)	$(0.7)
The gross unrealized gain of $1.1 million, net, was comprised of $0.7 million of unrealized gains in other comprehensive income and a deferred tax liability of $0.4 million.
Management believes the temporary unrealized decline in estimated fair value associated with its remaining student loan auction rate securities is primarily attributable to the limited liquidity of these investments and overall market volatility. The Company expects to recover the remaining cost basis of its student loan auction rate securities, and does not intend to sell, or believe that it will more likely than not be required to sell its student loan auction rate securities before recovery of their cost basis, which may be at maturity.
The fair values of the Company's auction rate securities were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, as of June 30, 2013 and December 31, 2012, using a probability weighted discounted cash flow model. The valuation of these securities is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. The following tables set forth the fair values of the Company’s auction rate securities by type of security and underlying credit rating as of the dates indicated (in millions):

	Underlying Credit Rating (1)
As of June 30, 2013	AA-	BB	CCC	Total
Student loan auction rate securities	$6.7	$2.6		$9.3

	Underlying Credit Rating (1)
As of December 31, 2012	AA-	BB	CCC	Total
Student loan auction rate securities	$9.1	$2.6		$11.7
Structured finance auction rate securities			2.7	2.7
Total auction rate securities	$9.1	$2.6	$2.7	$14.4

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.
The weighted average yields on the Company’s auction-rate securities ranged from 1.46% to 1.92% for the six months ended June 30, 2013. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s governing documents.
Auction Rate Securities – Reconciliation of Cost Basis to Fair Value
The Company's student loan auction rate securities have been in a continuous unrealized loss position for over twelve months. The following table presents the cost basis, gross cumulative unrealized (losses) gains and estimated fair values of the Company’s auction rate securities as of the dates indicated (in millions):

	June 30, 2013
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Student loan auction rate securities	$10.3	$(1.0)	$9.3

	December 31, 2012
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Student loan auction rate securities	$12.9	$(1.2)	$11.7
Structured finance auction rate securities	1.7	1.0	2.7
Total auction rate securities	$14.6	$(0.2)	$14.4

(1)
Adjusted cost basis reflects adjustments for credit and other losses recognized in earnings on our structured finance security. There were no adjustments to the cost basis of securities held as of June 30, 2013. Cumulative adjustments to the cost basis of securities held as of December 31, 2012 totaled $3.3 million. Par value of securities held as of June 30, 2013 and December 31, 2012 totaled $10.3 million and $17.9 million, respectively.

As of June 30, 2013, contractual maturities of the Company’s student loan auction rate securities ranged from 15 to 34 years.
Note 8 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, for our continuing operations as of the dates indicated (in millions):

	June 30, 2013	December 31, 2012
Contract billings	$579.6	$522.0
Retainage	113.5	113.5
Costs and earnings in excess of billings	435.9	253.0
Accounts receivable, gross	$1,129.0	$888.5
Less allowance for doubtful accounts	(13.0)	(11.3)
Accounts receivable, net	$1,116.0	$877.2

Accounts receivable, net, is classified as a current asset in the condensed unaudited consolidated financial statements. Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Receivables expected to be collected beyond one year are recorded in other long-term assets. The Company maintains an allowance for doubtful accounts for estimated losses, both for specific customers and as a reserve against other balances, resulting from the inability of customers to make required payments.
Note 9 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases, for our continuing operations as of the dates indicated (in millions):

	June 30, 2013	December 31, 2012
Land	$4.8	$4.8
Buildings and leasehold improvements	17.9	15.4
Machinery and equipment	675.3	521.6
Office furniture and equipment	99.7	89.5
Total property and equipment	$797.7	$631.3
Less accumulated depreciation and amortization	(327.2)	(280.9)
Property and equipment, net	$470.5	$350.4

Depreciation and amortization expense associated with property and equipment of the Company's continuing operations for the three month periods ended June 30, 2013 and 2012 was $28.3 million and $18.9 million, respectively. Depreciation and amortization expense associated with property and equipment of the Company's continuing operations for the six month periods ended June 30, 2013 and 2012 was $55.9 million and $36.8 million, respectively. See Note 4 - Discontinued Operations for information pertaining to property and equipment of discontinued operations.

Note 10 - Debt
The following table provides details of the carrying value of debt as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2013	December 31, 2012
Credit facility	August 22, 2016	$70.6	$134.0
4.875% senior notes	March 15, 2023	400.0	—
7.625% senior notes	February 1, 2017	—	150.0
New 4.0% Notes, $105.3 million principal amount	June 15, 2014	102.3	100.9
New 4.25% Notes, $97.0 million principal amount	December 15, 2014	93.3	92.1
Original 4.0% Notes	June 15, 2014	9.6	9.7
Original 4.25% Notes	December 15, 2014	3.0	3.0
Capital lease obligations, weighted average interest rate of 2.7%	In installments through March 2020	118.4	79.0
Notes payable for equipment and other debt, weighted average interest rate of 3.1%	In installments through May 2018	59.2	30.2
Total debt		$856.4	$598.9
Less current maturities		(49.9)	(52.6)
Long-term debt		$806.5	$546.3

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
The Company has the option to redeem all or a portion of the 4.875% Senior Notes at any time on or after March 15, 2018 at the redemption prices set forth in the indenture that governs the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) plus accrued and unpaid interest, if any, to the redemption date. At any time prior to March 15, 2018, the Company may redeem all or a part of the 4.875% Senior Notes at a redemption price equal to 100% of the principal amount of 4.875% Senior Notes redeemed plus an applicable premium, as defined in the 4.875% Senior Notes Indenture, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to March 15, 2016, the Company may redeem up to 35% of the principal amount of the 4.875% Senior Notes using the net cash proceeds of one or more sales of the Company's capital stock, as defined in the 4.875% Senior Notes Indenture, at a redemption price of 104.875% of the principal amount, plus accrued and unpaid interest to the redemption date.
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
Approximately $7.6 million in financing costs were incurred in connection with the issuance of the 4.875% Senior Notes. These deferred financing costs are included in other long-term assets in the condensed unaudited consolidated financial statements and will be amortized over the term of the 4.875% Senior Notes using the effective interest method. The Company used a portion of the proceeds from the 4.875% Senior Notes offering to fund the repurchase and redemption of the Company's $150 million principal amount of 7.625% senior notes due 2017 (the “7.625% Senior Notes”), discussed below, and to repay the outstanding balance of the Company's credit facility. The remaining net proceeds were used for working capital and other general corporate purposes.

Repurchase and Redemption of 7.625% Senior Notes
On March 18, 2013, the Company repurchased approximately $121.1 million of its 7.625% Senior Notes in a tender offer at a price of 102.792% of the principal amount, which included an early tender payment of $30.00 per $1,000 principal amount of notes tendered. The holders of the tendered 7.625% Senior Notes also received accrued interest from the most recent interest payment date to, but not including, the date of repurchase. In addition, on March 29, 2013, the Company redeemed the remaining outstanding $28.9 million aggregate principal amount of the 7.625% Senior Notes in accordance with their terms at a price of 102.542% of the principal amount thereof plus accrued interest from the most recent interest payment date to, but not including, the date of redemption.

A debt extinguishment loss of $5.6 million was recognized during the first quarter of 2013 in connection with the repurchase and redemption of the 7.625% Senior Notes, including $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs. This loss is separately disclosed within the condensed unaudited consolidated statements of operations.

Credit Facility
As of June 30, 2013, the Company had outstanding revolving loans under its credit facility, referred to as the "Credit Facility," of $70.6 million, which accrued interest at a weighted average rate of approximately 3.04% per annum. As of December 31, 2012, the Company had outstanding revolving loans of $134.0 million, which accrued interest at a weighted average rate of approximately 3.95% per annum. Letters of credit of approximately $119.6 million and $120.8 million were outstanding under the Credit Facility as of June 30, 2013 and December 31, 2012, respectively. The remaining borrowing capacity under the Credit Facility of $409.8 million and $345.2 million as of June 30, 2013 and December 31, 2012, respectively, was available for revolving loans or up to $230.4 million and $229.2 million, respectively, of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2013, interest on outstanding letters of credit accrued at either 1.125% or 2.25% per annum, based on the type of letter of credit issued. As of December 31, 2012, interest on outstanding letters of credit accrued at either 1% or 2% per annum. The unused facility fee was 0.40% and 0.35% as of June 30, 2013 and December 31, 2012, respectively.
Senior Convertible Notes
New Senior Convertible Notes. The Company has $105.3 million of New 4.0% Notes and $97.0 million of New 4.25% Notes. The principal balance of the New Convertible Notes was divided between the fair value of the debt component and the fair value of the common stock conversion feature of the notes, which resulted in a total debt discount of $17.4 million as of March 2011, when the New Convertible Notes were issued. The debt discount is being accreted to interest expense over the remaining terms of the New Convertible Notes, which will increase interest expense during the terms of the New Convertible Notes above their 4.0% and 4.25% cash interest rates to an effective interest rate of 6.73%.  As of June 30, 2013, the remaining period of amortization associated with the debt discount and related financing costs was approximately 1.2 years. The fair value of the common stock conversion feature is recorded as a component of shareholders’ equity.
The carrying values of the debt and equity components of the New Convertible Notes as of the dates indicated are as follows (in millions):

	June 30, 2013		December 31, 2012
	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes
Principal amount	$105.3	$97.0	$105.3	$97.0
Unamortized debt discount and financing costs	(3.0)	(3.7)	(4.4)	(4.9)
Net carrying amount of debt component	$102.3	$93.3	$100.9	$92.1
Carrying amount of equity component	$8.9	$8.5	$8.9	$8.5

See Note 2 - Earnings Per Share for details regarding the value of the premium over the principal amount of the New Convertible Notes.
Debt Guarantees and Covenants
The Company’s New Convertible Notes and Original Convertible Notes are, and, through March 29, 2013, the Company's 7.625% Senior Notes were, fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the Company's Credit Facility or other outstanding indebtedness. The Company's 4.875% Senior Notes are guaranteed on an unsecured, unsubordinated, joint and several basis by the Company's 100%-owned domestic subsidiaries that guarantee the Credit Facility. See Note 20 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information.
MasTec was in compliance with all provisions and covenants pertaining to its outstanding debt instruments as of June 30, 2013 and December 31, 2012.

Interest Expense, Net
The following table provides details of interest expense, net, classified within continuing operations for the periods indicated (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense:
Contractual and other interest expense	$9.2	$7.1	$16.8	$13.5
Accretion of senior convertible note discount	1.3	1.2	2.6	2.4
Amortization of deferred financing costs and commitment fees	1.4	1.3	2.7	2.7
Total interest expense	$11.9	$9.6	$22.1	$18.6
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Interest expense, net	$11.8	$9.5	$21.9	$18.4
Note 11 - Lease Obligations
Capital Leases
MasTec enters into agreements that expire on various dates, which provide financing for certain machinery and equipment. Assets held under capital leases, net of accumulated depreciation, for our continuing operations totaled $125.2 million and $102.2 million as of June 30, 2013 and December 31, 2012, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. Rent expense relating to operating leases, including short term rentals, reflected within continuing operations, was approximately $50.6 million and $60.4 million for the three month periods ended June 30, 2013 and 2012, respectively, and $99.4 million and $98.8 million for the six month periods ended June 30, 2013 and 2012, respectively.
Note 12 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has certain stock-based compensation plans, under which stock options and restricted share awards are available for issuance or outstanding, including the MasTec, Inc. 2013 Incentive Plan (the "2013 Incentive Plan"), which became effective in May 2013, the 2003 Employee Stock Incentive Plan, as amended (the "2003 Employee Plans"), and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended (the "2003 Non-Employee Plan, and, together with the 2003 Employee Plan, the "2003 Plans"). As a result of the effectiveness of the 2013 Incentive Plan, no additional awards will be made under the 2003 Plans. As of June 30, 2013, the 2013 Incentive Plan had 4,929,697 shares available for issuance, including 2,629,697 shares that were available for issuance under the 2003 Plans at the time they were terminated. No future equity awards can be granted under the 2003 Plans.
In addition, the Company has certain employee stock purchase plans under which shares of the Company's common stock are available for purchase by eligible employees. In March 2013, the Company authorized the issuance of up to 1,000,000 new shares of MasTec, Inc. common stock to eligible employees under the MasTec, Inc. Bargaining Units Employee Stock Purchase Plan (the "2013 Bargaining Units ESPP"). The 2013 Bargaining Units ESPP became effective on July 1, 2013. The MasTec, Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP" and, together with the 2013 Bargaining Units ESPP, the "ESPPs"), which became effective on July 1, 2011, also provides for the issuance of up to 1,000,000 shares of MasTec, Inc. common stock for eligible employees, of which 805,278 shares remained available for issuance as of June 30, 2013.
Under all stock-based compensation plans in effect as of June 30, 2013, there were a total of 5,734,975 shares available for grant.
Restricted Share Awards
MasTec grants restricted share awards, which are valued based on the market price of MasTec common stock on the date of grant. Total unearned compensation related to restricted share awards as of June 30, 2013 was approximately $20.5 million, which is expected to be recognized over a weighted average period of approximately 2 years. The total intrinsic value, or fair value, of restricted share awards that vested, which is based on the market price on the date of vesting, was $0.4 million and $1.1 million for the three and six month periods ended June 30, 2013 and $1.9 million and $2.1 million for the three and six month periods ended June 30, 2012, respectively.

During the second quarter of 2013, the Company entered into an agreement with the previous owners of EC Source to establish an incentive program for its employees and granted 350,000 restricted share awards (the “EC Source Share Award”). The former owners of EC Source contributed cash and shares of MasTec common stock to the Company in connection with the EC Source Share Award. In the event that shares granted under the EC Source Share Award are forfeited prior to vesting, the former owners of EC Source will be re-issued the pro-rata percentage of the former owners' contributed shares to total shares awarded under the EC Source share grant. As of June 30, 2013, the Company did not anticipate the occurrence of any such forfeitures. See Note 3 - Acquisitions and Other Investments of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 for details of the EC Source acquisition.
Following is a summary of restricted share award activity during the periods indicated:

	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2011	715,030	$14.44
Granted	175,004	18.05
Vested	(129,126)	12.44
Canceled/forfeited	(17,615)	15.27
Non-vested restricted shares, as of June 30, 2012	743,293	$15.61

Non-vested restricted shares, as of December 31, 2012	782,281	$19.10
Granted	425,246	31.03
Vested	(35,772)	22.94
Canceled/forfeited	(14,437)	15.19
Non-vested restricted shares, as of June 30, 2013	1,157,318	$23.41

Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. No stock options have been granted since 2006. All outstanding stock options were fully vested as of December 31, 2011.
The following is a summary of stock option activity during the periods indicated:

As of and for the Six Months Ended June 30, 2013 and 2012:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding as of December 31, 2011	1,445,774	$10.25	3.16	$10.3
Exercised	(32,000)	8.65
Canceled/forfeited	—	—
Options outstanding as of June 30, 2012	1,413,774	$10.29	2.71	$6.7
Options exercisable as of June 30, 2012	1,413,774	$10.29	2.71	$6.7

Options outstanding as of December 31, 2012	1,053,825	$10.55	2.31	$15.2
Exercised	(313,303)	10.83
Canceled/forfeited	—	—
Options outstanding as of June 30, 2013	740,522	$10.43	1.83	$16.6
Options exercisable as of June 30, 2013	740,522	$10.43	1.83	$16.6

(1)
Amount represents the difference between the exercise price and the market price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during the three month period ended June 30, 2013, which is based on the difference between the exercise price and the market price of the Company’s stock at the date of exercise, was $2.2 million. The intrinsic value of options exercised during the three months ended June 30, 2012 was immaterial. The intrinsic value of options exercised during the six month periods ended June 30, 2013 and June 30, 2012 totaled $5.7 million and $0.3 million, respectively. Proceeds from options exercised during the three month periods ended June 30, 2013 and 2012 totaled $1.5 million and $0.2 million, respectively, and totaled $3.4 million and $0.3 million for the six months periods ended June 30, 2013 and 2012, respectively.
Employee Stock Purchase Plan
The Company's ESPPs allow qualified employees to purchase MasTec, Inc. common stock at 85% of the fair market value of the common stock at the lower of (i) the date of commencement of the offering period or (ii) the last day of the exercise period, as defined in the plan document. Through June 30, 2013, the offering period was an annual period, composed of four interim exercise periods. Effective July 1, 2013, the offering period became quarterly.
The following table summarizes employee stock purchase plan activity for the periods indicated:

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Cash proceeds (in millions)	$5.5	$0.5
Number of common shares (in thousands)	416.4	34.9
Weighted average price per share	$13.10	$14.02
Weighted average grant date fair value per share	$5.49	$4.08
The fair value of purchases under the Company's ESPP is estimated using the Black-Scholes option-pricing valuation model.
Shares Withheld for Payroll Taxes
In connection with the issuance of shares under share-based compensation awards, at the employees' election, the Company withholds shares of common stock for tax withholding obligations. These shares are repurchased or withheld in conjunction with net share settlement of the related awards upon vesting, for restricted stock awards, or upon exercise, for stock options. Withheld shares, which are valued at the share price on the date of vesting or exercise, as applicable, are classified as a reduction to additional paid-in capital.
Stock Based Compensation Expense and Related Tax Benefit
Details of stock based compensation expense and related tax benefit for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock based compensation expense	$4.3	$1.2	$6.6	$2.2
Income tax benefit from stock based compensation	1.8	0.4	3.3	0.9
Excess tax benefit from stock based compensation (1)	$0.8	$—	$1.5	$0.1

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

Total contributions to multi-employer pension plans, and the related number of employees covered by these plans, for the periods indicated ranged as follows (dollars in millions):

	Number of Employees		Contributions to Multi-Employer Plans (in millions)
For the Three Months Ended June 30,	Low	High	Pension	Post-Retirement Benefit	Total
2013	1,149	2,392	$7.9	$0.4	$8.3
2012	1,608	2,509	$9.1	$0.2	$9.3

For the Six Months Ended June 30,	Low	High	Pension	Post-Retirement Benefit	Total
2013	778	2,392	$15.5	$0.8	$16.3
2012	308	2,509	$12.5	$0.4	$12.9

The Company's contributions to multi-employer pension plans have increased for the six months ended June 30, 2013 as a result of higher activity levels, primarily in its oil and gas business.

On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan that is in critical status, as defined under the Pension Protection Act of 2006. In connection with this withdrawal, the Company has a liability of $6.0 million as of June 30, 2013. The Company withdrew from Central States in order to mitigate its liability in connection with the plan. The Company currently does not have plans to withdraw from any other multi-employer pension plan as of June 30, 2013.

See Note 17 - Commitments and Contingencies for additional details.
Note 14 – Common Stock Activity
Treasury Stock and Share Activity
A summary of share activity for the periods indicated is as follows (in thousands):

	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2011	80,569	4,594
Shares issued for stock option exercises	32
Shares issued for restricted stock awards	129
Other shares issued, net	5
Common stock repurchases (1)	(2,906)	2,906
Balance as of June 30, 2012	77,829	7,500

Balance as of December 31, 2012	76,448	9,467
Shares issued for stock option exercises	313
Shares issued for restricted stock awards	36
Other shares issued, net	130
Shares contributed by shareholder, former owner of acquired business (2)	(200)
Balance as of June 30, 2013	76,727	9,467
(1) See Note 2 - Earnings Per Share for share repurchase plan details.
(2) See Note 12 - Stock-Based Compensation and Other Employee Benefit Plans for contributed share details.

Note 15 - Income Taxes
The Company’s consolidated tax rates on income from continuing operations for the three month periods ended June 30, 2013 and 2012 were 38.0% and 39.0%, respectively, and for the six month periods ended June 30, 2013 and 2012 were 38.4% and 39.3%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter(s) in which they occur.
Note 16 - Segments and Operations by Geographic Area
Segment Discussion

MasTec presents its continuing operations under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for MasTec's labor-based construction services and has been determined in accordance with the criteria in Accounting Standards Codification ("ASC") 280, Segment Reporting. All five reportable segments derive their revenues from the engineering, installation and maintenance of infrastructure, primarily in North America.

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

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated continuing operations financial information for total MasTec in the following tables (in millions).

As of and for the three months ended June 30, 2013:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Other	Corporate	Eliminations	Continuing Operations for Consolidated MasTec
Revenue	$496.6	$296.9	$118.6	$63.3	$3.4	$—	$(1.2)	$977.6
EBITDA	$63.4	$51.2	$11.5	$(8.0)	$0.4	$(15.8)	$—	$102.7
Depreciation	$7.6	$16.1	$2.5	$1.2	$—	$0.9	$—	$28.3
Amortization	$1.5	$3.0	$0.3	$0.5	$—	$—	$—	$5.3
As of and for the three months ended June 30, 2012:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Other	Corporate	Eliminations	Continuing Operations for Consolidated MasTec
Revenue	$431.9	$263.7	$88.9	$198.3	$6.2	$—	$(0.1)	$988.9
EBITDA	$47.0	$15.7	$12.1	$13.4	$0.8	$(6.7)	$0.1	$82.4
Depreciation	$6.8	$9.0	$1.4	$1.0	$—	$0.7	$—	$18.9
Amortization	$0.4	$0.5	$1.2	$0.7	$—	$—	$—	$2.8

As of and for the six months ended June 30, 2013:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Other	Corporate	Eliminations	Continuing Operations for Consolidated MasTec
Revenue	$921.6	$615.7	$203.1	$152.2	$5.7	$—	$(2.0)	$1,896.3
EBITDA	$109.8	$93.6	$14.9	$(8.2)	$0.4	$(34.3)	$—	$176.2
Depreciation	$14.8	$32.5	$4.5	$2.4	$—	$1.7	$—	$55.9
Amortization	$2.6	$5.2	$0.6	$1.0	$—	$—	$—	$9.4
As of and for the six months ended June 30, 2012:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Other	Corporate	Eliminations	Continuing Operations for Consolidated MasTec
Revenue	$821.0	$431.4	$153.3	$315.7	$6.6	$—	$(0.9)	$1,727.1
EBITDA	$79.8	$28.3	$20.5	$18.4	$0.6	$(16.1)	$—	$131.5
Depreciation	$13.0	$17.7	$2.8	$1.9	$—	$1.4	$—	$36.8
Amortization	$0.9	$0.9	$2.6	$1.3	$—	$—	$—	$5.7

Revenue generated from utilities customers represented 6.5% and 10.4% of Communications segment revenues for the three month periods ended June 30, 2013 and 2012, respectively, and 7.3% and 11.0% for the six month periods ended June 30, 2013 and 2012, respectively.

The following table presents a reconciliation of EBITDA to consolidated income from continuing operations before provision for income taxes (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
EBITDA	$102.7	$82.4	$176.2	$131.5
Less:
Interest expense, net	(11.8)	(9.5)	(21.9)	(18.4)
Depreciation	(28.3)	(18.9)	(55.9)	(36.8)
Amortization	(5.3)	(2.8)	(9.4)	(5.7)
Income from continuing operations before provision for income taxes	$57.3	$51.1	$89.0	$70.6
Foreign Operations. The Company has operations in Canada as well as in parts of Latin America and the Caribbean. The following table presents revenue by geographic area for the periods indicated (dollar amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Continuing operations:
Derived from foreign operations	$41.4	$37.7	$81.2	$100.0
Derived in the United States	936.2	951.2	1,815.1	1,627.1
Revenue from continuing operations	$977.6	$988.9	$1,896.3	$1,727.1

Discontinued operations:
Derived from foreign operations	$2.4	$1.0	$4.7	$2.7
Derived in the United States	4.5	27.7	8.5	66.2
Revenue from discontinued operations	$6.9	$28.7	$13.2	$68.9

The following table presents long-lived assets held in foreign countries, including property and equipment, net, and goodwill and intangible assets, net, as of the dates indicated (in millions):

	June 30, 2013	December 31, 2012
Property and equipment, net, held in foreign countries:
Classified within continuing operations	$47.9	$11.4
Classified within long-term assets of discontinued operations	1.6	1.5
Total property and equipment, net, held in foreign countries	$49.5	$12.9

Goodwill and other intangible assets, net, held in foreign countries, classified within continuing operations	$91.8	$30.5

Significant Customers
Revenue concentration information for significant customers, as a percent of total consolidated revenue from continuing operations, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Customer:
AT&T	21%	17%	20%	18%
DIRECTV®	15%	15%	15%	17%
Enbridge, Inc.	9%	—%	10%	—%

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
 Outstanding Legacy Litigation
The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec and Sintel, relating to Sintel’s 2000 bankruptcy.
On June 17, 2013, MasTec, the workers and the prosecutor resolved the matter, resulting in the dismissal all of the charges and claims brought against MasTec and the MasTec defendants. The workers provided MasTec and MasTec defendants with a release and an acknowledgment that MasTec and MasTec defendants acted in good faith and did not cause Sintel's bankruptcy. On June 20, 2013, the Audiencia Nacional issued an order dismissing the charges and claims against MasTec and the MasTec defendants and finding another party guilty and liable of certain charges.
The Company resolved the matter in order to avoid significant legal fees and the potential liabilities resulting from the actions of other Spanish defendants for which MasTec may be financially responsible under a theory of subsidiary (or vicarious) liability, the uncertainty of a trial before a foreign tribunal such as the Audiencia Nacional and to eliminate management time devoted to this matter. MasTec recorded a pre-tax charge of $9.6 million in 2012 in connection with this matter and recorded and additional pre-tax charge of $2.8 million during the second quarter of 2013 in connection with its resolution.

Other Outstanding Litigation

SunLight Entities. In 2011, Power Partners MasTec, LLC., a MasTec, Inc. subsidiary (“Power Partners”), entered into engineering, procurement, and construction agreements (“Contracts”) with special purpose entities, SunLight General Somerset Solar, LLC, SunLight General Morris Solar, LLC and SunLight General Sussex Solar, LLC (collectively, the “SunLight Entities”), respectively, to perform design and construction services for three public solar projects in New Jersey located in Somerset, Morris and Sussex Counties (the “Projects”). The initial contract price of each of the Projects was, subject to adjustment, approximately as follows: Somerset ($29 million), Morris ($36 million) and Sussex ($26 million). The Projects were funded on a project finance basis, including the proceeds of municipal bonds issued by county improvement authorities.

Power Partners and the SunLight Entities have commenced three separate arbitration proceedings against each other to address various disputes that presently exist between the parties on the three Projects. The parties allege, among other things, breach of contract against each other. Power Partners has also filed municipal liens and construction liens for the work performed. The liens have been challenged, and the Company is currently appealing the trial court's adverse ruling to the New Jersey appellate court. Power Partners is vigorously pursuing its claims against the SunLight Entities and vigorously defending against claims by the SunLight Entities.
City of Marathon. During 2010 and 2011, pursuant to a written contract, the Company provided certain construction services for the City of Marathon in Marathon, Florida.  The Company completed those services in 2011, but at the end of 2011, the Company had still not been paid for all of the work performed on the project. The Company is seeking in excess of $6 million against the City of Marathon for breach of contract and against the City of Marathon’s engineers for professional negligence. The City of Marathon and the engineers filed answers denying liability and claiming that the Company breached the contract.  Discovery is ongoing. The Company will continue to vigorously pursue these claims.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 11 - Lease Obligations for additional details.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2013 and December 31, 2012, the Company had $119.6 million and $120.8 million, respectively, of letters of credit issued under its Credit Facility, of which $53.2 million pertained to certain of the Company's insurance carriers as of both June 30, 2013 and December 31, 2012. The Company is not aware of any material claims relating to outstanding letters of credit as of June 30, 2013 or December 31, 2012.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2013, the estimated cost to complete projects secured by the Company’s $1.4 billion in performance and payment bonds was $655.9 million. As of December 31, 2012, the estimated cost to complete projects secured by the Company’s $1.1 billion in performance and payment bonds was $284.5 million.
Self-Insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. As of June 30, 2013 and December 31, 2012, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $50.2 million and $48.1 million, respectively, of which $29.7 million and $28.5 million, respectively, was reflected within non-current other liabilities in the condensed unaudited consolidated financial statements.
MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. MasTec’s liability for employee group claims as of June 30, 2013 and December 31, 2012 was $1.2 million and $1.1 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states in which the Company is self-insured. As of both June 30, 2013 and December 31, 2012, these letters of credit amounted to $53.2 million. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the consolidated balance sheets, amounted to $1.4 million and $2.0 million as of June 30, 2013 and December 31, 2012, respectively. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $10.9 million and $9.0 million as of June 30, 2013 and December 31, 2012, respectively.
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
Based upon the information available to the Company from plan administrators as of June 30, 2013, several of the multi-employer pension plans in which the Company’s subsidiaries participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose on the employers contributing to such plan a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency. The Company’s subsidiaries have been notified that certain plans to which they contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, the Company's required contributions to these plans could increase in the future. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.
On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan that is in critical status. In connection with this withdrawal, a $6.4 million withdrawal liability was established based on an estimate provided by the Central States administrator of such liability as of the date of withdrawal. The Company began paying installments towards this withdrawal liability in 2013, of which $6.0 million was outstanding as of June 30, 2013. The Company withdrew from Central States in order to mitigate its liability in connection with the plan; however, Central States has asserted that the PLCA members did not effectively withdraw in 2011 and are, therefore, responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States made a demand on the Company for the sum of $10.8 million in withdrawal liability, which sum included 2011 contribution amounts. The Company is vigorously opposing this demand because it believes that it legally and effectively withdrew from Central States on November 15, 2011. If Central States were to prevail in its assertion that the Company, in fact, withdrew after that date, then the amount of the Company’s withdrawal liability would increase to approximately $10.8 million. In addition, if Central States were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three year period commencing with the beginning of the calendar year during which the Company withdrew from the plan, there could be additional liability. The Company currently does not have plans to withdraw from any other multi-employer pension plan.
See Note 13 - Other Retirement Plans for additional details.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2013 and December 31, 2012, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Note 18 - Concentrations of Risk
The Company had approximately 370 customers as of June 30, 2013, which included some of the largest and most prominent companies in the communications and utilities industries. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, local and long distance carriers and government entities. The industries served by MasTec’s customers include, among others: utilities (including electrical utility transmission and distribution; power generation; natural gas and petroleum pipeline infrastructure; wind farms, solar farms and other renewable energy; and industrial infrastructure) and communications (including wireless, wireline and satellite communications).
Revenue concentration information for the Company's top ten customers, as a percent of total consolidated revenue from continuing operations, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue from top ten customers	70%	69%	68%	68%

See Note 16 - Segments and Operations by Geographic Area for significant customer revenue concentration information.
Note 19 - Related Party Transactions
MasTec leases employees to a customer, in which Jorge Mas and Jose Mas own a minority interest. For the three month periods ended June 30, 2013 and 2012, MasTec charged to the customer approximately $153,000 and $137,000, respectively, and charged $287,000 and $259,000, respectively, for the six month periods ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012, receivables of $846,000 and $907,000, respectively, attributable to this arrangement were outstanding. The Company also provides satellite communication services to this customer. For the three month periods ended June 30, 2013 and 2012, revenues relating to this customer were approximately $305,000 and $262,000, respectively, and for the six month periods ended June 30, 2013 and 2012, revenues relating to this customer were approximately $601,000 and $607,000, respectively. As of June 30, 2013 and December 31, 2012, outstanding receivables from this arrangement were approximately $1,414,000 and $1,232,000, respectively.
Split Dollar and Deferred Bonus Agreements
MasTec has a split dollar agreement with Jorge Mas. The Company paid approximately $94,000 in connection with this agreement for the three and six month periods ended June 30, 2013. The Company paid approximately $284,000 in connection with this agreement for the three and six month periods ended June 30, 2012. MasTec also has a split dollar agreement and a deferred bonus agreement with Jose Mas. For the three and six month periods ended June 30, 2013 and 2012, no payments were made in connection with the agreements for Jose Mas.
The Company adjusts the value of life insurance policies associated with the split dollar agreements each period based on their current cash surrender values. The estimated fair value of these life insurance policies of $9.0 million and $8.7 million as of June 30, 2013 and December 31, 2012, respectively, is included in other assets in the condensed unaudited consolidated balance sheets.
Note 20 – Supplemental Guarantor Condensed Unaudited Consolidating Financial Information
The New Convertible Notes, Original Convertible Notes are, and, through March 29, 2013, the 7.625% Senior Notes were, fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Company's Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”).  The 4.875% Senior Notes are guaranteed on an unsecured unsubordinated, joint and several basis by the Company's 100%-owned domestic subsidiaries that guarantee the Credit Facility. Certain subsidiaries included in the Company's Guarantor Subsidiaries, which are minor individually and in the aggregate, do not guarantee the 4.875% Senior Notes. The Company's subsidiaries organized outside of the U.S. and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee any of these notes. The subsidiary guarantees are subject to release in certain customary circumstances including upon the sale of a majority of the capital stock or substantially all of the assets of the subsidiary guarantor; if the guarantee under our Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$881,780	$95,844	$—	$977,624
Costs of revenue, excluding depreciation and amortization	—	746,253	76,402	—	822,655
Depreciation and amortization	1	30,390	3,211	—	33,602
General and administrative expenses	655	44,300	6,945	—	51,900
Interest expense, net	—	11,612	226	—	11,838
Other expense (income), net	—	621	(299)	—	322
(Loss) income from continuing operations before provision for income taxes	$(656)	$48,604	$9,359	$—	$57,307
Benefit from (provision for) income taxes	530	(17,829)	(4,477)	—	(21,776)
(Loss) income from continuing operations before non-controlling interests	$(126)	$30,775	$4,882	$—	$35,531
Income (loss) from discontinued operations, net of tax	—	118	(602)	—	(484)
Equity in income from subsidiaries, net of tax	35,173	—	—	(35,173)	—
Net income (loss)	$35,047	$30,893	$4,280	$(35,173)	$35,047
Net income attributable to non-controlling interests	—	106	—	—	106
Net income (loss) attributable to MasTec, Inc.	$35,047	$30,787	$4,280	$(35,173)	$34,941
Comprehensive income (loss)	$35,047	$30,205	$(1,671)	$(35,173)	$28,408

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$944,529	$44,345	$—	$988,874
Costs of revenue, excluding depreciation and amortization	—	831,595	36,909	—	868,504
Depreciation and amortization	—	21,188	575	—	21,763
General and administrative expenses	641	35,283	2,450	—	38,374
Interest expense (income), net	—	9,492	(5)	—	9,487
Other (income) expense, net	—	(578)	212	—	(366)
(Loss) income from continuing operations before provision for income taxes	$(641)	$47,549	$4,204	$—	$51,112
Benefit from (provision for) income taxes	265	(19,032)	(1,181)	—	(19,948)
(Loss) income from continuing operations before non-controlling interests	$(376)	$28,517	$3,023	$—	$31,164
Loss from discontinued operations, net of tax	—	(492)	(583)	—	(1,075)
Equity in income from subsidiaries, net of tax	30,465	—	—	(30,465)	—
Net income (loss)	$30,089	$28,025	$2,440	$(30,465)	$30,089
Net loss attributable to non-controlling interests	—	—	(3)	—	(3)
Net income (loss) attributable to MasTec, Inc.	$30,089	$28,025	$2,443	$(30,465)	$30,092
Comprehensive income (loss)	$30,089	$27,730	$1,445	$(30,465)	$28,799

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2013 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,736,304	$159,968	$—	$1,896,272
Costs of revenue, excluding depreciation and amortization		1,482,054	132,100	—	1,614,154
Depreciation and amortization	1	61,520	3,834	—	65,355
General and administrative expenses	986	90,360	9,439	—	100,785
Interest expense, net	—	21,659	224	—	21,883
Loss on extinguishment of debt	—	5,624	—	—	5,624
Other income, net	—	(215)	(289)	—	(504)
(Loss) income from continuing operations before provision for income taxes	$(987)	$75,302	$14,660	$—	$88,975
Benefit from (provision for) income taxes	398	(27,942)	(6,580)	—	(34,124)
(Loss) income from continuing operations before non-controlling interests	$(589)	$47,360	$8,080	$—	$54,851
Loss from discontinued operations, net of tax	—	(612)	(819)	—	(1,431)
Equity in income from subsidiaries, net of tax	54,009	—	—	(54,009)	—
Net income (loss)	$53,420	$46,748	$7,261	$(54,009)	$53,420
Net income attributable to non-controlling interests	—	109	—	—	109
Net income (loss) attributable to MasTec, Inc.	$53,420	$46,639	$7,261	$(54,009)	$53,311
Comprehensive income (loss)	$53,420	$46,282	$486	$(54,009)	$46,179

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,615,087	$112,044	$—	$1,727,131
Costs of revenue, excluding depreciation and amortization	—	1,425,346	95,406	—	1,520,752
Depreciation and amortization	1	41,338	1,141		42,480
General and administrative expenses	749	70,115	4,814	—	75,678
Interest expense (income), net	—	18,446	(8)	—	18,438
Other (income) expense, net	—	(1,042)	215	—	(827)
(Loss) income from continuing operations before provision for income taxes	$(750)	$60,884	$10,476	$—	$70,610
Benefit from (provision for) income taxes	309	(25,202)	(2,858)	—	(27,751)
(Loss) income from continuing operations before non-controlling interests	$(441)	$35,682	$7,618	$—	$42,859
Income (loss) from discontinued operations, net of tax	—	2,752	(1,353)	—	1,399
Equity in income from subsidiaries, net of tax	44,699	—	—	(44,699)	—
Net income (loss)	$44,258	$38,434	$6,265	$(44,699)	$44,258
Net loss attributable to non-controlling interests	—	—	(6)	—	(6)
Net income (loss) attributable to MasTec, Inc.	$44,258	$38,434	$6,271	$(44,699)	$44,264
Comprehensive income (loss)	$44,258	$38,385	$6,394	$(44,699)	$44,338

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS
As of June 30, 2013 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$1,097,512	$152,967	$—	$1,250,479
Current assets of discontinued operations	—	13,409	8,354	—	21,763
Property and equipment, net	—	418,501	52,043	—	470,544
Goodwill and other intangible assets, net	—	925,104	103,804	—	1,028,908
Net investments in and advances to (from) consolidated affiliates	920,150	199,447	(53,383)	(1,066,214)	—
Other assets	8,038	33,545	113	—	41,696
Long-term assets of discontinued operations	—	4,517	2,999	—	7,516
Total assets	$928,188	$2,692,035	$266,897	$(1,066,214)	$2,820,906
Liabilities and Shareholders’ Equity
Current liabilities	$5	$750,021	$38,677	$—	$788,703
Current liabilities of discontinued operations	—	5,775	4,130	—	9,905
Long-term debt	—	780,103	26,394	—	806,497
Other liabilities	—	248,272	47,216	—	295,488
Total liabilities	$5	$1,784,171	$116,417	$—	$1,900,593
Total shareholders’ equity	$928,183	$907,864	$150,480	$(1,066,214)	$920,313
Total liabilities and shareholders’ equity	$928,188	$2,692,035	$266,897	$(1,066,214)	$2,820,906

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS
As of December 31, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$981,566	$48,373	$—	$1,029,939
Current assets of discontinued operations	—	13,836	4,755	—	18,591
Property and equipment, net	—	338,997	11,381	—	350,378
Goodwill and other intangible assets, net	—	932,481	30,729	—	963,210
Net investments in and advances to (from) consolidated affiliates	854,992	172,348	(21,592)	(1,005,748)	—
Other assets	7,701	38,732	80	—	46,513
Long-term assets of discontinued operations	—	4,711	2,937	—	7,648
Total assets	$862,693	$2,482,671	$76,663	$(1,005,748)	$2,416,279
Liabilities and Shareholders’ Equity
Current liabilities	$20	$680,536	$22,811	$—	$703,367
Current liabilities of discontinued operations	—	6,498	4,181	—	10,679
Long-term debt	—	546,262	61	—	546,323
Other liabilities	—	273,199	20,776	—	293,975
Total liabilities	$20	$1,506,495	$47,829	$—	$1,554,344
Total shareholders’ equity	$862,673	$976,176	$28,834	$(1,005,748)	$861,935
Total liabilities and shareholders’ equity	$862,693	$2,482,671	$76,663	$(1,005,748)	$2,416,279

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(941)	$57,365	$(41,857)	$—	$14,567
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net, including contingent consideration	$—	$(26,202)	$(107,190)	$—	$(133,392)
Capital expenditures	—	(70,335)	(1,047)	—	(71,382)
Proceeds from sale of property and equipment	—	18,884	94	—	18,978
Proceeds from sale or redemption of investments	—	5,025	—	—	5,025
Investments in life insurance policies	—	(94)	—	—	(94)
Net cash used in investing activities	$—	$(72,722)	$(108,143)	$—	$(180,865)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of 4.875% senior notes	$—	$400,000	$—	$—	$400,000
Repayment of 7.625% senior notes	—	(150,000)	—	—	(150,000)
Proceeds from credit facility	—	461,941	37,725	—	499,666
Repayments of credit facility	—	(524,358)	(34,238)	—	(558,596)
Repayments of other borrowings	—	(18,570)	—	—	(18,570)
Repayments of book overdrafts	—	7,989	—	—	7,989
Payments of capital lease obligations	—	(20,900)	(239)	—	(21,139)
Proceeds from stock option exercises and other share-based awards	4,283	—	—	—	4,283
Excess tax benefit from stock-based compensation	—	1,462	—	—	1,462
Payments for debt extinguishment, call premiums	—	(4,116)	—	—	(4,116)
Payments of financing costs	—	(7,569)	—	—	(7,569)
Net financing activities and advances (to) from consolidated affiliates	(3,233)	(143,781)	147,014	—	—
Net cash provided by financing activities	$1,050	$2,098	$150,262	$—	$153,410
Net increase (decrease) in cash and cash equivalents	109	(13,259)	262	—	(12,888)
Net effect of currency translation on cash	—	—	(274)	—	(274)
Cash and cash equivalents - beginning of period	—	17,829	8,938	—	26,767
Cash and cash equivalents - end of period	$109	$4,570	$8,926	$—	$13,605
Cash and cash equivalents of discontinued operations	$—	$190	$120	$—	$310
Cash and cash equivalents of continuing operations	$109	$4,380	$8,806	$—	$13,295

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(697)	$20,091	$(23,638)	$—	$(4,244)
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net, including contingent consideration	$—	$(15,862)	$—	$—	$(15,862)
Capital expenditures	—	(27,625)	(865)	—	(28,490)
Proceeds from sale of property and equipment	—	3,808	—	—	3,808
Proceeds from disposal of business, net	—	97,728	—	—	97,728
Investment in life insurance policies	(284)	—	—	—	(284)
Net cash (used in) provided by investing activities	$(284)	$58,049	$(865)	$—	$56,900
Cash flows provided by (used in) financing activities:
Proceeds from credit facility	$—	$422,550	$—	$—	$422,550
Repayments of credit facility	—	(418,750)	—	—	(418,750)
Repayments of other borrowings	—	(10,542)	—	—	(10,542)
Proceeds from book overdrafts	—	(5,290)	—	—	(5,290)
Payments of capital lease obligations	—	(9,649)	(19)	—	(9,668)
Proceeds from stock option exercises and other share-based awards	766	—	—	—	766
Excess tax benefit from stock-based compensation	—	70	—	—	70
Purchases of treasury stock	(35,087)	—	—	—	(35,087)
Payments of financing costs	—	(115)	—	—	(115)
Net financing activities and advances (to) from consolidated affiliates	35,302	(63,813)	28,511	—	—
Net cash provided by (used in) financing activities	$981	$(85,539)	$28,492	$—	$(56,066)
Net (decrease) increase in cash and cash equivalents	—	(7,399)	3,989	—	(3,410)
Net effect of currency translation on cash	—	(114)	58	—	(56)
Cash and cash equivalents - beginning of period	—	16,242	4,038	—	20,280
Cash and cash equivalents - end of period	$—	$8,729	$8,085	$—	$16,814
Cash and cash equivalents of discontinued operations	$—	$105	$281	$—	$386
Cash and cash equivalents of continuing operations	$—	$8,624	$7,804	$—	$16,428

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
The following is a discussion of our business, financial position and results of operations as of and for the three and six months ended June 30, 2013 and 2012. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in our Form 10-K for the year ended December 31, 2012.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include, but are not limited to, the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, such as: electrical utility transmission and distribution; natural gas and petroleum pipeline infrastructure; wireless, wireline and satellite communications; power generation, including renewable energy infrastructure and industrial infrastructure. Our customers are primarily in these industries.
Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and, as of June 30, 2013, we had approximately 14,900 employees and 420 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.
We serve a diversified customer base, which includes some of the leading pipeline, communications, power generation and utility companies in North America. For the six months ended June 30, 2013, our top ten customers for our continuing operations were AT&T, DIRECTV®, Enbridge, Inc., DCP Midstream, Chesapeake Midstream Partners LP, Isolux Ingenieria USA LLC, PPL Corporation, TransCanada Corporation, Talisman Energy and CenturyLink. We have longstanding relationships and have developed strong alliances with many of our customers and we strive to maintain these customer relationships and our status as a preferred vendor. We often provide services under multi-year master service and other service agreements. Because our business is concentrated among relatively few major customers, our business could be negatively affected if the amount of business we obtain from these customers is reduced, or if we complete the required work on projects and cannot replace them with similar projects.
Revenue concentration information for significant customers, as a percent of total consolidated revenue from continuing operations, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue from top ten customers	70%	69%	68%	68%

Revenue from specific customers:
AT&T	21%	17%	20%	18%
DIRECTV®	15%	15%	15%	17%
Enbridge Inc.	9%	—%	10%	—%

Our relationship with AT&T is based upon master service agreements, other service agreements and construction/installation contracts for both AT&T’s wireless and wireline infrastructure businesses. Revenue from AT&T is included in our communications segment.

Our relationship with DIRECTV® is based upon an agreement to provide installation and maintenance services for DIRECTV®. Revenue from DIRECTV® is included in our communications segment.

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

The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related -to wireless and wireline communications and install-to-the-home, and to a lesser extent, infrastructure for electrical utilities. We also perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through the Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves the energy and utility end markets and other end markets through the installation and construction of power plants, wind farms, solar farms, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other category primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.
Overview of Financial Results
Second quarter 2013 revenue of $977.6 million decreased by $11.3 million, or 1%, from prior year revenue of $988.9 million. Acquisitions since July 1, 2012 contributed $86.6 million, or 9%, of our second quarter revenues. Organic revenue decreased by $97.8 million, or 10%, driven primarily by power generation and industrial project activity, which decreased by $135.1 million, or 68.1% versus the same period in the prior year. The decrease in power generation and industrial project activity resulted from the delay in renewal of the federal production tax credit for qualified wind facilities. As discussed in our Form 10-K for the year ended December 31, 2012, the federal production tax credit for qualified wind facilities was not renewed until January 2013, which has negatively affected 2013 wind project activity and revenue. The reduction in organic revenue related to power generation and industrial projects was partially offset by organic revenue growth of $37.2 million, largely attributable to strong results from our communications and electrical transmission segments.
As a percentage of revenue, costs of revenue, excluding depreciation and amortization, decreased by 370 basis points, from 87.8% to 84.1%, driven primarily by improved margins in our oil and gas and communications segments. The improvement in costs of revenue, excluding depreciation and amortization, as a percentage of revenue was partially offset by an increase in depreciation and amortization expense and general and administrative expense, both of which increased in dollar terms and as a percentage of revenue. These increases resulted, in part, from recent acquisitions, as well as from increased levels of capital investment in our business. Our second quarter 2013 results were also affected by a legal settlement charge of $2.8 million in connection with the resolution of Sintel, a legacy litigation matter, stock-based compensation expense of $4.3 million and transaction costs of $0.9 million. See Note 17 – Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements for additional information.
Second quarter 2013 income from continuing operations was $35.5 million, or $0.42 cents per diluted share, which includes the after-tax effect of $1.7 million, or $0.02 cents per diluted share, associated with the legal settlement charge discussed above, as well as the after-tax effect of $2.6 million, or $0.03 cents per diluted share, for second quarter 2013 stock-based compensation expense. Excluding these charges, second quarter 2013 adjusted income from continuing operations and adjusted diluted earnings per share were $39.9 million and $0.47 cents per diluted share, respectively. Second quarter 2012 income from continuing operations and diluted earnings per share were $31.2 million, or $0.38 cents per share, respectively. Excluding stock-based compensation expense, second quarter 2012 adjusted income from continuing operations and adjusted diluted earnings per share were $31.9 million and $0.39 cents per diluted share, respectively. Adjusted second quarter income from continuing operations and adjusted diluted earnings per share increased by approximately $8.0 million and $0.08 cents per share, or approximately 25.2% and 21.7%, respectively, from 2012 to 2013. See "Adjusted Income From Continuing Operations and Adjusted Income From Continuing Operations Per Diluted Share," included in our non-U.S. GAAP financial measures discussion following "Comparison of Quarterly Results," below.
Economic, Industry and Market Factors
While we have seen a recent improvement in overall economic and market conditions, we closely monitor the effects that changes in these conditions may have on our customers. General economic conditions can negatively affect demand for our customers' products and services, which can lead to rationalization of our customers' capital and maintenance budgets in certain end-markets. This influence, as well as the highly competitive nature of our industry, particularly when work is deferred, can, and in recent years, has, resulted in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market and industry factors, such as access to capital for customers in the industries we serve, changes to our customers' capital spending plans, changes in technology, tax and other incentives, renewable energy portfolio standards and new or changing regulatory requirements affecting the industries we serve, can affect demand for our services. Fluctuations in market prices for, or availability of, oil, gas and other fuel sources can also affect demand for our pipeline and renewable energy construction services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows.
Impact of Seasonality and Cyclical Nature of Business
Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, particularly for large non-recurring projects and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. Revenues in the second quarter are typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year, as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budget before the end of the year, which generally has a positive impact on our revenues. However, the holiday season and inclement weather can cause delays, which can reduce revenues and increase costs on affected projects. Any quarter may be positively or negatively affected by out of the ordinary weather patterns, such as excessive rainfall or warm winter weather, making it difficult to predict quarterly revenue and margin variations.

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
Revenue
We provide engineering, building, installation, maintenance and upgrade services to our customers. The primary industries served by our customers are communications and utilities. The following table presents customer revenues by segment for the periods indicated (in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Reportable Segment:	2013		2012		2013		2012
Communications	$496.6	51%	$431.9	44%	$921.6	49%	$821.0	48%
Oil and Gas	296.9	30%	263.7	27%	615.7	32%	431.4	25%
Electrical Transmission	118.6	12%	88.9	9%	203.1	11%	153.3	9%
Power Generation and Industrial	63.3	6%	198.3	20%	152.2	8%	315.7	18%
Other	3.4	—%	6.2	1%	5.7	—%	6.6	—%
Eliminations	(1.2)	—%	(0.1)	—%	(2.0)	—%	(0.9)	—%
Consolidated revenue	$977.6	100%	$988.9	100%	$1,896.3	100%	$1,727.1	100%

See discussion of reportable segments within our "Comparisons of Quarterly Results" section below.
More than half of our revenue is derived from projects performed under master service and other service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any large infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice.
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
Revenues from continuing operations by type of contract for the periods indicated were as follows (in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
Master service and other service agreements	$571.6	58%	$390.0	39%	$1,041.7	55%	$757.7	44%
Installation/construction project agreements	406.0	42%	598.8	61%	854.6	45%	969.4	56%
Total revenues	$977.6	100%	$988.9	100%	$1,896.3	100%	$1,727.1	100%

As shown in the table above, more than 40% of our 2013 revenues from continuing operations were from non-recurring, project specific work, which may experience greater variability than master service agreement work due to the need to replace the revenue as projects are completed. Additionally, if we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels, or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog estimates include amounts under master service and other service agreements in addition to construction projects. We determine the amount of backlog for work under master service and other service agreements based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers. The following presents 18-month backlog for our continuing operations by reportable segment as of the periods indicated (in millions):

Reportable Segment:	June 30, 2013	March 31, 2013	June 30, 2012
Communications	$2,733	$2,587	$2,261
Oil and Gas	808	387	305
Electrical Transmission	502	397	135
Power Generation and Industrial	86	69	366
Other	14	15	23
Estimated 18-month backlog	$4,143	$3,455	$3,090

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
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, such as: the recognition of revenue, including estimates of costs to complete projects and provisions for contract losses; allowances for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill and intangible assets; asset lives used in computing depreciation and amortization, including amortization of intangible assets; estimated fair values of acquisition-related contingent consideration, assets and liabilities classified as held-for-sale, convertible debt obligations, available for sale securities, and investments in cost and equity method investees; estimates of reserves and accruals; income taxes and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect. Refer to Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for further information regarding our critical accounting policies and estimates.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenue	$977.6	100.0%	$988.9	100.0%	$1,896.3	100.0%	$1,727.1	100.0%
Costs of revenue, excluding depreciation and amortization	822.7	84.1%	868.5	87.8%	1,614.2	85.1%	1,520.8	88.1%
Depreciation and amortization	33.6	3.4%	21.8	2.2%	65.4	3.4%	42.5	2.5%
General and administrative expenses	51.9	5.3%	38.4	3.9%	100.8	5.3%	75.7	4.4%
Interest expense, net	11.8	1.2%	9.5	1.0%	21.9	1.2%	18.4	1.1%
Loss on extinguishment of debt	—	—%	—	—%	5.6	0.3%	—	—%
Other expense (income), net	0.3	0.1%	(0.4)	(0.1)%	(0.6)	—%	(0.9)	—%
Income from continuing operations before provision for income taxes	$57.3	5.9%	$51.1	5.2%	$89.0	4.7%	$70.6	4.1%
Provision for income taxes	(21.8)	(2.3)%	(19.9)	(2.0)%	(34.1)	(1.8)%	(27.8)	(1.6)%
Income from continuing operations before non-controlling interests	$35.5	3.6%	$31.2	3.2%	$54.9	2.9%	$42.9	2.5%
(Loss) income from discontinued operations, net of tax	(0.5)	—%	(1.1)	(0.2)%	(1.4)	(0.1)%	1.4	0.1%
Net income	$35.0	3.6%	$30.1	3.0%	$53.4	2.8%	$44.3	2.6%
Net income (loss) attributable to non-controlling interests	0.1	—%	—	—%	0.1	—%	—	—%
Net income attributable to MasTec, Inc.	$34.9	3.6%	$30.1	3.0%	$53.3	2.8%	$44.3	2.6%

The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Form 10-Q.
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue. Our revenue was $977.6 million for the three months ended June 30, 2013, as compared with $988.9 million for the three months ended June 30, 2012, representing a decrease of $11.3 million or 1%. We derived approximately $86.6 million, or 9%, of our second quarter revenue from businesses acquired since July 1, 2012. Organic revenue decreased by $97.8 million, or 10%, largely driven by power generation and industrial segment activity, which decreased by $135.1 million, or 68% versus the same period in the prior year. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, the federal production tax credit for qualified wind facilities was not renewed until January 2013, which has negatively affected 2013 wind project activity and revenue. The decline in power generation and industrial segment revenue for the three months ended June 30, 2013 was largely offset by strong results in our communications, oil and gas and electrical transmission segments. Second quarter communications revenue increased by $64.8 million, including $15.2 million of revenues from acquisitions. Oil and gas segment revenues grew by $33.2 million in the second quarter of 2013 as compared to the 2012 period, which was an increase of approximately 13%. Acquisitions contributed approximately $71.3 million of this growth. Electrical transmission project activity increased by approximately $29.6 million, or 33%. Key customers driving growth in our communications, oil and gas and electrical transmission segments included AT&T, Enbridge, Inc., Enterprise Fleet Management, Isolux Ingenieria USA LLC and PPL Corporation.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, totaled $822.7 million, or 84.1% of revenue for the three months ended June 30, 2013, compared to $868.5 million, or 87.8% of revenue, for the three months ended June 30, 2012, a $45.8 million, or 5.3%, decrease. Of this decrease, $9.5 million was attributable to the decrease in revenue, and $36.6 million was attributable to an improvement of 370 basis points in costs of revenue, excluding depreciation and amortization, as a percentage of revenue. Improved margins in our oil and gas and communications segments largely drove the second quarter basis point improvement. Our oil and gas segment has benefited from higher margin long-haul pipeline activities in 2013, as well as from improved contract pricing and project efficiencies. In the prior year, we incurred approximately $25.0 million of losses on two oil and gas pipeline projects. Second quarter 2013 project margins also improved in our communications segment, driven primarily by efficiencies on wireless projects. The improvements in oil and gas and communications segment margins were offset, in part, by lower margins in power generation and electrical transmission.
Depreciation and amortization. Depreciation and amortization was $33.6 million in 2013, or 3.4% of revenue, as compared with $21.8 million, or 2.2% of revenue, for the three months ended June 30, 2012, an increase of approximately $11.8 million, or 54.4%. The increase was driven by $7 million of higher organic business depreciation expense, as well as $6 million of 2012-2013 acquisition-related depreciation and amortization, offset in part by a decrease of $1.1 million in amortization expense from historical acquisitions. The increase in organic business depreciation expense is largely attributable to equipment purchases in our oil and gas segment, and, to a lesser extent, in our electrical transmission and communications segments. See Note 16 - Segments and Operations by Geographic Areas in the notes to the condensed unaudited consolidated financial statements for details of depreciation expense by reportable segment.
General and administrative expenses. General and administrative expenses were $51.9 million, or 5.3% of revenue, for the three months ended June 30, 2013 as compared with $38.4, or 3.9% of revenue, for the three months ended June 30, 2012, an increase of $13.5 million, or 35.2%. Acquisitions contributed approximately $6.0 million of incremental general and administrative costs. Organic growth in general and administrative expenses was $7.5 million, which includes $3.1 million of incremental stock-based compensation expense and $0.9 million of acquisition-related transaction costs, plus approximately $3.5 million resulting from higher labor, information technology and other administrative costs associated with growth in our business. Stock-based compensation expense increased in the second quarter of 2013 as compared with 2012 as a result of higher levels of participation in our employee stock purchase program, as well as from the second quarter issuance of restricted share awards under a new equity incentive program for certain employees of our EC Source business. See Note 12 - Stock-Based Compensation and Other Employee Benefit Plans in the notes to the condensed unaudited consolidated financial statements. As a percentage of revenue, general and administrative costs increased by approximately 140 basis points.
Interest expense, net. Interest expense, net of interest income, was $11.8 million, or 1.2% of revenue, for the three months ended June 30, 2013, as compared with $9.5 million, or 1.0% of revenue, for the three months ended June 30, 2012, an increase of $2.4 million. The increase was attributable to $2.1 million of incremental interest expense on our outstanding senior notes. In March 2013, we issued $400 million aggregate principal amount of 4.875% senior notes and repurchased and redeemed $150 million aggregate principal amount of our 7.625% senior notes. See Note 10 - Debt in the notes to the condensed unaudited consolidated financial statements.
Other expense (income), net. Other expense, net, was $0.3 million for the three months ended June 30, 2013, as compared with other income, net of $0.4 million for the three months ended June 30, 2012, a variance of $0.7 million. Our second quarter 2013 results were negatively affected by a final legal settlement charge of $2.8 million in connection with the resolution of Sintel, a legacy litigation matter. This charge was partially offset by a gain of $0.7 million on the sale of our structured finance auction rate security. See Note 17 - Commitments and Contingencies and Note 7 - Securities Available For Sale in the notes to the condensed unaudited consolidated financial statements.
Income taxes. Income tax expense was $21.8 million for the three months ended June 30, 2013, as compared with $19.9 million for the three months ended June 30, 2012, representing an increase of $1.8 million. The increase is primarily attributable to higher income, partially offset by a lower effective tax rate. Our effective tax rate on income from continuing operations was 38.0% for the three months ended June 30, 2013 as compared with an effective tax rate of 39.0% in the prior year. The lower current year effective tax rate is principally attributable to an increase in foreign earnings.
Loss from discontinued operations. Loss from discontinued operations, net of tax, was $0.5 million for the three months ended June 30, 2013 as compared with $1.1 million in the prior year period, a reduction of $0.6 million. We sold our DirectStar business in June 2012. See Note 4 – Discontinued Operations in the notes to the condensed unaudited consolidated financial statements for additional details.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue. Our revenue was $1.9 billion for the six months ended June 30, 2013, as compared with $1.7 billion for the six months ended June 30, 2012, representing an increase of $169.1 million or 9.8%. Of this increase, $129.6 million, or approximately 77%, was attributable to businesses acquired since July 1, 2012. The organic revenue increase of $39.5 million, or 2.3%, is net of the $163.5 million decrease in power generation and industrial segment revenue in the first half of 2013. The federal production tax credit for qualified wind facilities was not renewed until January 2013, which has negatively affected 2013 wind project activity and revenue. The decline in power generation and industrial segment revenue for the six months ended June 30, 2013 was offset by strong results in our communications, oil and gas, and electrical transmission segments. Oil and gas segment revenues grew by $184.3 million in the first half of 2013 as compared with 2012, an increase of approximately 42.7%. Acquisitions contributed approximately $108.8 million of this growth. First half communications revenue increased by $100.5 million, including $20.8 million of acquisition revenues. Electrical transmission segment activity increased by approximately $49.8 million, or 32%. Key customers driving growth included Enbridge, Inc., Isolux Ingenieria USA, DCP Midstream, PPL Corporation, AT&T and Enterprise Fleet Management.
Costs of revenue, excluding depreciation and amortization. Our costs of revenue, excluding depreciation and amortization, were $1.6 billion, or 85.1% of revenue for the six months ended June 30, 2013, compared to $1.5 billion for the six months ended June 30, 2012, or 88.1% of revenue, a $93.4 million, or 6.1%, increase. The dollar increase is attributable to approximately $143.9 million of volume driven costs, offset in part by $50.6 million of cost improvement resulting from a 300 basis point decrease in costs of revenue, excluding depreciation and amortization, as a percentage of revenue. The basis point improvement was driven primarily by improved margins in our oil and gas and communications segments. Our oil and gas segment has benefited from higher margin long-haul pipeline activities in 2013, as well as from improved contract pricing and project efficiencies. In the prior year, we incurred approximately $25.0 million of project losses on two oil and gas pipeline projects. First half 2013 project margins also improved in our communications segment, driven primarily by efficiencies on wireless projects. The improvements in oil and gas and communications segment margins were offset, in part, by lower current year margins in our power generation and electrical transmission segments.
Depreciation and amortization. Depreciation and amortization was $65.4 million for the six months ended June 30, 2013, or 3.4% of revenue, as compared with $42.5 million, or 2.5% of revenue, for the six months ended June 30, 2012, an increase of approximately $22.9 million, or 53.8%. The increase was driven by $16.0 million of higher organic business depreciation expense, as well as $9.1 million of 2012-2013 acquisition-related depreciation and amortization, offset in part by a decrease of $2.2 million in amortization expense from historical acquisitions. The increase in organic business depreciation expense is primarily attributable to equipment purchases in our oil and gas segment, and, to a lesser extent, in our electrical transmission and communications segments. See Note 16 - Segments and Operations by Geographic Areas in the notes to the condensed unaudited consolidated financial statements for details of depreciation expense by reportable segment.
General and administrative expenses. General and administrative expenses were $100.8 million, or 5.3% of revenue, for the six months ended June 30, 2013 as compared with $75.7 million, or 4.4% of revenue, for the six months ended June 30, 2012, an increase of $25.1 million, or 33.2%. Acquisitions contributed approximately $8.2 million of incremental general and administrative costs. Organic growth in general and administrative expenses of $16.9 million, included $1.3 million of incremental bad debt expense, $1.4 million of acquisition-related transaction costs and $4.4 million of incremental stock-based compensation expense, in addition to higher labor, information technology and other administrative costs associated with growth in our business. Stock-based compensation expense increased in the first half of 2013 as compared with the same period in the prior year as a result of higher levels of participation in our employee stock purchase program, as well as from the second quarter issuance of restricted share awards under a new equity incentive program for certain employees of our EC Source business. See Note 12 - Stock-

Based Compensation and Other Employee Benefit Plans in the notes to the condensed unaudited consolidated financial statements. As a percentage of revenue, general and administrative costs increased by approximately 90 basis points.
Interest expense, net. Interest expense, net of interest income, was $21.9 million, or 1.2% of revenue, for the six months ended June 30, 2013, as compared with $18.4 million, or 1.1% of revenue, for the six months ended June 30, 2012, an increase of $3.4 million. The increase is primarily attributable to $2.4 million of incremental interest expense on our outstanding senior notes. In March 2013, we issued $400 million aggregate principal amount of 4.875% senior notes and repurchased and redeemed $150 million aggregate principal amount of our 7.625% senior notes. Additionally, higher average outstanding balances on equipment notes payable and capital lease obligations contributed $0.7 million of incremental interest expense in the first half of 2013. See Note 10 - Debt in the notes to the condensed unaudited consolidated financial statements.
Loss on extinguishment of debt. We incurred a loss on debt extinguishment of $5.6 million in the first quarter of 2013 in connection with the repurchase and redemption of $150 million aggregate principal amount of our 7.625% senior notes. This amount is composed of $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs. This loss is separately disclosed within the condensed unaudited consolidated statements of operations.
Other expense (income), net. Other income, net, was $0.6 million for the six months ended June 30, 2013, as compared with $0.9 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we recorded a final legal settlement charge of $2.8 million in connection with the resolution of Sintel, a legacy litigation matter. This charge was partially offset by a gain of $0.7 million on the sale of our structured finance auction rate security. See Note 17 - Commitments and Contingencies and Note 7 - Securities Available For Sale in the notes to the condensed unaudited consolidated financial statements.
Income taxes. Income tax expense was $34.1 million for the six months ended June 30, 2013, as compared with $27.8 million for the six months ended June 30, 2012, representing an increase of $6.4 million. The increase is primarily attributable to higher income, partially offset by a lower effective tax rate. Our effective tax rate on income from continuing operations was 38.4% for the six months ended June 30, 2013 as compared with an effective tax rate of 39.3% in the prior year. The lower current year effective tax rate is principally attributable to an increase in foreign earnings.
(Loss) income from discontinued operations. Loss from discontinued operations, net of tax, was $1.4 million for the six months ended June 30, 2013 as compared with $1.4 million of income from discontinued operations in the prior year period, a variance of $2.8 million, driven primarily by lower revenues and income in the first half of 2013 as compared with 2012 due to the sale of the DirectStar business in June 2012. See Note 4 – Discontinued Operations in the notes to the condensed unaudited consolidated financial statements.
Segments

Comparison of Quarterly Results by Segment

Management reviews our operating results by reportable segment. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial, and (5) Other. Management's review of the reportable segments includes analyses of trends in revenue and EBITDA. The following table, which may contain slight summation differences due to rounding, presents revenue and EBITDA by segment for our continuing operations for the periods indicated (dollar amounts in millions). See Non-U.S. GAAP Financial Measures discussion following our Comparison of Quarterly Results by Segment below.

	Revenue - Continuing Operations				EBITDA and EBITDA Margin - Continuing Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,				For the Six Months Ended June 30,
Reportable Segment	2013	2012	2013	2012	2013		2012		2013		2012
Communications	$496.6	$431.9	$921.6	$821.0	$63.4	12.8%	$47.0	10.9%	$109.8	11.9%	$79.8	9.7%
Oil and Gas	296.9	263.7	615.7	431.4	51.2	17.2%	15.7	6.0%	93.6	15.2%	28.3	6.6%
Electrical Transmission	118.6	88.9	203.1	153.3	11.5	9.7%	12.1	13.6%	14.9	7.3%	20.5	13.4%
Power Generation and Industrial	63.3	198.3	152.2	315.7	(8.0)	(12.6)%	13.4	6.8%	(8.2)	(5.4)%	18.4	5.8%
Other	3.4	6.2	5.7	6.6	0.4	10.5%	0.8	12.7%	0.4	7.8%	0.6	8.4%
Eliminations	(1.2)	(0.1)	(2.0)	(0.9)	—	—%	0.1	(28.1)%	—	—%	—	—%
Corporate	—	—	—	—	(15.8)	NA	(6.7)	NA	(34.3)	NA	(16.1)	NA
Consolidated Results-Continuing Operations	$977.6	$988.9	$1,896.3	$1,727.1	$102.7	10.5%	$82.4	8.3%	$176.2	9.3%	$131.5	7.6%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 - Segments
Communications

Revenue. Communications revenue was $496.6 million for the three months ended June 30, 2013, compared to $431.9 million for the three months ended June 30, 2012, an increase of $64.8 million, or 15.0%. Acquisitions contributed $15.2 million of the increase in revenue. Communications revenue was favorably affected by demand for our wireless services, which increased by $68.5 million, offset in part by lower demand for certain utility services. Key customers driving wireless growth included AT&T, Samsung and Ericsson. Utility revenues within our Communications segment decreased, driven primarily by a reduction of $10.9 million associated with natural gas transmission and distribution project work.

EBITDA. EBITDA for our Communications segment was $63.4 million, or 12.8% of revenue, for the three months ended June 30, 2013, compared to $47.0 million, or 10.9% of revenue in 2012, a $16.4 million, or 34.8% increase. Higher revenues contributed approximately $8.3 million of incremental EBITDA. As a percentage of revenue, EBITDA increased approximately 190 basis points, or approximately $8.2 million, as a result of improvements in contract pricing of wireless services, as well as better project efficiencies and utilization of resources.

Oil and Gas

Revenue. Oil and Gas revenue was $296.9 million for three months ended June 30, 2013, compared to $263.7 million for the three months ended June 30, 2012, representing an increase of $33.2 million, or 12.6%. Of this increase, $71.3 million was attributable to acquired businesses. Organic revenues decreased by approximately $38.2 million versus the prior year period, primarily due to timing of project completion and subsequent new project startup. Project activity in the second quarter of 2013 included large-diameter, long-haul pipeline projects, midstream pipeline projects and pipeline facilities projects. Long-haul activity increased by approximately $26.4 million, while midstream shale transmission and distribution activities increased by approximately $12.4 million. These increases were offset, in part, by a decrease in pipeline facility projects of approximately $7.2 million.

EBITDA. EBITDA for our Oil and Gas segment was $51.2 million for the three months ended June 30, 2013, or 17.2% of revenue, compared to $15.7 million for the three months ended June 30, 2012, or 6.0% of revenue, an increase of $35.5 million, or 226%. Higher revenues contributed approximately $6 million of incremental EBITDA. As a percentage of revenue, EBITDA improved by 1,120 basis points, or approximately $30 million. Second quarter EBITDA margins benefited from higher margin long-haul pipeline activities, as well as improved contract pricing and project efficiencies on ongoing project work. In the prior year, we incurred approximately $25.0 million of project losses on two oil and gas pipeline projects.

Electrical Transmission

Revenue. Electrical Transmission revenues were $118.6 million for the three months ended June 30, 2013, as compared to $88.9 million for the three months ended June 30, 2012, representing an increase of $29.6 million, or 33.3%, driven largely by transmission and substation projects with PPL Corporation and Isolux Ingenieria USA LLC. Transmission activities increased by approximately $26.8 million, while substation activities increased by approximately $2.8 million.

EBITDA. EBITDA for our Electrical Transmission segment was $11.5 million, or 9.7% of revenue for the three months ended June 30, 2013, compared to EBITDA of $12.1 million, or 13.6% of revenue for the three months ended June 30, 2012, a decrease of $0.6 million. The deterioration in EBITDA margins of 390 basis points, or approximately $3.5 million, was offset, in part, by $2.9 million of incremental EBITDA from higher revenues. The decrease in EBITDA margins was driven primarily by project startups and higher costs associated with certain projects.

Power Generation and Industrial

Revenue. Power Generation and Industrial revenues were $63.3 million for the three months ended June 30, 2013, compared to $198.3 million for the three months ended June 30, 2012, a decrease of $135.1 million, or 68.1%. The decrease in revenue was driven by a decline of $180.5 million in wind and solar project work, partially offset by an increase of $45.6 million in industrial and equipment project work. Delays in the renewal of production tax credits for qualified wind facilities, which were not renewed until January 2013, resulted in lower levels of wind activity in the first half of 2013.

EBITDA. EBITDA for our Power Generation and Industrial segment was negative $8.0 million for the three months ended June 30, 2013, compared to EBITDA of $13.4 million, or 6.8% of revenue for the three months ended June 30, 2012, a decrease of $21.4 million. The decrease in EBITDA is due to higher costs associated with certain projects, as well as the underutilization of operating and overhead capacity in 2013 due to the decrease in revenues. Despite the low levels of project activity in the first half of 2013, the Power Generation and Industrial segment maintained its general and administrative costs in anticipation of wind project growth in the second half of 2013 and in 2014 in light of the January 2013 renewal of the production tax credits. To be eligible for these tax credits, projects must be started in 2013.

Other

Revenue. Revenue from our Other segment was $3.4 million for three months ended June 30, 2013, compared to $6.2 million for the three months ended June 30, 2012, a decrease of $2.8 million, or 45%. This decrease resulted from completing a project in our international division to secure a fiber optic circuit and build a central office facility prior to the second quarter.

EBITDA. EBITDA from Other businesses was $0.4 million, or 10.5% of revenue, for the three months ended June 30, 2013, compared to $0.8 million of EBITDA for the three months ended June 30, 2012, a $0.4 million decrease. The decrease is primarily attributable to decreased revenues, as described above.

Eliminations

Revenue. Elimination balances represent the offset to intersegment revenues that have been reflected within each reportable segment's gross revenues. For the three months ended June 30, 2013, we had $1.2 million of intercompany revenue between our reportable segments compared to $0.1 million for the three months ended June 30, 2012.

Corporate

EBITDA. Certain of our corporate costs are not allocated to our reportable segments, including certain administrative costs, professional fees and acquisition costs. Corporate information technology costs are allocated to our reportable segments based on estimated usage. EBITDA for our Corporate segment was negative $15.8 million for the three months ended June 30, 2013, compared to negative EBITDA of $6.7 million for the three months ended June 30, 2012, a $9.0 million decrease. The variance is due, in part, to a $2.8 million final legal settlement charge in connection with Sintel, a legacy litigation matter. In addition, we incurred $3.1 million of incremental stock-based compensation expense as compared to the same period in the prior year. Other activity affecting Corporate EBITDA for the three months ended June 30, 2013 were acquisition-related transaction costs of $0.9 million and incremental bonus expense of $0.8 million. See Note 12 - Stock-Based Compensation and Other Employee Benefit Plans and Note 17 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012 - Segments
Communications

Revenue. Communications revenue was $921.6 million for the six months ended June 30, 2013, compared to $821.0 million for the six months ended June 30, 2012, an increase of $100.5 million, or 12.2%. Acquisitions contributed $20.8 million of the increase in revenue. Communications revenue was favorably affected by demand for our wireless services, which increased by $109.7 million, offset in part by lower demand for certain utility services. Key customers driving wireless growth included AT&T, Samsung and Ericsson. Install-to-the-home project activities were up $9.4 million versus the prior year. Utility revenues within our Communications segment decreased, driven primarily by a reduction of $21.3 million associated with natural gas transmission and distribution project work.

EBITDA. EBITDA for our Communications segment was $109.8 million, or 11.9% of revenue, for the six months ended June 30, 2013, compared to $79.8 million, or 9.7% of revenue in 2012, a $30.0 million, or 37.5% increase. Higher revenues contributed approximately $12.0 million of incremental EBITDA. As a percentage of revenue, EBITDA increased approximately 220 basis points, or approximately $18.1 million, as a result of improvements in contract pricing of wireless services, as well as better project efficiencies and utilization of resources.

Oil and Gas

Revenue. Oil and Gas revenue was $615.7 million for the six months ended June 30, 2013, compared to $431.4 million for the six months ended June 30, 2012, representing an increase of $184.3 million, or 42.7%. Of this increase, $108.8 million, or approximately 59.0%, was attributable to acquired businesses. Organic revenues increased by approximately $75.5 million, and included projects for customers such as DCP Midstream, Chesapeake Midstream Partners LP and Pembina Pipeline Corporation. Project activity in the first half of 2013 included large-diameter, long-haul pipeline projects as well as midstream pipeline projects and pipeline facilities projects. Long-haul activity increased by approximately $132.2 million, while midstream shale and petroleum pipeline activities increased by approximately $81.0 million. These increases were offset, in part, by a decrease in pipeline facility projects of approximately $27.6 million.

EBITDA. EBITDA for our Oil and Gas segment was $93.6 million for the six months ended June 30, 2013, or 15.2% of revenue, compared to $28.3 million, or 6.6% of revenue, for the six months ended June 30, 2012, an increase of $65.3 million, or 230.5%. Higher revenues contributed approximately $28.0 million of incremental EBITDA. As a percentage of revenue, EBITDA improved by 860 basis points, or approximately $37.1 million. EBITDA margins for our Oil and Gas segment have benefited from higher margin long-haul pipeline activities, as well as improved contract pricing and project efficiencies on ongoing project work. In the prior year, we incurred approximately $25.0 million of project losses on two oil and gas pipeline projects.

Electrical Transmission

Revenue. Electrical Transmission revenues were $203.1 million for the six months ended June 30, 2013, as compared with $153.3 million for the six months ended June 30, 2012, representing an increase of $49.8 million, or 32.5%, driven largely by transmission and substation projects with Isolux Ingenieria USA LLC and PPL Corporation.

EBITDA. EBITDA for our Electrical Transmission segment was $14.9 million, or 7.3% of revenue for the six months ended June 30, 2013, compared to EBITDA of $20.5 million, or 13.4% of revenue for the six months ended June 30, 2012, a decrease of $5.6 million. The deterioration in EBITDA margins of 610 basis points, or approximately $9.4 million, was offset, in part, by $3.6 million of incremental EBITDA from higher revenues. The decrease in EBITDA margins was driven primarily by project startups and higher costs associated with certain projects.

Power Generation and Industrial

Revenue. Power Generation and Industrial revenues were $152.2 million for the six months ended June 30, 2013, compared to $315.7 million for the six months ended June 30, 2012, a decrease of $163.5 million, or 51.8%. The decrease in revenue was driven by a decline of $249.0 million in wind and solar project work, partially offset by an increase of $85.5 million in industrial and equipment project work. Delays in the renewal of production tax credits for qualified wind facilities, which were not renewed until January 2013, resulted in lower levels of wind activity in the first half of 2013.

EBITDA. EBITDA for our Power Generation and Industrial segment was negative $8.2 million for the six months ended June 30, 2013, compared to EBITDA of $18.4 million, or 5.8% of revenue for the six months ended June 30, 2012, a decrease of $26.5 million. The decrease in EBITDA is due to higher costs associated with certain projects, as well as the underutilization of operating and overhead capacity in 2013 due to the decrease in revenues. Despite the low levels of project activity in the first half of 2013, the Power Generation and Industrial segment has maintained its general and administrative costs in anticipation of wind project growth in the second half of 2013 and in 2014 in light of the January 2013 renewal of the production tax credits. To be eligible for these tax credits, projects must be started in 2013.

Other

Revenue. Revenue from Other businesses was $5.7 million for six months ended June 30, 2013, compared to $6.6 million for the six months ended June 30, 2012, a decrease of $0.9 million, or 13.4%. This decrease resulted from completing a project in our international division to secure a fiber optic circuit and build a central office facility.

EBITDA. EBITDA from Other businesses was $0.4 million, or 7.8% of revenue, for the six months ended June 30, 2013, compared to $0.6 million of EBITDA for the six months ended June 30, 2012, a decrease of $0.1 million. The decrease is primarily attributable to lower revenues, as described above.

Eliminations

Revenue. Elimination balances represent the offset to intersegment revenues that have been reflected within each reportable segment's gross revenues. For the six months ended June 30, 2013, we had $2.0 million of intercompany revenue between our reportable segments compared to $0.9 million for the six months ended June 30, 2012.

Corporate

EBITDA. Certain of our corporate costs are not allocated to our reportable segments, including certain administrative costs, professional fees and acquisition costs. Corporate information technology costs are allocated to our reportable segments based on estimated usage. EBITDA for our Corporate segment was negative $34.3 million for the six months ended June 30, 2013, compared to negative EBITDA of $16.1 million for the six months ended June 30, 2012, a $18.3 million decrease. The increase was due, in part, to a loss on debt extinguishment of $5.6 million that was incurred in connection with the repurchase and redemption of our 7.625% senior notes in March 2013. In addition, during the second quarter of 2013, we recorded a $2.8 million final legal settlement charge in connection with Sintel, a legacy litigation matter. We also incurred $4.4 million of incremental stock-based compensation expense in the first half of 2013 as compared with 2012. Other activity affecting Corporate EBITDA for the six months ended June 30, 2013 were acquisition-related transaction costs of $1.4 million. See Note 10 - Debt, Note 12 - Stock-Based Compensation and Other Employee Benefit Plans and Note 17 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements.

Foreign Operations

We have operations in Canada as well as in parts of Latin America and the Caribbean. The following table presents revenue by geographic area for the periods indicated (dollar amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Continuing operations:
Derived from foreign operations	$41.4	$37.7	$81.2	$100.0
Derived in the United States	936.2	951.2	1,815.1	1,627.1
Revenue from continuing operations	$977.6	$988.9	$1,896.3	$1,727.1

Discontinued operations:
Derived from foreign operations	$2.4	$1.0	$4.7	$2.7
Derived in the United States	4.5	27.7	8.5	66.2
Revenue from discontinued operations	$6.9	$28.7	$13.2	$68.9
The following table presents long-lived assets held in foreign countries, including property and equipment, net, and goodwill and intangible assets, net, as of the dates indicated (in millions):

	June 30, 2013	December 31, 2012
Property and equipment, net, held in foreign countries:
Classified within continuing operations	$47.9	$11.4
Classified within long-term assets of discontinued operations	1.6	1.5
Total property and equipment, net, held in foreign countries	$49.5	$12.9

Goodwill and other intangible assets, net, held in foreign countries, classified within continuing operations	$91.8	$30.5

Diluted Weighted Average Shares Outstanding

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Diluted weighted average shares outstanding (in thousands)	84,558	82,466	84,337	83,213
See Note 2 – Earnings Per Share in the notes to the condensed unaudited consolidated financial statements.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement the reporting of our financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including income from continuing operations before non-controlling interests, before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted income from continuing operations before non-controlling interests (“Adjusted Income From Continuing Operations”) and adjusted diluted earnings per share, continuing operations (“Adjusted Diluted Earnings From Continuing Operations Per Share”). All of these non-U.S GAAP measures exclude stock-based compensation expense, final Sintel legal settlement costs and the loss on debt extinguishment from the repurchase and redemption of our $150 million aggregate principal amount of 7.625% senior notes. See Note 12 - Stock-Based Compensation and Other Employee Benefit Plans, Note 17 - Commitments and Contingencies and Note 10 - Debt in the notes to the condensed unaudited consolidated financial statements.
We use EBITDA, Adjusted EBITDA, Adjusted Income From Continuing Operations and Adjusted Diluted Earnings From Continuing Operations Per Share to evaluate our performance, both internally and as compared with our peers, because it excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash to service debt, fund capital expenditures and expand our business.

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

The use of non-GAAP financial measures has certain limitations because they do not reflect all items of income and expense that affect our operations. We compensate for these limitations by reconciling the non-GAAP financial measures to the most comparable GAAP financial measures. These non-GAAP financial measures should be considered in addition to, not as a substitute for or in isolation from, measures prepared in accordance with GAAP and should not be considered measures of our liquidity. Further, these non-GAAP measures may differ from the non-GAAP information used by other companies, including peer companies, and therefore comparability may be limited. We encourage investors and others to review our financial information in its entirety and not rely on a single financial measure.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
EBITDA Reconciliation - Continuing Operations:	2013		2012		2013		2012
Income from continuing operations before non-controlling interests	$35.5	3.6%	$31.2	3.2%	$54.9	2.9%	$42.9	2.5%
Interest expense, net	11.8	1.2%	9.5	1.0%	21.9	1.2%	18.4	1.1%
Provision for income taxes	21.8	2.3%	19.9	2.0%	34.1	1.8%	27.8	1.6%
Depreciation and amortization	33.6	3.4%	21.8	2.2%	65.4	3.4%	42.5	2.5%
EBITDA – Continuing Operations	$102.7	10.5%	$82.4	8.3%	$176.2	9.3%	$131.5	7.6%
Stock-based compensation expense	4.3	0.4%	1.2	0.1%	6.6	0.3%	2.2	0.1%
Loss on debt extinguishment	—	—%	—	—%	5.6	0.3%	—	—%
Sintel legal settlement	$2.8	0.3%	$—	—%	$2.8	0.1%	$—	—%
Adjusted EBITDA – Continuing Operations	$109.8	11.2%	$83.5	8.4%	$191.2	10.1%	$133.7	7.7%

While EBITDA and Adjusted EBITDA are measures of the Company's ability to generate cash, these measures exclude the cash impact of changes in the Company's assets and liabilities as well as interest and income taxes. Net cash provided by operating activities in the condensed unaudited consolidated statement of cash flows takes these changes in the Company's assets and liabilities into account. The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Six Months Ended June 30,
	2013	2012
Total EBITDA Reconciliation:
EBITDA, Continuing operations	$176.2	$131.5
EBITDA, Discontinued operations	(2.3)	3.4
EBITDA, Total MasTec	$173.9	$134.9

Reconciliation to Adjusted EBITDA and to Net Cash Provided by Operating Activities, Total MasTec:
Stock-based compensation expense	6.6	2.2
Loss on debt extinguishment	5.6	—
Sintel legal settlement	$2.8	$—
Adjusted EBITDA, Continuing operations	$191.2	$133.7
Adjusted EBITDA, Discontinued operations	(2.3)	3.4
Adjusted EBITDA, Total MasTec	$188.9	$137.1
Interest expense	(21.9)	(18.5)
Provision for income taxes	(33.1)	(29.2)
Stock-based compensation expense	(6.6)	(2.2)
Loss on debt extinguishment	(5.6)	—
Sintel legal settlement	(2.8)	—
Adjustments to reconcile net income to net cash provided by operating activities, excluding depreciation and amortization	13.7	(1.9)
Change in assets and liabilities, net of assets acquired and liabilities assumed	(117.9)	(89.5)
Net cash provided by operating activities, Total MasTec	$14.6	$(4.3)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Adjusted Income From Continuing Operations (in millions)	$39.9	$31.9	$64.1	$44.2
Adjusted Diluted Earnings From Continuing Operations Per Share	$0.47	$0.39	$0.76	$0.53

The tables below reconcile Adjusted Income From Continuing Operations and Adjusted Diluted Earnings From Continuing Operations Per Share with reported income from continuing operations before non-controlling interests and reported diluted earnings per share, continuing operations, the most directly comparable U.S. GAAP financial measures.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
	Income From Continuing Operations Before Non-controlling Interests	Diluted Earnings Per Share, Continuing Operations	Income From Continuing Operations Before Non-controlling Interests	Diluted Earnings Per Share, Continuing Operations	Income From Continuing Operations Before Non-controlling Interests	Diluted Earnings Per Share, Continuing Operations	Income From Continuing Operations Before Non-controlling Interests	Diluted Earnings Per Share, Continuing Operations
	(in millions)		(in millions)		(in millions)		(in millions)
Reported U.S GAAP measure	$35.5	$0.42	$31.2	$0.38	$54.9	$0.65	$42.9	$0.52
Stock-based compensation expense (a)	2.6	0.03	0.7	0.01	4.1	0.05	1.3	0.02
Loss on debt extinguishment (b)	—	—	—	—	3.5	0.04	—	—
Sintel legal settlement (c)	1.7	0.02	—	—	1.7	0.02	—	—
Adjusted non-U.S. GAAP measure	$39.9	$0.47	$31.9	$0.39	$64.1	$0.76	$44.2	$0.53

(a)
Represents the after tax expense and corresponding diluted per share impact related to stock-based compensation expense. The tax effect was calculated using the effective tax rate from continuing operations for the respective period. See Note 12 - Stock-Based Compensation and Other Employee Benefit Plans in the notes to the condensed unaudited consolidated financial statements.

(b)
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

(c)
Represents the after tax expense and corresponding diluted per share impact related to the final Sintel legal settlement charge we recorded in the second quarter of 2013. The tax effect was calculated using the effective tax rate from continuing operations for the respective period. See Note 17 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements.

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
Capital Expenditures. We estimate that we will spend approximately $120 million in 2013 on capital expenditures, and in addition, we expect to incur between $80 million and $100 million of equipment purchases under capital lease or other financing arrangements. For the six months ended June 30, 2013, we spent approximately $71 million on capital expenditures, and incurred approximately $80.0 million of equipment purchases under capital lease and other financing arrangements. Actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future. In addition, we expect to continue to sell older equipment as we upgrade to new equipment.
Earn-out Payments. In most of our recent acquisitions, we have agreed to pay earn-out payments to the sellers, generally based on the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of June 30, 2013 is approximately $167 million. Of this amount, $7.8 million represents the liability for earn-out obligations that have already been earned. The remainder, $159.1 million, is management's estimate of potential future earn-out obligations, both current and long-term, that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned.
During the three months ended June 30, 2013 and 2012, we made cash payments of $7.8 million and $11.4 million, respectively, related to earn-out obligations. During the six months ended June 30, 2013 and 2012, we made cash payments of $12.8 million and $17.1 million, respectively, related to earn-out obligations. See Note 3 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements.
Income Taxes. Our cash tax payments increased to $41.6 million for the six months ended June 30, 2013 from $18.9 million for the six months ended June 30, 2012. Quarterly tax payments are based on estimates of full year activity and estimated tax rates. Our cash tax payments increased for the six months ended June 30, 2013 due primarily to the fact that we expect to have higher taxable income in 2013 from higher expected earnings.
Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year and, we generally experience seasonal working capital needs from approximately April through October to support growth in accounts receivable, and to a lesser extent, inventory. Working capital needs tend to increase when we commence large amounts of work due to the fact that payroll and certain other costs, including inventory, are required to be paid before the receivables resulting from work performed are billed and collected. Timing of project close-outs can contribute to changes in unbilled revenue. Accounts receivable balances increased in the second quarter of 2013, from $877 million as of December 31, 2012 to $1.1 billion as of June 30, 2013 due to an increase in days sales outstanding, as discussed within the Summary of Financial Condition, Liquidity and Capital Resources below. Inventory balances decreased in the first half of 2013, from $84 million as of December 31, 2012 to $67 million as of June 30, 2013.
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
New Convertible Notes - Settlements. As of June 30, 2013, our common stock trading price was higher than the conversion prices of our New Convertible Notes. Currently, we intend to settle the principal amounts of our New Convertible Notes upon any conversion thereof in cash. As of June 30, 2013, we had outstanding $202.3 million aggregate principal amount of our New Convertible Notes. Notwithstanding our present intention to settle conversions of our New Convertible Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our credit facility. As of June 30, 2013, these restrictions would not have limited our ability to settle the New Convertible Notes in cash. See Summary of Financial Condition, Liquidity and Capital Resources below for discussion pertaining to our credit facility.
Summary of Financial Condition, Liquidity and Capital Resources
There were no changes in general U.S. and global economic conditions since December 31, 2012 that have had a significant impact on our overall financial position, results of operations or cash flows for the six months ended June 30, 2013. Given the generally good credit quality of our customer base, we do not expect collection issues that would materially impact our liquidity in the next twelve months. In addition, as a result of our current capital structure, including our credit facility, we do not anticipate that current overall capital market conditions will materially impact our liquidity. We anticipate that funds generated from operations, borrowings under our credit facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.
Sources and Uses of Cash
As of June 30, 2013, we had approximately $474 million in working capital, defined as current assets less current liabilities, compared to approximately $334 million as of December 31, 2012, an increase of $139 million. Total cash and cash equivalents of approximately $14 million as of June 30, 2013 decreased by $13 million from total cash and cash equivalents of $27 million as of December 31, 2012. Cash and cash equivalents from our continuing operations of $13 million as of June 30, 2013 decreased from approximately $26 million as of December 31, 2012.
Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$14.6	$(4.2)
Net cash (used in) provided by investing activities	$(180.9)	$56.9
Net cash provided by (used in) financing activities	$153.4	$(56.1)

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but it can also be influenced by working capital needs, such as the timing of billings and collections of receivables and the settlement of payables and other obligations. A portion of working capital assets is typically converted to cash in the first quarter. Conversely, working capital needs generally increase from April through October due to the seasonality of our business. Cash provided by operating activities for the six months ended June 30, 2013 increased to $14.6 million from $4.2 million of cash used in operating activities for the same period in 2012, an increase of $18.8 million. The increase in cash provided by operating activities was principally driven by the impact of changes in non-cash adjustments of $39 million, primarily due to an increase in depreciation and amortization of $22.4 million and a $4.4 million increase in stock-based compensation. In addition, net income increased by $9.2 million, which was offset, in part, by the negative impact of net changes in assets and liabilities of $28 million. The net change in assets and liabilities is primarily related to use of working capital, as more fully described below.
Accounts receivable increased by $178.6 million during the six months ended June 30, 2013, as compared with an increase in accounts receivable of $246.0 million for the six months ended June 30, 2012, an improvement of $67.4 million. Billings in excess of earnings increased by $8.0 million during the six months ended June 30, 2013, as compared with a decrease in billings in excess of earnings of $9.9 million for the same period in the prior year, an improvement of $18.0 million. Inventories decreased by $17.1 million during the six months ended June 30, 2013, representing a source of cash, as compared with an increase in inventories of $7.7 million for the six months ended June 30, 2012, representing a use of cash, for a total improvement of $24.9 million. These changes were offset by changes in accounts payable and accrued expenses, which increased by $15 million for the six months ended June 30, 2013, as compared with an increase of $158 million in the prior year, for a net negative effect on working capital of $143.6 million.

Days sales outstanding for our continuing operations as of June 30, 2013 was 102, as adjusted for businesses acquired in the second quarter of 2013, as compared with days sales outstanding of 83 as of December 31, 2012, as adjusted for businesses acquired in December 2012. Days sales outstanding for our continuing operations, net of billings in excess of costs and earnings, and as adjusted for acquired businesses, was 90 as of June 30, 2013 and 71 as of December 31, 2012. The increase in days sales outstanding is largely attributable to timing of project billings and close-outs and temporary payment delays as a result of flooding in Calgary, Alberta, Canada at the end of the quarter. Changes in project and customer mix also contributed to the increase in days sales outstanding. We do not currently anticipate collection issues related to our outstanding accounts receivable balances, and we continue to actively bill and collect outstanding amounts in a timely manner.
Investing Activities. Net cash used in investing activities increased by $237.8 million to $180.9 million for the six months ended June 30, 2013 from $56.9 million of cash provided by investing activities for the six months ended June 30, 2012. The acquisitions of Big Country and DataCell in the second quarter of 2013 contributed $117.5 million of the increase. Also contributing to the increase in cash used in investing activities was the reduction in cash proceeds from the sale of our DirectStar business, which we sold in June of 2012 and received net cash proceeds of $97.7 million. Additionally, our capital expenditures have increased in 2013. We spent $71.4 million on capital expenditures for the six months ended June 30, 2013, an increase of $42.9 million as compared with the same period in the prior year. Capital expenditures have increased in 2013 to support higher activity levels in our oil and gas, electrical transmission and communications businesses. These increases were offset, in part, by $5.0 million of cash proceeds from the sale and redemption of two of our auction rate securities in the second quarter of 2013, and an increase in cash proceeds from sales of property and equipment of $15.2 million.
Financing Activities. Cash provided by financing activities for the six months ended June 30, 2013 was $153.4 million, as compared with cash used in financing activities of $56.1 million for the six months ended June 30, 2012, an increase of $209.5 million. The increase in cash provided by financing activities was driven principally by the proceeds from our issuance of $400 million aggregate principal amount of 4.875% Senior Notes in March 2013, partially offset by the repurchase and redemption of our $150 million aggregate principal amount of 7.625% Senior Notes. Additionally, net repayments of outstanding balances on our credit facility were $62.7 million higher in the six month ended June 30, 2013 as compared with 2012. Cash provided from financing activities for the six months ended June 30, 2013 also benefited from a decrease of $35.1 million in cash used for purchases of treasury stock.
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
As of June 30, 2013, we had $70.6 million outstanding revolving loans under our Credit Facility. Letters of credit of approximately $119.6 million were issued under our Credit Facility as of June 30, 2013. The remaining borrowing capacity under the Credit Facility of $409.8 million was available for revolving loans or up to $230.4 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2013, interest on outstanding letters of credit accrued at either 1.125% or 2.250% per annum, based on the type of letter of credit issued, as described above. The unused facility fee was 0.40% as of June 30, 2013.
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
Cash Overdrafts
On a daily basis, available funds are swept from our depository accounts into a concentration account and are used to repay debt under our Credit Facility. Cash overdrafts principally represent the balance of outstanding checks that have not yet cleared through the banking system. Other cash balances maintained by certain operating subsidiaries, which are not swept into our concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. We generally do not fund our disbursement accounts for checks we have written until the checks are presented to the bank for payment. Cash overdrafts are classified within accounts payable. There are no compensating balance requirements associated with our depository accounts and there are no other restrictions on the transfer of cash associated with our depository accounts. As of June 30, 2013, cash overdrafts totaled $23.0 million.
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
We have the option to redeem all or a portion of the 4.875% Senior Notes at any time on or after March 15, 2018 at the redemption prices set forth in the indenture that governs the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) plus accrued and unpaid interest, if any, to the redemption date. At any time prior to March 15, 2018, we may redeem all or a part of the 4.875% Senior Notes at a redemption price equal to 100% of the principal amount of 4.875% Senior Notes redeemed plus an applicable premium, as defined in the 4.875% Senior Notes Indenture, as well as accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to March 15, 2016, we may redeem up to 35% of the principal amount of the 4.875% Senior Notes using the net cash proceeds of one or more sales of our capital stock, as defined in the 4.875% Senior Notes Indenture, at a redemption price of 104.875% of the principal amount, plus accrued and unpaid interest to the redemption date.
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
Approximately $7.6 million in financing costs were incurred in connection with the issuance of the 4.875% Senior Notes. These deferred financing costs are included in other long-term assets in the condensed unaudited consolidated financial statements and will be amortized over the term of the 4.875% Senior Notes using the effective interest method. We used a portion of the proceeds from the 4.875% Senior Notes offering to fund the repurchase and redemption of our $150 million principal amount of 7.625% senior notes due 2017 (the “7.625% Senior Notes”), discussed below, and to repay the outstanding balance of the Credit Facility. The remaining net proceeds were used for working capital and other general corporate purposes.
Repurchase and Redemption of 7.625% Senior Notes
On March 18, 2013, we repurchased approximately $121.1 million of our 7.625% Senior Notes in a tender offer at a price of 102.792% of the principal amount, which included an early tender payment of $30.00 per $1,000 principal amount of notes tendered. The holders of the tendered 7.625% Senior Notes also received accrued interest from the most recent interest payment date to, but not including, the date of repurchase. In addition, on March 29, 2013, we redeemed the remaining outstanding $28.9 million aggregate principal amount of the 7.625% Senior Notes in accordance with their terms at a price of 102.542% of the principal amount thereof, plus accrued interest from the most recent interest payment date to, but not including, the date of redemption.

We recognized a debt extinguishment loss of $5.6 million during the first quarter of 2013 in connection with the repurchase and redemption of the 7.625% Senior Notes, including $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs. This loss is separately disclosed within the condensed unaudited consolidated statements of operations.
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
Because the New Convertible Notes have an optional cash settlement feature, and we intend to settle the principal amount of any conversions thereof in cash, the conversion shares underlying the principal amount of the New Convertible Notes totaling approximately 13.0 million shares are not included in our diluted share count. If, however, the average stock price per share exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, then the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Our average stock price exceeded the conversion prices of the New Convertible Notes for the three and six month periods ended June 30, 2013 and 2012. This resulted in the inclusion of 6.2 million and 6.1 million weighted average premium shares in our diluted share count for the three and six month periods ended June 30, 2013, respectively and 0.6 million and 1.2 million weighted average premium shares for the three and six month periods ended June 30, 2012. The value of the premium over the principal amount for the New Convertible Notes for the three and six month periods ended June 30, 2013 totaled approximately $187.9 million and $178.8 million, respectively. The value of the premium over the principal amount for the New Convertible Notes for the three and six month periods ended June 30, 2012 totaled approximately $10.0 million and $19.9 million, respectively. See Note 2 – Earnings Per Share and Note 10 – Debt in the notes to the condensed unaudited consolidated financial statements. The number of premium shares included in our diluted share count will vary with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods.
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
As of June 30, 2013, an aggregate principal amount of $12.6 million of Original Convertible Notes was outstanding.
The 4.25% and 4.0% senior convertible notes are guaranteed by certain of our 100%-owned direct and indirect domestic operating subsidiaries. There are no financial covenants on these notes; however, there are certain nonfinancial provisions and covenants associated with these notes.
Acquisition Debt
In connection with certain acquisitions, we have entered into or assumed certain debt and/or capital lease obligations. As of June 30, 2013, $32.3 million of this acquisition-related debt remained outstanding. As of June 30, 2013, we were in compliance with all provisions and covenants associated with our acquisition debt.
Debt Guarantees and Covenants
The New Convertible Notes and Original Convertible Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of our Credit Facility or other outstanding indebtedness.  The 4.875% Senior Notes are guaranteed on an unsecured, unsubordinated joint and several basis by MasTec's 100%-owned direct and indirect domestic subsidiaries that guarantee the Credit Facility. See Note 20 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information in the notes to the condensed unaudited consolidated financial statements.

We were in compliance with all provisions and covenants pertaining to our outstanding debt instruments as of June 30, 2013.
Auction Rate Securities
Our securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the second quarter of 2013, the issuer of one of the Company's student loan auction rate securities redeemed its security at the security's par value. Additionally, during the quarter ended June 30, 2013, the Company sold its remaining structured finance security. As of June 30, 2013, we held $10.3 million in par value of auction rate securities, with an estimated fair value and carrying value of $9.3 million. There were no adjustments to the cost basis of securities held as of June 30, 2013. See Note 7 – Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements.
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
Leases. In the ordinary course of business, we enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs, including related party leases. These leases allow us to conserve cash and provide flexibility in that we pay a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, reflected within continuing operations, was approximately $50.6 million and $99.4 million for the three and six months ended June 30, 2013, respectively.
Letters of Credit. In the ordinary course of business, we are required to post letters of credit for our insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, we would be required to reimburse the issuer of the letter of credit, which depending upon the circumstances, could result in a charge to earnings. As of June 30, 2013, we had $119.6 million of letters of credit issued under our Credit Facility, of which $53.2 million pertained to certain of our insurance carriers. We are not aware of any material claims relating to outstanding letters of credit as of June 30, 2013 and do not believe it is likely that any material claims will be made under any of our outstanding letters of credit in the foreseeable future. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit reduces our borrowing availability under our Credit Facility.
Performance and Payment Bonds. In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2013, the estimated cost to complete projects secured by our $1.4 billion in performance and payment bonds was $655.9 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future. If our business continues to grow, our bonding requirements may increase in the future. If we are unable to successfully renew or obtain sufficient bonding capacity in the future, it could limit our ability to bid on certain contracts or perform work for certain customers.
Self-Insurance. We maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and we believe such accruals to be adequate. As of June 30, 2013, our liability for unpaid claims and associated expenses, including incurred but not reported losses related to our workers compensation, general liability and automobile liability insurance policies, was $50.2 million, of which $29.7 million was reflected within non-current other liabilities in the condensed unaudited consolidated financial statements.
We also maintain an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. Our liability for employee group claims as of June 30, 2013, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $1.2 million.
We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to provide surety bonds in certain states in which we are self-insured. As of June 30, 2013, these letters of credit amounted to $53.2 million. In addition, cash collateral deposited with insurance carriers, which is included in other long term assets in the condensed unaudited consolidated balance sheets, amounted to $1.4 million as of June 30, 2013. Outstanding surety bonds related to workers' compensation self-insurance programs amounted to $10.9 million as of June 30, 2013.
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
Based upon the information available to us from plan administrators as of June 30, 2013, several of the multi-employer pension plans in which our subsidiaries participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose on the employers contributing to such plan a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of union employees covered by these plans.
On November 15, 2011, we, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan that is in critical status. In connection with this withdrawal, a $6.4 million withdrawal liability was established based on an estimate provided by the Central States administrator of such liability as of the date of withdrawal. We began paying installments towards this withdrawal liability in 2013, of which $6.0 million was outstanding as of June 30, 2013. We withdrew from Central States in order to mitigate our liability in connection with the plan; however, Central States has asserted that the PLCA members did not effectively withdraw in 2011 and are, therefore, responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States made a demand on us for the sum of $10.8 million in withdrawal liability, which sum included 2011 contribution amounts. We are vigorously opposing this demand because we believe that we legally and effectively withdrew from Central States on November 15, 2011. If Central States were to prevail in its assertion that we, in fact, withdrew after that date, then the amount of our withdrawal liability would increase to approximately $10.8 million. In addition, if Central States were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three year period commencing with the beginning of the calendar year during which we withdrew from the plan, there could be additional liability. We currently do not have plans to withdraw from any other multi-employer pension plan.
Withdrawal liabilities, requirements to pay increased contributions and/or excise taxes in connection with any of the multi-employer pension plans in which our subsidiaries participate could negatively impact our liquidity and results of operations.
Indemnities. We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of June 30, 2013, we were not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Interest Rate Risk
Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the Credit Facility, plus a margin of 2.25%, or a base rate, as defined in the Credit Facility, plus a margin of 1.25%. As of June 30, 2013, we had $70.6 million outstanding revolving loans under our Credit Facility. Interest on letters of credit issued under our Credit Facility currently accrues at either 1.125% or 2.25% per annum, based on the type of letter of credit issued. A 100 basis point increase in the interest rate applicable to revolving loans under our Credit Facility would not have had a material impact on our results of operations for the three or six month periods ended June 30, 2013.
As of June 30, 2013, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% senior notes, $115 million aggregate principal amount of 4.0% senior convertible notes, $100 million aggregate principal amount of 4.25% senior convertible notes and $59.2 million of notes payable for equipment, which had a weighted average interest rate of approximately 3.1%. None of this debt subjects us to interest rate risk.
Foreign Currency Risk
We have foreign operations in Canada, as well as in parts of Latin America and the Caribbean. For the three and six month periods ended June 30, 2013, we had foreign currency translation losses of $6.0 million and $6.8 million, respectively, relating primarily to our Canadian operations, which were recorded as a component of other comprehensive income. If we continue to expand our operations outside of the United States, our exposure to fluctuations in foreign currency exchange rates could increase in the future.
Auction Rate Securities
Our securities available for sale consist of auction rate securities. Our auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the second quarter of 2013, the issuer of one of the Company's student loan auction rate securities redeemed its security at the security's par value. Additionally, during the quarter ended June 30, 2013, the Company sold its remaining structured finance security. As of June 30, 2013, we held $10.3 million in par value of auction rate securities, which had an estimated fair value and carrying value of $9.3 million.
See Note 7 - Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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
Except as set forth below, there have been no material changes to any of the risk factors disclosed in our recently filed Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q for the three months ended March 31, 2013.
Risks Related to Our Business
We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.

For the six month period ended June 30, 2013, we derived approximately 20%, 15% and 10% of our revenue from continuing operations from AT&T, DIRECTV® and Enbridge, Inc., respectively. For the six month period ended June 30, 2012, we derived approximately 18% and 17% of our revenue from continuing operations from AT&T and DIRECTV®, respectively. In addition, our ten largest customers accounted for approximately 68% of our revenue from continuing operations for both of the six month periods ended June 30, 2013 and 2012. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, our results of operations, cash flows and liquidity could be negatively affected if these customers reduce the amount of business they provide to us, or if we complete the required work on our projects for these customers and cannot replace them with similar projects. A 40% of our revenue from continuing operations was derived from non-recurring project specific work for the six months ended June 30, 2013, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the three month period ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1 through April 30	—	$—	—	$—
May 1 through May 31	493	$32.48	—	$—
June 1 through June 30	—	$—	—	$—
Total	493		—

(1)	Reflects shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1	MasTec, Inc. Bargaining Units ESPP, incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 10, 2013.
10.2	MasTec, Inc. 2013 Incentive Compensation Plan, incorporated by reference to Annex B to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 10, 2013.
12.1*	Computation of Ratio of Earnings to Fixed Charges
23.2*	Consent of Independent Valuation Firm
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: August 1, 2013
/s/ JOSE R. MAS
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. ROBERT CAMPBELL
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)