Form 10-Q
period 2013-09-30
MASTEC INC
filed 2013-10-31
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Commission File Number 001-08106
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes þ     No ¨
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes þ     No ¨
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		Non-accelerated filer	☐

Accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
    Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of October 28, 2013, MasTec, Inc. had 77,242,037 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2013

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$1,269,385	$1,067,300	$3,165,657	$2,794,431
Costs of revenue, excluding depreciation and amortization	1,081,132	924,304	2,695,287	2,445,056
Depreciation and amortization	37,756	22,645	103,111	65,125
General and administrative expenses	58,976	42,514	159,761	118,192
Interest expense, net	12,666	9,446	34,549	27,883
Loss on extinguishment of debt	—	—	5,624	—
Other (income) expense, net	(2,778)	8,815	(3,283)	7,989
Income from continuing operations before provision for income taxes	$81,633	$59,576	$170,608	$130,186
Provision for income taxes	(31,698)	(23,478)	(65,822)	(51,229)
Net income from continuing operations before non-controlling interests	$49,935	$36,098	$104,786	$78,957
Discontinued operations:
Net loss from discontinued operations, including loss on disposal and impairment charges (See Note 4)	$(3,735)	$(9,281)	$(5,165)	$(7,881)
Net income	$46,200	$26,817	$99,621	$71,076
Net income (loss) attributable to non-controlling interests	62	(4)	172	(9)
Net income attributable to MasTec, Inc.	$46,138	$26,821	$99,449	$71,085
Earnings per share: (1) (See Note 2)
Basic earnings (loss) per share:
Continuing operations	$0.65	$0.47	$1.36	$1.00
Discontinued operations	(0.05)	(0.12)	(0.07)	(0.10)
Total basic earnings per share	$0.60	$0.35	1.29	0.90
Basic weighted average common shares outstanding	77,093	76,194	76,816	79,009
Diluted earnings (loss) per share:
Continuing operations	$0.59	$0.45	$1.24	$0.97
Discontinued operations	(0.04)	(0.12)	(0.06)	(0.10)
Total diluted earnings per share	$0.54	$0.34	$1.18	$0.87
Diluted weighted average common shares outstanding	85,464	79,526	84,733	81,982

(1)	Earnings per share tables may contain slight summation differences due to rounding.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$46,200	$26,817	$99,621	$71,076
Changes in foreign currency items (See Note 14)	2,936	2,176	(3,839)	2,304
Changes in value of available for sale securities, net of tax (See Note 14)	$(92)	$388	$(558)	$339
Comprehensive income	$49,044	$29,381	$95,224	$73,719
Comprehensive income (loss) attributable to non-controlling interests	$62	$(4)	$172	$(9)
Comprehensive income attributable to MasTec, Inc.	$48,982	$29,385	$95,052	$73,728

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,848	$26,382
Accounts receivable, net of allowance	1,225,122	877,214
Inventories	63,255	83,939
Prepaid expenses and other current assets, including discontinued operations (See Note 4)	41,091	62,106
Total current assets	$1,332,316	$1,049,641
Property and equipment, net	504,313	350,192
Goodwill	891,266	824,953
Other intangible assets, net	172,833	137,020
Other long-term assets, including discontinued operations (See Note 4)	53,610	54,160
Total assets	$2,954,338	$2,415,966
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$53,343	$52,596
Accounts payable	475,742	400,833
Accrued salaries and wages	81,587	31,522
Other accrued expenses	64,645	45,814
Acquisition-related contingent consideration, current	57,821	19,216
Billings in excess of costs and earnings	109,655	123,435
Other current liabilities, including discontinued operations (See Note 4)	39,436	40,377
Total current liabilities	$882,229	$713,793
Acquisition-related contingent consideration, net of current portion	119,502	135,712
Long-term debt	779,920	546,323
Long-term deferred tax liabilities, net	151,044	119,388
Other liabilities	42,556	38,875
Total liabilities	$1,975,251	$1,554,091
Commitments and Contingencies (See Note 17)
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued shares - 86,686,385 and 85,915,552 as of September 30, 2013 and December 31, 2012, respectively	8,669	8,592
Capital surplus	819,073	803,166
Contributed shares (See Note 12)	6,002	—
Retained earnings	300,366	200,915
Accumulated other comprehensive loss	(9,898)	(5,501)
Treasury stock, at cost; 9,467,286 shares as of both September 30, 2013 and December 31, 2012	(150,000)	(150,000)
Total MasTec, Inc. shareholders’ equity	$974,212	$857,172
Non-controlling interests	$4,875	$4,703
Total shareholders’ equity	$979,087	$861,875
Total liabilities and shareholders’ equity	$2,954,338	$2,415,966

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$99,621	$71,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,111	65,767
Non-cash stock-based compensation expense	9,647	3,351
Non-cash interest expense	6,890	6,424
Write-off of unamortized financing costs on redeemed debt	1,508	—
Provision for losses on construction projects, net	2,125	(10,331)
Provisions for losses on assets	6,300	4,226
Gains on sales of assets	(4,884)	(1,569)
Excess tax benefit from non-cash stock-based compensation	(4,446)	(302)
Loss on disposal and impairment charges, discontinued operations	6,036	12,922
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(271,010)	(233,220)
Inventories	20,484	8,243
Deferred tax assets and liabilities, net	9,783	(3,555)
Other assets, current and non-current portion	19,117	(6,383)
Accounts payable and accrued expenses	126,784	176,289
Billings in excess of costs and earnings	(19,776)	(3,367)
Other liabilities, current and non-current portion	13,701	25,099
Net cash provided by operating activities	$124,991	$114,670
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net, including contingent consideration	(159,446)	(17,496)
Capital expenditures	(101,411)	(50,331)
Proceeds from sale of property and equipment	8,288	5,808
Proceeds from sale or redemption of investments	5,025	—
Proceeds from disposal of business, net of cash divested	(4,332)	97,728
Payments for other investments, net	(1,174)	(284)
Net cash (used in) provided by investing activities	$(253,050)	$35,425
Cash flows provided by (used in) financing activities:
Proceeds from issuance of 4.875% senior notes	400,000	—
Repayment of 7.625% senior notes	(150,000)	—
Proceeds from credit facility	766,154	631,815
Repayments of credit facility	(860,070)	(681,815)
Repayments of other borrowings	(24,246)	(15,510)
Proceeds from (repayments of) book overdrafts	2,791	(5,645)
Payments of capital lease obligations	(32,214)	(14,806)
Proceeds from stock option exercises and other share-based awards	9,231	1,445
Excess tax benefit from non-cash stock-based compensation	4,446	302
Purchases of treasury stock	—	(75,000)
Payments for debt extinguishment, call premiums	(4,116)	—
Payments of financing costs	(7,718)	(113)
Net cash provided by (used in) financing activities	$104,258	$(159,327)
Net decrease in cash and cash equivalents	(23,801)	(9,232)
Net effect of currency translation on cash	(118)	135
Cash and cash equivalents - beginning of period	26,767	20,279
Cash and cash equivalents - end of period	$2,848	$11,182
Cash and cash equivalents of discontinued operations	$—	$710
Cash and cash equivalents of continuing operations	$2,848	$10,472

Supplemental cash flow information:
Interest paid	$30,851	$20,879
Income taxes paid, net of refunds	$49,722	$37,219
Receipt of inventory prepaid in prior year	$—	$12,005
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease	$82,737	$29,917
Equipment acquired under financing arrangements	$24,100	$4,887
Equipment sold for receivable	$9,683	$—
Value of shares contributed by shareholder, former owner of acquired business	$6,002	$—
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
New accounting pronouncements
Recently Issued Accounting Standards, Not Adopted as of September 30, 2013
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”).  The objective of ASU 2013-05 is to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company is currently evaluating the potential impact of this ASU on its condensed unaudited consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”).  ASU 2013-11 provides guidance on the presentation in the financial statements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, and explains that unrecognized tax benefits should be presented as a reduction to deferred tax assets for net operating loss carryforwards, similar tax losses or tax credit carryforwards. To the extent a net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating the potential impact of this ASU on its condensed unaudited consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The amendment requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, disclosure is required, either on the face of the statement where net income is presented, or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new requirements are effective for public companies in interim and annual reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 as of January 1, 2013. See Note 14 - Shareholders' Equity for related disclosures.

Note 2 – Earnings Per Share
Basic earnings per share is computed by dividing earnings available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using earnings from continuing operations. The potential issuance of common shares upon the exercise, conversion or vesting of outstanding stock options and unvested restricted share awards, as calculated under the treasury stock method, as well as shares associated with the Company’s outstanding convertible debt securities, may be dilutive.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to MasTec:
Basic net income from continuing operations (1)	$49,960	$36,098	$104,702	$78,957
Interest expense, net of tax, 2009 Convertible Notes	79	78	235	234
Diluted net income from continuing operations	$50,039	$36,176	$104,937	$79,191
Net loss from discontinued operations (1)	(3,822)	(9,277)	(5,252)	(7,872)
Diluted net income attributable to MasTec	$46,217	$26,899	$99,685	$71,319
Weighted average shares outstanding:
Basic weighted average shares outstanding	77,093	76,194	76,816	79,009
Dilutive common stock equivalents	775	887	774	842
Dilutive premium shares, 2011 Convertible Notes	6,790	1,639	6,337	1,325
Dilutive shares, 2009 Convertible Notes	806	806	806	806
Diluted weighted average shares outstanding	85,464	79,526	84,733	81,982

(1) Calculated as total net income less amounts attributable to non-controlling interests.

During the nine month period ended September 30, 2012, the Company repurchased 4.9 million shares of its common stock for an aggregate purchase price of $75.0 million. Repurchased shares are held in the Company's treasury.
Outstanding Convertibles Notes - Diluted Share Impact
The Company has $215 million principal amount of senior convertible notes outstanding, composed of $202.3 million of senior convertible notes issued in 2011 (the "2011 Convertible Notes") and approximately $12.6 million of senior convertible notes issued in 2009 (the "2009 Convertible Notes"). Dilutive shares associated with the 2009 Convertible Notes are attributable to the underlying principal amounts. As the Company’s weighted average stock price for the three and nine month periods ended September 30, 2013 and 2012 exceeded the conversion prices of the 2011 Convertible Notes, dilutive shares associated with the 2011 Convertible Notes, which are attributable to the weighted average premium value, in shares, of the conversion shares underlying the 2011 Convertible Notes in excess of the respective principal amounts thereof, have been included in the Company's share count for the corresponding periods.

The 2011 Convertible Notes consist of $105.3 million principal amount of 4.0% senior convertible notes, convertible at $15.76 per share (the "2011 4.0% Notes") and $97.0 million principal amount of 4.25% senior convertible notes, convertible at $15.48 per share (the "2011 4.25% Notes"). The calculations underlying the number of premium shares included in the Company’s diluted share count for the periods indicated are as follows (in thousands, except per share amounts):

	As of and for the Three Months Ended September 30,				As of and for the Nine Months Ended September 30,
	2013		2012		2013		2012
	2011 4.0% Notes	2011 4.25% Notes	2011 4.0% Notes	2011 4.25% Notes	2011 4.0% Notes	2011 4.25% Notes	2011 4.0% Notes	2011 4.25% Notes
Number of conversion shares, principal amount	6,683	6,268	6,683	6,268	6,683	6,268	6,683	6,268
Weighted average actual per share price	$32.84	$32.84	$17.89	$17.89	$30.59	$30.59	$17.40	$17.40
Weighted average premium value	$114,176	$108,864	$14,208	$15,106	$99,104	$94,728	$10,975	$12,073
Weighted average equivalent premium shares	3,476	3,314	794	845	3,240	3,097	631	694
See Note 10 - Debt for additional information.
Note 3 – Acquisitions
Allocations of purchase prices for acquisitions are based on estimates of the fair value of consideration paid and of the net assets acquired and are subject to adjustment upon finalization of these fair value estimates. In the second and third quarters of 2013 and in December 2012, the Company acquired certain businesses, as discussed below and in Note 3 - Acquisitions and Other Investments of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. As of September 30, 2013, the allocations of purchase prices to the fair values of tangible and intangible assets and liabilities, including the estimated values of contingent earn-out obligations and the estimated useful lives of acquired assets for these acquisitions, are provisional and remain preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments that may result based on the final net assets and net working capital of the acquired businesses, as prescribed in the corresponding purchase agreements.

During the three and nine month periods ended September 30, 2013, the Company revised its preliminary allocations for certain of the 2013 and 2012 acquisitions based on new information about the facts and circumstances existing as of the respective dates of such acquisitions, or, for purchase price adjustments, based on the final net assets and net working capital of the businesses acquired, as prescribed in the relevant purchase agreements. These adjustments resulted in the recognition of, or adjusted the fair values of, certain acquired assets and assumed liabilities, which, for the 2012 acquisitions, resulted in the revision of comparative prior period financial information. Such measurement period adjustments are presented as if the adjustments had been taken into account as of the dates of the respective acquisitions. All changes that do not qualify as measurement period adjustments are included in current period earnings.
2013 Acquisitions
Big Country
Effective May 1, 2013, MasTec acquired all of the issued and outstanding interests of Big Country Energy Services, Inc. and its affiliated operating companies (collectively, "Big Country"). Big Country is a North American oil and gas pipeline and facility construction services company, headquartered in Calgary, Alberta, Canada.  Big Country also has construction offices in Alberta, British Columbia and Saskatchewan, as well as in Wyoming and North Dakota. Big Country's services include oil, natural gas and natural gas liquids gathering systems and pipeline construction; pipeline modification and replacement services; compressor and pumping station construction; and other related services supporting the oil and gas production, processing and transportation industries. Big Country is expected to significantly expand MasTec's ability to take advantage of the rapidly expanding opportunities anticipated for energy infrastructure work in North America in the coming years. Big Country is reported within the Company's oil and gas segment.
The following table summarizes the preliminary estimated fair value of consideration paid and the identifiable assets acquired and liabilities assumed, as adjusted, as of the date of acquisition (in millions):

Purchase price consideration:	May 1, 2013
Cash	$103.5
Fair value of contingent consideration (earn-out liability)	22.8
Total consideration transferred	$126.3
Identifiable assets acquired and liabilities assumed:
Current assets	$69.0
Property and equipment	44.0
Pre-qualifications	29.6
Finite-lived intangible assets	10.7
Current liabilities	(21.7)
Long-term debt	(24.4)
Deferred income taxes	(13.1)
Total identifiable net assets	$94.1
Goodwill	$32.2
Total net assets acquired, including goodwill	$126.3

The fair values and weighted average useful lives of Big Country's acquired finite-lived intangible assets, as adjusted, as of the date of acquisition were assigned as follows:

	Fair Value	Weighted Average Useful Life
	(in millions)	(in years)
Backlog	$1.9	1
Non-compete agreements	1.8	8
Customer relationships	7.0	6
Total acquired amortizing intangibles	$10.7	5

Finite-lived intangible assets will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to Big Country's pre-qualifications with companies in the oil and gas industry has been assigned an indefinite life as the pre-qualifications do not expire or diminish in value, and the companies to which they relate have extremely long operating histories. Goodwill arising from the acquisition represents the estimated value of Big Country's geographic presence in key high growth Canadian markets, its assembled workforce, its management team's industry-specific project management expertise and synergies expected to be achieved from the combined operations of Big Country and MasTec. As of the date of acquisition, the total amount of goodwill expected to be deductible for tax purposes was $4.0 million.

The contingent earn-out obligation is equal to 25% of the excess, if any, of Big Country’s annual earnings before interest, taxes, depreciation and amortization ("EBITDA") above certain thresholds for a five-year period, as set forth in the purchase agreement, and is payable annually in cash. The fair value of the earn-out liability was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-weighted EBITDA projections. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement is estimated to be between $1 million and $110 million; however, there is no maximum earn-out payment amount.
Other 2013 Acquisitions

Effective April 1, 2013, MasTec acquired a former subcontractor to its wireless business, which will provide self-perform communications tower construction, installation, maintenance and other services in support of telecommunications infrastructure construction in the Company's communications segment. In addition, effective August 1, 2013, MasTec acquired an electrical transmission services company, which focuses primarily on substation construction activities within the Company's electrical transmission segment.

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
The unaudited pro forma combined results of operations presented below for three and nine month periods ended September 30, 2013 and 2012, respectively, have been prepared by adjusting the historical results of MasTec to include the historical results of the acquisitions described above as if they occurred on January 1, 2012. The unaudited pro forma combined historical results were then adjusted (i) to remove one-time acquisition costs; (ii) to increase amortization expense resulting from incremental intangible assets acquired in such acquisitions; (iii) to increase interest expense as a result of the cash consideration paid; and (iv) to reduce interest expense from the repayment of acquired debt. The unaudited pro forma results of operations do not include any adjustments to reflect the impact of cost savings or other synergies that may result from these acquisitions. As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined company in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited, in millions)		(unaudited, in millions)
Revenue	$1,273.6	$1,158.7	$3,284.9	$3,026.2
Net income from continuing operations	$50.0	$42.7	$113.4	$88.9

Results of Businesses Acquired in 2013

Revenues and net income from the Company's 2013 acquisitions for the periods indicated are as follows (in millions):

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Revenue	$101.8	$141.4
Net income	$6.2	$7.7

The above results do not include acquisition costs of $0.3 million and $1.5 million for the three and nine month periods ended September 30, 2013, respectively, and also do not include interest expense associated with consideration paid for these acquisitions.
2012 Acquisitions
Effective December 1, 2012, MasTec acquired all of the issued and outstanding interests of Bottom Line Services, LLC ("BLS"), a natural gas and petroleum pipeline infrastructure services company for an aggregate purchase price composed of approximately $67.6 million in cash and a five year earn-out, valued at $11.1 million as of the date of acquisition. BLS's services include pipeline and facilities construction, painting and maintenance services, primarily in eastern Texas.  Additionally, effective December 1, 2012, MasTec acquired a former subcontractor to MasTec's oil and gas business, which provides self-perform clearing and trenching services for natural gas and petroleum pipeline infrastructure construction, and also acquired a former subcontractor to MasTec's wireless business, which provides self-perform communications tower construction, installation, maintenance and other services in support of telecommunications infrastructure construction.

Results of Businesses Acquired in 2012

Revenues and net income from the Company's 2012 acquisitions for the periods indicated are as follows (in millions):

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Revenue	$39.9	$129.0
Net income	$1.4	$5.2

The above results do not include interest expense associated with consideration paid for these acquisitions.

Measurement Period Adjustments
Measurement period adjustments associated with the Company's 2012 acquisitions have been reflected in the Company's December 31, 2012 consolidated balance sheet as follows (in millions):

As of December 31, 2012	As Previously Reported	Measurement Period Adjustments/Reclassifications	As Revised
Current assets	$1,047.1	$2.5	$1,049.6
Property and equipment, net	$350.4	$(0.2)	$350.2
Goodwill	$820.3	$4.7	$825.0
Other long-term assets, including discontinued operations	$53.1	$1.1	$54.2
Current liabilities	$705.7	$8.1	$713.8
Note 4 – Discontinued Operations
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
Effective August 31, 2013, the Company sold all of its membership interests in Globetec Construction, LLC ("Globetec") for nominal consideration and retained certain assets, including two pre-closing, intercompany loans of $2.0 million and $5.6 million. The loans bear interest at 0.25% and 5% per annum, respectively, and mature on October 3, 2014, or earlier if Globetec collects certain amounts from its customers. The $5.6 million note has an option to extend the maturity by an additional year at an increased interest rate of 10% per annum. The $2.0 million and $5.6 million notes are classified as current assets and long-term assets, respectively. The sale agreement provides that the Company would retain certain contingent assets and liabilities of the Globetec business, which are reported in discontinued operations as set forth below.
The Company believes the notes receivable represent a variable interest in Globetec. The Company holds no power to control the primary activities of Globetec, owns no equity interests in Globetec and is not the primary beneficiary of the Globetec business. In addition to the loans described above, the Company has issued surety bonds totaling $41.8 million that remain outstanding as of September 30, 2013 for projects that Globetec has completed as of September 30, 2013 or expects to complete before May 2014. The Company believes an immaterial amount is at risk under these surety bonds as of September 30, 2013. The Company is not obligated and does not intend to support Globetec in the future.
The following table contains a summary of assets and liabilities associated with Globetec as of December 31, 2012, and, as of September 30, 2013, a summary of the contingent assets and liabilities, as described above, that were retained by the Company (in millions):

	September 30, 2013	December 31, 2012
Assets:
Current assets	$3.1	$18.6
Long-term assets	11.3	7.7
Assets of discontinued operations	$14.4	$26.3
Liabilities:
Current liabilities of discontinued operations	$1.3	$10.7

The following table presents results from discontinued operations associated with the Globetec operation for the periods indicated (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$4.8	$4.8	$18.0	$13.5
Loss from operations, before tax	(0.5)	(2.6)	(2.7)	(5.8)
Loss on disposal and impairment charges, before tax	(5.7)	(12.7)	(6.0)	(12.7)
Benefit from income taxes	2.5	6.0	3.5	6.9
Net loss from discontinued operations	$(3.7)	$(9.3)	$(5.2)	$(11.6)
DirectStar
In May 2012, Red Ventures exercised its option to acquire from the Company the equity interests in DirectStar, which provides marketing and sales services on behalf of DIRECTV®. The Company consummated the sale of DirectStar to Red Ventures in June 2012 for a net sale price of $98.9 million in cash. DirectStar is presented as a discontinued operation in the Company’s condensed unaudited consolidated financial statements for all periods presented. Net income from discontinued operations for DirectStar was $3.7 million for the nine month period ended September 30, 2012. There was no activity for the three month period ended September 30, 2012.
Note 5 - Goodwill and Other Intangible Assets
The following table provides a reconciliation of changes in goodwill by reportable segment (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Balance as of December 31, 2012	$305.8	$272.1	$129.5	$117.6	$825.0
Additions from new business combinations	10.0	32.3	19.2	—	61.5
Accruals of acquisition-related contingent consideration (1)	6.5	—	—	—	6.5
Currency translation adjustments	—	(1.7)	—	—	(1.7)
Balance as of September 30, 2013	$322.3	$302.7	$148.7	$117.6	$891.3
(1) Represents contingent consideration for acquisitions prior to January 1, 2009, which is only accrued as earned, in accordance with U.S. GAAP.
The following table provides a reconciliation of changes in other intangible assets, net (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (1)	Total
Other intangible assets, gross carrying amount as of December 31, 2012	$34.8	$31.3	$109.6	$19.8	$195.5
Accumulated amortization			$(48.2)	$(10.3)	$(58.5)
Other intangible assets, net, as of December 31, 2012	$34.8	$31.3	$61.4	$9.5	$137.0
Additions from new business combinations	—	29.6	19.9	2.5	52.0
Amortization expense			(14.4)	(0.8)	(15.2)
Currency translation adjustments	—	(0.7)	(0.3)	—	(1.0)
Other intangible assets, net, as of September 30, 2013	$34.8	$60.2	$66.6	$11.2	$172.8
(1) Consists principally of trade names and non-compete agreements.

Amortization expense associated with amortizing intangible assets for the three month periods ended September 30, 2013 and 2012 was $5.8 million and $2.8 million, respectively. Amortization expense associated with amortizing intangible assets for the nine month periods ended September 30, 2013 and 2012 was $15.2 million and $8.5 million, respectively.

Note 6 – Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, auction rate securities, cost and equity method investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration and debt obligations.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2013, the Company held certain assets and liabilities required to be measured at fair value on a recurring basis. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of the dates indicated (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of September 30, 2013	Level 1	Level 2	Level 3
Assets
Life insurance surrender values	$5.0	$5.0
Auction rate securities (See Note 7)	$9.2			$9.2

Liabilities
Acquisition-related contingent consideration (1)	$169.8			$169.8

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Assets
Life insurance surrender values	$11.9	$11.9
Auction rate securities (See Note 7)	$14.4			$14.4

Liabilities
Acquisition-related contingent consideration (1)	$143.6			$143.6
(1) For acquisitions that closed after January 1, 2009.
Changes in Acquisition-Related Contingent Consideration Measured at Fair Value on a Recurring Basis
For the nine month period ended September 30, 2013, the Company made $2.7 million of payments for acquisition-related contingent consideration obligations. Foreign currency translation gains included in other comprehensive income totaled $1.1 million for the nine month period ended September 30, 2013. Additions from the Company's 2013 acquisitions totaled $30.0 million for the nine month period ended September 30, 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis, which are initially measured at fair value, and are subsequently remeasured in the event of an impairment or other measurement event, include items such as cost and equity method investments, goodwill and other intangible assets, long-lived assets and debt instruments.

Carrying amounts and estimated fair values of selected financial instruments measured on a non-recurring basis as of the dates indicated were as follows (in millions):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% senior notes	$400.0	$378.0	$—	$—
7.625% senior notes	$—	$—	$150.0	$154.9
2009 Convertible Notes	$12.6	$24.7	$12.7	$21.0
2011 Convertible Notes	$197.0	$397.8	$193.0	$338.3
The estimated fair values of the Company’s 4.875% senior notes, 7.625% senior notes, 2009 Convertible Notes and 2011 Convertible Notes are based on quoted market prices, a Level 1 input. During the first quarter of 2013, the Company repurchased and redeemed its 7.625% senior notes. A debt extinguishment loss of $5.6 million was recorded in connection with the transaction. See Note 10 - Debt for additional information.
Note 7 - Auction Rate Securities
The Company has available-for-sale auction rate securities, which, as of September 30, 2013, represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. In May 2013, the issuer of one of the Company's student loan auction rate securities redeemed its security at the security's par value of $2.6 million. Additionally, the Company sold its structured finance security for $2.4 million in May 2013, which had a par value of $5.0 million and a cost basis of $1.7 million. A gain of $0.7 million, which is included in other income, was realized in connection with the sale.
As of September 30, 2013, estimated fair value and unrealized losses associated with the Company’s auction rate securities, which are classified as other long-term assets in the condensed unaudited consolidated financial statements, totaled $9.2 million and $1.1 million, respectively. As of December 31, 2012, estimated fair value and unrealized losses, net of unrealized gains, associated with the Company’s auction rate securities totaled $14.4 million and $0.2 million, respectively
Fair values of the Company's auction rate securities are estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. The valuation of these securities is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.
As of September 30, 2013, contractual maturities of the Company’s auction rate securities ranged from 14.5 to 34.1 years.
Note 8 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, for our continuing operations as of the dates indicated (in millions):

	September 30, 2013	December 31, 2012
Contract billings	$711.4	$522.0
Retainage	134.7	113.5
Costs and earnings in excess of billings	393.9	253.0
Accounts receivable, gross	$1,240.0	$888.5
Less allowance for doubtful accounts	(14.9)	(11.3)
Accounts receivable, net	$1,225.1	$877.2

Provisions for doubtful accounts were $1.9 million and $1.2 million, respectively for the three month periods ended September 30, 2013 and September 30, 2012, respectively, and $4.4 million and $2.5 million for the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

Note 9 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases, for our continuing operations as of the dates indicated (in millions):

	September 30, 2013	December 31, 2012
Land	$4.8	$4.8
Buildings and leasehold improvements	18.1	15.4
Machinery and equipment	728.7	521.5
Office furniture and equipment	105.4	89.4
Total property and equipment	$857.0	$631.1
Less accumulated depreciation and amortization	(352.7)	(280.9)
Property and equipment, net	$504.3	$350.2

Depreciation and amortization expense associated with property and equipment of the Company's continuing operations for the three month periods ended September 30, 2013 and 2012 was $32.0 million and $19.8 million, respectively. Depreciation and amortization expense associated with property and equipment of the Company's continuing operations for the nine month periods ended September 30, 2013 and 2012 was $87.9 million and $56.6 million, respectively.

Note 10 - Debt
The following table provides details of the carrying value of debt as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2013	December 31, 2012
Credit facility	August 22, 2016	$36.4	$134.0
4.875% senior notes	March 15, 2023	400.0	—
7.625% senior notes	February 1, 2017	—	150.0
2011 4.0% senior convertible notes	June 15, 2014	103.1	100.9
2011 4.25% senior convertible notes	December 15, 2014	93.9	92.1
2009 4.0% senior convertible notes	June 15, 2014	9.6	9.7
2009 4.25% senior convertible notes	December 15, 2014	3.0	3.0
Capital lease obligations, weighted average interest rate of 2.8%	In installments through March 2020	133.3	79.0
Notes payable for equipment and other debt, weighted average interest rate of 3.5%	In installments through May 2018	53.9	30.2
Total debt		$833.2	$598.9
Less current maturities		(53.3)	(52.6)
Long-term debt		$779.9	$546.3
Issuance of 4.875% Senior Notes and Repurchase and Redemption of 7.625% Senior Notes
On March 18, 2013, the Company issued $400 million of 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”) in a registered public offering. The 4.875% Senior Notes bear interest at a rate of 4.875% per annum, payable on March 15 and September 15 of each year. Interest payments commenced on September 15, 2013. The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt.  The 4.875% Senior Notes, as well as the Company's 2011 Convertible Notes and 2009 Convertibles Notes are effectively junior to MasTec's secured debt, including the Company's credit facility, to the extent of the value of the assets securing that debt.  The 4.875% Senior Notes are guaranteed on an unsecured unsubordinated basis by MasTec's direct and indirect 100%-owned domestic subsidiaries that guarantee the Company's credit facility.
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
Approximately $7.7 million in financing costs were incurred in connection with the issuance of the 4.875% Senior Notes. These deferred financing costs are included in other long-term assets in the condensed unaudited consolidated financial statements and will be amortized over the term of the 4.875% Senior Notes using the effective interest method. The Company used a portion of the proceeds from the 4.875% Senior Notes offering to fund the repurchase and redemption of the Company's $150 million principal amount of 7.625% senior notes due 2017 (the “7.625% Senior Notes”), discussed below, and to repay the outstanding balance of the Company's credit facility. The remaining net proceeds were used for working capital and other general corporate purposes.
In connection with the issuance of the 4.875% Senior Notes, the Company repurchased approximately $121.1 million of its 7.625% Senior Notes on March 18, 2013 in a tender offer at a price of 102.792% of the principal amount, which included an early tender payment of $30.00 per $1,000 principal amount of notes tendered. The holders of the tendered 7.625% Senior Notes also received accrued interest from the most recent interest payment date to, but not including, the date of repurchase. In addition, on March 29, 2013, the Company redeemed the remaining outstanding $28.9 million aggregate principal amount of the 7.625% Senior Notes in accordance with their terms at a price of 102.542% of the principal amount plus accrued interest from the most recent interest payment date to, but not including, the date of redemption.

A pre-tax debt extinguishment loss of $5.6 million was recognized during the first quarter of 2013 in connection with the repurchase and redemption of the 7.625% Senior Notes, including $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs. This loss is separately disclosed within the condensed unaudited consolidated statements of operations.

Credit Facility
As of September 30, 2013, the Company had outstanding revolving loans under its senior secured revolving credit facility (the "Credit Facility") of $36.4 million, which accrued interest at a weighted average rate of approximately 3.93% per annum. As of December 31, 2012, the Company had outstanding revolving loans under its Credit Facility of $134.0 million, which accrued interest at a weighted average rate of approximately 3.95% per annum. Letters of credit of approximately $138.5 million and $120.8 million were outstanding under the Credit Facility as of September 30, 2013 and December 31, 2012, respectively. The remaining borrowing capacity under the Credit Facility of $425.2 million and $345.2 million as of September 30, 2013 and December 31, 2012, respectively, was available for revolving loans or up to $211.5 million and $229.2 million, respectively, of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2013, interest on outstanding letters of credit accrued at either 1.125% or 2.25% per annum, based on the type of letter of credit issued. As of December 31, 2012, interest on outstanding letters of credit accrued at either 1% or 2% per annum. The unused facility fee was 0.40% and 0.35% as of September 30, 2013 and December 31, 2012, respectively. See Note 21 - Subsequent Events regarding the October 2013 amendment of the Company's Credit Facility.
2011 Convertible Notes
Unamortized debt discount and financing costs associated with the 2011 Convertible Notes totaled $5.3 million and $9.3 million as of September 30, 2013 and December 31, 2012, respectively. The 2011 4.0% Notes mature in June 2014. The Company expects to refinance the $105.3 million principal amount of the 2011 4.0% Notes on a long-term basis either through its Credit Facility or through other sources of funding available to the Company, and therefore, has included the carrying amount of the 2011 4.0% Notes within long-term debt in the condensed unaudited consolidated balance sheet as of September 30, 2013.
For additional information regarding the accounting treatment of the 2011 Convertible Notes, see Note 10 - Debt in the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.
Debt Guarantees and Covenants
The Company’s 2011 Convertible Notes and 2009 Convertible Notes are, and, through March 29, 2013, the Company's 7.625% Senior Notes were, fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the Company's Credit Facility or other outstanding indebtedness. The Company's 4.875% Senior Notes are guaranteed on an unsecured, unsubordinated, joint and several basis by the Company's 100%-owned domestic subsidiaries that guarantee the Credit Facility. See Note 20 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information.
MasTec was in compliance with all provisions and covenants pertaining to its outstanding debt instruments as of September 30, 2013 and December 31, 2012.

Interest Expense, Net
The following table provides details of interest expense, net, classified within continuing operations for the periods indicated (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense:
Contractual and other interest expense	$10.4	$7.4	$27.9	$21.8
Accretion of senior convertible note discount	1.3	1.2	3.9	3.7
Amortization of deferred financing costs	1.0	0.9	3.0	2.7
Total interest expense	$12.7	$9.5	$34.8	$28.2
Interest income	—	(0.1)	(0.3)	(0.3)
Interest expense, net	$12.7	$9.4	$34.5	$27.9

Note 11 - Lease Obligations
Capital Leases
MasTec enters into agreements that expire on various dates, which provide financing for certain machinery and equipment. Assets held under capital leases, net of accumulated depreciation, totaled $142.2 million and $102.2 million as of September 30, 2013 and December 31, 2012, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. Rent expense relating to operating leases, including short term rentals, reflected within continuing operations, was approximately $75.6 million and $69.4 million for the three month periods ended September 30, 2013 and 2012, respectively, and $176.0 million and $168.2 million for the nine month periods ended September 30, 2013 and 2012, respectively.
Note 12 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has certain stock-based compensation plans, under which stock options and restricted share awards are available for issuance or outstanding, including the MasTec, Inc. 2013 Incentive Plan (the "2013 Incentive Plan"), which became effective in May 2013. As of September 30, 2013, the 2013 Incentive Plan had 4,926,681 shares available for issuance. In addition, the Company has certain employee stock purchase plans under which shares of the Company's common stock are available for purchase by eligible employees. In March 2013, the Company authorized the issuance of up to 1,000,000 new shares of MasTec, Inc. common stock to eligible employees under the MasTec, Inc. Bargaining Units Employee Stock Purchase Plan (the "2013 Bargaining Units ESPP"). The 2013 Bargaining Units ESPP became effective on July 1, 2013. The MasTec, Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP" and, together with the 2013 Bargaining Units ESPP, the "ESPPs") also provides for the issuance of up to 1,000,000 shares of MasTec, Inc. common stock for eligible employees.
Under all stock-based compensation plans in effect as of September 30, 2013, there were a total of 6,383,118 shares available for grant or issuance.
Restricted Share Awards
MasTec grants restricted share awards, which are valued based on the market price of MasTec common stock on the date of grant. Total unearned compensation related to restricted share awards as of September 30, 2013 was approximately $17.4 million, which is expected to be recognized over a weighted average period of approximately 1.4 years. The total intrinsic value, or fair value, of restricted share awards that vested, which is based on the market price on the date of vesting, was $0.9 million and $2.0 million for the three and nine month periods ended September 30, 2013 and $0.7 million and $2.9 million for the three and nine month periods ended September 30, 2012, respectively.
During the second quarter of 2013, the Company entered into an agreement with the previous owners of EC Source to establish an incentive program for its employees and granted 350,000 restricted share awards (the “EC Source Share Award”). The former owners of EC Source contributed cash and shares of MasTec common stock to the Company in connection with the EC Source Share Award. In the event that shares granted under the EC Source Share Award are forfeited prior to vesting, the former owners of EC Source will be re-issued the pro-rata percentage of the former owners' contributed shares to total shares awarded under the EC Source share grant. As of September 30, 2013, the Company did not anticipate the occurrence of any such forfeitures.

Activity, restricted share awards:	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2012	782,281	$19.10
Granted	428,262	31.04
Vested	(64,288)	18.22
Canceled/forfeited	(15,187)	15.35
Non-vested restricted shares, as of September 30, 2013	1,131,068	$23.72
Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. All outstanding stock options are fully vested.

Activity, stock options:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding as of December 31, 2012	1,043,825	$10.50	2.33	$15.1
Exercised	(498,123)	9.91
Canceled/forfeited	(35,000)	7.74
Options outstanding as of September 30, 2013	510,702	$11.27	2.19	$9.7
Options exercisable as of September 30, 2013	510,702	$11.27	2.19	$9.7

(1)
Amount represents the difference between the exercise price and the market price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during the three month periods ended September 30, 2013 and 2012, which is based on the difference between the exercise price and the market price of the Company’s stock at the date of exercise, was $4.6 million and $0.4 million, respectively. The intrinsic value of options exercised during the nine month periods ended September 30, 2013 and 2012 totaled $10.4 million and $0.7 million, respectively. Proceeds from options exercised during the three month periods ended September 30, 2013 and 2012 totaled $0.4 million and $0.3 million, respectively, and totaled $3.8 million and $0.6 million for the nine months periods ended September 30, 2013 and 2012, respectively.
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

	Nine Months Ended September 30,
Activity, employee stock purchase plan:	2013	2012
Cash proceeds (in millions)	$6.0	$0.9
Number of common shares	436,925	67,073
Weighted average price per share	$13.69	$13.43
Weighted average grant date fair value per share	$5.55	$3.96
The fair value of purchases under the Company's ESPP is estimated using the Black-Scholes option-pricing valuation model.

Stock Based Compensation Expense and Tax Benefits
Details of stock based compensation expense and related tax benefits for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock based compensation expense	$3.0	$1.2	$9.6	$3.4
Income tax benefit from stock based compensation	4.5	0.7	7.7	1.6
Excess tax benefit from stock based compensation (1)	$3.0	$0.2	$4.4	$0.3

(1)
Excess tax benefits, which represent cash flows from tax deductions in excess of the tax effect of compensation expense recognized for stock options exercised and vested restricted shares, are classified as financing cash flows in the Company’s condensed unaudited consolidated statements of cash flows.

Shares Withheld for Payroll Taxes
In connection with the issuance of shares under share-based compensation awards, at the employees' election, the Company withholds shares of common stock for tax withholding obligations. These shares are repurchased or withheld in conjunction with net share settlement of the related awards upon vesting, for restricted stock awards, or upon exercise, for stock options. Withheld shares, which are valued at the share price on the date of vesting or exercise, as applicable, are classified as a reduction to additional paid-in capital. The value of shares withheld for payroll taxes under share-based compensation arrangements was $2.4 million for the nine month period ended September 30, 2013.
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
Total contributions to multi-employer pension plans, and the related number of employees covered by these plans, for the periods indicated ranged as follows (dollars in millions):

	Number of Employees		Contributions (in millions)
For the Three Months Ended September 30,	Low	High	Pension	Post-Retirement Benefit	Total
2013	2,392	2,734	$14.8	$1.0	$15.8
2012	1,575	2,509	$8.7	$0.3	$9.0
For the Nine Months Ended September 30,	Low	High	Pension	Post-Retirement Benefit	Total
2013	778	2,734	$29.6	$2.9	$32.5
2012	308	2,509	$21.1	$0.8	$21.9

The Company's contributions to multi-employer pension plans have increased for the nine month period ended September 30, 2013 as a result of higher activity levels, primarily in its oil and gas business.

Note 14 – Shareholders' Equity
Treasury Stock and Share Activity (in thousands):

	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2012	76,448	9,467
Shares issued for stock option exercises	498
Shares issued for restricted stock awards	64
Other shares issued, net	409
Shares contributed by shareholder, former owner of acquired business (1)	(200)
Balance as of September 30, 2013	77,219	9,467
(1) See Note 12 - Stock-Based Compensation and Other Employee Benefit Plans for contributed share details.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive (loss) income by component during the periods indicated are as follows (in thousands):

	For the Nine Months Ended September 30,
	2013				2012
	Unrealized (Losses) Gains				Unrealized (Losses) Gains
	Available-for-Sale Securities		Foreign Currency Items	Total	Available-for-Sale Securities	Foreign Currency Items	Total
Balance as of January 1	$(5,395)		$(106)	$(5,501)	$(5,917)	$(2,029)	$(7,946)
Activity before reclassifications, net of tax	(118)		(3,839)	(3,957)	339	2,304	2,643
Reclassifications, net of tax	(440)	(1)	—	(440)	—	—	—
Activity, net of tax	(558)		(3,839)	(4,397)	339	2,304	2,643
Balance as of September 30	$(5,953)		$(3,945)	$(9,898)	$(5,578)	$275	$(5,303)
(1) Represents the reclassification adjustment for gains on securities sold, which was recognized as a component of other income. See Note 7 - Auction Rate Securities.
Foreign currency activity is primarily related to the Company's Canadian operations. The Company's Canadian presence has grown in recent years due to acquisitions. See Note 3 - Acquisitions.

Note 15 - Income Taxes
The Company’s consolidated tax rates on income from continuing operations for the three month periods ended September 30, 2013 and 2012 were 38.8% and 39.4%, respectively, and for the nine month periods ended September 30, 2013 and 2012 were 38.6% and 39.4%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter(s) in which they occur.
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

As of and for the three month period ended September 30, 2013:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Other	Corporate	Eliminations	Continuing Operations Consolidated
Revenue	$543.0	$519.1	$118.8	$85.1	$3.5	$—	$(0.1)	$1,269.4
EBITDA	$71.8	$68.1	$12.1	$(6.4)	$0.1	$(13.6)	$—	$132.1
Depreciation	$8.0	$19.3	$2.6	$1.2	$—	$0.9	$—	$32.0
Amortization	$1.5	$3.2	$0.6	$0.5	$—	$—	$—	$5.8
As of and for the three month period ended September 30, 2012:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Other	Corporate	Eliminations	Continuing Operations Consolidated
Revenue	$490.0	$284.0	$74.8	$211.7	$7.5	$—	$(0.7)	$1,067.3
EBITDA	$59.5	$29.0	$10.5	$9.9	$1.2	$(18.4)	$—	$91.7
Depreciation	$6.9	$9.5	$1.6	$1.0	$—	$0.8	$—	$19.8
Amortization	$0.4	$0.5	$1.2	$0.7	$—	$—	$—	$2.8
As of and for the nine month period ended September 30, 2013:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Other	Corporate	Eliminations	Continuing Operations Consolidated
Revenue	$1,464.5	$1,134.8	$321.9	$237.3	$9.2	$—	$(2.0)	$3,165.7
EBITDA	$181.6	$161.7	$27.0	$(14.6)	$0.5	$(47.9)	$—	$308.3
Depreciation	$22.8	$51.8	$7.1	$3.6	$—	$2.6	$—	$87.9
Amortization	$4.0	$8.4	$1.3	$1.5	$—	$—	$—	$15.2
As of and for the nine month period ended September 30, 2012:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Other	Corporate	Eliminations	Continuing Operations Consolidated
Revenue	$1,311.1	$715.3	$228.2	$527.4	$14.1	$—	$(1.7)	$2,794.4
EBITDA	$139.4	$57.3	$31.1	$28.2	$1.7	$(34.5)	$—	$223.2
Depreciation	$19.9	$27.2	$4.3	$3.0	$—	$2.2	$—	$56.6
Amortization	$1.3	$1.4	$3.8	$2.0	$—	$—	$—	$8.5

Revenue generated from utilities customers represented 6.9% and 11.6% of Communications segment revenues for the three month periods ended September 30, 2013 and 2012, respectively, and 7.2% and 11.2% for the nine month periods ended September 30, 2013 and 2012, respectively.

The following table presents a reconciliation of EBITDA for our continuing operations to consolidated income from continuing operations before provision for income taxes (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
EBITDA	$132.1	$91.7	$308.3	$223.2
Less:
Interest expense, net	(12.7)	(9.4)	(34.5)	(27.9)
Depreciation	(32.0)	(19.8)	(87.9)	(56.6)
Amortization	(5.8)	(2.8)	(15.2)	(8.5)
Income from continuing operations before provision for income taxes	$81.6	$59.6	$170.6	$130.2
Foreign Operations. The Company has operations in Canada as well as in parts of Latin America and the Caribbean. The following table presents revenue by geographic area for the periods indicated (dollar amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Continuing operations:
Derived from foreign operations	$90.9	$33.7	$172.0	$133.7
Derived in the United States	1,178.5	1,033.6	2,993.7	2,660.7
Revenue from continuing operations	$1,269.4	$1,067.3	$3,165.7	$2,794.4

Discontinued operations:
Derived from foreign operations	$2.3	$1.9	$7.0	$4.6
Derived in the United States	2.5	2.9	11.0	69.1
Revenue from discontinued operations	$4.8	$4.8	$18.0	$73.7

The following table presents long-lived assets held in foreign countries for our continuing operations as of the dates indicated (in millions):

	September 30, 2013	December 31, 2012
Property and equipment, net	$48.8	$11.4
Goodwill and other intangible assets, net	$94.0	$30.5
Significant Customers
Revenue concentration information for significant customers, as a percent of total consolidated revenue from continuing operations, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Customer:
AT&T	16%	17%	18%	17%
DIRECTV®	13%	16%	15%	17%
Enbridge, Inc.	20%	3%	14%	1%

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

The Company's relationship with Enbridge, Inc. is based upon various construction contracts for natural gas pipelines. Revenue from Enbridge, Inc. is included in the Oil and Gas segment.
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
Sintel. The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec and Sintel, relating to Sintel’s 2000 bankruptcy.
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
The Company resolved the matter in order to avoid significant legal fees and the potential liabilities resulting from the actions of other Spanish defendants for which MasTec may be financially responsible under a theory of subsidiary (or vicarious) liability, the uncertainty of a trial before a foreign tribunal such as the Audiencia Nacional and to eliminate management time devoted to this matter. MasTec recorded a pre-tax charge of $9.6 million in 2012 in connection with this matter and recorded an additional pre-tax charge of $2.8 million during the second quarter of 2013 in connection with its resolution.
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

Power Partners and the SunLight Entities have commenced three separate arbitration proceedings against each other to address various disputes that presently exist between the parties on the three Projects. The parties allege, among other things, breach of contract against each other. Discovery is ongoing. The arbitrations are scheduled to begin in January 2014.

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
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 11 - Lease Obligations.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. As of September 30, 2013 and December 31, 2012, the Company had $138.5 million and $120.8 million, respectively, of letters of credit issued under its Credit Facility, of which $52.2 million and $53.2 million, respectively, pertained to certain of the Company's insurance carriers. The Company is not aware of any material claims relating to outstanding letters of credit as of September 30, 2013 or December 31, 2012.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. As of September 30, 2013, the estimated cost to complete of the projects secured by the Company’s $1.4 billion in performance and payment bonds was $383.8 million. As of December 31, 2012, the estimated cost to complete of the projects secured by the Company’s $1.1 billion in performance and payment bonds was $284.5 million.

Self-Insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. As of September 30, 2013 and December 31, 2012, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $53.1 million and $48.1 million, respectively, of which $32.6 million and $28.5 million, respectively, was reflected within non-current other liabilities in the condensed unaudited consolidated financial statements. MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. MasTec’s liability for employee group claims as of September 30, 2013 and December 31, 2012 was $1.0 million and $1.1 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states in which the Company is self-insured. As of September 30, 2013 and December 31, 2012, these letters of credit amounted to $52.2 million and $53.2 million, respectively. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the consolidated balance sheets, amounted to $1.5 million and $2.0 million as of September 30, 2013 and December 31, 2012, respectively. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $10.9 million and $9.0 million as of September 30, 2013 and December 31, 2012, respectively.
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
Collective Bargaining Agreements and Multi-Employer Pension Plans. Certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees. The agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements. The required amount of future contributions cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Based upon the information available to the Company from plan administrators as of September 30, 2013, several of the multi-employer pension plans in which the Company’s subsidiaries participate are underfunded and the Company could be required to increase its contributions to such plans.
On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan that is in critical status. In connection with this withdrawal, a $6.4 million withdrawal liability was established based on an estimate provided by the Central States administrator of such liability as of the date of withdrawal. The Company began paying installments towards this withdrawal liability in 2013, of which $5.7 million was outstanding as of September 30, 2013. The Company withdrew from Central States in order to mitigate its liability in connection with the plan; however, Central States has asserted that the PLCA members did not effectively withdraw in 2011 and are, therefore, responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States made a demand on the Company for the sum of $10.8 million in withdrawal liability, which sum included 2011 contribution amounts. The Company is vigorously opposing this demand because it believes that it legally and effectively withdrew from Central States on November 15, 2011. If Central States were to prevail in its assertion that the Company, in fact, withdrew after that date, then the amount of the Company’s withdrawal liability would increase to approximately $10.8 million. In addition, if Central States were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three year period commencing with the beginning of the calendar year during which the Company withdrew from the plan, there could be additional liability. The Company currently does not have plans to withdraw from any other multi-employer pension plan.
See Note 13 - Other Retirement Plans for details of the Company's participation in multi-employer pension plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2013 and December 31, 2012, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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

Note 18 - Concentrations of Risk
The Company had approximately 460 customers as of September 30, 2013.
Revenue concentration information for the Company's top ten customers, as a percent of total consolidated revenue from continuing operations, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue from top ten customers	73%	67%	69%	66%

See Note 16 - Segments and Operations by Geographic Area for significant customer revenue concentration information.
Note 19 - Related Party Transactions
MasTec leases employees to a customer, in which Jorge Mas and Jose Mas own a majority interest. For the three month periods ended September 30, 2013 and 2012, MasTec charged to the customer approximately $135,000 and $123,000, respectively, and charged $422,000 and $382,000, respectively, for the nine month periods ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012, receivables of $45,000 and $907,000, respectively, attributable to this arrangement were outstanding. The Company also provides satellite communication services to this customer. For the three month periods ended September 30, 2013 and 2012, revenues relating to this customer were approximately $350,000 and $318,000, respectively, and for the nine month periods ended September 30, 2013 and 2012, revenues relating to this customer were approximately $951,000 and $924,000, respectively. As of September 30, 2013 and December 31, 2012, outstanding receivables from this arrangement were approximately $414,000 and $1,232,000, respectively.
Split Dollar and Deferred Bonus Agreements
On October 16, 2013, Jorge Mas, the Company and Jose Ramon Mas and Juan Carlos Mas, as trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012 (the “trust”) entered into a split dollar life insurance agreement that replaces a prior split dollar agreement with Jorge Mas. Under the split dollar agreement, MasTec is the sole owner of each of the policies subject to the agreement. The Company will make the premium payments under each of such policies. Upon the death of Jorge Mas or the survivor of Jorge Mas and his wife (collectively, the “insureds”) under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) all premiums paid by the Company on such policy and (ii) the then cash value of such policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit is payable to the trust or other beneficiary designated by the trustees. In the event of the Company’s bankruptcy or dissolution, the trust shall have the assignable option to purchase any or all of the policies subject to the split dollar agreement from the Company. The purchase price for each policy shall be the greater of (x) all premiums paid by the Company on such policy or (y) the then cash value of such policy (excluding surrender charges or other similar charges or reductions). The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200 million. The Company is designated as the named fiduciary under the split dollar agreement. The foregoing description of the split dollar agreement for Jorge Mas is only a summary and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which agreement is herein incorporated by reference.

The Company paid approximately $1.1 million in connection with the split dollar agreements for Jorge Mas for the three month period ended September 30, 2013. The Company made no payments in connection with the agreements for the three month period ended September 30, 2012. The Company paid approximately $1.2 million and $0.3 million in connection with the agreements for the nine month periods ended September 30, 2013 and 2012, respectively. MasTec also has a split dollar agreement and a deferred bonus agreement with Jose Mas. For the three and nine month periods ended September 30, 2013 and 2012, no payments were made in connection with the agreements for Jose Mas. As of September 30, 2013 and December 31, 2012, life insurance assets of $10.1 million and $8.7 million respectively, are included within other long-term assets in the condensed unaudited consolidated balance sheets.
Note 20 – Supplemental Guarantor Condensed Unaudited Consolidating Financial Information
The 2011 Convertible Notes, 2009 Convertible Notes are, and, through March 29, 2013, the 7.625% Senior Notes were, fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Company's Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”).  The 4.875% Senior Notes are guaranteed on an unsecured unsubordinated, joint and several basis by the Company's 100%-owned domestic subsidiaries that guarantee the Credit Facility. Certain subsidiaries included in the Company's Guarantor Subsidiaries, which are minor individually and in the aggregate, do not guarantee the 4.875% Senior Notes. The Company's subsidiaries organized outside of the U.S. and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee any of these notes. The subsidiary guarantees are subject to release in certain customary circumstances including upon the sale of a majority of the capital stock or substantially all of the assets of the subsidiary guarantor; if the guarantee under our Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2013 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,086,063	$187,689	$(4,367)	$1,269,385
Costs of revenue, excluding depreciation and amortization	—	927,295	158,204	(4,367)	1,081,132
Depreciation and amortization	1	30,637	7,118	—	37,756
General and administrative expenses	457	47,967	10,552	—	58,976
Interest expense, net	—	11,951	715	—	12,666
Other income, net	—	(2,309)	(469)	—	(2,778)
(Loss) income from continuing operations before provision for income taxes	$(458)	$70,522	$11,569	$—	$81,633
Benefit from (provision for) income taxes	174	(28,840)	(3,032)	—	(31,698)
Net (loss) income from continuing operations before non-controlling interests	$(284)	$41,682	$8,537	$—	$49,935
Loss from discontinued operations, net of tax	—	(3,566)	(169)	—	(3,735)
Equity in income from subsidiaries, net of tax	46,484	—	—	(46,484)	—
Net income (loss)	$46,200	$38,116	$8,368	$(46,484)	$46,200
Net income (loss) attributable to non-controlling interests	—	87	(25)	—	62
Net income (loss) attributable to MasTec, Inc.	$46,200	$38,029	$8,393	$(46,484)	$46,138
Comprehensive income (loss)	$46,200	$38,024	$11,304	$(46,484)	$49,044

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,028,091	$40,222	$(1,013)	$1,067,300
Costs of revenue, excluding depreciation and amortization	—	886,198	39,119	(1,013)	924,304
Depreciation and amortization	—	22,065	580	—	22,645
General and administrative expenses	303	39,251	2,960	—	42,514
Interest expense, net	—	9,435	11	—	9,446
Other expense, net	—	8,696	119	—	8,815
(Loss) income from continuing operations before provision for income taxes	$(303)	$62,446	$(2,567)	$—	$59,576
Benefit from (provision for) income taxes	114	(24,564)	972	—	(23,478)
Net (loss) income from continuing operations before non-controlling interests	$(189)	$37,882	$(1,595)	$—	$36,098
Loss from discontinued operations, net of tax	—	(8,852)	(429)	—	(9,281)
Equity in income from subsidiaries, net of tax	27,006	—	—	(27,006)	—
Net income (loss)	$26,817	$29,030	$(2,024)	$(27,006)	$26,817
Net loss attributable to non-controlling interests	—	—	(4)	—	(4)
Net income (loss) attributable to MasTec, Inc.	$26,817	$29,030	$(2,020)	$(27,006)	$26,821
Comprehensive income (loss)	$26,817	$29,418	$152	$(27,006)	$29,381

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2013 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,751,408	$424,616	$(10,367)	$3,165,657
Costs of revenue, excluding depreciation and amortization	—	2,348,835	356,819	(10,367)	2,695,287
Depreciation and amortization	2	87,426	15,683	—	103,111
General and administrative expenses	1,443	134,460	23,858	—	159,761
Interest expense, net	—	33,583	966	—	34,549
Loss on extinguishment of debt	—	5,624	—	—	5,624
Other income, net	—	(2,526)	(757)	—	(3,283)
(Loss) income from continuing operations before provision for income taxes	$(1,445)	$144,006	$28,047	$—	$170,608
Benefit from (provision for) income taxes	572	(56,782)	(9,612)	—	(65,822)
Net (loss) income from continuing operations before non-controlling interests	$(873)	$87,224	$18,435	$—	$104,786
Loss from discontinued operations, net of tax	—	(4,178)	(987)	—	(5,165)
Equity in income from subsidiaries, net of tax	100,494	—	—	(100,494)	—
Net income (loss)	$99,621	$83,046	$17,448	$(100,494)	$99,621
Net income attributable to non-controlling interests	—	87	85	—	172
Net income (loss) attributable to MasTec, Inc.	$99,621	$82,959	$17,363	$(100,494)	$99,449
Comprehensive income (loss)	$99,621	$82,489	$13,608	$(100,494)	$95,224

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,644,197	$152,267	$(2,033)	$2,794,431
Costs of revenue, excluding depreciation and amortization	—	2,312,564	134,525	(2,033)	2,445,056
Depreciation and amortization	1	63,403	1,721	—	65,125
General and administrative expenses	1,052	109,366	7,774	—	118,192
Interest expense, net	—	27,880	3	—	27,883
Other expense, net	—	7,655	334	—	7,989
(Loss) income from continuing operations before provision for income taxes	$(1,053)	$123,329	$7,910	$—	$130,186
Benefit from (provision for) income taxes	423	(49,766)	(1,886)	—	(51,229)
Net (loss) income from continuing operations before non-controlling interests	$(630)	$73,563	$6,024	$—	$78,957
Loss from discontinued operations, net of tax	—	(6,099)	(1,782)	—	(7,881)
Equity in income from subsidiaries, net of tax	71,706	—	—	(71,706)	—
Net income (loss)	$71,076	$67,464	$4,242	$(71,706)	$71,076
Net loss attributable to non-controlling interests	—	—	(9)	—	(9)
Net income (loss) attributable to MasTec, Inc.	$71,076	$67,464	$4,251	$(71,706)	$71,085
Comprehensive income (loss)	$71,076	$67,803	$6,546	$(71,706)	$73,719

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS
As of September 30, 2013 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets, including discontinued operations	$—	$1,120,527	$211,789	$—	$1,332,316
Property and equipment, net	—	431,899	72,414	—	504,313
Goodwill and other intangible assets, net	—	890,683	173,416	—	1,064,099
Net investments in and advances to (from) consolidated affiliates	974,904	147,960	(312)	(1,122,552)	—
Other long-term assets, including discontinued operations	9,216	42,899	1,495	—	53,610
Total assets	$984,120	$2,633,968	$458,802	$(1,122,552)	$2,954,338
Liabilities and Shareholders’ Equity
Total current liabilities	$8	$799,374	$82,847	$—	$882,229
Long-term debt	—	750,841	29,079	—	779,920
Other liabilities	—	226,184	86,918	—	313,102
Total liabilities	$8	$1,776,399	$198,844	$—	$1,975,251
Total shareholders’ equity	$984,112	$857,569	$259,958	$(1,122,552)	$979,087
Total liabilities and shareholders’ equity	$984,120	$2,633,968	$458,802	$(1,122,552)	$2,954,338

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS
As of December 31, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets, including discontinued operations	$—	$960,523	$89,118	$—	$1,049,641
Property and equipment, net	—	326,588	23,604	—	350,192
Goodwill and other intangible assets, net	—	890,323	71,650	—	961,973
Net investments in and advances to (from) consolidated affiliates	854,992	172,150	(21,394)	(1,005,748)	—
Other long-term assets, including discontinued operations	7,701	43,442	3,017	—	54,160
Total assets	$862,693	$2,393,026	$165,995	$(1,005,748)	$2,415,966
Liabilities and Shareholders’ Equity
Total current liabilities	$20	$675,966	$37,807	$—	$713,793
Long-term debt	—	546,262	61	—	546,323
Other liabilities	—	262,099	31,876	—	293,975
Total liabilities	$20	$1,484,327	$69,744	$—	$1,554,091
Total shareholders’ equity	$862,673	$908,699	$96,251	$(1,005,748)	$861,875
Total liabilities and shareholders’ equity	$862,693	$2,393,026	$165,995	$(1,005,748)	$2,415,966

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(2,401)	$116,783	$10,609	$—	$124,991
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net, including contingent consideration	$—	$(55,453)	$(103,993)	$—	$(159,446)
Capital expenditures	—	(97,602)	(3,809)	—	(101,411)
Proceeds from sale of property and equipment	—	7,629	659	—	8,288
Proceeds from disposal of business, net of cash divested	—	(4,332)	—	—	(4,332)
Proceeds from sale or redemption of investments	—	5,025	—	—	5,025
Payments for other investments, net	—	(1,174)	—	—	(1,174)
Net cash used in investing activities	$—	$(145,907)	$(107,143)	$—	$(253,050)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of 4.875% senior notes	$—	$400,000	$—	$—	$400,000
Repayment of 7.625% senior notes	—	(150,000)	—	—	(150,000)
Proceeds from credit facility	—	664,979	101,175	—	766,154
Repayments of credit facility	—	(753,960)	(106,110)	—	(860,070)
Repayments of other borrowings	—	(24,246)	—	—	(24,246)
Proceeds from book overdrafts	—	2,791	—	—	2,791
Payments of capital lease obligations	—	(31,249)	(965)	—	(32,214)
Proceeds from stock option exercises and other share-based awards	9,231	—	—	—	9,231
Excess tax benefit from non-cash stock-based compensation	—	4,446	—	—	4,446
Payments for debt extinguishment, call premiums	—	(4,116)	—	—	(4,116)
Payments of financing costs	—	(7,718)	—	—	(7,718)
Net financing activities and advances (to) from consolidated affiliates	(6,830)	(81,999)	88,829	—	—
Net cash provided (used in) by financing activities	$2,401	$18,928	$82,929	$—	$104,258
Net decrease in cash and cash equivalents	—	(10,196)	(13,605)	—	(23,801)
Net effect of currency translation on cash	—	—	(118)	—	(118)
Cash and cash equivalents - beginning of period	—	12,969	13,798	—	26,767
Cash and cash equivalents - end of period	$—	$2,773	$75	$—	$2,848
Cash and cash equivalents of discontinued operations	$—	$—	$—	$—	$—
Cash and cash equivalents of continuing operations	$—	$2,773	$75	$—	$2,848

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(891)	$96,464	$19,097	$—	$114,670
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net, including contingent consideration	$—	$(16,094)	$(1,402)	$—	$(17,496)
Capital expenditures	—	(49,109)	(1,222)	—	(50,331)
Proceeds from sale of property and equipment	—	5,808	—	—	5,808
Proceeds from disposal of business, net of cash divested	—	97,728	—	—	97,728
Payments for other investments, net	(284)	—	—	—	(284)
Net cash (used in) provided by investing activities	$(284)	$38,333	$(2,624)	$—	$35,425
Cash flows provided by (used in) financing activities:
Proceeds from credit facility	$—	$631,815	$—	$—	$631,815
Repayments of credit facility	—	(681,815)	—	—	(681,815)
Repayments of other borrowings	—	(15,510)	—	—	(15,510)
Repayments of book overdrafts	—	(5,645)	—	—	(5,645)
Payments of capital lease obligations	—	(14,790)	(16)	—	(14,806)
Proceeds from stock option exercises and other share-based awards	1,445	—	—	—	1,445
Excess tax benefit from non-cash stock-based compensation	—	302	—	—	302
Purchases of treasury stock	(75,000)	—	—	—	(75,000)
Payments of financing costs	—	(113)	—	—	(113)
Net financing activities and advances (to) from consolidated affiliates	74,730	(58,405)	(16,325)	—	—
Net cash provided by (used in) financing activities	$1,175	$(144,161)	$(16,341)	$—	$(159,327)
Net (decrease) increase in cash and cash equivalents	—	(9,364)	132	—	(9,232)
Net effect of currency translation on cash	—	20	115	—	135
Cash and cash equivalents - beginning of period	—	16,241	4,038	—	20,279
Cash and cash equivalents - end of period	$—	$6,897	$4,285	$—	$11,182
Cash and cash equivalents of discontinued operations	$—	$684	$26	$—	$710
Cash and cash equivalents of continuing operations	$—	$6,213	$4,259	$—	$10,472

Note 21 - Subsequent Events

On October 29, 2013, MasTec entered into an amendment (the “Amendment”) to its Credit Facility, which, among other things, extended the maturity to October 2018 and increased the revolving commitments available from $600 million to $750 million, of which up to $100 million may be borrowed in Canadian dollars.  Additionally, the Amendment increased the amount available for letters of credit from $350 million to $450 million and the amount available for swing line loans from $50 million to $75 million.  The Amendment also reduced the rates applicable to the commitments, borrowings and letters of credit under the Credit Facility.

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
The following is a discussion of our business, financial position and results of operations as of and for the three and nine month periods ended September 30, 2013 and 2012. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2012.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and, as of September 30, 2013, we had approximately 15,900 employees and 450 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.
We provide engineering, building, installation, maintenance and upgrade services to a diversified base of customers. For the three and nine month periods ended September 30, 2013, 47% and 49% of our revenue, respectively, was derived from projects performed under master service and other service agreements, which are generally multi-year agreements. For the three and nine month periods ended September 30, 2012, 40% and 42% of our revenue, respectively, was derived from projects performed under master service and other service agreements. The remainder of our work was generated pursuant to contracts for specific projects or jobs that require the construction or installation of an entire infrastructure system or specified units within an infrastructure system. Revenues from non-recurring, project specific work may experience greater variability than master service agreement work due to the need to replace the revenue as projects are completed. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.

We present our continuing operations under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related -to wireless and wireline communications and install-to-the-home, and to a lesser extent, infrastructure for electrical utilities. We also perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through the Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves the energy and utility end markets and other end markets through the installation and construction of power plants, wind farms, solar farms, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other category primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.

See Note 16 - Segments and Operations by Geographic Area and Note 18 - Concentrations of Risk in the notes to the condensed unaudited consolidated financial statements for significant customer concentrations.

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

Reportable Segment:	September 30, 2013	June 30, 2013	September 30, 2012
Communications	$2,814	$2,733	$2,309
Oil and Gas	639	808	265
Electrical Transmission	441	502	510
Power Generation and Industrial	61	86	232
Other	14	14	14
Estimated 18-month backlog	$3,969	$4,143	$3,330

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
Economic, Industry and Market Factors
While overall economic and market conditions have improved over the past year, we closely monitor the effects that changes in these conditions may have on our customers. General economic conditions can negatively affect demand for our customers' products and services, which can lead to rationalization of our customers' capital and maintenance budgets in certain end markets. This influence, as well as the highly competitive nature of our industry, particularly when work is deferred, can, and in recent years, has, resulted in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market and industry factors, such as access to capital for customers in the industries we serve, changes to our customers' capital spending plans, changes in technology, tax and other incentives, renewable energy portfolio standards and new or changing regulatory requirements affecting the industries we serve, can affect demand for our services. Fluctuations in market prices for, or availability of, oil, gas and other fuel sources can also affect demand for our pipeline and renewable energy construction services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows.
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
Results of Operations
Comparisons of Quarterly Results
The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions and dispositions. See Note 3 - Acquisitions and Note 4 – Discontinued Operations in the notes to the condensed unaudited consolidated financial statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenue	$1,269.4	100.0%	$1,067.3	100.0%	$3,165.7	100.0%	$2,794.4	100.0%
Costs of revenue, excluding depreciation and amortization	1,081.1	85.2%	924.3	86.6%	2,695.3	85.1%	2,445.1	87.5%
Depreciation and amortization	37.8	3.0%	22.6	2.1%	103.1	3.3%	65.1	2.3%
General and administrative expenses	59.0	4.6%	42.5	4.0%	159.8	5.0%	118.2	4.2%
Interest expense, net	12.7	1.0%	9.4	0.9%	34.5	1.1%	27.9	1.0%
Loss on extinguishment of debt	—	—%	—	—%	5.6	0.2%	—	—%
Other expense (income), net	(2.8)	(0.2)%	8.9	0.8%	(3.2)	(0.1)%	7.9	0.3%
Income from continuing operations before provision for income taxes	$81.6	6.4%	$59.6	5.6%	$170.6	5.4%	$130.2	4.7%
Provision for income taxes	(31.7)	(2.5)%	(23.5)	(2.2)%	(65.8)	(2.1)%	(51.2)	(1.8)%
Net income from continuing operations before non-controlling interests	$49.9	3.9%	$36.1	3.4%	$104.8	3.3%	$79.0	2.8%
Net loss from discontinued operations	(3.7)	(0.3)%	(9.3)	(0.9)%	(5.2)	(0.2)%	(7.9)	(0.3)%
Net income	$46.2	3.6%	$26.8	2.5%	$99.6	3.1%	$71.1	2.5%
Net income (loss) attributable to non-controlling interests	0.1	—%	—	—%	0.2	—%	—	—%
Net income attributable to MasTec, Inc.	$46.1	3.6%	$26.8	2.5%	$99.4	3.1%	$71.1	2.5%
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenue. Our revenue was $1.3 billion for the three month period ended September 30, 2013 as compared with $1.1 billion for the three month period ended September 30, 2012, an increase of $202 million, or 19%. Revenue growth was driven by strong double digit growth in most of our reporting segments versus the same period in the prior year, with the Oil and Gas segment increasing by $235 million, or 83%, the Electrical Transmission segment increasing by $44 million, or 59%, and the Communications segment increasing by $53 million, or 11%. As expected, Power Generation and Industrial segment revenues were down, with a decrease of $127 million, or 60%, due to decreased wind project activity resulting from the federal production tax credit for qualified wind facilities not having been renewed until January 2013. Organic revenue growth in the Oil and Gas, Electrical Transmission and Communications segments totaled $190 million, or 22%. Organic growth inclusive of the decrease in Power Generation and Industrial revenues was $60 million, or 6%. Acquisitions since October 1, 2012 contributed $142 million of total revenue.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, totaled $1.1 billion, or 85.2% of revenue, for the three month period ended September 30, 2013, compared to $924 million, or 86.6% of revenue, for the three month period ended September 30, 2012, a $157 million, or 17%, increase, of which $172 million was driven by higher revenues, offset, in part, by $15 million of cost improvements. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by 140 basis points, driven largely by improved margins in our Oil and Gas and Communications segments. Oil and Gas margins have benefited from more profitable long-haul pipeline activities in 2013, as well as from improved contract pricing and project efficiencies. Third quarter 2013 project margins also improved in our Communications segment, primarily due to improvements in contract pricing and improved efficiencies on wireless projects. These improvements were offset, in part, by lower margins in the Power Generation and Industrial and Electrical Transmission segments.

Depreciation and amortization. Depreciation and amortization was $38 million for the three month period ended September 30, 2013, or 3.0% of revenue, as compared with $23 million, or 2.1% of revenue, for the three month period ended September 30, 2012, an increase of approximately $15 million, or 67%. The increase in depreciation and amortization is driven primarily by growth in the Company's Oil and Gas segment, which typically carries with it a higher capital investment level, as well as from growth in our Electrical Transmission segment. Acquisition-related depreciation and amortization for acquisitions since October 1, 2012 totaled $7 million in the 2013 period. See Note 16 - Segments and Operations by Geographic Areas in the notes to the condensed unaudited consolidated financial statements for depreciation and amortization expense by reportable segment, which Note is incorporated herein by reference.
General and administrative expenses. General and administrative expenses were $59 million, or 4.6% of revenue, for the three month period ended September 30, 2013 as compared with $43 million, or 4.0% of revenue, for the three month period ended September 30, 2012, an increase of $16 million, or 39%. Acquisitions contributed approximately $8 million of incremental general and administrative costs. Organic growth in general and administrative expenses was $8 million, including $2 million of incremental non-cash stock-based compensation expense. Non-cash stock-based compensation expense increased as a result of the second quarter issuance of restricted share awards under a new equity incentive program for certain employees of our EC Source business. The remaining $6 million of growth in general and administrative costs resulted from increases in labor, bonus expense, ongoing technology initiatives and administrative costs to support the growth in our business. As a percentage of revenue, general and administrative costs increased by approximately 60 basis points.
Interest expense, net. Interest expense, net of interest income, was $13 million, or 1.0% of revenue, for the three month period ended September 30, 2013, as compared with $9 million, or 0.9% of revenue, for the three month period ended September 30, 2012, an increase of $3 million. The increase was largely attributable to $2 million of incremental interest expense on our outstanding senior notes. In March 2013, we issued $400 million aggregate principal amount of 4.875% senior notes and repurchased and redeemed $150 million aggregate principal amount of our 7.625% senior notes.
Other (income) expense, net. Other income, net, was $3 million for the three month period ended September 30, 2013, as compared with other expense, net, of $9 million for the three month period ended September 30, 2012, a variance of $12 million. The change was driven largely by approximately $10 million of legal settlement charges recorded in the third quarter of 2012 in connection with the Sintel legal matter. In addition, third quarter gains on sales of equipment totaled $2 million in 2013 as compared with $1 million in the prior year.
Income taxes. Income tax expense was $32 million for the three month period ended September 30, 2013, as compared with $23 million for the three month period ended September 30, 2012, representing an increase of $8 million. The increase is primarily attributable to higher income.
Net loss from discontinued operations. Loss from discontinued operations, net of tax, was $4 million for the three month period ended September 30, 2013 as compared with $9 million in the prior year period, a reduction of $6 million. During the three month period ended September 30, 2013, we completed the sale of the Globetec operation and recorded losses on disposal and impairment charges of $3 million, net of tax, as compared with $8 million, net of tax, during the third quarter of 2012. In addition, there was a reduction in operating losses for the Globetec operation for the three month period ended September 30, 2013 as compared with 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenue. Our revenue was $3.2 billion for the nine month period ended September 30, 2013 as compared with $2.8 billion for the nine month period ended September 30, 2012, an increase of $371 million, or 13%. Revenue growth was driven by strong double digit growth in most of our reporting segments versus the same period in the prior year, with the Oil and Gas segment increasing by $419 million, or 59%, the Communications segment increasing by $153 million, or 12%, and the Electrical Transmission segment increasing by $94 million, or 41%. As expected, Power Generation and Industrial segment revenues were down, with a decrease of $290 million, or 55%, due to decreased wind project activity resulting from the federal production tax credit for qualified wind facilities not having been renewed until January 2013. Organic revenue growth in the Oil and Gas, Electrical Transmission and Communications segments totaled $396 million, or 18%. Organic growth inclusive of the decrease in Power Generation and Industrial revenues was $101 million, or 4%. Acquisitions since October 1, 2012 contributed $270 million of total revenue.
Costs of revenue, excluding depreciation and amortization. Our costs of revenue, excluding depreciation and amortization, were $2.7 billion, or 85.1% of revenue for the nine month period ended September 30, 2013, compared to $2.4 billion for the nine month period ended September 30, 2012, or 87.5% of revenue, a $250 million, or 10%, increase, of which $316 million was driven by higher revenues, offset in part by $66 million of cost improvements. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by 240 basis points, driven largely by improved margins in our Oil and Gas and Communications segments. Oil and Gas margins have benefited from more profitable long-haul pipeline activities in 2013, as well as from improved contract pricing and project efficiencies. Additionally, in 2012, we incurred approximately $25 million of project losses on two oil and gas pipeline projects. Project margins for the nine month period ended September 30, 2013 also improved in our Communications segment, primarily due to improvements in contract pricing and improved efficiencies on wireless projects. These improvements were offset, in part, by lower margins in the Power Generation and Industrial and Electrical Transmission segments.
Depreciation and amortization. Depreciation and amortization was $103 million for the nine month period ended September 30, 2013, or 3.3% of revenue, as compared with $65 million, or 2.3% of revenue, for the nine month period ended September 30, 2012, an increase of approximately $38 million, or 58%. The increase in depreciation and amortization is driven primarily by growth in the Company's Oil and Gas segment, which typically carries with it a higher capital investment level, as well as from growth in our Electrical Transmission segment. Acquisition-related depreciation and amortization for acquisitions since October 1, 2012 totaled $16 million for the nine month period ended September 30, 2013. See Note 16 - Segments and Operations by Geographic Areas in the notes to the condensed unaudited consolidated financial statements for details of depreciation and amortization expense by reportable segment.

General and administrative expenses. General and administrative expenses were $160 million, or 5.0% of revenue, for the nine month period ended September 30, 2013 as compared with $118 million, or 4.2% of revenue, for the nine month period ended September 30, 2012, an increase of $42 million, or 35%. Acquisitions contributed approximately $16 million of incremental general and administrative costs. Organic growth in general and administrative expenses was $25 million, including $6 million of incremental non-cash stock-based compensation expense and $1 million of incremental acquisition-related transaction costs. Non-cash stock-based compensation expense increased as a result of higher levels of participation in our employee stock purchase program, as well as from the second quarter issuance of restricted share awards under a new equity incentive program for certain employees of our EC Source business. The remaining $18 million of growth in general and administrative costs resulted from increases in labor, bonus expense, bad debt expense, ongoing technology initiatives and administrative costs to support the growth in our business. As a percentage of revenue, general and administrative costs increased by approximately 80 basis points.
Interest expense, net. Interest expense, net of interest income, was $35 million, or 1.1% of revenue, for the nine month period ended September 30, 2013, as compared with $28 million, or 1.0% of revenue, in the prior year period. The $7 million increase includes $4 million of incremental interest expense on our outstanding senior notes. In March 2013, we issued $400 million aggregate principal amount of 4.875% senior notes and repurchased and redeemed $150 million aggregate principal amount of our 7.625% senior notes. Additionally, higher average outstanding balances on equipment notes payable and capital lease obligations in 2013 contributed $2 million of incremental interest expense.
Loss on extinguishment of debt. We incurred a loss on extinguishment of debt of approximately $6 million in the 2013 period in connection with the repurchase and redemption of $150 million aggregate principal amount of our 7.625% senior notes. This amount is composed of $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs.
Other (income) expense, net. Other income, net, was $3 million for the nine month period ended September 30, 2013, as compared with $8 million of other expense, net, for the nine month period ended September 30, 2012. During the nine month period ended September 30, 2013, we recorded a final legal settlement charge of approximately $3 million as compared with $10 million of legal charges recorded in the prior year period in connection with Sintel, a legacy litigation matter. Offsetting these charges were gains on sales of assets of $5 million, including $1 million related to the sale of auction rate securities, for the nine month period ended September 30, 2013 as compared with $2 million of gains on sales of assets in the prior year period.
Income taxes. Income tax expense was $66 million for the nine month period ended September 30, 2013, as compared with $51 million in the prior year period, an increase of $15 million. The increase is primarily attributable to higher income.
Net loss from discontinued operations. Loss from discontinued operations, net of tax, was $5 million for the nine month period ended September 30, 2013 as compared with $8 million in the prior year period, a reduction of $3 million. During the nine month period ended September 30, 2013, we completed the sale of the Globetec operation and recorded losses on disposal and impairment charges of $4 million, net of tax, as compared with $8 million, net of tax, during the prior year period. In addition, there was a reduction in operating losses for the Globetec operation for the nine month period ended September 30, 2013 as compared with 2012.
Segments

Comparison of Quarterly Results by Segment

Management's review of reportable segment results includes analyses of trends in revenue and EBITDA. The following table, which may contain slight summation differences due to rounding, presents revenue and EBITDA by segment for our continuing operations for the periods indicated (dollar amounts in millions).

	Revenue - Continuing Operations				EBITDA and EBITDA Margin - Continuing Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Reportable Segment	2013	2012	2013	2012	2013		2012		2013		2012
Communications	$543.0	$490.0	$1,464.5	$1,311.1	$71.8	13.2%	$59.5	12.1%	$181.6	12.4%	$139.4	10.6%
Oil and Gas	519.1	284.0	1,134.8	715.3	68.1	13.1%	29.0	10.2%	161.7	14.3%	57.3	8.0%
Electrical Transmission	118.8	74.8	321.9	228.2	12.1	10.2%	10.5	14.1%	27.0	8.4%	31.1	13.6%
Power Generation and Industrial	85.1	211.7	237.3	527.4	(6.4)	(7.5)%	9.9	4.7%	(14.6)	(6.2)%	28.2	5.3%
Other	3.5	7.5	9.2	14.1	0.1	2.4%	1.2	15.7%	0.5	5.8%	1.7	12.3%
Eliminations	(0.1)	(0.7)	(2.0)	(1.7)	—	—%	—	—%	—	—%	—	—%
Corporate	—	—	—	—	(13.6)	NA	(18.4)	NA	(47.9)	NA	(34.5)	NA
Consolidated Results-Continuing Operations	$1,269.4	$1,067.3	$3,165.7	$2,794.4	$132.1	10.4%	$91.7	8.6%	$308.3	9.7%	$223.2	8.0%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 - Segments
Communications

Revenue. Communications revenue was $543 million for the three month period ended September 30, 2013, compared to $490 million for the three month period ended September 30, 2012, an increase of $53 million, or 11%. Communications revenue was favorably affected by demand for our wireless services, which increased by $65 million, offset in part by $12 million of lower demand for certain utility services. Organic revenue growth totaled $37 million, or 7%. Acquisitions since October 1, 2012 contributed $16 million of total revenue.

EBITDA. EBITDA for our Communications segment was $72 million, or 13.2% of revenue, for the three month period ended September 30, 2013, compared to $60 million, or 12.1% of revenue in 2012, a $12 million, or 21% increase. Higher revenues contributed approximately $7 million of incremental EBITDA. As a percentage of revenue, EBITDA increased approximately 110 basis points, or approximately $5 million, primarily as a result of improvements in contract pricing of wireless services, as well as better project efficiencies and utilization of resources.

Oil and Gas

Revenue. Oil and Gas revenue was $519 million for three month period ended September 30, 2013, compared to $284 million for the three month period ended September 30, 2012, representing an increase of $235 million, or 83%. Project activity in the third quarter of 2013 included large-diameter, long-haul pipeline projects and midstream pipeline projects. Long-haul activity increased by approximately $194 million, while midstream transmission and distribution activities increased by approximately $38 million. Organic revenues increased by approximately $116 million, or 41%, versus the prior year period. Acquisitions since October 1, 2012 contributed $119 million of total revenue.

EBITDA. EBITDA for our Oil and Gas segment was $68 million for the three month period ended September 30, 2013, or 13.1% of revenue, compared to $29 million for the three month period ended September 30, 2012, or 10.2% of revenue, an increase of $39 million, or 135%. Higher revenues contributed approximately $31 million of incremental EBITDA. As a percentage of revenue, EBITDA improved by 290 basis points, or approximately $8 million. Third quarter EBITDA margins benefited from higher margin long-haul pipeline activities, as well as improved contract pricing and project efficiencies on ongoing project work.

Electrical Transmission

Revenue. Electrical Transmission revenues were $119 million for the three month period ended September 30, 2013, as compared to $75 million for the three month period ended September 30, 2012, representing an increase of $44 million, or 59%. Organic revenue growth totaled $37 million, or 50%. Acquisitions since October 1, 2012 contributed $7 million of total revenue.

EBITDA. EBITDA for our Electrical Transmission segment was $12 million, or 10.2% of revenue for the three month period ended September 30, 2013, compared to EBITDA of $11 million, or 14.1% of revenue for the three month period ended September 30, 2012, an increase of $1.5 million. Incremental EBITDA from higher revenues of $4 million was offset, in part, by a deterioration in EBITDA margins of 390 basis points, or approximately $3 million. The decrease in EBITDA margins was driven primarily by higher costs associated with certain projects.

Power Generation and Industrial

Revenue. Power Generation and Industrial revenues were $85 million for the three month period ended September 30, 2013, compared to $212 million for the three month period ended September 30, 2012, a decrease of $127 million, or 60%. As expected, Power Generation and Industrial segment revenues were down, driven by a decline of $176 million in wind and solar project work, offset in part by an increase of $48 million in industrial project work. Delays in the renewal of production tax credits for qualified wind facilities, which were not renewed until January 2013, have resulted in lower levels of wind project activity in 2013.

EBITDA. EBITDA for our Power Generation and Industrial segment was negative $6 million for the three month period ended September 30, 2013, compared to EBITDA of $10 million, or 4.7% of revenue for the three month period ended September 30, 2012, a decrease of $16 million. The decrease in EBITDA is due to higher costs associated with certain projects, as well as the under-utilization of operating and overhead capacity in 2013 due to the decrease in revenues. Despite lower levels of project activity in 2013, the Power Generation and Industrial segment has maintained its labor and equipment infrastructure in anticipation of wind project growth in 2014 given the renewal of the production tax credits in January 2013. To be eligible for these tax credits, projects must be started in 2013.

Other

Revenue. Revenue from our Other segment was $4 million for three month period ended September 30, 2013, compared to $8 million for the three month period ended September 30, 2012, a decrease of $4 million, or 53%. This decrease resulted from completion of a project in our international division to secure a fiber optic circuit and build a central office facility.

EBITDA. EBITDA from Other businesses was breakeven for the three month period ended September 30, 2013, compared to $1 million of EBITDA for the three month period ended September 30, 2012, a decrease of $1 million. The decrease is primarily attributable to decreased revenues, as described above.

Eliminations

Revenue. Elimination balances represent the offset to intersegment revenues that have been reflected within each reportable segment's gross revenues. For the three month period ended September 30, 2013, we had minimal intercompany revenue between our reportable segments compared to $1 million for the three month period ended September 30, 2012.

Corporate

EBITDA. EBITDA for our Corporate segment was negative $14 million for the three month period ended September 30, 2013, compared to negative EBITDA of $18 million for the three month period ended September 30, 2012, an improvement of approximately $5 million. During the three month period ended September 30, 2012, we recorded a legal settlement charge of approximately $10 million in connection with Sintel, a legacy litigation matter, which was resolved in the second quarter of 2013. This variance was offset, in part, by an increase in certain costs in the third quarter of 2013 as compared with the prior year period, including $2 million of incremental non-cash stock-based compensation expense. The remaining $3 million variance resulted from increases in bonus expense and other administrative costs to support the growth in our business.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 - Segments
Communications

Revenue. Communications revenue was $1.5 billion for the nine month period ended September 30, 2013, compared to $1.3 billion for the nine month period ended September 30, 2012, an increase of $153 million, or 12%. Communications revenue was favorably affected by demand for our wireless services, which increased by $161 million, offset in part by $40 million of lower demand for certain utility services. Organic revenue growth totaled $116 million, or 9%. Acquisitions since October 1, 2012 contributed $37 million of total revenue.

EBITDA. EBITDA for our Communications segment was $182 million, or 12.4% of revenue, for the nine month period ended September 30, 2013, compared to $139 million, or 10.6% of revenue in 2012, a $42 million, or 30% increase. Higher revenues contributed approximately $19 million of incremental EBITDA. As a percentage of revenue, EBITDA increased approximately 180 basis points, or approximately $24 million, primarily as a result of improvements in contract pricing of wireless services, as well as better project efficiencies and utilization of resources.

Oil and Gas

Revenue. Oil and Gas revenue was $1.1 billion for the nine month period ended September 30, 2013, compared to $715 million for the nine month period ended September 30, 2012, an increase of $419 million, or 59%. Project activity for the nine month period ended September 30, 2013 included large-diameter, long-haul pipeline projects as well as midstream pipeline projects. Long-haul activity increased by approximately $358 million, while midstream shale and petroleum pipeline activities increased by approximately $86 million. These increases were offset, in part, by a decrease in pipeline facility projects of approximately $27 million. Organic revenues increased by approximately $193 million, or 27%, versus the prior year period. Acquisitions since October 1, 2012 contributed $227 million of total revenue.

EBITDA. EBITDA for our Oil and Gas segment was $162 million for the nine month period ended September 30, 2013, or 14.3% of revenue, compared to $57 million, or 8.0% of revenue, for the nine month period ended September 30, 2012, an increase of $104 million, or 182%. Higher revenues contributed approximately $60 million of incremental EBITDA. As a percentage of revenue, EBITDA improved by 630 basis points, or approximately $45 million. EBITDA margins for our Oil and Gas segment have benefited from higher margin long-haul pipeline activities, as well as improved contract pricing and project efficiencies on ongoing project work. In the prior year period, we incurred approximately $25 million of project losses on two oil and gas pipeline projects.

Electrical Transmission

Revenue. Electrical Transmission revenues were $322 million for the nine month period ended September 30, 2013, as compared with $228 million for the nine month period ended September 30, 2012, representing an increase of $94 million, or 41%. Transmission activities increased by approximately $81 million, while substation activities increased by approximately $13 million. Acquisitions since October 1, 2012 contributed $7 million of total revenue.

EBITDA. EBITDA for our Electrical Transmission segment was $27 million, or 8.4% of revenue for the nine month period ended September 30, 2013, compared to EBITDA of $31 million, or 13.6% of revenue for the nine month period ended September 30, 2012, a decrease of $4 million. The deterioration in EBITDA margins of 520 basis points, or approximately $12 million, was offset, in part, by $8 million of incremental EBITDA from higher revenues. The decrease in EBITDA margins was driven primarily by higher costs associated with certain projects.

Power Generation and Industrial

Revenue. Power Generation and Industrial revenues were $237 million for the nine month period ended September 30, 2013, compared to $527 million for the nine month period ended September 30, 2012, a decrease of $290 million, or 55%. As expected, Power Generation and Industrial segment revenues were down, driven by a decline of $424 million in wind and solar project work, offset in part by an increase of $131 million in industrial project work. Delays in the renewal of production tax credits for qualified wind facilities, which were not renewed until January 2013, resulted in lower levels of wind project activity in 2013.

EBITDA. EBITDA for our Power Generation and Industrial segment was negative $15 million for the nine month period ended September 30, 2013, compared to EBITDA of $28 million, or 5.3% of revenue for the nine month period ended September 30, 2012, a decrease of $43 million. The decrease in EBITDA is due to higher costs associated with certain projects, as well as the under-utilization of operating and overhead capacity in 2013 due to the decrease in revenues. Despite lower levels of project activity in 2013, the Power Generation and Industrial segment has maintained its labor and equipment infrastructure in anticipation of wind project growth in 2014 given the renewal of the production tax credits in January 2013. To be eligible for these tax credits, projects must be started in 2013.

Other

Revenue. Revenue from Other businesses was $9 million for the nine month period ended September 30, 2013, compared to $14 million for the nine month period ended September 30, 2012, a decrease of $5 million, or 35%. This decrease resulted from completing a project in our international division to secure a fiber optic circuit and build a central office facility.

EBITDA. EBITDA from Other businesses was $1 million, or 5.8% of revenue, for the nine month period ended September 30, 2013, compared to $2 million of EBITDA, or 12.3% of revenue, for the nine month period ended September 30, 2012, a decrease of $1 million. The decrease is primarily attributable to lower revenues, as described above.

Eliminations

Revenue. Elimination balances represent the offset to intersegment revenues that have been reflected within each reportable segment's gross revenues. For both the nine month period ended September 30, 2013 and 2012, we had $2 million of intercompany revenue between our reportable segments.

Corporate

EBITDA. EBITDA for our Corporate segment was negative $47.9 million for the nine month period ended September 30, 2013, compared to negative EBITDA of $34.5 million for the nine month period ended September 30, 2012, for a net change of approximately $13 million. We recorded a loss on debt extinguishment of approximately $6 million during the first quarter of 2013 in connection with the repurchase and redemption of our 7.625% senior notes. In addition, we recorded approximately $3 million of final legal settlement charges during the second quarter of 2013 in connection with Sintel, a legacy litigation matter, whereas in the third quarter of 2012, we recorded approximately $10 million of legal charges in connection with this matter. Other cost increases for the nine month period ended September 30, 2013 as compared with the prior year period include $6 million of incremental non-cash stock-based compensation expense and $1 million of incremental acquisition-related transaction costs. The remaining $6 million variance resulted from increases in bonus expense, bad debt expense and other administrative costs to support the growth in our business.

Foreign Operations

We have operations in Canada as well as in parts of Latin America and the Caribbean. See Note 16 - Segments and Operations by Geographic Area in the notes to the condensed unaudited consolidated financial statements, which Note is incorporated by reference herein.

Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including income from continuing operations before non-controlling interests, interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted income from continuing operations before non-controlling interests (“Adjusted Income From Continuing Operations”) and adjusted diluted earnings per share from continuing operations (“Adjusted Diluted Earnings From Continuing Operations Per Share”). All of these "adjusted" non-U.S GAAP measures exclude non-cash stock-based compensation expense, Sintel legal charges and the loss on debt extinguishment from the repurchase and redemption of our $150 million aggregate principal amount of 7.625% senior notes. See Note 12 - Stock-Based Compensation and Other Employee Benefit Plans, Note 17 - Commitments and Contingencies and Note 10 - Debt in the notes to the condensed unaudited consolidated financial statements. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our credit facility or in the indentures governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with related covenants.
We use EBITDA, Adjusted EBITDA, Adjusted Income From Continuing Operations and Adjusted Diluted Earnings From Continuing Operations Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Additionally, these measures provide a baseline for analyzing trends in our underlying business. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash to service debt, fund capital expenditures and expand our business, but management does not consider the presented non-U.S. GAAP financial measures as measures of our liquidity. While EBITDA and Adjusted EBITDA are measures of the Company's ability to generate cash, these measures exclude the cash impact of changes in the Company's assets and liabilities as well as interest and income taxes. Net cash provided by operating activities in the condensed unaudited consolidated statement of cash flows accounts for these changes in the Company's assets and liabilities.

We believe these non-U.S. GAAP measures provide meaningful information that helps investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported income from continuing operations before non-controlling interests, diluted earnings per share, continuing operations, and net cash provided by operating activities, and should be viewed in conjunction with the most comparable GAAP financial measures and the provided reconciliation thereto. We believe that these non-U.S. GAAP financial measures, when viewed with our U.S. GAAP results and the provided reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to income from continuing operations before non-controlling interests, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The table below may contain slight summation differences due to rounding.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
EBITDA Reconciliation - Continuing Operations:	2013		2012		2013		2012
Income from continuing operations before non-controlling interests	$49.9	3.9%	$36.1	3.4%	$104.8	3.3%	$79.0	2.8%
Interest expense, net	12.7	1.0%	9.4	0.9%	34.5	1.1%	27.9	1.0%
Provision for income taxes	31.7	2.5%	23.5	2.2%	65.8	2.1%	51.2	1.8%
Depreciation and amortization	37.8	3.0%	22.6	2.1%	103.1	3.3%	65.1	2.3%
EBITDA – Continuing Operations	$132.1	10.4%	$91.7	8.6%	$308.3	9.7%	$223.2	8.0%
Non-cash stock-based compensation expense	3.0	0.2%	1.2	0.1%	9.6	0.3%	3.4	0.1%
Loss on debt extinguishment	—	—%	—	—%	5.6	0.2%	—	—%
Sintel legal settlement	—	—%	9.6	0.9%	2.8	0.1%	9.6	0.3%
Adjusted EBITDA – Continuing Operations	$135.1	10.6%	$102.5	9.6%	$326.3	10.3%	$236.2	8.5%
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Nine Months Ended September 30,
	2013	2012
Total EBITDA Reconciliation:
EBITDA, Continuing operations	$308.3	$223.2
EBITDA, Discontinued operations	(8.6)	(11.8)
EBITDA, Total MasTec	$299.7	$211.4

Reconciliation to Adjusted EBITDA and to Net Cash Provided by Operating Activities, Total MasTec:
Non-cash stock-based compensation expense	9.6	3.4
Loss on debt extinguishment	5.6	—
Sintel legal settlement	$2.8	$9.6
Adjusted EBITDA, Continuing operations	$326.3	$236.2
EBITDA, Discontinued operations	(8.6)	(11.8)
Adjusted EBITDA, Total MasTec	$317.7	$224.4
Interest expense	(34.7)	(27.9)
Provision for income taxes	(62.3)	(46.6)
Non-cash stock-based compensation expense	(9.6)	(3.4)
Loss on debt extinguishment	(5.6)	—
Sintel legal settlement	(2.8)	(9.6)
Adjustments to reconcile net income to net cash provided by operating activities, excluding depreciation and amortization	23.2	14.7
Change in assets and liabilities, net of assets acquired and liabilities assumed	(100.9)	(36.9)
Net cash provided by operating activities, Total MasTec	$125.0	$114.7

Adjusted Income From Continuing Operations and Adjusted Diluted Earnings From Continuing Operations Per Share

The table below reconciles Adjusted Income From Continuing Operations and Adjusted Diluted Earnings From Continuing Operations Per Share with reported income from continuing operations before non-controlling interests and reported diluted earnings per share, continuing operations, the most directly comparable U.S. GAAP financial measures.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
	Income From Continuing Operations Before Non-controlling Interests	Diluted Earnings Per Share, Continuing Operations	Income From Continuing Operations Before Non-controlling Interests	Diluted Earnings Per Share, Continuing Operations	Income From Continuing Operations Before Non-controlling Interests	Diluted Earnings Per Share, Continuing Operations	Income From Continuing Operations Before Non-controlling Interests	Diluted Earnings Per Share, Continuing Operations
	(in millions)		(in millions)		(in millions)		(in millions)
Reported U.S GAAP measure	$49.9	$0.59	$36.1	$0.45	$104.8	$1.24	$79.0	$0.97
Non-cash stock-based compensation expense (a)	1.8	0.02	0.7	0.01	5.9	0.07	2.0	0.02
Loss on debt extinguishment (b)	—	—	—	—	3.5	0.04	—	—
Sintel legal settlement (c)	—	—	5.8	0.07	1.7	0.02	5.8	0.07
Adjusted non-U.S. GAAP measure	$51.8	$0.61	$42.7	$0.54	$115.9	$1.37	$86.8	$1.06

(a)
Represents the after tax expense and corresponding diluted per share impact related to non-cash stock-based compensation expense. The tax effect was calculated using the effective tax rate from continuing operations for the respective periods.

(b)
Represents the after tax expense and corresponding diluted per share impact related to loss on debt extinguishment associated with the repurchase and redemption of our 7.625% senior notes in the first quarter of 2013. The tax effect was calculated using the effective tax rate from continuing operations for the respective periods.

(c)
Represents the after tax expense and corresponding diluted per share impact related to the final Sintel legal settlement charge recorded in the second quarter of 2013 and the related charge recorded in the third quarter of 2012. The tax effect was calculated using the effective tax rate from continuing operations for the respective periods.

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
Capital Expenditures. We estimate that we will spend approximately $120 million in 2013 on capital expenditures, and in addition, we expect to incur between $110 million and $120 million of equipment purchases under capital lease or other financing arrangements. For the nine month period ended September 30, 2013, we spent approximately $101 million on capital expenditures, and incurred approximately $106.8 million of equipment purchases under capital lease and other financing arrangements. Actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future. In addition, we expect to continue to sell older equipment as we upgrade to new equipment.
Earn-out Payments. In most of our recent acquisitions, we have agreed to pay earn-out payments to the sellers, generally based on the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of September 30, 2013 is approximately $177 million. Of this amount, $26 million represents the liability for earn-out obligations that have already been earned. The remainder, $151 million, is management's estimate of potential future earn-out obligations, both current and long-term, that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned.
During the three month period ended September 30, 2013, we made no cash payments related to earn-out obligations. During the three month period ended September 30, 2012, we made cash payments of $0.3 million related to earn-out obligations. During the nine month periods ended September 30, 2013 and 2012, we made cash payments of $12.8 million and $16.2 million, respectively, related to earn-out obligations. See Note 3 – Acquisitions in the notes to the condensed unaudited consolidated financial statements.
Income Taxes. Our cash tax payments increased to $49.7 million for the nine month period ended September 30, 2013 from $37.2 million for the nine month period ended September 30, 2012. Quarterly tax payments are based on estimates of full year taxable income activity and estimated tax rates. Our cash tax payments increased for the nine month period ended September 30, 2013 due primarily to the fact that we expect to have higher taxable income in 2013 from higher expected earnings.

Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year and, we generally experience seasonal working capital needs from approximately April through October to support growth in accounts receivable, and to a lesser extent, inventory. Working capital needs tend to increase when we commence large amounts of work due to the fact that payroll and certain other costs, including inventory, are required to be paid before the receivables resulting from work performed are billed and collected. Timing of project close-outs can contribute to changes in unbilled revenue. Accounts receivable balances increased in the nine month period ended September 30, 2013, from $877 million as of December 31, 2012 to $1.2 billion as of September 30, 2013, driven both by higher revenues as well as an increase in days sales outstanding, as discussed within the Summary of Financial Condition, Liquidity and Capital Resources below. Inventory balances have decreased from $84 million as of December 31, 2012 to $63 million as of September 30, 2013.
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
2011 Convertible Notes - Settlements. As of September 30, 2013, our common stock trading price was higher than the conversion prices of our 2011 Convertible Notes. Currently, we intend to settle the principal amounts of our 2011 Convertible Notes upon any conversion thereof in cash. As of September 30, 2013, we had outstanding $202.3 million aggregate principal amount of our 2011 Convertible Notes. Notwithstanding our present intention to settle conversions of our 2011 Convertible Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility. As of September 30, 2013, these restrictions would not have limited our ability to settle the 2011 Convertible Notes in cash. See Summary of Financial Condition, Liquidity and Capital Resources below for discussion pertaining to our Credit Facility.
Summary of Financial Condition, Liquidity and Capital Resources
There were no changes in general U.S. and global economic conditions since December 31, 2012 that have had a significant impact on our overall financial position, results of operations or cash flows for the nine month period ended September 30, 2013. Given the generally good credit quality of our customer base, we do not expect collection issues that would materially impact our liquidity in the next twelve months. In addition, as a result of our current capital structure, including our credit facility, we do not anticipate that current overall capital market conditions will materially impact our liquidity. We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.
Sources and Uses of Cash
As of September 30, 2013, we had approximately $450 million in working capital, defined as current assets less current liabilities, compared to approximately $336 million as of December 31, 2012, an increase of $114 million. Total cash and cash equivalents of approximately $3 million as of September 30, 2013 decreased by $24 million from total cash and cash equivalents of $27 million as of December 31, 2012.
Sources and uses of cash are summarized below (in millions)

	For the Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$125.0	$114.7
Net cash (used in) provided by investing activities	$(253.1)	$35.4
Net cash provided by (used in) financing activities	$104.3	$(159.3)

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but it can also be influenced by working capital needs, such as the timing of billings and collections of receivables and the settlement of payables and other obligations. A portion of working capital assets is typically converted to cash in the first quarter. Conversely, working capital needs generally increase from April through October due to the seasonality of our business. Cash provided by operating activities for the nine month period ended September 30, 2013 increased to $125 million from $115 million of cash provided by operating activities for the same period in 2012, an increase of $10 million. Net income increased by $29 million. The impact of changes in non-cash adjustments was an increase of $46 million, driven largely by increases in depreciation and amortization of $37 million. Net changes in assets and liabilities had a negative impact of $64 million, primarily related to use of cash for working capital, primarily growth in accounts receivable.
Days sales outstanding for our continuing operations as of September 30, 2013 was 89, as adjusted for businesses acquired in the third quarter of 2013, as compared with days sales outstanding of 83 as of December 31, 2012, as adjusted for businesses acquired in December 2012. Days sales outstanding for our continuing operations, net of billings in excess of costs and earnings, and as adjusted for acquired businesses, was 81 as of September 30, 2013 and 71 as of December 31, 2012. The increase in days sales outstanding is largely attributable to timing of collections on certain projects. Changes in project and customer mix have also contributed to the increase in days sales outstanding. We do not currently anticipate collection issues related to our outstanding accounts receivable balances, and we continue to actively bill and collect outstanding amounts in a timely manner.
Investing Activities. Net cash used in investing activities increased by $288 million to $253 million for the nine month period ended

September 30, 2013 from $35 million of cash provided by investing activities for the nine month period ended September 30, 2012. Current year acquisitions contributed $142 million of the increase. Also contributing to the year over year increase in cash used in investing activities is a reduction in cash proceeds from disposed businesses of $102 million, driven by $97.7 million of net proceeds received from the sale of our DirectStar business in the second quarter of 2012. Additionally, our capital expenditures have increased in 2013. We spent $101 million on capital expenditures for the nine month period ended September 30, 2013, an increase of $51 million as compared with the same period in the prior year. Capital expenditures have increased to support growth, primarily in our oil and gas segment, which generally requires higher levels of capital investment, as well as from growth in our Electrical Transmission segment.
Financing Activities. Cash provided by financing activities for the nine month period ended September 30, 2013 was $104 million, as compared with cash used in financing activities of $159 million for the nine month period ended September 30, 2012, an increase of $264 million. The increase in cash provided by financing activities was driven principally by the proceeds from our issuance of $400 million aggregate principal amount of 4.875% Senior Notes in March 2013, partially offset by the repurchase and redemption of our $150 million aggregate principal amount of 7.625% Senior Notes. Additionally, net repayments of outstanding balances on our Credit Facility were $44 million higher in the nine month period ended September 30, 2013 as compared with 2012. Cash provided from financing activities for the nine month period ended September 30, 2013 also benefited from a decrease of $75 million in cash used for purchases of treasury stock in 2012.
Credit Facility
We have a $600 million senior secured revolving credit facility (the "Credit Facility") maturing on August 22, 2016. See discussion in Note 10 - Debt in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for terms and conditions associated with our Credit Facility, and Note 10- Debt in the notes to the condensed unaudited consolidated financial statements for current period balances and discussion.
On October 29, 2013, we entered into an Amendment to our Credit Facility, which, among other things, extended the maturity to October 2018 and increased the revolving commitments available thereunder from $600 million to $750 million, of which up to $100 million may be borrowed in Canadian dollars.  Additionally, the Amendment increased the amount available for letters of credit from $350 million to $450 million and the amount available for swing line loans from $50 million to $75 million.  The Amendment also reduced the rates applicable to the commitments, borrowings and letters of credit under the Credit Facility.
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
Book Overdrafts
As of September 30, 2013, book overdrafts totaled $17.8 million.
Issuance of 4.875% Senior Notes and Repurchase and Redemption of 7.625% Senior Notes
In March 2013, we issued $400 million of 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”) in a registered public offering and repurchased and redeemed our 7.625% Senior Notes. See Note 10 - Debt in the Notes to the condensed unaudited consolidated financial statements for additional information.
Senior Convertible Notes
2011 Convertible Notes
We have $202.3 million principal amount of 2011 Convertible Notes. See discussion in Note 10 - Debt in the Notes to the condensed unaudited consolidated financial statements, which Note is incorporated by reference herein, and Note 10 - Debt in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.
If the average price per share of our common stock the 2011 Convertible Notes exceeds the respective conversion prices of the 2011 Convertible Notes, the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Our average share price exceeded the conversion prices of the 2011 Convertible Notes for the three and nine month periods ended September 30, 2013. See Note 2 – Earnings Per Share and Note 10 – Debt in the notes to the condensed unaudited consolidated financial statements. The number of premium shares included in our diluted share count will vary with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods.
2009 Convertible Notes
As of September 30, 2013, an aggregate principal amount of $12.6 million of 2009 Convertible Notes was outstanding. See discussion in Note 10 - Debt in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.
Acquisition Debt

In connection with certain acquisitions, we have entered into or assumed certain debt and/or capital lease obligations. As of September 30, 2013, $31.3 million of this acquisition-related debt remained outstanding.
Debt Guarantees and Covenants
The 2011 Convertible Notes and 2009 Convertible Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of our Credit Facility or other outstanding indebtedness.  The 4.875% Senior Notes are guaranteed on an unsecured, unsubordinated joint and several basis by MasTec's 100%-owned direct and indirect domestic subsidiaries that guarantee the Credit Facility. See Note 20 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information in the notes to the condensed unaudited consolidated financial statements.
We were in compliance with all provisions and covenants pertaining to our outstanding debt instruments as of September 30, 2013.
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
Refer to Note 17 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements for current period details pertaining to our off balance sheet arrangements, which Note is incorporated by reference herein.
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
Interest Rate Risk
Interest on outstanding revolving loans under our Credit Facility, as amended, accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of September 30, 2013, we had $36.4 million outstanding revolving loans under our Credit Facility with a weighted average interest rate of 3.93%. Interest on letters of credit issued under our Credit Facility accrued at either 1.125% or 2.25% per annum as of September 30, 2013 based on the type of letter of credit issued. A 100 basis point increase in the interest rate applicable to revolving loans under our Credit Facility would not have had a material impact on our results of operations for the three or nine month periods ended September 30, 2013.
As of September 30, 2013, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% senior notes, $115 million aggregate principal amount of 4.0% senior convertible notes, $100 million aggregate principal amount of 4.25% senior convertible notes and $53.9 million of notes payable for equipment, which had a weighted average interest rate of approximately 3.5%. None of this debt subjects us to interest rate risk.
Foreign Currency Risk
We have foreign operations in Canada, as well as in parts of Latin America and the Caribbean. For the three month period ended September 30, 2013, we had foreign currency translation gains of $2.9 million, and for the nine month period ended September 30, 2013, we had foreign currency translation losses of $3.8 million, relating primarily to our Canadian operations, which were recorded as a component of other comprehensive income. Our Canadian presence has grown in recent years due to acquisitions. If we continue to expand our operations outside of the United States, our exposure to fluctuations in foreign currency exchange rates could increase in the future.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of September 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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
Except as set forth below, there have been no material changes to any of the risk factors disclosed in our recently filed Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q.
Risks Related to Our Business
We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.
For the nine month period ended September 30, 2013, we derived approximately 18%, 15% and 14% of our revenue from continuing operations from AT&T, DIRECTV® and Enbridge, Inc., respectively. For the nine month period ended September 30, 2012, we derived approximately 17% and 17% of our revenue from continuing operations from AT&T and DIRECTV®, respectively. In addition, our ten largest customers accounted for approximately 69% and 66% of our revenue from continuing operations for the nine month periods ended September 30, 2013 and 2012, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, our results of operations, cash flows and liquidity could be negatively affected if these customers reduce the amount of business they provide to us, or if we complete the required work on our projects for these customers and cannot replace them with similar projects. Approximately 51% of our revenue from continuing operations was derived from non-recurring project specific work for the nine month period ended September 30, 2013, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1 through July 31	—	$—	—	$—
August 1 through August 31	70,085	$33.31	—	$—
September 1 through September 30	—	$—	—	$—
Total	70,085		—

(1)	Reflects shares repurchases associated with certain employee elections under compensation and benefit programs.

ITEM 5.     OTHER INFORMATION

On October 29, 2013, the Company, together with certain of the Company’s subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, and the other lenders party thereto, entered into an amendment (the “Amendment”) to the Company’s Third Amended and Restated Credit Agreement, dated as of August 22, 2011 (as amended by the Amendment, the “Credit Agreement”).
Pursuant to the Amendment, the senior secured revolving commitments under the Credit Agreement have been increased from $600.0 million to $750.0 million, of which up to $100.0 million may be borrowed in Canadian dollars. Additionally, the amount available for letters of credit has been increased from $350.0 million to $450.0 million, the letter of credit sublimit that may be used for letters of credit denominated in Canadian dollars has been increased from $25.0 million to $50.0 million, and the amount available for swing line loans has been increased from $50.0 million to $75.0 million. Additionally, the Credit Agreement’s maturity date has been extended from August 22, 2016 to October 29, 2018.
Under the Credit Agreement, the Company has the option to increase the revolving commitments and/or establish additional term loan tranches from time to time in an aggregate amount of up to $250.0 million. These additional term loan tranches may, subject to certain terms and conditions described in the Credit Agreement, rank equal or junior in respect of right of payment and/or collateral to the senior secured revolving credit facility and may, subject to certain limitations described in the Credit Agreement, have terms and pricing that differ from the senior secured revolving credit facility.
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (a) a Eurocurrency Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 2.00% (a reduction from 1.50% to 2.50% prior to the Amendment) or (b) a Base Rate (as described below) plus a margin of 0.00% to 1.00% (a reduction from 0.50% to 1.50% prior to the Amendment). Financial standby letters of credit and commercial letters of credit issued under the Credit Agreement are subject to a letter of credit fee of 1.00% to 2.00% (a reduction from 1.50% to 2.50% prior to the Amendment), and performance standby letters of credit are subject to a letter of credit fee of 0.50% to 1.00% (a reduction from 0.75% to 1.25% prior to the Amendment). The Company must also pay a commitment fee to the lenders of 0.20% to 0.40% (a reduction from 0.25% to 0.45% prior to the Amendment) on any unused availability under the Credit Agreement. In each of the foregoing cases, the applicable margin or fee is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the then most recent fiscal quarter. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the Credit Agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.
As previously reported, the Credit Agreement is guaranteed by certain subsidiaries of the Company (the “Subsidiary Guarantors”) and the obligations under the Credit Agreement are secured by substantially all of the Company’s and the Subsidiary Guarantors’ respective assets, subject to certain exceptions.
Under the Credit Agreement, if the Loan Party EBITDA (as defined in the Credit Agreement) as of the last four consecutive fiscal quarters does not represent at least 70% (the “70% Guaranty Threshold”) of the Adjusted Consolidated EBITDA (as defined in the Credit Agreement) for such period, then the Company must designate additional subsidiaries as Subsidiary Guarantors, and cause them to join the applicable guaranty and security agreements to the Credit Agreement. The 70% Guaranty Threshold represents a reduction from the 80% threshold applicable prior to the Amendment. Additionally, any domestic subsidiary with consolidated EBITDA of at least 15% of the Adjusted Consolidated EBITDA (as defined in the Credit Agreement) must become a Subsidiary Guarantor and join the applicable guaranty and security agreements, which represents an increase from the 10% threshold applicable prior to the Amendment.
As amended, the Credit Agreement continues to require that the Company maintain a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00; however, the Credit Agreement now provides that, for purposes of calculating the Consolidated Leverage Ratio, funded indebtedness will exclude all undrawn standby performance letters of credit. Additionally, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $50,000,000 occurs during a fiscal quarter, the Company has the right to permit the Consolidated Leverage Ratio to exceed 3.50 to 1.00 during such fiscal quarter and the subsequent two fiscal quarters so long as the Consolidated Leverage Ratio does not exceed 3.75 to 1.00 at any time during such period. Such right may be exercised no more than two times during the term of the Credit Agreement.
Subject to customary exceptions and baskets, the Credit Agreement limits the borrowers’ and the Subsidiary Guarantors’ ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, capital expenditures, asset sales, debt prepayments, lien incurrence and the making of distributions or repurchases of capital stock. However, distributions payable solely in capital stock are permitted.
The Credit Agreement provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies upon an Event of Default (as defined in the Credit Agreement), including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Agreement obligations.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1* +	Split-Dollar Agreement between MasTec, Inc. and Jorge Mas dated October 16, 2013
12.1*	Computation of Ratio of Earnings to Fixed Charges
23.2*	Consent of Independent Valuation Firm
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
______________

*	Filed herewith.

+	Management contract or compensation plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: October 31, 2013
/s/ JOSE R. MAS
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. ROBERT CAMPBELL
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)