Form 10-K
period 2013-12-31
MASTEC INC
filed 2014-02-27
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
☒ Large accelerated filer        ☐ Accelerated filer    ☐ Non-accelerated filer        ☐ Smaller reporting company
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☒
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.0 billion (based on a closing price of $32.90 per share for the registrant’s common stock on the New York Stock Exchange on June 28, 2013).
There were 77,322,333 shares of common stock outstanding as of February 24, 2014.
The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2013 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Cautionary Statement Regarding Forward-Looking Statements
MasTec, Inc. ("we," "our," "us," "the Company" or "MasTec") is making this statement pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. We make statements in this Annual Report on Form 10-K and in the documents that we incorporate by reference into this Annual Report that are forward-looking. When used in this Annual Report or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. They also include statements regarding:

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
These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:

•
the effect of economic downturns on demand for our services, reduced capital expenditures by our customers, reduced financing availability, customer consolidation and technological and regulatory changes in the industries we serve;

•	market conditions, technological developments and regulatory changes that affect us or our customers’ industries;

•	the activity in the oil and gas and electricity industry and the expenditure levels impacted by the trends in electricity, oil, natural gas and other energy source prices;

•	the highly competitive nature of our industry;

•	our ability to accurately estimate the costs associated with our fixed price and other contracts, including any material changes in estimates for completion of projects;

•	our ability to manage projects effectively and in accordance with our estimates;

•	the timing and extent of fluctuations in geographic, weather and operational factors affecting our customers, projects and the industries in which we operate;

•	the ability of our customers, including our largest customers, to terminate or reduce the amount of work, or in some cases, the prices paid for services on short or no notice under our contracts;

•	customer disputes related to our performance of services;

•	any material changes in estimates for legal costs or case settlements or adverse determinations on any claim, lawsuit or proceeding;

•	disputes with, or failures of, our subcontractors to deliver agreed-upon supplies or services in a timely fashion;

•	our ability to replace non-recurring projects with new projects;

•	our dependence on a limited number of customers;

•	the adequacy of our insurance, legal and other reserves and allowances for doubtful accounts;

•	risks related to acquisitions and joint ventures;

•	the outcome of our plans for future operations, growth and services, including business development efforts, backlog, acquisitions and dispositions;

•	our ability to maintain a workforce based upon current and anticipated workloads;

•
our ability to attract and retain qualified personnel, key management and skilled employees, including from acquired businesses, and our ability to enforce any noncompetition agreements, integrate acquired businesses within expected timeframes and achieve the revenue, cost savings and earnings levels from such acquisitions at or above the levels projected;

•	any exposure resulting from system or information technology interruptions or data security breaches;

•
the impact of U.S. federal, local or state tax legislation and other regulations affecting renewable energy, electricity prices, electrical transmission, oil and gas production, broadband and related projects and expenditures;

•	the effect of state and federal regulatory initiatives, including costs of compliance with existing and future safety and environmental requirements;

•	increases in fuel, maintenance, materials, labor and other costs;

•	the impact of being required to pay our subcontractors even if our customers do not pay;

•	fluctuations in foreign currencies;

•
risks associated with operating in international markets, which could restrict our ability to expand globally and harm our business and prospects or any failure to comply with laws applicable to our foreign activities;

•	risks associated with potential environmental issues and other hazards from our operations;

•	the impact of any unionized workforce on our operations, including labor availability and relations;

•	liabilities associated with multi-employer pension plans, including underfunding and withdrawal liabilities, for our operations that employ unionized workers;

•	restrictions imposed by our credit facility, senior notes, convertible notes and any future loans or securities;

•	our ability to obtain performance and surety bonds;

•	a small number of our existing shareholders have the ability to influence major corporate decisions;

•
any dilution or stock price volatility that shareholders may experience in connection with shares we may issue as consideration for earn-out obligations or as purchase consideration in connection with past or future acquisitions, or as a result of conversions of convertible notes or other stock issuances;

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
Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, such as: petroleum and natural gas pipeline infrastructure; wireless, wireline and satellite communications; electrical utility transmission and distribution; power generation; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and, as of December 31, 2013, we had approximately 13,450 employees and 380 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past five years.

We provide our services to a diversified base of customers. We often provide services under multi-year master service and other service agreements, which are generally multi-year agreements. The remainder of our work was generated pursuant to contracts for specific projects or jobs that require the construction or installation of an entire infrastructure system or specified units within an infrastructure system. Revenues from non-recurring, project specific work may experience greater variability than master service agreement work due to the need to replace the revenue as projects are completed. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.
We have actively pursued a diversification and expansion strategy in recent years. This strategy has deepened our presence and expanded our service offerings in key markets, including: natural gas, natural gas liquids and petroleum pipeline; electrical transmission; and wireless services, among others. In addition to integration and growth opportunities associated with our diversification and expansion strategy, we also seek opportunities to expand our geographic presence and to expand our traditional business areas, such as telecommunications and install-to-the-home services. For discussion of our recent acquisitions, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business," which is incorporated herein by reference. We have also divested certain businesses or assets due to, among other things, their respective performance or fit within our long-term business strategy. See discussion of recently discontinued businesses in Note 4 - Discontinued Operations in the notes to the audited consolidated financial statements, which is incorporated herein by reference.
We present our continuing operations under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline communications and install-to-the-home. We perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through the Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves the energy and utility end-markets and other end-markets through the installation and construction of conventional and renewable power plants, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other category primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.

Customer revenues by segment for the periods indicated were as follows (in millions):

	Years Ended December 31,
Reportable Segment:	2013		2012		2011
Communications	$1,962.6	45%	$1,772.7	48%	$1,635.1	58%
Oil and Gas	1,628.8	38%	959.0	26%	774.3	27%
Electrical Transmission	428.8	10%	312.2	8%	198.3	7%
Power Generation and Industrial	294.3	7%	668.1	18%	219.6	8%
Other	12.3	—	16.7	—	4.8	—
Eliminations	(2.0)	—	(1.9)	—	(0.8)	—
Consolidated revenue	$4,324.8	100%	$3,726.8	100%	$2,831.3	100%

See Note 15 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated herein by reference, for operating results and financial position by segment.
Industry Trends
Our industry is composed of national, regional and local companies that provide services to customers in a range of industries.
We believe the following industry trends affect demand for our services:
Increased Demand for Wireless and Fiber Communications Network Services
Demand for faster and more robust wireless and fiber communications network services has increased significantly with the proliferation of high-speed internet connectivity, broadband, data transmission, video and music download services, high definition television and other advanced digital and video services. Data usage over wireless and fiber communications networks is rapidly increasing as more consumers surf the web, check email and watch video on mobile devices. Smartphones, laptops, tablets and other mobile devices have become increasingly important to consumers. In its 2014 Global Mobile Data Traffic Forecast Update, Cisco Systems, Inc. predicted that mobile data traffic will increase 11-fold by 2018. Cisco also predicted that 4G wireless service will be used for only 15 percent of connections, but will represent 51 percent of total traffic and that 4G connections will generate 6 times more traffic, on average, than non-4G connections and will grow 18-fold by 2018. Additionally, the report predicts that by 2018, mobile-connected tablets will generate double the traffic generated by the entire global mobile network in 2013.
Service providers continue to upgrade the capacity and performance of their fiber communications and wireless networks and are deploying competing networks using new technologies to serve this developing market and the ever-increasing need for more bandwidth and faster data delivery services. Additionally, declining equipment costs and expanded capabilities of wireline and wireless network equipment have incentivized investment. At the same time, major regional and rural telecommunication companies are upgrading their networks from copper line to fiber optic line in order to enhance their ability to provide customers with bundled services that include video, voice and data. Similar dynamics of providers seeking to improve their offerings are prevalent in the cable and satellite markets as well.
Increased Demand for Pipeline Infrastructure
Recent improved access to shale formations as a result of technological advances and improved economics has resulted in significant increases in petroleum industry estimates of available North American oil and natural gas reserves. Technological advances in horizontal drilling and hydraulic fracturing have made access to natural gas easier and cheaper, have led to a drilling boom in recent years and have caused an increase in natural gas reserves.

The sharp increase in drilling activity from oil and gas shales has enormous implications for the construction of oil, gas and natural gas liquids pipelines over the next two decades. According to the International Energy Agency World Energy Outlook 2013, the advances in technologies for oil and gas drilling and completion have created an energy boom in the U.S., which, subject to regulatory considerations pertaining to the export of natural gas, could lead to the U.S. becoming a net exporter of natural gas and liquid fuels by 2019 and the mid-2030s, respectively.
According to the U.S. Energy Information Administration's December 2012 "Energy in Brief," shale gas production has doubled since 2009 and is expected to almost double again by 2040. Additionally, the percentage of shale gas to total gas production is expected to rise to over 50% by 2040. The drilling and completion technology advancements have also positively affected exploration and production in the oil shale regions and the liquids-rich areas of the gas shale basins, where crude and high-value gas liquid by-products can be produced with gas. As a result, expanded long-term opportunities for liquids pipelines are predicted in the Bakken, Eagle Ford, Permian, Western Marcellus, Utica and other liquids-rich shale basins. Natural gas is one of the cleanest burning hydrocarbon fuels and is in demand because of its relative cost advantage over other fossil fuel sources. Higher availability of low-cost natural gas supplies could substantially increase gas-fired electric generating plant additions, changing the North American fuel mix while increasing dependency on a single, largely domestic fuel type. According to the 2013 NERC Long-Term Reliability Assessment, natural gas is projected to be the fastest growing source of fuel for electric power generation during the next ten years. Gas-fired plants are typically easy to construct, require little lead-time, and emit less carbon dioxide and are generally less expensive to construct when compared to coal and oil fired generation facilities. Federal and certain state regulations often make the siting and construction of coal fired power plants extremely difficult or in some cases, virtually impossible, due to environmental and emissions concerns. These trends are anticipated to continue, which could further increase the expected number of new build natural gas plants or coal plant conversions. We also believe that U.S. energy policy goals will continue to promote domestic sources of energy in order to reduce U.S. dependence on foreign energy sources, both for economic and national security reasons. Drilling continues at high levels, especially for oil and gas and natural gas liquids.
As result of these factors, the level of natural gas pipeline construction activity in the United States and Canada is expected to remain high. We believe that as new shale oil and gas reserves are developed, the demand for additional pipeline transport projects will grow.
We believe we are one of the leading pipeline contractors in the North America. Our service offerings include the construction and maintenance of large diameter pipeline, mid-stream pipeline, gathering pipelines, compressor and pumping stations and treatment plants. We anticipate that increased demand for pipeline infrastructure should provide robust pipeline, power generation and heavy industrial construction opportunities and that our diverse capabilities and expertise in these sectors will enable us to be a leading player in this growing market.
Inadequacy of Existing Electrical Power Transmission and Distribution Networks
The U.S. electrical transmission and distribution infrastructure requires significant ongoing maintenance, upgrade and expansion to manage power line congestion and avoid delivery failures. Demand for electricity is expected to grow as the economy recovers and as the population grows. Regional shifts in population and industry, driven in part by the oil and gas drilling boom in the U.S. and the resulting energy supply and global price advantages, may also create pockets of demand for increased transmission and distribution build and upgrades. Additionally, investment in new transmission lines may be required to connect new renewable energy generation projects, which are typically in remote areas, to the electrical grid. According to the 2013 Annual Energy Outlook published by the Department of Energy's ("DOE") Energy Information Administration, the U.S. population will increase by about 29% from 2011 to 2040, with energy consumption increasing by 10%. NERC estimates that 21,800 circuit miles will be added to the electrical transmission system from 2014 through 2023 in its 2013 Long-Term Reliability Assessment. Significant capital investment in the U.S. transmission and distribution system will be required to meet the needs of the growing population as well as the projected increase in use of renewable energy power resources.
In addition to projects aimed at increasing electrical power transmission capacity and integration of new renewable energy resources, efforts to modernize the existing transmission system are also expected. The category of projects using digital technology to improve reliability, security and efficiency of the electric system are known as “Smart Grid” projects.
We believe that spending levels will continue to increase as utility companies work to address infrastructure maintenance, reliability and capacity requirements, as well as future reliability standards and state mandated renewable portfolio standards.
Renewable Energy Projects
The desire to decrease the U.S. dependence on foreign oil imports and the focus on a clean environment have created demand for more domestic, environmentally sensitive electrical power production, such as wind and solar collection farms. Currently, approximately 36 states as well as the District of Columbia and Puerto Rico have adopted renewable portfolio standards or goals. NERC’s 2013 Long-Term Reliability Assessment projected approximately 46,500 megawatts (“MW”) of new wind and solar capacity over the next ten years. We have expertise in wind, solar and industrial plant construction, and expect to be a leading player in renewable energy infrastructure projects.

The renewable energy industry is reliant on federal and state tax incentives.  The American Recovery and Reinvestment Act ("ARRA") was enacted in February 2009 and contained federal tax incentives applicable to the renewable energy industry. Certain key renewable energy provisions contained in the ARRA were extended in December 2010 and again in January 2013 by the American Taxpayer Relief Act (the “ATRA”). These provisions should have a positive impact on our customers' spending in a number of important areas and offer additional incentives that should benefit our business. One of the federal tax incentives contained in the ATRA is the extension of the production tax credit for wind projects that have commenced construction before January 1, 2014 and generally must be completed by December 31, 2015. The production tax credit provides the owner of a U.S. wind facility with a ten-year credit against its federal income tax obligations based on the amount of electricity produced at a qualifying facility by the owner and sold to unrelated parties during that period. The current production tax credit rate is 2.3 cents per kilowatt hour of electricity produced at a qualified wind energy facility. The wind industry will be negatively impacted, however, if the production tax credit is not extended further. The federal and state tax incentives have a finite duration, and efforts to extend or renew such incentives may not be successful.  However, solar projects will continue to be eligible for the investment tax credit as long as the project is placed in service prior to January 1, 2017.

                The accelerated tax depreciation provision for certain renewable energy generation assets (namely, certain equipment that uses solar or wind energy or energy from geothermal deposits or biomass) provides for a five year depreciable life for these assets, rather than the longer depreciable lives of many non-renewable energy assets.
See Item 1A. "Risk Factors - The renewable energy industry is heavily reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our services.”

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
Competitive Strengths
Our competitive strengths include:
Diverse Customer Relationships. We serve a diversified customer and industry base. Our customers include some of the largest communications, utility and power generation companies in North America. We have longstanding relationships and have developed strong alliances with many of our customers, and we strive to maintain these customer relationships and our status as a preferred vendor to our customers. As a result of our diversification, we believe it is unlikely that a single customer will account for greater than 25% of our revenue in the foreseeable future.
North American Footprint. Including our predecessor companies, we have been in business for more than 80 years and are one of the largest companies in the infrastructure construction services industry, with approximately 380 locations and 13,450 employees, operating primarily throughout North America. We offer consistent, comprehensive infrastructure services to our customers and believe that our experience, technical expertise, geographic reach and size are important to our customers.
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
Reputation for Reliable Customer Service and Technical Expertise. Over the years, we have established a reputation for quality customer service and technical expertise. Our reputation gives us an advantage in competing for new work, both from existing as well as potential customers. In addition, we have broad capabilities and expertise in the areas of communications, pipeline, electrical utility, power generation and heavy industrial infrastructure.
Experienced Management Team. Our management team plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business, integrating acquired businesses and managing the financial aspects of our operations. Our chief executive officer, chief operating officer and business unit presidents have broad industry experience and a deep understanding of our customers and their requirements. Generally, key management personnel of recently acquired businesses continue to work for us under long-term employment agreements or services agreements.
Strategy
The key elements of our business strategy are as follows:
Focus on Growth Opportunities. We believe that our end markets offer compelling growth opportunities, and we expect increased spending by key customers in the industries we serve. We expect development of natural gas, natural gas liquids and petroleum pipeline infrastructure, expansion of wireless and fiber optic network infrastructure, electrical transmission capacity and distribution grid expansion and upgrades, development of power generation infrastructure, including renewable energy sources such as wind farms and solar farms, and heavy industrial projects to be areas of high investment and opportunity in the coming years. We intend to use our broad geographic presence, technical expertise, financial and operational resources, customer relationships and full range of services to capitalize on these trends and grow our business.
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
Maintain Conservative Capital Structure. We have increased our financial resources in recent years. We repurchased and redeemed our $150 million principal amount of 7.625% senior notes due 2017 and issued $400 million principal amount of 4.875% senior notes due 2023 in the first quarter of 2013. In the fourth quarter of 2013, we amended our credit facility to expand our borrowing capacity from $600 million to $750 million. We evaluate our capital structure on an ongoing basis and may consider opportunities to refinance, repurchase or retire outstanding debt or repurchase equity in the future.
Leverage Performance and Core Expertise Through Strategic Acquisitions, Alliances and/or Selected Divestitures. We may pursue selected acquisitions, investments and strategic alliances that will allow us to expand our operations into targeted geographic areas or continue to expand our service offerings in related fields. We have diversified our business and expanded our service offerings and geographical footprint through numerous acquisitions in the last few years. Our strategy includes timely and efficient integration of acquisitions to best fit into our internal control environment and to maximize the potential of acquired businesses. We may also divest certain businesses or assets due to performance or fit within our long-term business strategy.
Services
Our core services are the engineering, building, installing, maintaining and upgrading of infrastructure for communications, utility and power generation customers. We provide similar services to each of these customers, including:
Build. We build infrastructure projects for customers across a range of industries. We specialize in building natural gas, crude oil and refined product transport pipelines; underground and overhead distribution systems, including trenches, conduits, cable and power lines, which provide wireless and wireline communications; electrical power generation, transmission and distribution systems; power generation infrastructure, including renewable energy; heavy industrial plants; and compressor and pump stations and treatment plants.
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
Maintain and Upgrade. We offer 24 hour/365 day a year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities, networks and infrastructure, including natural gas and petroleum pipeline, communications, electrical distribution and transmission and power generation infrastructure. We also provide emergency services for accidents or storm damage. Our upgrade work ranges from routine replacements and upgrades to major overhauls.
Customers
We have longstanding relationships with many customers, and often provide services under master service and other service agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice. For the years ended December 31, 2013, 2012 and 2011, 45%, 43% and 55% of our revenue, respectively, was derived from projects performed under master service and other service agreements.
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
We believe that our industry experience, technical expertise and reputation for customer service, as well as the relationships developed between our customers and our senior management and project management teams are important to our being retained by our customers. See Note 15 - Segments and Related Information and Note 16 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated herein by reference, for significant customer concentrations.

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

Reportable Segment:	December 31, 2013	September 30, 2013	December 31, 2012
Communications	$2,848	$2,814	$2,521
Oil and Gas	642	639	220
Electrical Transmission	418	441	453
Power Generation and Industrial	205	61	147
Other	14	14	17
Estimated 18-month backlog	$4,127	$3,969	$3,358

We expect to realize approximately 74% of our year end 2013 backlog in 2014. While our backlog estimates include amounts under master service and other service agreements, our customers are not contractually committed to purchase a minimum amount of services under these agreements, most of which can be canceled on short or no advance notice. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenues for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors. These changes could cause estimated revenues to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenues and earnings.
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
We have developed a marketing plan emphasizing the MasTec® registered service mark and trade names of certain acquired companies, as well as an integrated service offering to position ourselves as a provider of a full range of service solutions, providing services ranging from basic installation to sophisticated engineering, design and integration. We believe our longstanding relationships with customers and our reputation for reliability and efficiency facilitate our recurring business. Our marketing efforts are principally carried out by the management of our business units and project groups in coordination with our corporate marketing organization. Our management team has many years of industry experience, both at the service provider level and in some cases with the customers we serve. Our business unit and project group managers market directly to existing and potential customers for new contracts and also seek our inclusion on lists of vendors invited to submit proposals for service agreements and individual projects. Our executive management supplements these efforts at the national level.
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
Our business involves the use of heavy equipment, and exposure to various workplace conditions that can be dangerous. While we are committed to operating safely and prudently, we are subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. Our insurance policies are subject to high deductibles and we are self-insured up to the amount of the deductible. We maintain insurance policies for workers' compensation, general liability and automobile liability, which are subject to per claim deductibles. We also maintain excess umbrella coverage and an insurance policy with respect to employee group health claims. We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to obtain insurance-related surety bonds in certain states. See Note 16 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated herein by reference.
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
We utilize independent contractors to assist on projects and to help us manage work flow. Our independent contractors are typically sole proprietorships or small business entities that provide their own vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Working Capital,” which is incorporated herein by reference.
Competition
Our industry is highly competitive and highly fragmented. We often compete with a number of companies in the markets in which we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us include Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Pike Electric, Inc., Willbros Group, Bechtel Corporation, D.H. Blattner & Sons, Inc., M.A. Mortenson Company, General Dynamics, Black & Veatch, Wes Tower and Nexius.
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
As a contractor, our operations are subject to various laws, including:

•	regulations related to vehicle registrations, including those of state and the United States Department of Transportation ("DOT");

•	regulations related to worker safety and health, including those established by the Occupational Safety and Health Administration ("OSHA") and state equivalents;

•	contractor licensing requirements;

•	permitting and inspection requirements; and

•	building and electrical codes.
We are also subject to numerous environmental laws, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges into air, surface water and groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations. See Item1A. "Risk Factors - Our failure to comply with environmental laws could result in significant liabilities."
We believe we have all licenses and permits needed to conduct operations and that we are in compliance with all material applicable regulatory requirements. However, if we fail to comply with any material applicable regulatory requirements, we could incur significant liabilities.
Financial Information About Geographic Areas
We operate throughout North America, primarily in the United States and Canada, as well as in parts of Latin America. For the years ended December 31, 2013, 2012 and 2011, revenues from continuing operations of $4.1 billion, $3.6 billion and $2.7 billion, respectively, were derived in the United States, and $268 million, $157 million and $92 million, respectively, were derived from foreign operations. Long-lived assets held in the United States for our continuing operations include property and equipment, net, of $437 million, $337 million and $252 million as of December 31, 2013, 2012 and 2011, respectively. Long-lived assets held in foreign countries for our continuing operations, primarily in Canada, include property and equipment, net, of $51 million, $11 million and $11 million as of December 31, 2013, 2012 and 2011, respectively. Intangible assets and goodwill, net, for our continuing operations of $972 million, $933 million and $794 million as of December 31, 2013, 2012 and 2011, respectively, relate to businesses in the United States. Intangible assets and goodwill, net, for our continuing operations of $93 million, $31 million and $31 million as of December 31, 2013, 2012 and 2011, respectively, relate to businesses in foreign countries.

Our business, financial condition and results of operations in foreign countries may be adversely affected by monetary and fiscal policies, currency fluctuations, energy shortages, regulatory requirements and other political, social and economic developments or instability.

Employees
As of December 31, 2013, we had approximately 13,450 employees, approximately 1,100 of whom were represented by a union or were subject to collective bargaining agreements. See Note 16 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated herein by reference.
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
Available Information
A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the internet at our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission, which we refer to as the SEC. Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all directors and employees and includes a code of ethics for our CEO, CFO and other senior executives, and which expressly applies to our senior financial officers (including our principal executive officer, principal financial officer and our controller), and the charters for each of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website in the Investors section under the tab “Corporate Governance,” or may be obtained by contacting our Vice President of Investor Relations by phone at (305) 406-1815, or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and senior officers on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information is not part of this report. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.
Use of our Website to Distribute Material Company Information
We use our website as a channel of distribution for important company information. Important information, including press releases, investor presentations and financial information regarding our company is routinely posted and accessible by clicking on the tab labeled “Investors” on our website home page, www.mastec.com. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investor Relations subpage of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Relations subpage of our website.

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
The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy and the economies of other countries in which we operate. During economic downturns, our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects. This has resulted, and in the future could result in cancellations of projects or deferral of projects to a later date. Such cancellations or deferrals could result in decreased demand for our services and could materially adversely affect the results of our operations, cash flows and liquidity.
In addition, our customers are negatively affected by economic downturns that decrease the need for their services or the profitability of their services. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for services could affect our customers and their capital expenditure plans. We continually monitor our customers’ industries and their relative health compared to the economy as a whole because we have previously been negatively impacted by economic downturns. Reductions in new housing starts, for example, have negatively affected our customers who utilize our services to construct their “last mile” of communications infrastructure, and such reductions have also had negative impacts on other industries we serve, including electric utility transmission and grid connection and pipeline construction. Additionally, our customers who provide satellite and broadband communications to consumers across North America could be adversely impacted by an economic downturn if new subscriptions and upgrades for new and existing consumers are not ordered at the rate that our customers anticipate. During an economic downturn, our customers also may not have the ability or desire to continue to fund capital expenditures for infrastructure or may outsource less work. A decrease in any of these projects, new subscriptions or upgrades could negatively impact demand for the services we provide and could materially adversely affect our results of operations, cash flows and liquidity.
Additionally, in the past, we incurred significant losses after a number of customers filed for bankruptcy or experienced financial difficulties following a general economic downturn, in which certain industry factors worsened the impact of the overall economic downturn on those customers. In difficult economic times, some of our clients may find it difficult to pay invoices for our services timely, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients for our large projects are project-specific entities that do not have significant assets other than their interests in the project. From time to time it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults in making its payments on a project in which we have devoted significant resources, there could be a material adverse effect on our results of operations or liquidity.
Many of the industries we serve are subject to consolidation and rapid technological and regulatory change, and our inability or failure to adjust to our customers’ changing needs could reduce demand for our services.
We derive, and anticipate that we will continue to derive, a substantial portion of our revenue from customers in the communications, utilities and power generation industries, which are subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. For example, new or developing telecommunications technologies could displace existing technologies, such as the wireline systems used for the transmission of voice, video and data. Furthermore, improvements in existing technologies could allow communications providers to significantly improve their networks without physically upgrading them. Technological advances may also result in lower costs for sources of energy, which may render existing renewable energy and natural gas projects and technologies uncompetitive or obsolete. Additionally, the industries we serve have been characterized by a high level of consolidation that may result in the loss of one or more of our customers. Our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve or the consolidation of one or more of our significant customers could have a material adverse effect on our results of operations, cash flows and liquidity. Furthermore, regulatory and environmental requirements affecting any of the communications, utilities and power generation industries would adversely affect our results of operations. Our customers in these industries face stringent regulatory and environmental requirements and permitting processes as they implement plans for their projects, which can result in delays, reductions and cancellations of some of their projects.
Demand for pipeline construction services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil, natural gas and other fuel prices and the cost of energy infrastructure projects.
Demand for our pipeline construction services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. Additionally, pipelines have competition from rail and trucking companies that also transport hydrocarbons. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, as well as market uncertainty and a variety of other factors that are beyond our control. Low prices for oil and natural gas generally depress levels of exploration, development and production activity, which could result in a corresponding decline in demand for pipeline construction services. Factors affecting the prices of oil and natural gas include:

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
Our industry is highly fragmented, and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing and prospective customers that employ in-house personnel to perform some of the services we provide. There are relatively few barriers to entry into certain of the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become a competitor. Most of our customers’ work is awarded through a bid process. Consequently, price is often the principal factor that determines which service provider is selected, especially on smaller, less complex projects. Smaller competitors sometimes win bids for these projects based on price alone due to their lower costs and financial return requirements. However, our bids for certain projects may not be successful because of a customer’s perception of our relative ability to perform the work as compared to our competitors or a customer’s perception of technology advantages held by our competitors as well as other factors. Our results of operations, cash flows and liquidity could be materially and adversely affected if we are unsuccessful in bidding on these projects, or if our ability to win such projects requires that we accept lesser margins. We also face competition from the in-house service organizations of our existing or prospective customers. As such, we cannot be certain that our existing or prospective customers will continue to outsource services in the future.
Risks Related to Our Business
Our failure to properly manage projects, or project delays, may result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.
Certain of our engagements involve large-scale, complex projects that may occur over extended time periods. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or rights-of-way or to meet other regulatory requirements, weather-related delays, permitting delays and other factors, some of which are beyond our control, may cause us to incur costs for standby pay, and may lead to personnel shortages on other projects scheduled to commence at a later date. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric power, natural gas or oil transmission lines, solar or wind projects, or other facilities. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost, or delay in completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against us, and because of the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, such as pipeline and power generation, including renewable energy, damage claims may substantially exceed the amount we can charge for our associated services.
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
We perform work under a variety of conditions, including, but not limited to, difficult and hard to reach terrain and difficult site conditions. Performing work under such conditions can result in project delays or cancellations, potentially causing us to incur additional, unanticipated costs, reductions in revenues or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk should actual site conditions vary from those expected. Some of our projects involve challenging engineering, procurement and construction phases that may occur over extended time periods. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery delays, schedule changes, delays from customer failure to timely obtain rights-of-way, weather-related delays, delays by subcontractors in completing their portion of the project and other factors, some of which are beyond our control, but which impact our ability to complete a project as originally scheduled. In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of such costs. Any such delays or cancellations or errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays or cancellations could also negatively impact our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.
Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material effect on our financial results.
We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. If we fail to properly document the nature of change orders or claims, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns and in some cases a loss on the project. These types of claims can often occur due to matters such as owner-caused delays, changes from the initial project scope, which result in additional cost, both direct and indirect or from project or contract terminations. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.
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
We maintain a workforce based upon current and anticipated workloads. If we do not receive future contract awards or if these awards are delayed, significant cost may result.
Our estimates of future performance and results of operations depend on, among other matters, whether and when we will receive certain new contract awards, including the extent to which we utilize our workforce. The rate at which we utilize our workforce is impacted by a variety of factors including our ability to manage attrition, our ability to forecast our need for services which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects or between internal business groups, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size with our contract needs. If an expected contract award is delayed or not received, we could incur cost resulting from reductions in staff or redundancy of facilities that would have the effect of reducing our profits and cash flows.
Claims, lawsuits and proceedings could reduce our profitability, cash flows and liquidity.
We are subject to various claims, lawsuits and proceedings which arise in the ordinary course of business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, liquidated damages, consequential damages, or injunctive or declaratory relief. In addition, pursuant to our service agreements, we generally indemnify our customers for claims related to the services we provide. Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to case developments. See Note 16 – Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated herein by reference. If our legal reserves are inadequate, or if in the future our insurance coverage proves to be inadequate or unavailable, or if there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity. An adverse determination on any such claim, lawsuit or proceeding could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.
We may choose, or be required, to pay our subcontractors even if our customers do not pay, or delay paying us for the related services.
We use subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our subcontractors before our customers pay us for the related services. We could experience a material decrease in profitability and liquidity if we choose, or are required, to pay our subcontractors for work performed for customers who fail to pay, or delay paying us for the related work.
Most of our contracts may be canceled on short or no advance notice, which could reduce our revenue, and certain of our contracts with customers are subject to their ability to secure financing or other conditions and therefore may not result in revenues or profits.
Most of our contracts are cancelable on short or no advance notice, ranging from immediate cancellation to cancellation upon 180 days notice, even if we are not in default under the contract. Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on our existing contracts that are re-bid. We also provide a significant portion of our services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if: (i) our customers cancel a significant number of contracts; (ii) we fail to win a significant number of our existing contracts upon re-bid; or (iii) if we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects.
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
In addition, on certain projects we rely on suppliers to obtain the necessary materials. We also rely on equipment manufacturers and lessors to provide us with the equipment required to conduct our operations. Although we are not dependent on any single supplier or equipment manufacturer or lessor, any substantial limitation on the availability of required suppliers or equipment could negatively impact our operations. The risk of a lack of available suppliers or equipment may be heightened as a result of market and economic conditions. To the extent we cannot acquire materials or equipment, we could experience a material adverse effect on our results of operations, cash flows and liquidity.
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
Because the unsubsidized cost of electric power from renewable resources such as wind and solar often exceeds that of fossil fuel and nuclear generating facilities, the renewable energy industry is heavily reliant on tax incentives. These tax incentives effectively reduce the market price at which renewable energy can be sold, which spurs investment in renewable energy facilities. These tax incentives, however, such as those provided by the ARRA, as extended by the ATRA, have a finite duration. The finite duration of these tax incentives creates uncertainty for the developers of renewable energy facilities and may adversely affect investment in them and, accordingly, the demand for our services. Moreover, in light of the ongoing debate over federal budget and tax policies, the likelihood that ARRA will be further extended or enhanced cannot be predicted. Accordingly, we cannot predict the impact that this legislation will have on the demand for our services.

For example, the current election to claim the investment tax credit in lieu of the production tax credit is available only for qualified wind facilities on which construction commenced prior to January 1, 2014, and generally must be completed by December 31, 2015; the U.S. Treasury Section 1603 grant program for wind and solar projects applied only to facilities placed in service in 2010 or 2011 (or after 2011 as long as construction began in 2010 or 2011 and is completed before the termination date of the credit otherwise available for the property) and has not been extended by Congress. Additionally, the investment tax credit for qualified solar projects will only be available for projects placed in service prior to January 1, 2017.

The current election to claim the investment tax credit in lieu of the production tax credit is available only for qualified wind facilities on which construction commenced prior to January 1, 2014. In addition, the production tax credit only applies to wind energy facilities on which construction commenced prior to January 1, 2014 and will not be available for energy generated from wind facilities on which construction commences after that date, unless the production tax credit is extended or renewed. Whether the investment tax credit or the expired Section 1603 U.S. Treasury grant program will be effective in the future for wind, solar or other renewable energy projects is uncertain, as are any future efforts to extend or renew the production tax credit, the investment tax credit, and/or the Section 1603 U.S. Treasury grant program. Furthermore, the provisions regarding any extension or renewal may not be as favorable as those that currently exist. In addition, we cannot assure you that any extension or renewal of the production tax credit, the investment tax credit, and/or the U.S. Treasury grant program would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect.
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

A portion of our business provides construction and/or installation services to owners and operators of wind power, solar power and other renewable energy facilities. The development of wind, solar and other renewable energy facilities is highly dependent upon federal production tax credits, which only apply if construction commenced prior to January 1, 2014, the existence of renewable portfolio standards and other tax or state incentives. Renewable portfolio standards are state specific statutory provisions requiring that electric utilities generate a certain amount of electricity from renewable energy sources or devote a certain portion of operational/development capacity to renewable energy sources. Additionally, certified renewable energy generators earn certificates for every megawatt hour of electricity they produce and can sell these along with their electricity to their customers. In the past, these standards have spurred growth in the renewable energy industry and demand for renewable energy infrastructure construction services. However, revenues from renewable energy projects in the past have been, and in the future are expected to continue to be, highly volatile. For example, revenues in our Power Generation and Industrial segment, which include renewable projects, have ranged from $220 million to $668 million over the past three years. Currently, approximately 35 states as well as the District of Columbia and Puerto Rico have adopted renewable portfolio standards or goals. Elimination of, or changes to, existing renewable portfolio standards or similar environmental policies may negatively affect demand for our services. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless connectivity to the grid to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available, particularly during periods of tight credit markets. These factors could result in fewer renewable energy projects than anticipated or a delay in the timing of construction of these projects and the related infrastructure, which would negatively affect demand for our services.
Our failure to comply with the regulations of OSHA, the U.S. DOT and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.
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
Many of our communications customers are regulated by the Federal Communications Commission ("FCC"), and our energy customers are regulated by the Federal Energy Regulatory Commission ("FERC"). In addition, our utility customers are regulated by state public utility commissions. These agencies could change the way in which they interpret the application of their current regulations and may impose additional regulations. Interpretative changes or new regulations that have an adverse effect on our customers and the profitability of the services they provide, could reduce demand for our specialty contracting services, which could adversely affect out results of operations, cash flows and liquidity.
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
There are also other legislative and regulatory proposals to address greenhouse gas emissions. These proposals, if enacted, could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. Any of these actions could result in increased costs associated with our operations and impact the prices we charge our customers. For example, if new regulations are adopted regulating greenhouse gas emissions from mobile sources such as cars and trucks, we could experience a significant increase in environmental compliance costs in light of our large fleet and amount of construction machinery owned. In addition, if our operations are perceived to result in high greenhouse gas emissions, our reputation could suffer.
We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers or a reduction in their demand for our services could impair our financial performance.
For the year ended December 31, 2013, we derived approximately 18%, 18% and 14% of our revenue from continuing operations from AT&T, Enbridge, Inc. and DIRECTV®, respectively. For the year ended December 31, 2012, we derived approximately 18% and 17% of our revenue from continuing operations from AT&T and DIRECTV®, respectively. For the year ended December 31, 2011, we derived approximately 24% and 20% of our revenue from continuing operations from AT&T and DIRECTV®, respectively. In addition, our ten largest customers accounted for approximately 69%, 64% and 71% of our revenue from continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, our results of operations, cash flows and liquidity could be negatively affected if these customers reduce the amount of business they provide to us, or if we complete the required work on our projects for these customers and cannot replace them with similar projects. Approximately 55% of our revenue from continuing operations was derived from non-recurring project specific work for the year ended December 31, 2013, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.
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
When we acquire a business, we record goodwill equal to the excess amount we pay for the business, including anticipated future liabilities, over the fair value of the acquired net assets of that business. As a result of our acquisitions, we have $1.1 billion of goodwill and identifiable intangible assets recorded as of December 31, 2013. We expect to continue to record additions to goodwill in future periods in connection with completed acquisitions, including goodwill resulting from future earn-out payments for acquisitions that closed prior to January 1, 2009, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for such acquisitions. We periodically review the carrying values of our goodwill and indefinite-lived intangible assets to determine whether such carrying values exceed their fair market values. We may incur impairment charges related to goodwill or indefinite-lived intangible assets in connection with any of our acquisitions in the future if the markets they serve or their businesses deteriorate.
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

The price of fuel needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Any increase in fuel costs could materially reduce our profitability and liquidity because most of our contracts do not allow us to adjust our pricing.
Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws.
We derived 6% of our revenue from continuing operations from international markets for the year ended December 31, 2013, and we may further expand the volume of services we provide internationally. Our international operations are presently conducted primarily in Canada, Latin America and the Caribbean, but we have performed work in various other foreign countries, and revenues derived from, or the number of countries in which we operate, could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts, or volatility in the global markets may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.
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
We are subject to foreign exchange and currency risks that could adversely affect our operations, and our ability to reinvest earnings from operations, as well as mitigate our foreign exchange risk through hedging transactions may be limited.
We generally attempt to denominate our contracts in U.S. Dollars or in the currencies of our costs. However, we have historically entered into, and in the future may, enter into contracts in Canada as well as parts of Latin America and the Caribbean that subject us to currency risk exposure, primarily when our contract revenue is denominated in a currency different from the contract costs. Certain portions of our consolidated revenue and consolidated operating expenses are in foreign currencies. As a result, we are subject to significant foreign currency risks, including risks resulting from changes in foreign exchange rates and limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.
Our business is seasonal and is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results.
Some of our customers reduce their expenditures and work order requests towards the end of the calendar year. Adverse weather conditions, particularly during the winter season, can also affect our ability to perform outdoor services in certain regions of North America. As a result, we generally experience reduced revenue in the first quarter of each calendar year. Natural catastrophes such as hurricanes or other severe weather could also have, and have had, a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which could negatively affect our results of operations, cash flows and liquidity.
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
From time to time, we review our operations in an effort to improve profitability. We could incur charges in the future as a result of eliminating service offerings that no longer fit into our business plan, reducing or eliminating services or operations that do not produce adequate revenues or margins, reducing costs of reporting units that need margin improvements, or as a result of identification of business opportunities that utilize our existing human and physical resources. Any charges related to restructuring or impairment would be reflected as operating expenses and could materially reduce our profitability and liquidity.
We rely on information, communications and data systems in our operations. Systems and information technology interruption and breaches in data security could adversely impact our ability to operate and our operating results.
We are heavily reliant on computer, information and communications technology and related systems in order to operate. From time to time, we experience system interruptions and delays. Our operations could be interrupted or delayed or our data security could be breached if we are unable to add software and hardware, effectively maintain and upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, computer viruses, acts of war or terrorism, physical or electronic break-ins and similar events or disruptions, including breaches by computer hackers and cyber-terrorists. Any of these or other events could cause system interruption, delays and loss of critical data including private data, could delay or prevent operations including the processing of transactions and reporting of financial results, loss of data, processing inefficiency, downtime, or could result in the unintentional disclosure of customer or our information and could adversely affect our operating results. While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect our financial condition and operating results.
Many of our contracts do not obligate our customers to undertake any infrastructure projects or other work with us.
Almost 50% of our revenue from continuing operations is derived from multi-year master service agreements and other service agreements. Under our multi-year master service agreements and other service agreements, we contract to provide customers with individual project services through work orders within defined geographic areas on a fixed fee basis. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. A significant decline in the projects customers assign us under these service agreements could negatively affect our results of operations, cash flows and liquidity.
Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and therefore is an uncertain indicator of future operating results.
A significant portion of our 18-month backlog as of December 31, 2013 was composed of master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed on long-term installation/construction fixed price agreements. These backlog amounts are based on our estimates and therefore may not result in actual receipt of revenue in the originally anticipated period, or at all. In addition, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, other project deferrals or delays, scope adjustments, external market factors and economic factors beyond our control. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected. Accordingly, our backlog as of any particular date is an uncertain indicator of future earnings.
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
Based upon the information available to us from plan administrators as of December 31, 2013, several of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
On November 15, 2011, we, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, we recorded a withdrawal liability of $6.4 million within costs of revenue, excluding depreciation and amortization. We withdrew from Central States in order to mitigate our liability in connection with the plan, which is in critical status. The plan, however, has asserted that the PLCA members did not effectively withdraw in 2011 and are responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States demanded from us the sum of $10.8 million in withdrawal liability, which included 2011 contribution amounts. We are vigorously opposing this demand because we believe that we legally and effectively withdrew from Central States on November 15, 2011. If Central States were to prevail in its assertion that we withdrew after that date, then the amount of our initial withdrawal liability would increase to approximately $11 million. In addition, if this plan were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three year period commencing with the beginning of the calendar year from the point of our withdrawal, we could have additional liability. Withdrawal liabilities, requirements to pay increased contributions, and/or excise taxes in connection with any of the multi-employer pension plans in which we participate could negatively impact our liquidity and results of operations.
Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.
In preparing our consolidated financial statements in conformity with U.S. GAAP, a number of estimates and assumptions are made by management that affect the amounts reported in the consolidated financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in: our assessment of revenue recognition, in particular on long-term construction contracts, including estimates to complete and provisions for contract losses; allowances for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, investments in equity method investees, assets and liabilities classified as held for sale and certain convertible debt obligations; asset lives used in computing depreciation and amortization, including amortization of intangible assets; other reserves and accruals; income taxes; and litigation and contingencies. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.
We may have additional tax liabilities associated with our domestic and international operations.
We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining our provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. It is not unlikely that laws may be changed or clarified and such changes may adversely affect our tax provisions. We are audited by various U.S. and foreign tax authorities and in the ordinary course of our business there are many transactions and calculations where the ultimate tax determination may be uncertain. Although we believe that our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different from that which is reflected in our financial statements.

We are self-insured against many potential liabilities.
We are effectively self-insured for substantially all claims because most claims against us do not exceed the deductibles under our insurance policies. We actuarially determine any liabilities for unpaid claims and associated expenses, including losses incurred but not reported, and reflect the present value of those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If our insurance claims increase or if costs exceed our estimates of insurance liabilities, we could experience a decline in profitability and liquidity.
Warranty claims resulting from our services could have a material adverse effect on our business.
We generally warrant the work we perform for a one to two-year period following substantial completion of a project, subject to further extensions of the warranty period following repairs or replacements. We have not historically accrued reserves for potential warranty claims as they have been immaterial, but such claims could potentially increase. While we generally require the materials suppliers to provide us warranties that are consistent with those we provide to the customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. The costs associated with such warranties, including any warranty related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.
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
Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that would require bonding.
We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs, although we do not expect any material short-term impact on our financial results as a result of the legislation. We are currently assessing the extent of any long-term impact from the legislation.
Risks Related to Our Company and Our Common Stock
There may be future sales of our common stock or other dilution of our equity, which may adversely affect the market price of our common stock. In connection with certain completed acquisitions and financing transactions, we have issued shares of our common stock or securities that are convertible into shares of our common stock, and in addition, we have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations. We may agree to issue additional securities in connection with other future acquisition or financing transactions; which, if issued, would dilute your share ownership and could lead to volatility in our common stock price.
We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of paying cash for certain earn-out obligations. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145,000,000 shares of common stock, of which 77,258,086 shares were outstanding as of December 31, 2013.
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
Conversions of our senior convertible notes that we issued in January 2011, which we refer to as our 2011 Convertible Notes, may be settled in cash or shares. Currently, we intend to settle the principal amounts of our 2011 Convertible Notes upon any conversion thereof in cash, and we intend to settle any premium value, which is the value of any excess of the actual share price over the conversion prices of the 2011 Convertible Notes, in shares. As of December 31, 2013, there was outstanding $202.3 million aggregate principal amount of our 2011 Convertible Notes. Notwithstanding our present intention to settle the principal amount of our 2011 Convertible Notes in cash, we cannot assure you that we will be able to do so due to provisions in our credit facility, which we refer to as our 2013 Credit Facility, which restrict the repurchase or prepayment of certain unsecured indebtedness, including our senior notes due 2023 and all of senior convertible notes due 2014, unless we have at least $50 million of remaining liquidity (as defined in the 2013 Credit Facility) after any such repurchase or prepayment. If we were required to settle conversions of our 2011 Convertible Notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our 2013 Credit Facility, we could be required to obtain additional funding or settle such conversions by issuing shares of our common stock, which would be dilutive to our existing shareholders. We cannot be certain that such funding would be available on terms acceptable to us, or at all.
The market price of our common stock has been, and may continue to be, highly volatile.
The market price of our common stock on the New York Stock Exchange has been volatile in recent years. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including:

•	announcements of fluctuations in our operating results or the operating results of one of our competitors;

•	announcements by us or one of our competitors of new or terminated customers or new, amended or terminated contracts;

•	market conditions in our customers' industries;

•	announcements of acquisitions by us or one of our competitors;

•	changes in recommendations or earnings estimates by securities analysts;

•	conversions or anticipated conversions of our senior convertible notes, or any sales in the public market of any of our common stock issuable upon such conversion; and

•	future sales of our common stock or other securities, including any shares issued in connection with business acquisitions or earn-out obligations for any past or future acquisitions.
In addition, the stock market has experienced significant price and volume fluctuations in recent years, which have sometimes been unrelated or disproportionate to operating performance. Volatility in the market price of our common stock could cause shareholders to lose some or all of their investment in our common stock.
A small number of our existing shareholders have the ability to influence major corporate decisions.
Jorge Mas, our Chairman, Jose Mas, our Chief Executive Officer, and other members of the Mas family employed by MasTec beneficially owned approximately 19.2% of the outstanding shares of our common stock as of December 31, 2013. Accordingly, they are in a position to influence:

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
Our corporate headquarters, which is located in Coral Gables, Florida, is a leased facility approximating 37,000 square feet. As of December 31, 2013, our operations were conducted from approximately 380 locations primarily within the United States and Canada, and, to a lesser extent, Latin America. None of these facilities is material to our operations because most of our services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where we currently conduct business. We also own property and equipment that had a net book value of approximately $488 million as of December 31, 2013. This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, backhoes, sidebooms, bulldozers, excavators, trenchers, directional boring machines, digger derricks, cranes, computers, computer software, office and building equipment, including furniture and fixtures and other equipment. Our equipment is acquired from third-party vendors, none of whom we depend upon, and we did not experience any difficulties in obtaining desired equipment in 2013.

ITEM 3.	LEGAL PROCEEDINGS
The material set forth in Note 16 – Commitments and Contingencies in the notes to the audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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

	For the Years Ended December 31,
	2013		2012
	High	Low	High	Low
First Quarter	$31.47	$25.11	$20.08	$15.53
Second Quarter	$33.97	$26.27	$18.53	$13.61
Third Quarter	$35.31	$28.88	$20.80	$12.86
Fourth Quarter	$34.17	$29.76	$24.98	$19.66

Holders. As of February 24, 2014, there were 6,205 shareholders of record of our common stock.
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
Issuer Purchases of Equity Securities. The following table provides information about repurchases of our common stock during the three month period ended December 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

October 1 through October 31	—		$—	—	$—
November 1 through November 30	506	(a)	$31.65	—	$—
December 1 through December 31	—		$—	—	$—
Total	506			—

(a)	Reflects shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs.

Performance Graph
The performance graph below compares the cumulative total returns for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (S&P 500), and with that of our peer group, composed of Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Pike Electric, Inc. and Willbros Group. The graph assumes an investment of $100 in our common stock and in each of the respective indices for the period from December 31, 2008 to December 31, 2013. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index and a Selected Peer Group
*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

As of December 31,	2008	2009	2010	2011	2012	2013
MasTec, Inc.	$100.00	$107.94	$125.99	$150.00	$215.28	$282.56
S&P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Group	$100.00	$111.91	$108.65	$111.98	$138.49	$165.24

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read together with our audited consolidated financial statements and notes thereto, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions. Our 2013 results include a $5.6 million loss on extinguishment of debt and a $2.8 million legal settlement charge, and our 2012 results include a $9.6 million legal settlement charge. In addition, our 2011 results include a $29.0 million gain from the remeasurement of our equity investment in EC Source Services LLC (“EC Source”) and a $6.4 million multi-employer pension plan withdrawal charge. See Note 3 – Acquisitions and Note 16 - Commitments and Contingencies in the notes to our audited consolidated financial statements, which notes are incorporated herein by reference.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
Statement of Operations Data
Revenue	$4,324.8	$3,726.8	$2,831.3	$2,143.0	$1,482.1
Costs of revenue, excluding depreciation and amortization	$3,682.4	$3,239.2	$2,459.7	$1,829.5	$1,276.0

Net income from continuing operations	$147.7	$116.6	$97.5	$66.1	$44.8
Net (loss) income from discontinued operations	$(6.5)	$(9.2)	$8.5	$24.3	$25.9
Net income	$141.2	$107.4	$106.0	$90.4	$70.7
Net income (loss) attributable to non-controlling interests	$0.3	$0.0	$0.0	$(0.1)	$0.0
Net income attributable to MasTec, Inc.	$140.9	$107.4	$106.0	$90.5	$70.7

Basic earnings per share from continuing operations	$1.92	$1.49	$1.19	$0.87	$0.59
Diluted earnings per share from continuing operations	$1.74	$1.42	$1.13	$0.78	$0.58

Basic (loss) earnings per share from discontinued operations	$(0.09)	$(0.12)	$0.10	$0.32	$0.34
Diluted (loss) earnings per share from discontinued operations	$(0.08)	$(0.11)	$0.10	$0.27	$0.32

	As of December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data
Working capital	$480.4	$335.5	$236.3	$235.1	$202.5
Property and equipment, net	$488.1	$348.9	$263.0	$176.5	$196.1
Total assets	$2,919.6	$2,416.3	$2,094.7	$1,655.8	$1,382.2
Total debt	$816.8	$598.9	$494.8	$412.2	$437.7
Total equity	$1,021.1	$861.9	$811.2	$653.2	$528.2

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8. “Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and is subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Statement Regarding Forward-Looking Statements” and Item 1A. “Risk Factors.”
Business
See Item 1. "Business - Overview," which is incorporated herein by reference, for discussion pertaining to our business and reportable segments. In connection with our diversification and expansion strategy, we have acquired several businesses in recent years.

2013 Acquisitions. We acquired Big Country Energy Services, Inc. and its affiliated operating companies (collectively, "Big Country"), a North American oil and gas pipeline and facility construction services company, headquartered in Calgary, Alberta, Canada during the second quarter of 2013.  Big Country is expected to enhance our ability to take advantage of the rapidly expanding opportunities anticipated for pipeline energy infrastructure work in North America. During the second quarter of 2013, we also acquired a former subcontractor to our wireless business, which will provide self-perform communications tower construction, installation, maintenance and other services. In addition, during the third quarter of 2013, we acquired an electrical transmission services company that focuses primarily on substation construction activities.

2012 Acquisitions. During the fourth quarter of 2012, we acquired Bottom Line Services, LLC ("BLS"), a natural gas and petroleum pipeline infrastructure services company, which performs services including pipeline and facilities construction, painting and maintenance services, primarily in eastern Texas. Also during the fourth quarter of 2012, we acquired (i) a former subcontractor to our oil and gas business that provides self-perform clearing and trenching services for natural gas and petroleum pipeline infrastructure construction, and (ii) a former subcontractor to our wireless business that provides self-perform communications tower construction, installation, maintenance and other services.

2011 Acquisitions. In November 2010, we acquired 33% of EC Source, a nationally recognized full-service engineering, procurement and construction services company that installs extra high voltage (“EHV”) electrical transmission systems throughout North America. During the second quarter of 2011, we acquired the remaining 67% equity interest in EC Source. We also completed four additional acquisitions during the second quarter of 2011, including: (i) a company based in western Canada that provides natural gas and petroleum pipeline infrastructure construction services; (ii) a company that provides telephone, cabling, engineering, construction, equipment integration, testing, wiring and computer network services to telecommunications carriers; (iii) a self-perform wireless infrastructure services company headquartered in California; and (iv) an install-to-the-home contractor operating primarily in portions of New York, Pennsylvania and New England, whose primary customer is DIRECTV®.

Dispositions. In the third quarter of 2012, our board of directors approved a plan of sale for Globetec Construction, LLC ("Globetec"), a small water and sewer subsidiary that had not been performing well due to a lack of financial resources available to municipalities and state governments, and accordingly, Globetec was classified as a discontinued operation. During the third quarter of 2013, we sold all of our membership interests in Globetec. Additionally, in the second quarter of 2012, Red Ventures exercised its option to purchase DirectStar TV, LLC and its subsidiaries (“DirectStar”), which provides marketing and sales services on behalf of DIRECTV®. The Company consummated the sale of DirectStar to Red Ventures in June 2012.

For additional information pertaining to our recent acquisitions, see Note 3 – Acquisitions in the notes to the audited consolidated financial statements, which is incorporated herein by reference. See Note 4 – Discontinued Operations in the notes to the audited consolidated financial statements, which is incorporated herein by reference, for information pertaining to our discontinued operations.
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

Understanding our Operating Results
Revenue
We provide engineering, building, installation, maintenance and upgrade services to our customers. Revenues are derived from projects performed under master and other service agreements as well as from fixed price contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. See Item 1. "Business" for discussion of our business and revenue-generating activities and see "Comparison of Fiscal Year Results" below for details of revenue by reportable segment.
Costs of Revenue, Excluding Depreciation and Amortization
Costs of revenue, excluding depreciation and amortization, consists principally of salaries, employee wages and benefits, subcontracted services, equipment rentals and repairs, fuel and other equipment expenses, material costs, parts and supplies, insurance and facilities expenses. Project margins are calculated by subtracting a project's costs of revenue, excluding depreciation and amortization, from project revenue. Project profitability and corresponding project margins will be reduced if actual costs to complete a project exceed original estimates on fixed price and installation/construction service agreements. Estimated losses on contracts are recognized immediately when estimated costs to complete a project exceed the remaining revenue to be received over the remainder of the contract. Factors impacting our costs of revenue, excluding depreciation and amortization, include:

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

Subcontracted Resources. Our use of subcontracted resources in a given period varies, based upon activity levels and the amount and location of existing in-house resources and capacity. Project margins on subcontracted work may be lower than project margins on self-perform work. As a result, changes in the mix of subcontracted versus self-perform work can impact our overall project margins.

Material versus Labor Costs. In many cases, our customers are responsible for supplying their own materials on projects; however, under certain contracts, we may agree to provide all or part of the required materials. Project margins are typically lower on projects where we furnish a significant amount of materials due to the fact that mark-ups on materials are generally lower than project margins on labor costs. Therefore, increases in the percentage of work with significant materials requirements could decrease our overall project margins.
General and Administrative Expense
General and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits and risk, legal, facilities, information services and executive personnel. General and administrative expenses also include non-cash stock based compensation expenses, outside professional and accounting fees, acquisition costs, expenses associated with information technology used in administration of the business and various forms of insurance.
Interest Expense, Net
Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs, accretion of debt discount and other interest expense, offset by interest earned on cash and fixed income investments.
Other (Income) Expense, Net
Other (income) expense, net, consists primarily of gains or losses from sales of assets and investments, legal settlement charges and gains or losses from changes to estimated earn-outs accrued as a component of purchase price.
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:

•	revenue and profitability on an overall, reportable segment and, as required, on an individual project basis;

•	changes in revenue and profitability on an overall, reportable segment and, as required, on an individual project basis;

•	revenues by customer and by contract type;

•
costs of revenue, excluding depreciation and amortization; general and administrative expenses; depreciation and amortization; other expenses or income; provision for income taxes; and interest expense, net;

•
earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, which is EBITDA excluding non-cash share-based compensation, Sintel legal settlement charges, the loss on debt extinguishment from the repurchase and redemption of our 7.625% senior notes, the gain on remeasurement of our equity interests in EC Source and a multi-employer pension plan withdrawal charge. See discussion of non-U.S. GAAP financial measures following the "Comparison of Fiscal Year Results" below:

•	days sales outstanding, net of billings in excess of costs and earnings; and days payable outstanding;

•	interest and debt service coverage ratios; and

•	liquidity and cash flows.
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect. Our accounting policies and critical accounting measurements are reviewed frequently with the Audit Committee of the Board of Directors. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated herein by reference, for discussion of our significant accounting policies.
We believe that our accounting estimates pertaining to: revenues and costs derived from fixed price contracts under the percentage-of-completion method; allowances for doubtful accounts; fair value estimates in connection with business acquisitions, in particular, estimated values of net assets acquired and estimated liabilities for future earn-out obligations; valuation of goodwill and indefinite-lived intangible assets; income taxes; legal contingencies; and self-insurance contingencies are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and as they require significant or complex judgment and estimates on the part of management.
Revenue and Cost Recognition - Fixed Price Contracts
Revenues from fixed price contracts provide for a fixed amount of revenue for the entire project, subject to certain conditions for changed scope or specifications. Revenues from these contracts are recognized using the percentage-of-completion method. Under this method, the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The cost estimation process for such projects is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence our assessment of total contract value and the total estimated costs to complete those contracts and, therefore, our profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. In addition, we may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon evidence such as engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. Changes in project cost estimates could materially affect our results of operations in the period in which such changes are recognized. For example, a 100 basis point change in project cost estimates for our percentage-of-completion projects for the year ended December 31, 2013 would result in a $23 million impact to costs of revenue, excluding depreciation and amortization.
Allowance for Doubtful Accounts
We regularly analyze the collectibility of accounts receivable and the adequacy of our allowance for doubtful accounts based on the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and current economic trends. Estimates of collectibility are subject to significant change during times of economic weakness or uncertainty in either the overall economy or within the industries served by us. If estimates of the collectibility of accounts receivable change, or should customers experience unanticipated financial difficulties, or if anticipated recoveries in existing bankruptcies or other work-out situations fail to materialize, adjustments to the allowance for doubtful accounts may be required, which could materially affect our results of operations in a given period.
Business Combinations – Valuation of Acquired Net Assets and Estimated Future Earn-Out Obligations
We allocate the purchase prices of acquired businesses based upon the fair value of consideration paid, including the estimated values of contingent earn-out obligations, and the estimated fair values of the acquired net assets. Valuations of acquired net assets and contingent earn-out obligations require estimates and judgments of future cash flow expectations for the acquired businesses. Fair values are calculated by incorporating expected cash flows into industry standard valuation techniques. Changes in the estimated fair values of the net assets acquired or of the expected future earn-out obligations subsequent to the measurement period are recorded in earnings as gains or losses. Significant changes in the assumptions or estimates used in the underlying valuations, such as changes in the expected profitability or cash flows of an acquired business, could materially affect our operating results in the period such changes are recognized.
Valuation of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. We perform our annual impairment review during the fourth quarter of each year. Goodwill is evaluated at the reporting unit level, which is one level below our reportable segments. Each of our reporting units comprises one component of our five reportable segments. For the year ended December 31, 2013, we assessed qualitative factors to determine whether it was more likely than not that the fair values of our reporting units were less than their carrying amounts. Based on this analysis, we estimated the fair values of three of our reporting units using a discounted cash flow methodology, which incorporated management estimates including five-year projections of revenues, operating costs and cash flows, considering both historical and anticipated future results, general economic and market conditions and the impact of planned business and operational strategies. We applied a discounted cash flow technique utilizing a terminal value equal to 5.5 times estimated year five EBITDA and an estimated discount rate of 7.2% per annum. For the year ended December 31, 2013, the estimated fair values of the Company’s reporting units were determined to substantially exceed their carrying values. A 100 basis point change in the discount rate would not have had a material impact on the results of the impairment analyses. Our indefinite-lived intangible assets, which were also assessed during the fourth quarter of 2013 using qualitative factors, were determined to substantially exceed their carrying values.
Significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in impairment charges and materially affect our operating results.
Income Taxes
Our provision for income taxes uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that can impact our annual effective tax rate include our assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. As of December 31, 2013, we have not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. Although we believe our provision for income taxes is correct and the related assumptions are reasonable, the final outcome of tax matters could be materially different from what we currently anticipate, which could result in significant costs or benefits to us.
In September 2013, the U.S. Treasury and Internal Revenue Service ("IRS") issued final Tangible Property Regulations ("TPR") regarding the deduction and capitalization of expenditures related to tangible property effective for tax years beginning on or after January 1, 2014. Since the changes will affect the timing for deducting expenditures for tax purposes, the impact will be reflected in the amount of income taxes payable or receivable, cash flows from operations, and deferred taxes beginning in 2014, with no net tax provision effect expected. We have completed a preliminary evaluation of the expected impact of the TPR and concluded that the expected impact is minimal. We will continue to monitor the impact of any future changes to the TPR.
Litigation and Contingencies
Accruals for litigation and contingencies are based on our assessment, along with legal counsel, of expected outcomes of such litigation matters or contingencies. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. As additional information becomes available, we reassess potential liabilities and may revise previous estimates, which could materially affect our results of operations in a given period.
Self-Insurance
We are self-insured up to the amount of our deductible for our insurance policies. Liabilities under our insurance programs are accrued based upon our estimate of the ultimate liability for claims, with assistance from third-party actuaries. The determination of such claims and the related liability is reviewed and updated quarterly, however, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends, and while we believe such accruals to be adequate, a change in experience or actuarial assumptions could materially affect our results of operations in a particular period.
2014 Outlook
We believe we have significant market opportunities in 2014 in six areas:
Wireless and Fiber Communications Network Upgrades - we believe wireless and fiber optic communication network upgrades will continue to grow in 2014 and that the major regional and rural telecommunications and other communications companies will continue to expand and enhance their capabilities in these areas, which could increase demand for our services. We continue to expand our capabilities in wireless infrastructure construction. Additionally, we expect continued technological development of broadband facilities throughout the U.S and expansion of broadband access into areas that are currently not served by high-speed data networks.
Petroleum, Natural Gas and Natural Gas Liquids Pipelines - we believe that demand for clean-burning, domestic natural gas will grow in order to reduce U.S. dependence on foreign energy sources. Improved access to shale formations as a result of technological advances and improved economics has driven significant increases in petroleum industry estimates of available North American oil and natural gas reserves. Technological advances in horizontal drilling and hydraulic fracturing have led to an oil and natural gas shale drilling boom in recent years and created additional proved reserves, with a much lower reliance on foreign imports from unstable regions of the world. We expect new North American producing fields to be developed as well as significantly expanded productivity within older producing fields. Much of the new oil and gas production is from relatively remote areas such as the Bakken in North Dakota and oil sands in Western Canada. In contrast, the largest concentration of refining capacity in North America is on the U.S. Gulf Coast. As a result of this reserve dislocation, significant amounts of oil and gas need to be transported to markets, or refining centers, to be utilized or converted into usable fuel. We anticipate the resulting incremental production will provide increasing opportunities for our oil and gas gathering, gas compression, liquids pumping, oil and gas treatment, long-haul and mid-stream oil and gas and other liquids pipeline construction operations. We have made acquisitions in the last few years to expand our capabilities in these areas.

Electrical Grid Upgrades - we believe that the nation's electrical grid, which routinely encounters capacity and reliability issues, will be expanded, modernized and upgraded in the coming years. During the recent recession, demand for electric power declined, which eased many of the grid reliability issues that caused blackouts, brownouts and other grid failures in 2007 and early 2008. In addition, renewable energy, which is often generated in remote areas, requires significant investment in transmission and substation infrastructure in order to deliver this power to the population and to industrial centers with high electrical power demand. We expect continued efforts to modernize and expand the national electrical grid in order to develop a smart grid. As the economy improves, we believe that old grid reliability issues will reappear and that utilities across the country will respond by increasing their capital expenditures in this area. Additionally, we believe that cost and labor conditions are making it increasingly attractive for utilities to outsource their construction and maintenance activities.
Renewable Energy Projects - delay in the reinstatement of the federal investment and production tax credits for wind projects at the end of 2012 caused a significant slow down in wind project activity in 2013. We expect stronger levels of activity in 2014 as developers seek to qualify for these credits. Our power generation business specializes in the construction of renewable energy infrastructure, including wind farms and solar farms. Regulatory mandates, in addition to federal incentive programs for electricity generation from alternative and renewable sources, which call for expansion of domestic renewable energy sources through tax incentives, cash grants and loan guarantees drive demand for these services.
Power Plants and Heavy Industrial - we believe there will be increased demand for heavy industrial construction across a range of industries. The current low price and environmental advantage of clean burning natural gas should result in the conversion of coal fired power plants and the construction of new gas fired power plants. Additionally, a wide variety of industries may seek to expand, convert or construct new plants to take advantage of this economical, lower carbon fuel source. We continue to expand our capabilities in heavy industrial construction in anticipation of this trend.
Install-to-the-Home - we believe the continued high number of DIRECTV® subscribers and expansion of high definition video programming, special or proprietary programming, new technology set-top boxes and other in-home technology advances provide us with the continuing opportunity to provide installation, upgrade and maintenance services for new and existing customers. Our expertise in home installation and existing network of technicians also provide opportunities to offer installation services for new customers. Additionally, DIRECTV® and AT&T have recently rolled out home security and smart home management services that might provide additional install-to-the-home revenue opportunities.
Our 2014 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Annual Report on Form 10-K.
Comparison of Fiscal Year Results
The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions. See Note 3 - Acquisitions in the notes to the audited consolidated financial statements, which is incorporated herein by reference.

	Years Ended December 31,
	2013		2012		2011
Revenue	$4,324.8	100.0%	$3,726.8	100.0%	$2,831.3	100.0%
Costs of revenue, excluding depreciation and amortization	3,682.4	85.1%	3,239.2	86.9%	2,459.7	86.9%
Depreciation and amortization	140.9	3.3%	92.0	2.5%	74.2	2.6%
General and administrative expenses	215.4	5.0%	157.5	4.2%	132.6	4.7%
Interest expense, net	46.4	1.1%	37.4	1.0%	34.5	1.2%
Loss on extinguishment of debt	5.6	0.1%	—	—	—	—
Gain on remeasurement of equity interest in acquiree	—	—	—	—	(29.0)	(1.0)%
Other (income) expense, net	(6.1)	(0.1)%	8.0	0.2%	0.0	0.0%
Income from continuing operations before taxes	$240.2	5.6%	$192.7	5.2%	$159.3	5.6%
Provision for income taxes	(92.5)	(2.1)%	(76.1)	(2.0)%	(61.8)	(2.2)%
Net income from continuing operations	$147.7	3.4%	$116.6	3.1%	$97.5	3.4%
Net (loss) income from discontinued operations	(6.5)	(0.1)%	(9.2)	(0.2)%	8.5	0.3%
Net income	$141.2	3.3%	$107.4	2.9%	$106.0	3.7%
Net income (loss) attributable to non-controlling interests	0.3	0.0%	0.0	0.0%	0.0	0.0%
Net income attributable to MasTec, Inc	$140.9	3.3%	$107.4	2.9%	$106.0	3.7%

Management reviews our operating results by reportable segment. See Note 15 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated herein by reference. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. Management's review of reportable segment results includes analyses of trends in revenue and EBITDA. We calculate EBITDA for segment reporting purposes consistently with our consolidated EBITDA calculation. See discussion of non-U.S. GAAP financial measures following the Comparison of Fiscal Year Results discussion below. The following table presents revenue and EBITDA by reportable segment for our continuing operations for the periods indicated (dollar amounts in millions):

	Years Ended December 31,
	Revenue			EBITDA and EBITDA Margin
Reportable Segment:	2013	2012	2011	2013		2012		2011
Communications	$1,962.6	$1,772.7	$1,635.1	$247.7	12.6%	$192.0	10.8%	$154.3	9.4%
Oil and Gas	1,628.8	959.0	774.3	215.9	13.3%	99.4	10.4%	80.1	10.4%
Electrical Transmission	428.8	312.2	198.3	41.2	9.6%	38.7	12.4%	28.7	14.5%
Power Generation and Industrial	294.3	668.1	219.6	(16.3)	(5.5)%	32.0	4.8%	(3.2)	(1.4)%
Other	12.3	16.7	4.8	0.5	3.9%	2.0	11.7%	0.4	5.5%
Eliminations	(2.0)	(1.9)	(0.8)	—	—	—	—	—	—
Corporate	—	—	—	(61.4)	—	(42.0)	—	7.6	—
Consolidated Results	$4,324.8	$3,726.8	$2,831.3	$427.6	9.9%	$322.1	8.6%	$267.9	9.5%
The following discussion and analysis of our results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto in Item 8 of this Form 10-K.
Comparison of Years Ended December 31, 2013 and 2012
Revenue. Our revenue was $4.3 billion in 2013 as compared with $3.7 billion in 2012, an increase of $598 million, or 16.0%. Oil and Gas revenue increased by $670 million, or 70%, Communications revenue increased by $190 million, or 11% and Electrical Transmission revenue increased by $117 million, or 37%. As expected, Power Generation and Industrial revenue was down, with a decrease of $374 million, or 56%. Organic revenue growth in the Oil and Gas, Electrical Transmission and Communications segments totaled $565 million, or 18%. Organic revenue growth inclusive of the decrease in Power Generation and Industrial revenues was $191 million, or 5%. Acquisitions contributed $407 million of the year over year increase in revenue. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue was $2.0 billion in 2013, compared to $1.8 billion in 2012, an increase of $190 million, or 11%. Communications revenue was favorably affected by demand for our wireless and wireline services, which increased by $253 million, offset in part by $60 million of lower revenue for certain utility services. Organic revenue growth totaled $138 million, or 8%. Acquisitions contributed $52 million of the year over year increase in revenue.
Oil and Gas Segment. Oil and Gas revenue was $1.6 billion in 2013, compared to $959 million in 2012, an increase of $670 million, or 70%. Long-haul activity for petroleum and natural gas pipelines increased by approximately $552 million, while midstream shale and petroleum pipeline activities decreased by approximately $63 million. Pipeline facility and other project work increased approximately $181 million. Organic revenue increased by $329 million, or 34% versus the prior year. Acquisitions contributed $341 million of the year over year increase in revenue.
Electrical Transmission Segment. Electrical Transmission revenues were $429 million in 2013, as compared with $312 million in 2012, an increase of $117 million, or 37%. Transmission and distribution activities increased by $100 million, while substation activities increased by $16 million. Acquisitions contributed $14 million of the year over year increase in Electrical Transmission revenues.
Power Generation and Industrial Segment. Power Generation and Industrial revenues were $294 million in 2013, compared to $668 million in 2012, a decrease of $374 million, or 56%. As expected, Power Generation and Industrial revenues were down, driven by a decrease in wind and other renewable revenue of $486 million, partially offset by an increase of $112 million in industrial and other project work, which include pumping stations, storage tanks and related civil projects for power generation facilities. Wind project activity was down in 2013 as a result of the delay in renewal of the federal production tax credit for qualified wind facilities, which was not renewed until January 2013.
Other Segment. Revenue from Other businesses was $12 million in 2013, compared to $17 million in 2012, a decrease of approximately $4 million, or 26%. This decrease resulted from completion of a project in our international division.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, totaled $3.7 billion, or 85.1% of revenue in 2013, as compared with $3.2 billion, or 86.9% of revenue in 2012, a $443 million, or 13.7% increase, of which approximately $509 million was driven by higher revenue, offset in part by $67 million of cost improvements. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by 180 basis points, driven largely by improved margins in our Oil and Gas and Communications segments. Oil and Gas margins have benefited from more profitable long-haul pipeline activities in 2013, as well as from improved contract pricing and project efficiencies. Additionally, in 2012, we incurred approximately $36 million of project losses on two oil and gas pipeline projects. Project margins also improved in our Communications segment, primarily due to improvements in contract pricing and improved efficiencies on wireless projects. These improvements were partially offset by lower margins in our Power Generation and Industrial and Electrical Transmission segments.
Depreciation and amortization. Depreciation and amortization was $141 million, or 3.3% of revenue in 2013, as compared with $92 million, or 2.5% of revenue in 2012, an increase of approximately $49 million, or 53.3%. The increase in depreciation and amortization was driven primarily by growth in our Oil and Gas segment, which typically requires a higher level of capital investment, as well as from growth in our Electrical Transmission segment. Acquisition-related depreciation and amortization contributed $23 million of the year over year increase in expense. See Note 15 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated herein by reference, for details of depreciation and amortization expense and capital spending by reportable segment.

General and administrative expense. General and administrative expense was $215 million, or 5.0% of revenue in 2013, as compared with $158 million, or 4.2% of revenue in 2012, an increase of $58 million, or 36.7%. Acquisitions contributed $25 million of incremental general and administrative costs. Organic growth in general and administrative expenses was $33 million, including $9 million of incremental non-cash stock-based compensation expense. Non-cash stock-based compensation expense increased primarily as a result of the issuance of restricted share awards under a new equity incentive program for certain employees of our EC Source business. The remaining $24 million of growth in general and administrative costs resulted from increases in labor expense, bonus expense, ongoing technology initiatives, acquisition-related transaction costs and other administrative costs to support growth in our business. As a percentage of revenue, general and administrative costs increased by approximately 80 basis points.
Interest expense, net. Interest expense, net of interest income, was $46 million, or 1.1% of revenue in 2013, as compared with $37 million, or 1.0% of revenue in 2012, an increase of $9 million. The increase was largely attributable to $7 million of incremental interest expense on our outstanding senior notes. In March 2013, we issued $400 million aggregate principal amount of 4.875% senior notes and repurchased and redeemed $150 million aggregate principal amount of our 7.625% senior notes. Additionally, higher average outstanding balances on equipment notes payable and capital lease obligations in 2013 contributed $2.0 million of incremental interest expense.
Loss on extinguishment of debt. We incurred approximately $5.6 million of debt extinguishment costs in 2013 in connection with the repurchase and redemption of $150 million aggregate principal amount of our 7.625% senior notes. This amount is composed of $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs.
Other (income) expense, net. Other income, net, was $6 million in 2013, as compared with $8 million of other expense, net, in 2012. The change was driven largely by $3 million of legal settlement charges recorded in connection with the Sintel legal matter in 2013 as compared with $10 million in 2012, a decrease of $7 million. In addition, gains on sales of equipment increased, from $1 million in 2012 to $7 million in 2013.
Income taxes. Income tax expense was $93 million in 2013 as compared with $76 million in 2012, an increase of approximately $16 million. The increase was primarily attributable to higher income, partially offset by a lower effective tax rate. Our effective tax rate decreased to 38.5% in 2013 from 39.5% in 2012.
Loss from discontinued operations. Loss from discontinued operations, net of tax, was $6 million in 2013 as compared with $9 million in 2012, a reduction of $3 million. During the third quarter of 2013, we completed the sale of Globetec and recorded losses on disposal and impairment charges of $4 million, net of tax, as compared with $8 million, net of tax, in 2012. In addition, operating losses, net of tax, for the Globetec operation were $2 million in 2013 as compared with $5 million in 2012, a reduction of $3 million. These changes were offset by a $4 million reduction in net income from discontinued operations from DirectStar, which was sold in June of 2012.
Analysis of EBITDA by segment
Communications Segment. EBITDA for our Communications segment was $248 million, or 12.6% of revenue in 2013, compared to $192 million, or 10.8% of revenue in 2012, a $56 million, or 29% increase. Higher revenue contributed $24 million of incremental EBITDA. As a percentage of revenue, EBITDA increased approximately 180 basis points, or approximately $32 million, primarily as a result of improvements in contract pricing of wireless services, as well as better project efficiencies and utilization of resources.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $216 million, or 13.3% of revenue in 2013, compared to $99 million, or 10.4% of revenue in 2012, an increase of $116 million, or 117%. Higher revenues contributed $89 million of incremental EBITDA. As a percentage of revenue, EBITDA improved by 290 basis points, or approximately $28 million. EBITDA margins in 2013 benefited from higher margin long-haul pipeline activities, as well as improved contract pricing and project efficiencies on project work. Additionally, in 2012, we incurred approximately $36 million of project losses on two oil and gas pipeline projects, which suppressed 2012's EBITDA margins.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $41 million, or 9.6% of revenue in 2013, compared to $39 million, or 12.4% of revenue in 2012, an increase of $3 million, or 7%. Higher revenues contributed $11 million of incremental EBITDA. EBITDA margins, however, decreased by 280 basis points, or approximately $9 million. The decrease in EBITDA margins was driven primarily by higher costs associated with a few projects.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was negative $16 million in 2013, compared to EBITDA of $32 million, or 4.8% of revenue in 2012, a decrease of $48 million. The decrease in EBITDA is due to higher costs associated with certain projects, as well as under-utilization of operating and overhead capacity in 2013 due to the decrease in revenue. Despite the current year reduction in wind project activity, the Power Generation and Industrial segment maintained its labor and equipment infrastructure in anticipation of growth in 2014, which resulted in low levels of overhead cost utilization in 2013.
Other Segment. EBITDA from Other businesses was $0.5 million, or 3.9% of revenue in 2013, compared to $2 million of EBITDA, or 11.7% of revenue in 2012. The decrease is primarily attributable to lower revenue.
Corporate Segment. EBITDA for our Corporate segment was negative $61 million in 2013, compared to negative $42 million in 2012. In 2013, we recorded a loss on extinguishment of debt of approximately $6 million in connection with the repurchase and redemption of our 7.625% senior notes. Other cost increases in 2013 as compared with 2012 include $9 million of incremental non-cash stock-based compensation expense and $1 million of incremental acquisition-related transaction costs. Offsetting these cost increases is a reduction of $7 million in legal settlement charges. We recorded $3 million of legal settlement charges in connection with the Sintel matter in 2013, as compared with $10 million in 2012. The remaining $11 million variance resulted from increases in bonus expense, bad debt expense and other administrative costs to support growth in the business.

Comparison of Years Ended December 31, 2012 and 2011
Revenue. Our revenue was $3.7 billion in 2012 as compared with $2.8 billion in 2011, an increase of $895 million, or 31.6%. Revenue grew in all of our reportable segments, with Power Generation and Industrial revenue increasing by $448 million or 204%, Oil and Gas revenue increasing by $185 million, or 24%, Electrical Transmission revenue increasing by $114 million, or 57% and Communications revenue increasing by $138 million, or 8%. Organic revenue growth totaled $725 million, or 26%. Acquisitions contributed $171 million of the year over year increase in revenue. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue was $1.8 billion in 2012, compared to $1.6 billion in 2011, an increase of $138 million, or 8.4%. Communications revenue was favorably affected by demand for our wireless and wireline services as well as from higher utility service and install-to-the home activity, which increased by $33 million, $46 million and $59 million, respectively. Organic revenue growth totaled $75 million, or 4.6%. Acquisitions contributed $62 million of the year over year increase in revenue.
Oil and Gas Segment. Oil and Gas revenue was $959 million in 2012, compared to $774 million in 2011, an increase of $185 million, or 23.9%. Midstream shale and petroleum pipeline activities increased by approximately $226 million, partially offset by decreases of $20 million in long-haul and $21 million in pipeline facility and other project work. Organic revenue increased by $129 million, or 17% versus the prior year. Acquisitions contributed $56 million of the year over year increase in revenue.
Electrical Transmission Segment. Electrical Transmission revenues were $312 million in 2012, as compared with $198 million in 2011, an increase of $114 million, or 57.4%. Transmission and distribution activities increased by $120 million, while substation activities decreased by $6 million. Acquisitions contributed $52 million of the year over year increase in Electrical Transmission revenues.
Power Generation and Industrial Segment. Power Generation and Industrial revenues were $668 million in 2012, compared to $220 million in 2011, an increase of $448 million, or 204%. The increase in revenue was driven largely by growth in renewable energy activities. Wind revenues were favorably affected by customers seeking to complete projects under the federal production tax credit program, which required that qualified facilities be placed in service by December 31, 2012.
Other Segment. Revenue from Other businesses was $17 million in 2012, compared to $5 million in 2011, an increase of $12 million, or 242%. The increase resulted from a new project in our international division to secure a fiber optic circuit and build a central office facility.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, totaled $3.2 billion in 2012, as compared with $2.5 billion, or 86.9% of revenue in both years, a $779 million, or 31.7% increase. The increase was primarily driven by higher revenue. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue was flat, despite $36 million of project losses on two oil and gas pipeline projects in 2012 as compared with $19 million in 2011. Year over year costs of revenue, excluding depreciation and amortization was also affected by a charge of approximately $6 million that we recorded in 2011 related to our multi-employer pension plans.
Depreciation and amortization. Depreciation and amortization was $92 million, or 2.5% of revenue in 2012, as compared with $74 million, or 2.6% of revenue in 2011, an increase of approximately $18 million, or 24%. The increase in depreciation and amortization was driven primarily by growth in our Oil and Gas segment, which typically requires a higher level of capital investment, as well as from growth in our Electrical Transmission segment. Acquisition-related depreciation and amortization contributed $5 million of the year over year increase in expense. See Note 15 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated herein by reference, for details of depreciation and amortization expense and capital spending by reportable segment.
General and administrative expenses. General and administrative expenses were $158 million, or 4.2% of revenue in 2012 as compared with $133 million, or 4.7% of revenue in 2011, an increase of $25 million, or 19%. Acquisitions contributed $8 million of incremental general and administrative costs. Organic growth in general and administrative expense of $16 million was due to increases in labor expense, bonus expense, ongoing technology initiatives and other administrative costs to support growth in our business. As a percentage of revenue, general and administrative costs decreased by approximately 50 basis points.
Interest expense, net. Interest expense, net of interest income, was $37 million, or 1.0% of revenue in 2012, as compared with $34 million, or 1.2% of revenue in 2011. The increase of $3 million included approximately $1.4 million of incremental interest expense on our credit facility resulting from higher average outstanding balances, as well as approximately $1 million of incremental discount accretion from our 2011 senior convertible notes.
Gain on remeasurement of equity interest in acquiree. We recognized a $29 million gain on remeasurement upon our acquisition of EC Source's remaining equity interests during the second quarter of 2011.
Other expense, net. Other expense, net, was $8 million in 2012, driven by a legal settlement charge of $10 million in connection with the Sintel legal matter, partially offset by gains on sales of assets. In 2011, gains and losses on sales of assets largely offset one another.
Income taxes. Income tax expense was $76 million in 2012, as compared with $62 million in 2011, an increase of $14 million, which is due in large part to higher income, as well as an increase in our effective tax rate. Our effective tax rate on income from continuing operations increased to 39.5% in 2012 from 38.8% in 2011.
(Loss) income from discontinued operations. Loss from discontinued operations, net of tax, was $9 million in 2012, as compared with $9 million of income from discontinued operations, net of tax, in 2011. The $18 million variance was driven, in part, by estimated losses on disposal of $8 million, net of tax, that we recognized in 2012 in connection with our decision to sell Globetec. In addition, DirectStar, which was sold in

June of 2012, contributed $4 million of net income from discontinued operations in 2012 as compared with $14 million in 2011, a reduction of $10 million.
Analysis of EBITDA by segment
Communications Segment. EBITDA for our Communications segment was $192 million, or 10.8% of revenue in 2012, compared to $154 million, or 9.4% of revenue in 2011, an increase of $38 million, or 24.4%. Higher revenue contributed $15 million of incremental EBITDA. As a percentage of revenue, EBITDA increased approximately 140 basis points, or approximately $23 million, primarily as a result of better project efficiencies and utilization of resources.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $99 million in 2012, compared to $80 million, or 10.4% of revenue in both years, an increase of $19 million, or 24.0%. The increase in EBITDA is primarily attributable to the increase in revenue. In 2012, we incurred approximately $36 million of project losses on two oil and gas pipeline projects, as compared with $19 million in 2011, which suppressed EBITDA margins in both years. Year over year EBITDA results were also affected by a charge of approximately $6 million that we recorded in 2011 related to our multi-employer pension plans.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $39 million, or 12.4% of revenue in 2012, compared to $29 million, or 14.5% of revenue in 2011, an increase of $10 million, or 34.9%. Higher revenues contributed $14 million of incremental EBITDA. EBITDA margins, however, decreased by 210 basis points, or approximately $4 million. The decrease in EBITDA margins was driven primarily by higher costs associated with several projects.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $32 million, or 4.8% of revenue in 2012, compared to negative EBITDA of $3 million in 2011, an increase of $35 million. Higher revenue contributed $22 million of incremental EBITDA. As a percentage of revenue, EBITDA increased approximately 620 basis points, or approximately $14 million. The improvement in EBITDA margins is primarily attributable to the significant increase in revenue, which improved our level of overhead cost utilization. Despite low levels of project activity in 2011, the Power Generation and Industrial segment maintained its capacity levels in anticipation of expected revenue growth in 2012, which resulted in low levels of overhead cost utilization in 2011.
Other Segment. EBITDA from Other businesses was $2 million, or 11.7% of revenue in 2012, compared to $0.4 million of EBITDA in 2011, or 5.5% of revenue, an increase of $1.7 million. The increase is primarily attributable to increased revenues, as described above.
Corporate Segment. EBITDA for our Corporate segment was negative $42 million in 2012, compared to EBITDA of $8 million in 2011, a net change of $50 million. In 2011, we recorded a $29 million non-cash gain on remeasurement of our equity investment in EC Source and in 2012, we recorded $10 million of legal settlement charges in connection with the Sintel matter in 2012. The remaining $11 million variance resulted from increases in insurance and other administrative costs to support growth in the business.
Foreign Operations
We have operations in Canada as well as in parts of Latin America. See Note 15 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated herein by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted net income from continuing operations (“Adjusted Net Income From Continuing Operations”) and adjusted diluted earnings per share from continuing operations (“Adjusted Diluted Earnings Per Share From Continuing Operations ”). All of these "adjusted" non-U.S GAAP measures exclude non-cash stock-based compensation expense, Sintel legal settlement charges, the loss on debt extinguishment from the repurchase and redemption of our 7.625% senior notes, the gain on remeasurement of our equity interest in EC Source and a multi-employer pension plan withdrawal charge. See Note 11 - Stock-Based Compensation and Other Employee Benefit Plans, Note 16 - Commitments and Contingencies, Note 9 - Debt and Note 3 - Acquisitions in the notes to the audited consolidated financial statements, which notes are incorporated herein by reference. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our 2013 Credit Facility or in the indentures governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with related covenants.
We use EBITDA, Adjusted EBITDA, Adjusted Net Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Additionally, these measures provide a baseline for analyzing trends in our underlying business. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash to service debt, fund capital expenditures and expand our business, but management does not consider the presented non-U.S. GAAP financial measures as measures of our liquidity. While EBITDA and Adjusted EBITDA are measures of our ability to generate cash, these measures exclude the cash impact of changes in our assets and liabilities as well as interest and income taxes. Net cash provided by operating activities in the consolidated statement of cash flows accounts for these changes in our assets and liabilities.

We believe these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income from continuing operations, diluted earnings per share from continuing operations and net cash provided by operating activities, and should be viewed in conjunction with the most comparable GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed with our U.S. GAAP results and the provided reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income from continuing operations, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The table below may contain slight summation differences due to rounding.

	For the Years Ended December 31,
EBITDA Reconciliation - Continuing Operations:	2013		2012		2011
Net income from continuing operations	$147.7	3.4%	$116.6	3.1%	$97.5	3.4%
Interest expense, net	46.4	1.1%	37.4	1.0%	34.5	1.2%
Provision for income taxes	92.5	2.1%	76.1	2.0%	61.8	2.2%
Depreciation and amortization	140.9	3.3%	92.0	2.5%	74.2	2.6%
EBITDA – Continuing Operations	$427.6	9.9%	$322.1	8.6%	$267.9	9.5%
Non-cash stock-based compensation expense	12.9	0.3%	4.4	0.1%	3.6	0.1%
Loss on debt extinguishment	5.6	0.1%	—	—	—	—
Sintel legal settlement	2.8	0.1%	9.6	0.3%	—	—
Gain from remeasurement of equity interest in acquiree	—	—	—	—	(29.0)	(1.0)%
Multi-employer pension plan withdrawal charge	—	—	—	—	6.4	0.2%
Adjusted EBITDA – Continuing Operations	$448.9	10.4%	$336.1	9.0%	$248.9	8.8%
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Years Ended December 31,
Total EBITDA Reconciliation:	2013	2012	2011
EBITDA, Continuing operations	$427.6	$322.1	$267.9
EBITDA, Discontinued operations	(8.8)	(13.0)	15.8
EBITDA, Total MasTec	$418.8	$309.0	$283.7

Reconciliation to Adjusted EBITDA and to Net Cash Provided by Operating Activities, Total MasTec:
Non-cash stock-based compensation expense	12.9	4.4	3.6
Loss on debt extinguishment	5.6	—	—
Sintel legal settlement	2.8	9.6	—
Gain from remeasurement of equity interest in acquiree	—	—	(29.0)
Multi-employer pension plan withdrawal charge	—	—	6.4
Adjusted EBITDA, Continuing operations	$448.9	$336.1	$248.9
Adjusted EBITDA, Discontinued operations	(8.8)	(13.0)	15.8
Adjusted EBITDA, Total MasTec	$440.1	$323.1	$264.6
Interest expense	(46.5)	(37.4)	(34.5)
Provision for income taxes	(90.1)	(71.6)	(68.0)
Payments for call premiums on extinguishment of debt	(4.1)	—	—
Sintel legal settlement	(2.8)	(9.6)	—
Multi-employer pension plan withdrawal charge	—	—	(6.4)
Adjustments to reconcile net income to net cash provided by operating activities, excluding non-cash EBITDA adjustments (a)	25.3	24.3	56.2
Change in assets and liabilities, net of assets acquired and liabilities assumed	(121.5)	(56.3)	(191.2)
Net cash provided by operating activities, Total MasTec	$200.4	$172.5	$20.7
(a) Non-cash EBITDA adjustments include (i) depreciation and amortization expense in all years; (ii) non-cash stock-based compensation expense in all years; (iii) in 2013, a $1.5 million write-off of deferred financing costs on redeemed debt, and (iv) in 2011, a $29.0 million gain on remeasurement of our equity interests in EC Source.

Adjusted Net Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations

The table below reconciles Adjusted Net Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations with reported net income from continuing operations and reported diluted earnings per share from continuing operations, the most directly comparable U.S. GAAP financial measures. Adjustments have been tax effected using the effective tax rate from continuing operations for the respective periods.

	For the Years Ended December 31,
	2013		2012		2011
	Net Income From Continuing Operations (in millions)	Diluted Earnings Per Share, Continuing Operations	Net Income From Continuing Operations (in millions)	Diluted Earnings Per Share, Continuing Operations	Net Income From Continuing Operations (in millions)	Diluted Earnings Per Share, Continuing Operations
Reported U.S GAAP measure	$147.7	$1.74	$116.6	$1.42	$97.5	$1.13
Non-cash stock-based compensation expense (a)	8.0	0.09	2.7	0.03	2.2	0.03
Loss on debt extinguishment (b)	3.5	0.04	—	—	—	—
Sintel legal settlement (c)	1.7	0.02	5.8	0.07	—	—
Gain on remeasurement of equity interest in acquiree (d)	—	—	—	—	(17.8)	(0.20)
Multi-employer pension plan withdrawal charge (e)	—	—	—	—	3.9	0.05
Adjusted non-U.S. GAAP measure	$160.8	$1.90	$125.1	$1.53	$85.8	$1.00

(a)	Represents the after-tax expense and corresponding diluted per share impact related to non-cash stock-based compensation expense.

(b)	Represents the after-tax expense and corresponding diluted per share impact related to loss on debt extinguishment associated with the repurchase and redemption of our 7.625% senior notes.

(c)	Represents the after-tax expense and corresponding diluted per share impact related to Sintel legal settlement charges.

(d)	Represents the after-tax gain and corresponding diluted per share impact from the non-cash gain on remeasurement of our equity investment in EC Source.

(e)	Represents the after-tax charge and corresponding diluted per share impact related to our withdrawal from a multi-employer pension plan.
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
Capital Expenditures. We estimate that we will spend approximately $100 million in 2014 on capital expenditures, and, in addition, we expect to incur between $90 million and $100 million of equipment purchases under capital lease or other financing arrangements. For the year ended December 31, 2013, we spent approximately $126 million on capital expenditures, or $110 million net of asset disposals, and incurred approximately $111 million of equipment purchases under capital lease and other financing arrangements. Actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future.
Acquisition-Related Contingent Consideration. In most of our recent acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid either in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of December 31, 2013 is approximately $177 million. Of this amount, $65 million represented the liability for earn-out obligations that had already been earned. The remainder, $112 million, is management's estimate of potential earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned. During the years ended December 31, 2013, 2012 and 2011, we made cash payments of $19 million, $34 million and $45 million, respectively, related to earn-out obligations.
Income Taxes. Cash tax payments were $80 million, $59 million and $28 million for the years ended December 31, 2013, 2012 and 2011. Our cash tax payments increased for the years ended December 31, 2013 and 2012 as compared with the respective prior years primarily as a result of higher taxable income and earnings.
Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year and we generally experience seasonal working capital needs from approximately April through October to support growth in accounts receivable, and to a lesser extent, inventory. Working capital needs tend to increase when we commence large amounts of work due to the fact that payroll and certain other costs, including inventory, are required to be paid before the receivables resulting from work performed are billed and collected. Timing of project close-outs can contribute to changes in unbilled revenue. Accounts receivable balances increased from $877 million as of December 31, 2012 to $1.1 billion as of December 31, 2013 due to higher revenues as well as an increase in days sales outstanding, as discussed within the Summary of Financial Condition, Liquidity and Capital Resources below. Inventory balances have decreased from $84 million as of December 31, 2012 to $70 million as of December 31, 2013.
Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount (from 2% to 15%) until the job is completed. For certain customers, we maintain inventory to meet the material requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-if-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.
Convertible Notes - Settlement. Our senior convertible notes, which had an outstanding principal amount of $215 million as of December 31, 2013, mature in 2014. We expect to refinance the principal amount of these notes on a long-term basis, either from borrowings under our 2013 Credit Facility or through other sources of available funding. As a result, their carrying values as of December 31, 2013 have been presented within long-term debt in the audited consolidated financial statements. As of December 31, 2013, our common stock trading price was higher than the conversion prices of our 2011 Convertible Notes, of which $202.3 million aggregate principal amount was outstanding as of December 31, 2013. Currently, we intend to settle the principal amounts of our 2011 Convertible Notes upon any conversion thereof in cash, and we intend to settle any premium value, which is the value of any excess of the actual share price over the conversion prices of the 2011 Convertible Notes, in shares. Notwithstanding our present intention to settle conversions of our 2011 Convertible Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our 2013 Credit Facility; however, as of December 31, 2013, these restrictions would not have limited our ability to settle the 2011 Convertible Notes in cash. See Summary of Financial Condition, Liquidity and Capital Resources below for discussion pertaining to our 2013 Credit Facility.
Summary of Financial Condition, Liquidity and Capital Resources
We anticipate that funds generated from operations, borrowings under our 2013 Credit Facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, debt service obligations, anticipated capital expenditures, insurance collateral requirements, earn-out obligations and letters of credit for at least the next twelve months.
Sources and Uses of Cash
As of December 31, 2013, we had $480 million in working capital, defined as current assets less current liabilities, as compared to $336 million as of December 31, 2012, an increase of $145 million. Our working capital has increased, primarily as a result of higher activity levels, as discussed in the "Comparison of Fiscal Year Results" section above. Specifically, accounts receivable balances have increased, offset in part by increases in accounts payable and accrued expenses. Total cash and cash equivalents of $23 million as of December 31, 2013 decreased by $4 million from total cash and cash equivalents of $27 million as of December 31, 2012.
Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$200.4	$172.5	$20.7
Net cash used in investing activities	$(263.2)	$(94.3)	$(101.8)
Net cash provided by (used in) financing activities	$59.0	$(71.8)	$(76.4)

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of billings and collections of receivables and the settlement of payables and other obligations. A portion of working capital assets is typically converted to cash in the first quarter. Conversely, working capital needs generally increase from April through October due to the seasonality of our business. Cash provided by operating activities for the year ended December 31, 2013 increased to $200 million from $173 million in 2012, an increase of $28 million, partially as a result of net income increasing by $34 million. The impact on cash provided by operating activities of changes in non-cash adjustments was an increase of $59 million, driven largely by an increase in depreciation and amortization of $48 million. Net changes in assets and liabilities had a negative impact on cash provided by operating activities of $65 million, related largely to the use of cash for working capital, primarily accounts receivable and billings in excess of costs and earnings.
Days sales outstanding net of billings in excess of costs and earnings for our continuing operations was 80 as of December 31, 2013 as compared with 74 as of December 31, 2012. Days sales outstanding net of billings in excess of costs and earnings is calculated as: accounts receivable, net, less billings in excess of costs and earnings, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. The increase in days sales outstanding is largely attributable to timing of collections on certain projects. Changes in project and customer mix have also contributed to the increase in days sales outstanding. We do not currently anticipate collection issues related to our outstanding accounts receivable balances, and we continue to bill and collect outstanding amounts in a timely manner.
Investing Activities. Net cash used in investing activities increased by $169 million to $263 million in 2013 from $94 million of cash used in investing activities in 2012. The increase in cash used in investing activities was largely driven by a reduction in cash proceeds from disposed businesses of $101 million, due to $98 million of net proceeds received from the sale of our DirectStar business in 2012. Payments for current year acquisitions were $149 million, a $29 million increase in cash used in investing activities as compared with 2012. Additionally, our capital expenditures increased in 2013. We spent $126 million in 2013 on capital expenditures, or $110 million net of asset disposals, as compared with capital expenditures of $72 million, net of asset disposals, in 2012, a $38 million increase. Capital expenditures have increased to support growth, primarily in our Oil and Gas segment, which generally requires higher levels of capital investment, as well as from growth in our Electrical Transmission segment.
Financing Activities. Cash provided by financing activities for the year ended December 31, 2013 was $59 million, as compared with cash used in financing activities of $72 million in the prior year, an increase of $131 million. Proceeds from the issuance of our $400 million aggregate principal amount of 4.875% senior notes (the "4.875% Senior Notes") in March 2013, were partially offset by the repurchase and redemption of our $150 million principal amount of 7.625% senior notes (the "7.625% Senior Notes"). Additionally, net repayments of outstanding balances on our 2013 Credit Facility were $175 million higher than net repayments in 2012 on our previous credit facility, which we also refer to as our 2011 Credit Facility.

Cash provided from financing activities for the year ended December 31, 2013 also benefited from a decrease of $75 million in cash used for purchases of treasury stock in 2012.
Credit Facility
As amended in the fourth quarter of 2013, we have a $750 million senior secured revolving credit facility, also referred to as our 2013 Credit Facility, maturing in October 2018, of which up to $100 million may be borrowed in Canadian dollars, and under which up to $450 million is available for letters of credit and up to $75 million is available for swing line loans.  See discussion in Note 9 - Debt in the notes to the audited consolidated financial statements, which is herein incorporated by reference, for terms and conditions associated with our 2013 Credit Facility. Interest on outstanding revolving loans under our 2013 Credit Facility accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the 2013 Credit Facility, plus a margin, or a base rate, as defined in the 2013 Credit Facility, plus a margin. As of December 31, 2013, we had $53 million of outstanding revolving loans under our 2013 Credit Facility with a weighted average interest rate of 2.14% and $134.8 million of outstanding letters of credit. Our remaining borrowing capacity of $562.1 million as of December 31, 2013 was available for loans or up to $315.2 million of new letters of credit.
Based upon current availability under our 2013 Credit Facility, our liquidity and our anticipated cash flow, we believe we will be in compliance with the 2013 Credit Facility’s terms and conditions for the next twelve months. We are dependent upon borrowings and letters of credit under the 2013 Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of the 2013 Credit Facility, we would be required to obtain modifications to the 2013 Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all.
Issuance of 4.875% Senior Notes and Repurchase and Redemption of 7.625% Senior Notes
In March 2013, we issued $400 million of 4.875% Senior Notes due March 15, 2023 in a registered public offering, and we repurchased and redeemed our 7.625% Senior Notes. See Note 9 - Debt in the notes to the audited consolidated financial statements, which is incorporated herein by reference, for additional information.
Senior Convertible Notes
As of December 31, 2013, we had outstanding $202.3 million aggregate principal amount of senior convertible notes that we issued in 2011, which we refer to as our 2011 Convertible Notes. We also had outstanding as of December 31, 2013 $12.6 million aggregate principal amount of senior convertible notes that we issued in 2009, which we refer to as our 2009 Convertible Notes. For details of the terms pertaining to our senior convertible notes, including their conversion terms, see Note 2 - Earnings Per Share and discussion under "Senior Convertible Notes" in Note 9 – Debt in the notes to the audited consolidated financial statements, which notes are incorporated herein by reference.
Due to the optional cash settlement feature of the 2011 Convertible Notes and our intent to settle the principal amount thereof in cash, the 13.0 million conversion shares underlying the outstanding principal amount of the 2011 Convertible Notes are not required to be included in our diluted share count. Notwithstanding our present intention to settle the principal amount of the 2011 Convertible Notes in cash, we may be restricted from doing so under certain provisions of our 2013 Credit Facility, which restrict the repurchase or prepayment of certain unsecured indebtedness. If we were unable to settle conversions of the 2011 Convertible Notes in accordance with our stated intent to settle principal amounts due in cash with either existing cash balances or through our 2013 Credit Facility, we could be required to obtain additional funding or settle such conversions by issuing shares of our common stock, which would be dilutive to our existing shareholders.
Acquisition Debt
In connection with certain acquisitions, we have entered into or assumed certain debt and/or capital lease obligations. As of December 31, 2013, $9.8 million of acquisition-related debt remained outstanding.
Debt Guarantees and Covenants
The 4.875% Senior Notes, 2011 Convertible Notes and 2009 Convertible Notes are, and through March 29, 2013, the 7.625% Senior Notes were, fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of our 2013 Credit Facility or other outstanding indebtedness.  See Note 19 - Supplemental Guarantor Condensed Consolidating Financial Information in the notes to the audited consolidated financial statements, which is incorporated herein by reference. We were in compliance with all provisions and covenants contained in our outstanding debt instruments as of December 31, 2013.
Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2013 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
2013 Credit Facility (a)	$53.0	$—	$—	$53.0	$—
4.875% Senior Notes	400.0	—	—	—	400.0
Senior convertible notes (b) (c)	215.0	—	—	215.0	—
Notes payable for equipment	26.9	10.0	16.2	0.7	—
Earn-out obligations (d)	64.7	64.7	—	—	—
Capital leases	126.0	41.3	59.1	24.8	0.8
Operating leases	145.6	54.3	68.8	17.2	5.3
Obligations under multi-employer pension plan (e)	5.4	1.2	2.4	1.8	—
Interest (f)	222.6	31.8	54.6	51.6	84.6
Total	$1,259.2	$203.3	$201.1	$364.1	$490.7

(a)	Represents outstanding revolving loans on our 2013 Credit Facility as of December 31, 2013.

(b)
Amount is composed of $105.3 million principal amount of 2011 4.0% senior convertible notes, $9.6 million principal amount of 2009 4.0% senior convertible notes, $97.0 million principal amount of 2011 4.25% senior convertible notes and $3.0 million principal amount of 2009 4.25% senior convertible notes.

(c)
The $215.0 million principal amount of senior convertible notes maturing in 2014, which the Company expects to refinance on a long-term basis, is classified as long-term debt as of December 31, 2013. The repayment schedule above reflects the projected repayment of the entire amounts in the 3 - 5 year period.

(d)
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these earn-out payments, we have only included earn-out obligations that we assume will be paid in cash and have been earned as of December 31, 2013.

(e)	Represents withdrawal liability as of December 31, 2013 and excludes normal contributions required under our collective bargaining agreements.

(f)	Represents expected future interest payments on debt and capital lease obligations. With the exception of our 2013 Credit Facility, all of our debt instruments are fixed rate interest obligations.
Off-balance sheet arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multi-employer pension plans and liabilities associated with certain indemnification and guarantee arrangements. We do not have any material off-balance sheet financing arrangements with variable interest entities. Refer to Note 16 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated herein by reference, for current period details pertaining to our off-balance sheet arrangements.
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
Recently Issued Accounting Pronouncements
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on outstanding revolving loans under our 2013 Credit Facility accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the 2013 Credit Facility, plus a margin, or a base rate, as defined in the 2013 Credit Facility, plus a margin. As of December 31, 2013, we had $53.0 million aggregate principal amount of outstanding revolving loans under our 2013 Credit Facility with a weighted average interest rate of 2.14%. Interest on letters of credit issued under our 2013 Credit Facility accrued at either 0.75% or 1.50% per annum as of December 31, 2013 based on the type of letter of credit issued. A 100 basis point increase in the interest rate applicable to revolving loans under our 2013 Credit Facility would not have had a material impact on our results of operations for the year ended December 31, 2013.
As of December 31, 2013, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes, $115 million aggregate principal amount of 4.0% senior convertible notes, $100 million aggregate principal amount of 4.25% senior convertible notes and $27 million of notes payable for equipment, which had a weighted average interest rate of approximately 3.2%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
We have foreign operations in Canada, as well as in parts of Latin America. For the year ended December 31, 2013, we had foreign currency translation losses of $7.9 million, relating primarily to our Canadian operations, which were recorded as a component of other comprehensive loss. Our Canadian presence has grown in recent years due to acquisitions. Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States,

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MasTec, Inc.
Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in Item 15(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MasTec, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), MasTec, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants

Miami, Florida

February 27, 2014

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenue	$4,324,787	$3,726,789	$2,831,292
Costs of revenue, excluding depreciation and amortization	3,682,367	3,239,195	2,459,746
Depreciation and amortization	140,926	91,958	74,151
General and administrative expenses	215,402	157,524	132,594
Interest expense, net	46,442	37,376	34,466
Loss on extinguishment of debt	5,624	—	—
Gain on remeasurement of equity interest in acquiree	—	—	(29,041)
Other (income) expense, net	(6,188)	8,017	96
Income from continuing operations before income taxes	$240,214	$192,719	$159,280
Provision for income taxes	(92,542)	(76,080)	(61,824)
Net income from continuing operations	$147,672	$116,639	$97,456
Discontinued operations:
Net (loss) income from discontinued operations, including loss on disposal and impairment charges (See Note 4)	$(6,456)	$(9,223)	$8,516
Net income	$141,216	$107,416	$105,972
Net income (loss) attributable to non-controlling interests	266	(10)	(29)
Net income attributable to MasTec, Inc.	$140,950	$107,426	$106,001
Earnings per share: (See Note 2)
Basic earnings (loss) per share:
Continuing operations	$1.92	$1.49	$1.19
Discontinued operations	(0.09)	(0.12)	0.10
Total basic earnings per share (a)	$1.83	$1.37	$1.29
Basic weighted average common shares outstanding	76,923	78,275	82,182
Diluted earnings (loss) per share:
Continuing operations	$1.74	$1.42	$1.13
Discontinued operations	(0.08)	(0.11)	0.10
Total diluted earnings per share (a)	$1.66	$1.31	$1.23
Diluted weighted average common shares outstanding	84,901	82,082	86,716

(a) Earnings per share calculations may contain slight summation differences due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$141,216	$107,416	$105,972
Other comprehensive (loss) income:
Foreign currency activity, net of tax (See Note 13)	(7,893)	1,924	(1,630)
Changes in value of available-for-sale securities, net of tax (See Note 13)	108	521	(160)
Other comprehensive (loss) income	$(7,785)	$2,445	$(1,790)
Comprehensive income	$133,431	$109,861	$104,182
Comprehensive income (loss) attributable to non-controlling interests	266	(10)	(29)
Comprehensive income attributable to MasTec, Inc.	$133,165	$109,871	$104,211

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$22,927	$26,382
Accounts receivable, net of allowance	1,134,337	877,214
Inventories	70,185	83,939
Prepaid expenses and other current assets, including discontinued operations (See Note 4)	78,534	62,106
Total current assets	$1,305,983	$1,049,641
Property and equipment, net	488,132	348,858
Goodwill	899,364	826,629
Other intangible assets, net	165,606	137,020
Other long-term assets, including discontinued operations (See Note 4)	60,553	54,160
Total assets	$2,919,638	$2,416,308
Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$51,376	$52,596
Accounts payable	424,917	401,175
Accrued salaries and wages	66,455	31,522
Other accrued expenses	71,465	45,814
Acquisition-related contingent consideration, current	64,747	19,216
Billings in excess of costs and earnings	121,641	123,435
Other current liabilities, including discontinued operations (See Note 4)	24,945	40,377
Total current liabilities	$825,546	$714,135
Acquisition-related contingent consideration, net of current portion	112,370	135,712
Long-term debt	765,425	546,323
Long-term deferred tax liabilities, net	154,883	119,388
Other liabilities	40,356	38,875
Total liabilities	$1,898,580	$1,554,433
Commitments and contingencies (See Note 16)
Equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued shares - 86,725,372 and 85,915,552 as of December 31, 2013 and 2012, respectively	8,672	8,592
Capital surplus	822,836	803,166
Contributed shares (See Note 11)	6,002	—
Retained earnings	341,865	200,915
Accumulated other comprehensive loss	(13,286)	(5,501)
Treasury stock, at cost; 9,467,286 shares as of both December 31, 2013 and 2012	(150,000)	(150,000)
Total MasTec, Inc. shareholders’ equity	$1,016,089	$857,172
Non-controlling interests	$4,969	$4,703
Total equity	$1,021,058	$861,875
Total liabilities and equity	$2,919,638	$2,416,308

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock				(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Contributed Shares (Note 11)	Capital Surplus
Balance as of December 31, 2010	78,215,189	$7,822	—	$—	$—	$663,927	$(12,512)	$(6,156)	$653,081	$81	$653,162
Net income							106,001		106,001	(29)	105,972
Other comprehensive loss								(1,790)	(1,790)		(1,790)
Issuance of common stock, acquisition-related	5,129,642	513				93,700			94,213		94,213
Senior convertible notes, conversion feature, net of tax						10,739			10,739		10,739
Non-cash stock-based compensation						3,573			3,573		3,573
Excess tax benefits, stock-based compensation						7,766			7,766		7,766
Stock options exercised	1,132,396	113				11,609			11,722		11,722
Restricted share awards issued	646,531	64							64		64
Other stock issuances, net	38,769	4				782			786		786
Treasury stock acquired, at cost			(4,593,663)	(75,000)					(75,000)		(75,000)
Balance as of December 31, 2011	85,162,527	$8,516	(4,593,663)	$(75,000)	$—	$792,096	$93,489	$(7,946)	$811,155	$52	$811,207
Net income							107,426		107,426	(10)	107,416
Other comprehensive income								2,445	2,445		2,445
Acquisition of non-controlling interest										4,661	4,661
Non-cash stock-based compensation						4,433			4,433		4,433
Excess tax benefits, stock-based compensation						759			759		759
Stock options exercised	391,949	40				3,678			3,718		3,718
Restricted share awards issued	347,889	35							35		35
Other stock issuances, net	13,187	1				2,200			2,201		2,201
Treasury stock acquired, at cost			(4,873,623)	(75,000)					(75,000)		(75,000)
Balance as of December 31, 2012	85,915,552	$8,592	(9,467,286)	$(150,000)	$—	$803,166	$200,915	$(5,501)	$857,172	$4,703	$861,875
Net income							140,950		140,950	266	141,216
Other comprehensive loss								(7,785)	(7,785)		(7,785)
Non-cash stock-based compensation						12,944			12,944		12,944
Excess tax benefits, stock-based compensation						4,315			4,315		4,315
Stock options exercised	513,254	51				3,816			3,867		3,867
Restricted share awards issued	68,122	7							7		7
Other stock issuances, net	428,444	42				4,577			4,619		4,619
Contributed shares	(200,000)	(20)			6,002	(5,982)			—		—
Balance as of December 31, 2013	86,725,372	$8,672	(9,467,286)	$(150,000)	$6,002	$822,836	$341,865	$(13,286)	$1,016,089	$4,969	$1,021,058

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$141,216	$107,416	$105,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,928	92,601	75,228
Non-cash interest expense, including write-off of deferred financing costs on redeemed debt	10,717	8,595	7,552
Non-cash stock-based compensation expense	12,944	4,433	3,573
Excess tax benefit from stock-based compensation	(4,315)	(759)	(7,766)
Provision for deferred income taxes	6,533	5,127	40,280
Provision for losses on construction projects, net	7,332	(9,649)	10,509
Provision for losses on operating assets	8,009	9,305	5,101
(Gains) losses on sales of assets	(7,528)	(1,208)	497
Loss on disposal and impairment charges, discontinued operations	6,036	12,922	—
Gain on remeasurement of equity interest in acquiree	—	—	(29,041)
Changes in assets and liabilities, net of non-cash transactions:
Accounts receivable	(204,330)	(177,313)	(180,839)
Inventories	13,481	15,448	(30,527)
Other assets, current and non-current portion	6,246	(7,416)	(26,957)
Accounts payable and accrued expenses	72,514	76,285	73,099
Billings in excess of costs and earnings	(8,227)	15,651	(34,712)
Book overdrafts	6,363	116	14,906
Other liabilities, current and non-current portion	(7,517)	20,954	(6,143)
Net cash provided by operating activities	$200,402	$172,508	$20,732
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	(148,567)	(119,459)	(40,681)
Proceeds from disposal of business, net of cash divested	(2,997)	97,728	—
Capital expenditures	(126,288)	(79,686)	(71,710)
Proceeds from sale of property and equipment	15,858	7,385	6,227
Proceeds from sale or redemption of investments	14,956	—	4,600
Payments for other investments, net	(16,173)	(284)	(284)
Net cash used in investing activities	$(263,211)	$(94,316)	$(101,848)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility	1,149,040	959,183	370,411
Repayments of credit facility	(1,249,601)	(885,183)	(310,411)
Proceeds from issuance of 4.875% Senior Notes	400,000	—	—
Repayment of 7.625% Senior Notes	(150,000)	—	—
Repayments of other borrowings	(27,705)	(21,455)	(13,956)
Payments of capital lease obligations	(43,040)	(21,060)	(16,458)
Repurchase of common stock	—	(75,000)	(75,000)
Proceeds from stock-based awards, net of tax withholdings	8,355	5,013	12,542
Excess tax benefit from stock-based compensation	4,315	759	7,766
Payments of acquisition-related contingent consideration	(18,683)	(33,936)	(44,714)
Payments of financing costs, including call premiums on extinguishment of debt	(13,688)	(117)	(6,589)
Net cash provided by (used in) financing activities	$58,993	$(71,796)	$(76,409)
Net (decrease) increase in cash and cash equivalents	(3,816)	6,396	(157,525)
Net effect of currency translation on cash	(24)	91	201
Cash and cash equivalents - beginning of period	26,767	20,280	177,604
Cash and cash equivalents - end of period	$22,927	$26,767	$20,280
Cash and cash equivalents of discontinued operations	$—	$385	$12,874
Cash and cash equivalents of continuing operations	$22,927	$26,382	$7,406

Supplemental cash flow information:
Interest paid	$37,531	$27,074	$27,607
Income taxes paid, net of refunds	$79,504	$58,968	$27,803
Receipt of inventory prepaid in prior year	$—	$12,005	$—
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$86,330	$60,648	$7,412
Equipment acquired under financing arrangements	$24,244	$6,009	$25,788
Conversion of equipment leases from operating to capital	$—	$—	$23,366
Value of acquisition-related contingent consideration	$29,971	$66,700	$48,111
Value of shares contributed by shareholder, former owner of acquired business	$6,002	$—	$—
Shares issued in connection with business combinations	$—	$—	$94,213
Exchange of senior convertible notes	$—	$—	$202,322

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, such as: petroleum and natural gas pipeline infrastructure; wireless, wireline and satellite communications; electrical utility transmission and distribution; power generation; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial; and (5) Other. See Note 15 - Segments and Related Information.
Principles of Consolidation
The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income. The Company’s investments in entities in which the Company does not have a controlling interest, but has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as long-term assets in the consolidated balance sheets. Income or loss from these investments is recorded in other income or expense, net, in the consolidated statements of operations. The cost method is used for investments in entities in which the Company does not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Gains or losses resulting from transactions executed in a foreign currency are included in other income or expense, net. The Company does not currently have any subsidiaries that operate in highly inflationary environments. The results of operations and financial position of any discontinued operations are aggregated and presented separately from the Company's continuing operations in the consolidated financial statements for all periods presented. Certain prior year amounts have been reclassified to conform to the current period presentation.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue, in particular, on long-term construction contracts, including estimates of costs to complete projects and provisions for contract losses; allowances for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, assets and liabilities classified as held-for-sale, convertible debt obligations and investments in cost and equity method investees; asset lives used in computing depreciation and amortization, including amortization of intangible assets; share-based compensation; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
Significant Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements.
Revenue Recognition
Revenues are derived from projects performed under master and other service agreements as well as from fixed price contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company frequently provides maintenance, installation and repair work under unit price or fixed price master service or other service agreements that are renewed on a periodic basis. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. The Company also performs services under master and other service agreements on a fixed fee basis, under which MasTec furnishes specified units of service for a fixed price per unit of service and revenue is recognized as the services are rendered. Revenues from fixed price contracts provide for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenues from these contracts are recognized using the percentage-of-completion method. Under this method, the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment (excluding depreciation). Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenues and costs.

The cost estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. Fixed price projects are generally completed within one year. The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon evidence such as engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2013 and 2012, the Company had approximately $79 million and $40 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being negotiated in the normal course of business. These contract price adjustments represent management's best estimate of additional contract revenues that have earned and that management believes are probable of collection. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts, which are primarily expected to be billed and collected within one year.
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
If estimates of the collectibility of accounts receivable change, or should customers experience unanticipated financial difficulties, or if anticipated recoveries in existing bankruptcies or other work-out situations fail to materialize, adjustments to the allowance for doubtful accounts may be required. Estimates of collectibility are subject to significant change during times of economic weakness or uncertainty in either the overall economy or within the industries served by MasTec. Management actively monitors the economic environment and its impact on MasTec's customers in connection with its evaluation of accounts receivable aging, collections and the adequacy of its reserve for doubtful accounts.
Cash and Cash Equivalents
Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents, which are carried at fair value. On a daily basis, available funds are swept from the Company’s depository accounts into a concentration account, which are used to repay outstanding revolving loans under the Company’s credit facility. Other cash balances maintained by certain operating subsidiaries, which are not swept into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Outstanding checks that have not yet cleared through the banking system represent book overdrafts, which are classified within accounts payable. There are no compensating balance requirements associated with the Company’s depository accounts and there are no other restrictions on the transfer of cash associated with the Company’s depository accounts. As of December 31, 2013 and 2012, book overdrafts totaled $21.4 million and $15.0 million, respectively.
Inventories
Inventories consist of materials and supplies for construction and installation projects, which are valued at the lower of cost or market using either the average cost or specific identification methods of costing. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could result in an impairment of the value of materials purchased. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of December 31, 2013 and 2012, inventory obsolescence reserves were $2.6 million and $2.0 million, respectively.
Long-Lived Assets
The Company’s long-lived assets consist primarily of property and equipment and finite-lived intangible assets. Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. In addition, certain costs incurred in connection with developing or obtaining internal-use software are capitalized within office furniture and equipment. Depreciation and amortization of long-lived assets is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in other income or expense. Acquired intangible assets that have finite useful lives are recognized and amortized over their useful lives, which are generally based on contractual or legal rights.
Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Estimated fair values take into consideration appropriate discount rates relative to risk. Management believes that these estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three years in the period ended December 31, 2013, no material impairment charges were incurred relating to the Company’s long-lived assets of continuing operations.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. The Company performs its annual impairment review of goodwill and indefinite-lived intangible assets during the fourth quarter each year. Goodwill is evaluated at the reporting unit level, which is one level below the Company's reportable segments. A reporting unit is an operating segment or one level below an operating segment. Each of the Company's reporting units comprises one component of one of its five reportable segments. Management identifies its reporting units by assessing whether components have discrete financial information available, engage in business activities and whether a segment manager regularly reviews the operating results of that component. Net assets of acquired businesses and related goodwill are allocated to the corresponding reporting units upon acquisition, based upon the Company's expected organizational structure. If two or more components are deemed economically similar, those components are aggregated into one reporting unit for purposes of the Company's annual goodwill impairment review. No components have been aggregated for the annual impairment reviews.
During the three years in the period ended December 31, 2013, the Company assessed qualitative factors to determine whether it was more likely than not that the fair value of the Company’s reporting units were less than their carrying amounts as a basis for determining whether it was necessary to perform the traditional two-step goodwill impairment test. Based on these analyses, the Company estimated the fair values of three of its reporting units using a discounted cash flow methodology, which incorporated management estimates including five-year projections of revenues, operating costs and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. Management applied a discounted cash flow technique utilizing a terminal value equal to 5.5 times estimated year five EBITDA, which is defined as earnings from continuing operations before interest, taxes, depreciation and amortization. The discount rate was estimated to be 7.2% per annum and represented the Company’s estimated cost of capital at the time of the analysis. A 100 basis point change in the discount rate would not have had a material impact on the results of the impairment analyses. Based upon the Company's analysis, the estimated fair values of the Company’s reporting units for its continuing operations businesses were determined to substantially exceed their carrying values for each of the three years in the period ended December 31, 2013.

During the years ended December 31, 2013 and 2012, the Company assessed qualitative factors to determine if it was more likely than not that the fair values of its indefinite-lived intangible assets were less than their carrying amounts. For the year ended December 31, 2011, management estimated the fair values of its indefinite-lived intangible assets based on estimates of growth rates for the related businesses and estimated future economic conditions. Based upon the results of these analyses, the estimated fair values of the Company's indefinite-lived intangible assets were determined to exceed their carrying values for each of the years in the three year period ended December 31, 2013.
Business Combinations – Valuation of Acquired Net Assets and Estimated Future Earn-Out Obligations
The Company allocates the purchase price for each business combination, or acquired business, based upon (i) the fair value of the consideration paid and (ii) the fair value of net assets acquired. The determination of the fair value of net assets acquired requires estimates and judgments of future cash flow expectations for the acquired business and the allocation of those cash flows to identifiable tangible and intangible assets. Fair values are calculated by incorporating expected cash flows into industry standard valuation techniques. For current assets and current liabilities, the book value is generally assumed to equal the fair value. Goodwill is the amount by which the purchase consideration exceeds the fair value of net assets acquired. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually and, if impaired, their carrying value is reduced to fair value. Acquisition costs are expensed as incurred, and are included in general and administrative costs for all years presented.
Consideration paid generally consists of cash, common stock and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, which are also referred to as “contingent consideration” or “earn-outs.” A liability for contingent consideration is measured at its estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded as a component of other income or expense in the consolidated statements of operations. Fair value as of the date of acquisition is estimated based on projections of expected future cash flows for the acquired business. If, subsequent to the date of acquisition, future earn-out payments are expected to exceed earn-out payments estimated as of the date of acquisition, then a loss would be recognized in the period in which that expectation is considered probable. Conversely, if earn-out payments are expected to fall below earn-out payments estimated as of the date of acquisition, a gain would be recognized in the period that expectation is considered probable.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize such calculations. Most calculations are considered preliminary until the end of the measurement period. All subsequent adjustments to initial valuations and estimates during the measurement period that reflect newly discovered information that existed as of the date of acquisition are recorded with an offsetting entry to goodwill; otherwise, those adjustments are reflected as income or expense, as appropriate. The consolidated financial information for the period of acquisition is revised for such measurement period adjustments when that period is presented in future consolidated financial statements.
Deferred Financing Costs
Deferred financing costs related to the Company’s credit facility, senior notes and senior convertible notes, whose short and long-term portions are included in other current and non-current assets, respectively, in the consolidated balance sheets, are amortized over the related terms of the debt using the effective interest method. During the year ended December 31, 2013, the Company incurred $9.6 million of deferred financing costs related to the issuance of its 4.875% Senior Notes and its 2013 Credit Facility and recorded a charge of $1.5 million for the write-off of deferred financing costs related to its 7.625% Senior Notes. Net deferred financing costs as of December 31, 2013 and 2012 were $14.0 million and $9.9 million, respectively.
Self-Insurance
The Company is self-insured up to the amount of the deductible for its insurance policies. MasTec maintains insurance policies subject to per claim deductibles of $1.5 million for its workers’ compensation policy, $2.0 million for its general liability policy and $2.0 million for its automobile liability policy. The Company has excess umbrella coverage up to $100.0 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported with assistance from third-party actuaries. MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.5 million. MasTec’s liability for employee group claims is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is also required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain insurance-related surety bonds in certain states. Cash collateral deposited with insurance carriers is included in other long-term assets in the consolidated balance sheets.
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
In determining the provision for income taxes, management uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which the Company operates. Significant factors that impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. As of December 31, 2013, the Company has not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the United States. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and certain other circumstances.
The Company and its subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. The Company’s U.S. federal income tax returns for years ending on or after December 31, 2010, and many U.S. state and local income tax returns, remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the resolution management currently anticipates, and those differences could result in significant costs or benefits to the Company. If applicable, any interest or penalties pertaining to the Company’s income tax returns, if assessed, would be recorded within interest expense or general and administrative expense, respectively, in the consolidated statements of operations.
Stock-Based Compensation
The Company has granted to employees and others restricted stock and options to purchase common stock. Non-cash stock compensation expense is included in general and administrative expense in the consolidated statements of operations. Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values and the estimated number of shares ultimately expected to vest. The Company records a deferred tax asset, or future tax benefit, based on the amount of share-based compensation recognized in the financial statements over the vesting period of share-based awards. If the exercise date fair value of a stock option, or the vesting date fair value of a restricted share award, exceeds its grant date fair value, the tax effect of this difference (“excess tax benefit”) is recorded as an increase to additional paid-in capital (“APIC”), creating an “APIC Pool.” If the exercise date fair value of a stock option, or the vesting date fair value of a restricted share award is less than its grant date fair value, the tax effect of this difference would reduce the APIC Pool. If the APIC Pool is reduced to zero, subsequent shortfalls would increase income tax expense.
Grants of restricted stock are valued based on the closing market price of MasTec’s common stock on the date of grant. Compensation expense arising from restricted stock grants, which have cliff vesting terms, is amortized on a straight line basis over the vesting period. Vesting periods for grants of restricted stock range from day of issuance to three years. As of December 31, 2013, all outstanding stock options are fully vested.
In connection with the issuance of shares under share-based compensation awards, at the employees' election, the Company withholds shares of common stock having the value required to satisfy the recipients' minimum statutory tax withholding requirements. These shares are repurchased or withheld in conjunction with net share settlement of the related awards upon vesting for restricted stock awards or upon exercise for stock options. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient.  Although the withheld shares are not issued, they are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. Withheld shares, which are valued at the closing share price as reported on the New York Stock Exchange on the date of vesting or exercise, as applicable, are classified as a reduction to additional paid-in capital.
Litigation and Contingencies
Litigation and contingencies are reflected in the consolidated financial statements based on management's assessments, along with legal counsel, of the expected outcome of litigation proceedings or the expected resolution of the contingency. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company's results of operations in a given period.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, cost and equity method investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, assets and liabilities classified as held-for-sale, acquisition-related contingent consideration and debt obligations. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value guidance establishes a valuation hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs that may be used are:
Level 1 - Quoted market prices in active markets for identical assets or liabilities.
Level 2 - Observable market based inputs or other observable inputs.
Level 3 - Significant unobservable inputs that cannot be corroborated by observable market data. These values are generally determined using valuation models incorporating management’s estimates of market participant assumptions.
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable and accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of cash collateral deposited with insurance carriers, deferred compensation plan assets and liabilities and outstanding balances on its credit facility approximate their fair values. Cost and equity method investments are initially recorded at their cost basis. The fair value of the Company’s cost and equity method investments are not readily available, however, disclosure of their fair value is not required. Management is not aware of events or changes in circumstances that would have a material adverse effect on the carrying value of the Company’s cost or equity method investments. See Note 6 – Fair Value of Financial Instruments for estimated fair values and carrying amounts of the Company’s other financial instruments.
New Accounting Pronouncements
Accounting Standards Not Yet Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”).  ASU 2013-11 provides guidance on the presentation in the financial statements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, and explains that unrecognized tax benefits should be presented as a reduction to deferred tax assets for net operating loss carryforwards, similar tax losses or tax credit carryforwards. To the extent a net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The amendment requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, disclosure is required, either on the face of the statement where net income is presented, or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new requirements are effective for public companies in interim and annual reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 retrospectively as of January 1, 2013. See the Consolidated Statements of Equity and Note 13 - Equity for related disclosures.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income attributable to MasTec:
Net income, continuing operations - basic (a)	$147,492	$116,639	$97,454
Interest expense, net of tax, 2009 Convertible Notes	315	311	487
Net income, continuing operations - diluted	$147,807	$116,950	$97,941
Net (loss) income from discontinued operations - basic and diluted (a)	(6,542)	(9,213)	8,547
Net income attributable to MasTec - diluted	$141,265	$107,737	$106,488
Weighted average shares outstanding:
Weighted average shares outstanding - basic	76,923	78,275	82,182
Dilutive common stock equivalents	777	883	1,127
Dilutive premium shares, 2011 Convertible Notes	6,395	2,118	2,162
Dilutive shares, 2009 Convertible Notes	806	806	1,245
Weighted average shares outstanding - diluted	84,901	82,082	86,716
(a) Calculated as total net income less amounts attributable to non-controlling interests.
Outstanding Convertibles Notes - Diluted Share Impact
The Company has $215.0 million principal amount of senior convertible notes outstanding, composed of $202.3 million of senior convertible notes issued in 2011 (the "2011 Convertible Notes") and approximately $12.6 million of senior convertible notes issued in 2009 (the "2009 Convertible Notes"). Dilutive shares associated with the 2009 Convertible Notes are attributable to the underlying principal amounts. The number of common shares issuable upon conversion of the Company’s 2009 Convertible Notes is reflected in the calculation of weighted average diluted earnings per share for the corresponding periods by application of the “if-converted” method to the extent their effect on the computation of earnings per share from continuing operations is dilutive. Under the “if-converted” method, net income from continuing operations is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding. Due to the optional cash settlement feature and the Company's intent to settle the principal amount in cash, the conversion shares underlying the outstanding principal amount of the 2011 Convertible Notes, totaling approximately 13.0 million shares, are not required to be included in the Company's diluted share count. If, however, the average price per share of the Company's common stock exceeds the respective conversion prices of the 2011 Convertible Notes, the resulting amount, in shares, of any premium is required to be included in the Company's diluted share count, also referred to as premium shares. The number of premium shares included in our diluted share count will vary with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. As the Company’s weighted average stock price for the years ended December 31, 2013, 2012 and 2011 exceeded the conversion prices of the 2011 Convertible Notes, dilutive premium shares have been included in the Company's share count for the corresponding periods.
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

	As of and for the Years Ended December 31,
	2013		2012		2011
Premium Share Information:	2011 4.0% Notes	2011 4.25% Notes	2011 4.0% Notes	2011 4.25% Notes	2011 4.0% Notes	2011 4.25% Notes
Number of conversion shares, principal amount	6,683	6,268	6,683	6,268	6,683	6,268
Weighted average actual per share price	$30.86	$30.86	$18.68	$18.68	$18.90	$18.88
Weighted average premium value	$100,911	$96,423	$19,494	$20,064	$20,968	$21,319
Weighted average equivalent premium shares	3,270	3,125	1,044	1,074	1,067	1,095
Diluted Shares, Other Information
For the year ended December 31, 2013, there were no anti-dilutive common stock equivalents. For the years ended December 31, 2012 and 2011, a total of 8,313 and 9,479 weighted average anti-dilutive common stock equivalents were not included in the Company’s diluted earnings per share calculations, respectively.
Note 3 – Acquisitions
Allocations of purchase prices for acquisitions are based on estimates of the fair value of consideration paid and of the net assets acquired and are subject to adjustment upon finalization of these fair value estimates. For the year ended December 31, 2013, the Company acquired several businesses, as discussed below, for which the allocations of purchase price to the fair values of tangible and intangible assets and liabilities, including the estimated values of contingent earn-out obligations and the estimated useful lives of acquired assets for these acquisitions, are provisional and remain preliminary as of December 31, 2013. Management continues to assess the valuation of these items and any ultimate purchase price adjustments that may result based on the final net assets and net working capital of the acquired businesses, as prescribed in the corresponding purchase agreements.
The Company will revise its preliminary allocations for acquired businesses if new information is obtained about the facts and circumstances existing as of the date of acquisition, or for purchase price adjustments, based on the final net assets and net working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments result in the recognition of, or adjust the fair values of, acquired assets and assumed liabilities, which results in the revision of comparative prior period financial information. These measurement period adjustments are presented as if the adjustments had been taken into account as of the date of acquisition. All changes that do not qualify as measurement period adjustments are included in current period results. See discussion below pertaining to measurement period adjustments associated with the Company's 2012 acquisitions.

2013 Acquisitions
Big Country
Effective May 1, 2013, MasTec acquired all of the issued and outstanding equity interests of Big Country Energy Services, Inc. and its affiliated operating companies (collectively, "Big Country"). Big Country is a North American oil and gas pipeline and facility construction services company, headquartered in Calgary, Alberta, Canada.  Big Country also has construction offices in Alberta, British Columbia and Saskatchewan, Canada, as well as in Wyoming and North Dakota. Big Country's services include oil, natural gas and natural gas liquids gathering systems and pipeline construction; pipeline modification and replacement services; compressor and pumping station construction; and other related services supporting the oil and gas production, processing and transportation industries. Big Country is expected to significantly expand MasTec's ability to take advantage of the rapidly expanding opportunities anticipated for energy infrastructure work in North America in the coming years. Big Country is reported within the Company's Oil and Gas segment.
The following table summarizes the preliminary estimated fair values of consideration paid and the identifiable assets acquired and liabilities assumed, as adjusted, as of the date of acquisition (in millions):

Purchase price consideration:	May 1, 2013
Cash	$103.5
Fair value of contingent consideration (earn-out liability)	22.8
Total consideration transferred	$126.3
Identifiable assets acquired and liabilities assumed:
Current assets	$69.0
Property and equipment	43.5
Pre-qualifications	29.6
Finite-lived intangible assets	10.7
Current liabilities	(23.0)
Long-term debt	(24.4)
Deferred income taxes	(14.3)
Total identifiable net assets	$91.1
Goodwill	$35.2
Total net assets acquired, including goodwill	$126.3

The fair values and weighted average useful lives of Big Country's acquired finite-lived intangible assets, as adjusted, as of the date of acquisition were assigned as follows:

	Fair Value	Weighted Average Useful Life
Amortizing intangible assets:	(in millions)	(in years)
Backlog	$1.9	1
Non-compete agreements	1.8	8
Customer relationships	7.0	6
Total acquired amortizing intangibles	$10.7	5

Finite-lived intangible assets will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to Big Country's pre-qualifications with companies in the oil and gas industry has been assigned an indefinite life as the pre-qualifications are not expected to expire or diminish in value, and the companies to which they relate have extremely long operating histories. Goodwill arising from the acquisition represents the estimated value of Big Country's geographic presence in key high growth Canadian markets, its assembled workforce, its management team's industry-specific project management expertise and synergies expected to be achieved from the combined operations of Big Country and MasTec. As of the date of acquisition, the total amount of goodwill expected to be deductible for tax purposes was $4.0 million.

The contingent earn-out obligation is equal to 25% of the excess, if any, of Big Country’s EBITDA above certain thresholds for a five-year period, as set forth in the purchase agreement, and is payable annually in cash. The fair value of the earn-out liability was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-weighted EBITDA projections. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement is estimated to be between $1 million and $110 million; however, there is no maximum earn-out payment amount.
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

Subsequent Event
Effective January 1, 2014, MasTec acquired a telecommunications services firm that specializes in the engineering, installation, furnishing and integration of telecommunications equipment. This company will be included in the Company’s Communications segment.

2012 Acquisitions
Effective December 1, 2012, MasTec acquired all of the issued and outstanding interests of Bottom Line Services, LLC ("BLS"), a natural gas and petroleum pipeline infrastructure services company for an aggregate purchase price composed of approximately $67.6 million in cash, and a five year earn-out, valued at $11.1 million as of the date of acquisition. BLS, which is included in the Company's Oil and Gas segment, provides pipeline and facilities construction, painting and maintenance services, primarily in eastern Texas. Additionally, effective December 1, 2012, MasTec acquired a former subcontractor to MasTec's oil and gas business, which provides self-perform clearing and trenching services for natural gas and petroleum pipeline infrastructure construction and is included in the Company's Oil and Gas segment. MasTec also acquired a former subcontractor to MasTec's wireless business, which provides self-perform communications tower construction, installation, maintenance and other services in support of telecommunications infrastructure construction and is included in the Company's Communications segment.
Measurement Period Adjustments
Measurement period adjustments associated with the Company's 2012 acquisitions have been reflected in the Company's December 31, 2012 consolidated balance sheet as follows (in millions):

As of December 31, 2012	As Previously Reported	Measurement Period Adjustments/Reclassifications	As Revised
Current assets	$1,047.1	$2.5	$1,049.6
Property and equipment, net	$350.4	$(1.5)	$348.9
Goodwill	$820.3	$6.3	$826.6
Other long-term assets, including discontinued operations	$53.1	$1.1	$54.2
Current liabilities	$705.7	$8.4	$714.1
2011 Acquisitions
EC Source
In November 2010, the Company acquired 33% of EC Source Services LLC ("EC Source"), a nationally recognized full-service engineering, procurement and construction services company that installs extra high voltage (“EHV”) electrical transmission systems throughout North America, and, effective May 2, 2011, the Company acquired the remaining 67% membership interest in EC Source for a total ownership percentage of 100%, for an aggregate purchase price composed of 5,129,642 shares of MasTec common stock, valued at $94.2 million, $0.3 million in cash and a five year earn-out, valued at $25.0 million as of the date of acquisition. The earn-out is equal to 20% of the excess, if any, of EC Source’s EBITDA, as defined in the purchase agreement, over $15 million, payable annually at MasTec’s election in common stock, cash or a combination thereof.  The MasTec shares issued on the effective date are subject to transfer restrictions, 25% of which lapsed on May 2, 2012, 25% of which lapsed on May 2, 2013, and 50% of which will lapse on May 2, 2014. In addition, the Company assumed $8.6 million of debt, which relates primarily to equipment loans payable to the former owner of EC Source, $2.6 million of which remains outstanding as of December 31, 2013. EC Source is reported within the Company's Electrical Transmission segment.
The fair value of the shares transferred was based on MasTec’s quoted market price on the closing date, discounted by 10%, 15% and 20% for the estimated effect of the first, second and third year transfer restrictions, respectively. The fair value of the Company's existing 33% equity investment in EC Source was estimated to be $39.6 million immediately before the closing of the merger, resulting in a gain on remeasurement of $29.0 million, which was reflected as a component of other income in the Company’s consolidated statement of operations during the second quarter of 2011. The fair value of the equity investment was determined based on the implied consideration transferred as of the date of the business combination, discounted for the Company’s lack of control as a minority shareholder. The fair value of both the shares transferred and the equity investment were based on Level 2 fair value inputs.  Prior to the effective date of the acquisition, the Company’s investment in EC Source was accounted for under the equity method of accounting.
The following table summarizes the fair value of consideration paid and the identifiable assets acquired and liabilities assumed, as adjusted, as of date of acquisition (in millions):

Purchase price consideration:	May 2, 2011
Shares transferred	$94.2
Cash	0.3
Fair value of contingent consideration (earn-out liability)	25.0
Total consideration transferred	$119.5
Fair value of equity investment	$39.6
Fair value of total consideration	$159.1
Net assets acquired:
Total identifiable net assets	$38.4
Goodwill	$120.7
Total net assets acquired, including goodwill	$159.1

Total identifiable net assets acquired include $12.5 million of amortizing intangible assets and $31.3 million of non-amortizing intangible assets. Finite-lived intangible assets will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The amortizing intangible assets, which relate to backlog and non-compete agreements, are being amortized over weighted average useful lives of 3 years and 7 years, respectively. The non-amortizing intangible asset relates to EC Source's pre-qualifications with companies in the utilities industry and has been assigned an indefinite life as the pre-qualifications are not expected to expire or diminish in value, and the companies to which they relate have extremely long operating histories. Goodwill arising from the acquisition represents the estimated value of EC Source's geographic presence in key high growth markets, its assembled workforce, its management team's industry-specific project management expertise and synergies expected to be achieved from the combined operations of EC Source and MasTec. The goodwill balance is not tax deductible.
The fair value of the earn-out obligation was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-adjusted EBITDA projections. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement was estimated to be between $0 and approximately $55 million; however, there is no maximum earn-out payment amount. To date, the Company has paid $7.8 million of this earn-out liability, and $19.5 million is accrued as of December 31, 2013.
Other 2011 Acquisitions
Effective April 1, 2011, MasTec acquired a company based in western Canada that provides natural gas and petroleum pipeline infrastructure construction services, which is included in the Company's Oil and Gas segment. MasTec also purchased a company that provides telephone, cabling, engineering, construction, equipment integration, testing, wiring and computer network services to telecommunications carriers effective April 1, 2011, which is included in the Company's Communications segment. In addition, effective June 1, 2011, MasTec acquired a self-perform wireless infrastructure services company headquartered in California, which is included in the Company's communications segment. Effective June 30, 2011, MasTec also acquired an install-to-the-home contractor, which is included in the Company's Communications segment, that operates primarily in portions of New York, Pennsylvania and New England, and whose primary customer is DIRECTV®.

Unaudited Pro Forma Information
The following unaudited supplemental pro forma financial information includes the results of operations of each of the companies acquired in 2013, 2012 and 2011 and is presented as if the acquired companies had been consolidated as of the beginning of the year immediately preceding the date of acquisition. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only. The unaudited pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond MasTec’s control.
The unaudited pro forma combined financial information presented below has been prepared by adjusting the historical results of MasTec to include the historical results of the acquisitions described above. The unaudited pro forma combined historical results were then adjusted (i) to remove one-time acquisition costs; (ii) to increase amortization expense resulting from the incremental intangible assets acquired in such acquisitions; (iii) to increase interest expense as a result of the cash consideration paid; and (iv) to reduce interest expense from the repayment of acquired debt. The unaudited pro forma financial information does not include any adjustments to reflect the impact of cost savings or other synergies that may result from these acquisitions. As noted above, the unaudited pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined company in the future.

	Years Ended December 31,
	2013	2012	2011
Pro forma financial information:	(unaudited, in millions)
Revenue	$4,444.0	$4,201.4	$3,037.8
Net income from continuing operations	$156.4	$137.5	$104.2

Results of Businesses Acquired

Revenues and net income resulting from the year over year incremental impact of businesses acquired in 2013, 2012 and 2011 included within the Company's consolidated results of operations for the years indicated are as follows (in millions):

	Years Ended December 31,
Year over year impact of acquired businesses:	2013	2012	2011
Revenue	$406.6	$170.8	$258.9
Net income from continuing operations	$20.0	$11.8	$10.7

The above results do not include acquisition costs of $1.6 million, $0.7 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The above results also do not include interest expense associated with consideration paid for these acquisitions.
Note 4 – Discontinued Operations
In determining whether a group of assets to be disposed of should be presented as a discontinued operation, the Company determines whether such assets comprise a component of the Company, which includes an assessment as to whether it has historic operations and cash flows that can be clearly distinguished. The Company also determines whether the cash flows associated with the group of assets will be significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company will have no significant continuing involvement in the operations of the disposed assets after the disposal transaction. If management believes these conditions exist, then the assets and liabilities and results of operations of the assets to be disposed, as well as any estimated gain or loss on the disposal transaction, are aggregated for presentation separately from the financial position and operating results of the Company's continuing operations.
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
Globetec
In September 2012, the Company's board of directors approved a plan of sale for its Globetec business. Accordingly, Globetec's projects and assets are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented, and Globetec's results of operations are presented as discontinued operations in the consolidated statements of operations for all periods presented. Effective August 31, 2013, the Company sold all of its membership interests in Globetec for nominal consideration and retained certain contingent assets, including two pre-closing intercompany loans of $2.0 million and $5.6 million, all of which remained outstanding as of December 31, 2013. The loans bear interest at 0.25% and 5% per annum, respectively, and mature on October 3, 2014, or earlier if Globetec collects certain amounts from its customers. The $5.6 million note has an option to extend the maturity by an additional year at an increased interest rate of 10% per annum. The sale agreement provided that the Company would retain certain contingent assets and liabilities of the Globetec business, which are reported in discontinued operations as set forth below.
The Company believes the notes receivable represent a variable interest in Globetec. The Company holds no power to control the activities of Globetec, owns no equity interests in Globetec and is not the primary beneficiary of the Globetec business. In addition to the loans described above, the Company has issued surety bonds, $15.9 million of which remained outstanding as of December 31, 2013 for projects that Globetec had completed as of December 31, 2013 or expects to complete before May 2014, for which the costs to complete are estimated to be $1 million as of December 31, 2013. The Company believes an insignificant amount is at risk under these surety bonds as of December 31, 2013. The Company is not obligated and does not intend to support Globetec in the future.
The following table contains a summary of assets and liabilities associated with Globetec (in millions). As of December 31, 2013, the assets and liabilities represent the values of the contingent assets and liabilities, as described above, that were retained by the Company.

	December 31,
	2013	2012
Current assets	$2.3	$18.6
Long-term assets	10.1	7.7
Assets of discontinued operations	$12.4	$26.3
Current liabilities of discontinued operations	$1.2	$10.7

The following table presents results from discontinued operations associated with Globetec for the periods indicated (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Revenue	$18.0	$18.8	$29.2
Loss from operations, before tax	(2.9)	(7.0)	(7.4)
Loss on disposal and impairment charges, before tax	(6.0)	(12.7)	—
Benefit from income taxes	2.4	6.8	2.2
Net loss from discontinued operations	$(6.5)	$(12.9)	$(5.2)
DirectStar
In May 2012, Red Ventures exercised its option to acquire from the Company the equity interests in DirectStar, which provides marketing and sales services on behalf of DIRECTV®. The Company consummated the sale of DirectStar to Red Ventures in June 2012 for a net sale price of $98.9 million in cash. DirectStar is presented as a discontinued operation in the Company’s consolidated financial statements for all periods presented. Net income from discontinued operations for DirectStar totaled $3.7 million and $13.7 million for the years ended December 31, 2012 and 2011, respectively.

Note 5 - Goodwill and Other Intangible Assets
Following is a reconciliation of changes in goodwill by reportable segment for the Company's continuing operations (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Balance as of December 31, 2011	$258.0	$209.7	$129.5	$117.6	$714.8
Additions from new business combinations	40.4	46.1	—	—	86.5
Accruals of acquisition-related contingent consideration (a)	7.7	17.8	—	—	25.5
Currency translation adjustments	—	(0.2)	—	—	(0.2)
Balance as of December 31, 2012	$306.1	$273.4	$129.5	$117.6	$826.6
Additions from new business combinations	8.0	35.2	19.4	—	62.6
Accruals of acquisition-related contingent consideration (a)	13.6	—	—	—	13.6
Currency translation adjustments	—	(3.4)	—	—	(3.4)
Balance as of December 31, 2013	$327.7	$305.2	$148.9	$117.6	$899.4
(a) Represents contingent consideration for acquisitions prior to January 1, 2009, which is only accrued as earned, in accordance with U.S. GAAP.
The following table provides a reconciliation of changes in other intangible assets, net, for the Company's continuing operations (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross carrying amount as of December 31, 2011	$34.8	$31.3	$75.6	$20.3	$162.0
Accumulated amortization			(37.4)	(13.9)	(51.3)
Other intangible assets, net, as of December 31, 2011	$34.8	$31.3	$38.2	$6.4	$110.7
Additions from new business combinations	—	—	34.0	4.5	38.5
Amortization expense			(10.9)	(1.3)	(12.2)
Other intangible assets, net, as of December 31, 2012	$34.8	$31.3	$61.3	$9.6	$137.0
Additions from new business combinations	—	29.6	19.5	2.8	51.9
Amortization expense			(19.6)	(1.6)	(21.2)
Currency translation adjustments	—	(1.5)	(0.5)	(0.1)	(2.1)
Other intangible assets, net, as of December 31, 2013	$34.8	$59.4	$60.7	$10.7	$165.6
Remaining weighted average amortization period (in years)			11	10	11
(a) Consists principally of trade names and non-compete agreements.
Amortization expense associated with intangible assets of the Company's continuing operations for the years ended December 31, 2013, 2012 and 2011 totaled $21.2 million, $12.2 million, and $13.9 million, respectively. Expected future amortization expense associated with intangible assets as of December 31, 2013 is summarized in the following table (in millions):

Amortization Expense
2014	$16.2
2015	12.5
2016	9.6
2017	7.4
2018	5.6
Thereafter	20.1
Total	$71.4

Note 6 – Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2013 and 2012, the Company held certain assets and liabilities required to be measured at fair value on a recurring basis. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of the dates indicated (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Assets
Life insurance surrender values	$5.3	$5.3

Liabilities
Acquisition-related contingent consideration	$162.9			$162.9

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Assets
Life insurance surrender values	$11.9	$11.9
Auction rate securities	$14.4			$14.4

Liabilities
Acquisition-related contingent consideration	$143.6			$143.6
Life Insurance Policies, Cash Surrender Values. Cash surrender values of life insurance policies are based on current cash surrender values as quoted by insurance carriers. Life insurance policies support the Company’s deferred compensation plan assets and certain of its split dollar agreements.

Auction Rate Securities. During the years ended December 31, 2013 and 2012, the Company held available-for-sale auction rate securities, which were classified as long-term assets in the consolidated financial statements. In 2013, one of the Company's student loan auction rate securities was redeemed at its par value. Also in 2013, the Company sold its structured finance and remaining student loan auction rate securities. Proceeds from the Company's sold and redeemed securities totaled $15.0 million, for which the Company realized a net gain of $0.4 million. As of December 31, 2012, estimated fair value and unrealized losses, net of unrealized gains, associated with the Company’s available-for-sale auction rate securities totaled $14.4 million and $0.2 million, respectively. Due to liquidity issues in the auction rate securities market, there was insufficient observable market data to determine the fair values of the Company’s auction rate securities as of December 31, 2012. Therefore, their respective fair values were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model.

Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration presented in the table above represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after January 1, 2009, in accordance with U.S. GAAP. The fair value of such acquisition-related contingent consideration is based on management’s estimates and entity-specific assumptions and is evaluated on an on-going basis. The Company completed six acquisitions during 2013 and 2012, as described in Note 3 - Acquisitions, most of which include earn-out agreements. Additions to acquisition-related contingent consideration totaled $30.0 million and $66.7 million for the years ended December 31, 2013, and 2012, respectively. Payments related to acquisition-related contingent consideration obligations measured at fair value on a recurring basis totaled $8.5 million and $3.8 million for the years ended December 31, 2013, and 2012, respectively and foreign currency translation gains included in other comprehensive income totaled $2.2 million and $0.1 million for the years ended December 31, 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities recognized or disclosed at fair value on a non-recurring basis, which are initially measured at fair value, and are subsequently remeasured in the event of an impairment or other measurement event, if applicable, include items such as cost and equity method investments, goodwill, other intangible assets, long-lived assets and debt.

Carrying amounts and estimated fair values of selected financial instruments measured on a non-recurring basis as of the dates indicated were as follows (in millions):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes	$400.0	$380.0
7.625% Senior Notes			$150.0	$154.9
2009 Convertible Notes	$12.6	$26.6	$12.7	$21.0
2011 Convertible Notes	$198.3	$428.3	$193.0	$338.3

The estimated fair values of the Company’s 4.875% Senior Notes, 7.625% Senior Notes, 2009 Convertible Notes and 2011 Convertible Notes are based on quoted market prices, a Level 1 input. During the first quarter of 2013, the Company repurchased and redeemed its 7.625% Senior Notes. A debt extinguishment loss of $5.6 million was recorded in connection with the transaction. See Note 9 - Debt for additional information.
Note 7 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, for our continuing operations as of the dates indicated (in millions):

	December 31,
	2013	2012
Contract billings	$606.5	$522.0
Retainage	159.3	113.5
Costs and earnings in excess of billings	384.6	253.0
Accounts receivable, gross	$1,150.4	$888.5
Less allowance for doubtful accounts	(16.1)	(11.3)
Accounts receivable, net	$1,134.3	$877.2

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

	Years Ended December 31,
	2013	2012
Allowance for doubtful accounts at beginning of year	$11.3	$7.7
Provision for doubtful accounts	6.1	6.9
Amounts charged against the allowance	(1.3)	(3.3)
Allowance for doubtful accounts at end of year	$16.1	$11.3

Note 8 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases, for the Company's continuing operations as of the dates indicated (in millions):

	December 31,
	2013	2012	Estimated Useful Lives (in years)
Land	$4.8	$4.8
Buildings and leasehold improvements	18.0	15.3	5 – 40
Machinery and equipment	727.1	517.6	2 – 15
Office furniture and equipment	102.5	85.5	3 – 7
Construction in progress	11.0	6.6
Total property and equipment	$863.4	$629.8
Less accumulated depreciation and amortization	(375.3)	(280.9)
Property and equipment, net	$488.1	$348.9

Depreciation and amortization expense associated with property and equipment of the Company's continuing operations for the years ended December 31, 2013, 2012 and 2011 totaled $119.7 million, $79.8 million and $60.2 million, respectively. Depreciation and amortization expense associated with property and equipment of the Company's discontinued operations for the years ended December 31, 2012 and 2011 totaled $0.6 million and $1.1 million, respectively.

Note 9 - Debt
The following table provides details of the carrying value of debt as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2013	2012
Credit facility	October 29, 2018	$53.0	$134.0
4.875% senior notes	March 15, 2023	400.0	—
7.625% senior notes	February 1, 2017	—	150.0
2011 4.0% senior convertible notes	June 15, 2014	103.8	100.9
2011 4.25% senior convertible notes	December 15, 2014	94.5	92.1
2009 4.0% senior convertible notes	June 15, 2014	9.6	9.7
2009 4.25% senior convertible notes	December 15, 2014	3.0	3.0
Capital lease obligations, weighted average interest rate of 2.7%	In installments through March 30, 2020	126.0	79.0
Notes payable for equipment, weighted average interest rate of 3.2%	In installments through May 1, 2018	26.9	30.2
Total debt		$816.8	$598.9
Less current maturities		(51.4)	(52.6)
Long-term debt		$765.4	$546.3

Credit Facility
On October 29, 2013, the Company entered into an amendment to its previous credit facility. The Company refers to the amendment as its 2013 Credit Facility, and to its previous credit facility as the 2011 Credit Facility. The 2013 Credit Facility, which has a maturity date of October 29, 2018, expanded maximum available borrowing capacity from $600 million to $750 million, of which up to $100 million may be borrowed in Canadian dollars. The amount available for letters of credit has been increased from $350 million to $450 million, the letter of credit sublimit that may be used for letters of credit denominated in Canadian dollars has been increased from $25 million to $50 million and the amount available for swing line loans has been increased from $50 million to $75 million. Borrowings under the 2013 Credit Facility will be used to refinance existing indebtedness and for working capital, capital expenditures and other corporate purposes, including the repurchase or prepayment of indebtedness. Approximately $1.9 million of financing costs were incurred in connection with the 2013 Credit Facility, which are included within other assets in the consolidated balance sheets and are being amortized over the remaining term of the 2013 Credit Facility.
As of December 31, 2013, the Company had outstanding revolving loans under its 2013 Credit Facility of $53.0 million, which accrued interest at a weighted average rate of approximately 2.14% per annum. As of December 31, 2012, the Company had outstanding revolving loans under its 2011

Credit Facility of $134.0 million, which accrued interest at a weighted average rate of approximately 3.95% per annum. Letters of credit of approximately $134.8 million and $120.8 million were outstanding as of December 31, 2013 and 2012, respectively. The remaining borrowing capacity of $562.1 million and $345.2 million as of December 31, 2013 and 2012, respectively, was available for revolving loans or up to $315.2 million and $229.2 million, respectively, of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2013, interest on outstanding letters of credit accrued at either 0.75% or 1.5% per annum, based on the type of letter of credit issued. As of December 31, 2012, interest on outstanding letters of credit accrued at either 1% or 2% per annum. The unused facility fee was 0.30% and 0.35% as of December 31, 2013 and 2012, respectively.
Under the 2013 Credit Facility, the Company has the option to increase the revolving commitments and/or establish additional term loan tranches from time to time in an aggregate amount of up to $250 million. These additional term loan tranches may, subject to certain terms and conditions described in the 2013 Credit Facility, rank equal or junior in respect of right of payment and/or collateral to the 2013 Credit Facility and may, subject to certain limitations described in the 2013 Credit Facility, have terms and pricing that differ from the 2013 Credit Facility.
Amounts borrowed under the 2013 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) a Eurocurrency Rate (as defined in the 2013 Credit Facility) plus a margin of 1.00% to 2.00% (a reduction from 1.50% to 2.50% under the 2011 Credit Facility) or (b) a Base Rate (as described below) plus a margin of 0.00% to 1.00% (a reduction from 0.50% to 1.50% under the 2011 Credit Facility). Financial standby letters of credit and commercial letters of credit issued under the 2013 Credit Facility are subject to a letter of credit fee of 1.00% to 2.00% (a reduction from 1.50% to 2.50% under the 2011 Credit Facility), and performance standby letters of credit are subject to a letter of credit fee of 0.50% to 1.00% (a reduction from 0.75% to 1.25% under the 2011 Credit Facility). The Company must also pay a commitment fee to the lenders of 0.20% to 0.40% (a reduction from 0.25% to 0.45% under the 2011 Credit Facility) on any unused availability under the 2013 Credit Facility. In each of the foregoing cases, the applicable margin or fee is based on the Company’s consolidated leverage ratio (as defined in the 2013 Credit Facility) as of the then most recent fiscal quarter. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the 2013 Credit Facility) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.
The 2013 Credit Facility is guaranteed by certain subsidiaries of the Company (the “Subsidiary Guarantors”) and the obligations under the 2013 Credit Facility are secured by substantially all of the Company’s and the Subsidiary Guarantors’ respective assets, subject to certain exceptions. Under the 2013 Credit Facility, if the "Loan Party EBITDA" (as defined in the 2013 Credit Facility) as of the last four consecutive fiscal quarters does not represent at least 70% (the “70% Guaranty Threshold”) of the "Adjusted Consolidated EBITDA" (as defined in the 2013 Credit Facility) for such period, then the Company must designate additional subsidiaries as Subsidiary Guarantors, and cause them to join the applicable guaranty and security agreements to the 2013 Credit Facility. The 70% Guaranty Threshold represents a reduction from the 80% threshold applicable under the 2011 Credit Facility. Additionally, any domestic subsidiary with consolidated EBITDA of at least 15% of the Adjusted Consolidated EBITDA must become a Subsidiary Guarantor and join the applicable guaranty and security agreements, which represents an increase from the 10% threshold applicable under the 2011 Credit Facility.
As amended, the 2013 Credit Facility continues to require that the Company maintain a maximum consolidated leverage ratio (as defined in the 2013 Credit Facility) of 3.50 and a minimum consolidated interest coverage ratio (as defined in the 2013 Credit Facility) of 3.00; however, the 2013 Credit Facility now provides that, for purposes of calculating the consolidated leverage ratio, funded indebtedness will exclude all undrawn standby performance letters of credit. Additionally, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $50 million occurs during a fiscal quarter, the Company has the right to permit the consolidated leverage ratio to exceed 3.50 during such fiscal quarter and the subsequent two fiscal quarters so long as the consolidated leverage ratio does not exceed 3.75 at any time during such period. Such right may be exercised no more than two times during the term of the 2013 Credit Facility. Subject to customary exceptions, the 2013 Credit Facility limits the borrowers’ and the Subsidiary Guarantors’ ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, capital expenditures, asset sales, debt prepayments, lien incurrence and the making of distributions or repurchases of capital stock. However, distributions payable solely in capital stock are permitted. The 2013 Credit Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies upon an Event of Default (as defined in the 2013 Credit Facility), including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the 2013 Credit Facility obligations.
Issuance of 4.875% Senior Notes and Repurchase and Redemption of 7.625% Senior Notes
On March 18, 2013, the Company issued $400 million of 4.875% Senior Notes due March 15, 2023 in a registered public offering. The 4.875% Senior Notes bear interest at a rate of 4.875% per annum, payable on March 15 and September 15 of each year. Interest payments commenced on September 15, 2013. The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt.  The 4.875% Senior Notes, as well as the Company's 2011 Convertible Notes and 2009 Convertibles Notes are effectively junior to MasTec's secured debt, including the 2013 Credit Facility, to the extent of the value of the assets securing that debt.  The 4.875% Senior Notes are guaranteed on an unsecured unsubordinated basis by MasTec's direct and indirect 100%-owned domestic subsidiaries that guarantee the 2013 Credit Facility.
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
Approximately $7.7 million in financing costs were incurred in connection with the issuance of the 4.875% Senior Notes. These deferred financing costs are included in other long-term assets in the consolidated financial statements and are being amortized over the term of the 4.875% Senior Notes using the effective interest method. The Company used a portion of the proceeds from the 4.875% Senior Notes offering to fund the repurchase and redemption of the Company's $150 million principal amount of 7.625% senior notes due 2017 (the “7.625% Senior Notes”), discussed below, and to repay the outstanding balance of the 2011 Credit Facility. The remaining net proceeds were used for working capital and other general corporate purposes.
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

A pre-tax debt extinguishment loss of $5.6 million was recognized during the year ended December 31, 2013 in connection with the repurchase and redemption of the 7.625% Senior Notes, including $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs. This loss is separately disclosed within the consolidated statements of operations.
Senior Convertible Notes
2011 Convertible Notes. During the first quarter of 2011, the Company exchanged $105.3 million of its 4.0% senior convertible notes issued in 2009 (the "2009 4.0% Notes") and $97.0 million of its 4.25% senior convertible notes issued in 2009 (the "2009 4.25% Notes") for identical principal amounts of 2011 4.0% Notes and 2011 4.25% Notes, respectively, for an exchange fee of approximately 50 basis points, or 0.5%, of the aggregate principal amount of the notes exchanged. The terms of the 2011 Convertible Notes are substantially identical to those of the 2009 Convertible Notes, except that the 2011 Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. The 2011 Convertible Notes are guaranteed by the Company's subsidiaries that guarantee the 2009 Convertible Notes. The 2011 Convertible Notes are convertible at any time during the three months immediately preceding their respective maturity dates; prior to such time, however, the 2011 Convertible Notes are convertible only if one of the following three conditions is satisfied:

(i)
if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price of the 2011 Convertible Notes during at least 20 of the last 30 consecutive trading days ending on and including the last trading day of a calendar quarter, then the applicable 2011 Convertible Notes may be converted during the immediately following calendar quarter (and only during such calendar quarter);

(ii)
if after any five consecutive trading-day period in which the trading price per $1,000 principal amount of 2011 Convertible Notes for each trading day during such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate, then the applicable 2011 Convertible Notes may be converted during the immediately following five business day period; or

(iii)
if the Company effects certain distributions to its shareholders or if the Company is party to a consolidation, merger, binding share exchange, or a sale, transfer, lease or other conveyance of all or substantially all of its assets, pursuant to which the Company’s common stock would be converted into or exchanged for, or would constitute solely the right to receive cash, securities or other assets, or in the case of certain other fundamental changes, then the 2011 Convertible Notes may be converted during the period that is 45 trading days prior to the ex-dividend date or the initial anticipated effective date of the transaction, as applicable.

The Company has divided the principal balance of the 2011 Convertible Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an income approach, management discounted the values of the 2011 Convertible Notes at an estimated effective interest rate of 6.73%, which represents the estimated market interest rate for a similar nonconvertible instrument as of the date of the exchange. The resulting total debt discount of $17.4 million for the 2011 Convertible Notes is being accreted to interest expense over the remaining terms of the 2011 Convertible Notes, which will increase interest expense during the term of the 2011 Convertible Notes above their 4.0% and 4.25% cash coupon interest rates. As of December 31, 2013, the remaining period of amortization associated with the debt discount and related financing costs was approximately 1 year. The fair value of the common stock conversion feature was recorded as a component of equity. Unamortized debt discount and financing costs associated with the 2011 Convertible Notes totaled $4.0 million and $9.3 million as of December 31, 2013 and 2012, respectively.
2009 Senior Convertible Notes. In November 2009, the Company issued $100 million of 2009 4.25% Notes due December 15, 2014 in a private placement. Of this amount, $97.0 million was canceled and exchanged in the first quarter of 2011 for a like principal amount of 2011 4.25% Notes in connection with the debt exchange discussed above. The 2009 4.25% Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears, on June 15 and December 15 of each year. On or prior to December 12, 2014, holders may convert their 2009 4.25% Notes into shares of MasTec common stock at an initial conversion rate of 64.6162 shares of MasTec common stock per $1,000 principal amount of 2009 4.25% Notes, which represents an initial conversion price of approximately $15.48 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $3.7 million in financing costs were incurred in connection with the issuance of the 2009 4.25% Notes, which are included within other assets in the consolidated balance sheets and are being amortized over their remaining term.
In June 2009, the Company issued $115 million of 2009 4.0% Notes due June 15, 2014 in a registered offering. Of this amount, $105.3 million was canceled and exchanged in the first quarter of 2011 for a like principal amount of 2011 4.0% Notes in connection with the debt exchange discussed above. The 2009 4.0% Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears, on June 15 and December 15 of each year. On or prior to June 13, 2014, holders may convert their 2009 4.0% Notes into shares of MasTec common stock at an initial conversion rate of 63.4417 shares of MasTec common stock per $1,000 principal amount of 2009 4.0% Notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $5.4 million in financing costs were incurred in connection with the issuance of the 2009 4.0% Notes, which are included within other assets in the consolidated balance sheets and are being amortized over their remaining term.
The 4.25% and 4.0% senior convertible notes are guaranteed by certain of the Company's 100%-owned direct and indirect domestic operating subsidiaries. There are no financial covenants associated with these notes; however, there are certain nonfinancial provisions and covenants.
Classification of Senior Convertible Notes. The 4.0% senior convertible notes mature in June 2014 and the 4.25% senior convertible notes mature in December 2014. The Company expects to refinance the $215.0 million principal amount of the senior convertible notes on a long-term basis either through its 2013 Credit Facility or through other sources of available funding and, therefore, has included the carrying amounts of these notes as a component of long-term debt as of December 31, 2013.
Acquisition Debt
In connection with certain acquisitions, the Company has entered into or assumed certain debt and/or capital lease obligations. As of December 31, 2013 and 2012, $9.8 million and $20.6 million, respectively, of acquisition-related debt remained outstanding. As of December 31, 2013, there are no financial covenants associated with this acquisition-related debt.
Debt Guarantees and Covenants
The Company’s 4.875% Senior Notes, 2011 Convertible Notes and 2009 Convertible Notes are, and, through March 29, 2013, the Company's 7.625% Senior Notes were, fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the 2013 Credit Facility or other outstanding indebtedness. See Note 19 - Supplemental Guarantor Condensed Consolidating Financial Information.
MasTec was in compliance with all provisions and covenants pertaining to its outstanding debt instruments as of December 31, 2013 and December 31, 2012.
Contractual Maturities of Debt and Capital Lease Obligations
Contractual maturities of MasTec’s debt and capital lease obligations as of December 31, 2013 were as follows (in millions):

2014	$51.4
2015	41.9
2016	33.3
2017	19.3
2018	270.2
Thereafter	400.7
Total	$816.8

Interest Expense, Net
The following table provides details of interest expense, net, classified within continuing operations for the periods indicated (in millions):

	Years Ended December 31,
	2013	2012	2011
Interest expense:
Contractual and other interest expense	$37.6	$29.2	$27.4
Accretion of senior convertible note discount	5.2	4.9	4.2
Amortization of deferred financing costs	4.0	3.7	3.4
Total interest expense	$46.8	$37.8	$35.0
Interest income	(0.4)	(0.4)	(0.5)
Interest expense, net	$46.4	$37.4	$34.5
Note 10 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide financing for machinery and equipment, which expire on various dates. Leases meeting certain criteria are capitalized, with the related asset recorded in property and equipment and a corresponding amount recorded as a liability. Capital lease additions are reflected in the consolidated statements of cash flows within the supplemental disclosures of non-cash information. The gross amount of assets held under capital lease as of December 31, 2013 and 2012 totaled $199.0 million and $123.2 million, respectively. Assets held under capital lease, net of accumulated depreciation, totaled $143.5 million and $83.0 million as of December 31, 2013 and 2012, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. These leases allow the Company to conserve cash and provide flexibility in that the Company pays a monthly rental fee for the use of related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. For operating leases with purchase options, the option to purchase equipment is at estimated fair market value. Rent expense relating to operating leases, including short term rentals, reflected within continuing operations, was approximately $253.4 million, $222.5 million and $168.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Future Lease Commitments
Future minimum lease commitments under capital leases and non-cancelable operating leases, including the effect of escalation clauses in effect as of December 31, 2013, were as follows (in millions):

	Capital Leases	Operating Leases
2014	$44.1	$54.3
2015	35.6	43.8
2016	27.1	25.0
2017	19.5	12.0
2018	6.9	5.2
Thereafter	0.9	5.3
Total minimum lease payments	$134.1	$145.6
Less amounts representing interest	(8.1)
Total capital lease obligations, net of interest	$126.0
Less current portion	(41.3)
Long term portion of capital lease obligations, net of interest	$84.7

Note 11 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has certain stock-based compensation plans, under which stock options and restricted share awards are available for issuance or outstanding as of December 31, 2013. The MasTec, Inc. 2013 Incentive Plan (the "2013 Incentive Plan"), which permits the issuance of up to 2,100,000 new shares of MasTec, Inc. common stock, became effective in May 2013. The 2013 Incentive Plan replaced the 2003 Employee Stock Incentive Plan, as amended and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended (together, the "2003 Plans"). Shares that remained available under the 2003 Plans became available under the 2013 Incentive Plan as of its effective date. As of December 31, 2013, the 2013 Incentive Plan had 5,059,711 shares available for issuance. In addition, the Company has certain employee stock purchase plans under which shares of the Company's common stock are available for purchase by eligible employees. The MasTec, Inc. Bargaining Units Employee Stock Purchase Plan (the "2013 Bargaining Units ESPP"), which became effective on July 1, 2013, permits the issuance of up to 1,000,000 new shares of MasTec, Inc. common stock to eligible employees. The MasTec, Inc. 2011 Employee Stock Purchase Plan, which became effective July 1, 2011 (the “2011 ESPP" and, together with the 2013 Bargaining Units ESPP, the "ESPPs") also provides for the issuance of up to 1,000,000 shares of MasTec, Inc. common stock for eligible employees. Under all stock-based compensation plans in effect as of December 31, 2013, there were a total of 6,495,617 shares available for grant or issuance.
Restricted Share Awards
MasTec grants restricted share awards, which are valued based on the market price of MasTec common stock on the date of grant. Total unearned compensation related to restricted share awards as of December 31, 2013 was approximately $14.2 million, which is expected to be recognized over a weighted average period of approximately 1 year. The total intrinsic value, or fair value, of restricted share awards that vested, which is based on the market price on the date of vesting, was $2.1 million, $7.3 million and $11.7 million, respectively, for the years ended December 31, 2013, 2012 and 2011.
During the year ended December 31, 2013, the Company entered into an agreement with the previous owners of EC Source to establish an incentive program for its employees and granted 350,000 restricted share awards (the “EC Source Share Award”). The former owners of EC Source contributed cash and shares of MasTec common stock to the Company in connection with the EC Source Share Award. In the event that shares granted under the EC Source Share Award are forfeited prior to vesting, the former owners of EC Source will be re-issued the pro-rata percentage of the former owners' contributed shares to total shares awarded under the EC Source Share Award. As of December 31, 2013, the Company did not anticipate the occurrence of any such forfeitures under the EC Source Share Award.

Activity, restricted share awards:	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2011	715,030	$14.44
Granted	435,005	21.46
Vested	(347,889)	12.68
Canceled/forfeited	(19,865)	15.52
Non-vested restricted shares, as of December 31, 2012	782,281	$19.10
Granted	431,346	31.04
Vested	(68,122)	18.83
Canceled/forfeited	(34,960)	15.58
Non-vested restricted shares, as of December 31, 2013	1,110,545	$23.86

Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. All outstanding stock options are fully vested.

Activity, stock options:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (a) (in millions)
Options outstanding as of December 31, 2011	1,440,774	$10.24	3.21	$10.3
Exercised	(391,949)	9.46
Canceled/forfeited	(5,000)	14.97
Options outstanding as of December 31, 2012	1,043,825	$10.50	2.33	$15.1
Options exercisable as of December 31, 2012	1,043,825	$10.50	2.33	$15.1

Options outstanding as of December 31, 2012	1,043,825	$10.50	2.33	$15.1
Exercised	(513,254)	10.04
Canceled/forfeited	(35,000)	7.74
Options outstanding as of December 31, 2013	495,571	$11.17	1.96	$10.7
Options exercisable as of December 31, 2013	495,571	$11.17	1.96	$10.7
(a) Amount represents the difference between the exercise price and the market price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, which is based on the difference between the exercise price and the market price of the Company’s stock as of the date of exercise, was $10.6 million, $5.1 million and $11.0 million, respectively. Proceeds from options exercised during the years ended December 31, 2013, 2012 and 2011 totaled $3.9 million, $3.7 million and $11.6 million, respectively.
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

	Years Ended December 31,
Activity, employee stock purchase plan:	2013	2012	2011
Cash proceeds (in millions)	$6.4	$1.3	$0.4
Number of common shares	454,523	90,614	29,162
Weighted average price per share	$14.19	$14.37	$14.85
Weighted average grant date fair value per share	$5.60	$4.19	$3.61
The fair value of stock purchases under the Company's ESPP is estimated using the Black-Scholes option pricing valuation model. The determination of fair value of stock-based awards using an option pricing model is affected by the Company's stock price as well as assumptions pertaining to several variables, including expected stock price volatility, the expected term of the award and the risk-free rate of interest. In the option pricing model for the Company's ESPP, expected stock price volatility is based on historical volatility of the Company's common stock. The expected term of the award is based on historical and expected exercise patterns and the risk-free rate of interest is based on U.S. Treasury yields. The Company has not paid dividends in the past, and does not anticipate paying dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.
Stock-Based Compensation Expense and Tax Benefits
Details of stock-based compensation expense and related tax benefits for the periods indicated are as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Stock-based compensation expense	$12.9	$4.4	$3.6
Income tax benefit from stock-based compensation	$9.7	$2.5	$6.3
Excess tax benefit from stock-based compensation (a)	$4.3	$0.8	$7.8
(a) Excess tax benefits, which represent cash flows from tax deductions in excess of the tax effect of compensation expense recognized for stock options exercised and vested restricted shares, are classified as financing cash flows in the Company’s consolidated statements of cash flows.

401(k) Plan. MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 75% of their pre-tax annual compensation to the 401(k) plan. Effective January 1, 2013, the Company adopted an amendment to its 401(k) plan, which increased the Company's matching contribution to 100% of the first 3% of the employee's salary and 50% of the next 2% of the employee's salary, up to a maximum 4% employer match. For the years ended December 31, 2012 and 2011, the Company's matching contributions were 100% of the first 2.5% of the employee's salary, capped at $2,500 per employee. Discretionary matching contributions are payable annually, 50% in shares of MasTec common stock and 50% in cash. During the years ended December 31, 2013, 2012 and 2011, matching contributions totaled approximately $5.9 million, $2.1 million and $1.7 million, respectively.
Deferred Compensation Plan. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. Effective January 1, 2013, the Company no longer matches contributions to the deferred compensation plan. For the years ended December 31, 2012 and 2011, the Company matched 100% of employee contributions up to 2.5% of the employee’s salary, capped at $2,500 per employee. Deferred compensation plan assets and related liabilities of approximately $4.4 million and $4.3 million are included in other long-term assets and other long-term liabilities, respectively, as of December 31, 2013. As of December 31, 2012, deferred compensation plan assets and related liabilities totaled $3.2 million and $3.3 million, respectively.
Note 12 – Other Retirement Plans
Multi-Employer Plans. Certain of MasTec’s subsidiaries contribute amounts to multi-employer pension and other multi-employer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans.  Multi-employer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects.
The Pension Protection Act of 2006 (“the PPA”) defines the funding rules for defined benefit pension plans and establishes funding classifications for multi-employer pension plans. Under the PPA, plans are classified into one of four categories based on multiple factors, including their funded percentage, cash flow position, and whether the plan is projecting a minimum funding deficiency. The classifications, which are referred to as a plan's "zone status," are: Green (Safe), Yellow (Endangered), Orange (Seriously Endangered), and Red (Critical). Although multiple factors or tests may determine a plan's zone status, plans in the Red zone are generally less than 65% funded; plans in the Orange zone are generally between 65% and 70% funded; plans in the Yellow zone are generally between 70% and 80% funded; and plans in the Green zone are generally greater than 80% funded.

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

Details of significant multi-employer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions (in millions) Years Ended December 31,				Pension Protection Act Zone Status
Multi-Employer Pension Plan	Employer Identification Number	Plan Number	2013	2012	2011	Expiration Date of CBA	2013	As of		2012	As of		FIP/RP Status	Surcharge
Central Pension Fund of the IUOE and Participating Employers	366052390	001	$10.8	$6.0	$4.4	01/31/2014	Green	01/31/2013	(a)	Green	01/31/2012	(a)	NA	No
Pipeline Industry Pension Fund	736146433	001	9.8	8.9	6.2	05/31/2014	Green	12/31/2012	(b)	Green	12/31/2011	(b)	NA	No
Operating Engineers Local 324 Pension Fund	381900637	001	4.5	0.8	—	01/31/2014	Red	04/30/2013		Red	04/30/2012		Implemented	Yes
Michigan Laborers Pension Fund	386233976	001	4.3	0.9	0.2	01/31/2014	Yellow	08/31/2013	(a)	Green	08/31/2012		Implemented	No
Teamsters National Pipeline Pension Fund (c)	461102851	001	2.7	1.4	—	01/31/2014	Green	12/31/2012	(b)	NA	NA		NA	No
Eighth District Electrical Pension Fund	846100393	001	2.2	1.3	0.5	02/28/2015	Green	03/31/2013		Green	03/31/2012	(a)	Implemented	No
Laborers National Pension Fund	751280827	001	1.1	1.5	0.5	01/31/2014	Green	12/31/2012		Green	12/31/2011		NA	No
Laborers District Council and Contractors Pension Fund of Ohio	316129964	001	0.7	0.1	0.1	01/31/2014	Green	12/31/2012		Green	12/31/2011		NA	No
Midwest Operating Engineers Pension Trust Fund	366140097	001	0.7	0.0	—	01/31/2014	Yellow	03/31/2013	(a)	Green	03/31/2012	(a)	Implemented	Yes
I.B.E.W. Local 769 Management Pension Plan A	866049763	001	0.7	0.1	0.0	07/30/2016	Green	06/30/2012		Green	06/30/2011	(b)	NA	No
Laborers Local Union No. 158 Pension Fund	236580323	001	0.5	0.6	0.7	01/31/2014	Green	12/31/2012	(b)	Green	12/31/2011	(b)	NA	No
West Virginia Laborers Pension Trust Fund	556026775	001	0.5	0.9	0.4	01/31/2014	Green	03/31/2013		Green	03/31/2012		NA	No
Laborers District Council of Western Pennsylvania Pension Fund	256135576	001	0.4	0.6	0.3	01/31/2014	Red	12/31/2012		Yellow	12/31/2011		Implemented	Yes
Laborers Pension Trust Fund for Northern Nevada	880138600	001	0.1	0.2	0.8	01/31/2014	Green	05/31/2013		Green	05/31/2012	(b)	NA	No
Operating Engineers Pension Trust Fund	946090764	001	0.0	—	1.2	01/31/2014	Orange	12/31/2012		Orange	12/31/2011		Implemented	Yes
Central States, Southeast and Southwest Areas Pension Plan (d)	366044243	001	—	—	0.9	01/31/2014	Red	12/31/2012		Red	12/31/2011		Implemented	No
Other funds			5.6	4.6	3.3
Total multi-employer pension plan contributions			$44.6	$27.9	$19.5

(a)	This plan has utilized extended amortization provisions, which provide plans with extensions of time to amortize pension funding shortfalls.

(b)	The Company’s contributions to this plan represent greater than 5% of the plan's total contributions.

(c)	The Teamsters National Pipeline Pension Fund was established in 2012.

(d)
The Company’s subsidiary that participated in the Central States, Southeast and Southwest Areas Pension Plan voluntarily withdrew from this plan in November 2011. See discussion below and in Note 16 – Commitments and Contingencies.

Total contributions to multi-employer plans, and the related number of employees covered by these plans, for the periods indicated ranged as follows (dollars in millions):

	Number of Employees		Contributions to Multi-Employer Plans (in millions)
	Low	High	Pension	Post-Retirement Benefit	Total
2013	778	2,734	$44.6	$3.6	$48.2
2012	308	2,509	$27.9	$1.3	$29.2
2011	308	1,538	$19.5	$1.2	$20.7

The number of union employees employed at any given time, and the plans in which they may participate, varies depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects.

On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, the Company recorded a charge of $6.4 million in 2011, which was recorded within costs of revenue, excluding depreciation and amortization. As of December 31, 2013, $5.4 million of this withdrawal liability remained outstanding. The Company withdrew from the Central States Plan in order to mitigate its liability in connection with the plan, which is in critical status. The Company currently does not have plans to withdraw from any other multi-employer pension plan as of December 31, 2013. See Note 16 – Commitments and Contingencies for additional information.
Note 13 – Equity
Treasury Stock and Share Activity
During the year ended December 31, 2011, the Company’s Board of Directors authorized a $150 million share repurchase plan. During the years December 31, 2012 and 2011, the Company repurchased 4.9 million shares and 4.6 million shares, respectively, of its common stock. The aggregate purchase price of the repurchased shares totaled $75.0 million in each of the years ended December 31, 2012 and 2011, which completed the plan. Repurchased shares are held in the Company's treasury and are recorded at cost.
Comprehensive Income
Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than those with shareholders. Comprehensive income consists of net income, foreign currency translation adjustments, unrealized gains and losses from available-for-sale securities and net income (loss) attributable to non-controlling interests. See consolidated statements of comprehensive income for details.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the periods indicated are as follows (in thousands):

	For the Years Ended December 31,
	2013			2012			2011
	Unrealized (Losses) Gains			Unrealized (Losses) Gains			Unrealized (Losses) Gains
	Available-for-Sale Securities	Foreign Currency	Total	Available-for-Sale Securities	Foreign Currency	Total	Available-for-Sale Securities	Foreign Currency	Total
Balance as of January 1	$(5,396)	$(105)	$(5,501)	$(5,917)	$(2,029)	$(7,946)	$(5,757)	$(399)	$(6,156)
Activity before reclassifications, net of tax	337	(7,893)	(7,556)	521	1,924	2,445	(514)	(1,630)	(2,144)
Reclassifications, net of tax (a)	(229)	—	(229)	—	—	—	354	—	354
Activity, net of tax	$108	$(7,893)	$(7,785)	$521	$1,924	$2,445	$(160)	$(1,630)	$(1,790)
Balance as of December 31	$(5,288)	$(7,998)	$(13,286)	$(5,396)	$(105)	$(5,501)	$(5,917)	$(2,029)	$(7,946)
(a) Represents the reclassification adjustment on securities sold, which was recognized as a component of other income. See Note 6 - Fair Value of Financial Instruments.
Foreign currency activity is primarily related to the Company's Canadian operations. The Company's Canadian presence has grown in recent years due to acquisitions. See Note 3 - Acquisitions.

Note 14 - Income Taxes
The components of income from continuing operations before income taxes for the periods indicated are as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Domestic	$233.4	$184.5	$160.4
Foreign	6.8	8.2	(1.1)
Total	$240.2	$192.7	$159.3
The provision for income taxes from continuing operations for the periods indicated consists of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$77.0	$48.7	$21.9
Foreign	1.7	0.3	0.1
State and local	10.9	12.4	1.3
	$89.6	$61.4	$23.3
Deferred:
Federal	$0.5	$15.2	$35.0
Foreign	(1.5)	1.1	(1.7)
State and local	3.9	(1.6)	5.2
	$2.9	$14.7	$38.5
Provision for income taxes	$92.5	$76.1	$61.8

The benefit from income taxes from discontinued operations for the years ended December 31, 2013 and 2012 totaled $2.4 million and $4.5 million, respectively. The provision for income taxes from discontinued operations for the year ended December 31, 2011 totaled $6.2 million.

The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated are as follows (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Accrued self-insurance	$27.2	$22.4
Operating loss carryforward	9.0	10.6
Compensation and benefits	22.3	8.3
Bad debt	5.8	3.9
Other	9.3	9.9
Valuation allowance	(0.1)	(2.0)
Total deferred tax assets	$73.5	$53.1
Deferred tax liabilities:
Property and equipment	$92.6	$62.6
Goodwill	44.8	32.8
Other intangible assets	32.6	26.7
Gain on remeasurement of equity investee	11.3	11.1
Long-term contracts	17.0	16.5
Other	13.8	19.5
Total deferred tax liabilities	$212.1	$169.2
Net deferred tax liabilities	$(138.6)	$(116.1)
Total net current and noncurrent deferred tax balances included in the Company’s consolidated balance sheets as of the dates indicated are as follows (in millions):

	December 31,
	2013	2012
Net current deferred tax assets	$16.3	$3.3
Net noncurrent deferred tax liabilities	(154.9)	(119.4)
Net deferred tax liabilities	$(138.6)	$(116.1)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. The Company has recorded valuation allowances against its deferred tax assets as of December 31, 2013 and 2012, which relate primarily to foreign net operating loss carryforwards.

The Company has certain state and foreign net operating loss carryforwards. The tax effect of the Company's state net operating loss carryforwards, which may be carried forward between 5 and 20 years depending on the jurisdiction, is approximately $5.3 million as of December 31, 2013. The tax effect of the Company’s foreign net operating loss carryforwards is approximately $3.7 million as of December 31, 2013. These foreign net operating loss carryforwards are primarily related to the Company’s Canadian operations and begin to expire in 2015.
As of December 31, 2013, the Company has not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the United States. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and certain other circumstances.
A reconciliation of the U.S. statutory federal income tax rate related to pretax income from continuing operations to the effective tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
U.S. statutory federal rate applied to pretax income	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.0	3.4	3.5
Foreign tax rate differential	(0.4)	(0.4)	0.1
Non-deductible expenses	2.4	2.1	1.7
Change in state tax rate	1.2	0.2	0.2
Domestic production activities deduction	(2.5)	(1.6)	(0.9)
Other	(0.8)	1.2	0.0
Valuation allowance for deferred tax assets	(0.4)	(0.4)	(0.8)
Effective income tax rate	38.5%	39.5%	38.8%

An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements. Management believes that the Company has not taken material tax positions that would be deemed to be “uncertain,” therefore, the Company has not established a liability for uncertain positions as of December 31, 2013 or 2012.
Note 15 - Segments and Related Information
Segment Discussion

MasTec presents its continuing operations under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for MasTec's labor-based construction services. All five reportable segments derive their revenues from the engineering, installation and maintenance of infrastructure, primarily in North America.

The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline communications and install to the home, and to a lesser extent, infrastructure for electrical utilities. MasTec performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves the energy and utility end markets and other end markets through the installation and construction of conventional and renewable power plants, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other segment primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.

The accounting policies of the reportable segments are the same as those described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies. Intercompany revenues and costs among the reportable segments are de minimus and accounted for as if the sales were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenues and costs between entities within a reportable segment are eliminated to arrive at segment totals. Eliminations between segments are separately presented. Corporate results include amounts related to Corporate functions such as administrative costs, professional fees, and acquisition costs. Segment results include certain allocations of centralized costs such as general liability, medical and workers' compensation insurance and certain information technology costs. Income tax expense is managed by Corporate on a consolidated basis and is not allocated to the reportable segments.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. The Company believes these non-

U.S. GAAP measures provide meaningful information that helps investors understand the Company's financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and versus that of its peers, because it excludes certain items that may not be indicative of the Company's reportable segment results, as well as items that can vary widely across different industries or among companies within the same industry. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA. Corporate EBITDA in 2011 includes a $29 million gain from remeasurement of our equity interests in EC Source upon the Company's acquisition of the remaining equity interests in EC Source.

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated continuing operations financial information for total MasTec in the following tables (in millions):

	For the Years Ended December 31,
Revenue:	2013	2012	2011
Communications	$1,962.6	$1,772.7	$1,635.1
Oil and Gas	1,628.8	959.0	774.3
Electrical Transmission	428.8	312.2	198.3
Power Generation and Industrial	294.3	668.1	219.6
Other	12.3	16.7	4.8
Eliminations	(2.0)	(1.9)	(0.8)
Consolidated revenue	$4,324.8	$3,726.8	$2,831.3

Revenue generated by utilities customers represented 6.9%, 10.9% and 8.9% of Communications segment revenue in 2013, 2012 and 2011, respectively.

	For the Years Ended December 31,
EBITDA:	2013	2012	2011
Communications	$247.7	$192.0	$154.3
Oil and Gas	215.9	99.4	80.1
Electrical Transmission	41.2	38.7	28.7
Power Generation and Industrial	(16.3)	32.0	(3.2)
Other	0.5	2.0	0.4
Corporate	(61.4)	(42.0)	7.6
Consolidated EBITDA	$427.6	$322.1	$267.9

	For the Years Ended December 31,
Depreciation and Amortization:	2013	2012	2011
Communications	$36.8	$29.1	$24.5
Oil and Gas	80.9	42.0	30.7
Electrical Transmission	12.6	11.0	8.5
Power Generation and Industrial	6.7	6.7	7.7
Other	—	0.1	0.1
Corporate	3.9	3.1	2.7
Consolidated Depreciation and Amortization	$140.9	$92.0	$74.2

	As of December 31,
Assets:	2013	2012	2011
Communications	$973.6	$843.5	$827.5
Oil and Gas	1,058.4	809.2	497.7
Electrical Transmission	448.1	311.2	254.8
Power Generation and Industrial	324.5	323.8	269.4
Other	22.8	6.9	3.9
Corporate	79.8	95.5	89.1
Consolidated Assets	$2,907.2	$2,390.1	$1,942.4

	For the Years Ended December 31,
Capital Expenditures:	2013	2012	2011
Communications	$25.1	$19.2	$23.0
Oil and Gas	67.4	40.3	25.7
Electrical Transmission	17.6	11.5	9.3
Power Generation and Industrial	5.7	5.6	4.6
Other	—	—	—
Corporate	10.3	2.8	8.4
Consolidated Capital Expenditures	$126.1	$79.4	$71.0

The following table presents a reconciliation of EBITDA to consolidated income from continuing operations before provision for income taxes:

	For the Years Ended December 31,
EBITDA Reconciliation:	2013	2012	2011
EBITDA	$427.6	$322.1	$267.9
Less:
Interest expense, net	(46.4)	(37.4)	(34.5)
Depreciation and amortization	(140.9)	(92.0)	(74.2)
Income from continuing operations before provision for income taxes	$240.2	$192.7	$159.3

A reconciliation of total assets for continuing operations to consolidated total assets as of the dates indicated is as follows:

	As of December 31,
Asset Reconciliation:	2013	2012	2011
Total assets of continuing operations	$2,907.2	$2,390.1	$1,942.4
Current assets of discontinued operations	2.3	18.6	30.6
Long-term assets of discontinued operations	10.1	7.6	121.7
Total assets	$2,919.6	$2,416.3	$2,094.7
Foreign Operations. MasTec operates throughout North America, primarily in the United States and Canada, as well as in parts of Latin America. For the years ended December 31, 2013, 2012 and 2011, revenues from continuing operations of $4.1 billion, $3.6 billion and $2.7 billion, respectively, were derived in the United States, and $268.1 million, $156.8 million and $91.5 million, respectively, were derived from foreign operations. Long-lived assets of the Company's continuing operations held in the United States include property and equipment, net, of $436.9 million, $337.5 million and $251.9 million as of December 31, 2013, 2012 and 2011, respectively. Long-lived assets of the Company's continuing operations held in foreign countries, primarily in Canada, include property and equipment, net, of $51.2 million, $11.4 million and $11.1 million as of December 31, 2013, 2012 and 2011, respectively. Intangible assets and goodwill, net, of the Company's continuing operations of $972.2 million, $933.1 million and $794.1 million as of December 31, 2013, 2012 and 2011, respectively, relate to businesses in the United States. Intangible assets and goodwill, net, of the Company's continuing operations of $92.7 million, $30.5 million and $31.4 million as of December 31, 2013, 2012 and 2011, respectively, relate to businesses in foreign countries.

Significant Customers
Revenue concentration information for significant customers, as a percent of total consolidated revenue from continuing operations, is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Customer:
AT&T	18%	18%	24%
DIRECTV®	14%	17%	20%
Enbridge, Inc.	18%	3%	0%

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
Note 16 - Commitments and Contingencies
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

Power Partners and the SunLight Entities have commenced three separate arbitration proceedings against each other to address various disputes that presently exist between the parties on the three Projects. The parties allege, among other things, breach of contract against each other. Discovery is ongoing. The arbitrations began in January 2014. Power Partners has also filed municipal liens and construction liens for the work performed. The liens have been challenged, and the Company is currently appealing the trial court's adverse ruling to the New Jersey appellate court. Power Partners is vigorously pursuing its claims against the SunLight Entities and vigorously defending against claims by the SunLight Entities.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 10 - Lease Obligations.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2013 and 2012, the Company had $134.8 million and $120.8 million, respectively, of letters of credit issued under its credit facility. The Company is not aware of any material claims relating to outstanding letters of credit as of December 31, 2013 or December 31, 2012.

Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2013, the estimated cost to complete projects secured by the Company’s $1.0 billion in performance and payment bonds was $297.1 million. As of December 31, 2012, the estimated cost to complete projects secured by the Company’s $1.1 billion in performance and payment bonds was $287.7 million.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of December 31, 2013 and 2012, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $50.8 million and $48.1 million, respectively, of which $31.3 million and $28.5 million, respectively, was reflected within non-current other liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group claims as of December 31, 2013 and 2012 was $2.1 million and $1.1 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide insurance-related surety bonds in certain states. As of December 31, 2013 and 2012, these letters of credit amounted to $57.4 million and $53.2 million, respectively. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the consolidated balance sheets, amounted to $1.4 million as of both December 31, 2013 and 2012. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $10.9 million and $9.0 million as of December 31, 2013 and 2012, respectively.
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
Collective Bargaining Agreements and Multi-Employer Plans. Certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees. The agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The multi-employer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements. The required amount of future contributions cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects.
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
Based upon the information available to the Company from plan administrators as of December 31, 2013, several of the multi-employer pension plans in which the Company’s subsidiaries participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose on the employers contributing to such plan a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency. The Company’s subsidiaries have been notified that certain plans to which they contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, the Company's required contributions to these plans could increase in the future. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.
On November 15, 2011, the Company, along with other members of the PLCA, voluntarily withdrew from Central States, a defined benefit multi-employer pension plan that is in critical status. In connection with this withdrawal, a $6.4 million withdrawal liability was established based on an estimate provided by the Central States administrator of such liability as of the date of withdrawal. The Company began paying installments towards this withdrawal liability in 2013, of which $5.4 million was outstanding as of December 31, 2013. The Company withdrew from Central States in order to mitigate its liability in connection with the plan; however, Central States has asserted that the PLCA members did not effectively withdraw in 2011 and are responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States demanded $11 million in withdrawal liability from the Company, which included 2011 contribution amounts. The Company is vigorously opposing this demand because it believes that it legally and effectively withdrew from Central States on November 15, 2011. If Central States were to prevail in its assertion that the Company withdrew after that date, then the initial amount of the Company’s withdrawal liability would increase to approximately $11 million. In addition, if Central States were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three year period commencing with the beginning of the calendar year during which the Company withdrew from the plan, there could be additional liability. The Company currently does not have plans to withdraw from any other multi-employer pension plan.
See Note 12 - Other Retirement Plans for details of the Company's participation in multi-employer plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2013 and 2012, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Concentrations of Risk. The Company is subject to certain risk factors, including, but not limited to: risks related to seasonality of its business, adverse weather conditions, economic downturns, technological and regulatory changes in the industries it serves; competition within its industry; the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice; collectibility of receivables; acquisition integration and financing; availability of qualified employees; recoverability of goodwill; potential exposures to environmental liabilities; exposure related to foreign operations; exposure from system or information technology interruptions; exposure to litigation; and exposure to multi-employer pension plan liabilities. The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and concentration of credit risk is limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. The Company had approximately 510 customers as of December 31, 2013, which included some of the largest and most prominent companies in the communications and utilities industries. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, local and long distance carriers and government entities. The industries served by MasTec’s customers include, among others: communications (including wireless, wireline and satellite communications) and utilities (including petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; and industrial infrastructure). For the years ended December 31, 2013, 2012 and 2011, the Company derived 69%, 64% and 71%, respectively, of revenues from continuing operations from its top ten customers.
Note 17 - Related Party Transactions
MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Cross Country Pipeline Supply, Inc. ("CCP"), in which MasTec invested $15 million for a 14.85% ownership interest effective November 8, 2013. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec's Board of Directors, and Jose Mas, MasTec's Chief Executive Officer, serves as the chairman of CCP. In addition, an entity owned by the Mas family, including Jorge and Jose Mas, is a minority shareholder of CCP. MasTec paid CCP approximately $1.3 million for equipment rentals, leases and servicing from the date of the Company's investment in CCP through December 31, 2013.
MasTec leases employees to a customer in which Jorge Mas and Jose Mas own a minority interest. For the years ended December 31, 2013, 2012 and 2011, MasTec charged to the customer approximately $0.6 million, $0.5 million and $0.5 million, respectively. As of December 31, 2013 and 2012, receivables of $0.1 million and $0.9 million, respectively, attributable to this arrangement were outstanding. The Company also provides satellite communication services to this customer. For the years ended December 31, 2013, 2012 and 2011, revenues relating to this customer were approximately $1.3 million, $1.2 million and $1.1 million, respectively. As of December 31, 2013 and 2012, outstanding receivables from this arrangement totaled approximately $0.4 million and $1.2 million, respectively.
The Company charters an aircraft from a third party that leases two of its aircraft from entities in which Jorge Mas and Jose Mas have an ownership interest. MasTec made no payments in connection with this arrangement for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, MasTec paid this unrelated chartering company approximately $2,000 and $66,000, respectively.
MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and Jose Mas. For the years ended December 31, 2013, 2012 and 2011, the Company paid lease payments of approximately $52,000, $44,000 and $48,000, respectively, in connection with this property.
Split Dollar and Deferred Bonus Agreements
On October 16, 2013, Jorge Mas, the Company and Jose Ramon Mas and Juan Carlos Mas, as trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012 (the “trust”) entered into a split dollar life insurance agreement that replaces a prior split dollar agreement with Jorge Mas. Under the split dollar agreement, MasTec is the sole owner of each of the policies subject to the agreement. The Company will make the premium payments under each of such policies. Upon the death of Jorge Mas or the survivor of Jorge Mas and his wife (collectively, the “insureds”) under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) all premiums paid by the Company on such policy and (ii) the then cash value of such policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit is payable to the trust or other beneficiary designated by the trustees. In the event of the Company’s bankruptcy or dissolution, the trust shall have the assignable option to purchase any or all of the policies subject to the split dollar agreement from the Company. The purchase price for each policy shall be the greater of (x) all premiums paid by the Company on such policy or (y) the then cash value of such policy (excluding surrender charges or other similar charges or reductions). The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200 million. The Company is designated as the named fiduciary under the split dollar agreement, and the policy may not be surrendered without the express written consent of the trust. The Company paid approximately $1.2 million, $0.3 million, and $0.3 million, respectively, in connection with the split dollar agreements for Jorge Mas for the years ended December 31, 2013, 2012 and 2011. Life insurance assets associated with the split dollar agreement for Jorge Mas are based on the value of premiums paid for the associated policy.
MasTec also has split dollar and deferred bonus agreements with Jose Mas. The split dollar agreement provides that one or more life insurance policies may be subject to the agreement. At this time, however, the only policy subject to the agreement is the one acquired pursuant to the original agreement, which is in an aggregate face amount of $11 million. MasTec is the sole owner and beneficiary of any policy subject to the agreement, and upon the death of the insured, MasTec is entitled to receive a portion of the death benefit equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured, excluding surrender charges. The split dollar policy may not be surrendered without the express written consent of Jose Mas. Upon termination of the agreement, Jose Mas has an option to purchase each policy, subject to the agreement for a purchase price equal to the greater of the amounts referenced above. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. The amount of deferred bonus that is payable upon termination of the split dollar agreement, which is triggered upon a change in control of MasTec, is equal to the sum of the following amounts, determined with respect to each policy subject to the split dollar agreement: the greater of (i) the total premiums paid by MasTec under the terms of such policy, or (ii) the then cash value of such policy immediately prior to the change in control, excluding surrender charges. For the years ended December 31, 2013, 2012 and 2011, MasTec did not make any payments in connection with the split dollar agreement for Jose Mas. The Company adjusts the value of life insurance assets associated with the split dollar agreements for Jose Mas each period based on their current cash surrender values.
As of December 31, 2013 and 2012, life insurance assets associated with the split dollar agreements for Jorge and Jose Mas, which are included within other long-term assets in the consolidated balance sheets, totaled $10.2 million and $8.7 million, respectively.
Note 18 – Quarterly Information (Unaudited)
The following table presents unaudited quarterly operating results for the years ended December 31, 2013 and 2012 (in millions, except per share data). The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and notes thereto.

	2013 Quarter Ended				2012 Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenue	$918.6	$977.6	$1,269.4	$1,159.1	$738.3	$988.9	$1,067.3	$932.4

Net income from continuing operations	$19.3	$35.5	$49.9	$42.9	$11.7	$31.2	$36.1	$37.7
Net (loss) income from discontinued operations	(0.9)	(0.5)	(3.7)	(1.3)	2.5	(1.1)	(9.3)	(1.4)
Net income (loss) attributable to non-controlling interests	—	0.1	0.1	0.1	(0.0)	(0.0)	(0.0)	0.0
Net income attributable to MasTec, Inc.	$18.4	$34.9	$46.1	$41.5	$14.2	$30.1	$26.8	$36.3
Basic earnings (loss) per share:
Continuing operations	$0.25	$0.46	$0.65	$0.55	$0.15	$0.39	$0.47	$0.50
Discontinued operations	(0.01)	(0.01)	(0.05)	(0.02)	0.03	(0.01)	(0.12)	(0.02)
Total basic earnings per share (a)	$0.24	$0.46	$0.60	$0.54	$0.18	$0.37	$0.35	$0.48
Diluted earnings (loss) per share:
Continuing operations	$0.23	$0.42	$0.59	$0.50	$0.14	$0.38	$0.45	$0.46
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.02)	0.03	(0.01)	(0.12)	(0.02)
Total diluted earnings per share (a)	$0.22	$0.41	$0.54	$0.49	$0.17	$0.37	$0.34	$0.45
(a) Earnings per share calculations may contain slight summation differences due to rounding.
During the years ended December 31, 2013 and 2012, the Company acquired certain businesses. In addition, the Company sold its Globetec business in 2013 and its DirectStar business in 2012. As a result, the quarterly results of 2013 may not be comparable with those of 2012. Other transactions affecting comparisons of the Company's quarterly results include: (i) $5.6 million of debt extinguishment charges that were recorded in the first quarter of 2013; (ii) $2.8 million of Sintel legal settlement charges that were recorded in the second quarter of 2013; and (iii) $9.6 million of Sintel legal settlement charges that were recorded in the third quarter of 2012.

Note 19 – Supplemental Guarantor Condensed Consolidating Financial Information
The 2011 Convertible Notes, 2009 Convertible Notes are, and, through March 29, 2013, the 7.625% Senior Notes were, fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Company's 2013 Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”).  The 4.875% Senior Notes are guaranteed on an unsecured unsubordinated, joint and several basis by the Company's 100%-owned domestic subsidiaries that guarantee the 2013 Credit Facility. Certain subsidiaries included in the Company's Guarantor Subsidiaries, which are minor individually and in the aggregate, do not guarantee the 4.875% Senior Notes. The Company's subsidiaries organized outside of the U.S. and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee any of these notes. The subsidiary guarantees are subject to release in certain customary circumstances including upon the sale of a majority of the capital stock or substantially all of the assets of the subsidiary guarantor; if the guarantee under our 2013 Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Year Ended December 31, 2013	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$3,903.8	$425.6	$(4.6)	$4,324.8
Costs of revenue, excluding depreciation and amortization	—	3,321.3	365.7	(4.6)	3,682.4
Depreciation and amortization	—	120.1	20.8	—	140.9
General and administrative expenses	2.1	184.6	28.7	—	215.4
Interest expense, net	—	45.5	0.9	—	46.4
Loss on extinguishment of debt	—	5.6	—	—	5.6
Other (income) expense, net	—	(6.1)	—	—	(6.1)
(Loss) income from continuing operations before income taxes	$(2.1)	$232.8	$9.5	$—	$240.2
Benefit from (provision for) income taxes	0.8	(91.9)	(1.4)	—	(92.5)
Net (loss) income from continuing operations	$(1.3)	$140.9	$8.1	$—	$147.7
Net loss from discontinued operations	—	—	(6.5)	—	(6.5)
Equity in income from subsidiaries, net of tax	142.2	—	—	(142.2)	—
Net income (loss)	$140.9	$140.9	$1.6	$(142.2)	$141.2
Net income (loss) attributable to non-controlling interests	—	—	0.3	—	0.3
Net income (loss) attributable to MasTec, Inc.	$140.9	$140.9	$1.3	$(142.2)	$140.9
Comprehensive income (loss)	$133.2	$140.9	$(6.2)	$(134.4)	$133.4

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Year Ended December 31, 2012	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$3,563.2	$166.6	$(3.0)	$3,726.8
Costs of revenue, excluding depreciation and amortization	—	3,094.2	148.0	(3.0)	3,239.2
Depreciation and amortization	—	89.0	3.0	—	92.0
General and administrative expenses	1.7	147.4	8.4	—	157.5
Interest expense (revenue), net	—	37.4	—	—	37.4
Other expense, net	—	7.8	0.2	—	8.0
(Loss) income from continuing operations before income taxes	$(1.7)	$187.4	$7.0	$—	$192.7
Benefit from (provision for) income taxes	0.7	(75.6)	(1.2)	—	(76.1)
Net (loss) income from continuing operations	$(1.0)	$111.8	$5.8	$—	$116.6
Net loss from discontinued operations	—	—	(9.2)	—	(9.2)
Equity in income from subsidiaries, net of tax	108.4	—	—	(108.4)	—
Net income (loss)	$107.4	$111.8	$(3.4)	$(108.4)	$107.4
Net loss attributable to non-controlling interests	—	—	0.0	—	0.0
Net income (loss) attributable to MasTec, Inc.	$107.4	$111.8	$(3.4)	$(108.4)	$107.4
Comprehensive income (loss)	$107.4	$112.4	$(1.5)	$(108.4)	$109.9

For the Year Ended December 31, 2011	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,740.6	$91.6	$(0.9)	$2,831.3
Costs of revenue, excluding depreciation and amortization	—	2,373.1	87.5	(0.9)	2,459.7
Depreciation and amortization	—	72.0	2.2	—	74.2
General and administrative expenses	2.5	125.8	4.3	—	132.6
Interest expense, net	—	34.4	0.1	—	34.5
Gain on remeasurement of equity interest in acquiree	—	(29.0)	—	—	(29.0)
Other expense (income), net	—	0.1	(0.1)	—	0.0
(Loss) income from continuing operations before income taxes	$(2.5)	$164.2	$(2.4)	$—	$159.3
Benefit from (provision for) income taxes	1.0	(64.4)	1.6	—	(61.8)
Net (loss) income from continuing operations	$(1.5)	$99.8	$(0.8)	$—	$97.5
Net income (loss) from discontinued operations	—	—	8.5	—	8.5
Equity in income from subsidiaries, net of tax	107.5	—	—	(107.5)	—
Net income (loss)	$106.0	$99.8	$7.7	$(107.5)	$106.0
Net loss attributable to non-controlling interests	—	—	0.0	—	0.0
Net income (loss) attributable to MasTec, Inc.	$106.0	$99.8	$7.7	$(107.5)	$106.0
Comprehensive income (loss)	$106.0	$99.6	$6.1	$(107.5)	$104.2

CONDENSED CONSOLIDATING BALANCE SHEETS (in millions)

As of December 31, 2013	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets, including discontinued operations	$—	$1,155.6	$150.3	$—	$1,305.9
Property and equipment, net	—	420.2	67.9	—	488.1
Goodwill and other intangible assets, net	—	932.8	132.2	—	1,065.0
Net investments in and advances to (from) consolidated affiliates	1,006.8	172.4	(24.1)	(1,155.1)	—
Other long-term assets, including discontinued operations	9.3	36.2	15.1	—	60.6
Total assets	$1,016.1	$2,717.2	$341.4	$(1,155.1)	$2,919.6
Liabilities and Equity
Total current liabilities	$—	$772.1	$53.4	$—	$825.5
Long-term debt	—	760.9	4.5	—	765.4
Other liabilities	—	236.5	71.1	—	307.6
Total liabilities	$—	$1,769.5	$129.0	$—	$1,898.6
Total equity	$1,016.1	$947.7	$212.4	$(1,155.1)	$1,021.1
Total liabilities and equity	$1,016.1	$2,717.2	$341.4	$(1,155.1)	$2,919.6

As of December 31, 2012	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets, including discontinued operations	$—	$954.1	$95.5	$—	$1,049.6
Property and equipment, net	—	326.6	22.3	—	348.9
Goodwill and other intangible assets, net	—	890.7	72.9	—	963.6
Net investments in and advances to (from) consolidated affiliates	855.0	164.5	(13.8)	(1,005.7)	—
Other long-term assets, including discontinued operations	7.7	38.8	7.7	—	54.2
Total assets	$862.7	$2,374.7	$184.6	$(1,005.7)	$2,416.3
Liabilities and Equity
Total current liabilities	$—	$675.1	$39.0	$—	$714.1
Long-term debt	—	546.2	0.1	—	546.3
Other liabilities	—	263.4	30.6	—	294.0
Total liabilities	$—	$1,484.7	$69.7	$—	$1,554.4
Total equity	$862.7	$890.0	$114.9	$(1,005.7)	$861.9
Total liabilities and equity	$862.7	$2,374.7	$184.6	$(1,005.7)	$2,416.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2013	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(2.8)	$180.7	$22.5	$—	$200.4
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net	$—	$(45.0)	$(103.6)	$—	$(148.6)
Disposal of business, divested cash	—	(3.0)	—	—	(3.0)
Capital expenditures	—	(115.6)	(10.7)	—	(126.3)
Proceeds from sale of property and equipment	—	15.9	—	—	15.9
(Payments for) proceeds from other investments, net	—	(1.2)	—	—	(1.2)
Net cash used in investing activities	$—	$(148.9)	$(114.3)	$—	$(263.2)
Cash flows provided by (used in) financing activities:
Proceeds from (repayments of) credit facility	$—	$(80.7)	$(20.0)	$—	$(100.7)
Proceeds from senior notes, net	—	250.0	—	—	250.0
Repayments of other borrowings and capital lease obligations	—	(69.1)	(1.6)	—	(70.7)
Excess tax benefits and proceeds from stock-based awards	8.3	4.4	—	—	12.7
Payments of financing costs, including earn-outs	—	(30.4)	(2.0)	—	(32.4)
Net financing activities and advances (to) from consolidated affiliates	(5.5)	(109.8)	115.3	—	—
Net cash provided by (used in) financing activities	$2.8	$(35.6)	$91.7	$—	$58.9
Net (decrease) increase in cash and cash equivalents	—	(3.8)	—	—	(3.8)
Net effect of currency translation on cash	—	—	—	—	—
Cash and cash equivalents - beginning of period	—	12.7	14.1	—	26.8
Cash and cash equivalents - end of period	$—	$8.9	$14.1	$—	$23.0
Cash and cash equivalents of discontinued operations	$—	$—	$—	$—	$—
Cash and cash equivalents of continuing operations	$—	$8.9	$14.1	$—	$23.0

For the Year Ended December 31, 2012	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(1.3)	$141.4	$32.4	$—	$172.5
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net	$—	$(118.1)	$(1.4)	$—	$(119.5)
Proceeds from disposal of business, net of cash divested	—	—	97.7	—	97.7
Capital expenditures	—	(76.2)	(3.5)	—	(79.7)
Proceeds from sale of property and equipment	—	7.4	—	—	7.4
(Payments for) proceeds from other investments, net	(0.2)	—	—	—	(0.2)
Net cash used in investing activities	$(0.2)	$(186.9)	$92.8	$—	$(94.3)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility, net	$—	$74.0	$—	$—	$74.0
Repayments of other borrowings and capital lease obligations	—	(42.5)	—	—	(42.5)
Repurchase of common stock	(75.0)	—	—	—	(75.0)
Excess tax benefits and proceeds from stock-based awards	5.0	0.8	—	—	5.8
Payments of financing costs, including earn-outs	—	(34.1)	—	—	(34.1)
Net financing activities and advances (to) from consolidated affiliates	71.5	54.4	(125.9)	—	—
Net cash provided by (used in) financing activities	$1.5	$52.6	$(125.9)	$—	$(71.8)
Net increase in cash and cash equivalents	—	7.1	(0.7)	—	6.4
Net effect of currency translation on cash	—	—	0.1	—	0.1
Cash and cash equivalents - beginning of period	—	5.6	14.7	—	20.3
Cash and cash equivalents - end of period	$—	$12.7	$14.1	$—	$26.8
Cash and cash equivalents of discontinued operations	$—	$—	$0.4	$—	$0.4
Cash and cash equivalents of continuing operations	$—	$12.7	$13.7	$—	$26.4

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2011	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(0.9)	$33.6	$(12.0)	$—	$20.7
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net	$(31.2)	$—	$(9.5)	$—	$(40.7)
Capital expenditures	—	(70.9)	(0.8)	—	(71.7)
Proceeds from sale of property and equipment	—	6.1	0.1	—	6.2
(Payments for) proceeds from other investments, net	(0.2)	4.6	—	—	4.4
Net cash used in investing activities	$(31.4)	$(60.2)	$(10.2)	$—	$(101.8)
Cash flows (used in) provided by financing activities:
Proceeds from credit facility, net	$—	$60.0	$—	$—	$60.0
(Repayments of) proceeds from other borrowings and capital lease obligations	—	(30.3)	—	—	(30.3)
Repurchase of common stock	(75.0)	—	—	—	(75.0)
Excess tax benefits and proceeds from stock-based awards	12.4	7.8	—	—	20.2
Payments of financing costs, including earn-outs	—	(51.3)	—	—	(51.3)
Net financing activities and advances (to) from consolidated affiliates	94.9	(112.3)	17.4	—	—
Net cash provided by (used in) financing activities	$32.3	$(126.1)	$17.4	$—	$(76.4)
Net (decrease) increase in cash and cash equivalents	—	(152.7)	(4.8)	—	(157.5)
Net effect of currency translation on cash	—	—	0.2	—	0.2
Cash and cash equivalents - beginning of period	—	158.3	19.3	—	177.6
Cash and cash equivalents - end of period	$—	$5.6	$14.7	$—	$20.3
Cash and cash equivalents of discontinued operations	$—	$—	$12.9	$—	$12.9
Cash and cash equivalents of continuing operations	$—	$5.6	$1.8	$—	$7.4

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
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
Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Management’s assessment of the effectiveness of our disclosure controls and procedures did not include the disclosure controls and procedures of Data Cell Systems, Inc. ("Data Cell"), Big Country Energy Services, Inc. and its affiliated operating companies ("Big Country") and Energy Erectors, Inc. ("Energy Erectors"), which were effectively acquired on April 1, 2013, May 1, 2013 and August 1, 2013, respectively, and which are included in the 2013 consolidated financial statements. Data Cell, Big Country and Energy Erectors constituted 8% of total assets as of December 31, 2013 and 6% of revenues and 9% of net income, respectively, for the year then ended. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.
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
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of Data Cell, Big Country and Energy Erectors, which recently acquired entities are more fully described above. Based on management’s evaluation and the criteria set forth by COSO, our Chief Executive Officer, Chief Financial Officer and management concluded that our internal control over financial reporting was effective as of December 31, 2013.
BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2013 and has expressed an unqualified opinion thereon.
Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
MasTec, Inc.
Coral Gables, Florida
We have audited MasTec, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MasTec, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting,” management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Data Cell Systems, Inc. ("Data Cell"), Big Country Energy Services, Inc. and its affiliated operating companies ("Big Country") and Energy Erectors, Inc. ("Energy Erectors"), which were effectively acquired on April 1, 2013, May 1, 2013 and August 1, 2013, respectively, and which are included in the consolidated balance sheets of MasTec, Inc. as of December 31, 2013 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended. Data Cell, Big Country and Energy Erectors constituted 8% of total assets as of December 31, 2013 and 6% of revenues and 9% of net income, respectively, for the year then ended. Our audit of internal control over financial reporting of MasTec, Inc. also did not include an evaluation of the internal control over financial reporting of Data Cell, Big Country or Energy Erectors.
In our opinion, MasTec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MasTec, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Certified Public Accountants
Miami, Florida
February 27, 2014

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and our controller, or persons performing similar functions. We have posted our code of ethics on our website (www.mastec.com) in the Investors section under the tab “Corporate Governance,” and it is available to any person upon request. We intend to post any amendments to, or any waivers from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or any other person performing a similar function, on our website. See also Item 1. “Business – Available Information.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2013, which include: the MasTec, Inc. 2013 Incentive Compensation Plan ("the 2013 Incentive Plan"); the MasTec, Inc. 2011 Employee Stock Purchase Plan (the "2011 ESPP"); the MasTec, Inc. Bargaining Units Employee Stock Purchase Plan (the "2013 Bargaining Units ESPP); and individual option agreements. The 2013 Incentive Plan replaced the 2003 Employee Stock Incentive Plan, as amended and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended (together, the "2003 Plans"). Shares that remained available under the 2003 Plans became available under the 2013 Incentive Plan as of its effective date.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	495,571	$11.17	6,495,617	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	495,571		6,495,617

(1)
Under the 2013 Incentive Plan, 5,059,711 shares remain available for issuance. Under the 2011 ESPP and 2013 Bargaining Units ESPP, 435,906 shares and 1,000,000 shares, respectively, remain available for issuance.

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
The other information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 55 through 97.
2.    Financial Statement Schedules - Schedule II - Valuation and Qualifying Accounts.
3.    Exhibits including those incorporated by reference:

Exhibits	Description (1)
2.2
Membership Interest Purchase Agreement, dated May 24, 2012, by and among MasTec North America, Inc., DirectStar TV, LLC, Red Ventures, LLC and the other parties thereto, filed as Exhibit 2.2 to our Annual Report on Form 10-K filed with the SEC on February 28, 2013 and incorporated by reference herein.

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

4.1	Form of 4.0% Senior Convertible Note due 2014 filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.
4.2
Indenture, dated June 5, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.3
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

4.5
Second Supplemental Indenture, dated November 10, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 10, 2009 and incorporated by reference herein.

4.6
Form of 4.00% Senior Convertible Note due 2014, incorporated by reference to Exhibit A to the Third Supplemental Indenture filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.7
Third Supplemental Indenture, dated January 11, 2011, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.8
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

4.10
Fifth Supplemental Indenture, dated as of March 18, 2013, by and among MasTec, Inc., MasTec, Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on March 18, 2013 and incorporated by reference herein.

4.11*	Sixth Supplemental Indenture, dated as of September 30, 2013, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
4.12*	Seventh Supplemental Indenture, dated as of November 11, 2013, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
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
10.9+
Deferred Bonus Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009 filed as Exhibit 10.71 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.10+
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

10.12
Purchase Agreement, dated November 3, 2009, by and among MasTec, Inc., Precision Acquisition, LLC, Precision Pipeline LLC, Precision Transport Company, LLC, PPL Management, Inc., Michael Daniel Murphy, Steven R. Rooney, Angela D. Murphy and Karen K. Rooney filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 4, 2009 and incorporated by reference herein.

10.13+
Employment Agreement executed on January 26, 2010 between MasTec, Inc. and Robert Apple filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.14
Fourth Amendment to Asset Purchase Agreement, by and among NSORO, LLC, NSORO MasTec, LLC, and Darrell J. Mays Filed as Exhibit 10.43 to our Annual Report in Form 10-K filed with the SEC on February 23, 2011 and incorporated by reference herein.

10.15+	MasTec, Inc. 2011 Employee Stock Purchase Plan filed as Annex A to Schedule 14A filed with the SEC on March 23, 2011 and incorporated by reference herein.
10.16
Agreement and Plan of Merger, dated as of November 16, 2010, by and among MasTec, Inc., EC Source Services, LLC and the other parties thereto, filed as Exhibit 10.44 to our Quarterly Report Form 10-Q filed with the SEC on May 4, 2011 and incorporated by reference herein.

10.17+
Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan filed as Exhibit 10.1 to our Quarterly Report filed with the SEC on August 3, 2011 and incorporated herein by reference.

10.18+
Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan for Non-Employees filed as Exhibit 10.2 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.

10.19+	Amendment to the MasTec, Inc. 2011 Employee Stock Purchase Plan, filed as Exhibit 10.4 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.
10.20
Third Amended and Restated Credit Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto, filed as Exhibit 10.29 to our Annual Report on Form 10-K/A, filed on June 22, 2012, and incorporated herein by reference.

10.21
Consolidated, Amended and Restated Subsidiary Guaranty Agreement, dated as of August 22, 2011, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.22
Security Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.23
Fourth Amended, Restated and Consolidated Pledge Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.24
Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated September 8, 2011 filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2011 and incorporated herein by reference.

10.25	MasTec, Inc. Annual Incentive Plan for Executive Officers Plan, filed with the SEC on March 29, 2012 as Annex A to our Definitive Proxy Statement on Schedule 14A, and incorporated herein by reference.
10.26
Separation Agreement, dated December 31, 2012, by and between MasTec, Inc. and Ray Harris, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the with the SEC on January 4, 2013 and incorporated herein by reference.

10.27+
Employment Agreement, dated April 18, 2007, by and between MasTec, Inc. and Jose R. Mas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 20, 2007 and incorporated herein by reference.

10.28+
Employment Agreement, dated as of January 1, 2008, by and between MasTec, Inc. and Alberto de Cardenas, filed as Exhibit 10.53 to our Annual Report on Form 10-K filed with the SEC on February 28, 2008 and incorporated by reference herein.

10.29+
Split-Dollar Agreement, dated as of October 16, 2013, by and among MasTec, Inc., Jorge Mas, and Jose Ramon Mas and Juan Carlos Mas, as Trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 31, 2013 and incorporated by reference herein.

10.30*
Amendment No. 1 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty, dated as of October 29, 2013, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors party thereto.

10.31+	MasTec, Inc. Bargaining Units ESPP, filed with the SEC on April 10, 2013 as Annex A to our Definitive Proxy Statement on Schedule 14A and incorporated by reference herein.
10.32+	MasTec, Inc. 2013 Incentive Compensation Plan, filed with the SEC on April 10, 2013 as Annex B to our Definitive Proxy Statement on Schedule 14A and incorporated by reference herein.
10.33+*	Form of Employee Stock Option Agreement for Awards under the MasTec, Inc. 2013 Incentive Compensation Plan.
10.34+*	Form of Employee Restricted Stock Agreement for Awards under the MasTec, Inc. 2013 Incentive Compensation Plan.
10.35+*	Form of Non-Employee Stock Option Agreement for Awards under the MasTec, Inc. 2013 Incentive Compensation Plan.
10.36+*	Form of Non-Employee Restricted Stock Agreement for Awards under the MasTec, Inc. 2013 Incentive Compensation Plan.
10.37+
Amended and Restated Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated January 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

10.38+
Employment Agreement by and between MasTec, Inc. and George Pita, dated January 23, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21*	Subsidiaries of MasTec, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Valuation Firm.
31.1*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

(1)	SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.

*	Filed herewith.

+	Management contract or compensation plan arrangement.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Continuing Operations:	Balance at Beginning of Period	Charges to Cost and Expense		(Deductions)		Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts	$11.3	$6.1	(a)	$(1.3)	(b)	$16.1
Provision for inventory obsolescence	2.0	2.0	(c)	(1.4)	(d)	2.6
Valuation allowance for deferred tax assets	2.0	0.2	(e)	(2.1)	(f)	0.1
Total	$15.3	$8.3		$(4.8)		$18.8
Year ended December 31, 2012
Allowance for doubtful accounts	$7.7	$6.9	(a)	$(3.3)	(b)	$11.3
Provision for inventory obsolescence	2.2	2.3	(c)	(2.5)	(d)	2.0
Valuation allowance for deferred tax assets	2.8	0.5	(e)	(1.3)	(f)	2.0
Total	$12.7	$9.7		$(7.1)		$15.3
Year ended December 31, 2011
Allowance for doubtful accounts	$8.4	$2.0	(a)	$(2.7)	(b)	$7.7
Provision for inventory obsolescence	0.4	3.1	(c)	(1.3)	(d)	2.2
Valuation allowance for deferred tax assets	5.6	0.4	(e)	(3.2)	(f)	2.8
Total	$14.4	$5.5		$(7.2)		$12.7

(a)	Provision for doubtful accounts.

(b)	Write-offs and reversals of uncollectible accounts.

(c)	Provision for inventory obsolescence.

(d)	Inventory write-offs.

(e)	Increase in the foreign tax loss carryforward.

(f)	Utilization of tax loss carryforwards and other tax benefits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 27, 2014.

MASTEC, INC.

/s/ JOSE R. MAS
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2014.

/s/ JORGE MAS	Chairman of the Board of Directors
Jorge Mas

/s/ JOSE R. MAS	Chief Executive Officer and Director
Jose R. Mas	(Principal Executive Officer)

/s/ GEORGE L. PITA	Chief Financial Officer
George L. Pita	(Principal Financial and Accounting Officer)

/s/ ERNST N. CSISZAR	Director
Ernst N. Csiszar

/s/ ROBERT J. DWYER	Director
Robert J. Dwyer

/s/ JOHN VAN HEUVELEN	Director
John Van Heuvelen

/s/ FRANK E. JAUMOT	Director
Frank E. Jaumot

/s/ JULIA L. JOHNSON	Director
Julia L. Johnson

/s/ DANIEL A. RESTREPO	Director
Daniel A. Restrepo

/s/ JOSE S. SORZANO	Director
Jose S. Sorzano

Exhibit Index

Exhibits	Description (1)
2.2
Membership Interest Purchase Agreement, dated May 24, 2012, by and among MasTec North America, Inc., DirectStar TV, LLC, Red Ventures, LLC and the other parties thereto, filed as Exhibit 2.2 to our Annual Report on Form 10-K filed with the SEC on February 28, 2013 and incorporated by reference herein.

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

4.1	Form of 4.0% Senior Convertible Note due 2014 filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.
4.2
Indenture, dated June 5, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.3
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

4.5
Second Supplemental Indenture, dated November 10, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 10, 2009 and incorporated by reference herein.

4.6
Form of 4.00% Senior Convertible Note due 2014, incorporated by reference to Exhibit A to the Third Supplemental Indenture filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.7
Third Supplemental Indenture, dated January 11, 2011, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.8
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

4.10
Fifth Supplemental Indenture, dated as of March 18, 2013, by and among MasTec, Inc., MasTec, Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on March 18, 2013 and incorporated by reference herein.

4.11*	Sixth Supplemental Indenture, dated as of September 30, 2013, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
4.12*	Seventh Supplemental Indenture, dated as of November 11, 2013, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
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
10.9+
Deferred Bonus Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009 filed as Exhibit 10.71 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.10+
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

10.12
Purchase Agreement, dated November 3, 2009, by and among MasTec, Inc., Precision Acquisition, LLC, Precision Pipeline LLC, Precision Transport Company, LLC, PPL Management, Inc., Michael Daniel Murphy, Steven R. Rooney, Angela D. Murphy and Karen K. Rooney filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 4, 2009 and incorporated by reference herein.

10.13+
Employment Agreement executed on January 26, 2010 between MasTec, Inc. and Robert Apple filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.14
Fourth Amendment to Asset Purchase Agreement, by and among NSORO, LLC, NSORO MasTec, LLC, and Darrell J. Mays Filed as Exhibit 10.43 to our Annual Report in Form 10-K filed with the SEC on February 23, 2011 and incorporated by reference herein.

10.15+	MasTec, Inc. 2011 Employee Stock Purchase Plan filed as Annex A to Schedule 14A filed with the SEC on March 23, 2011 and incorporated by reference herein.
10.16
Agreement and Plan of Merger, dated as of November 16, 2010, by and among MasTec, Inc., EC Source Services, LLC and the other parties thereto, filed as Exhibit 10.44 to our Quarterly Report Form 10-Q filed with the SEC on May 4, 2011 and incorporated by reference herein.

10.17+
Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan filed as Exhibit 10.1 to our Quarterly Report filed with the SEC on August 3, 2011 and incorporated herein by reference.

10.18+
Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan for Non-Employees filed as Exhibit 10.2 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.

10.19+	Amendment to the MasTec, Inc. 2011 Employee Stock Purchase Plan, filed as Exhibit 10.4 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.
10.20
Third Amended and Restated Credit Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto, filed as Exhibit 10.29 to our Annual Report on Form 10-K/A, filed on June 22, 2012, and incorporated herein by reference.

10.21
Consolidated, Amended and Restated Subsidiary Guaranty Agreement, dated as of August 22, 2011, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.22
Security Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.23
Fourth Amended, Restated and Consolidated Pledge Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.24
Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated September 8, 2011 filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2011 and incorporated herein by reference.

10.25	MasTec, Inc. Annual Incentive Plan for Executive Officers Plan, filed with the SEC on March 29, 2012 as Annex A to our Definitive Proxy Statement on Schedule 14A, and incorporated herein by reference.
10.26
Separation Agreement, dated December 31, 2012, by and between MasTec, Inc. and Ray Harris, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the with the SEC on January 4, 2013 and incorporated herein by reference.

10.27+
Employment Agreement, dated April 18, 2007, by and between MasTec, Inc. and Jose R. Mas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 20, 2007 and incorporated herein by reference.

10.28+
Employment Agreement, dated as of January 1, 2008, by and between MasTec, Inc. and Alberto de Cardenas, filed as Exhibit 10.53 to our Annual Report on Form 10-K filed with the SEC on February 28, 2008 and incorporated by reference herein.

10.29+
Split-Dollar Agreement, dated as of October 16, 2013, by and among MasTec, Inc., Jorge Mas, and Jose Ramon Mas and Juan Carlos Mas, as Trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 31, 2013 and incorporated by reference herein.

10.30*
Amendment No. 1 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty, dated as of October 29, 2013, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors party thereto.

10.31+	MasTec, Inc. Bargaining Units ESPP, filed with the SEC on April 10, 2013 as Annex A to our Definitive Proxy Statement on Schedule 14A and incorporated by reference herein.
10.32+	MasTec, Inc. 2013 Incentive Compensation Plan, filed with the SEC on April 10, 2013 as Annex B to our Definitive Proxy Statement on Schedule 14A and incorporated by reference herein.
10.33+*	Form of Employee Stock Option Agreement for Awards under the MasTec, Inc. 2013 Incentive Compensation Plan.
10.34+*	Form of Employee Restricted Stock Agreement for Awards under the MasTec, Inc. 2013 Incentive Compensation Plan.
10.35+*	Form of Non-Employee Stock Option Agreement for Awards under the MasTec, Inc. 2013 Incentive Compensation Plan.
10.36+*	Form of Non-Employee Restricted Stock Agreement for Awards under the MasTec, Inc. 2013 Incentive Compensation Plan.
10.37+
Amended and Restated Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated January 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

10.38+
Employment Agreement by and between MasTec, Inc. and George Pita, dated January 23, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21*	Subsidiaries of MasTec, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Valuation Firm.
31.1*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

(1)	SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.

*	Filed herewith.

+	Management contract or compensation plan arrangement.