Form 10-Q
period 2014-03-31
MASTEC INC
filed 2014-05-01
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Commission File Number 001-08106
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
    Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of April 28, 2014, MasTec, Inc. had 77,556,250 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC
FORM 10-Q
QUARTER ENDED MARCH 31, 2014

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
Revenue	$964,029	$918,648
Costs of revenue, excluding depreciation and amortization	841,054	791,499
Depreciation and amortization	33,494	31,753
General and administrative expenses	53,327	48,885
Interest expense, net	12,003	10,045
Loss on extinguishment of debt	—	5,624
Other income, net	(1,955)	(826)
Income from continuing operations before income taxes	$26,106	$31,668
Provision for income taxes	(9,916)	(12,348)
Net income from continuing operations	$16,190	$19,320
Discontinued operations:
Net loss from discontinued operations (See Note 4)	$(122)	$(947)
Net income	$16,068	$18,373
Net income attributable to non-controlling interests	45	3
Net income attributable to MasTec, Inc.	$16,023	$18,370
Earnings per share: (See Note 2)
Basic earnings (loss) per share:
Continuing operations	$0.21	$0.25
Discontinued operations	(0.00)	(0.01)
Total basic earnings per share (a)	$0.21	$0.24
Basic weighted average common shares outstanding	77,345	76,608
Diluted earnings (loss) per share:
Continuing operations	$0.19	$0.23
Discontinued operations	(0.00)	(0.01)
Total diluted earnings per share (a)	$0.19	$0.22
Diluted weighted average common shares outstanding	86,622	84,094

(a)	Earnings per share calculations may contain slight summation differences due to rounding.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income	$16,068	$18,373
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax (See Note 13)	(5,335)	(824)
Changes in value of available-for-sale securities, net of tax (See Note 13)	—	221
Other comprehensive loss	$(5,335)	$(603)
Comprehensive income	$10,733	$17,770
Comprehensive income attributable to non-controlling interests	45	3
Comprehensive income attributable to MasTec, Inc.	$10,688	$17,767

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$9,261	$22,927
Accounts receivable, net of allowance	1,195,603	1,134,577
Inventories, net	89,146	70,185
Prepaid expenses and other current assets, including discontinued operations (See Note 4)	63,926	78,534
Total current assets	$1,357,936	$1,306,223
Property and equipment, net	509,585	488,132
Goodwill	912,885	900,454
Other intangible assets, net	171,562	165,606
Other long-term assets, including discontinued operations (See Note 4)	61,439	60,552
Total assets	$3,013,407	$2,920,967
Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$52,949	$51,376
Accounts payable	440,152	424,917
Accrued salaries and wages	68,055	66,455
Other accrued expenses	60,581	71,448
Acquisition-related contingent consideration, current	64,694	64,747
Billings in excess of costs and earnings	109,370	121,641
Other current liabilities, including discontinued operations (See Note 4)	24,588	26,162
Total current liabilities	$820,389	$826,746
Acquisition-related contingent consideration, net of current portion	119,756	112,370
Long-term debt	841,335	765,425
Long-term deferred tax liabilities, net	154,151	155,012
Other liabilities	40,929	40,357
Total liabilities	$1,976,560	$1,899,910
Commitments and contingencies (See Note 16)
Equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued shares - 86,993,988 and 86,725,372 as of March 31, 2014 and December 31, 2013, respectively	8,700	8,672
Capital surplus	827,863	822,836
Contributed shares (See Note 11)	6,002	6,002
Retained earnings	357,887	341,864
Accumulated other comprehensive loss	(18,621)	(13,286)
Treasury stock, at cost; 9,467,286 shares as of both March 31, 2014 and December 31, 2013	(150,000)	(150,000)
Total MasTec, Inc. shareholders’ equity	$1,031,831	$1,016,088
Non-controlling interests	$5,016	$4,969
Total equity	$1,036,847	$1,021,057
Total liabilities and equity	$3,013,407	$2,920,967

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$16,068	$18,373
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	33,494	31,753
Non-cash interest expense, including write-off of deferred financing costs on redeemed debt	2,362	3,747
Non-cash stock-based compensation expense	3,260	2,357
Excess tax benefit from stock-based compensation	(3,246)	(903)
Provision for deferred income taxes	3,281	(3,626)
Provision for losses on construction projects, net	108	(252)
Provision for losses on operating assets	623	3,584
(Gains) losses on sales of assets	(1,622)	(683)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(43,440)	(28,497)
Inventories	(13,313)	12,167
Other assets, current and non-current portion	9,034	6,978
Accounts payable and accrued expenses	(14,683)	(4,844)
Billings in excess of costs and earnings	(12,247)	(19,596)
Book overdrafts	1,266	(5,970)
Other liabilities, current and non-current portion	(1,339)	11,542
Net cash (used in) provided by operating activities	$(20,394)	$26,130
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	(23,831)	(4,653)
Capital expenditures	(35,554)	(25,851)
Proceeds from sale of property and equipment	3,373	3,411
Payments for other investments	(1,098)	—
Net cash used in investing activities	$(57,110)	$(27,093)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility	233,872	231,600
Repayments of credit facility	(157,349)	(365,600)
Proceeds from issuance of senior notes	—	400,000
Repayment of senior notes	—	(150,000)
Repayments of other borrowings	(2,830)	(11,429)
Payments of capital lease obligations	(10,956)	(7,692)
Payments of tax withholdings and proceeds from stock-based awards, net	(1,451)	2,554
Excess tax benefit from stock-based compensation	3,246	903
Payments of acquisition-related contingent consideration	—	(5,003)
Payments of financing costs, including call premiums on extinguishment of debt	(218)	(10,968)
Net cash provided by financing activities	$64,314	$84,365
Net (decrease) increase in cash and cash equivalents	(13,190)	83,402
Net effect of currency translation on cash	(476)	(60)
Cash and cash equivalents - beginning of period	22,927	26,767
Cash and cash equivalents - end of period	$9,261	$110,109
Cash and cash equivalents of discontinued operations	$—	$862
Cash and cash equivalents of continuing operations	$9,261	$109,247

Supplemental cash flow information:
Interest paid	$12,430	$10,720
Income taxes paid, net of refunds	$11,928	$8,245
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$8,240	$23,002
Equipment acquired under financing arrangements	$5,780	$14,569
Value of acquisition-related contingent consideration	$8,700	$—
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, such as: petroleum and natural gas pipeline infrastructure; wireless, wireline and satellite communications; electrical utility transmission and distribution; power generation; and industrial infrastructure. MasTec’s customers are in these industries. MasTec reports its results in five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial; and (5) Other. See Note 15 - Segments and Related Information.
Basis of Presentation
The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013 contained in the Company’s most recent Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading.
Principles of Consolidation
The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income. The Company’s investments in entities in which the Company does not have a controlling interest, but has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as long-term assets in the condensed unaudited consolidated balance sheets. Income or loss from these investments is recorded in other income or expense, net, in the condensed unaudited consolidated statements of operations. The cost method is used for investments in entities in which the Company does not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange prevailing during the applicable period. Gains or losses resulting from transactions executed in a foreign currency are included in other income or expense, net. The Company does not currently have any subsidiaries that operate in highly inflationary environments. The results of operations and financial position of any discontinued operations are aggregated and presented separately from the Company's continuing operations in the condensed unaudited consolidated financial statements for all periods presented.
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
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon evidence such as engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of March 31, 2014 and December 31, 2013, the Company had approximately $163 million and $79 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being negotiated in the normal course of business, including arbitration and other proceedings. These contract price adjustments represent management's best estimate of additional contract revenues that have been earned and that management believes are probable of collection. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts, which are primarily expected to be billed and collected within one year. The $84 million increase in change orders and/or claims since December 31, 2013 is primarily due to a project in our Oil and Gas segment, which amounts have been approved in principle subsequent to March 31, 2014.
Except for adoption of the accounting pronouncement discussed below, there have been no material changes to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
New Accounting Pronouncements
Accounting Standards Not Yet Adopted
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Only disposals of components of an entity representing a strategic shift that has, or will have, a major effect on an entity’s operations and financial results should be reported as discontinued operations under ASU 2014-08. Examples include a disposal of a major geographical area, a major line of business, or a major equity method investment. ASU 2014-08 also requires expanded disclosures about discontinued operations and requires disclosures about individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. The Company is currently evaluating the potential impact of this ASU on its condensed unaudited consolidated financial statements.
Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”).  ASU 2013-11 provides guidance on the presentation in the financial statements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, and explains that unrecognized tax benefits should be presented as a reduction to deferred tax assets for net operating loss carryforwards, similar tax losses or tax credit carryforwards. To the extent a net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company adopted ASU 2013-11 as of January 1, 2014. The adoption of this ASU did not have a material impact on the condensed unaudited consolidated financial statements.

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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net income attributable to MasTec:
Net income, continuing operations - basic (a)	$16,145	$19,317
Interest expense, net of tax, 2009 Convertible Notes	78	77
Net income, continuing operations - diluted	$16,223	$19,394
Net loss from discontinued operations - basic and diluted (a)	(122)	(947)
Net income attributable to MasTec - diluted	$16,101	$18,447
Weighted average shares outstanding:
Weighted average shares outstanding - basic	77,345	76,608
Dilutive common stock equivalents	850	785
Dilutive premium shares, 2011 Convertible Notes	7,621	5,895
Dilutive shares, 2009 Convertible Notes	806	806
Weighted average shares outstanding - diluted	86,622	84,094

(a)	Calculated as total net income less amounts attributable to non-controlling interests.
Outstanding Convertibles Notes - Diluted Share Impact
The Company has $215 million aggregate principal amount of senior convertible notes outstanding, composed of $202.3 million of senior convertible notes issued in 2011 (the “2011 Convertible Notes”) and approximately $12.6 million of senior convertible notes issued in 2009 (the “2009 Convertible Notes”). Dilutive shares associated with the 2009 Convertible Notes are attributable to the underlying principal amounts. The number of common shares issuable upon conversion of the Company’s 2009 Convertible Notes is reflected in the calculation of weighted average diluted earnings per share for the corresponding periods by application of the “if-converted” method to the extent its effect on the computation of earnings per share from continuing operations is dilutive. Under the “if-converted” method, net income from continuing operations is adjusted to add back the after-tax amount of interest recognized for the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to the number of weighted average shares outstanding. Due to the optional cash settlement feature of the 2011 Convertible Notes and the Company's intent to settle the principal amount of such notes in cash, the conversion shares underlying the outstanding principal amount of the 2011 Convertible Notes, totaling approximately 13.0 million shares, are not required to be included in the Company's diluted share count. If, however, the average price per share of the Company's common stock exceeds the respective conversion prices of the 2011 Convertible Notes, then the resulting premium is translated into shares, referred to as “premium shares,” the number of which is required to be included in the Company's diluted share count. The number of premium shares included in our diluted share count varies with fluctuations in our share price. Higher share prices result in a greater number of premium shares. The Company’s weighted average share price for the three month periods ended March 31, 2014 and 2013 exceeded the conversion prices of the 2011 Convertible Notes, and as a result, dilutive premium shares have been included in the Company's share count for the corresponding periods.

The 2011 Convertible Notes consist of $105.3 million principal amount of 4.0% senior convertible notes, convertible at $15.76 per share (the “2011 4.0% Notes”), and $97.0 million principal amount of 4.25% senior convertible notes, convertible at $15.48 per share (the “2011 4.25% Notes”). The calculations underlying the number of premium shares included in the Company’s diluted share count for the periods indicated are as follows (in thousands, except per share amounts):

	As of and for the Three Months Ended March 31,
	2014		2013
Premium Share Information:	2011 4.0% Notes	2011 4.25% Notes	2011 4.0% Notes	2011 4.25% Notes
Number of conversion shares, principal amount	6,683	6,268	6,683	6,268
Weighted average actual per share price	$37.96	$37.96	$28.68	$28.68
Weighted average premium value	$148,360	$140,925	$86,316	$82,735
Weighted average equivalent premium shares	3,909	3,712	3,010	2,885
Diluted Shares, Other Information
For the three month period ended March 31, 2014, a total of 61,226 weighted average anti-dilutive common stock equivalents were not included in the Company's diluted earnings per share calculations. There were no anti-dilutive common stock equivalents for the three month period ended March 31, 2013.

Note 3 – Acquisitions
Allocations of purchase prices for acquisitions are based on estimates of the fair value of consideration paid and of the net assets acquired and are subject to adjustment upon finalization of these fair value estimates. The Company acquired several businesses during 2013 and 2014, as discussed below and in Note 3 - Acquisitions in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014, the allocations of purchase price to the fair values of tangible and intangible assets and liabilities, including the estimated values of contingent earn-out obligations and the estimated useful lives of acquired assets for these acquisitions are provisional and remain preliminary. Management continues to assess the valuation of these items and any ultimate purchase price adjustments that may result based on the final net assets and net working capital of the acquired businesses, as prescribed in the corresponding purchase agreements.
The Company will revise its preliminary allocations for acquired businesses if new information is obtained about the facts and circumstances existing as of the date of acquisition, or for purchase price adjustments based on the final net assets and net working capital of the acquired businesses, as prescribed in the applicable purchase agreement. Such adjustments result in the recognition of, or adjust the fair values of, acquired assets and assumed liabilities, which results in the revision of comparative prior period financial information. These measurement period adjustments are presented as if the adjustments had been taken into account as of the date of acquisition. All changes that do not qualify as measurement period adjustments are included in current period results. See table below pertaining to measurement period adjustments associated with the Company's 2013 acquisitions.
2014 Acquisitions
Effective January 1, 2014, MasTec acquired a telecommunications services firm that specializes in the engineering, installation, furnishing and integration of telecommunications equipment for an aggregate purchase price composed of approximately $23.8 million in cash and a five year earn-out, valued at $8.7 million as of the date of acquisition. This company is included in MasTec's Communications segment.
2013 Acquisitions
Big Country
Effective May 1, 2013, MasTec acquired all of the issued and outstanding interests of Big Country Energy Services, Inc. and its affiliated operating companies (collectively, "Big Country"). Big Country is a North American oil and gas pipeline and facility construction services company, headquartered in Calgary, Alberta, Canada.
Other 2013 Acquisitions
Effective April 1, 2013, MasTec acquired a former subcontractor to its wireless business, which provides self-perform communications tower construction, installation, maintenance and other services in support of telecommunications infrastructure construction in the Company's Communications segment. In addition, effective August 1, 2013, MasTec acquired an electrical transmission services company, which focuses primarily on substation construction activities and is included within the Company's Electrical Transmission segment.

Measurement Period Adjustments
Measurement period adjustments associated with the Company's 2013 acquisitions have been reflected in the Company's December 31, 2013 consolidated balance sheet as follows (in millions):

As of December 31, 2013	As Previously Reported	Measurement Period Adjustments	As Revised
Current assets	$1,306.0	$0.2	$1,306.2
Goodwill	$899.4	$1.1	$900.5
Current liabilities	$825.5	$1.2	$826.7
Long-term deferred tax liabilities, net	$154.9	$0.1	$155.0

Unaudited Pro Forma Information
The following unaudited supplemental pro forma financial information includes the results of operations of each of the companies acquired in 2014 and 2013 and is presented as if the acquired companies had been consolidated as of the beginning of the year immediately preceding the date of acquisition. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only. The unaudited supplemental pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond MasTec’s control.
The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of MasTec to include the historical results of the acquired businesses described above. The unaudited supplemental pro forma combined historical results were then adjusted (i) to remove one-time acquisition costs; (ii) to increase amortization expense resulting from the incremental intangible assets acquired in such acquisitions; (iii) to increase interest expense as a result of the cash consideration paid; and (iv) to reduce interest expense from the repayment of acquired debt. The unaudited supplemental pro forma financial information does not include any adjustments to reflect the impact of cost savings or other synergies that may result from these acquisitions. As noted above, the unaudited supplemental pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future.

	For the Three Months Ended March 31,
	2014	2013

Pro forma financial information:	(unaudited, in millions)
Revenue	$964.0	$1,029.1
Net income from continuing operations	$16.2	$24.1

Results of Businesses Acquired
Revenues and net income resulting from the year over year incremental impact of acquired businesses, which are included within the Company's consolidated results of operations for the years indicated, are as follows (in millions):

	For the Three Months Ended March 31,
	2014	2013

Year over year impact of acquired businesses:	(unaudited, in millions)
Revenue	$119.8	$43.1
Net income from continuing operations	$1.0	$1.8
The above results do not include acquisition costs of $0.2 million and $0.4 million for the three month periods ended March 31, 2014 and March 31, 2013, respectively. The above results also do not include interest expense associated with consideration paid for these acquisitions.

Note 4 – Discontinued Operations
Globetec
In 2012, the Company's board of directors approved a plan of sale for its Globetec business. Accordingly, Globetec's projects and assets are reflected as assets and liabilities of discontinued operations in the condensed unaudited consolidated balance sheets for all periods presented, and Globetec's results of operations are presented as discontinued operations in the condensed unaudited consolidated statements of operations for all periods presented. Effective August 31, 2013, the Company sold all of its membership interests in Globetec for nominal consideration and retained certain contingent assets and liabilities. Additionally, the Company has $15.9 million of outstanding surety bonds associated with Globetec as of March 31, 2014 for projects that Globetec has either completed or expects to complete in 2014. The expected cost to complete these projects was estimated to be $0.5 million as of March 31, 2014. The Company believes that there was an insignificant amount at risk under these surety bonds as of March 31, 2014. The Company is not obligated and does not intend to support Globetec in the future.
The following table contains a summary of the contingent assets and liabilities associated with Globetec that were retained by the Company as of March 31, 2014 and as of December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Current assets	$3.4	$2.3
Long-term assets	10.1	10.1
Assets of discontinued operations	$13.5	$12.4
Current liabilities of discontinued operations	$1.3	$1.2
The following table presents results from discontinued operations associated with the Globetec operation for the periods indicated (in millions):

For the Three Months Ended March 31, 2013
Revenue	$6.3
Loss from operations, before tax	(1.2)
Benefit from income taxes	0.3
Net loss from discontinued operations	$(0.9)

Note 5 - Goodwill and Other Intangible Assets
The following table provides a reconciliation of changes in goodwill by reportable segment (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Balance as of December 31, 2013	$327.9	$305.2	$149.8	$117.6	$900.5
Additions from new business combinations	14.5	—	—	—	14.5
Currency translation adjustments	—	(2.1)	—	—	(2.1)
Balance as of March 31, 2014	$342.4	$303.1	$149.8	$117.6	$912.9
The following table provides a reconciliation of changes in other intangible assets (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross carrying amount as of December 31, 2013	$34.8	$59.4	$128.4	$22.5	$245.1
Accumulated amortization			$(67.7)	$(11.8)	$(79.5)
Other intangible assets, net, as of December 31, 2013	$34.8	$59.4	$60.7	$10.7	$165.6
Additions from new business combinations	—	—	11.7	0.3	12.0
Amortization expense			(4.2)	(0.4)	(4.6)
Currency translation adjustments	—	(1.1)	(0.2)	(0.1)	(1.4)
Other intangible assets, net, as of March 31, 2014	$34.8	$58.3	$68.0	$10.5	$171.6
(a) Consists principally of trade names and non-compete agreements.
Amortization expense associated with intangible assets for the three month periods ended March 31, 2014 and 2013 totaled $4.6 million and $4.2 million, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2014, the Company held certain assets and liabilities required to be measured at fair value on a recurring basis. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of the dates indicated (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of March 31, 2014	Level 1	Level 2	Level 3
Assets
Life insurance surrender values	$5.5	$5.5
Liabilities
Acquisition-related contingent consideration	$170.3			$170.3

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Assets
Life insurance surrender values	$5.3	$5.3
Liabilities
Acquisition-related contingent consideration	$162.9			$162.9
Life Insurance Surrender Values. Cash surrender values of life insurance policies are based on current cash surrender values as quoted by insurance carriers. Life insurance policies support the Company’s deferred compensation plan assets and certain of its split dollar agreements.
Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration presented in the table above represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after January 1, 2009, in accordance with U.S. GAAP. The fair value of such acquisition-related contingent consideration is based on management’s estimates and entity-specific assumptions and is evaluated on an on-going basis. Additions to acquisition-related contingent consideration totaled $8.7 million for the three month period ended March 31, 2014. There were no additions for the three month period ended March 31, 2013. The Company made no payments in connection with acquisition-related contingent consideration obligations measured at fair value on a recurring basis for the three months ended March 31, 2014. The Company paid approximately $0.6 million for the three month period ended March 31, 2013. Foreign currency translation gains included in other comprehensive income totaled $1.4 million and $0.4 million for the three month periods ended March 31, 2014 and 2013, respectively.

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

Carrying amounts and estimated fair values of selected financial instruments measured on a non-recurring basis as of the dates indicated were as follows (in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes	$400.0	$390.5	$400.0	$380.0
2009 Convertible Notes	$12.6	$35.0	$12.6	$26.6
2011 Convertible Notes	$199.7	$563.2	$198.3	$428.3
The estimated fair values of the Company’s 4.875% Senior Notes, 2009 Convertible Notes and 2011 Convertible Notes are based on quoted market prices, a Level 1 input.

Note 7 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	March 31, 2014	December 31, 2013
Contract billings	$627.1	$606.5
Retainage	135.6	159.3
Costs and earnings in excess of billings	448.6	384.6
Accounts receivable, gross	$1,211.3	$1,150.4
Less allowance for doubtful accounts	(15.7)	(15.8)
Accounts receivable, net	$1,195.6	$1,134.6

Provisions for doubtful accounts were $0.6 million and $3.3 million, respectively, for the three month periods ended March 31, 2014 and March 31, 2013.

Note 8 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	March 31, 2014	December 31, 2013
Land	$4.6	$4.8
Buildings and leasehold improvements	17.6	18.0
Machinery and equipment	752.2	727.1
Office furniture and equipment	108.0	102.5
Construction in progress	16.9	11.0
Total property and equipment	$899.3	$863.4
Less accumulated depreciation and amortization	(389.7)	(375.3)
Property and equipment, net	$509.6	$488.1
Depreciation and amortization expense associated with property and equipment for the three month periods ended March 31, 2014 and 2013 totaled $28.9 million and $27.6 million, respectively.

Note 9 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	March 31, 2014	December 31, 2013
Credit facility	October 29, 2018	$128.6	$53.0
4.875% senior notes	March 15, 2023	400.0	400.0
2011 4.0% senior convertible notes	June 15, 2014	104.6	103.8
2011 4.25% senior convertible notes	December 15, 2014	95.1	94.5
2009 4.0% senior convertible notes	June 15, 2014	9.6	9.6
2009 4.25% senior convertible notes	December 15, 2014	3.0	3.0
Capital lease obligations, weighted average interest rate of 2.9%	In installments through March 30, 2020	123.2	126.0
Notes payable for equipment, weighted average interest rate of 3.0%	In installments through May 1, 2018	30.1	26.9
Total debt		$894.2	$816.8
Less current maturities		(52.9)	(51.4)
Long-term debt		$841.3	$765.4

Credit Facility
The Company has a senior secured credit facility, referred to as the 2013 Credit Facility. The 2013 Credit Facility matures on October 29, 2018 and has a maximum available borrowing capacity of $750 million, of which up to $100 million may be borrowed in Canadian dollars. As of March 31, 2014 and December 31, 2013, the Company had outstanding revolving loans under the 2013 Credit Facility of $128.6 million and $53.0 million, respectively, which accrued interest at a weighted average rate of approximately 2.08% and 2.14% per annum, respectively. Letters of credit of approximately $134.7 million and $134.8 million were outstanding as of March 31, 2014 and December 31, 2013, respectively. The remaining borrowing capacity of $486.8 million and $562.1 million as of March 31, 2014 and December 31, 2013, respectively, was available for revolving loans, or up to $315.3 million and $315.2 million, respectively, of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of March 31, 2014 and December 31, 2013, interest on outstanding letters of credit accrued at 0.75% per annum for performance standby letters of credit and at 1.50% per annum for financial standby letters of credit. The unused facility fee was 0.30% as of both March 31, 2014 and December 31, 2013. The 2013 Credit Facility is guaranteed by certain subsidiaries of the Company.
For additional information regarding the Company's 2013 Credit Facility see Note 9 - Debt in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.
Senior Convertible Notes
Unamortized debt discount and financing costs associated with the Company's 2011 Convertible Notes totaled $2.7 million and $4.0 million as of March 31, 2014 and December 31, 2013, respectively. The 4.0% senior convertible notes mature in June 2014 and the 4.25% senior convertible notes mature in December 2014. The Company expects to refinance the $215.0 million principal amount of its senior convertible notes on a long-term basis either through its 2013 Credit Facility or through other sources of available funding and, therefore, has reflected the carrying amounts of these notes within long-term debt in the Company's condensed unaudited consolidated balance sheets.
For additional information regarding the Company's senior convertible notes, see Note 9 - Debt in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.
Debt Guarantees and Covenants
The Company’s 4.875% Senior Notes, 2011 Convertible Notes and 2009 Convertible Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the 2013 Credit Facility or other outstanding indebtedness. See Note 18 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information.
MasTec was in compliance with all provisions and covenants pertaining to its outstanding debt instruments as of March 31, 2014 and December 31, 2013.
Interest Expense, Net
The following table provides details of interest expense, net, for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2014	2013
Interest expense:
Contractual and other interest expense	$9.7	$7.9
Accretion of senior convertible note discount	1.4	1.3
Amortization of deferred financing costs	0.9	0.9
Total interest expense	$12.0	$10.1
Interest income	0.0	(0.1)
Interest expense, net	$12.0	$10.0

Note 10 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide financing for machinery and equipment, which expire on various dates. The gross amount of assets held under capital leases as of March 31, 2014 and December 31, 2013 totaled $207.8 million and $199.6 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $144.1 million and $141.3 million as of March 31, 2014 and December 31, 2013, respectively.

Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. Rent expense relating to operating leases that have non-cancelable terms in excess of one year was approximately $15.5 million and $11.9 million for the three month periods ended March 31, 2014 and 2013, respectively. The Company also incurred expenses relating to facilities, vehicles and equipment having original terms of one year or less of approximately $48.4 million and $36.9 million for the three month periods ended March 31, 2014 and 2013, respectively.
Note 11 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has certain stock-based compensation plans, under which stock options and restricted share awards are available for issuance or outstanding. Under stock-based compensation plans in effect as of March 31, 2014, there were a total of 6,243,047 shares available for grant or issuance.
Restricted Share Awards
MasTec grants restricted share awards, which are valued based on the market price of MasTec common stock on the date of grant. Total unearned compensation related to restricted share awards as of March 31, 2014 was approximately $24.3 million, which is expected to be recognized over a weighted average period of approximately 1.6 years. The total intrinsic value, or fair value, of restricted share awards that vested, which is based on the market price on the date of vesting, was $5.9 million and $0.7 million for the three month periods ended March 31, 2014 and 2013.

Activity, restricted share awards:	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2013	1,123,545	$23.78
Granted	326,442	41.39
Vested	(141,138)	19.41
Canceled/forfeited	(13,450)	16.05
Non-vested restricted shares, as of March 31, 2014	1,295,399	$28.77
Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. All outstanding stock options are fully vested.

Activity, stock options:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (a) (in millions)
Options outstanding as of December 31, 2013	495,571	$11.17	1.96	$10.7
Exercised	(200,900)	9.77
Canceled/forfeited	—	—
Options outstanding as of March 31, 2014	294,671	$12.13	2.04	$9.2
Options exercisable as of March 31, 2014	294,671	$12.13	2.04	$9.2

(a)
Amount represents the difference between the exercise price and the market price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during the three month periods ended March 31, 2014 and 2013, which is based on the difference between the exercise price and the market price of the Company’s stock at the date of exercise, was $6.3 million and $3.5 million, respectively. Proceeds from options exercised during the three month periods ended March 31, 2014 and 2013 totaled $0.6 million and $1.9 million, respectively.
Employee Stock Purchase Plans
The Company's employee stock purchase plans allow qualified employees to purchase MasTec, Inc. common stock at 85% of the fair market value of the common stock at the lower of (i) the date of commencement of the offering period or (ii) the last day of the exercise period, as defined in the plan documents. The fair value of purchases under the Company's employee stock purchase plans is estimated using the Black-Scholes option-pricing valuation model.

	Three Months Ended March 31,
Activity, employee stock purchase plan:	2014	2013
Cash proceeds (in millions)	$0.8	$0.9
Common shares issued	26,968	67,556
Weighted average price per share	$27.81	$13.19
Weighted average grant date fair value per share	$6.59	$5.00
Stock-Based Compensation Expense and Tax Benefits
Details of stock based compensation expense, which is included within general and administrative expense in the condensed unaudited consolidated statement of operations, and related tax benefits for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense	$3.3	$2.4
Income Tax Effects:
Income tax benefit from stock-based compensation	$4.5	$1.5
Excess tax benefit from stock-based compensation (a)	$3.2	$0.9

(a)
Excess tax benefits, which represent cash flows from tax deductions in excess of the recorded tax effect of compensation expense recognized for stock options exercised and vested restricted shares, are classified as financing cash flows in the Company’s condensed unaudited consolidated statements of cash flows.

Note 12 – Other Retirement Plans
Multi-Employer Plans. Certain of MasTec’s subsidiaries contribute amounts to multi-employer pension and other multi-employer benefit plans and trusts. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multi-employer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects. Total contributions to multi-employer plans, and the related number of employees covered by these plans, for the periods indicated ranged as follows:

	Multi-Employer Plans
	Covered Employees		Contributions (in millions)
For the Three Months Ended March 31,	Low	High	Pension	Post-Retirement Benefit	Total
2014	1,098	1,308	$7.8	$0.5	$8.3
2013	778	1,149	$8.3	$0.8	$9.1

Note 13 – Equity
The following is a summary of share activity for the period indicated:

Share Activity (in thousands):	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2013	77,258	9,467
Shares issued for stock option exercises	201
Shares issued for restricted stock awards	141
Other shares issued, net of shares withheld for taxes	(73)
Balance as of March 31, 2014	77,527	9,467

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the periods indicated are as follows (in thousands):

	For the Three Months Ended March 31,
	2014			2013
	Unrealized (Losses) Gains
	Foreign Currency	Available-for-Sale Securities	Total	Foreign Currency	Available-for-Sale Securities	Total
Balance as of January 1	$(7,998)	$(5,288)	$(13,286)	$(105)	$(5,396)	$(5,501)
Activity before reclassifications, net of tax	(5,335)	—	(5,335)	(824)	221	(603)
Reclassifications, net of tax	—	—	—	—	—	—
Activity, net of tax	(5,335)	—	(5,335)	(824)	221	(603)
Balance as of March 31	$(13,333)	$(5,288)	$(18,621)	$(929)	$(5,175)	$(6,104)
Foreign currency activity is primarily related to the Company's Canadian operations. The Company's Canadian presence has grown in recent years due to acquisitions. See Note 3 - Acquisitions.

Note 14 - Income Taxes
The Company’s consolidated tax rates on income from continuing operations for the three month periods ended March 31, 2014 and 2013 were 38.0% and 39.0%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter(s) in which they occur.
As of March 31, 2014, the Company had $12.7 million of current deferred tax assets, net, and $154.2 million of long-term deferred tax liabilities, net. As of December 31, 2013, current deferred tax assets, net, totaled $16.3 million and long-term deferred tax liabilities, net, totaled $155.0 million.

Note 15 - Segments and Related Information
Segment Discussion
MasTec presents its continuing operations in five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for MasTec's labor-based construction services. All five reportable segments derive their revenues from the engineering, installation and maintenance of infrastructure, primarily in North America.

The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline communications and install to the home, and to a lesser extent, infrastructure for electrical utilities. MasTec performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves the energy and utility end markets and other end markets through the installation and construction of renewable power facilities, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other segment primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.

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

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated continuing operations financial information for total MasTec in the following tables (in millions):

	For the Three Months Ended March 31,
Revenue:	2014	2013
Communications	$447.1	$424.9
Oil and Gas	379.8	318.8
Electrical Transmission	80.1	84.6
Power Generation and Industrial	54.2	88.9
Other	2.8	2.3
Eliminations	0.0	(0.9)
Consolidated revenue	$964.0	$918.6

Revenue generated by utilities customers represented 7.0% and 8.3% of Communications segment revenue for the three month periods ended March 31, 2014 and 2013, respectively.

	For the Three Months Ended March 31,
EBITDA:	2014	2013
Communications	$43.4	$46.4
Oil and Gas	34.9	42.4
Electrical Transmission	3.5	3.4
Power Generation and Industrial	0.5	(0.2)
Other	0.2	0.1
Corporate	(10.9)	(18.6)
Consolidated EBITDA	$71.6	$73.5

	For the Three Months Ended March 31,
Depreciation and Amortization:	2014	2013
Communications	$9.9	$8.2
Oil and Gas	18.1	18.7
Electrical Transmission	2.8	2.3
Power Generation and Industrial	1.5	1.7
Corporate	1.2	0.9
Consolidated Depreciation and Amortization	$33.5	$31.8

The following table presents a reconciliation of EBITDA to consolidated income from continuing operations before income taxes (in millions):

	For the Three Months Ended March 31,
EBITDA Reconciliation:	2014	2013
EBITDA	$71.6	$73.5
Less:
Interest expense, net	(12.0)	(10.0)
Depreciation and amortization	(33.5)	(31.8)
Income from continuing operations before income taxes	$26.1	$31.7
Foreign Operations. MasTec operates throughout North America, primarily in the United States and Canada, as well as in parts of Latin America. For the three months ended March 31, 2014 and 2013, revenues of $837.9 million and $878.9 million, respectively, were derived in the United States, and $126.1 million and $39.7 million, respectively, were derived from foreign operations. Long-lived assets held in the United States include property and equipment, net, of $461.8 million and $436.9 million as of March 31, 2014 and December 31, 2013, respectively. Long-lived assets held in foreign countries, primarily in Canada, include property and equipment, net, of $47.8 million and $51.2 million as of March 31, 2014 and December 31, 2013, respectively. Intangible assets and goodwill, net of $995.8 million and $973.3 million as of March 31, 2014 and December 31, 2013, respectively, relate to businesses in the United States. Intangible assets and goodwill, net, of $88.6 million and $92.7 million as of March 31, 2014 and December 31, 2013, respectively, relate to businesses in foreign countries.

Significant Customers
Revenue concentration information for significant customers as a percent of total consolidated revenue was as follows:

	For the Three Months Ended March 31,
	2014	2013
Customer:
AT&T	22%	18%
DIRECTV®	14%	16%
Enbridge, Inc.	14%	12%

The Company's relationship with AT&T is based upon master service agreements, other service agreements and construction/installation contracts for AT&T's wireless, wireline and home security and automation businesses. Revenue from AT&T is included in the Communications segment. The Company's relationship with DIRECTV® is based upon an agreement to provide installation and maintenance services for DIRECTV®. Revenue from DIRECTV® is included in the Communications segment. The Company's relationship with Enbridge, Inc. is based upon various construction contracts for natural gas pipelines. Revenue from Enbridge, Inc. is included in the Oil and Gas segment.

Note 16 - Commitments and Contingencies
In addition to the matters discussed below, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it. The outcome of such cases, claims and disputes (including the one set forth below) cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its common stock.

SunLight Entities. In 2011, Power Partners MasTec, LLC., a MasTec, Inc. subsidiary (“Power Partners”), entered into engineering, procurement, and construction agreements with special purpose entities, SunLight General Somerset Solar, LLC, SunLight General Morris Solar, LLC and SunLight General Sussex Solar, LLC (collectively, the “SunLight Entities”), respectively, to perform design and construction services for three public solar projects in New Jersey located in Somerset, Morris and Sussex Counties (the “Projects”). The initial contract price of each of the Projects was, subject to adjustment, approximately as follows: Somerset ($29 million); Morris ($36 million); and Sussex ($26 million). The Projects were funded on a project finance basis, including the proceeds of municipal bonds issued by the Morris County and Somerset Improvement Authorities (collectively, the “Authorities”).

Power Partners and the SunLight Entities commenced three separate arbitration proceedings against each other to address various disputes that presently exist between the parties on the three Projects. The parties allege, among other things, breach of contract against each other. The arbitrations began in January 2014 and an award is anticipated in the summer of 2014. Power Partners believes it has presented meritorious support of its claims against Sunlight and, additionally, believes that it has meritorious defenses against Sunlight’s claims. Power Partners is vigorously pursuing its claims against Sunlight and vigorously defending against Sunlight’s claims.

Power Partners filed municipal liens and construction liens of approximately $50 million for the work performed but the liens were challenged by the SunLight Entities and the Authorities. On March 24, 2014, the New Jersey appellate court found that Power Partners did not have municipal or construction liens on the proceeds of the municipal bonds. The New Jersey Supreme Court denied Power Partner’s emergency motion to stay the adverse ruling. The Company is currently petitioning the New Jersey Supreme Court to review the New Jersey appellate court’s adverse ruling.

Power Partners also filed a federal lawsuit in the United States District Court of New Jersey against the Authorities and the principals of the SunLight Entities in June 2013. The claims against the Authorities include violations of the New Jersey Public Works Bond Act and the New Jersey Construction Trust Fund Act, tortious interference and unjust enrichment and quantum meruit. The Authorities and the SunLight principals have filed motions to dismiss. Power Partners has filed a response to the motions to dismiss. The litigation is in the early stages.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 10 - Lease Obligations.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2014 and December 31, 2013, the Company had $134.7 million and $134.8 million, respectively, of letters of credit issued under its 2013 Credit Facility. The Company was not aware of any material claims relating to outstanding letters of credit as of March 31, 2014 or December 31, 2013.

Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2014, the estimated cost to complete projects secured by the Company’s $1.0 billion in performance and payment bonds was $281.6 million. As of December 31, 2013, the estimated cost to complete projects secured by the Company’s $1.1 billion in performance and payment bonds was $297.1 million.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of March 31, 2014 and December 31, 2013, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $50.9 million and $50.8 million, respectively, of which $32.0 million and $31.3 million, respectively, was reflected within non-current other liabilities in the condensed unaudited consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims as of March 31, 2014 and December 31, 2013 was $1.9 million and $2.1 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. These letters of credit amounted to $57.4 million as of both March 31, 2014 and December 31, 2013. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the condensed unaudited consolidated balance sheets, amounted to $1.4 million as of both March 31, 2014 and December 31, 2013. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $10.9 million as of both March 31, 2014 and December 31, 2013.
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
The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law regarding employers who are contributors to multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which the Company’s subsidiaries participate are in critical status, benefit reductions may apply and/or the Company could be required to make additional contributions if the plans are determined to be underfunded. Based upon the information available to the Company from plan administrators as of March 31, 2014, several of the multi-employer pension plans in which the Company’s subsidiaries participate are underfunded and the Company could be required to increase its contributions to such plans.
On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan that is in critical status. In connection with this withdrawal, a $6.4 million withdrawal liability was established based on an estimate provided by the Central States administrator of such liability as of the date of withdrawal. The Company began paying installments towards this withdrawal liability in 2013, of which $5.1 million was outstanding as of March 31, 2014. The Company withdrew from Central States in order to mitigate its liability in connection with the plan; however, Central States has asserted that the PLCA members did not effectively withdraw in 2011 and are, therefore, responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States demanded $11 million in withdrawal liability from the Company, which included 2011 contribution amounts. The Company is vigorously opposing this demand because it believes that it legally and effectively withdrew from Central States on November 15, 2011. If Central States were to prevail in its assertion that the Company withdrew after that date, then the initial amount of the Company’s withdrawal liability would increase to approximately $11 million. In addition, if Central States were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three year period commencing with the beginning of the calendar year during which the Company withdrew from the plan, there could be additional liability. The Company currently does not have plans to withdraw from any other multi-employer pension plan.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of March 31, 2014 and December 31, 2013, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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

Concentrations of Risk. The Company had approximately 290 customers as of March 31, 2014. For the three months ended March 31, 2014 and 2013, the Company derived 73% and 69%, respectively, of revenues from its top ten customers. See Note 15 - Segments and Related Information for significant customer revenue concentration information.
Note 17 - Related Party Transactions
MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Cross Country Pipeline Supply, Inc. (“CCP”), in which MasTec invested $15 million for a 14.85% ownership interest effective November 8, 2013. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec's Board of Directors, and Jose Mas, MasTec's Chief Executive Officer, serves as the chairman of CCP. In addition, an entity owned by the Mas family, including Jorge and Jose Mas, is a minority shareholder of CCP. MasTec paid CCP approximately $0.9 million for equipment rentals, leases and servicing for the three month period ended March 31, 2014.
MasTec leases employees to a customer, in which Jorge Mas and Jose Mas own a minority interest. For the three month periods ended March 31, 2014 and 2013, MasTec charged to the customer approximately $0.2 million and $0.1 million, respectively. As of both March 31, 2014 and December 31, 2013, receivables of $0.1 million attributable to this arrangement were outstanding. The Company also provides satellite communication services to this customer. For both of the three month periods ended March 31, 2014 and 2013, revenues relating to this customer were approximately $0.3 million. As of both March 31, 2014 and December 31, 2013, outstanding receivables from this arrangement totaled $0.4 million.
Split Dollar and Deferred Bonus Agreements
MasTec has a split dollar agreement with Jorge Mas. The Company made no payments in connection with this agreement in either of the three month periods ended March 31, 2014 or 2013. MasTec also has a split dollar agreement and a deferred bonus agreement with Jose Mas. For the three month periods ended March 31, 2014 and 2013, no payments were made in connection with the agreements for Jose Mas. As of March 31, 2014 and December 31, 2013, life insurance assets associated with these agreements of $10.1 million and $10.2 million, respectively, are included within other long-term assets in the condensed unaudited consolidated balance sheets. For additional information regarding the foregoing agreements with Jorge Mas and Jose Mas, see Note 17 - Related Party Transactions in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.

Note 18 – Supplemental Guarantor Condensed Unaudited Consolidating Financial Information
The 2011 Convertible Notes, 2009 Convertible Notes and 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Company's 2013 Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”).  Certain subsidiaries included in the Company's Guarantor Subsidiaries, which are minor individually and in the aggregate, do not guarantee the 4.875% Senior Notes. The Company's subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee any of these notes. A Guarantor Subsidiary's guaranty is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Subsidiary Guarantor, if such Subsidiary Guarantor's guarantee under our 2013 Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee), or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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

.

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Three Months Ended March 31, 2014	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$793.1	$170.9	$—	$964.0
Costs of revenue, excluding depreciation and amortization	—	689.8	151.3	—	841.1
Depreciation and amortization	—	27.4	6.1	—	33.5
General and administrative expenses	0.6	47.3	5.4	—	53.3
Interest expense, net	—	11.7	0.3	—	12.0
Other (income) expense, net	—	(2.1)	0.1	—	(2.0)
(Loss) income from continuing operations before income taxes	$(0.6)	$19.0	$7.7	$—	$26.1
Benefit from (provision for) income taxes	0.2	(9.4)	(0.7)	—	(9.9)
Net (loss) income from continuing operations	$(0.4)	$9.6	$7.0	$—	$16.2
Net loss from discontinued operations	—	—	(0.1)	—	(0.1)
Equity in income from subsidiaries, net of tax	16.4	—	—	(16.4)	—
Net income (loss)	$16.0	$9.6	$6.9	$(16.4)	$16.1
Net income attributable to non-controlling interests	—	—	0.1	—	0.1
Net income (loss) attributable to MasTec, Inc.	$16.0	$9.6	$6.8	$(16.4)	$16.0
Comprehensive income (loss)	$10.6	$9.5	$1.6	$(11.0)	$10.7

For the Three Months Ended March 31, 2013	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$843.1	$77.2	$(1.7)	$918.6
Costs of revenue, excluding depreciation and amortization	—	721.2	72.0	(1.7)	791.5
Depreciation and amortization	—	28.9	2.9	—	31.8
General and administrative expenses	0.3	45.1	3.5	—	48.9
Interest expense, net	—	10.0	—	—	10.0
Loss on extinguishment of debt	—	5.6	—	—	5.6
Other income, net	—	(0.9)	—	—	(0.9)
(Loss) income from continuing operations before income taxes	$(0.3)	$33.2	$(1.2)	$—	$31.7
Benefit from (provision for) income taxes	0.1	(13.0)	0.5	—	(12.4)
Net (loss) income from continuing operations	$(0.2)	$20.2	$(0.7)	$—	$19.3
Net loss from discontinued operations	—	—	(0.9)	—	(0.9)
Equity in income from subsidiaries, net of tax	18.8	—	—	(18.8)	—
Net income (loss)	$18.6	$20.2	$(1.6)	$(18.8)	$18.4
Net income attributable to non-controlling interests	—	—	0.0	—	0.0
Net income (loss) attributable to MasTec, Inc.	$18.6	$20.2	$(1.6)	$(18.8)	$18.4
Comprehensive income (loss)	$17.8	$20.5	$(2.5)	$(18.0)	$17.8

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of March 31, 2014	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets, including discontinued operations	$—	$1,165.3	$192.6	$—	$1,357.9
Property and equipment, net	—	435.9	73.7	—	509.6
Goodwill and other intangible assets, net	—	931.8	152.7	—	1,084.5
Net investments in and advances to (from) consolidated affiliates	1,022.5	173.9	(25.0)	(1,171.4)	—
Other long-term assets, including discontinued operations	9.3	36.9	15.2	—	61.4
Total assets	$1,031.8	$2,743.8	$409.2	$(1,171.4)	$3,013.4
Liabilities and Equity
Total current liabilities	$—	$735.7	$84.7	$—	$820.4
Long-term debt	—	833.3	8.0	—	841.3
Other liabilities	—	236.7	78.2	—	314.9
Total liabilities	$—	$1,805.7	$170.9	$—	$1,976.6
Total equity	$1,031.8	$938.1	$238.3	$(1,171.4)	$1,036.8
Total liabilities and equity	$1,031.8	$2,743.8	$409.2	$(1,171.4)	$3,013.4

As of December 31, 2013	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets, including discontinued operations	$—	$1,155.9	$150.3	$—	$1,306.2
Property and equipment, net	—	420.2	67.9	—	488.1
Goodwill and other intangible assets, net	—	933.9	132.2	—	1,066.1
Net investments in and advances to (from) consolidated affiliates	1,006.8	172.4	(24.1)	(1,155.1)	—
Other long-term assets, including discontinued operations	9.3	36.2	15.1	—	60.6
Total assets	$1,016.1	$2,718.6	$341.4	$(1,155.1)	$2,921.0
Liabilities and Equity
Total current liabilities	$—	$773.3	$53.4	$—	$826.7
Long-term debt	—	760.9	4.5	—	765.4
Other liabilities	—	236.7	71.1	—	307.8
Total liabilities	$—	$1,770.9	$129.0	$—	$1,899.9
Total equity	$1,016.1	$947.7	$212.4	$(1,155.1)	$1,021.1
Total liabilities and equity	$1,016.1	$2,718.6	$341.4	$(1,155.1)	$2,921.0

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Three Months Ended March 31, 2014	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(0.3)	$15.2	$(35.3)	$—	$(20.4)
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(23.8)	—	—	(23.8)
Capital expenditures	—	(32.6)	(3.0)	—	(35.6)
Proceeds from sale of property and equipment	—	3.4	—	—	3.4
Payments for other investments	—	(1.1)	—	—	(1.1)
Net cash used in investing activities	$—	$(54.1)	$(3.0)	$—	$(57.1)
Cash flows provided by (used in) financing activities:
Proceeds from (repayments of) credit facility	—	76.5	—	—	76.5
Repayments of other borrowings and capital lease obligations	—	(12.9)	(0.9)	—	(13.8)
Excess tax benefits and net proceeds from stock-based awards	1.1	0.7	—	—	1.8
Payments of financing costs	—	(0.2)	—	—	(0.2)
Net financing activities and advances (to) from consolidated affiliates	(0.8)	(24.7)	25.5	—	—
Net cash provided by financing activities	$0.3	$39.4	$24.6	$—	$64.3
Net increase (decrease) in cash and cash equivalents	—	0.5	(13.7)	—	(13.2)
Net effect of currency translation on cash	—	—	(0.5)	—	(0.5)
Cash and cash equivalents - beginning of period	—	5.3	17.7	—	23.0
Cash and cash equivalents - end of period	$—	$5.8	$3.5	$—	$9.3
Cash and cash equivalents of discontinued operations	$—	$—	$—	$—	$—
Cash and cash equivalents of continuing operations	$—	$5.8	$3.5	$—	$9.3

For the Three Months Ended March 31, 2013	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(0.6)	$50.3	$(23.6)	$—	$26.1
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(4.7)	—	—	(4.7)
Capital expenditures	—	(25.4)	(0.4)	—	(25.8)
Proceeds from sale of property and equipment	—	3.4	—	—	3.4
Net cash used in investing activities	$—	$(26.7)	$(0.4)	$—	$(27.1)
Cash flows provided by (used in) financing activities:
(Repayments of) proceeds from credit facility	$—	$(134.0)	$—	$—	$(134.0)
Proceeds from senior notes, net	—	250.0	—	—	250.0
Repayments of other borrowings and capital lease obligations	—	(19.1)	—	—	(19.1)
Excess tax benefits and net proceeds from stock-based awards	2.8	0.7	—	—	3.5
Payments of acquisition-related contingent consideration	—	(5.0)	—	—	(5.0)
Payments of financing costs, including call premiums on extinguishment of debt	—	(11.0)	—	—	(11.0)
Net financing activities and advances (to) from consolidated affiliates	(2.2)	(12.9)	15.1	—	—
Net cash provided by financing activities	$0.6	$68.7	$15.1	$—	$84.4
Net increase (decrease) in cash and cash equivalents	—	92.3	(8.9)	—	83.4
Net effect of currency translation on cash	—	(0.1)	—	—	(0.1)
Cash and cash equivalents - beginning of period	—	12.7	14.1	—	26.8
Cash and cash equivalents - end of period	$—	$104.9	$5.2	$—	$110.1
Cash and cash equivalents of discontinued operations	$—	$—	$0.9	$—	$0.9
Cash and cash equivalents of continuing operations	$—	$104.9	$4.3	$—	$109.2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our business and industry and the assumptions upon which these statements are based. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions or dispositions. Words such as “anticipates,” “expects,” “intends,” “will,” “could,” “would,” “should,” “may,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, including those described under “Risk Factors” in the Form 10-K, as updated by Item 1A, “Risk Factors” in this report and other filings we make with the Securities and Exchange Commission (“SEC”). Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our business, financial position and results of operations as of and for the three month periods ended March 31, 2014 and 2013. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2013.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, such as: petroleum and natural gas pipeline infrastructure; wireless, wireline and satellite communications; electrical utility transmission and distribution; power generation; and industrial infrastructure. Our customers are in these industries. Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and, as of March 31, 2014, we had approximately 14,935 employees and 375 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past five years.
We provide our services to a diversified base of customers. We often provide services under master service and other service agreements, which are generally multi-year agreements. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require the construction or installation of an entire infrastructure system or specified units within an infrastructure system. Revenues from non-recurring, project specific work may experience greater variability than master service agreement work due to the need to replace the revenue as projects are completed. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.

We present our continuing operations in five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline communications and install-to-the-home. We perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through the Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves the energy and utility end-markets and other end-markets through the installation and construction of renewable power facilities, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other category primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.

See Note 15 - Segments and Related Information and Note 16 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements for operating results by segment and for significant customer concentrations.

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

Reportable Segment:	March 31, 2014	December 31, 2013	March 31, 2013
Communications	$3,000	$2,848	$2,587
Oil and Gas	605	642	387
Electrical Transmission	394	418	397
Power Generation and Industrial	202	205	69
Other	17	14	15
Estimated 18-month backlog	$4,218	$4,127	$3,455

While our backlog estimates include amounts under master service and other service agreements, our customers are not contractually committed to purchase a minimum amount of services under these agreements, most of which can be canceled on short or no advance notice. For the three month period ended March 31, 2014, 53% of our revenue was derived from projects performed under master service and other service agreements. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenues for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors. These changes could cause estimated revenues to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenues and earnings.
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

Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed unaudited consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in our condensed unaudited consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect. Refer to Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for detailed discussions of our significant accounting policies.

We believe that our accounting estimates pertaining to: revenues and costs derived from fixed price contracts under the percentage-of-completion method; allowances for doubtful accounts; fair value estimates in connection with business acquisitions, in particular, estimated values of net assets acquired and estimated liabilities for future earn-out obligations; valuation of goodwill and indefinite-lived intangible assets; income taxes; legal contingencies; and self-insurance contingencies are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and as they require significant or complex judgment and estimates on the part of management. We frequently review our accounting policies and critical accounting measurements with the Audit Committee of the Board of Directors.
Results of Operations
Comparison of Quarterly Results
The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions. See Note 3 - Acquisitions in the notes to the condensed unaudited consolidated financial statements.

	Three Months Ended March 31,
	2014		2013
Revenue	$964.0	100.0%	$918.6	100.0%
Costs of revenue, excluding depreciation and amortization	841.1	87.2%	791.5	86.2%
Depreciation and amortization	33.5	3.5%	31.8	3.5%
General and administrative expenses	53.3	5.5%	48.9	5.3%
Interest expense, net	12.0	1.2%	10.0	1.1%
Loss on extinguishment of debt	—	—	5.6	0.6%
Other income, net	(2.0)	(0.1)%	(0.9)	(0.1)%
Income from continuing operations before income taxes	$26.1	2.7%	$31.7	3.4%
Provision for income taxes	(9.9)	(1.0)%	(12.4)	(1.3)%
Net income from continuing operations	$16.2	1.7%	$19.3	2.1%
Net loss from discontinued operations	(0.1)	0.0%	(0.9)	(0.1)%
Net income	$16.1	1.7%	$18.4	2.0%
Net income attributable to non-controlling interests	0.1	0.0%	0.0	0.0%
Net income attributable to MasTec, Inc.	$16.0	1.7%	$18.4	2.0%

Management reviews our operating results by reportable segment. See Note 15 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. Management's review of reportable segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. We calculate EBITDA for segment reporting purposes consistently with our consolidated EBITDA calculation. See the discussion of non-U.S. GAAP financial measures following the Comparison of Quarterly Results discussion below. The following table presents revenue and EBITDA by reportable segment for our continuing operations for the periods indicated (dollar amounts in millions):

	For the Three Months Ended March 31,
	Revenue		EBITDA and EBITDA Margin
Reportable Segment:	2014	2013	2014		2013
Communications	$447.1	$424.9	$43.4	9.7%	$46.4	10.9%
Oil and Gas	379.8	318.8	34.9	9.2%	42.4	13.3%
Electrical Transmission	80.1	84.6	3.5	4.4%	3.4	4.0%
Power Generation and Industrial	54.2	88.9	0.5	0.9%	(0.2)	(0.3)%
Other	2.8	2.3	0.2	5.8%	0.1	3.8%
Eliminations	0.0	(0.9)	—	—	—	—
Corporate	—	—	(10.9)	NA	(18.6)	NA
Consolidated Results	$964.0	$918.6	$71.6	7.4%	$73.5	8.0%
The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Form 10-Q.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Revenue. Our revenue was $964 million for the three month period ended March 31, 2014 as compared with $919 million for the same period in 2013, an increase of approximately $45 million, or 5%. Oil and Gas revenue increased by $61 million, or 19%, and Communications revenue increased by approximately $22 million, or 5%. Electrical Transmission revenue decreased by approximately $4 million, or 5%, and Power Generation and Industrial revenue decreased by $35 million, or 39%. Acquisitions contributed $120 million of the year over year increase in revenue, whereas organic revenue declined by $74 million, primarily as a result of winter weather disruptions affecting both existing projects and new project startups. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue was $447 million for the three month period ended March 31, 2014, as compared with $425 million for the same period in 2013, an increase of approximately $22 million, or 5%. Communications revenue was favorably affected by wireless services, which increased by $47 million, or 27%, offset in part by decreases in other Communications segment services such as install-to-the-home, utility services and wireline, which declined by $24 million, primarily as a result of winter weather disruptions. Acquisitions contributed approximately $19 million of the year over year increase in revenue, while organic revenue growth totaled approximately $4 million.
Oil and Gas Segment. Oil and Gas revenue was $380 million for three month period ended March 31, 2014, as compared with $319 million for the same period in 2013, an increase of approximately $61 million, or 19%, driven primarily by increases in midstream pipeline activities as well as pipeline facility and other project work, including pipeline integrity work. Acquisitions contributed $97 million of the year over year increase in revenue, whereas organic revenue declined by $36 million, primarily as a result of winter weather disruptions and timing of project startups.
Electrical Transmission Segment. Electrical Transmission revenue was $80 million for the three month period ended March 31, 2014, as compared with $85 million for the same period in 2013, a decrease of approximately $4 million, or 5%. Acquisitions contributed $5 million of revenue, whereas organic revenue declined by $9 million, primarily as a result of winter weather disruptions and timing of project startups.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $54 million for the three month period ended March 31, 2014, as compared with $89 million for the same period in 2013, a decrease of $35 million, or 39%. This decrease was primarily caused by lower levels of commercial and industrial project work, resulting from the timing of renewable power projects, which are expected to comprise the majority of this segment's revenue in 2014 and generally do not begin until the spring or summer months.
Other Segment. Other segment revenue totaled $3 million for the three month period ended March 31, 2014, as compared with $2 million for the same period in 2013, an increase of $1 million, or 23%.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, totaled $841 million, or 87.2% of revenue for the three month period ended March 31, 2014, as compared with $791 million, or 86.2% of revenue for the same period in 2013, a $50 million, or 6.3% increase, of which approximately $40 million was driven by higher revenue and approximately $9 million of which was driven by decreased productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by 100 basis points, primarily due to weather-related project inefficiencies.
Depreciation and amortization. Depreciation and amortization was $33 million for the three month period ended March 31, 2014 as compared with $32 million in 2013, or 3.5% of revenue in both periods, an increase of approximately $2 million, or 5.5%. Acquisitions contributed $4 million of the year over year increase in depreciation and amortization expense. See Note 15 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements for depreciation and amortization expense by reportable segment, which is incorporated herein by reference.
General and administrative expenses. General and administrative expenses were $53 million, or 5.5% of revenue for the three month period ended March 31, 2014, as compared with $49 million, or 5.3% of revenue for the same period in 2013, an increase of approximately $4 million, or 9.1%. Acquisitions contributed approximately $4 million of incremental general and administrative costs. General and administrative expenses for the three month period ended March 31, 2014 included $1 million of higher non-cash stock-based compensation expense as compared with the same period in the prior year. Non-cash stock-based compensation expense increased primarily as a result of the issuance of restricted share awards under a new equity incentive program for certain employees of the EC Source business. As a percentage of revenue, general and administrative costs increased by approximately 20 basis points.
Interest expense, net. Interest expense, net of interest income, was $12 million, or 1.2% of revenue for the three month period ended March 31, 2014, as compared with $10 million, or 1.1% of revenue for the same period in 2013, an increase of $2 million. The increase was largely attributable to incremental interest expense on our outstanding senior notes. In March 2013, we issued $400 million aggregate principal amount of 4.875% senior notes and repurchased and redeemed $150 million aggregate principal amount of 7.625% senior notes.
Loss on extinguishment of debt. We incurred $5.6 million of debt extinguishment costs in 2013 in connection with the repurchase and redemption of $150 million aggregate principal amount of our 7.625% senior notes. This amount comprised $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs.
Other income, net. Other income, net, was $2 million for the three month period ended March 31, 2014, as compared with other income, net, of $1 million for the same period in 2013. The increase was driven primarily by gains on sales of equipment.
Provision for income taxes. Income tax expense was $10 million for the three month period ended March 31, 2014, as compared with $12 million for the same period in 2013, representing a decrease of $2 million. The decrease was attributable to lower income and a lower effective tax rate, which decreased from 39.0% in 2013 to 38.0% in 2014.

Loss from discontinued operations. Loss from discontinued operations, net of tax, was $1 million for the three month period ended March 31, 2013. During the third quarter of 2013, we completed the sale of the Globetec operation.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $43 million, or 9.7% of revenue for the three month period ended March 31, 2014, as compared with $46 million, or 10.9% of revenue for the same period in 2013, a $3 million, or 6% decrease. As a percentage of revenue, EBITDA decreased by 120 basis points, or approximately $5 million, primarily as a result of project inefficiencies due to winter weather disruptions and startup costs associated with tower crew training initiatives.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $35 million for the three month period ended March 31, 2014, or 9.2% of revenue, as compared with $42 million for the same period in 2013, or 13.3% of revenue, a decrease of $7 million, or 18%. As a percentage of revenue, EBITDA decreased by 410 basis points, or approximately $13 million, primarily as a result of project inefficiencies due to weather disruptions and timing of selected project startups, which resulted in decreased levels of overhead cost utilization.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $3 million, or 4.4% of revenue for the three month period ended March 31, 2014, as compared with EBITDA of $3 million, or 4.0% of revenue for the same period in 2013. EBITDA margins increased by 40 basis points, driven primarily by improved project efficiencies, partially offset by project inefficiencies due to weather disruptions.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $0.5 million, or 1% of revenue for the three month period ended March 31, 2014, as compared with negative EBITDA of $0.2 million for the same period in 2013, an increase of $0.7 million. The increase in EBITDA was driven largely by increased renewable power project work in 2014, which carried higher margins than the commercial and industrial project work that was completed in the first quarter of 2013.
Other Segment. EBITDA from Other businesses was $0.2 million for the three month period ended March 31, 2014, as compared with $0.1 million of EBITDA for the same period in 2013, an increase of $0.1 million. The increase is primarily attributable to higher revenues, as described above.
Corporate. Corporate EBITDA was negative $11 million for the three month period ended March 31, 2014, as compared with negative EBITDA of $19 million for the same period in 2013, an improvement of approximately $8 million. Approximately $6 million of this improvement was driven by debt extinguishment costs recorded in 2013. Corporate EBITDA for the three month period ended March 31, 2014 includes approximately $3 million of non-cash stock based compensation expense, as compared with approximately $2 million in the prior year.
Foreign Operations
We have operations in Canada as well as in parts of Latin America. See Note 15 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted net income from continuing operations (“Adjusted Net Income From Continuing Operations”) and adjusted diluted earnings per share from continuing operations (“Adjusted Diluted Earnings Per Share From Continuing Operations”). All of these “adjusted” non-U.S GAAP measures exclude non-cash stock-based compensation expense and the loss on debt extinguishment from the repurchase and redemption of our 7.625% senior notes. See Note 11 - Stock-Based Compensation and Other Employee Benefit Plans in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference, and Note 9 - Debt in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our 2013 Credit Facility or in the indentures governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with related covenants.
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

	For the Three Months Ended March 31,
EBITDA Reconciliation - Continuing Operations:	2014		2013
Net income from continuing operations	$16.2	1.7%	$19.3	2.1%
Interest expense, net	12.0	1.2%	10.0	1.1%
Provision for income taxes	9.9	1.0%	12.3	1.3%
Depreciation and amortization	33.5	3.5%	31.8	3.5%
EBITDA – Continuing Operations	$71.6	7.4%	$73.5	8.0%
Non-cash stock-based compensation expense	3.3	0.3%	2.4	0.3%
Loss on debt extinguishment	—	—	5.6	0.6%
Adjusted EBITDA – Continuing Operations	$74.9	7.8%	$81.4	8.9%
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Three Months Ended March 31,
	2014	2013
Total EBITDA Reconciliation:
EBITDA, Continuing operations	$71.6	$73.5
EBITDA, Discontinued operations	(0.2)	(1.2)
EBITDA, Total MasTec	$71.4	$72.3

Reconciliation to Adjusted EBITDA and to Net Cash Provided by Operating Activities, Total MasTec:
Non-cash stock-based compensation expense	3.3	2.4
Loss on debt extinguishment	—	5.6
Adjusted EBITDA, Continuing operations	$74.9	$81.4
Adjusted EBITDA, Discontinued operations	(0.2)	(1.2)
Adjusted EBITDA, Total MasTec	$74.7	$80.3
Interest expense	(12.0)	(10.1)
Provision for income taxes	(9.8)	(12.1)
Payments for call premiums on extinguishment of debt	—	(4.1)
Adjustments to reconcile net income to net cash provided by operating activities, excluding non-cash EBITDA adjustments (a)	1.5	0.4
Change in assets and liabilities, net of assets acquired and liabilities assumed	(74.8)	(28.3)
Net cash (used in) provided by operating activities, Total MasTec	$(20.4)	$26.1

(a)
Non-cash EBITDA adjustments include (i) depreciation and amortization expense in both periods; (ii) non-cash stock-based compensation expense in both periods; and (iii) in 2013, a $1.5 million write-off of deferred financing costs on redeemed debt.

Adjusted Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations
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

	For the Three Months Ended March 31,
	2014		2013
	Net Income From Continuing Operations (in millions)	Diluted Earnings Per Share, Continuing Operations	Net Income From Continuing Operations (in millions)	Diluted Earnings Per Share, Continuing Operations
Reported U.S GAAP measure	$16.2	$0.19	$19.3	$0.23
Non-cash stock-based compensation expense (a)	2.0	0.02	1.4	0.02
Loss on debt extinguishment (b)	—	—	3.4	0.04
Adjusted non-U.S. GAAP measure	$18.2	$0.21	$24.2	$0.29

(a)	Represents the after tax expense and corresponding diluted per share impact related to non-cash stock-based compensation expense.

(b)	Represents the after tax expense and corresponding diluted per share impact related to loss on debt extinguishment associated with the repurchase and redemption of our 7.625% senior notes.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from continuing operations, availability under our credit facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations and debt service. We also evaluate opportunities for strategic acquisitions and investments from time to time, and we may consider opportunities to repurchase, refinance or retire outstanding debt or repurchase outstanding shares of our common stock in the future, any of which may require use of cash.
Capital Expenditures. We estimate that we will spend between $90 million and $100 million in 2014 on capital expenditures, and we expect to incur approximately $100 million of equipment purchases under capital lease or other financing arrangements. For the three month period ended March 31, 2014, we spent approximately $36 million on capital expenditures, or $32 million net of asset disposals, and incurred approximately $14 million of equipment purchases under capital lease and other financing arrangements. Actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future.
Acquisition-Related Contingent Consideration. In most of our recent acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of March 31, 2014 is approximately $184 million. Of this amount, $73 million represents the liability for earn-out obligations that have already been earned. The remainder, $111 million, is management's estimate of potential future earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned. During the three month period ended March 31, 2014, we made no cash payments related to earn-out obligations. During the three month period ended March 31, 2013, we made cash payments of $5 million related to earn-out obligations.
Income Taxes. Cash tax payments, net of tax refunds, were $12 million and $8 million for the three month periods ended March 31, 2014 and 2013, respectively. Quarterly tax payments are based on estimates of full year taxable income activity and estimated tax rates. Our cash tax payments increased for the three month period ended March 31, 2014 as compared with the same period in the prior year primarily as a result of higher expected taxable income and earnings.
Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Working capital needs tend to increase when we commence large amounts of work due to the fact that payroll and certain other costs, including inventory, are required to be paid before the receivables resulting from work performed are billed and collected. Timing of project close-outs can contribute to changes in unbilled revenue. Accounts receivable balances increased to $1.2 billion as of March 31, 2014 from $1.1 billion as of December 31, 2013, primarily as a result of an increase in days sales outstanding, as discussed within the Summary of Financial Condition, Liquidity and Capital Resources below. Inventory balances have increased from $70 million as of December 31, 2013 to $89 million as of March 31, 2014, primarily due to increases in wireless project inventories resulting from project delays due to winter weather disruptions.
Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract (from 2% to 15%) amount until the job is completed. For certain customers, we maintain inventory to meet the material requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-if-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.

Convertible Notes - Settlement. Our senior convertible notes, which had an outstanding principal amount of $215 million as of March 31, 2014, mature in 2014. We expect to refinance the entire principal amount of these notes on a long-term basis, either from borrowings under our 2013 Credit Facility or through other sources of available funding. As a result, their carrying values as of March 31, 2014 have been presented within long-term debt in the condensed unaudited consolidated financial statements. As of March 31, 2014, our common stock trading price was higher than the conversion prices of our 2011 Convertible Notes, of which $202.3 million aggregate principal amount was outstanding. Currently, we intend to settle the principal amounts of our 2011 Convertible Notes upon any conversion thereof in cash, and we intend to settle any premium value, which is the value of any excess of the actual share price over the conversion prices of the 2011 Convertible Notes, in shares of our common stock. Notwithstanding our present intention to settle conversions of our 2011 Convertible Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our 2013 Credit Facility; however, as of March 31, 2014, these restrictions would not have limited our ability to settle the 2011 Convertible Notes in cash. See the discussion in Note 9 - Debt in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.
Summary of Financial Condition, Liquidity and Capital Resources
There were no changes in general U.S. and global economic conditions since December 31, 2013 that have had a significant impact on our overall financial position, results of operations or cash flows for the three month period ended March 31, 2014. As a result of our current capital structure, including our 2013 Credit Facility, we do not anticipate that current overall capital market conditions will materially impact our liquidity. We anticipate that funds generated from operations, borrowings under our 2013 Credit Facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, debt service obligations, anticipated capital expenditures, insurance collateral requirements, earn-out obligations and letters of credit for at least the next twelve months.
Sources and Uses of Cash
As of March 31, 2014, we had $538 million in working capital, defined as current assets less current liabilities, as compared with $479 million as of December 31, 2013, an increase of approximately $58 million. Our working capital has increased, primarily as a result of higher accounts receivable and inventory balances, as discussed below. Total cash and cash equivalents of $9 million as of March 31, 2014 decreased by $14 million from total cash and cash equivalents of $23 million as of December 31, 2013.
Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2014	2013
Net cash (used in) provided by operating activities	$(20.4)	$26.1
Net cash used in investing activities	$(57.1)	$(27.1)
Net cash provided by financing activities	$64.3	$84.4

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of billings and collections of receivables and the settlement of payables and other obligations. Cash flow from operations during the three month period ended March 31, 2014 was negatively affected by increased levels of unapproved change orders, the majority of which were resolved in principle subsequent to quarter-end, as well as weather-related disruptions, which caused delays in achieving certain billing milestones. As a result, cash used in operating activities for the three month period ended March 31, 2014 was $20 million, as compared with $26 million of cash provided by operating activities for the same period in 2013. Net changes in assets and liabilities had a negative impact on cash provided by operating activities of $47 million, related largely to the use of cash for working capital, primarily accounts receivable and inventory.
Days sales outstanding, net of billings in excess of costs and earnings for our continuing operations was 101 as of March 31, 2014 as compared with 80 as of December 31, 2013. Days sales outstanding, net of billings in excess of costs and earnings is calculated as: accounts receivable, net, less billings in excess of costs and earnings, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. The increase in days sales outstanding is due to increased levels of unapproved change orders, the majority of which were resolved in principle subsequent to quarter-end, as well as weather disruption-related delays in achieving billing milestones.
Investing Activities. Net cash used in investing activities increased by $30 million to $57 million for the three month period ended March 31, 2014 from $27 million of cash used in investing activities for the three month period ended March 31, 2013. Payments for current year acquisitions were $24 million, a $19 million increase as compared with the prior year period. Additionally, we spent $36 million on capital expenditures for the three month period ended March 31, 2014, or $32 million net of asset disposals, as compared with capital expenditures of $22 million, net of asset disposals, for the same period in the prior year, an increase of $10 million. While cash-based capital expenditures have increased as compared with the prior year period, total capital additions including capital lease and other financing arrangements have decreased, from $63 million for the three month period ended March 31, 2013 to $50 million for the three month period ended March 31, 2014. Capital investments in the first quarter of 2014 were primarily in support of our Oil and Gas segment, which generally requires higher levels of capital investment, as well as our Communications segment.
Financing Activities. Cash provided by financing activities for the three month period ended March 31, 2014 was $64 million, as compared with $84 million for the three month period ended March 31, 2013, a decrease of $20 million. For the three month period ended March 31, 2013, proceeds from the issuance of our $400 million aggregate principal amount of 4.875% senior notes (the “4.875% Senior Notes”) were partially offset by the repurchase and redemption of our $150 million principal amount of 7.625% senior notes (the “7.625% Senior Notes”), as well as net repayments of outstanding balances on our credit facility of $134 million. The net effect of senior note and credit facility-related financing activities for the three month period ended March 31, 2013 was approximately $116 million of cash provided. For the three month period ended March 31, 2014, we borrowed $77 million on our credit facility, net of repayments.
Credit Facility
Our 2013 Credit Facility is a senior secured revolving credit facility that matures on October 29, 2018 and has a maximum available borrowing capacity of $750 million, of which up to $100 million may be borrowed in Canadian dollars, and under which up to $450 million is available for letters of credit and up to $75 million is available for swing line loans. See the discussion in Note 9 - Debt in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 for terms and conditions associated with our 2013 Credit Facility. Also see Note 9 - Debt in the notes to the condensed unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for current period balances and discussion, which Note is incorporated herein by reference. Based upon current availability under our 2013 Credit Facility, our liquidity and our anticipated cash flow, we believe we will be in compliance with the 2013 Credit Facility’s terms and conditions for the next twelve months. We are dependent upon borrowings and letters of credit under the 2013 Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of the 2013 Credit Facility, we would be required to obtain modifications to the 2013 Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all.
4.875% Senior Notes
We have $400 million of 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”). See Note 9 - Debt in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.
Senior Convertible Notes
We had $202.3 million principal amount of 2011 Convertible Notes as of March 31, 2014. If the average price per share of our common stock the 2011 Convertible Notes exceeds the respective conversion prices of the 2011 Convertible Notes, the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Our average share price exceeded the conversion prices of the 2011 Convertible Notes for the three month period ended March 31, 2014. See Note 2 – Earnings Per Share in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference. The number of premium shares included in our diluted share count will vary with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods. As of March 31, 2014, an aggregate principal amount of $12.6 million of 2009 Convertible Notes was outstanding. See Note 9 - Debt in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.
Debt Guarantees and Covenants
The 2011 Convertible Notes, 2009 Convertible Notes and the 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of our 2013 Credit Facility or other outstanding indebtedness. See Note 18 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference. We were in compliance with all provisions and covenants pertaining to our outstanding debt instruments as of March 31, 2014.
Off-balance sheet arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multi-employer pension plans and liabilities associated with certain indemnification and guarantee arrangements. We do not have any material off-balance sheet financing arrangements with variable interest entities. Refer to Note 16 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference, for current period details pertaining to our off-balance sheet arrangements.
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
Interest Rate Risk
Interest on outstanding revolving loans under our 2013 Credit Facility accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the 2013 Credit Facility, plus a margin, or a base rate, as defined in the 2013 Credit Facility, plus a margin. As of March 31, 2014, we had $129 million aggregate principal amount of outstanding revolving loans under our 2013 Credit Facility with a weighted average interest rate of 2.08%. As of March 31, 2014, interest on letters of credit issued under our 2013 Credit Facility accrued at 0.75% per annum for performance standby letters of credit and at 1.50% per annum for financial standby letters of credit. A 100 basis point increase in the interest rate applicable to revolving loans under our 2013 Credit Facility would not have had a material impact on our results of operations for the three month period ended March 31, 2014.
As of March 31, 2014, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes, $115 million aggregate principal amount of 4.0% senior convertible notes, $100 million aggregate principal amount of 4.25% senior convertible notes and $30 million of notes payable for equipment, which had a weighted average interest rate of approximately 3.0%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
We have foreign operations in Canada as well as in parts of Latin America. For the three month period ended March 31, 2014, we had foreign currency translation losses of $5 million, relating primarily to our Canadian operations, which were recorded as a component of other comprehensive loss. Our Canadian presence has grown in recent years due to acquisitions. Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of March 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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
Legacy Litigation
Refer to Note 16 – Commitments and Contingencies in the notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K.

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
For the three month period ended March 31, 2014, we derived approximately 22%, 14% and 14% of our revenue from AT&T, DIRECTV® and Enbridge, Inc., respectively. For the three month period ended March 31, 2013, we derived approximately 18%, 16% and 12% of our revenue from AT&T, DIRECTV® and Enbridge, Inc., respectively. In addition, our ten largest customers accounted for approximately 73% and 69% of our revenue for the three month periods ended March 31, 2014 and 2013, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, our results of operations, cash flows and liquidity could be negatively affected if these customers reduce the amount of business they provide to us, or if we complete the required work on our projects for these customers and cannot replace them with similar projects. Approximately 47% of our revenue was derived from non-recurring project specific work for the three month period ended March 31, 2014, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1 through January 31	—		$—	—	$—
February 1 through February 28	543	(a)	$36.58	—	$—
March 1 through March 31	94,177	(a)	$42.44	—	$—
Total	94,720			—

(a)	Reflects share repurchases associated with certain employee elections under compensation and benefit programs.

ITEM 6.     EXHIBITS

Exhibit No.	Description (1)

10.1
Amended and Restated Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated January 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

10.2
Employment Agreement by and between MasTec, Inc. and George Pita, dated January 23, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

10.3
Employment Agreement, dated March 31, 2014, between MasTec, Inc. and Alberto de Cardenas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.4
First Amendment to the Employment Agreement between MasTec, Inc. and Jose R. Mas, dated March 31, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.5
First Amendment to the Employment Agreement between MasTec, Inc. and George Pita, dated March 31, 2014, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.6
First Amendment to the Employment Agreement between MasTec, Inc. and Robert E. Apple, dated March 31, 2014, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

(1)	SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.

*	Filed herewith.

+	Management contract or compensation plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	May 1, 2014
/s/ JOSE R. MAS
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description (1)
10.1
Amended and Restated Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated January 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

10.2
Employment Agreement by and between MasTec, Inc. and George Pita, dated January 23, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

10.3
Employment Agreement, dated March 31, 2014, between MasTec, Inc. and Alberto de Cardenas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.4
First Amendment to the Employment Agreement between MasTec, Inc. and Jose R. Mas, dated March 31, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.5
First Amendment to the Employment Agreement between MasTec, Inc. and George Pita, dated March 31, 2014, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.6
First Amendment to the Employment Agreement between MasTec, Inc. and Robert E. Apple, dated March 31, 2014, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

(1)	SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.

*	Filed herewith.

+	Management contract or compensation plan arrangement.