Form 10-Q
period 2014-06-30
MASTEC INC
filed 2014-08-11
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Commission File Number 001-08106
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
    Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of August 6, 2014, MasTec, Inc. had 81,808,494 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC
FORM 10-Q
QUARTER ENDED JUNE 30, 2014

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$1,104,556	$977,624	$2,068,585	$1,896,272
Costs of revenue, excluding depreciation and amortization	950,889	822,655	1,791,943	1,614,154
Depreciation and amortization	36,755	33,602	70,249	65,355
General and administrative expenses	54,237	51,900	107,564	100,785
Interest expense, net	12,949	11,838	24,952	21,883
Loss on extinguishment of debt	—	—	—	5,624
Other (income) expense, net	(2,051)	322	(4,007)	(504)
Income from continuing operations before income taxes	$51,777	$57,307	$77,884	$88,975
Provision for income taxes	(19,714)	(21,776)	(29,630)	(34,124)
Net income from continuing operations	$32,063	$35,531	$48,254	$54,851
Discontinued operations:
Net loss from discontinued operations (See Note 4)	$(149)	$(484)	$(272)	$(1,431)
Net income	$31,914	$35,047	$47,982	$53,420
Net (loss) income attributable to non-controlling interests	(136)	106	(91)	109
Net income attributable to MasTec, Inc.	$32,050	$34,941	$48,073	$53,311
Earnings per share: (See Note 2)
Basic earnings (loss) per share:
Continuing operations	$0.41	$0.46	$0.62	$0.71
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Total basic earnings per share (a)	$0.41	$0.46	$0.62	$0.70
Basic weighted average common shares outstanding	78,269	76,741	77,810	76,675
Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.42	$0.56	$0.65
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Total diluted earnings per share (a)	$0.37	$0.41	$0.56	$0.63
Diluted weighted average common shares outstanding	86,730	84,558	86,675	84,337

(a)	Earnings per share calculations may contain slight summation differences due to rounding.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$31,914	$35,047	$47,982	$53,420
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (See Note 13)	7,678	(5,952)	2,343	(6,775)
Changes in value of available-for-sale securities, net of tax (See Note 13)	—	(687)	—	(466)
Other comprehensive income (loss)	$7,678	$(6,639)	$2,343	$(7,241)
Comprehensive income	$39,592	$28,408	$50,325	$46,179
Comprehensive (loss) income attributable to non-controlling interests	(136)	106	(91)	109
Comprehensive income attributable to MasTec, Inc.	$39,728	$28,302	$50,416	$46,070

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$15,924	$22,927
Accounts receivable, net of allowance	1,288,672	1,134,693
Inventories, net	115,627	70,185
Prepaid expenses and other current assets, including discontinued operations (See Note 4)	69,429	79,221
Total current assets	$1,489,652	$1,307,026
Property and equipment, net	618,672	488,132
Goodwill	983,133	902,044
Other intangible assets, net	230,592	165,606
Other long-term assets, including discontinued operations (See Note 4)	73,821	60,390
Total assets	$3,395,870	$2,923,198
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$76,914	$51,376
Accounts payable	494,090	424,917
Accrued salaries and wages	63,845	66,455
Other accrued expenses	69,401	71,448
Acquisition-related contingent consideration, current	36,479	67,226
Billings in excess of costs and earnings	109,805	121,641
Other current liabilities, including discontinued operations (See Note 4)	17,940	26,162
Total current liabilities	$868,474	$829,225
Acquisition-related contingent consideration, net of current portion	116,929	112,370
Long-term debt	1,088,666	765,425
Long-term deferred tax liabilities, net	186,538	154,763
Other liabilities	43,949	40,357
Total liabilities	$2,304,556	$1,902,140
Commitments and contingencies (See Note 16)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 87,036,192 and 86,725,372 as of June 30, 2014 and December 31, 2013, respectively	8,704	8,672
Capital surplus	776,301	822,836
Contributed shares	6,002	6,002
Retained earnings	389,937	341,864
Accumulated other comprehensive loss	(10,943)	(13,286)
Treasury stock, at cost: 5,262,831 and 9,467,286 shares as of June 30, 2014 and December 31, 2013, respectively	(83,385)	(150,000)
Total MasTec, Inc. shareholders’ equity	$1,086,616	$1,016,088
Non-controlling interests	$4,698	$4,970
Total equity	$1,091,314	$1,021,058
Total liabilities and equity	$3,395,870	$2,923,198

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$47,982	$53,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,249	65,355
Non-cash interest expense, including write-off of deferred financing costs on redeemed debt	4,642	6,036
Non-cash stock-based compensation expense	7,480	6,617
Excess tax benefit from stock-based compensation	(3,386)	(1,462)
Provision for deferred income taxes	11,160	7,109
Provision for losses on construction projects, net	(978)	1,387
Provision for losses on operating assets	438	2,851
(Gains) losses on sales of assets, including impairment charges on discontinued operations	(2,593)	(1,752)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(21,270)	(178,566)
Inventories	(37,140)	17,124
Other assets, current and non-current portion	4,655	16,593
Accounts payable and accrued expenses	(8,916)	14,869
Billings in excess of costs and earnings	(12,258)	8,046
Book overdrafts	(1,355)	7,989
Other liabilities, current and non-current portion	(3,391)	(2,759)
Net cash provided by operating activities	$55,319	$22,857
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	(162,901)	(120,544)
Capital expenditures	(67,566)	(57,527)
Proceeds from sale of property and equipment	8,752	5,123
Proceeds from other investments, net	573	4,931
Net cash used in investing activities	$(221,142)	$(168,017)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility	815,840	499,666
Repayments of credit facility	(463,713)	(558,596)
Proceeds from issuance of senior notes	—	400,000
Repayment of senior notes, including convertible notes	(105,325)	(150,000)
Repayments of other borrowings	(7,220)	(18,570)
Payments of capital lease obligations	(23,023)	(21,139)
Payments of tax withholdings and proceeds from stock-based awards, net	(578)	3,982
Excess tax benefit from stock-based compensation	3,386	1,462
Payments of acquisition-related contingent consideration	(58,902)	(12,848)
Payments of financing costs, including call premiums on extinguishment of debt	(1,298)	(11,685)
Net cash provided by financing activities	$159,167	$132,272
Net decrease in cash and cash equivalents	(6,656)	(12,888)
Net effect of currency translation on cash	(347)	(274)
Cash and cash equivalents - beginning of period	22,927	26,767
Cash and cash equivalents - end of period	$15,924	$13,605
Cash and cash equivalents of discontinued operations	$—	$310
Cash and cash equivalents of continuing operations	$15,924	$13,295

Supplemental cash flow information:
Interest paid	$20,247	$17,801
Income taxes paid, net of refunds	$29,901	$41,625
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$44,574	$56,622
Equipment acquired under financing arrangements	$5,780	$23,406
Value of acquisition-related contingent consideration	$33,612	$26,721
Value of premium shares issued for convertible notes	$114,785	$—
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, such as: petroleum and natural gas pipeline infrastructure; wireless, wireline/fiber and satellite communications; electrical utility transmission and distribution; power generation; and industrial infrastructure. MasTec’s customers are in these industries. MasTec reports its results in five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial; and (5) Other. See Note 15 - Segments and Related Information.
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
Principles of Consolidation
The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income. The Company’s investments in entities in which the Company does not have a controlling interest, but has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as long-term assets in the condensed unaudited consolidated balance sheets. Income or loss from these investments is recorded in other income or expense, net, in the condensed unaudited consolidated statements of operations. The Company's investments in entities in which the Company does not have the ability to exert significant influence are accounted for using the cost method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange prevailing during the applicable period. Gains or losses resulting from transactions executed in a foreign currency are included in other income or expense, net. The Company does not currently have any subsidiaries that operate in highly inflationary environments. The results of operations and financial position of any discontinued operations are aggregated and presented separately from the Company's continuing operations in the condensed unaudited consolidated financial statements for all periods presented.
Investments in Affiliates and Other Entities
In the ordinary course of business, the Company enters into various investment arrangements, which may include equity interests in business entities including contractual joint ventures or other forms of equity participation. Additionally, the Company's ordinary course investments may include financing arrangements, such as the extension of loans. Under certain of these arrangements, the Company provides infrastructure construction services to or through these equity investees and/or joint ventures. The Company's management determines whether such investments involve a variable interest entity (“VIE”) based on the characteristics of the particular entity. If management determines that the particular entity is a VIE, then management determines if the Company is the primary beneficiary of the entity and whether or not consolidation of the VIE within the Company's financial statements is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. If management determines that the Company is the primary beneficiary of a VIE, then the VIE would be consolidated, and the other party’s equity interest in the VIE would be accounted for as a non-controlling interest. As of June 30, 2014, the Company was not the primary beneficiary of any VIE. In cases where management determines that the Company has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE, such amounts are consolidated on a basis proportional to MasTec’s ownership interest in the unincorporated entity.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue and gross profit or loss, in particular, on long-term construction contracts, which rely upon estimates of costs to complete projects, ultimate project gross profit and the amount of contract price adjustments that are probable; allowances for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, convertible debt obligations and investments in cost and equity method investees; asset lives used in computing depreciation and amortization, including amortization of intangible assets; share-based compensation; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the condensed unaudited consolidated financial statements.
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
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon evidence such as engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of June 30, 2014 and December 31, 2013, the Company had approximately $68 million and $79 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being negotiated in the normal course of business, including arbitration and other proceedings. These contract price adjustments represent management's best estimate of additional contract revenues that have been earned and that management believes are probable of collection. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts, which are primarily expected to be billed and collected within one year.
Except for adoption of the accounting pronouncement discussed below, there have been no material changes to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
New Accounting Pronouncements
Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this ASU is that a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance and will be required to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosure of assumptions and estimates where significant judgment has been applied. ASU 2014-09 is effective using either the retrospective or cumulative effect transition method for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Only disposals of components of an entity representing a strategic shift that has, or will have, a major effect on an entity’s operations and financial results should be reported as discontinued operations under ASU 2014-08. Examples include a disposal of a major geographical area, a major line of business, or a major equity method investment. ASU 2014-08 also requires expanded disclosures about discontinued operations and requires disclosures about individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to MasTec:
Net income, continuing operations - basic (a)	$32,199	$35,425	$48,345	$54,742
Interest expense, net of tax, 2009 Convertible Notes	68	79	146	157
Net income, continuing operations - diluted	$32,267	$35,504	$48,491	$54,899
Net loss from discontinued operations - basic and diluted (a)	(149)	(484)	(272)	(1,431)
Net income attributable to MasTec - diluted	$32,118	$35,020	$48,219	$53,468
Weighted average shares outstanding:
Weighted average shares outstanding - basic	78,269	76,741	77,810	76,675
Dilutive common stock equivalents	750	776	799	781
Dilutive premium shares, 2011 Convertible Notes	7,024	6,235	7,320	6,075
Dilutive shares, 2009 Convertible Notes	687	806	746	806
Weighted average shares outstanding - diluted	86,730	84,558	86,675	84,337

(a)	Calculated as total net income less amounts attributable to non-controlling interests.
Outstanding Convertibles Notes - Diluted Share Impact
As of June 30, 2014, the Company had $100 million aggregate principal amount of 4.25% senior convertible notes outstanding (the "4.25% Convertible Notes"), composed of $97.0 million of 4.25% Convertible Notes issued in 2011 (the “2011 4.25% Notes”) and approximately $3.0 million of 4.25% Convertible Notes issued in 2009 (the “2009 4.25% Notes”). In June 2014, $115 million aggregate principal amount of 4.0% senior convertible notes (the "4.0% Convertible Notes") matured. Upon maturity, the 4.0% Convertible Notes were converted by the holders and the Company paid $105.3 million in cash and issued 4.2 million shares of common stock in respect of such notes. The 4.0% Convertible Notes were composed of $105.3 million of 4.0% Convertible Notes issued in 2011 (the "2011 4.0% Notes") and $9.6 million of 4.0% Convertible Notes issued in 2009 (the "2009 4.0% Notes"). The 2009 4.0% Notes and the 2009 4.25% Notes are collectively referred to as the "2009 Convertible Notes," and the 2011 4.0% Notes and the 2011 4.25% Notes are collectively referred to as the "2011 Convertible Notes." See Note 9 - Debt for additional information.
Dilutive shares associated with the 2009 Convertible Notes are attributable to the underlying principal amounts. The number of common shares issuable upon conversion of the Company’s 2009 Convertible Notes is reflected in the calculation of weighted average diluted earnings per share for the corresponding periods by application of the “if-converted” method to the extent its effect on the computation of earnings per share from continuing operations is dilutive. Under the “if-converted” method, net income from continuing operations is adjusted to add back the after-tax amount of interest recognized for the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to the number of weighted average shares outstanding. The 2011 Convertible Notes have an optional cash settlement feature under which the Company settled the principal amount of the 2011 4.0% Notes in cash, and the Company intends to settle in cash the principal amount of the 2011 4.25% Notes. Given the Company's intention, dilutive shares associated with the 2011 Convertible Notes are derived from the premium value of the notes in excess of their principal amount, calculated using the treasury stock method. The Company refers to these shares as the "premium shares."

The 2011 4.0% Notes, which matured and were converted in June 2014, were convertible at $15.76 per share, and the 2011 4.25% Notes are convertible at $15.48 per share. The calculations underlying the number of premium shares included in the Company’s diluted share count for the periods indicated are as follows (in thousands, except per share amounts):

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
	2014	2013		2014	2013
Premium Share Information:	2011 4.25% Notes	2011 4.0% Notes	2011 4.25% Notes	2011 4.25% Notes	2011 4.0% Notes	2011 4.25% Notes
Number of conversion shares, principal amount	6,268	6,683	6,268	6,268	6,683	6,268
Weighted average actual per share price	$37.68	$30.13	$30.13	$37.82	$29.43	$29.43
Weighted average premium value	$139,170	$96,021	$91,837	$140,047	$91,325	$87,433
Weighted average equivalent premium shares	3,693	3,187	3,048	3,703	3,104	2,971
There were 3.3 million and 3.6 million weighted average equivalent premium shares included in the Company's dilutive share calculation for the three and six month periods ended June 30, 2014, respectively, related to the 2011 4.0% Notes, as calculated based on the average price per share of the Company's common stock from the beginning of the respective periods through June 15, 2014, the date of maturity. The Company's outstanding share count for the three and six month periods ended June 30, 2014 also included 0.6 million and 0.3 million weighted average shares, respectively, related to the 3.6 million premium shares issued upon maturity and conversion of the 2011 4.0% Notes. In addition, there were a total of 0.6 million shares included in the Company's diluted share count for the three and six month periods ended June 30, 2014 related to the 2009 4.0% Notes, which also matured and were converted in June 2014. See Note 9 - Debt.
Diluted Shares, Other Information
A total of 304,600 and 182,218 weighted average anti-dilutive common stock equivalents were not included in the Company's diluted earnings per share calculations for the three and six month periods ended June 30, 2014, respectively, and a total of 123,077 and 61,878 weighted average anti-dilutive common stock equivalents were not included in the Company's diluted earnings per share calculations for the three and six month periods ended June 30, 2013.
Note 3 – Acquisitions
Allocations of purchase prices for acquisitions are based on estimates of the fair value of consideration paid and of the net assets acquired and are subject to adjustment upon finalization of these fair value estimates. The Company acquired several businesses during 2013 and 2014, as discussed below and in Note 3 - Acquisitions in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. As of June 30, 2014, the allocations of purchase price to the fair values of tangible and intangible assets and liabilities, including the estimated values of contingent earn-out obligations and the estimated useful lives of acquired assets for certain acquisitions are provisional and remain preliminary. Management continues to assess the valuation of these items and any ultimate purchase price adjustments that may result based on the final net assets and net working capital of the acquired businesses, as prescribed in the corresponding purchase agreements.
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
2014 Acquisitions
Pacer
Effective June 1, 2014, MasTec acquired all of the issued and outstanding equity interests of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, "Pacer"). Pacer is a western Canadian civil construction services company, headquartered in Calgary, Alberta, Canada.  Pacer’s services include infrastructure construction in support of the oil and gas production, processing, mining and transportation industries. Pacer, a leading contractor in the Canadian oil sands, is expected to significantly enhance MasTec's ability to lead the development of energy infrastructure work in western Canada and take advantage of the associated rapidly expanding opportunities anticipated for energy infrastructure work in North America in the coming years. Pacer is reported within the Company's Oil and Gas segment.

The following table summarizes the preliminary estimated fair values of consideration paid and the identifiable assets acquired and liabilities assumed as of the date of acquisition (in millions):

Purchase price consideration:	June 1, 2014
Cash	$126.5
Fair value of contingent consideration (earn-out liability)	24.3
Total consideration transferred	$150.8
Identifiable assets acquired and liabilities assumed:
Current assets	$118.4
Equity method investments	3.5
Other long-term assets	8.7
Property and equipment	72.8
Pre-qualifications	39.2
Finite-lived intangible assets	19.6
Current liabilities	(48.0)
Long-term debt	(87.0)
Deferred income taxes	(29.3)
Total identifiable net assets	$97.9
Goodwill	$52.9
Total net assets acquired, including goodwill	$150.8
The fair values and weighted average useful lives of Pacer's acquired finite-lived intangible assets as of the date of acquisition were assigned as follows:

	Fair Value	Weighted Average Useful Life
Amortizing intangible assets:	(in millions)	(in years)
Backlog	$5.4	2
Non-compete agreements	2.3	8
Customer relationships	11.9	9
Total acquired amortizing intangibles	$19.6	7
Finite-lived intangible assets will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to Pacer's pre-qualifications with companies in the oil and gas industry has been assigned an indefinite life as the pre-qualifications are not expected to expire or diminish in value, and the companies to which they relate have extremely long operating histories. Goodwill arising from the acquisition represents the estimated value of Pacer's geographic presence in key high growth Canadian markets, its assembled workforce, its management team's industry-specific project management expertise and synergies expected to be achieved from the combined operations of Pacer and MasTec. The goodwill balance is not tax deductible.
The value of the current assets and property and equipment acquired and current liabilities assumed include Pacer’s undivided interest in an unincorporated VIE that provides civil construction services, and is accounted for on a proportional basis. The equity method investments include two entities that provide heavy industrial construction services. For both the three and six month periods ended June 30, 2014, revenue recognized by the Company for infrastructure construction services on behalf of these business entities totaled $1.0 million, and as of June 30, 2014, receivables from infrastructure construction services provided by Pacer, including acquired receivables, totaled $8.1 million. As of June 30, 2014, other amounts due Pacer from its equity method investees and joint venture included aggregate financing receivables of $12.1 million, of which $4.7 million was included in other current assets and $7.4 million was included in other long-term assets. In connection with these business entities, Pacer has issued performance guarantees, on a joint and several basis with its other joint venture partners or other shareholders in such entities, of approximately $225.0 million, and has approximately $35.0 million of other financial guarantees, of which the Company believes an immaterial amount is at risk as of June 30, 2014, as most of the related projects are completed, substantially completed, or on schedule with no material issues or delays anticipated. The Company believes these receivables and guarantees represent variable interests. Pacer does not have the power to control the primary activities, nor is it the primary beneficiary of, these business entities. The Company may provide financial support to these business entities in the future.
The contingent earn-out obligation is equal to 25% of the excess, if any, of Pacer’s earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) above certain thresholds for a five-year period, as set forth in the purchase agreement, and is payable annually in cash. The fair value of the earn-out liability was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-weighted EBITDA projections. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement is estimated to be between $0 and $63 million; however, there is no maximum earn-out payment amount.

Other 2014 Acquisitions
Effective April 1, 2014, MasTec acquired 100% of a telecommunications services firm that specializes in the installation of in-home security systems for an aggregate purchase price composed of approximately $18.1 million in cash and a five year earn-out, valued at $0.6 million as of the date of acquisition. Additionally, effective January 1, 2014, MasTec acquired 100% of a telecommunications services firm that specializes in the engineering, installation, furnishing and integration of telecommunications equipment for an aggregate purchase price composed of approximately $23.8 million in cash and a five year earn-out, valued at $8.7 million as of the date of acquisition. These companies are included in MasTec's Communications segment.
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

Measurement Period Adjustments
Measurement period adjustments associated with the Company's 2013 acquisitions have been reflected in the Company's December 31, 2013 consolidated balance sheet as follows (in millions):

As of December 31, 2013:	As Previously Reported	Measurement Period Adjustments	As Revised
Current assets	$1,306.0	$1.0	$1,307.0
Goodwill	$899.4	$2.6	$902.0
Current liabilities	$825.5	$3.7	$829.2
Long-term deferred tax liabilities, net	$154.9	$(0.1)	$154.8

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Pro forma financial information:	(unaudited, in millions)		(unaudited, in millions)
Revenue	$1,161.9	$1,135.9	$2,186.4	$2,249.9
Net income from continuing operations	$33.3	$37.2	$47.9	$64.2

Results of Businesses Acquired
Revenues and net income resulting from the year over year incremental impact of acquired businesses, which are included within the Company's consolidated results of operations for the periods indicated, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Year over year impact of acquired businesses:	(unaudited, in millions)		(unaudited, in millions)
Revenue	$89.4	$85.6	$209.2	$128.7
Net income from continuing operations	$1.1	$3.5	$2.2	$5.3
The above results do not include acquisition costs of $1.2 million and $0.8 million for the three month periods ended June 30, 2014 and June 30, 2013, respectively, and $1.5 million and $1.3 million for the six month periods ended June 30, 2014 and June 30, 2013, respectively. The above results also do not include interest expense associated with consideration paid for these acquisitions.
Note 4 – Discontinued Operations
Globetec
In 2012, the Company's board of directors approved a plan of sale for Globetec Construction, LLC ("Globetec"). Accordingly, Globetec's projects and assets are reflected as assets and liabilities of discontinued operations in the condensed unaudited consolidated balance sheets for all periods presented, and Globetec's results of operations are presented as discontinued operations in the condensed unaudited consolidated statements of operations for all periods presented. Effective August 31, 2013, the Company sold all of its membership interests in Globetec for nominal consideration and retained certain contingent assets and liabilities. As of June 30, 2014, the Company had certain outstanding surety bonds associated with Globetec, for which the work had been substantially completed. The Company believes that there was an insignificant amount at risk under these surety bonds as of June 30, 2014. The Company is not obligated and does not intend to support Globetec in the future.
The following table contains a summary of the contingent assets and liabilities associated with Globetec that were retained by the Company as of June 30, 2014 and as of December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
Current assets	$2.1	$2.3
Long-term assets	10.1	10.1
Assets of discontinued operations	$12.2	$12.4
Current liabilities of discontinued operations	$1.2	$1.2
The following table presents results from discontinued operations associated with the Globetec operation for the periods indicated (in millions):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Revenue	$6.9	$13.2
Loss from operations, before tax	(0.9)	(2.1)
Impairment of assets, before tax	(0.3)	(0.3)
Income tax benefit	0.7	1.0
Net loss from discontinued operations	$(0.5)	$(1.4)
For the three and six month periods ended June 30, 2014, net loss from discontinued operations, which related primarily to certain contingencies, totaled $0.1 million and $0.3 million, respectively.

Note 5 - Goodwill and Other Intangible Assets
The following table provides a reconciliation of changes in goodwill by reportable segment (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Balance as of December 31, 2013	$326.8	$307.7	$149.9	$117.6	$902.0
Additions from new business combinations	28.6	52.9	—	—	81.5
Currency translation adjustments	—	0.9	—	—	0.9
Other adjustments	$(1.3)	$—	$—	$—	$(1.3)
Balance as of June 30, 2014	$354.1	$361.5	$149.9	$117.6	$983.1

The following table provides a reconciliation of changes in other intangible assets (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Gross carrying amount as of December 31, 2013	$34.8	$59.4	$128.4	$22.5	$245.1
Accumulated amortization			$(67.7)	$(11.8)	$(79.5)
Other intangible assets, net, as of December 31, 2013	$34.8	$59.4	$60.7	$10.7	$165.6
Additions from new business combinations	—	39.2	32.4	2.7	74.3
Amortization expense			(9.4)	(1.0)	(10.4)
Currency translation adjustments	—	0.7	0.3	0.1	1.1
Other intangible assets, net, as of June 30, 2014	$34.8	$99.3	$84.0	$12.5	$230.6
(a) Consists principally of amortizing trade names and non-compete agreements.
Amortization expense associated with intangible assets for the three month periods ended June 30, 2014 and 2013 totaled $5.8 million and $5.3 million, respectively. Amortization expense associated with intangible assets for the six month periods ended June 30, 2014 and 2013 totaled $10.4 million and $9.4 million, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2014, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. Acquisition-related contingent consideration measured at fair value on a recurring basis represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after January 1, 2009, in accordance with U.S. GAAP ("141R contingent consideration"). The fair value of the Company's 141R contingent consideration, which was determined using Level 3 inputs, totaled $152.4 million and $165.4 million, respectively, as of June 30, 2014 and December 31, 2013. The fair value of 141R contingent consideration is based on management’s estimates and entity-specific assumptions and is evaluated on an on-going basis.
Additions to 141R contingent consideration from new acquisitions totaled $24.9 million and $33.6 million for the three and six month periods ended June 30, 2014, respectively, and totaled $26.7 million for both the three and six month periods ended June 30, 2013. The Company paid approximately $47.0 million in connection with 141R contingent consideration for both the three and six month periods ended June 30, 2014, and paid approximately $2.0 million and $2.7 million for the three and six month periods ended June 30, 2013, respectively. Foreign currency translation losses associated with 141R contingent consideration included in other comprehensive income totaled $1.7 million and $0.4 million for the three and six month periods ended June 30, 2014, respectively. Foreign currency translation gains associated with 141R contingent consideration included in other comprehensive income totaled $1.4 million and $1.8 million for the three and six month periods ended June 30, 2013, respectively.
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

Carrying amounts and estimated fair values of selected financial instruments measured on a non-recurring basis as of the dates indicated were as follows (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes	$400.0	$390.0	$400.0	$380.0
2009 Convertible Notes	$3.0	$6.0	$12.6	$26.6
2011 Convertible Notes	$95.7	$193.9	$198.3	$428.3
The estimated fair values of the Company’s 4.875% Senior Notes, 2009 Convertible Notes and 2011 Convertible Notes are based on quoted market prices, a Level 1 input. The Company's 4.0% Convertible Notes, composed of $105.3 million of 2011 4.0% Notes and $9.6 million of 2009 4.0% Notes, matured and were converted in June 2014. See Note 9 - Debt.
The Company accounts for certain investments using the cost or equity method of accounting. These investments had aggregate values of $19.3 million and $15.8 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of the Company's cost and equity method investments is not readily available nor has the Company estimated the fair value of these investments. The Company is not aware of any identified events or changes in circumstance that would have a significant adverse effect on the carrying value of any of its cost or equity method investments as of June 30, 2014 and December 31, 2013.
Note 7 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	June 30, 2014	December 31, 2013
Contract billings	$702.9	$606.5
Retainage	140.8	159.3
Costs and earnings in excess of billings	463.2	384.6
Accounts receivable, gross	$1,306.9	$1,150.4
Less allowance for doubtful accounts	(18.2)	(15.7)
Accounts receivable, net	$1,288.7	$1,134.7

Provisions for doubtful accounts were $0.8 million and $2.5 million, respectively, for the six month periods ended June 30, 2014 and 2013.

Note 8 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	June 30, 2014	December 31, 2013
Land	$4.6	$4.8
Buildings and leasehold improvements	19.0	18.0
Machinery and equipment	879.4	727.1
Office furniture and equipment	114.4	102.5
Construction in progress	18.3	11.0
Total property and equipment	$1,035.7	$863.4
Less accumulated depreciation and amortization	(417.0)	(375.3)
Property and equipment, net	$618.7	$488.1
Depreciation and amortization expense associated with property and equipment for the three month periods ended June 30, 2014 and 2013 totaled $30.9 million and $28.3 million, respectively. Depreciation and amortization expense associated with property and equipment for the six month periods ended June 30, 2014 and 2013 totaled $59.8 million and $55.9 million, respectively.
Note 9 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2014	December 31, 2013
Senior secured credit facility	October 29, 2018	$398.4	$53.0
4.875% senior notes	March 15, 2023	400.0	400.0
2011 4.0% senior convertible notes	June 15, 2014	—	103.8
2011 4.25% senior convertible notes	December 15, 2014	95.7	94.5
2009 4.0% senior convertible notes	June 15, 2014	—	9.6
2009 4.25% senior convertible notes	December 15, 2014	3.0	3.0
Other credit facilities	Varies	46.8	—
Capital lease obligations, weighted average interest rate of 2.9%	In installments through June 13, 2021	169.2	126.0
Notes payable, equipment, weighted average interest rate of 3.2%	In installments through May 1, 2018	52.5	26.9
Total debt		$1,165.6	$816.8
Less current maturities		(76.9)	(51.4)
Long-term debt		$1,088.7	$765.4
Senior Secured Credit Facility
On June 25, 2014, the Company amended its senior secured credit facility, referred to as the Credit Facility, to increase aggregate borrowing commitments from $750 million to $1 billion, add the capability to borrow in Mexican pesos in addition to Canadian dollars, and increase the maximum amount that can be borrowed in alternate currencies to $200 million from $100 million. The amended Credit Facility, which matures on October 29, 2018, retains its accordion feature that permits the Company to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of up to $250 million. As of June 30, 2014 and December 31, 2013, the Company had outstanding revolving loans under the Credit Facility of $398.4 million and $53.0 million, respectively, which accrued interest at a weighted average rate of approximately 2.64% and 2.14% per annum, respectively. Letters of credit of approximately $132.8 million and $134.8 million were issued as of June 30, 2014 and December 31, 2013, respectively. The remaining borrowing capacity of $469.2 million and $562.1 million as of June 30, 2014 and December 31, 2013, respectively, was available for revolving loans, or up to $317.2 million and $315.2 million, respectively, of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2014, interest on issued letters of credit accrued at 0.875% per annum for performance standby letters of credit and at 1.75% per annum for financial standby letters of credit. As of December 31, 2013, interest on issued letters of credit accrued at 0.75% per annum for performance standby letters of credit and at 1.5% per annum for financial standby letters of credit. The unused facility fee was 0.35% and 0.30% as of June 30, 2014 and December 31, 2013, respectively. The Credit Facility is guaranteed by certain subsidiaries of the Company.
For additional information regarding the Credit Facility, see Note 9 - Debt in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 and the Company's Current Report on Form 8-K filed with the SEC on June 30, 2014.

Other Credit Facilities. During 2014, the Company entered into or assumed other credit facility arrangements to support the short-term working capital requirements of its foreign operations. As of June 30, 2014, the Company had maximum borrowing capacity totaling $70.3 million under these credit facilities, of which $11.2 million was available for letters of credit. Outstanding borrowings and issued letters of credit totaled $46.8 million and $10.5 million, respectively, as of June 30, 2014, and accrued interest at weighted average rates of 3.75% and 1.80%, respectively. The Company's other credit facilities, which have varying dates of maturity through March 3, 2015, are generally renewed on an annual basis. Outstanding borrowings under other credit facilities that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of other credit facility borrowings are classified within long-term debt in the Company's condensed unaudited consolidated balance sheets as of June 30, 2014. The Company's other credit facilities are subject to customary provisions and covenants, and the Company was in compliance with all such provisions and covenants as of June 30, 2014.
Senior Convertible Notes
The 4.0% Convertible Notes, composed of $105.3 million principal amount of 2011 4.0% Notes and $9.6 million principal amount of 2009 4.0% Notes, matured and were converted in June 2014. The 2009 4.0% Notes were convertible at a rate of 63.4417 shares of MasTec common stock per $1,000 principal amount thereof, representing an initial conversion price of approximately $15.76 per share, which resulted in MasTec issuing an aggregate of 0.6 million shares of its common stock at maturity. The 2011 4.0% Notes were substantially identical to the 2009 4.0% Notes, except that the 2011 4.0% Notes had an optional physical (share), cash or combination settlement feature. In accordance with the Company's previously stated intent, it settled the principal amount of the 2011 4.0% Notes in cash, and the premium value in shares of common stock. Pursuant to the formula contained in the indenture governing the 2011 4.0% Notes, the Company issued 3.6 million shares of common stock to settle the premium value of such notes. The value of shares issued to settle the premium was $114.8 million, which was based on the closing price of the Company's common stock on the date the shares were issued. The 4.2 million aggregate shares issued in settlement of the 4.0% Convertible Notes were issued from the Company's treasury stock. See Note 13 - Equity.
Unamortized debt discount and financing costs associated with the 2011 4.25% Notes totaled $1.3 million as of June 30, 2014. Unamortized debt discount and financing costs associated with both the 2011 4.25% Notes and the 2011 4.0% Notes totaled $4.0 million as of December 31, 2013. The 4.0% Convertible Notes matured in June 2014 and the 4.25% Convertible Notes mature in December 2014. The Company settled the principal amount of the 2011 4.0% Notes with proceeds from the Credit Facility and the premium value in shares of common stock. The Company expects to settle the principal amount of its 2011 4.25% Notes on a long-term basis with proceeds from the Credit Facility, or through other sources of available funding, and the premium value in shares, and, therefore, has reflected the carrying amounts of these notes within long-term debt in the Company's condensed unaudited consolidated balance sheets.
For additional information regarding the Company's senior convertible notes, see Note 9 - Debt in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.
Debt Guarantees and Covenants
The Company’s 4.875% Senior Notes, 2011 Convertible Notes and 2009 Convertible Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the Credit Facility or other outstanding indebtedness. See Note 18 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information.
MasTec was in compliance with all provisions and covenants pertaining to its outstanding debt instruments as of June 30, 2014 and December 31, 2013.
Interest Expense, Net
The following table provides details of interest expense, net, for the periods indicated (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense:
Contractual and other interest expense	$10.6	$9.6	$20.4	$17.5
Accretion of senior convertible note discount	1.4	1.3	2.8	2.6
Amortization of deferred financing costs	0.9	1.0	1.9	2.0
Total interest expense	$12.9	$11.9	$25.1	$22.1
Interest income	(0.0)	(0.1)	(0.1)	(0.2)
Interest expense, net	$12.9	$11.8	$25.0	$21.9

Note 10 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide financing for machinery and equipment, which expire on various dates. The gross amount of assets held under capital leases as of June 30, 2014 and December 31, 2013 totaled $267.2 million and $199.6 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $200.6 million and $141.3 million as of June 30, 2014 and December 31, 2013, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. Rent expense relating to operating leases that have non-cancelable terms in excess of one year was approximately $17.3 million and $12.6 million for the three month periods ended June 30, 2014 and 2013, respectively, and $33.3 million and $24.5 million for the six month periods ended June 30, 2014 and 2013, respectively. The Company also incurred expenses relating to facilities, vehicles and equipment having original terms of one year or less of approximately $40.4 million and $39.0 million for the three month periods ended June 30, 2014 and 2013, respectively, and $88.2 million and $75.9 million for the six month periods ended June 30, 2014 and 2013, respectively.
Note 11 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has certain stock-based compensation plans, under which stock options and restricted share awards are available for issuance or outstanding. Under stock-based compensation plans in effect as of June 30, 2014, there were a total of 6,226,093 shares available for grant or issuance.
Restricted Share Awards
MasTec grants restricted share awards, which are valued based on the market price of MasTec common stock on the date of grant. Total unearned compensation related to restricted share awards as of June 30, 2014 was approximately $19.9 million, which is expected to be recognized over a weighted average period of approximately 1.3 years. The total intrinsic value, or fair value, of restricted share awards that vested, which is based on the market price on the date of vesting, was $0.2 million and $0.4 million for the three month periods ended June 30, 2014 and 2013, respectively, and $6.0 million and $1.1 million for the six month periods ended June 30, 2014 and 2013, respectively.

Activity, restricted share awards:	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2013	1,123,545	$23.78
Granted	315,614	41.36
Vested	(145,560)	19.82
Canceled/forfeited	(13,450)	16.05
Non-vested restricted shares, as of June 30, 2014	1,280,149	$28.64
Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. All outstanding stock options are fully vested.

Activity, stock options:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (a) (in millions)
Options outstanding as of December 31, 2013	495,571	$11.17	1.96	$10.7
Exercised	(210,900)	9.97
Canceled/forfeited	—	—
Options outstanding as of June 30, 2014	284,671	$12.06	1.79	$5.3
Options exercisable as of June 30, 2014	284,671	$12.06	1.79	$5.3

(a)
Amount represents the difference between the exercise price and the market price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during the three month periods ended June 30, 2014 and 2013, which is based on the difference between the exercise price and the market price of the Company’s stock at the date of exercise, was $0.2 million and $2.2 million, respectively. The total intrinsic value of options exercised during the six month periods ended June 30, 2014 and 2013 was $6.5 million and $5.7 million, respectively.

Proceeds from options exercised during the three month periods ended June 30, 2014 and 2013 totaled $0.1 million and $1.5 million, respectively, and totaled $0.8 million and $3.4 million for the six month periods ended June 30, 2014 and 2013, respectively.
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

	Six Months Ended June 30,
Activity, employee stock purchase plan:	2014	2013
Cash proceeds (in millions)	$1.7	$5.5
Common shares issued	62,102	416,397
Weighted average price per share	$26.90	$13.10
Weighted average grant date fair value per share	$6.39	$5.49
Stock-Based Compensation Expense and Tax Benefits
Details of stock-based compensation expense, which is included within general and administrative expense in the condensed unaudited consolidated statement of operations, and related tax benefits for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense	$4.2	$4.3	$7.5	$6.6
Income Tax Effects:
Income tax benefit from stock-based compensation	$1.8	$1.8	$6.6	$3.3
Excess tax benefit from stock-based compensation (a)	$0.1	$0.8	$3.4	$1.5

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

	Multi-Employer Plans
	Covered Employees		Contributions (in millions)
For the Three Months Ended June 30:	Low	High	Pension	Post-Retirement Benefit	Total
2014	1,308	2,167	$8.0	$0.8	$8.8
2013	1,149	2,392	$7.2	$1.1	$8.3
For the Six Months Ended June 30:	Low	High	Pension	Post-Retirement Benefit	Total
2014	1,098	2,167	$15.8	$1.3	$17.1
2013	778	2,392	$15.3	$2.0	$17.3

Note 13 – Equity

Share Activity (in thousands):	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2013	77,258	9,467
Shares issued:
Stock option exercises	211
Restricted share awards	146
Convertible notes, treasury stock reissuances	4,204	(4,204)
Other shares issued, net of shares withheld for taxes	(46)
Balance as of June 30, 2014	81,773	5,263
During the quarter ended June 30, 2014, the Company reissued a total of 4.2 million shares of its treasury stock, which had a cost basis of $66.6 million, related to the settlement of its 4.0% Convertible Notes. See Note 9 - Debt.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the periods indicated are as follows (in thousands):

	For the Six Months Ended June 30,
	2014			2013
	Unrealized (Losses) Gains
	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(7,998)	$(5,288)	$(13,286)	$(105)	$(5,396)	$(5,501)
Activity before reclassifications, net of tax	2,343	—	2,343	(6,775)	(26)	(6,801)
Reclassifications, net of tax	—	—	—	—	(440)	(440)
Activity, net of tax	2,343	—	2,343	(6,775)	(466)	(7,241)
Balance as of June 30	$(5,655)	$(5,288)	$(10,943)	$(6,880)	$(5,862)	$(12,742)
Foreign currency activity is primarily related to the Company's Canadian operations. The Company's Canadian presence has grown in recent years due to acquisitions. See Note 3 - Acquisitions.
Note 14 - Income Taxes
The Company’s consolidated tax rates on income from continuing operations for the three month periods ended June 30, 2014 and 2013 were 38.1% and 38.0%, respectively, and for the six month periods ended June 30, 2014 and 2013 were 38.0% and 38.4%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter(s) in which they occur.
As of June 30, 2014, the Company had $6.6 million of current deferred tax assets, net, and $186.5 million of long-term deferred tax liabilities, net. As of December 31, 2013, current deferred tax assets, net, totaled $16.3 million and long-term deferred tax liabilities, net, totaled $154.8 million.
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

The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline/fiber communications and install-to-the-home, and to a lesser extent, infrastructure for electrical utilities. MasTec performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves the energy and utility end markets and other end markets through the installation and construction of renewable power facilities, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other segment primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.

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

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated continuing operations financial information for total MasTec in the following tables (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2014	2013	2014	2013
Communications	$528.1	$496.6	$975.2	$921.6
Oil and Gas	365.7	296.9	745.5	615.7
Electrical Transmission	114.5	118.6	194.6	203.1
Power Generation and Industrial	94.5	63.3	148.8	152.2
Other	2.7	3.4	5.4	5.7
Eliminations	(0.9)	(1.2)	(0.9)	(2.0)
Consolidated revenue	$1,104.6	$977.6	$2,068.6	$1,896.3

Revenue generated by utilities customers represented 6.3% and 6.5% of Communications segment revenue for the three month periods ended June 30, 2014 and 2013, respectively, and 6.6% and 7.3% of Communications segment revenue for the six month periods ended June 30, 2014 and 2013, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA:	2014	2013	2014	2013
Communications	$57.9	$63.4	$101.4	$109.8
Oil and Gas	35.7	51.2	70.6	93.6
Electrical Transmission	17.0	11.5	20.5	14.9
Power Generation and Industrial	4.0	(8.0)	4.5	(8.2)
Other	0.3	0.4	0.5	0.4
Corporate	(13.4)	(15.8)	(24.4)	(34.3)
Consolidated EBITDA	$101.5	$102.7	$173.1	$176.2

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Depreciation and Amortization:	2014	2013	2014	2013
Communications	$10.0	$9.1	$19.9	$17.4
Oil and Gas	19.9	19.0	38.0	37.7
Electrical Transmission	3.9	2.8	6.7	5.2
Power Generation and Industrial	1.6	1.7	3.1	3.4
Corporate	1.4	1.0	2.5	1.7
Consolidated Depreciation and Amortization	$36.8	$33.6	$70.2	$65.4

The following table presents a reconciliation of EBITDA to consolidated income from continuing operations before income taxes (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA Reconciliation:	2014	2013	2014	2013
EBITDA	$101.5	$102.7	$173.1	$176.2
Less:
Interest expense, net	(12.9)	(11.8)	(25.0)	(21.9)
Depreciation and amortization	(36.8)	(33.6)	(70.2)	(65.4)
Income from continuing operations before income taxes	$51.8	$57.3	$77.9	$89.0
Foreign Operations. MasTec operates throughout North America, primarily in the U.S. and Canada, as well as in parts of Latin America. For the three month periods ended June 30, 2014 and 2013, revenues of $990.0 million and $936.2 million, respectively, were derived from U.S. operations, and $114.6 million and $41.4 million, respectively, were derived from foreign operations, primarily in Canada. For both the six month periods ended June 30, 2014 and 2013, revenues of $1.8 billion were derived from U.S. operations, and $240.6 million and $81.2 million, respectively, were derived from foreign operations, primarily in Canada. Long-lived assets held in the U.S. included property and equipment, net, of $495.0 million and $436.9 million as of June 30, 2014 and December 31, 2013, respectively. Long-lived assets held in foreign countries, primarily in Canada, included property and equipment, net, of $123.7 million and $51.2 million as of June 30, 2014 and December 31, 2013, respectively. Intangible assets and goodwill, net, of $1.0 billion as of both June 30, 2014 and December 31, 2013, related to businesses in the U.S. Intangible assets and goodwill, net, of $204.5 million and $92.9 million as of June 30, 2014 and December 31, 2013, respectively, related to businesses in foreign countries, primarily in Canada.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Customer:
AT&T	25%	21%	24%	20%
DIRECTV®	12%	15%	13%	15%
Enbridge, Inc.	8%	9%	11%	10%

The Company's relationship with AT&T is based upon master service agreements, other service agreements and construction/installation contracts for AT&T's wireless, wireline/fiber and home security and automation businesses. Revenue from AT&T is included in the Communications segment. The Company's relationship with DIRECTV® is based upon an agreement to provide installation and maintenance services for DIRECTV®. Revenue from DIRECTV® is included in the Communications segment. The Company's relationship with Enbridge, Inc. is based upon various construction contracts for natural gas pipelines. Revenue from Enbridge, Inc. is included in the Oil and Gas segment.
Note 16 - Commitments and Contingencies
In addition to the matters discussed below, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it. The outcome of such cases, claims and disputes, including the one set forth below, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its common stock.

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

Power Partners and the SunLight Entities commenced three separate arbitration proceedings against each other to address various disputes that presently exist between the parties on the three Projects. The parties allege, among other things, breach of contract against each other. The arbitrations began in January 2014 and an award is anticipated in the third quarter of 2014. Power Partners believes it has presented meritorious support of its claims against Sunlight and, additionally, believes that it has meritorious defenses against Sunlight’s claims. Power Partners is vigorously pursuing its claims against Sunlight and vigorously defending against Sunlight’s claims.

Power Partners filed municipal liens and construction liens of approximately $50 million for the work performed but the liens were challenged by the SunLight Entities and the Authorities. In March 2014, the New Jersey appellate court found that Power Partners did not have municipal or construction liens on the proceeds of the municipal bonds, and the New Jersey Supreme Court denied Power Partner’s emergency motion to stay the adverse ruling. The Company petitioned the New Jersey Supreme Court to review the New Jersey appellate court’s adverse ruling, and, in July 2014, the New Jersey Supreme Court agreed to review the appellate court's ruling. The timing of the hearing is unknown.

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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2014 and December 31, 2013, there were $132.8 million and $134.8 million, respectively, of letters of credit issued under the Company's Credit Facility. In addition, there were $10.5 million of letters of credit issued under other credit facilities as of June 30, 2014. See Note 9 - Debt. The Company was not aware of any material claims relating to outstanding letters of credit as of June 30, 2014 or December 31, 2013.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2014, the estimated cost to complete projects secured by the Company’s $0.5 billion in performance and payment bonds was $177.7 million. As of December 31, 2013, the estimated cost to complete projects secured by the Company’s $1.1 billion in performance and payment bonds was $297.1 million.

Investments in Affiliates and Other Entities. The Company holds an undivided interest in a contractual joint venture with a third party for the purpose of providing infrastructure services under certain customer contracts. Losses incurred by the joint venture are generally shared equally by the joint venture members, with members of the joint venture jointly and severally liable for all of the obligations of the joint venture. The joint venture agreement provides that each joint venturer indemnify the other parties for any liabilities incurred. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venturer fails or refuses to pay or perform its share of the obligations. As of June 30, 2014, the Company was not aware of any circumstances that would lead to future claims against it for material amounts. As of June 30, 2014, the Company has outstanding commitments associated with its investments in unconsolidated affiliates of approximately $3 million, which are expected to be paid in the third quarter of 2014.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of June 30, 2014 and December 31, 2013, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, totaled $55.0 million and $50.8 million, respectively, of which $34.1 million and $31.3 million, respectively, was reflected within non-current other liabilities in the condensed unaudited consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims as of June 30, 2014 and December 31, 2013 totaled $2.0 million and $2.1 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. These letters of credit amounted to $57.4 million as of both June 30, 2014 and December 31, 2013, respectively. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the condensed unaudited consolidated balance sheets, amounted to $1.3 million and $1.4 million as of June 30, 2014 and December 31, 2013, respectively. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $10.9 million as of both June 30, 2014 and December 31, 2013.
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
The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S. registered multi-employer pension plans, subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law regarding employers who are contributors to U.S. registered multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules to U.S. registered plans that are generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which the Company’s subsidiaries participate are in critical status, benefit reductions may apply and/or the Company could be required to make additional contributions. Based upon the information available to the Company from plan administrators as of June 30, 2014, several of the multi-employer pension plans in which it participates are underfunded and, as a result, the Company could be required to increase its contributions.
On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan that is in critical status. In connection with this withdrawal, a $6.4 million withdrawal liability was established based on an estimate provided by the Central States administrator of such liability as of the date of withdrawal. The Company began paying installments towards this withdrawal liability in 2013, of which $4.8 million was outstanding as of June 30, 2014. The Company withdrew from Central States in order to mitigate its liability in connection with the plan; however, Central States has asserted that the PLCA members did not effectively withdraw in 2011 and are, therefore, responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States demanded $11 million in withdrawal liability from the Company, which included 2011 contribution amounts. The Company is vigorously opposing this demand because it believes that it legally and effectively withdrew from Central States on November 15, 2011. If Central States were to prevail in its assertion that the Company withdrew after that date, then the initial amount of the Company’s withdrawal liability would increase to approximately $11 million. In addition, if Central States were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, there could be additional liability. The Company currently does not have plans to withdraw from any other multi-employer pension plan.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2014 and December 31, 2013, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. The Company has also issued performance and other guarantees in connection with its undivided interest in a contractual joint venture and certain of its equity investees. See Note 3 - Acquisitions. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. MasTec has not historically accrued any reserves for potential warranty claims as they have been immaterial.
Concentrations of Risk. The Company had approximately 410 customers for the six month period ended June 30, 2014. For both the three month periods ended June 30, 2014 and 2013, the Company derived 70% of revenues from its top ten customers. For the six month periods ended June 30, 2014 and 2013, the Company derived 69% and 68%, respectively, of revenues from its top ten customers. See Note 15 - Segments and Related Information for significant customer revenue concentration information.
Note 17 - Related Party Transactions
MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Cross Country Pipeline Supply, Inc. (“CCP”), in which MasTec invested $15 million for a 14.85% ownership interest in the fourth quarter of 2013. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec's Board of Directors, and Jose Mas, MasTec's Chief Executive Officer, serves as the chairman of CCP. In addition, an entity owned by the Mas family, including Jorge and Jose Mas, is a minority shareholder of CCP. MasTec paid CCP approximately $1.8 million and $2.7 million for equipment rentals, leases and servicing for the three and six month periods ended June 30, 2014, respectively.
MasTec leases employees to a customer, in which Jorge Mas and Jose Mas own a minority interest. For both the three month periods ended June 30, 2014 and 2013, MasTec charged approximately $0.2 million to this customer. For both the six month periods ended June 30, 2014 and 2013, MasTec charged approximately $0.3 million to this customer. As of both June 30, 2014 and December 31, 2013, receivables of $0.1 million attributable to this arrangement were outstanding. The Company also provides satellite communication services to this customer. For the three month periods ended June 30, 2014 and 2013, satellite communication revenues relating to this customer were approximately $0.2 million and $0.3 million, respectively. For the six month periods ended June 30, 2014 and 2013, satellite communication revenues relating to this customer were approximately $0.5 million and $0.6 million, respectively. As of June 30, 2014 and December 31, 2013, outstanding receivables from this arrangement totaled $0.5 million and $0.4 million, respectively.

Split Dollar and Deferred Bonus Agreements
On August 11, 2014, Jose Mas, the Company and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the Jose Ramon Mas Irrevocable Trust, dated December 7, 2012 (the “trust”) entered into a split dollar life insurance agreement that replaces the prior split dollar agreement and eliminates the deferred bonus agreement with Jose Mas. Under the new split dollar agreement, MasTec is the sole owner of each of the policies subject to the agreement. The Company will make the premium payments under each of such policies. Upon the death of Jose Mas or the survivor of Jose Mas and his wife (collectively, the “insureds”) under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) all premiums paid by the Company on such policy and (ii) the then cash value of such policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit is payable to the trust or other beneficiary designated by the trustees. In the event of the Company’s bankruptcy or dissolution, the trust shall have the assignable option to purchase any or all of the policies subject to the split dollar agreement from the Company. The purchase price for each policy shall be the greater of (x) all premiums paid by the Company on such policy or (y) the then cash value of such policy (excluding surrender charges or other similar charges or reductions). The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $75 million. The Company is designated as the named fiduciary under the split dollar agreement, and the policy may not be surrendered without the express written consent of the trust. The foregoing description of the split dollar agreement for Jose Mas is only a summary and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

For the three and six month periods ended June 30, 2014, the Company paid less than $0.1 million in connection with the agreements for Jose Mas. For the three and six month periods ended June 30, 2013, no payments were made in connection with the agreements for Jose Mas. MasTec also has a split dollar agreement with Jorge Mas. The Company paid approximately $0.5 million in connection with this agreement for both the three and six month periods ended June 30, 2014, and paid approximately $0.1 million in connection with this agreement for both the three and six month periods ended June 30, 2013. As of June 30, 2014 and December 31, 2013, life insurance assets associated with these agreements of $9.8 million and $10.2 million, respectively, are included within other long-term assets in the condensed unaudited consolidated balance sheets. For additional information regarding the split dollar and deferred bonus agreements with Jorge Mas, see Note 17 - Related Party Transactions in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.
Note 18 – Supplemental Guarantor Condensed Unaudited Consolidating Financial Information
The 2011 Convertible Notes, 2009 Convertible Notes and 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company's existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Company's Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”).  Certain subsidiaries included in the Company's Guarantor Subsidiaries, which are minor individually and in the aggregate, do not guarantee the 4.875% Senior Notes. The Company's subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee any of these notes. A Guarantor Subsidiary's guarantee is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Subsidiary Guarantor, if such Subsidiary Guarantor's guarantee under the Company's Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee), or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Three Months Ended June 30, 2014:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$958.3	$146.4	$(0.1)	$1,104.6
Costs of revenue, excluding depreciation and amortization	—	816.2	134.8	(0.1)	950.9
Depreciation and amortization	—	29.4	7.4	—	36.8
General and administrative expenses	0.7	48.0	5.5	—	54.2
Interest expense, net	—	12.3	0.6	—	12.9
Other income, net	—	(2.0)	—	—	(2.0)
(Loss) income from continuing operations before income taxes	$(0.7)	$54.4	$(1.9)	$—	$51.8
Benefit from (provision for) income taxes	0.3	(20.5)	0.5	—	(19.7)
Net (loss) income from continuing operations	$(0.4)	$33.9	$(1.4)	$—	$32.1
Net loss from discontinued operations	—	—	(0.1)	—	(0.1)
Equity in income from subsidiaries, net of tax	32.5	—	—	(32.5)	—
Net income (loss)	$32.1	$33.9	$(1.6)	$(32.5)	$31.9
Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to MasTec, Inc.	$32.1	$33.9	$(1.4)	$(32.5)	$32.1
Comprehensive income (loss)	$39.7	$33.9	$6.1	$(40.1)	$39.6

For the Three Months Ended June 30, 2013:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$897.0	$82.9	$(2.3)	$977.6
Costs of revenue, excluding depreciation and amortization	—	757.1	67.9	(2.3)	822.7
Depreciation and amortization	—	28.4	5.2	—	33.6
General and administrative expenses	0.7	43.3	7.9	—	51.9
Interest expense, net	—	11.6	0.2	—	11.8
Other expense (income), net	—	0.6	(0.3)	—	0.3
(Loss) income from continuing operations before income taxes	$(0.7)	$56.0	$2.0	$—	$57.3
Benefit from (provision for) income taxes	0.3	(21.5)	(0.6)	—	(21.8)
Net (loss) income from continuing operations	$(0.4)	$34.5	$1.4	$—	$35.5
Net loss from discontinued operations	—	—	(0.5)	—	(0.5)
Equity in income from subsidiaries, net of tax	35.3	—	—	(35.3)	—
Net income (loss)	$34.9	$34.5	$0.9	$(35.3)	$35.0
Net income attributable to non-controlling interests	—	—	0.1	—	0.1
Net income (loss) attributable to MasTec, Inc.	$34.9	$34.5	$0.8	$(35.3)	$34.9
Comprehensive income (loss)	$28.3	$33.9	$(5.1)	$(28.7)	$28.4

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Six Months Ended June 30, 2014:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,755.4	$313.3	$(0.1)	$2,068.6
Costs of revenue, excluding depreciation and amortization	—	1,509.4	282.6	(0.1)	1,791.9
Depreciation and amortization	—	57.4	12.8	—	70.2
General and administrative expenses	1.2	95.9	10.5	—	107.6
Interest expense, net	—	24.1	0.9	—	25.0
Other (income) expense, net	—	(4.1)	0.1	—	(4.0)
(Loss) income from continuing operations before income taxes	$(1.2)	$72.7	$6.4	$—	$77.9
Benefit from (provision for) income taxes	0.5	(29.2)	(0.9)	—	(29.6)
Net (loss) income from continuing operations	$(0.7)	$43.5	$5.5	$—	$48.3
Net loss from discontinued operations	—	—	(0.3)	—	(0.3)
Equity in income from subsidiaries, net of tax	48.8	—	—	(48.8)	—
Net income (loss)	$48.1	$43.5	$5.2	$(48.8)	$48.0
Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to MasTec, Inc.	$48.1	$43.5	$5.3	$(48.8)	$48.1
Comprehensive income (loss)	$50.5	$43.5	$7.5	$(51.2)	$50.3

For the Six Months Ended June 30, 2013:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,740.2	$160.1	$(4.0)	$1,896.3
Costs of revenue, excluding depreciation and amortization	—	1,478.2	140.0	(4.0)	1,614.2
Depreciation and amortization	—	57.3	8.1	—	65.4
General and administrative expenses	1.0	88.4	11.4	—	100.8
Interest expense, net	—	21.6	0.3	—	21.9
Loss on extinguishment of debt	—	5.6	—	—	5.6
Other income, net	—	(0.2)	(0.4)	—	(0.6)
(Loss) income from continuing operations before income taxes	$(1.0)	$89.3	$0.7	$—	$89.0
Benefit from (provision for) income taxes	0.4	(34.4)	(0.1)	—	(34.1)
Net (loss) income from continuing operations	$(0.6)	$54.9	$0.6	$—	$54.9
Net loss from discontinued operations	—	—	(1.4)	—	(1.4)
Equity in income from subsidiaries, net of tax	53.9	—	—	(53.9)	—
Net income (loss)	$53.3	$54.9	$(0.8)	$(53.9)	$53.4
Net income attributable to non-controlling interests	—	—	0.1	—	0.1
Net income (loss) attributable to MasTec, Inc.	$53.3	$54.9	$(0.9)	$(53.9)	$53.3
Comprehensive income (loss)	$46.1	$54.4	$(7.6)	$(46.7)	$46.2

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of June 30, 2014:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets, including discontinued operations	$—	$1,206.6	$283.1	$—	$1,489.7
Property and equipment, net	—	472.1	146.6	—	618.7
Goodwill and other intangible assets, net	—	969.8	243.9	—	1,213.7
Investments in and advances to consolidated affiliates, net	1,077.3	—	148.4	(1,225.7)	—
Other long-term assets, including discontinued operations	9.3	38.6	25.9	—	73.8
Total assets	$1,086.6	$2,687.1	$847.9	$(1,225.7)	$3,395.9
Liabilities and Equity
Total current liabilities	$—	$732.8	$135.7	$—	$868.5
Long-term debt	—	1,005.9	82.8	—	1,088.7
Advances from consolidated affiliates, net	—	65.5	—	(65.5)	—
Other liabilities	—	191.0	156.4	—	347.4
Total liabilities	$—	$1,995.2	$374.9	$(65.5)	$2,304.6
Total equity	$1,086.6	$691.9	$473.0	$(1,160.2)	$1,091.3
Total liabilities and equity	$1,086.6	$2,687.1	$847.9	$(1,225.7)	$3,395.9

As of December 31, 2013:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets, including discontinued operations	$—	$1,156.7	$150.3	$—	$1,307.0
Property and equipment, net	—	420.2	67.9	—	488.1
Goodwill and other intangible assets, net	—	932.8	134.9	—	1,067.7
Investments in and advances to consolidated affiliates, net	1,006.8	171.2	—	(1,178.0)	—
Other long-term assets, including discontinued operations	9.3	36.2	14.9	—	60.4
Total assets	$1,016.1	$2,717.1	$368.0	$(1,178.0)	$2,923.2
Liabilities and Equity
Total current liabilities	$—	$773.3	$55.9	$—	$829.2
Long-term debt	—	760.9	4.5	—	765.4
Advances from consolidated affiliates, net	—	—	22.9	(22.9)	—
Other liabilities	—	236.4	71.1	—	307.5
Total liabilities	$—	$1,770.6	$154.4	$(22.9)	$1,902.1
Total equity	$1,016.1	$946.5	$213.6	$(1,155.1)	$1,021.1
Total liabilities and equity	$1,016.1	$2,717.1	$368.0	$(1,178.0)	$2,923.2

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Six Months Ended June 30, 2014:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(0.7)	$23.2	$32.8	$—	$55.3
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(39.9)	(123.0)	—	(162.9)
Capital expenditures	—	(59.2)	(8.4)	—	(67.6)
Proceeds from sale of property and equipment	—	8.0	0.8	—	8.8
Proceeds from other investments, net	—	0.6	—	—	0.6
Net cash used in investing activities	$—	$(90.5)	$(130.6)	$—	$(221.1)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility	—	776.0	39.8	—	815.8
Repayments of credit facility	—	(430.4)	(33.3)	—	(463.7)
Repayments of senior convertible notes	—	(105.3)	—	—	(105.3)
Repayments of other borrowings and capital lease obligations	—	(28.4)	(1.8)	—	(30.2)
Excess tax benefits and net proceeds from stock-based awards	2.0	0.8	—	—	2.8
Payments of acquisition-related contingent consideration	—	(58.9)	—	—	(58.9)
Payments of financing costs	—	(1.3)	—	—	(1.3)
Net financing activities and advances (to) from consolidated affiliates	(1.3)	(79.4)	80.7	—	—
Net cash provided by financing activities	$0.7	$73.1	$85.4	$—	$159.2
Net increase (decrease) in cash and cash equivalents	—	5.8	(12.4)	—	(6.6)
Net effect of currency translation on cash	—	—	(0.4)	—	(0.4)
Cash and cash equivalents - beginning of period	—	5.3	17.6	—	22.9
Cash and cash equivalents - end of period	$—	$11.1	$4.8	$—	$15.9
Cash and cash equivalents of discontinued operations	$—	$—	$—	$—	$—
Cash and cash equivalents of continuing operations	$—	$11.1	$4.8	$—	$15.9

For the Six Months Ended June 30, 2013:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(0.9)	$31.0	$(7.2)	$—	$22.9
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(120.5)	—	—	(120.5)
Capital expenditures	—	(47.5)	(10.0)	—	(57.5)
Proceeds from sale of property and equipment	—	5.0	0.1	—	5.1
Proceeds from other investments, net	$—	$4.9	$—	$—	$4.9
Net cash used in investing activities	$—	$(158.1)	$(9.9)	$—	$(168.0)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility	$—	$451.0	$48.7	$—	$499.7
Repayments of credit facility	—	(514.4)	(44.2)	—	(558.6)
Proceeds from senior notes, net	—	250.0	—	—	250.0
Repayments of other borrowings and capital lease obligations	—	(39.3)	(0.4)	—	(39.7)
Excess tax benefits and net proceeds from stock-based awards	4.2	1.2	—	—	5.4
Payments of acquisition-related contingent consideration	—	(12.8)	—	—	(12.8)
Payments of financing costs, including call premiums on extinguishment of debt	—	(11.7)	—	—	(11.7)
Net financing activities and advances (to) from consolidated affiliates	(3.3)	(6.4)	9.7	—	—
Net cash provided by financing activities	$0.9	$117.6	$13.8	$—	$132.3
Net decrease in cash and cash equivalents	—	(9.5)	(3.3)	—	(12.8)
Net effect of currency translation on cash	—	—	(0.3)	—	(0.3)
Cash and cash equivalents - beginning of period	—	12.7	14.0	—	26.7
Cash and cash equivalents - end of period	$—	$3.2	$10.4	$—	$13.6
Cash and cash equivalents of discontinued operations	$—	$—	$0.3	$—	$0.3
Cash and cash equivalents of continuing operations	$—	$3.2	$10.1	$—	$13.3

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
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, including those described under “Risk Factors” in the Form 10-K, as updated by Item 1A, “Risk Factors” in this report and other filings we make with the Securities and Exchange Commission (“SEC”). Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our business, financial position and results of operations as of and for the three and six month periods ended June 30, 2014 and 2013. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2013.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, such as: petroleum and natural gas pipeline infrastructure; wireless, wireline/fiber and satellite communications; electrical utility transmission and distribution; power generation; and industrial infrastructure. Our customers are in these industries. Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and, as of June 30, 2014, we had approximately 18,100 employees and 390 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
We provide our services to a diversified base of customers. We often provide services under master service and other service agreements, which are generally multi-year agreements. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require the construction or installation of an entire infrastructure system or specified units within an infrastructure system. Revenue from service agreements, while subject to occasional volatility, is generally more predictable than revenue from non-recurring, project specific work given the need to replace project-specific revenue as projects are completed. If we are not able to replace work from completed projects with new project work, then we may not be able to maintain our current revenue levels or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.

We present our continuing operations in five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline/fiber communications and install-to-the-home. We perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through the Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves the energy and utility end-markets and other end-markets through the installation and construction of renewable power facilities, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other category primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.

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

Reportable Segment:	June 30, 2014	March 31, 2014	June 30, 2013
Communications	$2,600	$3,000	$2,733
Oil and Gas	724	605	808
Electrical Transmission	400	394	502
Power Generation and Industrial	201	202	86
Other	12	17	14
Estimated 18-month backlog	$3,937	$4,218	$4,143

While our backlog estimates include amounts under master service and other service agreements, our customers are not contractually committed to purchase a minimum amount of services under these agreements, most of which can be canceled on short or no advance notice. For the six month period ended June 30, 2014, 52% of our revenue was derived from projects performed under master service and other service agreements. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenues for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors. These changes could cause estimated revenues to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenues and earnings.
Economic, Industry and Market Factors
We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers' products and services, which can lead to rationalization of our customers' capital and maintenance budgets in certain end markets. This factor influence, as well as the highly competitive nature of our industry, particularly when work is deferred, can, and in recent years, has resulted in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market and industry factors, such as changes to our customers' capital spending plans, mergers and acquisitions among the customers that we serve, access to capital for customers in the industries we serve, changes in technology, tax and other incentives, renewable energy portfolio standards and new or changing regulatory requirements affecting the industries we serve, can affect demand for our services. For example, fluctuations in market prices for, or availability of, oil, gas and other fuel sources can also affect demand for our pipeline and renewable energy construction services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows.
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

Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenues, which may adversely affect us in a given period, even if not in total. In addition, revenue from service agreements, while generally predictable, can be subject to occasional volatility. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic and market conditions; regulatory or environmental influences; and acquisitions, dispositions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Revenue	$1,104.6	100.0%	$977.6	100.0%	$2,068.6	100.0%	$1,896.3	100.0%
Costs of revenue, excluding depreciation and amortization	950.9	86.1%	822.7	84.1%	1,791.9	86.6%	1,614.2	85.1%
Depreciation and amortization	36.8	3.3%	33.6	3.4%	70.2	3.4%	65.4	3.4%
General and administrative expenses	54.2	4.9%	51.9	5.3%	107.6	5.2%	100.8	5.3%
Interest expense, net	12.9	1.2%	11.8	1.2%	25.0	1.2%	21.9	1.2%
Loss on extinguishment of debt	—	—	—	—	—	—	5.6	0.3%
Other (income) expense, net	(2.0)	(0.2)%	0.3	0.1%	(4.0)	(0.2)%	(0.6)	0.0%
Income from continuing operations before income taxes	$51.8	4.7%	$57.3	5.9%	$77.9	3.8%	$89.0	4.7%
Provision for income taxes	(19.7)	(1.8)%	(21.8)	(2.3)%	(29.6)	(1.4)%	(34.1)	(1.8)%
Net income from continuing operations	$32.1	2.9%	$35.5	3.6%	$48.3	2.3%	$54.9	2.9%
Net loss from discontinued operations	(0.1)	0.0%	(0.5)	0.0%	(0.3)	0.0%	(1.4)	(0.1)%
Net income	$31.9	2.9%	$35.0	3.6%	$48.0	2.3%	$53.4	2.8%
Net income attributable to non-controlling interests	(0.2)	0.0%	0.1	0.0%	(0.1)	0.0%	0.1	0.0%
Net income attributable to MasTec, Inc.	$32.1	2.9%	$34.9	3.6%	$48.1	2.3%	$53.3	2.8%

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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,				For the Six Months Ended June 30,
Reportable Segment:	2014	2013	2014	2013	2014		2013		2014		2013
Communications	$528.1	$496.6	$975.2	$921.6	$57.9	11.0%	$63.4	12.8%	$101.4	10.4%	$109.8	11.9%
Oil and Gas	365.7	296.9	745.5	615.7	35.7	9.8%	51.2	17.2%	70.6	9.5%	93.6	15.2%
Electrical Transmission	114.5	118.6	194.6	203.1	17.0	14.9%	11.5	9.7%	20.5	10.5%	14.9	7.3%
Power Generation and Industrial	94.5	63.3	148.8	152.2	4.0	4.2%	(8.0)	(12.6)%	4.5	3.0%	(8.2)	(5.4)%
Other	2.7	3.4	5.4	5.7	0.3	11.3%	0.4	10.5%	0.5	8.5%	0.4	7.8%
Eliminations	(0.9)	(1.2)	(0.9)	(2.0)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(13.4)	NA	(15.8)	NA	(24.4)	NA	(34.3)	NA
Consolidated Results	$1,104.6	$977.6	$2,068.6	$1,896.3	$101.5	9.2%	$102.7	10.5%	$173.1	8.4%	$176.2	9.3%
The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Form 10-Q.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenue. Our revenue was $1.1 billion for the three month period ended June 30, 2014 as compared with $1.0 billion for the same period in 2013, an increase of approximately $127 million, or 13%. Oil and Gas revenue increased by $69 million, or 23%, Communications revenue increased by $31 million, or 6%, and Power Generation and Industrial revenue increased by $31 million, or 49%. Electrical Transmission revenue decreased by $4 million, or 3%. Organic revenue growth totaled $38 million. Acquisitions contributed $89 million of the year over year increase in revenue. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue was $528 million for the three month period ended June 30, 2014, as compared with $497 million for the same period in 2013, an increase of $31 million, or 6%. Communications revenue growth occurred in wireless services, which increased by $28 million, or 12%, and install-to-the-home services, which increased by $11 million, or 7%. These increases were partially offset by wireline/fiber revenues, which declined by $9 million. Acquisitions contributed $24 million of the year over year increase in revenue, while organic revenue growth totaled approximately $7 million.
Oil and Gas Segment. Oil and Gas revenue was $366 million for three month period ended June 30, 2014, as compared with $297 million for the same period in 2013, an increase of $69 million, or 23%. The increase in Oil and Gas revenue was driven primarily by growth in midstream pipeline activities as well as pipeline facility and other project work, partially offset by the impact of project startup delays on long-haul pipeline work. Acquisitions contributed $57 million of the year over year increase in revenue, while organic revenue growth totaled $12 million.
Electrical Transmission Segment. Electrical Transmission revenue was $114 million for the three month period ended June 30, 2014, as compared with $119 million for the same period in 2013, a decrease of $4 million, or 3%. Acquisitions contributed $8 million of revenue, whereas organic revenue declined by $12 million, primarily as a result of project timing compared to the same period in the prior year.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $95 million for the three month period ended June 30, 2014, as compared with $63 million for the same period in 2013, an increase of $31 million, or 49%. This increase resulted from higher levels of commercial and industrial project work associated with renewable power projects as compared with the same period in the prior year. These projects, which generally commence in the spring or summer months, are expected to comprise the majority of this segment's revenue in 2014.
Other Segment. Other segment revenue totaled approximately $3 million for both the three month periods ended June 30, 2014 and 2013.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, totaled $1.0 billion, or 86.1% of revenue for the three month period ended June 30, 2014, as compared with $0.8 billion, or 84.1% of revenue for the same period in 2013, a $128 million, or 16% increase, of which approximately $107 million was driven by higher revenue and approximately $21 million of which was driven by decreased productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by 200 basis points, primarily as a result of decreased productivity in the Communications segment due to higher indirect overhead costs, as well as higher costs in the Oil and Gas segment due to lower than normal prior year costs on a rate basis from project close-outs and efficiencies, coupled with current year pricing pressure and project inefficiencies resulting from timing of selected project startups.
Depreciation and amortization. Depreciation and amortization was $37 million, or 3.3% of revenue for the three month period ended June 30, 2014 as compared with $34 million in 2013, or 3.4% of revenue, an increase of approximately $3 million, or 9.4%. Acquisitions contributed $5 million of the year over year increase in depreciation and amortization expense. See Note 15 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements for depreciation and amortization expense by reportable segment, which is incorporated herein by reference.
General and administrative expenses. General and administrative expenses were $54 million, or 4.9% of revenue for the three month period ended June 30, 2014, as compared with $52 million, or 5.3% of revenue for the same period in 2013, an increase of approximately $2 million, or 4.5%. Acquisitions contributed approximately $3 million of incremental general and administrative costs. General and administrative expenses for both the three month periods ended June 30, 2014 and 2013 included $4 million of non-cash stock-based compensation expense. As a percentage of revenue, general and administrative costs decreased by approximately 40 basis points.
Interest expense, net. Interest expense, net of interest income, was $13 million, or 1.2% of revenue for the three month period ended June 30, 2014, as compared with $12 million, or 1.2% of revenue for the same period in 2013, an increase of $1 million. The increase was largely attributable to incremental interest expense on our Credit Facility as a result of higher average outstanding borrowings for the three month period ended June 30, 2014 as compared with the same period in 2013, slightly offset by the conversion and settlement in June 2014 of our 4.0% Convertible Notes.
Other (income) expense, net. Other income, net, was $2 million for the three month period ended June 30, 2014, as compared with other expense, net, of $0.3 million for the same period in 2013. Our second quarter 2013 results were negatively affected by a final legal settlement charge of approximately $3 million in connection with the resolution of Sintel, a legacy litigation matter, partially offset by a gain of $0.7 million on the sale of our structured finance auction rate security.
Provision for income taxes. Income tax expense was $20 million for the three month period ended June 30, 2014, as compared with $22 million for the same period in 2013, a decrease of $2 million. The decrease resulted primarily from lower income for three month period ended June 30, 2014 as compared with the same period in the prior year.
Loss from discontinued operations. Loss from discontinued operations, net of tax, was $0.1 million for the three month period ended June 30, 2014 as compared with $0.5 million for the same period in 2013. During the third quarter of 2013, we completed the sale of the Globetec operation.

Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $58 million, or 11.0% of revenue for the three month period ended June 30, 2014, as compared with $63 million, or 12.8% of revenue for the same period in 2013, a $6 million, or 9% decrease. As a percentage of revenue, EBITDA decreased by 180 basis points, or approximately $10 million, due, in part, to project inefficiencies and higher indirect overhead costs as well as startup costs associated with tower crew training initiatives.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $36 million for the three month period ended June 30, 2014, or 9.8% of revenue, as compared with $51 million for the same period in 2013, or 17.2% of revenue, a decrease of $16 million, or 30%. As a percentage of revenue, EBITDA decreased by 740 basis points, or approximately $27 million, with a majority of this decline due to lower than normal prior year costs on a rate basis from project close-outs and efficiencies, as well as current year pricing pressure and project inefficiencies resulting from timing of selected project startups.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $17 million, or 14.9% of revenue for the three month period ended June 30, 2014, as compared with EBITDA of $12 million, or 9.7% of revenue for the same period in 2013, an increase of $6 million, or 47.9%. EBITDA margins increased by 520 basis points, or approximately $6 million, driven primarily by project close-outs and improved efficiencies as compared to the same period in the prior year.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $4.0 million, or 4% of revenue for the three month period ended June 30, 2014, as compared with negative EBITDA of $8.0 million for the same period in 2013, an increase of $12.0 million, or 150.1%. The improvement in EBITDA was driven largely by increased levels of renewable power project work in 2014 as compared with the same period in the prior year, which carried higher margins than the commercial and industrial project work completed in the second quarter of 2013.
Other Segment. EBITDA from Other businesses was $0.3 million for the three month period ended June 30, 2014, as compared with $0.4 million of EBITDA for the same period in 2013.
Corporate. Corporate EBITDA was negative $13 million for the three month period ended June 30, 2014, as compared with negative EBITDA of $16 million for the same period in 2013, an improvement of approximately $2 million. Our second quarter 2013 results were negatively affected by a final legal settlement charge of approximately $3 million in connection with the resolution of the Sintel, a legacy litigation matter, partially offset by a gain of $0.7 million on the sale of our structured finance auction rate security. Corporate EBITDA for both the three month periods ended June 30, 2014 and 2013 included approximately $4 million of non-cash stock-based compensation expense.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Revenue. Our revenue was $2.1 billion for the six month period ended June 30, 2014 as compared with $1.9 billion for the same period in 2013, an increase of approximately $172 million, or 9%. Oil and Gas revenue increased by $130 million, or 21%, and Communications revenue increased by approximately $54 million, or 6%. Electrical Transmission revenue decreased by approximately $8 million, or 4%, and Power Generation and Industrial revenue decreased by $3 million, or 2%. Acquisitions contributed $209 million of the year over year increase in revenue, whereas organic revenue declined by $37 million, as a result of project delays, including the effect of first quarter 2014 weather disruptions that affected project work on both existing projects as well as new project startups. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue was $975 million for the six month period ended June 30, 2014, as compared with $922 million for the same period in 2013, an increase of approximately $54 million, or 6%. Communications revenue growth occurred in wireless services, which increased by $74 million, or 18%, offset in part by a decrease in other Communications segment services such as wireline/fiber, install-to-the-home and utility services, which declined by $21 million due to project timing and the effect of first quarter 2014 weather disruptions on project work. Acquisitions contributed approximately $43 million of the year over year increase in revenue, while organic revenue growth totaled approximately $11 million.
Oil and Gas Segment. Oil and Gas revenue was $746 million for six month period ended June 30, 2014, as compared with $616 million for the same period in 2013, an increase of approximately $130 million, or 21%, driven primarily by increases in midstream pipeline activities as well as pipeline facility and other project work. Acquisitions contributed $154 million of the year over year increase in revenue, whereas organic revenue declined by $24 million, primarily as a result of timing of project startups as well as the effect of first quarter 2014 weather disruptions on project work.
Electrical Transmission Segment. Electrical Transmission revenue was $195 million for the six month period ended June 30, 2014, as compared with $203 million for the same period in 2013, a decrease of approximately $8 million, or 4%. Acquisitions contributed $13 million of revenue, whereas organic revenue declined by $21 million, due to project timing as compared to the same period in the prior year and the effect of first quarter 2014 weather disruptions on project work.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $149 million for the six month period ended June 30, 2014, as compared with $152 million for the same period in 2013, a decrease of $3 million, or 2%. This decrease was primarily caused by the timing of renewable power projects, which generally commence in the spring or summer months and are expected to comprise the majority of this segment's revenue in 2014.
Other Segment. Other segment revenue was approximately $5 million for the six month period ended June 30, 2014, as compared with approximately $6 million for the same period in 2013.

Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, totaled $1.8 billion, or 86.6% of revenue for the six month period ended June 30, 2014, as compared with $1.6 billion, or 85.1% of revenue for the same period in 2013, a $178 million, or 11.0% increase, of which approximately $147 million was driven by higher revenue and approximately $31 million of which was driven by decreased productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by 150 basis points, resulting from decreased productivity in the Communications segment due to higher indirect overhead costs, as well as higher costs in the Oil and Gas segment due to lower than normal prior year costs on a rate basis from project close-outs and efficiencies, coupled with current year pricing pressure and project inefficiencies resulting from timing of selected project startups.
Depreciation and amortization. Depreciation and amortization was $70 million, or 3.4% of revenue, for the six month period ended June 30, 2014 as compared with $65 million in 2013, or 3.4% of revenue, an increase of $5 million, or 7.5%. Acquisitions comprised approximately $9 million of year over year depreciation and amortization expense. See Note 15 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements for depreciation and amortization expense by reportable segment, which is incorporated herein by reference.
General and administrative expenses. General and administrative expenses were $108 million, or 5.2% of revenue for the six month period ended June 30, 2014, as compared with $101 million, or 5.3% of revenue for the same period in 2013, an increase of $7 million, or 6.7%, driven largely by acquisitions, which contributed approximately $7 million of incremental general and administrative costs. As a percentage of revenue, general and administrative costs decreased by approximately 10 basis points.
Interest expense, net. Interest expense, net of interest income, was $25 million, or 1.2% of revenue for the six month period ended June 30, 2014, as compared with $22 million, or 1.2% of revenue for the same period in 2013, an increase of $3 million. The increase was largely attributable to $2 million of incremental interest expense on our outstanding senior notes. In March 2013, we issued $400 million aggregate principal amount of 4.875% senior notes and repurchased and redeemed $150 million aggregate principal amount of 7.625% senior notes. In addition, interest expense on our Credit Facility increased by approximately $1 million as a result of higher average borrowings for the six month period ended June 30, 2014 as compared with the same period in 2013.
Loss on extinguishment of debt. We incurred $5.6 million of debt extinguishment costs in 2013 in connection with the repurchase and redemption of $150 million aggregate principal amount of our 7.625% senior notes. This amount comprised $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs.
Other income, net. Other income, net, was $4 million for the six month period ended June 30, 2014, as compared with $1 million for the same period in 2013. Other income for the six month period ended June 30, 2014 consisted largely of gains on sales of equipment. Our second quarter 2013 results were negatively affected by a final legal settlement charge of approximately $3 million in connection with the resolution of Sintel, a legacy litigation matter, partially offset by a gain of $0.7 million on the sale of our structured finance auction rate security.
Provision for income taxes. Income tax expense was $30 million for the six month period ended June 30, 2014, as compared with $34 million for the same period in 2013, representing a decrease of $4 million. The decrease was primarily attributable to lower income for six month period ended June 30, 2014 as compared with the same period in the prior year
Loss from discontinued operations. Loss from discontinued operations, net of tax, was $0.3 million for the six month period ended June 30, 2014 as compared with $1 million for the same period in 2013. During the third quarter of 2013, we completed the sale of the Globetec operation.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $101 million, or 10.4% of revenue for the six month period ended June 30, 2014, as compared with $110 million, or 11.9% of revenue for the same period in 2013, an $8 million, or 8% decrease. As a percentage of revenue, EBITDA decreased by 150 basis points, or approximately $15 million, due, in part, to project inefficiencies and higher indirect overhead costs as well as startup costs associated with tower crew training initiatives.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $71 million for the six month period ended June 30, 2014, or 9.5% of revenue, as compared with $94 million for the same period in 2013, or 15.2% of revenue, a decrease of $23 million, or 25%. As a percentage of revenue, EBITDA decreased by 570 basis points, or approximately $43 million, with a majority of this decline due to lower than normal prior year costs on a rate basis from project close-outs and efficiencies, as well as current year pricing pressure and project inefficiencies resulting from timing of selected project startups.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $21 million, or 10.5% of revenue for the six month period ended June 30, 2014, as compared with EBITDA of $15 million, or 7.3% of revenue for the same period in 2013. EBITDA margins increased by 320 basis points, driven primarily by project close-outs and improved efficiencies as compared to the same period in the prior year.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $4 million, or 3.0% of revenue for the six month period ended June 30, 2014, as compared with negative EBITDA of $8 million for the same period in 2013, an increase of $13 million or 154.6%. The increase in EBITDA was driven largely by increased renewable power project work in 2014, which carried higher margins than the commercial and industrial project work that was completed in the first half of 2013.
Other Segment. EBITDA from Other businesses was $0.5 million for the six month period ended June 30, 2014, as compared with $0.4 million of EBITDA for the same period in 2013.

Corporate. Corporate EBITDA was negative $24 million for the six month period ended June 30, 2014, as compared with negative EBITDA of $34 million for the same period in 2013, an improvement of approximately $10 million. Approximately $9 million of this improvement was driven by $6 million of debt extinguishment costs and approximately $3 million of legal settlement charges recorded in 2013, partially offset by a gain of $0.7 million on the sale of our structured finance auction rate security in the second quarter of 2013. Corporate EBITDA for both the six month periods ended June 30, 2014 and 2013 included approximately $7 million of non-cash stock-based compensation expense.
Foreign Operations
We have operations in Canada as well as in parts of Latin America. Our Canadian presence has grown in recent years due to acquisitions, including the June 2014 acquisition of Pacer, a Canadian oil and gas infrastructure construction services company. See Note 15 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted net income from continuing operations (“Adjusted Net Income From Continuing Operations”) and adjusted diluted earnings per share from continuing operations (“Adjusted Diluted Earnings Per Share From Continuing Operations”). All of these “adjusted” non-U.S GAAP measures exclude non-cash stock-based compensation expense, Sintel legal settlement charges and the loss on debt extinguishment from the repurchase and redemption of our 7.625% senior notes. See Note 11 - Stock-Based Compensation and Other Employee Benefit Plans and Note 16 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which notes are incorporated herein by reference, and Note 9 - Debt in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indentures governing our outstanding notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with any covenants contained in our debt instruments.
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
We believe these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income from continuing operations, diluted earnings per share from continuing operations and net cash provided by operating activities, and should be viewed in conjunction with the most comparable GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed with our U.S. GAAP results and the related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income from continuing operations, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The table below may contain slight summation differences due to rounding.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
EBITDA Reconciliation - Continuing Operations:	2014		2013		2014		2013
Net income from continuing operations	$32.1	2.9%	$35.5	3.6%	$48.3	2.3%	$54.9	2.9%
Interest expense, net	12.9	1.2%	11.8	1.2%	25.0	1.2%	21.9	1.2%
Provision for income taxes	19.7	1.8%	21.8	2.3%	29.6	1.4%	34.1	1.8%
Depreciation and amortization	36.8	3.3%	33.6	3.4%	70.2	3.4%	65.4	3.4%
EBITDA – Continuing Operations	$101.5	9.2%	$102.7	10.5%	$173.1	8.4%	$176.2	9.3%
Non-cash stock-based compensation expense	4.2	0.4%	4.3	0.4%	7.5	0.4%	6.6	0.3%
Loss on debt extinguishment	—	—	—	—	—	—	5.6	0.3%
Sintel legal settlement	—	—	2.8	0.3%	—	—	2.8	0.1%
Adjusted EBITDA – Continuing Operations	$105.7	9.6%	$109.8	11.2%	$180.6	8.7%	$191.2	10.1%

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Six Months Ended June 30,
	2014	2013
Total EBITDA Reconciliation:
EBITDA, Continuing operations	$173.1	$176.2
EBITDA, Discontinued operations	(0.5)	(2.3)
EBITDA, Total MasTec	$172.6	$173.9

Reconciliation to Adjusted EBITDA and to Net Cash Provided by Operating Activities, Total MasTec:
Non-cash stock-based compensation expense	7.5	6.6
Loss on debt extinguishment	—	5.6
Sintel legal settlement	—	2.8
Adjusted EBITDA, Continuing operations	$180.6	$191.2
Adjusted EBITDA, Discontinued operations	(0.5)	(2.3)
Adjusted EBITDA, Total MasTec	$180.1	$188.9
Interest expense	(25.0)	(21.9)
Provision for income taxes	(29.4)	(33.2)
Payments for call premiums on extinguishment of debt	—	(4.1)
Sintel legal settlement	—	(2.8)
Adjustments to reconcile net income to net cash provided by operating activities, excluding non-cash EBITDA adjustments (a)	9.3	12.7
Change in assets and liabilities, net of assets acquired and liabilities assumed	(79.7)	(116.7)
Net cash (used in) provided by operating activities, Total MasTec	$55.3	$22.9

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

	Continuing Operations
	For the Three Months Ended June 30, 2014		For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S GAAP measure	$32.1	$0.37	$35.5	$0.42	$48.3	$0.56	$54.9	$0.65
Non-cash stock-based compensation expense (a)	2.6	0.03	2.6	0.03	4.6	0.05	4.1	0.05
Loss on debt extinguishment (b)	—	—	—	—	—	—	3.5	0.04
Sintel legal settlement (c)	—	—	1.7	0.02	—	—	1.7	0.02
Adjusted non-U.S. GAAP measure	$34.7	$0.40	$39.9	$0.47	$52.9	$0.61	$64.1	$0.76

(a)	Represents the after tax expense and corresponding diluted per share impact related to non-cash stock-based compensation expense.

(b)	Represents the after tax expense and corresponding diluted per share impact related to loss on debt extinguishment associated with the repurchase and redemption of our 7.625% senior notes.

(c)	Represents the after-tax expense and corresponding diluted per share impact related to Sintel legal settlement charges.

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
Capital Expenditures. We estimate that we will spend between $85 million and $95 million in 2014 on capital expenditures, and we expect to incur approximately $80 million of equipment purchases under capital lease or other financing arrangements. For the six month period ended June 30, 2014, we spent approximately $68 million on capital expenditures, or $59 million net of asset disposals, and incurred approximately $50 million of equipment purchases under capital lease and other financing arrangements. Actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future.
Acquisition-Related Contingent Consideration. In most of our recent acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of June 30, 2014 was approximately $153 million. Of this amount, $4 million represents the liability for earn-out obligations that have been earned. The remainder, $150 million, is management's estimate of potential future earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned. During the three month periods ended June 30, 2014 and 2013, we made cash payments of $59 million and $8 million, respectively, related to earn-out obligations. During the six month periods ended June 30, 2014 and 2013, we made cash payments of $59 million and $13 million, respectively, related to earn-out obligations.
Income Taxes. Cash tax payments, net of tax refunds, were $30 million and $42 million for the six month periods ended June 30, 2014 and 2013, respectively. Quarterly tax payments are based on estimates of full year taxable income activity and estimated tax rates. Our cash tax payments decreased for the six month period ended June 30, 2014 as compared with the same period in the prior year primarily as a result of lower expected taxable income and earnings.
Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Working capital needs tend to increase when we commence large amounts of work because payroll and certain other costs, including inventory, become payable before the receivables resulting from work performed are billed and collected. Timing of project close-outs can contribute to changes in unbilled revenue. Accounts receivable balances increased to $1.3 billion as of June 30, 2014 from $1.1 billion as of December 31, 2013, largely due to acquisition-related receivables. Inventory balances increased from $70 million as of December 31, 2013 to $116 million as of June 30, 2014, primarily due to increases in wireless project inventories resulting from lower than anticipated levels of wireless projects. We anticipate that wireless inventory levels will decrease in the second half of 2014 as these amounts are utilized.
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
Convertible Notes - Settlement. In June 2014, $115 million aggregate principal balance of our 4.0% Convertible Notes matured and were converted by the holders. We paid $105.3 million in cash and issued 4.2 million shares of MasTec common stock, including 3.6 million premium shares, which represents the conversion value of the 2011 4.0% Notes in excess of their principal amount. Our 4.25% Convertible Notes, which had an outstanding principal amount of $100 million as of June 30, 2014, mature in December 2014. Currently, we intend to settle the principal amount of 2011 4.25% Notes upon any conversion thereof in cash on a long-term basis, either from borrowings under our Credit Facility or through other sources of available funding, and we intend to settle any premium value in shares of our common stock. As a result, the carrying value of the 4.25% Convertible Notes as of June 30, 2014 has been presented within long-term debt in the condensed unaudited consolidated financial statements. As of June 30, 2014, our common stock trading price was higher than the conversion price of our 2011 4.25% Notes. Notwithstanding our present intention to settle conversions of our 2011 4.25% Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility; however, as of June 30, 2014, these restrictions would not have limited our ability to settle the 2011 4.25% Notes in cash. See the discussion in Note 9 - Debt in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Summary of Financial Condition, Liquidity and Capital Resources
There have been no changes in general U.S. and global economic conditions since December 31, 2013 that have had a significant impact on our overall financial position, results of operations or cash flows for the six month period ended June 30, 2014. As a result of our current capital structure, including our Credit Facility, we do not anticipate that current overall capital market conditions will materially impact our liquidity. We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, debt service obligations, anticipated capital expenditures, insurance collateral requirements, earn-out obligations and letters of credit for at least the next twelve months.
Sources and Uses of Cash
As of June 30, 2014, we had $621 million in working capital, defined as current assets less current liabilities, as compared with $478 million as of December 31, 2013, an increase of approximately $143 million. Our working capital has increased, primarily as a result of higher accounts receivable and inventory balances, inclusive of acquired companies. Total cash and cash equivalents of $16 million as of June 30, 2014 decreased by $7 million from total cash and cash equivalents of $23 million as of December 31, 2013.
Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$55.3	$22.9
Net cash used in investing activities	$(221.1)	$(168.0)
Net cash provided by financing activities	$159.2	$132.3

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of billings and collections of receivables and the settlement of payables and other obligations. Cash provided by operating activities for the six month period ended June 30, 2014 was $55 million, as compared with $23 million of cash provided by operating activities for the same period in 2013. Net changes in assets and liabilities had a positive impact on cash provided by operating activities of $37 million, related largely to changes in net working capital, including accounts receivable and inventory.
Days sales outstanding ("DSOs"), net of billings in excess of costs and earnings for our continuing operations was 92 as of June 30, 2014, adjusted for acquisitions, as compared with 101 as of March 31, 2014 and 90 as of June 30, 2013, adjusted for acquisitions. DSOs, net of billings in excess of costs and earnings is calculated as accounts receivable, net, less billings in excess of costs and earnings, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. The decrease in DSOs as compared with March 31, 2014 is due to collection of unapproved change orders outstanding as of March 31, 2014.
Investing Activities. Net cash used in investing activities increased by $53 million to $221 million for the six month period ended June 30, 2014 from $168 million of cash used in investing activities for the six month period ended June 30, 2013. Payments for current year acquisitions were $163 million, a $42 million increase as compared with the prior year period. Additionally, we spent $68 million on capital expenditures for the six month period ended June 30, 2014, or $59 million net of asset disposals, as compared with capital expenditures of $52 million, net of asset disposals, for the same period in the prior year, an increase of $6 million. While cash-based capital expenditures have increased as compared with the prior year period, total capital additions, including capital lease and other financing arrangements have decreased, from $138 million for the six month period ended June 30, 2013 to $118 million for the six month period ended June 30, 2014. Additionally, net cash used in investing activities for the six months ended June 30, 2013 benefited from $5.0 million of cash proceeds from the sale and redemption of two of our auction rate securities in the second quarter of 2013.
Financing Activities. Cash provided by financing activities for the six month period ended June 30, 2014 was $159 million, as compared with cash provided by financing activities of $132 million for the six month period ended June 30, 2013, for a net change of approximately $27 million. For the six month period ended June 30, 2014, we paid $105 million in settlement of our 4.0% Convertible Notes and borrowed $352 million from our credit facilities, net of repayments. The net effect of convertible note and credit facility-related financing activities for the six month period ended June 30, 2014 was approximately $247 million of cash provided. For the six month period ended June 30, 2013, proceeds from the issuance of our $400 million aggregate principal amount of 4.875% senior notes (the “4.875% Senior Notes”) were partially offset by the repurchase and redemption of our $150 million principal amount of 7.625% senior notes (the “7.625% Senior Notes”), as well as net repayments of outstanding balances on our credit facilities of $59 million. The net effect of senior note and credit facility-related financing activities for the six month period ended June 30, 2013 was approximately $191 million of cash provided, for a year-over-year increase in cash provided by financing activities from senior note / convertible note and credit facility-related activities, net, of $56 million. This increase was partially offset by an increase of $46 million in payments of acquisition-related contingent consideration for the six month period ended June 30, 2014 as compared with the prior year.
Credit Facility
In June 2014, we amended our Credit Facility, to increase aggregate borrowing commitments from $750 million to $1 billion, add the capability to borrow in Mexican pesos in addition to Canadian dollars, and increase the maximum amount that can be borrowed in alternate currencies to $200 million from $100 million. Our amended Credit Facility, under which up to $450 million is available for letters of credit and up to $75 million is available for swing line loans, matures on October 29, 2018 and retains its accordion feature that permits the Company to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of up to $250 million. See the discussion in Note 9 - Debt in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for details pertaining to the terms and conditions associated with our Credit Facility. Also see Note 9 - Debt in the notes to the condensed unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for current period balances and discussion, which Note is incorporated herein by reference. Based upon current availability under our Credit Facility, our liquidity and our anticipated cash flow, we believe we will be in compliance with our Credit Facility’s terms and conditions for the next twelve months. We are dependent upon borrowings and letters of credit under our Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of our Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all.
Other Credit Facilities. We have other credit facility arrangements to support the short-term working capital requirements of our foreign operations. As of June 30, 2014, we had maximum borrowing capacity totaling $70.3 million under these credit facilities, of which $11.2 million was available for letters of credit. See Note 9 - Debt in the notes to the condensed unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for current period balances and discussion, which Note is incorporated herein by reference.
4.875% Senior Notes
We have $400 million of outstanding 4.875% Senior Notes. See Note 9 - Debt in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.
Senior Convertible Notes
In June 2014, $115 million aggregate principal amount of our 4.0% Convertible Notes matured and were converted by the holders. The 4.0% Convertible Notes were composed of $105.3 million principal amount of 2011 4.0% Notes and $9.6 million of 2009 4.0% Notes. The 2009 4.0% Notes were convertible at a conversion price of approximately $15.76 per share, which resulted in the issuance of 0.6 million shares of MasTec common stock. The 2011 4.0% Notes had terms that were substantially identical to those of the 2009 4.0% Notes, except that the 2011 4.0% Notes had an optional physical (share), cash or combination settlement feature. In accordance with our previously stated intent, we settled the principal amount of our 2011 4.0% Notes in cash, and settled the premium value in shares, representing 3.6 million shares of MasTec common stock with a value of $114.8 million. See Note 9 - Debt in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference.
Our 4.25% Convertible Notes, which had an outstanding principal amount of $100 million as of June 30, 2014, mature in December 2014. The 4.25% Convertible Notes are composed of $97.0 million principal amount of 2011 4.25% Notes and $3.0 million of 2009 4.25% Notes. Due to the optional share, cash or combination settlement feature of the 2011 4.25% Notes and our intent to settle any premium value in shares, if the average price per share of our common stock exceeds the conversion price of the 2011 4.25% Notes, the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Our average share price exceeded the conversion prices of the 2011 Convertible Notes for the three and six month periods ended June 30, 2014. See Note 2 – Earnings Per Share in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference. The number of premium shares included in our diluted share count varies with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods. See Note 9 - Debt in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Debt Guarantees and Covenants
The 2011 Convertible Notes, 2009 Convertible Notes and the 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of our Credit Facility or other outstanding indebtedness. See Note 18 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference. We were in compliance with all provisions and covenants pertaining to our outstanding debt instruments as of June 30, 2014.
Off-balance sheet arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multi-employer pension plans, liabilities associated with certain indemnification and guarantee arrangements, and obligations relating to our joint venture arrangements and variable interest entities. Refer to Note 16 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference, for current period details pertaining to our off-balance sheet arrangements.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2014, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of June 30, 2014, we had $398 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 2.64%. As of June 30, 2014, interest on letters of credit issued under our Credit Facility accrued at 0.875% per annum for performance standby letters of credit and at 1.75% per annum for financial standby letters of credit. A 100 basis point increase in the interest rate applicable to revolving loans under our Credit Facility would not have had a material impact on our results of operations for the three or six month periods ended June 30, 2014.
As of June 30, 2014, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes, $100 million aggregate principal amount of 4.25% senior convertible notes and $52 million of notes payable for equipment, which had a weighted average interest rate of approximately 3.2%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
We have foreign operations in Canada as well as in parts of Latin America. For the three and six month periods ended June 30, 2014, foreign currency translation activity recorded as a component of other comprehensive income, which related primarily to our Canadian operations, totaled $8 million and $2 million of gains, respectively. Our Canadian presence has grown in recent years due to acquisitions, including the acquisition of Pacer, a Canadian oil and gas infrastructure construction services company, which we acquired in June 2014. Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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
Except as set forth below, there have been no material changes to any of the risk factors disclosed in our most recently filed Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q.
Risks Related to Our Business
We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.
For the six month period ended June 30, 2014, we derived approximately 24%, 13% and 11% of our revenue from AT&T, DIRECTV® and Enbridge, Inc., respectively. For the six month period ended June 30, 2013, we derived approximately 20%, 15% and 10% of our revenue from AT&T, DIRECTV® and Enbridge, Inc., respectively. In addition, our ten largest customers accounted for approximately 69% and 68% of our revenue for the six month periods ended June 30, 2014 and 2013, respectively. Because our business is concentrated among relatively few major customers, our results of operations, cash flows and liquidity could be negatively affected if any of these customers reduce the amount of business they provide to us. Additionally, we provide certain of our services on a non-recurring, project by project basis, and our results of operations, cash flows and liquidity could be negatively affected if we complete these projects and cannot replace them with similar projects. For the six month period ended June 30, 2014, we derived approximately 48% of our revenue from non-recurring, project specific work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.

Our participation in joint ventures and other investment arrangements exposes us to liability and/or harm to our reputation for failures of our partners and our results of operations could be adversely affected as a result of impairments of our investments in these entities.
As part of our business, we have entered into joint venture arrangements and may enter into additional joint venture arrangements in the future. The purpose of these joint ventures is typically to combine skills and resources to allow for the performance of particular projects. Success on these jointly performed projects depends in large part on whether our joint venture partners satisfy their contractual obligations. We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation and reduce our profit on a project.
In addition, we enter into various investment arrangements in the ordinary course of business, which may include equity interests in business entities including contractual joint ventures or other forms of equity participation. Additionally, our ordinary course investments may include financing arrangements, such as the extension of loans. Our equity method investments are carried at original cost and are included in other assets, net in our consolidated balance sheet and are adjusted for our proportionate share of the investees’ income, losses and distributions. Equity investments are reviewed for impairment if a triggering event has occurred, or if a change in circumstance has occurred that may cause a significant decline in the fair value, by assessing whether any decline in the fair value of the investment below the carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain future earnings capacity are evaluated in determining whether an impairment has occurred and should be recognized. Any future impairments of these investments could have a material adverse effect on our results of operations for the period in which the impairment is recognized.
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
We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of paying cash for certain earn-out obligations. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. We are not restricted from issuing additional common stock, and our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145,000,000 shares of common stock, of which 81,773,361 shares were outstanding as of June 30, 2014.
In June 2014, we issued approximately 4.2 million shares of our common stock upon maturity of our 4.0% Convertible Notes. The issuance of additional shares of our common stock upon conversion of our $100 million aggregate principal amount of 4.25% Convertible Notes, in connection with future acquisitions or other issuances of our common stock or convertible securities, including outstanding options and warrants, or otherwise, will dilute the ownership interest of our common shareholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.
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

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our Credit Facility;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•	preventing us from paying dividends.
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
Conversions of our senior convertible notes that we issued in January 2011, which we refer to as our 2011 Convertible Notes, have been and may be settled in cash or shares. Currently, we have settled and intend to settle the remaining principal amount of our 2011 Convertible Notes upon any conversion thereof in cash, and we have settled and intend to settle any premium value, which is the value of any excess of the actual share price over the conversion prices of the 2011 Convertible Notes, in shares. As of June 30, 2014, there was outstanding $97 million aggregate principal amount of our 2011 4.25% Notes. Notwithstanding our present intention to settle the principal amount of our 2011 4.25% Notes in cash, we cannot assure you that we will be able to do so due to provisions in our Credit Facility, which restrict the repurchase or prepayment of certain unsecured indebtedness, including our senior notes due 2023 and our senior convertible notes due 2014, unless we have at least $50 million of remaining liquidity (as defined in the Credit Facility) after any such repurchase or prepayment. If we were required to settle conversions of our 2011 4.25% Notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our Credit Facility, we could be required to obtain additional funding or settle such conversions by issuing shares of our common stock, which would be dilutive to our existing shareholders. We cannot be certain that such funding would be available on terms acceptable to us, or at all.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1 through April 30	—		$—	—	$—
May 1 through May 31	514	(a)	$39.06	—	$—
June 1 through June 30	—		$—	—	$—
Total	514			—

(a)	Reflects share repurchases associated with certain employee elections under compensation and benefit programs.
ITEM 5.     OTHER INFORMATION.
On August 11, 2014, Jose Mas, the Company and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the Jose Ramon Mas Irrevocable Trust, dated December 7, 2012 entered into a split dollar life insurance agreement that replaces the prior split dollar agreement and eliminates the deferred bonus agreement with Jose Mas. For additional information regarding this split dollar agreement, please see the description of such agreement set forth in Note 17 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, which description is incorporated by reference in this Item 5. Such description is qualified in its entirety by reference to the full text of the split dollar agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference in this Item 5.

ITEM 6.     EXHIBITS

Exhibit No.	Description
4.1*	Eighth Supplemental Indenture, dated as of March 12, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
4.2*	Ninth Supplemental Indenture, dated as of April 30, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
4.3*	Tenth Supplemental Indenture, dated as of July 10, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
10.1*
Amendment No. 2 to Credit Agreement, dated as of June 25, 2014, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors party thereto.

10.2* +	Split-Dollar Agreement between MasTec, Inc. and Jose Mas dated August 11, 2014
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.

+	Management contract or compensation plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	August 11, 2014
/s/ JOSE R. MAS
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
4.1*	Eighth Supplemental Indenture, dated as of March 12, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
4.2*	Ninth Supplemental Indenture, dated as of April 30, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
4.3*	Tenth Supplemental Indenture, dated as of July 10, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
10.1*
Amendment No. 2 to Credit Agreement, dated as of June 25, 2014, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors party thereto.

10.2* +	Split-Dollar Agreement between MasTec, Inc. and Jose Mas dated August 11, 2014
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.

+	Management contract or compensation plan arrangement.