Form 10-Q
period 2014-09-30
MASTEC INC
filed 2014-10-30
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Commission File Number 001-08106
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
    Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of October 27, 2014, MasTec, Inc. had 81,875,111 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2014

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,309,596	$1,269,385	$3,378,180	$3,165,657
Costs of revenue, excluding depreciation and amortization	1,122,961	1,081,132	2,914,904	2,695,287
Depreciation and amortization	41,747	37,756	111,996	103,111
General and administrative expenses	59,889	58,976	167,454	159,761
Interest expense, net	12,643	12,666	37,595	34,549
Loss on extinguishment of debt	—	—	—	5,624
Other income, net	(1,416)	(2,778)	(5,424)	(3,283)
Income from continuing operations before income taxes	$73,772	$81,633	$151,655	$170,608
Provision for income taxes	(28,042)	(31,698)	(57,671)	(65,822)
Net income from continuing operations	$45,730	$49,935	$93,984	$104,786
Discontinued operations:
Net loss from discontinued operations, including loss on disposal and impairment charges (See Note 4)	$(320)	$(3,735)	$(592)	$(5,165)
Net income	$45,410	$46,200	$93,392	$99,621
Net income attributable to non-controlling interests	139	62	48	172
Net income attributable to MasTec, Inc.	$45,271	$46,138	$93,344	$99,449
Earnings per share: (See Note 2)
Basic earnings (loss) per share:
Continuing operations	$0.56	$0.65	$1.19	$1.36
Discontinued operations	(0.00)	(0.05)	(0.01)	(0.07)
Total basic earnings per share (a)	$0.55	$0.60	$1.18	$1.29
Basic weighted average common shares outstanding	81,811	77,093	79,158	76,816
Diluted earnings (loss) per share:
Continuing operations	$0.53	$0.59	$1.09	$1.24
Discontinued operations	(0.00)	(0.04)	(0.01)	(0.06)
Total diluted earnings per share (a)	$0.53	$0.54	$1.08	$1.18
Diluted weighted average common shares outstanding	85,824	85,464	86,416	84,733

(a)	Earnings per share calculations may contain slight summation differences due to rounding.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$45,410	$46,200	$93,392	$99,621
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax (See Note 13)	(12,944)	2,936	(10,601)	(3,839)
Changes in value of available-for-sale securities, net of tax (See Note 13)	—	(92)	—	(558)
Other comprehensive (loss) income	$(12,944)	$2,844	$(10,601)	$(4,397)
Comprehensive income	$32,466	$49,044	$82,791	$95,224
Comprehensive income attributable to non-controlling interests	139	62	48	172
Comprehensive income attributable to MasTec, Inc.	$32,327	$48,982	$82,743	$95,052

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$7,067	$22,927
Accounts receivable, net of allowance	1,389,903	1,134,693
Inventories, net	105,038	70,185
Prepaid expenses and other current assets, including discontinued operations (See Note 4)	71,944	79,221
Total current assets	$1,573,952	$1,307,026
Property and equipment, net	614,359	488,132
Goodwill	1,000,024	902,044
Other intangible assets, net	222,212	165,606
Other long-term assets, including discontinued operations (See Note 4)	59,579	60,390
Total assets	$3,470,126	$2,923,198
Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$71,798	$51,376
Accounts payable	481,840	424,917
Accrued salaries and wages	82,083	66,455
Other accrued expenses	82,054	71,448
Acquisition-related contingent consideration, current	39,126	67,226
Billings in excess of costs and earnings	130,997	121,641
Other current liabilities, including discontinued operations (See Note 4)	22,976	26,162
Total current liabilities	$910,874	$829,225
Acquisition-related contingent consideration, net of current portion	115,649	112,370
Long-term debt	1,088,289	765,425
Long-term deferred tax liabilities, net	180,449	154,763
Other liabilities	45,978	40,357
Total liabilities	$2,341,239	$1,902,140
Commitments and contingencies (See Note 16)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 87,106,042 and 86,725,372 as of September 30, 2014 and December 31, 2013, respectively	8,711	8,672
Capital surplus	781,400	822,836
Contributed shares	6,002	6,002
Retained earnings	435,208	341,864
Accumulated other comprehensive loss	(23,887)	(13,286)
Treasury stock, at cost: 5,262,831 and 9,467,286 shares as of September 30, 2014 and December 31, 2013, respectively	(83,385)	(150,000)
Total MasTec, Inc. shareholders’ equity	$1,124,049	$1,016,088
Non-controlling interests	$4,838	$4,970
Total equity	$1,128,887	$1,021,058
Total liabilities and equity	$3,470,126	$2,923,198

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$93,392	$99,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,996	103,111
Non-cash interest expense, including write-off of deferred financing costs on redeemed debt	6,052	8,397
Non-cash stock-based compensation expense	11,584	9,647
Excess tax benefit from stock-based compensation	(3,494)	(4,446)
Provision for deferred income taxes	4,294	9,439
Provision for losses on construction projects, net	(497)	2,125
Provision for losses on operating assets	1,136	6,300
(Gains) losses on sales of assets, including impairment charges on discontinued operations	(4,068)	1,152
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(131,175)	(271,010)
Inventories	(27,553)	20,484
Other assets, current and non-current portion	5,202	18,610
Accounts payable and accrued expenses	14,521	126,784
Billings in excess of costs and earnings	4,171	(19,776)
Book overdrafts	(10,399)	2,791
Other liabilities, current and non-current portion	5,857	16,027
Net cash provided by operating activities	$81,019	$129,256
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	(162,901)	(146,598)
Capital expenditures	(90,962)	(101,411)
Proceeds from sale of property and equipment	12,204	8,288
Proceeds from disposal of business, net of cash divested	—	(4,332)
(Payments for) proceeds from other investments, net	(1,046)	3,852
Net cash used in investing activities	$(242,705)	$(240,201)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility	1,319,623	766,154
Repayments of credit facility	(955,151)	(860,070)
Proceeds from issuance of senior notes	—	400,000
Repayment of senior notes, including convertible notes	(105,325)	(150,000)
Repayments of other borrowings	(15,827)	(24,246)
Payments of capital lease obligations	(38,358)	(32,214)
Proceeds from stock-based awards, net of tax withholdings	318	7,757
Excess tax benefit from stock-based compensation	3,494	4,446
Payments of acquisition-related contingent consideration	(60,341)	(12,848)
Payments of financing costs, including call premiums on extinguishment of debt	(1,455)	(11,835)
Net cash provided by financing activities	$146,978	$87,144
Effect of currency translation on cash	(1,152)	(118)
Net decrease in cash and cash equivalents	$(15,860)	$(23,919)
Cash and cash equivalents - beginning of period	$22,927	$26,767
Cash and cash equivalents - end of period	$7,067	$2,848

Supplemental cash flow information:
Interest paid	$35,106	$30,851
Income taxes paid, net of refunds	$46,423	$49,722
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$55,488	$82,737
Equipment acquired under financing arrangements	$6,851	$24,100
Acquisition-related contingent consideration, new business combinations	$34,988	$29,971
Premium shares, conversion of convertible notes	$114,785	$—
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
Investments in Affiliates and Other Entities
In the ordinary course of business, the Company enters into various investment arrangements, which may include equity or other interests in business entities, including contractual joint ventures or other forms of equity participation. These investment arrangements may also include certain forms of financing, such as the extension of loans. In connection with certain of these investment arrangements, the Company provides infrastructure construction services to or through its equity investees and/or contractual joint ventures. Management determines whether such investment arrangements involve a variable interest entity (“VIE”) based on the characteristics of the particular entity. If an entity is determined to be a VIE, then management determines if the Company is the primary beneficiary of the entity and whether or not consolidation of the VIE within the Company's financial statements is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. If management determines that the Company is the primary beneficiary of a VIE, then the VIE would be consolidated, and the other party’s equity interest in the VIE would be accounted for as a non-controlling interest. As of September 30, 2014, the Company was not the primary beneficiary of any VIE. In cases where the Company has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated entity, such amounts are consolidated on a basis proportional to the Company’s ownership interest in the unincorporated entity.
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
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon evidence such as engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of September 30, 2014 and December 31, 2013, the Company had approximately $78 million and $79 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, in arbitration and other proceedings. These contract price adjustments represent management's best estimate of additional contract revenues that have been or will be earned and that management believes are probable of collection. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts, which are primarily expected to be billed and collected within one year.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to MasTec:
Net income, continuing operations - basic (a)	$45,591	$49,960	$93,936	$104,702
Interest expense, net of tax, 2009 Convertible Notes	20	79	166	236
Net income, continuing operations - diluted	$45,611	$50,039	$94,102	$104,938
Net loss from discontinued operations - basic and diluted (a)	(320)	(3,822)	(592)	(5,253)
Net income attributable to MasTec - diluted	$45,291	$46,217	$93,510	$99,685
Weighted average shares outstanding:
Weighted average shares outstanding - basic	81,811	77,093	79,158	76,816
Dilutive common stock equivalents	814	775	798	774
Dilutive premium shares, 2011 Convertible Notes	3,005	6,790	5,900	6,337
Dilutive shares, 2009 Convertible Notes	194	806	560	806
Weighted average shares outstanding - diluted	85,824	85,464	86,416	84,733

(a)	Calculated as total net income (loss) less amounts attributable to non-controlling interests.
Outstanding Convertibles Notes - Diluted Share Impact
As of September 30, 2014, the Company had $100 million aggregate principal amount of 4.25% senior convertible notes outstanding (the "4.25% Convertible Notes"), composed of $97.0 million of 4.25% Convertible Notes issued in 2011 (the “2011 4.25% Notes”) and approximately $3.0 million of 4.25% Convertible Notes issued in 2009 (the “2009 4.25% Notes”). In June 2014, $115 million aggregate principal amount of 4.0% senior convertible notes (the "4.0% Convertible Notes") matured, at which time the holders elected to convert the notes and the Company paid $105.3 million in cash and issued 4.2 million shares of common stock in respect of such notes. The 4.0% Convertible Notes were composed of $105.3 million of 4.0% Convertible Notes issued in 2011 (the "2011 4.0% Notes") and approximately $9.6 million of 4.0% Convertible Notes issued in 2009 (the "2009 4.0% Notes"). The 2009 4.0% Notes and the 2009 4.25% Notes are collectively referred to as the "2009 Convertible Notes," and the 2011 4.0% Notes and the 2011 4.25% Notes are collectively referred to as the "2011 Convertible Notes." See Note 9 - Debt for additional information.
Dilutive shares associated with the 2009 Convertible Notes are attributable to the underlying principal amounts. The number of common shares issuable upon conversion of the Company’s 2009 Convertible Notes is reflected in the calculation of weighted average diluted earnings per share for the corresponding periods by application of the “if-converted” method to the extent its effect on the computation of earnings per share from continuing operations is dilutive. Under the “if-converted” method, net income from continuing operations is adjusted to add back the after-tax amount of interest recognized for the period associated with the 2009 Convertible Notes, and correspondingly, the 2009 Convertible Notes are assumed to have been converted, with the resulting common shares added to the number of weighted average shares outstanding. The 2011 Convertible Notes have an optional cash settlement feature under which, in June 2014, the Company settled the principal amount of the 2011 4.0% Notes in cash, and the Company intends to settle the principal amount of the 2011 4.25% Notes in cash in December 2014. Given the Company's intention, dilutive shares associated with the 2011 Convertible Notes are derived from the premium value of the notes in excess of their principal amount, calculated using the treasury stock method. The Company refers to these shares as the "premium shares."

The 2011 4.0% Notes, which were settled in June 2014, were convertible at $15.76 per share, and the 2011 4.25% Notes, which mature in December 2014, are convertible at $15.48 per share. The calculations underlying the number of premium shares included in the Company’s diluted share count for the periods indicated are as follows (in thousands, except per share amounts):

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
	2014	2013		2014	2013
Premium Share Information:	2011 4.25% Notes	2011 4.0% Notes	2011 4.25% Notes	2011 4.25% Notes	2011 4.0% Notes	2011 4.25% Notes
Number of conversion shares, principal amount	6,268	6,683	6,268	6,268	6,683	6,268
Per share price, actual average	$29.73	$32.84	$32.84	$35.06	$30.59	$30.59
Premium value	$89,341	$114,176	$108,864	$122,748	$99,104	$94,728
Premium shares	3,005	3,476	3,314	3,501	3,240	3,097
In addition to the premium shares described above, there were 2.4 million equivalent premium shares included in the Company's dilutive share calculation for the nine month period ended September 30, 2014 related to the 2011 4.0% Notes, as calculated based on the average price per share of the Company's common stock from the beginning of the period through June 15, 2014, the date of maturity.
Diluted Shares, Other Information
A total of 304,486 and 223,422 weighted average anti-dilutive common stock equivalents were not included in the Company's diluted earnings per share calculations for the three and nine month periods ended September 30, 2014, respectively. For the three and nine month periods ended September 30, 2013, there were no anti-dilutive common stock equivalents.
Note 3 – Acquisitions
Allocations of purchase prices for acquisitions are based on estimates of the fair value of consideration paid and of the net assets acquired and are subject to adjustment upon finalization of these fair value estimates. The Company acquired several businesses during 2013 and 2014, as discussed below and in Note 3 - Acquisitions in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, the allocations of purchase price to the fair values of tangible and intangible assets and liabilities, including the estimated values of contingent earn-out obligations and the estimated useful lives of acquired assets for the Company's 2014 acquisitions are provisional and remain preliminary. Management continues to assess the valuation of these items and any ultimate purchase price adjustments that may result based on the final net assets and net working capital of the acquired businesses, as prescribed in the corresponding purchase agreements.
The Company will revise its preliminary allocations for acquired businesses if new information is obtained about the facts and circumstances existing as of the date of acquisition, or for purchase price adjustments, based on the final net assets and net working capital of the acquired businesses, as prescribed in the applicable purchase agreement. Such adjustments result in the recognition of, or adjust the fair values of, acquired assets and assumed liabilities, and are presented as if the adjustments had been taken into account as of the date of acquisition, which results in the revision of comparative prior period financial information. All changes that do not qualify as measurement period adjustments are included in current period results. See table below for measurement period adjustments relating to balances as previously disclosed.
2014 Acquisitions
Pacer
Effective June 1, 2014, MasTec acquired all of the issued and outstanding equity interests of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, "Pacer"). Pacer is a western Canadian civil construction services company, headquartered in Calgary, Alberta, Canada.  Pacer’s services include infrastructure construction primarily in support of oil and gas production, processing, mining and transportation. Pacer, a leading contractor in the Canadian oil sands, is expected to significantly enhance MasTec's ability to lead the development of energy infrastructure work in western Canada and take advantage of the associated rapidly expanding opportunities anticipated for energy infrastructure work in North America in the coming years. Pacer is reported within the Company's Oil and Gas segment.

The following table summarizes the preliminary estimated fair values of consideration paid and identifiable assets acquired and liabilities assumed, as adjusted, as of the date of acquisition (in millions):

Acquisition consideration:	June 1, 2014
Cash	$126.5
Fair value of contingent consideration (earn-out liability)	25.7
Total consideration transferred	$152.2
Identifiable assets acquired and liabilities assumed:
Current assets	$118.4
Equity method investments	2.3
Other long-term assets	0.1
Property and equipment	72.8
Pre-qualifications	41.2
Finite-lived intangible assets	20.3
Current liabilities	(55.8)
Long-term debt	(87.0)
Deferred income taxes	(29.6)
Total identifiable net assets	$82.7
Goodwill	$69.5
Total net assets acquired, including goodwill	$152.2
As a result of the ongoing review of the acquired net working capital and acquired net assets of Pacer, in the third quarter of 2014, the Company recorded a $9.8 million reduction of certain long-term assets, a $7.8 million increase in pre-acquisition liabilities, a $2.7 million increase in intangible assets and a $1.4 million increase to the contingent earn-out liability. These adjustments resulted in a $16.6 million increase to the previously recorded amount of goodwill associated with the Pacer acquisition.
The fair values and weighted average useful lives of Pacer's acquired finite-lived intangible assets, as adjusted, as of the date of acquisition were assigned as follows:

	Fair Value	Weighted Average Useful Life
Finite-lived intangible assets:	(in millions)	(in years)
Backlog	$6.1	2
Non-compete agreements	2.3	8
Customer relationships	11.9	8
Total acquired finite-lived intangible assets	$20.3	6
Finite-lived intangible assets will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to Pacer's pre-qualifications with selected customer companies has been assigned an indefinite life as the pre-qualifications are not expected to expire or diminish in value, and the companies to which they relate have extremely long operating histories. Goodwill arising from the acquisition represents the estimated value of Pacer's geographic presence in key high-growth Canadian markets, its assembled workforce, its management team's industry-specific project management expertise and synergies expected to be achieved from the combined operations of Pacer and MasTec. The goodwill balance is not tax deductible.
The values of certain of the assets acquired and liabilities assumed include the proportionate values of Pacer’s undivided interest in an unincorporated contractual joint venture, which provides civil construction services and is accounted for on a proportional basis. The equity method investments identified in the table above represent investments in entities that provide heavy civil construction services. For the three and nine month periods ended September 30, 2014, revenue recognized by the Company for infrastructure construction services on behalf of these business entities totaled $2.0 million and $3.0 million, respectively. As of September 30, 2014, receivables from infrastructure construction services provided by Pacer, including acquired receivables, totaled $2.5 million. Other amounts due Pacer from its equity method investees and contractual joint venture as of September 30, 2014 included aggregate financing receivables of $14.8 million, which is included in other current assets. In connection with these business entities, there are performance guarantees, for which Pacer is obligated on a joint and several basis with its other joint venture partners or other shareholders in such entities, of a gross amount of approximately $219.0 million ($92.0 million based on ownership percentage) on the full contract value of certain projects. These projects are in varying stages of completion as of September 30, 2014. There are also approximately $31.0 million of other financial guarantees associated with these entities for which Pacer is obligated on a joint and several basis. The Company believes these receivables and guarantees represent variable interests; however, Pacer does not have the power to control the primary activities of, nor is it the primary beneficiary of, these business entities. The Company may provide financial support to these business entities in the future.

The contingent consideration included in the table above is equal to 25% of the excess, if any, of Pacer’s earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) above certain thresholds for a five-year period, as set forth in the purchase agreement, and is payable annually in Canadian dollars. The fair value of the earn-out liability was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-weighted EBITDA projections. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement is estimated to be between $0 and $69 million U.S. dollars; however, there is no maximum earn-out payment amount.
Other 2014 Acquisitions
Effective April 1, 2014, MasTec acquired 100% of a telecommunications services firm that specializes in the installation of in-home security systems for an aggregate purchase price composed of approximately $17.2 million in cash and a five year earn-out, valued at $0.6 million as of the date of acquisition. Additionally, effective January 1, 2014, MasTec acquired 100% of a telecommunications services firm that specializes in the engineering, installation, furnishing and integration of telecommunications equipment for an aggregate purchase price composed of approximately $23.8 million in cash and a five year earn-out, valued at $8.7 million as of the date of acquisition. These companies are included in MasTec's Communications segment.
2013 Acquisitions
Effective May 1, 2013, MasTec acquired all of the issued and outstanding interests of Big Country Energy Services, Inc. and its affiliated operating companies (collectively, "Big Country"). Big Country, which is included in the Company's Oil and Gas segment, is a North American oil and gas pipeline and facility construction services company, headquartered in Calgary, Alberta, Canada. In addition, effective April 1, 2013, MasTec acquired a former subcontractor to its wireless business, which provides self-perform communications tower construction, installation, maintenance and other services in support of telecommunications infrastructure construction in the Company's Communications segment. MasTec also acquired, effective August 1, 2013, an electrical transmission services company that provides substation construction activities. This company is included within the Company's Electrical Transmission segment.

Measurement Period Adjustments
Measurement period adjustments associated with the Company's 2013 acquisitions have been reflected as follows (in millions):

As of December 31, 2013:	As Previously Reported	Measurement Period Adjustments	As Revised
Current assets	$1,306.0	$1.0	$1,307.0
Goodwill	$899.4	$2.6	$902.0
Current liabilities	$825.5	$3.7	$829.2
Long-term deferred tax liabilities, net	$154.9	$(0.1)	$154.8

Unaudited Pro Forma Information
The following unaudited supplemental pro forma financial information includes the results of operations of each of the companies acquired in 2014 and 2013 and is presented as if the acquired companies had been consolidated as of the beginning of the year immediately preceding the year in which the company was acquired. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only. The unaudited supplemental pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond MasTec’s control.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma financial information:	(unaudited, in millions)		(unaudited, in millions)
Revenue	$1,309.6	$1,417.5	$3,496.0	$3,667.3
Net income from continuing operations	$46.0	$52.4	$96.5	$118.0

Results of Businesses Acquired
Revenues and net income resulting from the year over year incremental impact of acquired businesses, which are included within the Company's consolidated results of operations for the periods indicated, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Actual of acquiree (year over year impact):	(unaudited, in millions)		(unaudited, in millions)
Revenue	$133.2	$141.6	$342.5	$270.4
Net income from continuing operations (a)	$2.3	$7.5	$4.5	$12.8

(a)
The above results do not include acquisition costs totaling $0.4 million and $0.3 million for the three month periods ended September 30, 2014 and 2013, respectively, and $2.0 million and $1.6 million for the nine month periods ended September 30, 2014 and 2013, respectively. Acquisition costs are included within general and administrative costs in the Company's consolidated unaudited statements of operations. The above results also do not include interest expense associated with consideration paid for these acquisitions.

Note 4 – Discontinued Operations
Globetec
In 2012, the Company's board of directors approved a plan of sale for Globetec Construction, LLC ("Globetec"). Accordingly, Globetec's projects and assets are reflected as assets and liabilities of discontinued operations, and Globetec's results of operations are presented as discontinued operations in the condensed unaudited consolidated financial statements for all periods presented. Effective August 31, 2013, the Company sold all of its membership interests in Globetec for nominal consideration and retained certain contingent assets and liabilities. As of September 30, 2014, the Company had certain outstanding surety bonds associated with Globetec, for which the work had been substantially completed, and for which the Company believes there was an insignificant amount at risk. The Company is not obligated to support, and does not intend to support, Globetec in the future.
The following table contains a summary of the contingent assets and liabilities associated with Globetec that were retained by the Company as of September 30, 2014 and as of December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
Current assets	$5.0	$2.3
Long-term assets	7.1	10.1
Assets of discontinued operations	$12.1	$12.4
Current liabilities of discontinued operations	$1.2	$1.2
The following table presents Globetec's results from discontinued operations for the periods indicated (in millions):

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Revenue	$4.8	$18.0
Loss from operations, before tax	(0.5)	(2.7)
Impairment of assets, before tax	(5.7)	(6.0)
Income tax benefit	2.5	3.5
Net loss from discontinued operations	$(3.7)	$(5.2)

Note 5 - Goodwill and Other Intangible Assets
The following table provides a reconciliation of changes in goodwill by reportable segment (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Balance as of December 31, 2013	$326.8	$307.7	$149.9	$117.6	$902.0
Additions from new business combinations	28.6	69.5	—	—	98.1
Accruals of acquisition-related contingent consideration, net (a)	4.6	—	—	—	4.6
Currency translation adjustments	—	(4.7)	—	—	(4.7)
Balance as of September 30, 2014	$360.0	$372.5	$149.9	$117.6	$1,000.0

(a)	Represents contingent consideration for acquisitions prior to January 1, 2009, which is accrued as earned, in accordance with U.S. GAAP.

The following table provides a reconciliation of changes in other intangible assets (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Gross carrying amount as of December 31, 2013	$34.8	$59.4	$128.4	$22.5	$245.1
Accumulated amortization			$(67.7)	$(11.8)	$(79.5)
Other intangible assets, net, as of December 31, 2013	$34.8	$59.4	$60.7	$10.7	$165.6
Additions from new business combinations	—	41.2	33.1	2.7	77.0
Amortization expense			(15.7)	(1.3)	(17.0)
Currency translation adjustments	—	(2.6)	(0.8)	—	(3.4)
Other intangible assets, net, as of September 30, 2014	$34.8	$98.0	$77.3	$12.1	$222.2

(a)	Consists principally of amortizing trade names and non-compete agreements.
Amortization expense associated with intangible assets for the three month periods ended September 30, 2014 and 2013 totaled $6.6 million and $5.8 million, respectively, and totaled $17.0 million and $15.2 million, respectively, for the nine month periods ended September 30, 2014 and 2013.
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
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value guidance establishes a valuation hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs that may be used are: (i) Level 1 - quoted market prices in active markets for identical assets or liabilities; (ii) Level 2 - observable market based inputs or other observable inputs; and (iii) Level 3 - significant unobservable inputs that cannot be corroborated by observable market data, which are generally determined using valuation models incorporating management’s estimates of market participant assumptions.
In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2014, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration. This acquisition-related contingent consideration represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after January 1, 2009, in accordance with U.S. GAAP ("ASC 805 contingent consideration"). The fair value of the Company's ASC 805 contingent consideration, which was determined using Level 3 inputs, totaled $149.6 million and $165.4 million, respectively, as of September 30, 2014 and December 31, 2013. The fair value of ASC 805 contingent consideration is based on management estimates and entity-specific assumptions and is evaluated on an on-going basis.
There were no additions to ASC 805 contingent consideration from new business combinations for the three month period ended September 30, 2014. Additions to ASC 805 contingent consideration totaled $35.0 million for the nine month period ended September 30, 2014, and totaled $3.3 million and $30.0 million for the three and nine month periods ended September 30, 2013, respectively. The Company paid approximately $1.3 million and $48.3 million of ASC 805 contingent consideration for the three and nine month periods ended September 30, 2014, respectively. There were no ASC 805 contingent consideration payments made for the three month period ended September 30, 2013. For the nine month period ended September 30, 2013, the Company paid approximately $2.7 million of ASC 805 contingent consideration. Foreign currency translation gains and/or losses associated with ASC 805 contingent consideration are included in other comprehensive income. For the three and nine month periods ended September 30, 2014, foreign currency translation gains associated with ASC 805 contingent consideration totaled $2.9 million and $2.5 million, respectively. For the three month period ended September 30, 2013, foreign currency translation losses associated with ASC 805 contingent consideration totaled $0.7 million, and for the nine month period ended September 30, 2013, foreign currency translation gains associated with ASC 805 contingent consideration totaled $1.1 million.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities recognized or disclosed at fair value on a non-recurring basis, which are initially measured at fair value, and are subsequently remeasured in the event of an impairment or other measurement event, if applicable, include items such as cost and equity method investments, life insurance assets, long-lived assets, goodwill, other intangible assets and debt.

Carrying amounts and estimated fair values of selected financial instruments measured on a non-recurring basis as of the dates indicated were as follows (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes	$400.0	$377.0	$400.0	$380.0
2009 Convertible Notes	$3.0	$5.9	$12.6	$26.6
2011 Convertible Notes	$97.0	$192.1	$198.3	$428.3
The estimated fair values of the Company’s 4.875% Senior Notes, 2009 Convertible Notes and 2011 Convertible Notes are based on quoted market prices, a Level 1 input.
Cost and Equity Method Investments. The aggregate carrying value of the Company's cost and equity method investments, including long-term receivables from investees and contractual joint ventures, totaled approximately $15.0 million and $15.8 million as of September 30, 2014 and December 31, 2013, respectively. The fair values of the Company's cost and equity method investments are not readily available nor has the Company estimated the fair value of these investments. The Company is not aware of any events or changes in circumstance that would have a significant adverse effect on the carrying value of its cost or equity method investments as of September 30, 2014 or December 31, 2013.
Note 7 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	September 30, 2014	December 31, 2013
Contract billings	$775.6	$606.5
Retainage	179.3	159.3
Costs and earnings in excess of billings	451.7	384.6
Accounts receivable, gross	$1,406.6	$1,150.4
Less allowance for doubtful accounts	(16.7)	(15.7)
Accounts receivable, net	$1,389.9	$1,134.7

Provisions for doubtful accounts for the three month periods ended September 30, 2014 and 2013 totaled $0.3 million and $1.9 million, respectively, and totaled $1.1 million and $4.4 million, respectively, for the nine month periods ended September 30, 2014 and 2013.

Note 8 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	September 30, 2014	December 31, 2013
Land	$4.6	$4.8
Buildings and leasehold improvements	19.2	18.0
Machinery and equipment	901.6	727.1
Office furniture and equipment	118.1	102.5
Construction in progress	17.2	11.0
Total property and equipment	$1,060.7	$863.4
Less accumulated depreciation and amortization	(446.3)	(375.3)
Property and equipment, net	$614.4	$488.1
Depreciation and amortization expense associated with property and equipment for the three month periods ended September 30, 2014 and 2013 totaled $35.2 million and $32.0 million, respectively, and totaled $95.0 million and $87.9 million, respectively, for the nine month periods ended September 30, 2014 and 2013.
Note 9 - Debt
The following table provides details of the carrying values of long-term debt as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2014	December 31, 2013
Senior secured credit facility	October 29, 2018	$449.5	$53.0
4.875% senior notes	March 15, 2023	400.0	400.0
2011 4.0% senior convertible notes	June 15, 2014	—	103.8
2011 4.25% senior convertible notes	December 15, 2014	96.4	94.5
2009 4.0% senior convertible notes	June 15, 2014	—	9.6
2009 4.25% senior convertible notes	December 15, 2014	3.0	3.0
Other credit facilities	Varies	4.8	—
Capital lease obligations, weighted average interest rate of 2.8%	In installments through June 13, 2021	163.6	126.0
Notes payable, equipment, weighted average interest rate of 2.9%	In installments through September 1, 2018	42.8	26.9
Total debt		$1,160.1	$816.8
Less current maturities		(71.8)	(51.4)
Long-term debt		$1,088.3	$765.4
Senior Secured Credit Facility
In June 2014, the Company amended its senior secured credit facility, referred to as the Credit Facility, to increase aggregate borrowing commitments from $750 million to $1 billion, add the capability to borrow in Mexican pesos in addition to Canadian dollars, and increase the maximum amount that can be borrowed in alternate currencies to $200 million from $100 million. The amended Credit Facility, which matures on October 29, 2018, has an accordion feature permitting the Company to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of up to $250 million. As of September 30, 2014 and December 31, 2013, the Company had outstanding revolving loans under the Credit Facility of $449.5 million and $53.0 million, respectively, which accrued interest at weighted average rates of approximately 2.12% and 2.14% per annum, respectively. Letters of credit of approximately $135.6 million and $134.8 million were issued as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, interest on letters of credit accrued at 0.875% per annum for performance standby letters of credit and at 1.75% per annum for financial standby letters of credit. As of December 31, 2013, interest on letters of credit accrued at 0.75% per annum for performance standby letters of credit and at 1.5% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2014 and December 31, 2013, the remaining borrowing capacity of the Company's Credit Facility of $262.5 million and $562.1 million, respectively, was available for revolving loans, or up to $262.5 million and $315.2 million, respectively, of new letters of credit. Total remaining borrowing capacity as of September 30, 2014 included a temporary reduction of approximately $152 million, which will be restored once the Company's 4.25% Convertible Notes mature and are repaid or converted in December 2014. The unused facility fee was 0.35% and 0.30% as of September 30, 2014 and December 31, 2013, respectively. The Credit Facility is guaranteed by certain subsidiaries of the Company.

Other Credit Facilities. To support the working capital requirements of its foreign operations, primarily in Canada, the Company has entered into certain other credit facilities. Borrowings under these other credit facilities are primarily denominated in Canadian dollars. As of September 30, 2014, the Company had maximum borrowing capacity under these credit facilities of $35.0 million Canadian dollars, or approximately $31.3 million U.S. dollars. Outstanding borrowings totaled approximately $5.4 million Canadian dollars, or approximately $4.8 million U.S. dollars, as of September 30, 2014, and accrued interest at a weighted average rate of 4.00%. The Company's other credit facilities, which have varying dates of maturity through March 3, 2015, are generally renewed on an annual basis. Outstanding borrowings under the Company's other credit facilities that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company's borrowings under other credit facilities are classified within long-term debt in the Company's condensed unaudited consolidated balance sheet as of September 30, 2014. The Company's other credit facilities are subject to customary provisions and covenants.
Senior Convertible Notes
The Company's 4.0% Convertible Notes, composed of $105.3 million principal amount of 2011 4.0% Notes and $9.6 million principal amount of 2009 4.0% Notes, matured and were converted in June 2014. The 2009 4.0% Notes were convertible at a rate of 63.4417 shares of MasTec common stock per $1,000 principal amount thereof, representing an initial conversion price of approximately $15.76 per share, resulted in MasTec issuing an aggregate of 0.6 million shares of its common stock. The 2011 4.0% Notes were substantially identical to the 2009 4.0% Notes, except that the 2011 4.0% Notes had an optional physical (share), cash or combination settlement feature. In accordance with the Company's previously stated intent, it settled the principal amount of the 2011 4.0% Notes in cash, using proceeds from the Credit Facility, and the premium value in shares of common stock. Pursuant to the formula contained in the indenture governing the 2011 4.0% Notes, the Company issued 3.6 million shares of common stock to settle the premium value of the 2011 4.0% Notes. The value of the shares issued to settle the premium was $114.8 million, based on the closing price of the Company's common stock on the date the shares were issued. The 4.2 million aggregate shares issued in settlement of the 4.0% Convertible Notes were issued from the Company's treasury stock. See Note 13 - Equity.
The 4.25% Convertible Notes mature in December 2014. The Company expects to settle the principal amount of its 2011 4.25% Notes on a long-term basis with proceeds from the Credit Facility, or through other sources of available funding, and the premium value in shares, consistent with the settlement of the 2011 4.0% Notes in June 2014. Therefore, the Company has reflected the carrying amounts of these notes within long-term debt in the condensed unaudited consolidated balance sheets. Unamortized debt discount and financing costs associated with the 2011 4.25% Notes totaled $0.6 million as of September 30, 2014. Unamortized debt discount and financing costs associated with both the 2011 4.25% Notes and the 2011 4.0% Notes totaled $4.0 million as of December 31, 2013.
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
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of September 30, 2014 and December 31, 2013.
Interest Expense, Net
The following table provides details of interest expense, net, for the periods indicated (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense:
Contractual and other interest expense	$11.3	$10.4	$31.6	$27.9
Accretion of senior convertible note discount	0.6	1.3	3.4	3.9
Amortization of deferred financing costs	0.8	1.0	2.7	3.0
Total interest expense	$12.7	$12.7	$37.7	$34.8
Interest income	(0.1)	—	(0.1)	(0.3)
Interest expense, net	$12.6	$12.7	$37.6	$34.5
For additional information regarding the Company's debt instruments, see Note 9 - Debt in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.

Note 10 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide financing for machinery and equipment, which expire on various dates. The gross amount of assets held under capital leases as of September 30, 2014 and December 31, 2013 totaled $276.2 million and $199.6 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $203.7 million and $141.3 million as of September 30, 2014 and December 31, 2013, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. Rent expense relating to operating leases that have non-cancelable terms in excess of one year was approximately $18.1 million and $12.7 million for the three month periods ended September 30, 2014 and 2013, respectively, and $51.5 million and $37.1 million for the nine month periods ended September 30, 2014 and 2013, respectively. The Company also incurred expenses relating to facilities, vehicles and equipment having original terms of one year or less of approximately $54.5 million and $63.0 million for the three month periods ended September 30, 2014 and 2013, respectively, and $142.6 million and $138.9 million for the nine month periods ended September 30, 2014 and 2013, respectively.
Note 11 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which stock options and restricted share awards are available for issuance or outstanding. Under stock-based compensation plans in effect as of September 30, 2014, there were a total of 6,193,235 shares available for grant or issuance.
Restricted Share Awards
MasTec grants restricted share awards, which are valued based on the market price of MasTec common stock on the date of grant. Total unearned compensation related to restricted share awards as of September 30, 2014 was approximately $16.0 million, which is expected to be recognized over a weighted average period of approximately 1.1 years. The intrinsic value, or fair value, of restricted share awards that vested, which is based on the market price on the date of vesting, totaled $1.1 million and $0.9 million for the three month periods ended September 30, 2014 and 2013, respectively, and totaled $7.1 million and $2.0 million for the nine month periods ended September 30, 2014 and 2013, respectively.

Activity, restricted share awards:	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2013	1,123,545	$23.78
Granted	323,249	41.05
Vested	(181,195)	20.26
Canceled/forfeited	(22,442)	17.38
Non-vested restricted shares, as of September 30, 2014	1,243,157	$28.90
Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans. All outstanding stock options are fully vested.

Activity, stock options:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (a) (in millions)
Options outstanding as of December 31, 2013	495,571	$11.17	1.96	$10.7
Exercised	(210,900)	9.97
Canceled/forfeited	—	—
Options outstanding as of September 30, 2014	284,671	$12.06	1.54	$5.3
Options exercisable as of September 30, 2014	284,671	$12.06	1.54	$5.3

(a)
Amount represents the difference between the exercise price and the market price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised was based on the difference between the exercise price and the market price of the Company’s stock on the date of exercise. During the three month period ended September 30, 2014, there were no options exercised. For the three month period ended September 30, 2013, the intrinsic value of options exercised totaled $4.6 million. The total intrinsic value of options exercised during the nine month periods ended September 30, 2014 and 2013 totaled $6.5 million and $10.4 million, respectively. Proceeds from options exercised during the three month period ended September 30, 2013 totaled $0.4 million. Proceeds from options exercised during the nine month periods ended September 30, 2014 and 2013 totaled $0.8 million and $3.8 million, respectively.
Employee Stock Purchase Plans
The Company's employee stock purchase plans allow qualified employees to purchase MasTec common stock at 85% of its fair market value at the lower of (i) the date of commencement of the offering period or (ii) the last day of the exercise period, as defined in the plan documents. The fair value of purchases under the Company's employee stock purchase plans is estimated using the Black-Scholes option-pricing valuation model.

	Nine Months Ended September 30,
Activity, employee stock purchase plan:	2014	2013
Cash proceeds (in millions)	$2.5	$6.0
Common shares issued	94,761	436,925
Weighted average per share price	$26.60	$13.69
Weighted average per share grant date fair value	$6.34	$5.55
Stock-Based Compensation Expense and Tax Benefits
Details of stock-based compensation expense, which is included within general and administrative expense in the condensed unaudited consolidated statement of operations for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense	$4.1	$3.0	$11.6	$9.6
Income Tax Effects:
Income tax benefit from stock-based compensation	$1.8	$4.5	$8.4	$7.7
Excess tax benefit from stock-based compensation (a)	$0.1	$3.0	$3.5	$4.4

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

	Multi-Employer Plans
	Covered Employees		Contributions (in millions)
For the Three Months Ended September 30:	Low	High	Pension	Post-Retirement Benefit	Total
2014	2,029	2,167	$11.6	$1.1	$12.7
2013	2,392	2,734	$14.9	$1.0	$15.9
For the Nine Months Ended September 30:	Low	High	Pension	Post-Retirement Benefit	Total
2014	1,098	2,167	$27.3	$2.5	$29.8
2013	778	2,734	$30.2	$3.0	$33.2

Note 13 – Equity

Share Activity (in thousands):	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2013	77,258	9,467
Shares issued:
Stock option exercises	211
Restricted share awards	181
Convertible notes	4,204	(4,204)
Other, net	(11)
Balance as of September 30, 2014	81,843	5,263
In June 2014, the Company reissued a total of 4.2 million shares of its treasury stock, which had a cost basis of $66.6 million, related to the settlement of its 4.0% Convertible Notes. See Note 9 - Debt.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the periods indicated are as follows (in thousands):

	For the Nine Months Ended September 30,
	2014			2013
	Unrealized (Losses) Gains
	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(7,998)	$(5,288)	$(13,286)	$(106)	$(5,395)	$(5,501)
Activity before reclassifications, net of tax	(10,601)	—	(10,601)	(3,839)	(118)	(3,957)
Reclassifications, net of tax	—	—	—	—	(440)	(440)
Activity, net of tax	(10,601)	—	(10,601)	(3,839)	(558)	(4,397)
Balance as of September 30	$(18,599)	$(5,288)	$(23,887)	$(3,945)	$(5,953)	$(9,898)
Foreign currency activity is primarily related to the Company's Canadian operations. The Company's Canadian presence has grown in recent years due to acquisitions. See Note 3 - Acquisitions.
Note 14 - Income Taxes
The Company’s consolidated tax rates on income from continuing operations for the three month periods ended September 30, 2014 and 2013 were 38.0% and 38.8%, respectively, and for the nine month periods ended September 30, 2014 and 2013 were 38.0% and 38.6%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter(s) in which they occur.
As of September 30, 2014, the Company had $9.3 million of current deferred tax assets, net, and $180.4 million of long-term deferred tax liabilities, net. As of December 31, 2013, current deferred tax assets, net, totaled $16.3 million and long-term deferred tax liabilities, net, totaled $154.8 million.
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

The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, infrastructure for electrical utilities. MasTec performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other segment primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.

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

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated continuing operations financial information for total MasTec in the following tables (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2014	2013	2014	2013
Communications (a)	$505.2	$543.0	$1,480.4	$1,464.5
Oil and Gas	557.4	519.1	1,302.9	1,134.8
Electrical Transmission	132.6	118.8	327.2	321.9
Power Generation and Industrial	114.3	85.1	263.1	237.3
Other	1.1	3.5	6.5	9.2
Eliminations	(1.0)	(0.1)	(1.9)	(2.0)
Consolidated revenue	$1,309.6	$1,269.4	$3,378.2	$3,165.7

(a)
Revenue generated by utilities customers represented 7.6% and 6.9% of Communications segment revenue for the three month periods ended September 30, 2014 and 2013, respectively, and 7.0% and 7.2% of Communications segment revenue for the nine month periods ended September 30, 2014 and 2013, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA:	2014	2013	2014	2013
Communications	$52.4	$71.8	$153.7	$181.6
Oil and Gas	73.0	68.1	143.5	161.7
Electrical Transmission	12.7	12.1	33.2	27.0
Power Generation and Industrial	4.9	(6.4)	9.4	(14.6)
Other	(0.3)	0.1	0.1	0.5
Corporate	(14.5)	(13.6)	(38.7)	(47.9)
Consolidated EBITDA	$128.2	$132.1	$301.2	$308.3

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Depreciation and Amortization:	2014	2013	2014	2013
Communications	$10.1	$9.5	$30.1	$26.8
Oil and Gas	23.3	22.5	61.3	60.1
Electrical Transmission	5.2	3.2	11.9	8.4
Power Generation and Industrial	1.7	1.7	4.8	5.1
Corporate	1.4	0.9	3.9	2.7
Consolidated Depreciation and Amortization	$41.7	$37.8	$112.0	$103.1

The following table presents a reconciliation of EBITDA to consolidated income from continuing operations before income taxes (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA Reconciliation:	2014	2013	2014	2013
EBITDA	$128.2	$132.1	$301.2	$308.3
Less:
Interest expense, net	(12.6)	(12.7)	(37.6)	(34.5)
Depreciation and amortization	(41.7)	(37.8)	(112.0)	(103.1)
Income from continuing operations before income taxes	$73.8	$81.6	$151.7	$170.6
Foreign Operations. MasTec operates throughout North America, primarily in the U.S. and Canada, as well as in parts of Latin America. For the three month periods ended September 30, 2014 and 2013, revenues of $1.1 billion and $1.2 billion, respectively, were derived from U.S. operations, and $219.4 million and $90.9 million, respectively, were derived from foreign operations, primarily in Canada. For the nine month periods ended September 30, 2014 and 2013, revenues of $2.9 billion and $3.0 billion, respectively, were derived from U.S. operations, and $460.0 million and $172.0 million, respectively, were derived from foreign operations, primarily in Canada. Long-lived assets held in the U.S. included property and equipment, net, of $497.6 million and $436.9 million as of September 30, 2014 and December 31, 2013, respectively. Long-lived assets held in foreign countries, primarily in Canada, included property and equipment, net, of $116.8 million and $51.2 million as of September 30, 2014 and December 31, 2013, respectively. Intangible assets and goodwill, net, of approximately $1.0 billion as of both September 30, 2014 and December 31, 2013 related to the Company's U.S. operations. Intangible assets and goodwill, net, of approximately $211.5 million and $92.9 million as of September 30, 2014 and December 31, 2013, respectively, related to businesses in foreign countries, primarily in Canada.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Customer:
AT&T (a)	16%	16%	21%	18%
DIRECTV® (b)	12%	13%	13%	15%
Enbridge, Inc. (c)	10%	20%	10%	14%

(a)
The Company's relationship with AT&T is based upon master service agreements, other service agreements and construction/installation contracts for AT&T's wireless, wireline/fiber and home security and automation businesses. Revenue from AT&T is included in the Communications segment.

(b)	The Company's relationship with DIRECTV® is based upon an agreement to provide installation and maintenance services for DIRECTV®. Revenue from DIRECTV® is included in the Communications segment.

(c)	The Company's relationship with Enbridge, Inc. is based upon various construction contracts for natural gas pipelines. Revenue from Enbridge, Inc. is included in the Oil and Gas segment.
Note 16 - Commitments and Contingencies
In addition to the matters discussed below, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it. The outcome of such cases, claims and disputes, including those set forth below, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

SunLight Entities. In 2011, Power Partners MasTec, LLC., a MasTec, Inc. subsidiary (“Power Partners”), entered into engineering, procurement, and construction agreements (the “EPC Agreements”) with special purpose entities, SunLight General Somerset Solar, LLC, SunLight General Morris Solar, LLC and SunLight General Sussex Solar, LLC (collectively, the “SunLight Entities”), respectively, to perform design and construction services for three public solar projects in New Jersey located in Somerset, Morris and Sussex Counties (the “Projects”). The initial contract price of each of the Projects was, subject to adjustment, approximately as follows: Somerset ($29 million); Morris ($36 million); and Sussex ($26 million). The Projects were funded, in part, with proceeds of municipal bonds issued by the Morris County and Somerset County Improvement Authorities (collectively, the “Authorities”).

Power Partners and the SunLight Entities engaged in three separate arbitration proceedings against each other to address various disputes that existed between the parties on the Projects. The arbitration panel rendered awards in Power Partners’ favor in the aggregate amount of $59.6 million in August 2014. The arbitrators found that SunLight breached the EPC Agreements, that Power Partners had the right to terminate the EPC Agreements for cause because of the SunLight Entities’ breach of contract and breach of the covenant of good faith and fair dealing. The arbitrators dismissed all of the SunLight Entities’ affirmative claims. Power Partners has filed a petition in federal court in New Jersey as part of the process of confirming the arbitration awards into final judgments against the SunLight Entities. The arbitrators also held that Power Partners was the prevailing party and that it is entitled to an additional award of interest, attorney’s fees and costs. Power Partners has filed an application with the arbitration panel to set the amount of interest, attorney’s fees and costs and expects a ruling before the end of the year.

Power Partners intends to vigorously pursue collection of all arbitration awards including interest, attorney's fees and costs. Power Partners believes it will successfully collect the arbitration awards, however, there can be no assurance that its collection efforts will be successful or that Power Partners will recover all amounts previously recorded. As part of its collection efforts, Power Partners filed municipal mechanic’s liens and construction liens of approximately $50 million against the solar projects and public construction funds for the work Power Partners had performed on the Projects. SunLight Entities and the Authorities challenged the mechanic’s liens and construction liens in court. In March 2014, a New Jersey appellate court found that Power Partners did not have municipal mechanic’s liens or construction liens on the municipal bond funds that are held in trust to pay for construction of the Projects. Power Partners petitioned the New Jersey Supreme Court to review the appellate court’s ruling, and, in July 2014, the New Jersey Supreme Court agreed to accept the case for review and also entered an order staying the appellate court’s ruling.

Power Partners also filed a lawsuit in June 2013 in federal court in New Jersey against the Authorities and the principals of the SunLight Entities with claims exceeding $60 million as part of its efforts to seek payment of amounts that were also the subject of the arbitration proceedings. The claims against the Authorities include violations of the New Jersey Public Works Bond Act, violations of the New Jersey Construction Trust Fund Act, tortious interference with Power Partners' contract rights, unjust enrichment and quantum meruit for the value of the work performed by Power Partners.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 10 - Lease Obligations.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2014 and December 31, 2013, there were $135.6 million and $134.8 million, respectively, of letters of credit issued under the Company's Credit Facility. See Note 9 - Debt. The Company was not aware of any material claims relating to outstanding letters of credit as of September 30, 2014 or December 31, 2013.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for certain of its contractual commitments associated with projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2014, the estimated cost to complete projects secured by the Company’s $748.6 million in performance and payment bonds was $53.1 million. As of December 31, 2013, the estimated cost to complete projects secured by the Company’s $1.1 billion in performance and payment bonds was $297.1 million.

Investments in Affiliates and Other Entities. The Company holds an undivided interest in a contractual joint venture with a third party for the purpose of providing infrastructure construction services under certain customer contracts. Losses incurred by the joint venture are generally shared proportionally by the joint venture members, with members of the joint venture jointly and severally liable for all of the obligations of the joint venture. The joint venture agreement provides that each joint venturer indemnify the other parties for any liabilities incurred. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venturer fails or refuses to pay or perform its share of the obligations. As of September 30, 2014, the Company was not aware of any circumstances that would lead to future claims against it for material amounts. In addition, from time to time, the Company may provide financing to its unconsolidated affiliates. As of September 30, 2014, there were no amounts committed under such financing arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of September 30, 2014 and December 31, 2013, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, totaled $60.3 million and $50.8 million, respectively, of which $36.3 million and $31.3 million, respectively, was reflected within non-current other liabilities in the condensed unaudited consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims as of September 30, 2014 and December 31, 2013 totaled $1.9 million and $2.1 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company's workers' compensation, general liability and automobile liability policies amounted to $57.2 million and $57.4 million as of September 30, 2014 and December 31, 2013, respectively. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the condensed unaudited consolidated balance sheets, amounted to $1.1 million and $1.4 million for these policies as of September 30, 2014 and December 31, 2013, respectively. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $13.0 million and $10.9 million as of September 30, 2014 and December 31, 2013, respectively.

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
The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S. registered multi-employer pension plans, subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law regarding employers who are contributors to U.S. registered multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules to U.S. registered plans that are generally applicable to plan years beginning after 2007 for multi-employer plans classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which the Company’s subsidiaries participate are in critical status, benefit reductions may apply and/or the Company could be required to make additional contributions. Based upon the information available to the Company from plan administrators as of September 30, 2014, several of the multi-employer pension plans in which it participates are underfunded and, as a result, the Company could be required to increase its contributions.
On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan that is in critical status. In connection with this withdrawal, a $6.4 million withdrawal liability was established based on an estimate provided by the Central States administrator of such liability as of the date of withdrawal. The Company began paying installments towards this withdrawal liability in 2013, of which $4.5 million was outstanding as of September 30, 2014. The Company withdrew from Central States in order to mitigate its liability in connection with the plan; however, Central States has asserted that the PLCA members did not effectively withdraw in 2011 and are, therefore, responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States demanded $11 million in withdrawal liability from the Company, which included 2011 contribution amounts. The Company is vigorously opposing this demand because it believes that it legally and effectively withdrew from Central States on November 15, 2011. If Central States were to prevail in its assertion that the Company withdrew after that date, then the initial amount of the Company’s withdrawal liability would increase to approximately $11 million. The Company currently does not have plans to withdraw from any other multi-employer pension plan.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2014 and December 31, 2013, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec has also issued performance and other guarantees in connection with its undivided interest in a contractual joint venture and certain of its equity investees. See Note 3 - Acquisitions. MasTec generally warrants the work it performs for a one to two year period following substantial completion of a project. MasTec has not historically accrued any reserves for potential warranty claims as they have been immaterial.
Concentrations of Risk. The Company had approximately 480 customers for the nine month period ended September 30, 2014. For the three month periods ended September 30, 2014 and 2013, the Company derived 64% and 73% respectively, of revenues from its top ten customers. For the nine month periods ended September 30, 2014 and 2013, the Company derived 66% and 69%, respectively, of revenues from its top ten customers. See Note 15 - Segments and Related Information for significant customer revenue concentration information.
Note 17 - Related Party Transactions
MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Cross Country Pipeline Supply, Inc. (“CCP”), in which MasTec invested $15 million in the fourth quarter of 2013, and which is accounted for as a cost method investment. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec's Board of Directors, and Jose Mas, MasTec's Chief Executive Officer, serves as the chairman of CCP. In addition, an entity owned by the Mas family, including Jorge and Jose Mas, is a minority shareholder of CCP. MasTec paid CCP approximately $1.9 million and $4.6 million for equipment rentals, leases and servicing for the three and nine month periods ended September 30, 2014, respectively.
MasTec leases employees to a customer, in which Jorge Mas and Jose Mas own a minority interest. For the three month periods ended September 30, 2014 and 2013, MasTec charged approximately $0.2 million and $0.1 million, respectively, to this customer. For the nine month periods ended September 30, 2014 and 2013, MasTec charged approximately $0.5 million and $0.4 million, respectively, to this customer. As of both September 30, 2014 and December 31, 2013, receivables of $0.1 million attributable to this arrangement were outstanding. The Company also provides satellite communication services to this customer. For the three month periods ended September 30, 2014 and 2013, satellite communication revenues relating to this customer were approximately $0.3 million and $0.4 million, respectively. For the nine month periods ended September 30, 2014 and 2013, satellite communication revenues relating to this customer were approximately $0.8 million and $1.0 million, respectively. As of both September 30, 2014 and December 31, 2013, outstanding receivables from this arrangement totaled $0.4 million.
See Note 3 - Acquisitions for discussion of the Company's equity method investments and contractual joint venture.
Split Dollar Agreements
In August 2014, Jose Mas, the Company and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the Jose Ramon Mas Irrevocable Trust, dated December 7, 2012 (the “trust”) entered into a split dollar life insurance agreement that replaces the prior split dollar agreement and eliminates the deferred bonus agreement with Jose Mas. Under the new split dollar agreement, MasTec is the sole owner of each of the policies subject to the agreement. The Company will make the premium payments under each of such policies. Upon the death of Jose Mas or the survivor of Jose Mas and his wife (collectively, the “insureds”) under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) premiums paid by the Company on such policy and (ii) the then cash value of such policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit is payable to the trust or other beneficiary designated by the trustees. In the event of the Company’s bankruptcy or dissolution, the trust shall have the assignable option to purchase any or all of the policies subject to the split dollar agreement from the Company. The purchase price for each policy shall be the greater of (x) premiums paid by the Company on such policy or (y) the then cash value of such policy (excluding surrender charges or other similar charges or reductions). The total maximum face amount of the insurance for policies subject to the split dollar agreement is capped at $75 million. The Company is designated as the named fiduciary under the split dollar agreement, and the policy may not be surrendered without the express written consent of the trust.

For the three month period ended September 30, 2014, the Company made no payments in connection with the agreements for Jose Mas, and for the nine month period ended September 30, 2014, payments were less than $0.1 million. There were no payments made in connection with the agreements for Jose Mas in either of the three or nine month periods ended September 30, 2013. MasTec also has a split dollar agreement with Jorge Mas. The Company paid approximately $1.3 million and $1.8 million in connection with this agreement for the three and nine month periods ended September 30, 2014, respectively, and paid approximately $1.1 million and $1.2 million in connection with this agreement for the three and nine month periods ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, life insurance assets associated with these agreements of $11.1 million and $10.2 million, respectively, were included within other long-term assets in the condensed unaudited consolidated balance sheets. For additional information regarding the split dollar and deferred bonus agreements with Jorge Mas, see Note 17 - Related Party Transactions in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.
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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Three Months Ended September 30, 2014:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,043.1	$268.5	$(2.0)	$1,309.6
Costs of revenue, excluding depreciation and amortization	—	892.6	232.4	(2.0)	1,123.0
Depreciation and amortization	—	30.8	10.9	—	41.7
General and administrative expenses	0.6	50.8	8.5	—	59.9
Interest expense, net	—	11.5	1.1	—	12.6
Other (income) expense, net	—	(1.6)	0.2	—	(1.4)
(Loss) income from continuing operations before income taxes	$(0.6)	$59.0	$15.4	$—	$73.8
Benefit from (provision for) income taxes	0.2	(22.0)	(6.2)	—	(28.0)
Net (loss) income from continuing operations	$(0.4)	$37.0	$9.2	$—	$45.7
Net loss from discontinued operations	—	—	(0.3)	—	(0.3)
Equity in income from subsidiaries, net of tax	45.7	—	—	(45.7)	—
Net income (loss)	$45.3	$37.0	$8.9	$(45.7)	$45.4
Net income attributable to non-controlling interests	—	—	0.1	—	0.1
Net income (loss) attributable to MasTec, Inc.	$45.3	$37.0	$8.8	$(45.7)	$45.3
Comprehensive income (loss)	$32.3	$37.0	$(4.1)	$(32.7)	$32.5

For the Three Months Ended September 30, 2013:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,140.9	$129.0	$(0.5)	$1,269.4
Costs of revenue, excluding depreciation and amortization	—	969.5	112.1	(0.5)	1,081.1
Depreciation and amortization	—	31.6	6.2	—	37.8
General and administrative expenses	0.5	50.1	8.4	—	59.0
Interest expense, net	—	12.0	0.7	—	12.7
Other income, net	—	(2.3)	(0.5)	—	(2.8)
(Loss) income from continuing operations before income taxes	$(0.5)	$80.0	$2.1	$—	$81.6
Benefit from (provision for) income taxes	0.2	(31.5)	(0.4)	—	(31.7)
Net (loss) income from continuing operations	$(0.3)	$48.5	$1.7	$—	$49.9
Net loss from discontinued operations	—	—	(3.7)	—	(3.7)
Equity in income from subsidiaries, net of tax	46.4	—	—	(46.4)	—
Net income (loss)	$46.1	$48.5	$(2.0)	$(46.4)	$46.2
Net income attributable to non-controlling interests	—	—	0.1	—	0.1
Net income (loss) attributable to MasTec, Inc.	$46.1	$48.5	$(2.1)	$(46.4)	$46.1
Comprehensive income (loss)	$49.0	$48.5	$0.8	$(49.3)	$49.0

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Nine Months Ended September 30, 2014:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,798.6	$581.7	$(2.1)	$3,378.2
Costs of revenue, excluding depreciation and amortization	—	2,402.0	515.0	(2.1)	2,914.9
Depreciation and amortization	—	88.4	23.6	—	112.0
General and administrative expenses	1.8	146.6	19.1	—	167.5
Interest expense, net	—	35.6	2.0	—	37.6
Other (income) expense, net	—	(5.8)	0.3	—	(5.5)
(Loss) income from continuing operations before income taxes	$(1.8)	$131.8	$21.7	$—	$151.7
Benefit from (provision for) income taxes	0.7	(51.2)	(7.2)	—	(57.7)
Net (loss) income from continuing operations	$(1.1)	$80.6	$14.5	$—	$94.0
Net loss from discontinued operations	—	—	(0.6)	—	(0.6)
Equity in income from subsidiaries, net of tax	94.5	—	—	(94.5)	—
Net income (loss)	$93.4	$80.6	$13.9	$(94.5)	$93.4
Net income attributable to non-controlling interests	—	—	—	—	—
Net income (loss) attributable to MasTec, Inc.	$93.4	$80.6	$13.8	$(94.5)	$93.3
Comprehensive income (loss)	$82.8	$80.5	$3.4	$(83.9)	$82.8

For the Nine Months Ended September 30, 2013:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,881.1	$289.0	$(4.4)	$3,165.7
Costs of revenue, excluding depreciation and amortization	—	2,447.7	252.0	(4.4)	2,695.3
Depreciation and amortization	—	88.8	14.3	—	103.1
General and administrative expenses	1.4	138.5	19.9	—	159.8
Interest expense, net	—	33.5	1.0	—	34.5
Loss on extinguishment of debt	—	5.6	—	—	5.6
Other income, net	—	(2.4)	(0.8)	—	(3.2)
(Loss) income from continuing operations before income taxes	$(1.4)	$169.4	$2.6	$—	$170.6
Benefit from (provision for) income taxes	0.6	(66.0)	(0.4)	—	(65.8)
Net (loss) income from continuing operations	$(0.8)	$103.4	$2.2	$—	$104.8
Net loss from discontinued operations	—	—	(5.2)	—	(5.2)
Equity in income from subsidiaries, net of tax	100.3	—	—	(100.3)	—
Net income (loss)	$99.5	$103.4	$(3.0)	$(100.3)	$99.6
Net income attributable to non-controlling interests	—	—	0.2	—	0.2
Net income (loss) attributable to MasTec, Inc.	$99.5	$103.4	$(3.2)	$(100.3)	$99.4
Comprehensive income (loss)	$95.1	$102.8	$(6.8)	$(95.9)	$95.2

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of September 30, 2014:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets, including discontinued operations	$—	$1,251.5	$322.5	$—	$1,574.0
Property and equipment, net	—	475.5	138.9	—	614.4
Goodwill and other intangible assets, net	—	972.6	249.5	—	1,222.1
Investments in and advances to consolidated affiliates, net	1,114.8	—	107.3	(1,222.1)	—
Other long-term assets, including discontinued operations	9.3	35.3	15.0	—	59.6
Total assets	$1,124.1	$2,734.9	$833.2	$(1,222.1)	$3,470.1
Liabilities and Equity
Total current liabilities	$—	$736.6	$174.3	$—	$910.9
Long-term debt	—	1,053.6	34.7	—	1,088.3
Advances from consolidated affiliates, net	—	23.8	—	(23.8)	—
Other liabilities	—	190.8	151.2	—	342.0
Total liabilities	$—	$2,004.8	$360.2	$(23.8)	$2,341.2
Total equity	$1,124.1	$730.1	$473.0	$(1,198.3)	$1,128.9
Total liabilities and equity	$1,124.1	$2,734.9	$833.2	$(1,222.1)	$3,470.1

As of December 31, 2013:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets, including discontinued operations	$—	$1,156.7	$150.3	$—	$1,307.0
Property and equipment, net	—	420.2	67.9	—	488.1
Goodwill and other intangible assets, net	—	932.8	134.9	—	1,067.7
Investments in and advances to consolidated affiliates, net	1,006.8	170.8	—	(1,177.6)	—
Other long-term assets, including discontinued operations	9.3	36.2	14.9	—	60.4
Total assets	$1,016.1	$2,716.7	$368.0	$(1,177.6)	$2,923.2
Liabilities and Equity
Total current liabilities	$—	$773.3	$55.9	$—	$829.2
Long-term debt	—	760.9	4.5	—	765.4
Advances from consolidated affiliates, net	—	—	22.5	(22.5)	—
Other liabilities	—	236.4	71.1	—	307.5
Total liabilities	$—	$1,770.6	$154.0	$(22.5)	$1,902.1
Total equity	$1,016.1	$946.1	$214.0	$(1,155.1)	$1,021.1
Total liabilities and equity	$1,016.1	$2,716.7	$368.0	$(1,177.6)	$2,923.2

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Nine Months Ended September 30, 2014:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(1.1)	$39.6	$42.5	$—	$81.0
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(39.9)	(123.0)	—	(162.9)
Capital expenditures	—	(75.6)	(15.4)	—	(91.0)
Proceeds from sale of property and equipment	—	10.3	1.9	—	12.2
Payments for other investments, net	—	(1.0)	—	—	(1.0)
Net cash used in investing activities	$—	$(106.2)	$(136.5)	$—	$(242.7)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility	—	1,122.4	197.2	—	1,319.6
Repayments of credit facility	—	(723.2)	(232.0)	—	(955.2)
Repayments of senior convertible notes	—	(105.3)	—	—	(105.3)
Repayments of other borrowings and capital lease obligations	—	(45.3)	(8.8)	—	(54.1)
Excess tax benefits and net proceeds from stock-based awards	2.9	0.9	—	—	3.8
Payments of acquisition-related contingent consideration	—	(60.3)	—	—	(60.3)
Payments of financing costs	—	(1.5)	—	—	(1.5)
Net financing activities and advances (to) from consolidated affiliates	(1.8)	(124.1)	125.9	—	—
Net cash provided by financing activities	$1.1	$63.6	$82.3	$—	$147.0
Effect of currency translation on cash	—	—	(1.2)	—	(1.2)
Net decrease in cash and cash equivalents	$—	$(3.0)	$(12.9)	$—	$(15.9)
Cash and cash equivalents - beginning of period	—	5.3	17.7	—	23.0
Cash and cash equivalents - end of period	$—	$2.3	$4.8	$—	$7.1

For the Nine Months Ended September 30, 2013:	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(2.4)	$103.2	$28.5	$—	$129.3
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(43.0)	(103.6)	—	(146.6)
Capital expenditures	—	(96.8)	(4.6)	—	(101.4)
Proceeds from sale of property and equipment	—	7.6	0.7	—	8.3
Proceeds from disposal of business, net of cash divested	$—	$(4.3)	$—	$—	$(4.3)
Proceeds from other investments, net	$—	$3.8	$—	$—	$3.8
Net cash used in investing activities	$—	$(132.7)	$(107.5)	$—	$(240.2)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility	$—	$639.6	$126.6	$—	$766.2
Repayments of credit facility	—	(737.2)	(123.0)	—	(860.2)
Proceeds from senior notes, net	—	250.0	—	—	250.0
Repayments of other borrowings and capital lease obligations	—	(55.5)	(1.0)	—	(56.5)
Excess tax benefits and net proceeds from stock-based awards	9.2	3.0	—	—	12.2
Payments of acquisition-related contingent consideration	—	(12.8)	—	—	(12.8)
Payments of financing costs, including call premiums on extinguishment of debt	—	(11.8)	—	—	(11.8)
Net financing activities and advances (to) from consolidated affiliates	(6.8)	(56.4)	63.2	—	—
Net cash provided by financing activities	$2.4	$18.9	$65.8	$—	$87.1
Effect of currency translation on cash	—	—	(0.1)	—	(0.1)
Net decrease in cash and cash equivalents	$—	$(10.6)	$(13.3)	$—	$(23.9)
Cash and cash equivalents - beginning of period	—	12.7	14.0	—	26.7
Cash and cash equivalents - end of period	$—	$2.1	$0.7	$—	$2.8

Note 19 - Subsequent Events

Effective October 1, 2014, the Company acquired all of the issued and outstanding equity interests of WesTower Communications Inc., a Delaware corporation (“WesTower”), for approximately $199 million in cash, subject to customary purchase price adjustments. WesTower is a telecommunications services firm, focusing on construction and maintenance of communications infrastructure related to wireless networks throughout the United States. WesTower currently provides services to a number of major wireless carriers through regional operating offices located throughout the Eastern, Central and Western United States. WesTower will be included in the Company’s Communications segment. Due to the limited amount of time since the acquisition of WesTower, the initial accounting for the acquisition is incomplete. The Company will complete an initial allocation of purchase price to total net assets acquired for the WesTower acquisition in the fourth quarter of 2014 and include the related disclosures in the Company’s consolidated financial statements for the year ended December 31, 2014.
In connection with the WesTower acquisition, the Company amended its Credit Facility in October 2014. The amendment used a portion of the Credit Facility's $250 million accordion feature to make available an additional $75 million term loan (the "Term Loan"), which increased aggregate borrowing commitments to $1.075 billion. The interest, maturity and other provisions of the Term Loan are substantially identical to those of all other loans under the Credit Facility. For additional information regarding loan provisions under the Credit Facility, see Note 9 - Debt in the notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.
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
The following is a discussion of our business, financial position and results of operations as of and for the three and nine month periods ended September 30, 2014 and 2013. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2013.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, such as: petroleum and natural gas pipeline infrastructure; wireless, wireline/fiber and satellite communications; electrical utility transmission and distribution; power generation; and industrial infrastructure. Our customers are in these industries. Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and, as of September 30, 2014, we had approximately 18,200 employees and 410 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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

We present our continuing operations in five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline/fiber communications and install-to-the-home customers. We perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through the Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other category primarily includes small business units that perform construction services for a variety of end markets in Mexico and elsewhere internationally.

See Note 15 - Segments and Related Information and Note 16 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which are incorporated herein by reference, for operating results by segment and for significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog estimates include amounts under master service and other service agreements in addition to construction projects. We determine the amount of backlog for work under master service and other service agreements based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers. The following presents 18-month backlog by reportable segment as of the periods indicated (in millions):

Reportable Segment:	September 30, 2014	June 30, 2014	September 30, 2013
Communications	$2,830	$2,600	$2,814
Oil and Gas	775	724	639
Electrical Transmission	355	400	441
Power Generation and Industrial	168	201	61
Other	12	12	14
Estimated 18-month backlog	$4,140	$3,937	$3,969

While our backlog estimates include amounts under master service and other service agreements, our customers are not contractually committed to purchase a minimum amount of services under these agreements, most of which can be canceled on short or no advance notice. For the nine month period ended September 30, 2014, 48% of our revenue was derived from projects performed under master service and other service agreements. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenue from construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and other project related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Economic, Industry and Market Factors
We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers' products and services, which can lead to rationalization of our customers' capital and maintenance budgets in certain end markets. This, as well as the highly competitive nature of our industry, particularly when work is deferred, can, and in recent years, has resulted in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Fluctuations in market prices for oil, gas and other fuel sources can also affect demand for our services, in particular, pipeline and renewable energy construction services. Other market and industry factors, such as changes to our customers' capital spending plans, mergers and acquisitions among the customers that we serve, access to capital for customers in the industries we serve, changes in technology, tax and other incentives, renewable energy portfolio standards and new or changing regulatory requirements affecting the industries we serve, can affect demand for our services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows.
Impact of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, in particular, for large non-recurring projects, and holidays. Typically, our revenue is lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year, as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by out of the ordinary weather patterns, such as excessive rainfall or warm winter weather, making it difficult to predict quarterly revenue and margin variations.

Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given period, even if not in total. In addition, revenue from service agreements, while generally predictable, can be subject to occasional volatility. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic and market conditions; regulatory or environmental influences; and acquisitions, dispositions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed unaudited consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in our condensed unaudited consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect. Refer to Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and to our most recent Annual Report on Form 10-K for detailed discussions of our significant and critical accounting policies.
We believe that our accounting estimates pertaining to revenue and costs derived from fixed price contracts under the percentage-of-completion method; allowances for doubtful accounts; fair value estimates in connection with business acquisitions, in particular, estimated values of net assets acquired and estimated liabilities for future earn-out obligations; valuation of goodwill and indefinite-lived intangible assets; income taxes; legal contingencies; and self-insurance contingencies are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and as they require significant or complex judgment and estimates on the part of management. We frequently review our accounting policies and critical accounting measurements with the Audit Committee of the Board of Directors.
Results of Operations
Comparison of Quarterly Results
The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions. See Note 3 - Acquisitions in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference, for information pertaining to our recent acquisitions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Revenue	$1,309.6	100.0%	$1,269.4	100.0%	$3,378.2	100.0%	$3,165.7	100.0%
Costs of revenue, excluding depreciation and amortization	1,123.0	85.7%	1,081.1	85.2%	2,914.9	86.3%	2,695.3	85.1%
Depreciation and amortization	41.7	3.2%	37.8	3.0%	112.0	3.3%	103.1	3.3%
General and administrative expenses	59.9	4.6%	59.0	4.6%	167.5	5.0%	159.8	5.0%
Interest expense, net	12.6	1.0%	12.7	1.0%	37.6	1.1%	34.5	1.1%
Loss on extinguishment of debt	—	—	—	—	—	—	5.6	0.2%
Other (income) expense, net	(1.4)	(0.1)%	(2.8)	(0.2)%	(5.5)	(0.2)%	(3.2)	(0.1)%
Income from continuing operations before income taxes	$73.8	5.6%	$81.6	6.4%	$151.7	4.5%	$170.6	5.4%
Provision for income taxes	(28.0)	(2.1)%	(31.7)	(2.5)%	(57.7)	(1.7)%	(65.8)	(2.1)%
Net income from continuing operations	$45.7	3.5%	$49.9	3.9%	$94.0	2.8%	$104.8	3.3%
Net loss from discontinued operations	(0.3)	0.0%	(3.7)	(0.3)%	(0.6)	0.0%	(5.2)	(0.2)%
Net income	$45.4	3.5%	$46.2	3.6%	$93.4	2.8%	$99.6	3.1%
Net income attributable to non-controlling interests	0.1	0.0%	0.1	0.0%	—	0.0%	0.2	0.0%
Net income attributable to MasTec, Inc.	$45.3	3.5%	$46.1	3.6%	$93.3	2.8%	$99.4	3.1%

We review our operating results by reportable segment. See Note 15 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. Management's review of reportable segment results includes analyses of trends in revenue, EBITDA and EBITDA margins. We calculate EBITDA for segment reporting purposes consistently with our consolidated EBITDA calculation. See the discussion of non-U.S. GAAP financial measures following the Comparison of Quarterly Results discussion below. The following table presents revenue and EBITDA by reportable segment for our continuing operations for the periods indicated (dollar amounts in millions):

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Reportable Segment:	2014	2013	2014	2013	2014		2013		2014		2013
Communications	$505.2	$543.0	$1,480.4	$1,464.5	$52.4	10.4%	$71.8	13.2%	$153.7	10.4%	$181.6	12.4%
Oil and Gas	557.4	519.1	1,302.9	1,134.8	73.0	13.1%	68.1	13.1%	143.5	11.0%	161.7	14.3%
Electrical Transmission	132.6	118.8	327.2	321.9	12.7	9.6%	12.1	10.2%	33.2	10.1%	27.0	8.4%
Power Generation and Industrial	114.3	85.1	263.1	237.3	4.9	4.3%	(6.4)	(7.5)%	9.4	3.6%	(14.6)	(6.2)%
Other	1.1	3.5	6.5	9.2	(0.3)	(31.6)%	0.1	2.4%	0.1	2.0%	0.5	5.8%
Eliminations	(1.0)	(0.1)	(1.9)	(2.0)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(14.5)	NA	(13.6)	NA	(38.7)	NA	(47.9)	NA
Consolidated Results	$1,309.6	$1,269.4	$3,378.2	$3,165.7	$128.2	9.8%	$132.1	10.4%	$301.2	8.9%	$308.3	9.7%
The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Form 10-Q.
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenue. Consolidated revenue increased approximately $40 million, or 3%, for the three month period ended September 30, 2014 as compared with the same period in 2013. Oil and Gas revenue increased by $38 million, or 7%, Power Generation and Industrial revenue increased by $29 million, or 34%, and Electrical Transmission revenue increased by $14 million, or 12%. Communications revenue decreased by $38 million, or 7%. Acquisitions contributed $133 million of increased third quarter revenue, while organic revenue declined by $93 million year over year, primarily as a result of anticipated lower levels of wireless services in the Communications segment as well as lower levels of Oil and Gas long-haul pipeline services due to project timing. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue was $505 million for the three month period ended September 30, 2014, as compared with $543 million for the same period in 2013, a decrease of $38 million, or 7%. Communications revenue decreased primarily as a result of anticipated lower levels of wireless services. Acquisitions contributed $21 million of increased revenue, whereas organic revenue declined by $59 million year over year.
Oil and Gas Segment. Oil and Gas revenue was $557 million for three month period ended September 30, 2014, as compared with $519 million for the same period in 2013, an increase of $38 million, or 7%. The increase in Oil and Gas revenue was driven primarily by midstream pipeline and gas gathering activities, as well as pipeline facility and other project work, partially offset by expected lower levels of long-haul pipeline work during the second half of 2014. Acquisitions contributed $109 million of increased revenue, while organic revenue declined by $71 million year over year.
Electrical Transmission Segment. Electrical Transmission revenue was $133 million for the three month period ended September 30, 2014, as compared with $119 million for the same period in 2013, an increase of $14 million, or 12%. Organic revenue growth totaled $11 million year over year, and acquisitions contributed $3 million of increased revenue.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $114 million for the three month period ended September 30, 2014, as compared with $85 million for the same period in 2013, an increase of $29 million, or 34%. This increase resulted from higher levels of commercial and industrial project work associated with renewable power projects as compared with the same period in the prior year.
Other Segment. Other segment revenue totaled approximately $1 million for the three month period ended September 30, 2014 as compared with $4 million for the same period in 2013, a decrease of $2 million.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $42 million, or 4%, for the three month period ended September 30, 2014 as compared with the same period in 2013, of which approximately $34 million was due to higher revenue and approximately $8 million of which was driven by decreased productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 60 basis points, from 85.2% of revenue for the three month period ended September 30, 2013, to 85.7% of revenue for the same period in 2014. The basis point increase was largely driven by decreased productivity in the Communications segment due to anticipated lower levels of wireless services as well as costs incurred in connection with expense reduction efforts to mitigate the lower level of wireless services.
Depreciation and amortization. Depreciation and amortization was $42 million, or 3.2% of revenue for the three month period ended September 30, 2014 as compared with $38 million in 2013, or 3.0% of revenue, an increase of approximately $4 million, or 10.6%. Acquisitions contributed $7 million of increased depreciation and amortization expense, whereas organic depreciation and amortization expense decreased by $3 million year over year. See Note 15 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements for depreciation and amortization expense by reportable segment, which is incorporated herein by reference.
General and administrative expenses. General and administrative expenses were $60 million for the three month period ended September 30, 2014, as compared with $59 million for the same period in 2013, an increase of approximately $1 million, or 1.5%. As a percentage of revenue, general and administrative costs were flat at 4.6% in both periods. Acquisitions contributed approximately $5 million of incremental general and administrative costs. General and administrative expenses for the three month periods ended September 30, 2014 and 2013 included $4 million and $3 million, respectively, of non-cash stock-based compensation expense.
Interest expense, net. Interest expense, net of interest income, was $12.6 million, or 1.0% of revenue for the three month period ended September 30, 2014, as compared with $12.7 million, or 1.0% of revenue for the same period in 2013. Third quarter interest expense decreased slightly as compared with the same period in the prior year due to the conversion and settlement in June 2014 of our 4.0% Convertible Notes, offset, in part, by incremental interest expense on our Credit Facility as a result of higher average outstanding borrowings.
Other income, net. Other income, net, was $1 million for the three month period ended September 30, 2014, as compared with $3 million for the same period in 2013. Gains on sales of equipment for the three month periods ended September 30, 2014 and 2013 were approximately $1 million and $2 million, respectively.
Provision for income taxes. Income tax expense was $28 million for the three month period ended September 30, 2014, as compared with $32 million for the same period in 2013, a decrease of $4 million. The decrease resulted primarily from lower income for the three month period ended September 30, 2014 as compared with the same period in the prior year.
Loss from discontinued operations. Loss from discontinued operations, net of tax, was $0.3 million for the three month period ended September 30, 2014 as compared with $3.7 million for the same period in 2013. During the third quarter of 2013, we completed the sale of the Globetec operation and recorded losses on disposal and impairment charges of $3.4 million, net of tax.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $52 million, or 10.4% of revenue, for the three month period ended September 30, 2014 as compared with $72 million, or 13.2% of revenue, for the same period in 2013, a $19 million, or 27% decrease. As a percentage of revenue, EBITDA decreased by 280 basis points, or approximately $14 million, driven by decreased productivity due to anticipated lower levels of wireless services as well as costs incurred in connection with expense reduction efforts to mitigate the lower level of wireless services.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $73 million for the three month period ended September 30, 2014 as compared with $68 million for the same period in 2013, an increase of $5 million, or 7%, resulting from higher revenue. As a percentage of revenue, EBITDA was flat, at 13.1% in both periods.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $13 million, or 9.6% of revenue, for the three month period ended September 30, 2014 as compared with EBITDA of $12 million, or 10.2% of revenue, for the same period in 2013, an increase of $1 million, or 4.9%. EBITDA margins decreased by 60 basis points, or approximately $1 million, primarily due to start up costs incurred in connection with establishment of Canadian operations.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $4.9 million, or 4.3% of revenue for the three month period ended September 30, 2014, as compared with negative EBITDA of $6.4 million for the same period in 2013, an increase of $11 million, or 176.2%. The improvement in EBITDA was driven largely by increased levels of renewable power project work in 2014 as compared with the same period in the prior year, which carried higher margins than the commercial and industrial project work completed in the third quarter of 2013.
Other Segment. EBITDA from Other businesses was negative $0.3 million for the three month period ended September 30, 2014, as compared with $0.1 million of EBITDA for the same period in 2013.
Corporate. Corporate EBITDA was negative $14 million for both the three month periods ended September 30, 2014 and 2013. Corporate EBITDA for the three month periods ended September 30, 2014 and 2013 included approximately $4 million and $3 million, respectively, of non-cash stock-based compensation expense.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenue. Our revenue was $3.4 billion for the nine month period ended September 30, 2014 as compared with $3.2 billion for the same period in 2013, an increase of approximately $213 million, or 7%. Oil and Gas revenue increased by $168 million, or 15%, Power Generation and Industrial revenue increased by $26 million, or 11%, Communications revenue increased by approximately $16 million, or 1%, and Electrical Transmission revenue increased by approximately $5 million, or 2%. Acquisitions contributed $342 million of increased revenue, whereas organic revenue declined by $130 million year over year, primarily as a result of lower levels of Oil and Gas long-haul pipeline services due to project timing as well as lower levels of Communications revenue in wireline services due to project timing. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue increased approximately $16 million, or 1%, for the nine month period ended September 30, 2014 as compared with the same period in 2013. Communications revenue growth occurred in wireless and install-to-the-home services, offset in part by a decrease in wireline/fiber revenue due to project timing and the effect of first quarter 2014 weather disruptions on project work. Acquisitions contributed $64 million of increased revenue, whereas organic revenue declined by $48 million year over year.

Oil and Gas Segment. Oil and Gas revenue was $1.3 billion for nine month period ended September 30, 2014, as compared with $1.1 billion for the same period in 2013, an increase of $168 million, or 15%, driven primarily by midstream pipeline and gas gathering activities, as well as pipeline facility and other project work, partially offset by the impact of expected lower levels of long-haul pipeline work during the second half of 2014. Acquisitions contributed $263 million of increased revenue, whereas organic revenue declined by $95 million year over year.
Electrical Transmission Segment. Electrical Transmission revenue was $327 million for the nine month period ended September 30, 2014, as compared with $322 million for the same period in 2013, an increase of approximately $5 million, or 2%. Acquisitions contributed $16 million of increased revenue, whereas organic revenue declined by approximately $10 million year over year due to project timing and the effect of first quarter 2014 weather disruptions on project work.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $263 million for the nine month period ended September 30, 2014, as compared with $237 million for the same period in 2013, an increase of $26 million, or 11%. This increase was primarily caused by higher levels of renewable power projects, which began to ramp up in the second quarter of 2014 in connection with the 2013 renewal of the federal production tax credit for qualified wind facilities.
Other Segment. Other segment revenue was approximately $6 million for the nine month period ended September 30, 2014, as compared with approximately $9 million for the same period in 2013, a decrease of $3 million.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $220 million, or 8.1% for the nine month period ended September 30, 2014 as compared with the same period in 2013, of which approximately $181 million was driven by higher revenue and approximately $39 million of which was driven by decreased productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by 110 basis points to 86.3% of revenue for the nine month period ended September 30, 2014 from 85.1% of revenue for the same period in the prior year. The increase was driven, in part, by decreased productivity in the Communications segment due to lower than anticipated levels of wireless services, as well as higher costs in the Oil and Gas segment due to lower than normal prior year costs on a rate basis from project close-outs and efficiencies, coupled with current year pricing pressure and project inefficiencies resulting from timing of selected project startups.
Depreciation and amortization. Depreciation and amortization was $112 million for the nine month period ended September 30, 2014 as compared with $103 million in 2013, an increase of $9 million, or 8.6%. As a percentage of revenue, depreciation and amortization remained flat at 3.3% in both periods. Acquisitions comprised approximately $16 million of increased depreciation and amortization expense, whereas organic depreciation and amortization expense decreased by $7 million year over year. See Note 15 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements for depreciation and amortization expense by reportable segment, which is incorporated herein by reference.
General and administrative expenses. General and administrative expenses were $167 million for the nine month period ended September 30, 2014, as compared with $160 million for the same period in 2013, an increase of $8 million, or 4.8%, driven largely by acquisitions, which contributed approximately $11 million of incremental general and administrative costs. As a percentage of revenue, general and administrative costs remained flat at 5.0% in both periods.
Interest expense, net. Interest expense, net of interest income, was $38 million for the nine month period ended September 30, 2014, as compared with $35 million for the same period in 2013, an increase of $3 million, or 8.8%. The increase was largely attributable to $2 million of incremental interest expense on our Credit Facility as a result of higher average borrowings for the nine month period ended September 30, 2014 as compared with the same period in 2013. In addition, in March 2013, we issued $400 million aggregate principal amount of 4.875% senior notes and repurchased and redeemed $150 million aggregate principal amount of 7.625% senior notes, which activity caused a net increase in interest expense for the nine month period ended September 30, 2014 as compared with the same period in 2013. These increases were offset, in part, by the maturity and conversion in June 2014 of $115 million aggregate principal amount of our 4.0% Convertible Notes, of which approximately $105 million was paid in cash, primarily funded by our Credit Facility. As a percentage of revenue, interest expense remained flat at 1.1% in both periods.
Loss on extinguishment of debt. We incurred $5.6 million of debt extinguishment costs in 2013 in connection with the repurchase and redemption of $150 million aggregate principal amount of our 7.625% senior notes. This amount comprised $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs.
Other income, net. Other income, net, was $5 million for the nine month period ended September 30, 2014, as compared with $3 million for the same period in 2013. Gains on sales of equipment for both the nine month periods ended September 30, 2014 and 2013 were approximately $4 million. Other income for the nine month period ended September 30, 2013 was negatively affected by a final legal settlement charge of approximately $3 million in connection with the resolution of Sintel, a legacy litigation matter, partially offset by a gain of approximately $1 million on the sale of our structured finance auction rate security.
Provision for income taxes. Income tax expense was $58 million for the nine month period ended September 30, 2014, as compared with $66 million for the same period in 2013, representing a decrease of $8 million. The decrease was primarily attributable to lower income for the nine month period ended September 30, 2014 as compared with the same period in the prior year
Loss from discontinued operations. Loss from discontinued operations, net of tax, was $0.6 million for the nine month period ended September 30, 2014 as compared with $5 million for the same period in 2013. During the third quarter of 2013, we completed the sale of the Globetec operation and recorded losses on disposal and impairment charges of $3.6 million, net of tax. Operating losses associated with the Globetec operation for the nine month period ended September 30, 2013 were $1.6 million, net of tax.

Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $154 million, or 10.4% of revenue for the nine month period ended September 30, 2014, as compared with $182 million, or 12.4% of revenue for the same period in 2013, a $28 million, or 15% decrease. As a percentage of revenue, EBITDA decreased by 200 basis points, or approximately $30 million, driven by decreased productivity due to lower than anticipated levels of wireless services coupled with startup costs associated with tower crew training initiatives and costs incurred in connection with expense reduction efforts to mitigate the lower level of wireless services.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $144 million for the nine month period ended September 30, 2014, or 11.0% of revenue, as compared with $162 million for the same period in 2013, or 14.3% of revenue, a decrease of $18 million, or 11%. As a percentage of revenue, EBITDA decreased by 320 basis points, or approximately $42 million, with a majority of this decline due to lower than normal prior year costs on a rate basis from project close-outs and efficiencies, as well as current year pricing pressure and project inefficiencies resulting from timing of selected project startups.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $33 million, or 10.1% of revenue for the nine month period ended September 30, 2014, as compared with EBITDA of $27 million, or 8.4% of revenue for the same period in 2013, an increase of $6 million, or 23%. EBITDA margins increased by 180 basis points, driven primarily by project close-outs and improved efficiencies as compared to the same period in the prior year.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $9 million, or 3.6% of revenue for the nine month period ended September 30, 2014, as compared with negative EBITDA of $15 million for the same period in 2013, an increase of $24 million or 164.1%. The improvement in EBITDA was driven largely by increased levels of renewable power project work in 2014, which carried higher margins than the commercial and industrial project work that was completed in the same period in the prior year.
Other Segment. EBITDA from Other businesses was $0.1 million for the nine month period ended September 30, 2014, as compared with $0.5 million of EBITDA for the same period in 2013.
Corporate. Corporate EBITDA was negative $39 million for the nine month period ended September 30, 2014, as compared with negative EBITDA of $48 million for the same period in 2013, an improvement of approximately $9 million. Approximately $8 million of this improvement was driven by $6 million of debt extinguishment costs and approximately $3 million of legal settlement charges recorded in 2013, partially offset by a gain of approximately $1 million on the sale of our structured finance auction rate security in the second quarter of 2013. Corporate EBITDA for the nine month periods ended September 30, 2014 and 2013 included approximately $12 million and $10 million, respectively, of non-cash stock-based compensation expense.
Foreign Operations
We have operations in Canada as well as in parts of Latin America. Our Canadian presence has grown in recent years due to acquisitions, including the June 2014 acquisition of Pacer, a Canadian construction services company. See Note 15 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted net income from continuing operations (“Adjusted Net Income From Continuing Operations”) and adjusted diluted earnings per share from continuing operations (“Adjusted Diluted Earnings Per Share From Continuing Operations”). All of these “adjusted” non-U.S GAAP measures exclude non-cash stock-based compensation expense, Sintel legal settlement charges and the loss on debt extinguishment from the repurchase and redemption of our 7.625% senior notes. See Note 11 - Stock-Based Compensation and Other Employee Benefit Plans and Note 16 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which are incorporated herein by reference, and Note 9 - Debt in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indentures governing our outstanding notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with any covenants contained in our debt instruments.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
EBITDA Reconciliation - Continuing Operations:	2014		2013		2014		2013
Net income from continuing operations	$45.7	3.5%	$49.9	3.9%	$94.0	2.8%	$104.8	3.3%
Interest expense, net	12.6	1.0%	12.7	1.0%	37.6	1.1%	34.5	1.1%
Provision for income taxes	28.0	2.1%	31.7	2.5%	57.7	1.7%	65.8	2.1%
Depreciation and amortization	41.7	3.2%	37.8	3.0%	112.0	3.3%	103.1	3.3%
EBITDA – Continuing Operations	$128.2	9.8%	$132.1	10.4%	$301.2	8.9%	$308.3	9.7%
Non-cash stock-based compensation expense	4.1	0.3%	3.0	0.2%	11.6	0.3%	9.6	0.3%
Loss on debt extinguishment	—	—	—	—	—	—	5.6	0.2%
Sintel legal settlement	—	—	—	—	—	—	2.8	0.1%
Adjusted EBITDA – Continuing Operations	$132.3	10.1%	$135.1	10.6%	$312.8	9.3%	$326.3	10.3%
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Nine Months Ended September 30,
	2014	2013
Total EBITDA Reconciliation:
EBITDA, Continuing operations	$301.2	$308.3
EBITDA, Discontinued operations	(0.9)	(8.6)
EBITDA, Total MasTec	$300.3	$299.7

Reconciliation to Adjusted EBITDA and to Net Cash Provided by Operating Activities, Total MasTec:
Non-cash stock-based compensation expense	11.6	9.6
Loss on debt extinguishment	—	5.6
Sintel legal settlement	—	2.8
Adjusted EBITDA, Continuing operations	$312.8	$326.3
Adjusted EBITDA, Discontinued operations	(0.9)	(8.6)
Adjusted EBITDA, Total MasTec	$311.9	$317.7
Interest expense	(37.6)	(34.6)
Provision for income taxes	(57.3)	(62.3)
Payments for call premiums on extinguishment of debt	—	(4.1)
Sintel legal settlement	—	(2.8)
Adjustments to reconcile net income to net cash provided by operating activities, excluding non-cash EBITDA adjustments (a)	3.4	21.5
Change in assets and liabilities, net of acquisitions	(139.4)	(106.1)
Net cash (used in) provided by operating activities, Total MasTec	$81.0	$129.3

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
Continuing Operations:	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S GAAP measure	$45.7	$0.53	$49.9	$0.59	$94.0	$1.09	$104.8	$1.24
Adjustments:(a)
Non-cash stock-based compensation expense	2.5	0.03	1.8	0.02	7.2	0.08	5.9	0.07
Loss on debt extinguishment	—	—	—	—	—	—	3.5	0.04
Sintel legal settlement	—	—	—	—	—	—	1.7	0.02
Adjusted non-U.S. GAAP measure	$48.3	$0.56	$51.8	$0.61	$101.2	$1.17	$115.9	$1.37

(a)	Reconciling items represent the after-tax expense and corresponding diluted per share impact for the respective adjustments presented above.

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
Capital Expenditures. We estimate that we will spend between $95 million and $100 million in 2014 on capital expenditures, or $80 million and $85 million, net of asset disposals. We expect to incur approximately $80 million to $85 million of equipment purchases under capital lease or other financing arrangements. For the nine month period ended September 30, 2014, we spent approximately $91 million on capital expenditures, or $79 million net of asset disposals, and incurred approximately $62 million of equipment purchases under capital lease and other financing arrangements. Actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future.
Acquisition-Related Contingent Consideration. In most of our recent acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of September 30, 2014 was approximately $155 million. Of this amount, $18 million represents the liability for earn-out obligations that have been earned. The remainder, $137 million, is management's estimate of potential future earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned. During the three and nine month periods ended September 30, 2014, we made cash payments of $1 million and $60 million, respectively, related to earn-out obligations. For the three and nine month periods ended September 30, 2013, we made cash payments of $0 and $13 million, respectively, related to earn-out obligations.
Income Taxes. Cash tax payments, net of tax refunds, were $17 million and $46 million for the three and nine month periods ended September 30, 2014, respectively, and were $8 million and $50 million for the three and nine month periods ended September 30, 2013, respectively. Quarterly tax payments are based on estimates of full year taxable income activity and estimated tax rates.
Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Working capital needs tend to increase when we commence large amounts of work because payroll and certain other costs, including inventory, become payable before the receivables resulting from work performed are billed and collected. Timing of project close-outs can contribute to changes in unbilled revenue. Accounts receivable balances increased to $1.4 billion as of September 30, 2014 from $1.1 billion as of December 31, 2013, due, in part, to acquisition-related receivables, as well as higher levels of quarterly revenue. Inventory balances increased from $70 million as of December 31, 2013 to $105 million as of September 30, 2014, primarily due to increases in wireless project inventories resulting from lower than anticipated levels of wireless projects. Inventory levels as of September 30, 2014 decreased by approximately $11 million from June 30, 2014. We anticipate that wireless inventory levels will continue to decrease in the fourth quarter of 2014 and the first half of 2015 as these amounts are utilized.

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
Convertible Notes - Settlement. In June 2014, $115 million aggregate principal balance of our 4.0% Convertible Notes matured and were converted by the holders. We paid $105.3 million in cash and issued 4.2 million shares of MasTec common stock, including 3.6 million premium shares, which represents the conversion value of the 2011 4.0% Notes in excess of their principal amount. Our 4.25% Convertible Notes, which had an outstanding principal amount of $100 million as of September 30, 2014, mature in December 2014. Currently, we intend to settle the principal amount of 2011 4.25% Notes upon any conversion thereof in cash on a long-term basis, either from borrowings under our Credit Facility or through other sources of available funding, and we intend to settle any premium value in shares of our common stock. As a result, the carrying value of the 4.25% Convertible Notes as of September 30, 2014 has been presented within long-term debt in the condensed unaudited consolidated financial statements. As of September 30, 2014, our common stock trading price was higher than the conversion price of our 2011 4.25% Notes. Notwithstanding our present intention to settle conversions of our 2011 4.25% Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility; however, as of September 30, 2014, these restrictions would not have limited our ability to settle the 2011 4.25% Notes in cash. See the discussion in Note 9 - Debt in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Summary of Financial Condition, Liquidity and Capital Resources
There have been no changes in general U.S. and global economic conditions since December 31, 2013 that have had a significant impact on our overall financial position, results of operations or cash flows for the nine month period ended September 30, 2014. As a result of our current capital structure, including our Credit Facility, we do not anticipate that current overall capital market conditions will materially impact our liquidity. We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, debt service obligations, anticipated capital expenditures, insurance collateral requirements, earn-out obligations and letters of credit for at least the next twelve months.
Sources and Uses of Cash
As of September 30, 2014, we had $663 million in working capital, defined as current assets less current liabilities, as compared with $478 million as of December 31, 2013, an increase of approximately $185 million. Our working capital has increased, primarily as a result of higher accounts receivable and inventory balances, inclusive of acquired companies. Total cash and cash equivalents of $7 million as of September 30, 2014 decreased by $16 million from total cash and cash equivalents of $23 million as of December 31, 2013.
Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$81.0	$129.3
Net cash used in investing activities	$(242.7)	$(240.2)
Net cash provided by financing activities	$147.0	$87.1

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of billings and collections of receivables and the settlement of payables and other obligations. Cash provided by operating activities for the nine month period ended September 30, 2014 was $81 million, as compared with $129 million of cash provided by operating activities for the same period in 2013. Net changes in assets and liabilities had a negative impact on cash provided by operating activities of $33 million, related largely to changes in inventory levels.
Days sales outstanding ("DSO"), net of billings in excess of costs and earnings for our continuing operations was 88 as of September 30, 2014, as compared with 92 as of June 30, 2014, as adjusted for acquisitions, and 81 as of September 30, 2013, as adjusted for acquisitions. DSO, net of billings in excess of costs and earnings, is calculated as accounts receivable, net, less billings in excess of costs and earnings, divided by average daily revenue for the most recently completed quarter as of the balance sheet date.
Investing Activities. Net cash used in investing activities increased by $3 million to $243 million for the nine month period ended September 30, 2014 from $240 million of cash used in investing activities for the nine month period ended September 30, 2013. Payments for current year acquisitions were $163 million, a $16 million increase as compared with the prior year period. We spent $91 million on capital expenditures for the nine month period ended September 30, 2014, or $79 million net of asset disposals, as compared with capital expenditures, net of asset disposals, of $93 million, for the same period in the prior year, a decrease of $14 million. Total capital additions, including capital lease and other financing arrangements, have decreased from $208 million for the nine month period ended September 30, 2013 to $153 million for the nine month period ended September 30, 2014.
Financing Activities. Cash provided by financing activities for the nine month period ended September 30, 2014 was $147 million, as compared with $87 million for the nine month period ended September 30, 2013, an increase of approximately $60 million. For the nine month period ended September 30, 2014, we paid $105 million in settlement of our 4.0% Convertible Notes and borrowed $364 million from our credit facilities, net of repayments. The net effect of convertible note and credit facility-related financing activities for the nine month period ended September 30, 2014 was approximately $259 million of cash provided. For the nine month period ended September 30, 2013, proceeds from the issuance of our $400 million aggregate principal amount of 4.875% senior notes (the “4.875% Senior Notes”) were partially offset by the repurchase and redemption of our $150 million principal amount of 7.625% senior notes (the “7.625% Senior Notes”), as well as net repayments of outstanding balances on our credit facilities of $94 million. The net effect of senior note and credit facility-related financing activities for the nine month period ended September 30, 2013 was approximately $156 million of cash provided, for a year over year increase in cash provided by financing activities from notes and credit facility-related activities, net, of $103 million. This increase was partially offset by an increase of $47 million in payments of acquisition-related contingent consideration for the nine month period ended September 30, 2014 as compared with the prior year.
Credit Facility
In June 2014, we amended our Credit Facility, to increase aggregate borrowing commitments from $750 million to $1 billion, add the capability to borrow in Mexican pesos in addition to Canadian dollars, and increase the maximum amount that can be borrowed in alternate currencies to $200 million from $100 million. Our amended Credit Facility, under which up to $450 million is available for letters of credit and up to $75 million is available for swing line loans, matures on October 29, 2018 and has an accordion feature that permits the Company to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of up to $250 million. Based upon current availability under our Credit Facility, our liquidity and our anticipated cash flow, we believe we will be in compliance with our Credit Facility’s terms and conditions for the next twelve months. We are dependent upon borrowings and letters of credit under our Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of our Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. See Note 19 - Subsequent Events in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference, regarding an October 2014 amendment to our Credit Facility.
Other Credit Facilities. We have other credit facility arrangements to support the short-term working capital requirements of our foreign operations. As of September 30, 2014, we had maximum borrowing capacity totaling $35.0 million under these credit facilities.
4.875% Senior Notes
We have $400 million of outstanding 4.875% Senior Notes.
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
Our 4.25% Convertible Notes, which had an outstanding principal amount of $100 million as of September 30, 2014, mature in December 2014. The 4.25% Convertible Notes are composed of $97.0 million principal amount of 2011 4.25% Notes and $3.0 million of 2009 4.25% Notes. Due to the optional share, cash or combination settlement feature of the 2011 4.25% Notes and our intent to settle any premium value in shares, if the average price per share of our common stock exceeds the conversion price of the 2011 4.25% Notes, the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Our average share price exceeded the conversion prices of the 2011 Convertible Notes for the three and nine month periods ended September 30, 2014. See Note 2 – Earnings Per Share in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference. The number of premium shares included in our diluted share count varies with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods.
Debt Guarantees and Covenants
The 2011 Convertible Notes, 2009 Convertible Notes and the 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of our Credit Facility or other outstanding indebtedness. See Note 18 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference. We were in compliance with all provisions and covenants pertaining to our outstanding debt instruments as of September 30, 2014.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 9 - Debt in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. Also see Note 9 - Debt in the notes to the condensed unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for current period balances and discussion, which is incorporated herein by reference.

Off-balance sheet arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multi-employer pension plans, liabilities associated with certain indemnification and guarantee arrangements, and obligations relating to our non-consolidated affiliates, joint venture arrangements and variable interest entities. Refer to Note 16 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which is incorporated herein by reference, for current period details pertaining to our off-balance sheet arrangements.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2014, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of September 30, 2014, we had $450 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 2.12%. As of September 30, 2014, interest on letters of credit issued under our Credit Facility accrued at 0.875% per annum for performance standby letters of credit and at 1.75% per annum for financial standby letters of credit. A 100 basis point increase in the interest rate applicable to revolving loans under our Credit Facility would not have had a material impact on our results of operations for the three or nine month periods ended September 30, 2014.
As of September 30, 2014, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes, $100 million aggregate principal amount of 4.25% senior convertible notes and $43 million of notes payable for equipment, which had a weighted average interest rate of approximately 2.9%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
We have foreign operations in Canada as well as in parts of Latin America. For the three and nine month periods ended September 30, 2014, foreign currency translation activity recorded as a component of other comprehensive income, which related primarily to our Canadian operations, totaled $13 million and $11 million of losses, respectively. Our Canadian presence has grown in recent years due to acquisitions, including the acquisition of Pacer, a Canadian construction services company, which we acquired in June 2014. Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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
For the nine month period ended September 30, 2014, we derived approximately 21%, 13% and 10% of our revenue from AT&T, DIRECTV® and Enbridge, Inc., respectively. For the nine month period ended September 30, 2013, we derived approximately 18%, 15% and 14% of our revenue from AT&T, DIRECTV® and Enbridge, Inc., respectively. In addition, our ten largest customers accounted for approximately 66% and 69% of our revenue for the nine month periods ended September 30, 2014 and 2013, respectively. Because our business is concentrated among relatively few major customers, our results of operations, cash flows and liquidity could be negatively affected if any of these customers reduce the amount of business they provide to us. Additionally, we provide certain of our services on a non-recurring, project by project basis, and our results of operations, cash flows and liquidity could be negatively affected if we complete these projects and cannot replace them with similar projects. For the nine month period ended September 30, 2014, we derived approximately 52% of our revenue from non-recurring, project specific work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.
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
We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of paying cash for certain earn-out obligations. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. We are not restricted from issuing additional common stock, and our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145,000,000 shares of common stock, of which 81,843,211 shares were outstanding as of September 30, 2014.
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
Conversions of our senior convertible notes that we issued in January 2011, which we refer to as our 2011 Convertible Notes, have been and may be settled in cash or shares. Currently, we have settled and intend to settle the remaining principal amount of our 2011 Convertible Notes upon any conversion thereof in cash, and we have settled and intend to settle any premium value, which is the value of any excess of the actual share price over the conversion prices of the 2011 Convertible Notes, in shares. As of September 30, 2014, there was outstanding $97 million aggregate principal amount of our 2011 4.25% Notes. Notwithstanding our present intention to settle the principal amount of our 2011 4.25% Notes in cash, we cannot assure you that we will be able to do so due to provisions in our Credit Facility, which restrict the repurchase or prepayment of certain unsecured indebtedness, including our senior notes due 2023 and our senior convertible notes due 2014, unless we have at least $50 million of remaining liquidity (as defined in the Credit Facility) after any such repurchase or prepayment. If we were required to settle conversions of our 2011 4.25% Notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our Credit Facility, we could be required to obtain additional funding or settle such conversions by issuing shares of our common stock, which would be dilutive to our existing shareholders. We cannot be certain that such funding would be available on terms acceptable to us, or at all.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1 through July 31	—		$—	—	$—
August 1 through August 31	1,005	(a)	$28.70	—	$—
September 1 through September 30	—		$—	—	$—
Total	1,005			—

(a)	Reflects share repurchases associated with certain employee elections under compensation and benefit programs.

ITEM 6.     EXHIBITS

Exhibit No.	Description
4.1*	Eleventh Supplemental Indenture, dated as of August 8, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	October 30, 2014
/s/ JOSE R. MAS
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
4.1*	Eleventh Supplemental Indenture, dated as of August 8, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.