Form 10-K
period 2014-12-31
MASTEC INC
filed 2015-07-31
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer; as defined in rule 405 of the Securities Act.     Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No   ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☑ Large accelerated filer        ☐ Accelerated filer    ☐ Non-accelerated filer        ☐ Smaller reporting company
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.0 billion (based on a closing price of $30.82 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2014).
There were 79,839,747 shares of common stock outstanding as of July 27, 2015.

Explanatory Note
As described in more detail in Note 2 - Independent Investigation of the Audit Committee and Related Restatements in the notes to the audited consolidated financial statements, the Audit Committee of the Board of Directors (the “Audit Committee”) of MasTec, Inc. (“we,” “our,” “us,” “the Company” or “MasTec”), with the assistance of independent counsel and accounting advisors, has been undertaking an independent investigation primarily with respect to cost-to-complete estimates regarding certain projects within a service line in the Company’s Electrical Transmission segment accounted for under the percentage-of-completion method of accounting. The Audit Committee established and observed a process that the Company followed in the preparation of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this “2014 Form 10-K”), including a detailed review of percentage-of-completion accounting at the Company’s Electrical Transmission segment and a detailed review of selected accounting judgments, estimates and entries over a multi-year period across the balance of the Company’s segments selected to further test the reliability of the previously issued financial statements. The Company has concluded that certain accounting adjustments are appropriate with respect to interim periods during the Company’s fiscal year ended December 31, 2014. In the aggregate, for the nine month period ended September 30, 2014, these interim period adjustments increased the Company’s previously reported unaudited net income attributable to MasTec, Inc. (“Net Income”) by $1.5 million to $94.8 million. The investigation arose as a result of concerns communicated to senior management through the Company’s internal reporting system. The Company believes the appropriate accounting adjustments have been determined; however, the Audit Committee’s independent investigation is ongoing and has not reached any findings or conclusions with respect to the underlying causes of these adjustments.
As a result, we concluded that the Company’s condensed unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2014, June 30, 2014 and September 30, 2014 should be restated. In this 2014 Form 10-K, we have provided restated financial statements for each of the affected 2014 interim periods and related disclosures in Note 2 - Independent Investigation of the Audit Committee and Related Restatements in the notes to the audited consolidated financial statements included in this 2014 Form 10-K, which is incorporated by reference. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 2014 Form 10-K. We believe that presenting all of the restated information regarding the 2014 interim periods in this 2014 Form 10-K allows investors to review all pertinent data in a single presentation. We have not filed and do not intend to file amendments to our Quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2014, June 30, 2014 and September 30, 2014.
Management determined that a material weakness in internal control over financial reporting existed within a service line in the Company’s Electrical Transmission segment due to the operational failure of the internal control process requiring adequate documentation of significant judgments made in determining cost-to-complete estimates under percentage-of-completion accounting. The review process failed to ensure that cost-to-complete estimates had sufficient supporting documentation. As a result, significant judgments were made and incorporated into the accounting records used to determine project revenue without sufficient documentation that clearly sets forth the rationale and factors used in making those judgments.
For additional information regarding this material weakness, see Item 9A, Controls and Procedures.

This 2014 Form 10-K should be read in conjunction with our other filings with the Securities and Exchange Commission. For more information about the restatement, please see the Company’s Current Report on Form 8-K filed on July 31, 2015.

Cautionary Statement Regarding Forward-Looking Statements
The Company is making this statement pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. We make statements in this Annual Report on Form 10-K and in the documents that we incorporate by reference into this Annual Report that are forward-looking. When used in this Annual Report or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. They also include statements regarding:

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
These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:

•
risks related to conclusion of the independent internal investigation of the Audit Committee, including whether the investigation will lead to the discovery of additional accounting adjustments, require additional changes or adjustments to reported financial information, discover any additional material weakness in internal control over financial reporting, or other adverse facts;

•
unanticipated material issues that could delay completion of the Audit Committee investigation or cause additional delay in the release and filing of the Company’s financial results and periodic financial reports, or possible regulatory action or private party litigation related to the investigation;

•
risks related to the restatement of our financial statements, weaknesses in our internal controls over financial reporting, and our failure to timely file periodic reports with the Securities and Exchange Commission (the “SEC”)

•	market conditions, technological developments and regulatory changes that affect us or our customers’ industries;

•
activity in the oil and gas, utility and power generation industries and the impact on our customers’ expenditure levels caused by fluctuations in prices of oil, natural gas, electricity and other energy sources;

•
the effect on demand for our services of changes in the amount of capital expenditures by our customers, economic conditions, the availability and cost of financing and customer consolidation in the industries we serve;

•	the highly competitive nature of our industry;

•	our ability to accurately estimate the costs associated with our fixed price and other contracts, including any material changes in estimates for completion of projects;

•	our ability to manage projects effectively and in accordance with our estimates;

•	the timing and extent of fluctuations in geographic, weather and operational factors affecting our customers, projects and the industries in which we operate;

•	the ability of our customers, including our largest customers, to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice under our contracts;

•	our dependence on a limited number of customers as well as any impact of consolidation of those customers;

•	customer disputes related to our performance of services;

•	any material changes in estimates for legal costs or case settlements or adverse determinations on any claim, lawsuit or proceeding;

•	disputes with, or failures of, our subcontractors to deliver agreed-upon supplies or services in a timely fashion;

•	our ability to replace non-recurring projects with new projects;

•	the adequacy of our insurance, legal and other reserves and allowances for doubtful accounts;

•	risks related to acquisitions, joint ventures and other investment arrangements;

•	risks associated with operating in or expanding into additional international markets;

•	risks from failure to comply with laws applicable to our foreign activities;

•	fluctuations in foreign currencies;

•	the outcome of our plans for future operations, growth and services, including business development efforts, backlog, acquisitions and dispositions;

•	our ability to maintain a workforce based upon current and anticipated workloads;

•	our ability to attract and retain qualified personnel, key management and skilled employees, including from acquired businesses, and our ability to enforce any noncompetition agreements;

•
our ability to identify suitable acquisition or strategic investment opportunities, to integrate acquired businesses within expected timeframes and to achieve the revenue, cost savings and earnings levels from such acquisitions at or above the levels projected;

•	any exposure resulting from system or information technology interruptions or data security breaches;

•
the impact of U.S. federal, local, state, foreign or tax legislation and other regulations affecting renewable energy, electricity prices, electrical transmission, oil and gas production, wireless, wireline/fiber and related projects and expenditures;

•	the effect of state and federal regulatory initiatives, including costs of compliance with existing and future safety and environmental requirements;

•	fluctuations in fuel, maintenance, materials, labor and other costs;

•	the impact of being required to pay our subcontractors even if our customers do not pay us;

•	risks associated with potential environmental issues and other hazards from our operations;

•	the impact of any unionized workforce on our operations, including labor availability, productivity and relations;

•	liabilities associated with multi-employer pension plans for our operations that employ unionized workers, including underfunding and withdrawal liabilities;

•	restrictions imposed by our credit facility, senior notes and any future loans or securities;

•	our ability to obtain performance and surety bonds;

•	a small number of our existing shareholders have the ability to influence major corporate decisions;

•
any dilution or stock price volatility that shareholders may experience in connection with shares we may issue as consideration for earn-out obligations or as purchase consideration in connection with past or future acquisitions, or as a result of other stock issuances; and

•
other factors referenced in this Annual Report, including, without limitation, under Item 1. “Business,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors detailed from time to time in the reports and other filings we make with the SEC.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. These and other risks are detailed in this Annual Report on Form 10-K, in the documents that we incorporate by reference into this Annual Report on Form 10-K and in other documents that we file with the SEC. We do not undertake any obligation to publicly update or revise these forward-looking statements after the date of this Annual Report on Form 10-K to reflect future events or circumstances, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

PART I

ITEM 1.	BUSINESS
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber and satellite communications; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for more than 85 years. We offer our services primarily under the MasTec service mark and, as of December 31, 2014, we had approximately 15,550 employees and 460 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
We provide our services to a diversified base of customers. We often provide services under master service and other service agreements, which are generally multi-year agreements. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require the construction or installation of an entire infrastructure system or specified units within an infrastructure system. Revenue from non-recurring, project specific work may experience greater variability than master service agreement work due to the need to replace the revenue as projects are completed. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.
We have actively expanded and diversified our business in recent years, which has deepened our presence and broadened our service offerings in key markets, including: wireless services; natural gas, natural gas liquids and petroleum pipeline; and electrical transmission, among others. In addition to acquisition and strategic investment driven growth opportunities, we also seek opportunities to broaden our geographic presence and expand the services we provide within our traditional business areas, such as telecommunications, install-to-the-home and customer fulfillment services. For discussion of our recent acquisitions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business,” which is incorporated herein by reference. In recent years, we have also divested certain businesses or assets due to their performance and/or fit within our long-term business strategy.
We manage our continuing operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. In the first quarter of 2015, we reevaluated the segment classification of a non-controlled Canadian joint venture that was acquired in 2014. The results of operations of this joint venture were formerly reported within the Oil and Gas segment and now will be reported within the Other segment. Accordingly, throughout this report, segment information for prior periods has been updated to conform to the current period presentation.
The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline/fiber communications and install-to-the-home customers. We perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through the Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other segment primarily includes a proportionately consolidated joint venture and other small business units that perform construction services for a variety of end-markets in Canada, Mexico and elsewhere internationally.

Customer revenue by segment for the periods indicated was as follows (in millions):

	For the Years Ended December 31,
Reportable Segment:	2014		2013		2012
Communications	$2,041.0	44%	$1,962.6	45%	$1,772.7	48%
Oil and Gas	1,731.4	38%	1,628.8	38%	959.0	26%
Electrical Transmission	471.9	10%	428.8	10%	312.2	8%
Power Generation and Industrial	357.0	8%	294.3	7%	668.1	18%
Other	14.7	—	12.3	—	16.7	—
Eliminations	(4.2)	—	(2.0)	—	(1.9)	—
Consolidated revenue	$4,611.8	100%	$4,324.8	100%	$3,726.8	100%

See Note 16 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for details pertaining to segment classifications, as well as operating results and financial position by segment and significant customer concentrations.
Industry Trends
Our industry is composed of national, regional and local companies that provide services to customers in a range of industries. We believe the following industry trends affect demand for our services:
Demand for Wireless and Wireline/Fiber Communications Network Services
Demand for faster and more robust wireless and wireline/fiber communications network services has increased significantly with the proliferation of both wireless and wireline high-speed internet connectivity, including tablet and mobile device applications, data transmission, including two-way simultaneous transmission of video and voice data, video and music download services, high definition television, home security, home automation and other advanced data services. Data usage over wireless and wireline/fiber networks is rapidly increasing as consumers utilize more of these services. In its 2015 Global Mobile Data Traffic Forecast Update, Cisco Systems, Inc. predicted that global mobile data traffic will increase almost 10-fold by 2019, with an expected compound annual growth rate of nearly 60%. Cisco also predicted that 4th generation (“4G”) wireless service will be used for 26 percent of connections and will represent 68 percent of total global mobile data traffic in 2019. Additionally, the report predicts that by 2019, global mobile network connection speeds will increase almost 250 percent from 2014 levels. Service providers continue to upgrade the capacity and performance of their communications networks and are deploying competing networks using new technologies to serve this developing market and the increasing need for faster data delivery services, including 4G Long-Term Evolution (“LTE”) equipment upgrades for wireless communications and the deployment of fiber networks of up to 1 gigabit per second (“Gbps”) in speed. We expect these changing dynamics in the mobile and other data markets will create opportunities for providers of wireless and wireline/fiber infrastructure construction services in all markets, including North America.
Providers in the install-to-the-home market seek to expand their service offerings with opportunities in the areas of customer fulfillment, home security and home automation.
Demand for Pipeline Infrastructure
Recent improved access to shale formations as a result of technological advances have increased petroleum industry estimates of available North American oil and natural gas reserves. Technological advances in horizontal drilling and hydraulic fracturing, while subject to various federal, state, local, or foreign legislative and regulatory initiatives, have made access to oil and natural gas easier and cheaper, leading to increased drilling and a related increase in oil, natural gas and natural gas liquids production in recent years. The resulting increase in production levels has significant implications for the construction of pipelines. According to the Department of Energy’s (“DOE”) Annual Energy Outlook 2014, increased levels of natural gas production could lead to the U.S. becoming a net exporter of natural gas by 2020. In addition to developments in the U.S. oil and gas sector, Mexico has revised its constitution and has adopted other legal measures to authorize and attract foreign investment in the energy sector in order to expand and revitalize Mexico’s energy industry. Mexican utilities and other entities have recently awarded contracts to move U.S. hydrocarbons to the Mexico / U.S. border, which we believe will create additional pipeline infrastructure opportunities for the import of hydrocarbons from the U.S. to Mexico. Mexico’s importation of inexpensive, reliable natural gas could lead to a reduction in the cost of electricity, which could be a driving force behind growing economic developments and the creation of infrastructure construction opportunities in other areas, such as power generation, transmission and telecommunications.
Natural gas is one of the cleanest burning hydrocarbon fuels and is in demand because of its relative cost advantage over other fossil fuel sources. Higher availability of low-cost natural gas supplies could substantially increase gas-fired electric generating plant additions, changing the North American fuel mix while increasing dependency on a single, largely domestic fuel type. According to the North American Electric Reliability Corporation’s (“NERC”) 2014 Long-Term Reliability Assessment, natural gas is projected to be the fastest growing source of fuel for electric power generation during the next ten years. According to the DOE’s Annual Energy Outlook 2014, shale gas provides the largest source of growth in U.S. natural gas supply through 2040. Increased development of shale gas resources is expected to increase the shale gas share of total U.S. natural gas production from 40% in 2012 to over 50% in 2040. Drilling and completion technology advancements have also positively affected exploration and production in the oil shale regions and the liquids-rich areas of the gas shale basins, where crude and high-value gas liquid by-products can be produced with gas. As a result, expanded long-term opportunities for liquids pipelines are predicted in the Eagle Ford, Permian, Western Marcellus, Utica, Bakken and other liquids-rich shale basins throughout North America. We also believe that U.S. energy policy goals will continue to promote domestic sources of energy in order to reduce U.S. dependence on foreign energy sources, both for economic and national security reasons.

As result of these factors, the level of oil, natural gas and natural gas liquids pipeline construction activity in the United States and Canada has grown significantly in the past several years. While the oil markets experienced volatility beginning in the latter part of 2014 from declining oil prices, we believe that the global economy will continue to depend on oil, natural gas and natural gas liquids, which we believe will generate continued opportunities for pipeline infrastructure in the future.
We believe that we are one of the leading pipeline contractors in North America. Our service offerings include the construction and maintenance of large diameter pipeline, mid-stream pipeline, gathering lines, compressor and pumping stations and treatment plants. We anticipate that future demand for pipeline infrastructure should provide pipeline, power generation and heavy industrial construction opportunities, and that our diverse capabilities and expertise in these sectors will enable us to continue to be a leading player in this market.
Inadequacy of Existing Electrical Power Transmission and Distribution Networks
The U.S. electrical transmission and distribution infrastructure requires significant ongoing maintenance, upgrade and expansion to manage power line congestion and avoid delivery failures. Also, regional shifts in population and industry may also create pockets of demand for increased transmission and distribution construction and upgrades. Expected electrical grid expansions in Canada and Mexico may create additional opportunities for contractors that provide electrical transmission and distribution infrastructure services. According to the DOE’s Annual Energy Outlook 2014, approximately 350 gigawatts of new electricity generating capacity is expected to be added from 2012 to 2040, with an increase in electricity generation of almost 30%. In its 2014 Long-Term Reliability Assessment, NERC estimates that approximately 20,600 circuit miles will be added to the North American electrical transmission system from 2015 through 2024. Renewable energy generation projects, which are typically in remote areas, may require investment in new transmission lines to connect to the electrical grid. In addition, efforts to modernize the existing transmission system are expected. We believe significant capital investment in the transmission and distribution system will be required to meet these needs.
Renewable Energy Projects
The desire to decrease U.S. dependence on foreign oil imports and the focus on a clean environment have created demand for more domestic, environmentally sensitive electrical power production, such as wind and solar collection farms. Currently, almost 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards or goals. NERC’s 2014 Long-Term Reliability Assessment projected approximately 88,500 megawatts of new wind and solar capacity over the next ten years. In addition, according to NERC’s 2014 report, greenhouse gas emission regulations and the projected continued decline in the cost of renewable resources are expected to incentivize construction of renewable resources throughout North America. We have expertise in wind, solar and industrial plant construction and expect to continue to be a leading player in renewable energy infrastructure projects.
The renewable energy industry is heavily reliant on federal and state tax incentives.  The American Taxpayer Relief Act of 2012 (“ATRA”) extended certain provisions of the Internal Revenue Code, which contains federal tax incentives applicable to the renewable energy industry.  Currently, the tax code provides that the production tax credit for wind projects applies to qualifying projects for which the construction commencement date was prior to January 1, 2015, with a required completion date prior to January 1, 2017 to ensure availability of the tax credit. Solar projects, however, will continue to be eligible for the 30% investment tax credit as long as the project is placed in service prior to January 1, 2017. Projects placed in service beginning in 2017 will only be eligible for a 10% investment tax credit. Other tax incentives applicable to the renewable energy industry include accelerated tax depreciation provisions, including bonus depreciation, for certain renewable energy generation assets, such as equipment using solar or wind energy or energy from geothermal deposits or biomass. These incentives provide for a five-year depreciable life for qualifying assets rather than the longer depreciable lives of many non-renewable energy assets. In addition to a shorter depreciable life, those assets qualifying for bonus depreciation benefit from significant allowable first-year depreciation.
See Item 1A. “Risk Factors - The renewable energy industry is heavily reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our services.”
Heavy Industrial Opportunities
Industrial plant construction opportunities exist in a wide variety of industries. The low price of natural gas is expected to spur the construction of new gas-fired electrical generating plants, conversions of coal-fired power plants to cleaner natural gas and the construction of other plants which use natural gas as a fuel source or chemical feedstock. Industrial facilities and plants that support the biofuels, food processing, natural gas, petroleum and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.
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
Reputation for Reliable Customer Service and Technical Expertise. We have established a reputation for quality customer service and technical expertise. Our reputation gives us an advantage when competing for new work, both from existing and potential customers. In addition, we have broad capabilities and expertise in the areas of communications, pipeline, electrical utility, power generation and heavy industrial infrastructure.
North American Footprint. Including our predecessor companies, we have been in business for more than 85 years and are one of the largest companies in the infrastructure construction services industry, with approximately 460 locations and 15,550 employees, operating primarily throughout

North America, including the U.S., Canada and Mexico. We offer consistent, comprehensive infrastructure services to our customers and believe that our experience, technical expertise, geographic reach and size are important to our customers.
Ability to Respond Quickly and Effectively. The skills required to serve our end-markets are similar, which allows us to utilize qualified personnel across multiple end-markets and projects. We are able to respond quickly and effectively to industry changes, demand and major weather events by allocating our employees, fleet and other assets as and where they are needed, enabling us to provide cost effective and timely services for our customers.
Experienced Management Team. Our management team plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business, integrating acquired businesses and managing the financial aspects of our operations. Our chief executive officer, chief operating officer and business unit presidents have broad industry experience and a deep understanding of our customers and their requirements. Generally, key management personnel of acquired businesses continue to work for us under long-term employment or services agreements.
Strategy
The key elements of our business strategy are as follows:
Focus on Growth Opportunities. We believe that our end-markets offer multiple growth opportunities, and we expect continued spending by key customers in many of the industries we serve. We expect expansion of wireless and fiber optic network infrastructure, development of natural gas, natural gas liquids and petroleum pipeline infrastructure, expansion and upgrades of electrical transmission capacity and the distribution grid, development of power generation infrastructure, including renewable energy sources, and heavy industrial projects to be areas of investment and opportunity in the coming years. We intend to use our broad geographic presence, technical expertise, financial and operational resources, customer relationships and full range of services to capitalize on these trends and grow our business.
Operational Excellence. We seek to improve our operating margins and cash flows by focusing on profitable services and projects that have high margin potential. We also strive to identify opportunities for leverage within our business, such as deploying resources across multiple customers and projects in order to enhance our operating effectiveness and utilization rates, while continuing to maintain strong working capital management practices. We continue to pursue actions and programs designed to achieve these goals, such as increasing accountability throughout our organization, effectively managing customer contract bidding procedures, hiring additional experienced operating and financial professionals and expanding and further integrating the use of our financial and other management information systems.
Maintain Conservative Capital Structure. We evaluate our capital structure on an ongoing basis and have expanded our financial resources in recent years. During the year ended December 31, 2014, we increased aggregate borrowing commitments under our senior secured credit facility to $1.25 billion from $750 million as of December 31, 2013. Additionally, $215 million principal amount of senior convertible notes matured in 2014. In 2013, we repurchased and redeemed $150 million principal amount of 7.625% senior notes due 2017 and issued $400 million principal amount of 4.875% senior notes due 2023. We may consider opportunities to refinance, repurchase or retire outstanding debt or repurchase equity in the future as part of our ongoing capital structure evaluation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of the share repurchase program we announced in December 2014 and completed in April 2015.
Leverage Performance and Core Expertise Through Strategic Acquisitions, Alliances and/or Selected Divestitures. We may pursue selected acquisitions, investments and strategic alliances that will allow us to expand our operations into targeted geographic areas or continue to expand our service offerings in related fields. We have diversified our business and expanded our service offerings and geographical footprint through numerous acquisitions in the last few years. Our strategy includes timely and efficient integration of acquisitions to best fit into our internal control environment and to maximize the potential of acquired businesses. We may also divest certain businesses or assets due to their performance and/or fit within our long-term business strategy.
Services
Our core services are the engineering, building, installing, maintaining and upgrading of infrastructure for communications, utility and power generation customers. We provide similar services to each of these customers, including:
Build. We build infrastructure projects for customers across a range of industries. We specialize in building underground and overhead distribution systems, including trenches, conduits, cable and power lines, which provide wireless and wireline/fiber communications; natural gas, crude oil and refined product transport pipelines; electrical power generation, transmission and distribution systems; power generation infrastructure, including renewable energy; heavy industrial plants; and compressor and pump stations and treatment plants.
Install. We install electrical and other energy distribution and transmission systems, power generation facilities, buried and aerial fiber optic cables, coaxial cables, copper lines, satellite dishes, home security and home automation in a variety of environments for our customers. In connection with our installation work, we deploy and manage network connections that involve our customers’ hardware, software and network equipment.
Maintain and Upgrade. We offer 24 hour/365 days-a-year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities, networks and infrastructure, including natural gas and petroleum pipeline, communications, electrical distribution and transmission and power generation infrastructure. We also provide emergency services for accidents or storm damage. Our upgrade work ranges from routine replacements and upgrades to major overhauls.

Customers
We have longstanding relationships with many customers, and often provide services under master service and other service agreements. Our master service agreements are typically exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is usually generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice. For the years ended December 31, 2014, 2013 and 2012, 49%, 46% and 43% of our revenue, respectively, was derived from projects performed under master service and other service agreements.
The remainder of our work is generated pursuant to contracts for specific projects or jobs that may require the construction and installation of an entire infrastructure system or specified units within an infrastructure system. Customers are billed with varying frequency, generally monthly or upon attaining specific milestones. Such contracts may include retainage provisions under which, generally, from 5% to 10% of the contract price is withheld from us until the work has been completed and accepted by the customer.
We believe that our industry experience, technical expertise and reputation for customer service, as well as the relationships developed between our customers and our senior management and project management teams are important to our being retained by our customers. See Note 16 - Segments and Related Information and Note 17 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted contracts, including new contractual agreements on which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog includes amounts under master service and other service agreements in addition to construction projects and includes our proportionate share of estimated revenue attributable to a contractual joint venture that we proportionately consolidate. We determine the amount of backlog for work under master service and other service agreements based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers. The following table presents 18-month backlog by reportable segment, as of the dates indicated, which has been updated for prior periods to conform to the current period presentation.

Reportable Segment (in millions):	December 31, 2014	September 30, 2014	December 31, 2013
Communications	$2,965	$2,830	$2,848
Oil and Gas	756	744	642
Electrical Transmission	296	353	418
Power Generation and Industrial	298	168	205
Other	31	43	14
Estimated 18-month backlog	$4,346	$4,138	$4,127

We expect to realize approximately 75% of our year end 2014 backlog in 2015. Our backlog estimates include amounts under master service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services; and most of these agreements can be canceled on short or no advance notice. Approximately 69% and 75% of our estimated backlog as of December 31, 2014 and 2013, respectively, represented amounts under master service or other service agreements. During the year ended December 31, 2014, we experienced a combination of cancellations and reductions in expected future work from master service agreements within our Communications segment as a result of changes in current and planned wireless customer spending. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. For example, due to recent volatility in the oil markets, certain oil and gas projects initially planned for 2015 were canceled or deferred.

Backlog is not a term recognized under accounting principles generally accepted in the United States (“U.S. GAAP”); however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.
Sales and Marketing
Our customers increasingly require resources from multiple disciplines. Therefore, our subsidiary services companies market their services not only individually, but also in combination with other companies, including other MasTec companies and independent companies, to provide what we believe is the most efficient and effective solution to meet our customers’ demands. Through our unified MasTec® brand and an integrated organizational structure designed to permit rapid deployment of labor, equipment and materials, we are able to quickly and efficiently allocate resources to meet customer needs. We offer services that are branded under the MasTec® service mark and other service marks.
We have developed a marketing plan emphasizing the MasTec® registered service mark and trade names of certain acquired companies, as well as an integrated service offering to position ourselves as a provider of a full range of service solutions, providing services including installation as well as sophisticated engineering, design and integration. We believe our longstanding relationships with customers and our reputation for reliability and efficiency facilitate our recurring business. Our marketing efforts are principally carried out by the management of our business units and project groups in coordination with our corporate marketing organization. Our management team has many years of industry experience, both at the service provider level, and in some cases, with the customers we serve. Our business unit and project group managers market directly to existing and potential customers for new contracts and also seek our inclusion on lists of vendors invited to submit proposals for service agreements and individual projects. Our executive management supplements these efforts at the national and international level.
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
Our business involves the use of heavy equipment and exposure to various workplace conditions that can be dangerous. While we are committed to operating safely and prudently, we are subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. Our insurance policies are subject to high deductibles and we are self-insured up to the amount of the deductible. We maintain insurance policies for workers’ compensation, general liability and automobile liability that are subject to per claim deductibles. We also maintain excess umbrella coverage and an insurance policy with respect to employee group medical claims. We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to provide surety bonds in certain states. See Note 17 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference.
Suppliers, Materials and Working Capital
Under many of our contracts, our customers provide the necessary materials and supplies for projects and we are responsible for the installation of, but not the cost or warranty of those materials. Under certain other projects, we purchase the necessary materials and supplies on behalf of our customers from third-party providers. We are not dependent on any one vendor and have not experienced any significant difficulty in obtaining project-related materials or supplies as and when required.
We utilize independent contractors to assist on projects and to help us manage our work flow. Our independent contractors are typically sole proprietorships or small business entities that provide their own vehicles, tools and insurance coverage. We are not dependent on any one independent contractor. We need working capital to support seasonal variations in our business, such as the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which can influence the timing of spending to support related customer demand. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Working Capital,” which is incorporated by reference.
Competition
Our industry is highly competitive and highly fragmented. We compete with a number of companies in the markets in which we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us include Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Pike Electric, Inc., Willbros Group, Jacobs Engineering Group Inc., Bechtel Corporation, D.H. Blattner & Sons, Inc., M.A. Mortenson Company, General Dynamics, Black & Veatch and Nexius.
Relatively few significant barriers to entry exist in the markets in which we operate, and as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Some of our customers employ their own personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, geographic presence, industry reputation and customer service. While we believe our customers consider a number of factors when selecting a service provider, they award most of their work through a bid process. Consequently, price is often a principal factor in determining which service provider is selected.
Regulation and Environmental Matters
We are subject to state and federal laws that apply to businesses generally, including laws and regulations related to labor relations, worker safety and environmental protection. While many of our customers operate in regulated industries (for example, utilities regulated by the public service commission or communications companies regulated by the Federal Communications Commission (“FCC”), we are not generally subject to such regulation and oversight.
As a contractor, our operations are subject to various laws, including:

•	regulations related to vehicle registrations, including those of the states and the U.S. Department of Transportation (“DOT”);

•	regulations related to worker safety and health, including those established by the Occupational Safety and Health Administration (“OSHA”) and state equivalents;

•	contractor licensing requirements;

•	permitting and inspection requirements; and

•	building and electrical codes.

We are also subject to numerous environmental laws, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges into air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations. See Item1A. “Risk Factors - Our failure to comply with environmental laws could result in significant liabilities.”
We believe we have all licenses and permits needed to conduct operations and that we are in compliance with applicable regulatory requirements. However, if we fail to comply with applicable regulatory requirements, we could incur significant liabilities.
Financial Information About Geographic Areas
We operate throughout North America, primarily in the United States and Canada, as well as in Mexico and in other countries in Latin America. For the years ended December 31, 2014, 2013 and 2012, revenue of $3.9 billion, $4.1 billion and $3.6 billion, respectively, was derived from U.S. operations, and revenue of $700 million, $268 million and $157 million, respectively, was derived from foreign operations, primarily in Canada. The majority of our foreign operations during the years ended December 31, 2014, 2013 and 2012 were in our Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $494 million, $437 million and $337 million as of December 31, 2014, 2013 and 2012, respectively. Long-lived assets held in foreign countries, primarily in Canada, included property and equipment, net, of $129 million, $51 million and $11 million as of December 31, 2014, 2013 and 2012, respectively. Intangible assets and goodwill, net, of $1.1 billion, $1.0 billion and $0.9 billion as of December 31, 2014, 2013 and 2012, respectively, related to our U.S. operations. Intangible assets and goodwill, net, of $228 million, $93 million and $31 million as of December 31, 2014, 2013 and 2012, respectively, related to businesses in foreign countries, primarily in Canada. Foreign customers accounted for approximately 20%, 9% and 4% of our consolidated net accounts receivable position as of December 31, 2014, 2013 and 2012, respectively, which represents accounts receivable, net, less billings in excess of costs and earnings.
Employees
As of December 31, 2014, we had approximately 15,550 employees, approximately 600 of whom were represented by a union or were subject to collective bargaining agreements. See Note 17 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference.
We hire employees from a number of sources, including our industry, trade schools, colleges and universities. Our primary sources for employees include promotion from within, team member referrals, print and internet advertising and direct recruiting. We attract and retain employees by offering competitive salaries, technical training opportunities, bonus opportunities, stock ownership and a comprehensive benefits package. We believe that our focus on training and career development helps us to attract and retain employees. Our employees participate in ongoing educational programs, many of which are internally developed, to enhance their technical and management skills through classroom and field training. We provide opportunities for promotion and mobility within our organization, which we also believe helps us to retain our employees. We believe we have good employee relations.
Available Information
A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the internet at our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to the SEC. Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all directors and employees, and includes a code of ethics for our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and other senior executives, and which expressly applies to our senior financial officers (including our principal executive officer, principal financial officer and our controller), and the charters for each of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website in the Investors section under the tab “Corporate Governance,” or may be obtained by contacting our Vice President of Investor Relations by phone at (305) 406-1815, or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and senior officers on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information is not part of this report. Our reports filed with the SEC may be accessed at the SEC’s website at www.sec.gov, or alternatively, may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Use of our Website to Distribute Material Company Information
We use our website as a channel of distribution for important company information. We routinely post on our website important information, including press releases, investor presentations and financial information, which may be accessed by clicking on the Investors section of our website, www.mastec.com. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investor Relations subpage of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Relations subpage of our website.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. If any of these risks actually occur, our business, financial condition and results of operations could suffer, and the trading price of our common stock could decline.
Risks Related to the Conclusion of the Independent Internal Investigation of the Audit Committee and Related Restatements of Our Financial Statements, Our Internal Controls Over Financial Reporting and Our Failure to Timely File Periodic Reports with the SEC.
Matters relating to or arising from our Audit Committee investigation of certain accounting matters, including regulatory proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.

The Audit Committee has been undertaking an independent investigation primarily with respect to cost-to-complete estimates regarding certain projects within a service line in the Company’s Electrical Transmission segment accounted for under the percentage-of-completion method of accounting. Utilizing a process established and observed by the Audit Committee, the Company undertook a detailed review of certain projects accounted for under the percentage-of-completion method of accounting, as well as a detailed review of accounting judgments, estimates and entries over a multi-year period across the balance of the Company’s segments selected to further test the reliability of the previously issued financial statements. The Company has concluded that certain accounting adjustments are appropriate with respect to interim periods during the Company’s fiscal year ended December 31, 2014. The Company believes the appropriate accounting adjustments have been determined; however, the Audit Committee’s independent investigation is ongoing and has not reached any findings or conclusions with respect to the underlying causes of these adjustments.
As a result, the Company’s unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, 2014, June 30, 2014 and September 30, 2014 should be restated. In this 2014 Form 10-K, we have provided restated financial statements for each of the affected 2014 interim periods and related disclosures in Note 2 - Independent Investigation of the Audit Committee and Related Restatements in the notes to the audited consolidated financial statements, which is incorporated by reference. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 2014 Form 10-K. We believe that presenting all of the amended and restated information regarding the 2014 interim periods in this 2014 Form 10-K allows investors to review all pertinent data in a single presentation. To date, we have incurred significant expenses related to legal, accounting, and other professional services in connection with the investigation, the restatements and related matters, and may continue to incur significant additional expenses with regard to these matters and our remediation efforts. In addition, our CEO and CFO, as well as senior members of our finance and accounting departments, as well as senior management of our Electrical Transmission segment, have spent substantial amounts of time and effort with regard to the investigation and related accounting analyses, the restatements and related matters. The significant amount of time and effort spent by our management team on these matters has diverted, and is expected to continue to divert, their attention from the operation of our business. The expenses incurred, and expected to be incurred, on the investigation, the restatements and related matters and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations or cash flows.
Our restatement of prior financial statements has exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We have self-reported to the staff of the SEC (the “Staff”) regarding the Audit Committee’s independent investigation and are cooperating with the Staff’s requests for additional information regarding the investigation. We intend to continue full cooperation with the SEC. While we believe that we have made appropriate judgments in adjusting our consolidated financial statements, the SEC may disagree with our conclusions and adjustments. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated. In addition, we are subject to a federal securities purported class action related to the Audit Committee’s investigation and there is a risk that additional such actions could be filed against us, our directors and officers. See “We are subject to a shareholder class action lawsuit, and this lawsuit and any future such lawsuits or investigations may adversely affect our business, financial condition, results of operations and cash flows” below.
In March 2015, we received a New York Stock Exchange ( “NYSE”) letter, stating that as a result of the delayed filing of the Company’s Form 10-K for the year ended December 31, 2014, we were not in compliance with the filing requirements for continued listing as set forth in the NYSE listed company manual and were therefore, subject to delisting from the NYSE. With the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which we expect to file shortly after the filing of this 2014 Form 10-K, we believe that we will have remedied our non-compliance with the NYSE continued listing requirements.
Management has identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.
The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, our CEO and CFO concluded that our internal controls over financial reporting were not effective as of December 31, 2014. The specific material weakness is described in Part II - Item 9A. “Controls and Procedures” of this 2014 Form 10-K in “Management’s Report on Internal Control over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a further restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We have work remaining to remedy the material weakness in our internal control over financial reporting. We are in the process of developing and implementing our remediation plan for the identified material weakness, and we expect that this work will continue during the year ending December 31, 2015 and thereafter. There can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented and the aggregate cost of implementation. Until our remediation plan is fully implemented, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected. Until the remediation plan is complete and implemented, we will rely upon additional interim control procedures prescribed by management, including the use of manual mitigating control procedures and the utilization of external consultants, to help ensure that we fairly state our financial statements in all material respects. However, the establishment of these interim controls does not provide the same degree of assurance as a fully remediated control environment. For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan undertaken by us, see Part II - Item 9A. “Controls and Procedures” of this 2014 Form 10-K.
Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.
We did not file our Annual Report on Form 10-K for the year ended December 31, 2014 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 within the time frame required by SEC rules. Because of our failure to have timely filed our periodic reports with the SEC, we are currently ineligible to use SEC Form S-3, which is a short-form registration statement, to register our securities for public offer and sale, until we have timely filed all periodic reports under the Securities Exchange Act of 1934, as amended, for a period of twelve months and any portion of a month from the due date of the last untimely report. Our inability to use Form S-3 limits our ability to access the public capital markets rapidly, including in reaction to changing business needs or market conditions. While we may currently register an offering of our securities on Form S-1 in a capital raising effort, whether to complete an acquisition or otherwise, doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete such acquisition in a timely manner.
Continuing negative publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a result of the restatement of our consolidated financial statements and related matters, the internal investigation conducted by the Audit Committee of the Company’s Board of Directors, and the securities class action lawsuit, we have been the subject of negative publicity. This negative publicity may adversely affect our stock price and may harm our reputation and our relationships with current and future investors, lenders, customers, suppliers and employees. As a result, our business, financial condition, results of operations or cash flows may be materially adversely affected.
We are subject to a shareholder class action lawsuit, and this lawsuit and any future such lawsuits or investigations may adversely affect our business, financial condition, results of operations and cash flows.
We and certain of our executive officers are defendants in a federal securities class action lawsuit, which is described in Note 17 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference. This lawsuit may divert our attention from our ordinary business operations, and we may incur significant expenses associated with it (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify officers or directors who are or may become parties to or involved in such matters). We are unable at this time to predict the outcome of our potential liability in this matter, including what, if any, action the SEC might take in connection with this matter or the related internal investigation conducted by the Audit Committee of the Company’s Board of Directors. Depending on the outcome of the class action lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct, and/or suffer other penalties, remedies or sanctions, some or all of which may not be covered by insurance. Accordingly, the ultimate resolution of this matter could have a material adverse effect on our business, financial condition, results of operations, cash flows, liquidity and ability to meet our debt obligations and, consequently, could negatively impact the trading price of our common stock. In addition, there is the potential for additional shareholder litigation and/or governmental investigations and we could be similarly materially and adversely affected by such matters. Any existing or future shareholder lawsuits and governmental investigations and/or any future governmental enforcement actions could also adversely impact our reputation, our relationships with our customers, and our ability to generate revenue.
Risks Related to Our Industry and Our Customers’ Industries
Demand for pipeline construction services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil, natural gas and other fuel prices and the cost of energy infrastructure projects.
Demand for our pipeline construction services is sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies and demand by industrial and utility customers. Prices for oil and natural gas are potentially subject to large fluctuations in response to changes in the supply of, and demand for, oil and natural gas, as well as market uncertainty and a variety of other factors that are beyond our control. An example is the recent volatility experienced by the oil markets due to declining oil prices beginning in the latter part of 2014. Decreasing prices for oil and natural gas generally depress levels of exploration, development and production activity, which could result in a corresponding decline in demand for, and/or our customers’ ability to finance, pipeline construction services. Factors affecting the prices of oil and natural gas include:

•	world-wide levels of supply and demand for oil and natural gas generally, and demand for natural gas in the United States in particular;

•
governmental regulations, including policies regarding the exploration, production, development and transportation of oil and natural gas, as well as environmental laws and initiatives to control global warming;

•	global weather conditions and natural disasters;

•
worldwide political, military, and economic conditions; the level of oil production by non-Organization of the Petroleum Exporting Countries (“OPEC”) suppliers and available excess production capacity within OPEC;

•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	the cost of producing and delivering oil and gas; and
•    potential acceleration of development of alternative fuels.
Historically and recently, the markets for oil and gas have been volatile and are likely to continue to be volatile. Spending on exploration and production activities by large oil and gas companies has a significant impact on the demand for pipeline construction services. Furthermore, pipelines have competition from rail and trucking companies that also transport hydrocarbons. In addition, demand for pipeline construction services may be affected by the costs of energy exploration and the construction of energy infrastructure projects. For example, while high oil and gas prices may increase oil and gas exploration, production and transportation activity, the associated increase in demand for equipment, materials and labor required for such exploration and activity may increase their costs and dampen demand for our services. Furthermore, increased costs for raw materials such as steel and other commodities may make some projects uneconomical despite robust oil and gas prices, thus reducing demand for our pipeline construction services. A decrease in demand for our pipeline construction services could materially and adversely affect our results of operations, cash flows and liquidity.
Many of the industries we serve are subject to customer consolidation, rapid technological and regulatory changes, and our inability or failure to adjust to our customers’ changing needs could result in decreased demand for our services.
We derive a substantial portion of our revenue from customers in the communications, utilities and power generation industries, which are subject to consolidation, rapid changes in technology and governmental regulation. Consolidation could result in the loss of one or more of, or affect spending by, our significant customers, including, for example, the July 2015 acquisition of DIRECTV® by AT&T, which could have an adverse effect on demand for our services. Changes in technology may reduce demand for the services we provide. For example, new or developing telecommunications technologies could displace existing technologies, such as the wireline systems used for the transmission of voice, video and data. Furthermore, improvements in existing technologies could allow communications providers to significantly improve their networks without physically upgrading them. Technological advances may also result in lower costs for sources of energy, which may render existing renewable energy and natural gas projects and technologies uncompetitive or obsolete. Our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve could have a material adverse effect on our results of operations, cash flows and liquidity. Furthermore, our customers in the communications, utilities and power generation industries face stringent regulatory and environmental requirements and permitting processes as they implement plans for their projects, which could result in delays, reductions and cancellations of some of their projects and which could materially and adversely affect our results of operations, cash flows and liquidity.
Economic downturns could reduce capital expenditures in the industries we serve, which could result in decreased demand for our services.
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
In addition, our customers are negatively affected by economic downturns that decrease the need for their services or the profitability of their services. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for services could affect our customers and their capital expenditure plans. We continually monitor our customers’ industries and their relative health compared to the economy as a whole because we have previously been negatively impacted by economic downturns. Reductions in new housing starts, for example, have negatively affected our customers who utilize our services to construct their “last mile” of communications infrastructure, and such reductions have also had negative impacts on other industries we serve, including electrical utility transmission and grid connection as well as pipeline construction. Additionally, our customers who provide satellite and other communications services to consumers could be adversely impacted by an economic downturn if new subscriptions and upgrades for new and existing consumers are not ordered at the rate that our customers anticipate. During an economic downturn, our customers also may not have the ability or desire to continue to fund capital expenditures for infrastructure or may outsource less work. A decrease in any of these projects, new subscriptions or upgrades could negatively impact demand for the services we provide and could materially adversely affect our results of operations, cash flows and liquidity.
Additionally, in the past, we incurred significant losses after a number of customers filed for bankruptcy or experienced financial difficulties following a general economic downturn, in which certain industry factors worsened the impact of the overall economic downturn on those customers. In difficult economic times, some of our clients may find it difficult to pay invoices for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults in making its payments on a project in which we have devoted significant resources, there could be a material adverse effect on our results of operations and liquidity.
Our industry is highly competitive, which may reduce our market share and harm our financial performance.
Our industry is highly fragmented, and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing and prospective customers that employ in-house personnel to perform some of the services we provide. There are relatively few barriers to entry into certain of the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become a competitor. Most of our customers’ work is awarded through a bid process. Consequently, price is often the principal factor that determines which service provider is selected, especially on smaller, less complex projects. Smaller competitors sometimes win bids for these projects based on price alone due to their lower costs and financial return requirements. However, our bids for certain projects may not be successful because of a customer’s perception of our relative ability to perform the work as compared to our competitors or a customer’s perception of technology advantages held by our competitors as well as other factors. Our results of operations, cash flows and liquidity could be materially and adversely affected if we are unsuccessful in bidding for projects or renewing our master service agreements, or if our ability to win such projects or agreements requires that we accept lower margins. We also face competition from the in-house service organizations of our existing or prospective customers. As such, we cannot be certain that our existing or prospective customers will continue to outsource services in the future.
Risks Related to Our Business
Our failure to properly manage projects, or project delays, may result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.
Certain of our engagements involve large-scale, complex projects that may occur over extended time periods. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from a customer’s failure to timely obtain permits or rights-of-way or to meet other regulatory requirements, weather-related delays, permitting delays and other factors, some of which are beyond our control, may cause us to incur costs for standby pay, and may lead to personnel shortages on other projects scheduled to commence at a later date. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests to the siting of electric power, natural gas or oil transmission lines, solar or wind projects, or other facilities. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost or delays in the completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against us, and because of the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, such as pipeline and power generation, including renewable energy, damage claims may substantially exceed the amount we can charge for our associated services.
We may not accurately estimate the costs associated with services provided under fixed price contracts, which could impair our financial performance.
We derive a significant portion of our revenue from fixed-price master service and other service agreements. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than anticipated. In addition to master or other service agreements, we enter into contracts for specific projects or jobs that may require the installation or construction of an entire infrastructure system or specified units within an infrastructure system. Under those agreements, we contractually agree to a price per unit. Profitability will be reduced if the actual costs to complete each unit exceed original estimates. We are also required to immediately recognize the full amount of any expected losses on these projects if estimated costs to complete the remaining units for the projects exceed the revenue to be earned on such units. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services. A variety of factors affect these costs, such as lower than anticipated productivity, conditions at work sites differing materially from those anticipated at the time we bid on the contract and higher costs of materials and labor. These variations, along with other risks inherent in performing fixed price contracts, may cause actual project revenue and profits to differ from original estimates. As a result, if actual costs exceed our estimates, certain agreements or projects could have lower margins than anticipated, or losses, which could reduce our profitability, cash flows and liquidity.
Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material effect on our financial results.
We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. If we fail to properly document the nature of change orders or claims, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns and in some cases a loss on the project. These types of claims can often occur due to matters such as owner-caused delays, changes from the initial project scope, which result in additional cost, both direct and indirect, or from project or contract terminations. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.
Our business may be affected by difficult work sites and environments, which could cause delays, increase our costs and reduce profitability.
We perform work under a variety of conditions, including, but not limited to, challenging and hard to reach terrain and difficult site conditions. Performing work under such conditions can result in project delays or cancellations, potentially causing us to incur additional, unanticipated costs, reductions in revenue or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk should actual site conditions vary from those expected. Some of our projects involve challenging engineering, procurement and construction phases, which may occur over extended time periods. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery delays, schedule changes, delays from customer failure to timely obtain rights-of-way, weather-related delays, delays by subcontractors in completing their portion of the project and other factors, some of which are beyond our control, but which impact our ability to complete a project as originally scheduled. In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of such costs. Any such delays or cancellations or errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays or cancellations could also negatively impact our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.
We recognize revenue from installation/construction fixed price contracts, as well as for certain projects pursuant to master and other service agreements, using the percentage-of-completion method; therefore, variations of actual results from our assumptions may reduce our profitability.
We recognize revenue from installation/construction fixed price contracts, as well as for certain projects pursuant to master and other service agreements, using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. The cumulative amount of revenue recorded on a contract at a specified point in time is the percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. The percentage-of-completion method, therefore, relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions, judgment and experience, but are subject to the risks inherent in estimates, including unanticipated delays or technical complications. Variation of actual results from estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of an estimated loss on a contract when our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which could negatively impact our liquidity and results of operations. See discussion of a material weakness in our internal control over financial reporting in Part II - Item 9A. “Controls and Procedures” of this 2014 Form 10-K.
We derive a significant portion of our revenue from a few customers and the loss of one or more of these customers, or a reduction in their demand for our services, could impair our financial performance.
For the year ended December 31, 2014, we derived approximately 21%, 12% and 8% of our revenue from AT&T, DIRECTV® and Enbridge, Inc., respectively. For the year ended December 31, 2013, we derived approximately 18%, 18% and 14% of our revenue from AT&T, Enbridge, Inc. and DIRECTV®, respectively. For the year ended December 31, 2012, we derived approximately 18% and 17% of our revenue from AT&T and DIRECTV®, respectively. Our ten largest customers accounted for approximately 65%, 69% and 65% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively. In July 2015, AT&T acquired DIRECTV®. On a combined basis, AT&T and DIRECTV® represented 33%, 32% and 34% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Taking into consideration the acquisition of DIRECTV® by AT&T, our top ten customers would have accounted for 66%, 71% and 67% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, our results of operations, cash flows and liquidity could be negatively affected if these customers reduce the amount of business they provide to us, or if we complete the required work on our projects for these customers and cannot replace them with similar projects. Just over half of our revenue for the year ended December 31, 2014 was derived from non-recurring project specific work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.
We maintain a workforce based upon current and anticipated workloads. If we do not receive future contract awards, if these awards are delayed, or if there is a significant reduction in the level of work we provide under master service agreements, we could incur significant costs and reduced profitability from underutilization of our workforce.
Our estimates of future performance and results of operations depend on, among other matters, whether and when we will receive certain new contract awards, including the extent to which we utilize our workforce. The rate at which we utilize our workforce is impacted by a variety of factors including our ability to manage attrition, our ability to forecast our need for services, which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects or between internal business groups and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size with our contract needs. If an expected contract award is delayed or not received, we could incur costs resulting from reductions in staff or redundancy of facilities, which could reduce our profits and cash flows.
Most of our contracts may be canceled on short or no advance notice, which could reduce our revenue, and certain of our contracts with customers are subject to their ability to secure financing or other conditions and therefore may not result in revenue or profits.
Most of our contracts are cancelable on short or no advance notice, ranging from immediate cancellation to cancellation upon 180 days notice, even if we are not in default under the contract. Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on our existing contracts that are re-bid. We also provide a significant portion of our services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if: (i) our customers cancel a significant number of contracts; (ii) we fail to win a significant number of our existing contracts upon re-bid; or (iii) we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects. Additionally, from time to time, we enter into contracts that contain financing or other conditions, which must be satisfied before we may begin work; therefore, certain of these contracts may not result in revenue or profits if our customers are unable to obtain financing or to satisfy any other conditions associated with such projects.

Claims, lawsuits and proceedings could reduce our profitability, cash flows and liquidity.
We are subject to various claims, lawsuits and proceedings that arise in the ordinary course of business, including governmental and other regulatory investigations and proceedings. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, liquidated damages, consequential damages, or injunctive or declaratory relief. In addition, pursuant to our service agreements, we generally indemnify our customers for claims related to the services we provide. Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to case developments. See Note 17 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference. If our legal reserves are inadequate, our insurance coverage proves to be inadequate or becomes unavailable, or our self-insurance liabilities are higher than expected, we could experience a reduction in our profitability and liquidity. Furthermore, because litigation is inherently uncertain, an adverse determination on any such claim, lawsuit or proceeding could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business, and cause us to incur significant expenses. There can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.
We may choose, or be required, to pay our subcontractors even if our customers do not pay, or delay paying us for the related services.
We use subcontractors to perform portions of our services. In some cases, we pay our subcontractors before our customers pay us for the related services. We could experience a material decrease in profitability and liquidity if we choose, or are required, to pay our subcontractors for work performed for customers that fail to pay, or delay paying us for the related work.
Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our results of operations, cash flows and liquidity.
We depend on subcontractors to perform work on some of our projects. There is a risk that we may have disputes with subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractors, customer concerns about the subcontractors or our failure to extend existing task orders or issue new task orders under a subcontract. If any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, then our ability to fulfill our obligations as a prime contractor may be jeopardized. In addition, the absence of qualified subcontractors with which we have satisfactory relationships could adversely affect the quality of our service and our ability to perform under some of our contracts. Any of these factors may have a material adverse effect on our results of operations, cash flows and liquidity.
In addition, we rely on suppliers to obtain the necessary materials for certain projects. We also rely on equipment manufacturers and lessors to provide us with the equipment we require to conduct our operations. Although we are not dependent on any single supplier or equipment manufacturer or lessor, any substantial limitation on the availability of required suppliers or equipment could negatively affect our operations. Market and economic conditions may contribute to a lack of available suppliers or equipment. To the extent we cannot acquire materials or equipment, we could experience a material adverse effect on our results of operations, cash flows and liquidity.

Our participation in investment arrangements, including contractual joint ventures, exposes us to liability and/or harm to our reputation for failures of our partners.

As part of our business, we have entered into various investment arrangements, including contractual joint ventures, and may enter into additional such arrangements in the future. The purpose of these joint ventures is typically to combine our skills and resources with those of others to allow for the performance of particular projects. Success on these jointly performed projects depends in large part on whether our joint venture partners satisfy their contractual obligations. We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation and could materially adversely affect our results of operations, cash flows and liquidity. See Note 4 - Acquisitions in the notes to the audited consolidated financial statements, which is incorporated by reference. for discussion pertaining to certain of our equity method and other investment arrangements.
Our operations in existing international markets, or expanding into additional international markets, may not be successful and could expose us to risks, including the failure to comply with the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws, which could harm our business and prospects.
We derived 15% of our revenue for the year ended December 31, 2014 from international markets, and we may further expand the volume of international services we provide as well as the foreign geographic territories in which we operate. Our international operations are presently conducted primarily in Canada, Mexico and in other countries in Latin America, but we have performed work in various other foreign countries, and revenue derived from, or the number of countries in which we operate, could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts, or volatility in the global markets may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws. Further, we require our subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could incur severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating, and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management.
We are subject to foreign exchange and currency risks that could adversely affect our operations, and our ability to reinvest earnings from operations, as well as mitigate our foreign exchange risk through hedging transactions may be limited.
We generally attempt to denominate our contracts in U.S. dollars or in the currencies of our costs. In the past, however, we have entered, and in the future we may enter, into new contracts in Canada, Mexico and in other countries in Latin America and/or other foreign locations that are denominated in currencies other than U.S. dollars, subjecting us to currency risk exposure, particularly when the contract revenue is denominated in a currency different from the contract costs. Certain portions of our consolidated revenue and consolidated operating expenses are in foreign currencies. As a result, we are subject to significant foreign currency risks, including risks resulting from changes in foreign exchange rates and limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.
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
Because the unsubsidized cost of electric power from renewable resources such as wind and solar often exceeds that of fossil fuel and nuclear generating facilities, the renewable energy industry is heavily reliant on tax incentives. These tax incentives effectively reduce the market price at which renewable energy can be sold, which spurs investment in renewable energy facilities. These tax incentives, however, have a finite duration. The finite duration of these tax incentives creates uncertainty for developers of renewable energy facilities and may adversely affect investment in them and, accordingly, demand for our services. Accordingly, we cannot predict the impact that tax incentive legislation will have on the demand for our services. For example, the current election to claim the investment tax credit in lieu of the production tax credit is available only for qualified wind facilities on which construction commenced prior to January 1, 2015, and generally must be completed by December 31, 2015. Additionally, the 30% investment tax credit for qualified solar projects will only be available for projects placed in service prior to January 1, 2017. The production tax credit for wind projects applies to qualifying projects for which the construction commencement date was prior to January 1, 2015, with a required completion date prior to January 1, 2017, and will not be available for energy generated from wind facilities on which construction commences after that date, unless the production tax credit is extended or renewed. Whether the investment tax credit will be effective in the future for wind, solar or other renewable energy projects is uncertain, as are any future efforts to extend or renew the production tax credit and the investment tax credit. Furthermore, the provisions regarding any extension or renewal may not be as favorable as those that currently exist. We cannot assure you that any extension or renewal of the production tax credit and/or the investment tax credit would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. We also cannot assure you that the tax laws providing for accelerated and bonus depreciation with respect to wind or solar energy generation assets will not be modified, amended or repealed in the future. If the investment tax credit is not effective or if the federal production tax credit is not extended or renewed, or is extended or renewed at a lower rate, these generating facilities may be less profitable to build and operate and the ability of our customers to obtain financing for these projects may be impaired or eliminated. As a result, our revenue and results of operations could be materially adversely affected if demand for our services or the tax incentives were reduced.
Changes to renewable portfolio standards could, and decreased demand for renewable energy projects would, negatively impact our results of operations, cash flows and liquidity.
A portion of our business provides construction and/or installation services to owners and operators of wind power, solar power and other renewable energy facilities. The development of wind, solar and other renewable energy facilities is highly dependent upon federal tax credits, the existence of renewable portfolio standards and other tax or state incentives. Renewable portfolio standards are state specific statutory provisions requiring that electric utilities generate a certain amount of electricity from renewable energy sources or devote a certain portion of operational/development capacity to renewable energy sources. Additionally, certified renewable energy generators earn certificates for every megawatt hour of electricity they produce and can sell these along with their electricity to their customers. In the past, these standards have spurred growth in the renewable energy industry and demand for renewable energy infrastructure construction services. However, revenue from renewable energy projects in the past have been, and in the future are expected to continue to be, highly volatile. Currently, almost 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards or goals. Elimination of, or changes to, existing renewable portfolio standards or similar environmental policies may negatively affect demand for our services. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless connection to the grid to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available, particularly during periods of tight credit markets. These factors could result in fewer renewable energy projects than anticipated or a delay in the timing of construction of these projects and the related infrastructure, which would negatively affect demand for our services.
Our failure to comply with the regulations of OSHA, the U.S. DOT and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.
The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future, including, in extreme cases, criminal sanctions.
While we have invested, and will continue to invest, substantial resources in occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability. Although we have taken what we believe to be appropriate precautions, we have had employee injuries and fatalities in the past and may suffer additional injuries or fatalities in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations. We have, from time to time, received notice from the DOT that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we were not able to successfully resolve such issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.
Many of our customers are highly regulated and new regulations or changes in existing regulations may adversely impact demand for our services and/or the profitability of those services. In addition, the adoption of any future federal, state, or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on growth in oil and gas related infrastructure development.
Many of our communications customers are regulated by the FCC, and our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”). In addition, our utility customers are regulated by state public utility commissions. These agencies could change the way in which they interpret the application of current regulations and/or may impose additional regulations. Interpretative changes or new regulations having an adverse effect on our customers and the profitability of the services they provide could reduce demand for our services, which could adversely affect our results of operations, cash flows and liquidity.
Additionally, various federal, state, local, or foreign legislative and regulatory initiatives have been undertaken, which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. These regulations, and any future restrictions which might be adopted, could lead to operational delays and increased operating costs for our customers in the oil and gas industry that could result in reduced capital spending.  The Company could also be negatively impacted by delays and/or cancellations of future oil and gas infrastructure projects.
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
Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, polychlorinated biphenyls (“PCBs”), fuel storage and air quality. Certain of our current and historical construction operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. Additionally, some of our contracts require that we assume the environmental risk of site conditions and require that we indemnify our customers for any damages, including environmental damages, incurred in connection with our projects. We may be subject to claims under various environmental laws and regulations, federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean up of soil, surface water, groundwater, and other media under laws such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us, and contaminated sites that have always been owned or operated by third parties. Liability may be imposed without regard to fault and may be strict and joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and may be unable to obtain reimbursement from the parties causing the contamination.
Our inability to enforce non-competition agreements with former principals and key management of the businesses we acquire may adversely affect our operating results, cash flows and liquidity.
In connection with our acquisitions, we generally require that key management and former principals of the businesses we acquire enter into non-competition agreements in our favor. Enforceability of these non-competition agreements varies from state to state, and state courts will generally examine all of the facts and circumstances at the time a party seeks to enforce a non-competition agreement; consequently, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement. If one or more former principals or members of key management of the businesses we acquire leave and the courts refuse to enforce the non-competition agreement entered into by such person or persons, we might be subject to increased competition, which could materially and adversely affect our operating results, cash flows and liquidity.
We may incur goodwill impairment charges, which could harm our profitability.
When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including anticipated future liabilities, over the fair value of the acquired net assets of that business. As a result of our acquisitions, we have $1.3 billion of goodwill and identifiable intangible assets recorded as of December 31, 2014. We expect to continue to record additions to goodwill in future periods in connection with completed acquisitions, including goodwill resulting from future earn-out payments for acquisitions that closed prior to January 1, 2009, in accordance with U.S. GAAP for such acquisitions. We periodically review the carrying values of our goodwill and indefinite-lived intangible assets to determine whether such carrying values exceed their fair market values. We may incur impairment charges related to goodwill or indefinite-lived intangible assets in connection with any of our acquisitions in the future if the markets they serve or their businesses deteriorate.
Our business is subject to physical hazards that could result in substantial liabilities and weaken our financial condition.
Construction projects undertaken by us expose our employees to electrical lines, pipelines carrying potentially explosive or toxic materials, heavy equipment, mechanical failures, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These hazards can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services. In addition, if serious accidents or fatalities occur, or our safety records were to deteriorate, we may be restricted from bidding on certain work and obtaining other new contracts and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and rating bureaus. The occurrence of accidents in our business could result in significant liabilities, employee turnover, increase the costs of our projects, or harm our ability to perform under our contracts or enter into new contracts with customers, which could materially adversely affect our revenue, profitability and liquidity.
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
We have made, and in the future may continue to make strategic acquisitions and investments. However, we may not be able to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required consent of our lenders and therefore may not be able to complete such acquisitions or strategic investments. We may pay for acquisitions or strategic investments with our common stock or with convertible securities, which may dilute the ownership interests of our common shareholders, or we may decide to pursue acquisitions with which our investors may not agree. In connection with most of our acquisitions, we have agreed to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations, financial reporting and accounting control systems into our business;

•
the expense of integrating acquired businesses including, for example, our recent acquisition of WesTower Communications Inc. (“WesTower”), which resulted in acquisition integration costs in 2014 and is expected to result in additional integration costs in 2015;

•	increased indebtedness and contingent earn-out obligations;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s attention; and

•	the ability to retain or hire qualified personnel required for expanded operations.
In addition, acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnification granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with businesses or properties we assume upon consummation of an acquisition. We may learn additional information about our acquired businesses that could materially adversely affect us, such as unknown or contingent liabilities, unprofitable projects and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect our results of operations, cash flows and liquidity. Borrowings or issuances of convertible debt associated with these acquisitions may also result in higher levels of indebtedness which could impact our ability to service our debt within the scheduled repayment terms.
We may incur restructuring charges, which could reduce our profitability.
From time to time, we review our operations in an effort to improve profitability. In the past, we have, and in the future, could incur charges as a result of eliminating service offerings that no longer fit into our business plan, charges associated with the integration of acquired businesses, reducing or eliminating services or operations that do not produce adequate revenue or margins, reducing costs of reporting units that need margin improvements, or as a result of identification of business opportunities that utilize our existing human and physical resources. Any charges related to restructuring or impairment would be reflected as operating expenses and could materially reduce our profitability and liquidity.
We rely on information, communications and data systems in our operations. Systems and information technology interruption and breaches in data security could adversely impact our ability to operate and our operating results.
We are heavily reliant on computer, information and communications technology and related systems in order to operate. From time to time, we experience system interruptions and delays. Our operations could be interrupted or delayed or our data security could be breached if we are unable to add software and hardware, effectively maintain and upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, computer viruses, acts of war or terrorism, physical or electronic break-ins and similar events or disruptions, including breaches by computer hackers and cyber-terrorists. Any of these or other events could cause system interruption, delays and/or loss of critical data including private data, could delay or prevent operations including the processing of transactions and reporting of financial results, loss of data, processing inefficiency, downtime, or could result in the unintentional disclosure of customer or our information and could adversely affect our operating results. Similar risks may affect our customers and vendors, indirectly affecting us. While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect our financial condition and operating results.
Many of our contracts do not obligate our customers to undertake any infrastructure projects or other work with us.
Approximately half of our revenue is derived from multi-year master service agreements and other service agreements. Under our multi-year master service agreements and other service agreements, we contract to provide customers with individual project services through work orders within defined geographic areas on a fixed fee basis. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. A significant decline in the projects customers assign us under these service agreements could negatively affect our results of operations, cash flows and liquidity.
Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and therefore is an uncertain indicator of future operating results.
A significant portion of our 18-month backlog as of December 31, 2014 was composed of master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed on long-term installation/construction fixed price agreements. These backlog amounts are based on our estimates and therefore may not result in actual receipt of revenue in the originally anticipated period, or at all. In addition, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, other project deferrals or delays, scope adjustments, external market factors and economic factors beyond our control. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected. Accordingly, our backlog as of any particular date is an uncertain indicator of future earnings.
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
Our participation in multi-employer pension plans may subject us to liabilities that could materially and adversely affect our liquidity, cash flows and results of operations.
Substantially all of our union and collective bargaining agreements require us to participate with other companies in multi-employer pension plans. To the extent that U.S.-registered plans are underfunded defined benefit plans, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 (“ERISA”), may subject us to substantial liabilities if we withdraw from such multi-employer plans or if they are terminated. Under current law pertaining to employers who are contributors to U.S.-registered multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. These liabilities include an allocable share of the unfunded vested benefits of the plan for all plan participants, not only for benefits payable to participants of the contributing employer. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if the other participating employers cease to contribute to, or withdraw from, the plan. The allocable portion of liability to participating employers could be more disproportionate if employers that have withdrawn from the plan are insolvent, or if they otherwise fail to pay their proportionate share of the withdrawal liability. We currently contribute, and in the past have contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. While we do not currently have plans to withdraw from, and are not aware of related liabilities associated with these plans, there can be no assurance that we will not be assessed liabilities in the future. The Pension Protection Act of 2006 (“PPA”) added funding rules to U.S.-registered plans classified as “endangered,” “seriously endangered,” or “critical” status. The PPA requires that underfunded pension plans improve their funding ratios within prescribed intervals based on their level of underfunding. If plans are in critical status, benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (“IRS”) may impose on the employers contributing to such a plan a nondeductible excise tax of 5% of the amount of the accumulated funding deficiency.
Based upon the information available to us from plan administrators as of December 31, 2014, several of the multi-employer pension plans in which we participate are underfunded and, as a result, the Company could be required to increase its contributions. We have also been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future, which could materially and adversely affect our liquidity, cash flows and results of operations. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts are based on future levels of work employees of the union covered by these plans, investment returns and the level of underfunding of such plans.
In November 2014, we, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily terminated our participation in several defined benefit multi-employer pension plans for which there was no withdrawal liability assessed as of the date we terminated our participation. Although we do not believe we have any material liability associated with our termination of participation, there can be no assurance that these plans, which were in critical status as of the date we terminated our participation, will not assess penalties in the future. Additionally, in November 2011, we, along with other members of the PLCA, voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, we established a withdrawal liability reserve of $6.4 million based on an estimate provided by the Central States administrator as of the date of withdrawal. We withdrew from Central States in order to mitigate our liability in connection with the plan, which is in critical status. The plan, however, has asserted that the PLCA members did not effectively withdraw in 2011 and are responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States demanded from us approximately $11 million in withdrawal liability, which included 2011 contribution amounts. We are vigorously opposing this demand because we believe that we legally and effectively withdrew from Central States on November 15, 2011. If Central States were to prevail in its assertion that we withdrew after that date, then the initial amount of our withdrawal liability could increase to approximately $11 million. In addition, if Central States or other plans from which we have withdrawn were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three-year period commencing with the beginning of the calendar year during which the Company effectively withdrew from the plan, we could have additional liability. Given the uncertain nature of these factors, the ultimate withdrawal liability can only be estimated. Withdrawal liabilities, requirements to pay increased contributions, and/or excise taxes in connection with any of the multi-employer pension plans in which we participate could negatively impact our cash flows, liquidity and results of operations.
Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.
In preparing our consolidated financial statements in conformity with U.S. GAAP, management makes a number of estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Key estimates include: the recognition of revenue and project profit or loss (which we define as project revenue less project costs of revenue, including depreciation) in particular, on long-term construction contracts or other projects accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of contract price adjustments that are probable; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, investments in cost and equity method investees; asset lives used in computing depreciation and amortization; accrued self-insured claims; share-based compensation; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity. See Note 2 - Independent Investigation of the Audit Committee and Related Restatements in the notes to the audited consolidated financial statements, which is incorporated by reference.
We may have additional tax liabilities associated with our domestic and international operations.
We are subject to income taxes in the United States and certain foreign jurisdictions. Management must exercise significant judgment in determining our provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. Tax laws may be changed or clarified and such changes may adversely affect our tax provisions. We are audited by various U.S. and foreign tax authorities and in the ordinary course of our business there are many transactions and calculations for which the ultimate tax determination may be uncertain. Although we believe that our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different from that which is reflected in our financial statements.
We are self-insured against many potential liabilities.
We are effectively self-insured for substantially all claims because most claims against us do not exceed the deductibles under our insurance policies. We actuarially determine any liabilities for unpaid claims and associated expenses, including losses incurred but not reported, and reflect the present value of those liabilities in our balance sheet as other current and other long-term liabilities, as appropriate. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If our insurance claims increase or if costs exceed our estimates of insurance liabilities, we could experience a decline in profitability and liquidity.
Warranty claims resulting from our services could have a material adverse effect on our business.
We generally warrant the work we perform for a one to two-year period following substantial completion of a project, subject to further extensions of the warranty period following repairs or replacements. We have not historically accrued reserves for potential warranty claims as they have been immaterial, but such claims could potentially increase. While we generally require that the materials suppliers provide us have warranties that are consistent with those we provide to our customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.
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
The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:

•	buying back shares in excess of specified amounts;

•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	paying cash dividends;

•	creating certain liens against our assets;

•	prepaying subordinated indebtedness;

•	engaging in certain mergers or combinations;

•	failing to satisfy certain financial tests; and

•	engaging in transactions that would result in a “change of control” (as defined in the credit facility and the indenture governing our senior notes).
Our credit facility requires that we comply with a consolidated leverage ratio and a consolidated interest coverage ratio. Should we be unable to comply with the terms and covenants of our credit facility, we would be required to obtain consents from our bank group, further modify the credit facility or secure another source of financing to continue to operate our business, neither of which may be available to us on reasonable terms or at all. A default could also result in the acceleration of our obligations under the credit facility or under the indentures relating to our senior notes. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and, to the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may materially decrease our profitability, cash flows and liquidity.
We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds may reduce our availability under our credit facility.
Some of our contracts require performance and payment bonds. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds, which would reduce availability under our credit facility. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that would require bonding.
We may incur additional healthcare costs arising from federal healthcare reform legislation.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs, although we do not expect any material short-term impact on our financial results as a result of the legislation. We are continuing to assess the extent of any long-term impact from the legislation.
Risks Related to Our Company and Our Common Stock
There may be future sales of our common stock or other dilution of our equity, which may adversely affect the market price of our common stock. In connection with certain completed acquisitions, we have issued shares of our common stock, and we additionally have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations. We may agree to issue additional securities in connection with other future acquisition or financing transactions, which, if issued, would dilute your share ownership and could lead to volatility in our common stock price.
We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of paying cash for certain earn-out obligations. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145,000,000 shares of common stock, of which 84,738,644 shares were outstanding as of December 31, 2014.
We are not restricted from issuing additional common stock. The issuance of additional shares of our common stock in connection with future acquisitions, convertible securities or other issuances of our common stock, including restricted stock awards, restricted stock units and/or options, or otherwise, will dilute the ownership interest of our common shareholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. Additionally, during the fourth quarter of 2014, our Board of Directors authorized a $100 million share repurchase program, under which we repurchased a total of 5.2 million shares of our common stock in the first of half of 2015, for an aggregate purchase price of $100 million, which completed the share repurchase program. We cannot predict the impact of such repurchases on the market price of our common stock.
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

•
our failure to comply with the financial and other restrictive covenants contained in our debt agreements, which could trigger events of default that result in all of our debt becoming immediately due and payable;

•
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or strategic investments and other general corporate requirements, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to increased interest expense related to our indebtedness with variable interest rates, including borrowings under our credit facility;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•	preventing us from paying dividends.
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
The market price of our common stock on the New York Stock Exchange has been volatile in recent years. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including:

•	announcements of fluctuations in our operating results or the operating results of one of our competitors;

•	market conditions in our customers' industries;

•	capital spending plans of our significant customers;

•	global and domestic energy prices;

•	announcements by us or one of our competitors of new or terminated customers or new, amended or terminated contracts;

•	announcements of acquisitions by us or one of our competitors;

•	changes in recommendations or earnings estimates by securities analysts; and

•	future sales of our common stock or other securities, including any shares issued in connection with business acquisitions or earn-out obligations for any past or future acquisitions.
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
Jorge Mas, our Chairman, José R. Mas, our Chief Executive Officer, and other members of the Mas family employed by MasTec, beneficially owned approximately 18.4% of the outstanding shares of our common stock as of December 31, 2014. Accordingly, they are in a position to influence:

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
Our corporate headquarters, located in Coral Gables, Florida, is a leased facility approximating 37,000 square feet. As of December 31, 2014, our operations were conducted from approximately 460 locations, primarily within the United States and Canada, and, to a lesser extent, Mexico and in other countries in Latin America. None of these facilities is material to our operations because most of our services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where we currently conduct business. We also own property and equipment that had a net book value of approximately $623 million as of December 31, 2014. This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, forklifts, backhoes, sidebooms, bulldozers, excavators, trenchers, graders, loaders, scrapers, drilling machines, directional boring machines, digger derricks, pile drivers, cranes, computers, computer software, office and building equipment, including furniture and fixtures and other equipment. Substantially all of our equipment is acquired from third-party vendors, upon none of which we depend, and we did not experience any difficulties in obtaining desired equipment in 2014.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 17 – Commitments and Contingencies in the notes to the audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K is incorporated by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the symbol “MTZ.” The following table sets forth the high and low sale prices of our common stock for the quarters indicated, as reported by the New York Stock Exchange.

	For the Years Ended December 31,
	2014		2013
	High	Low	High	Low
First Quarter	$44.03	$32.27	$31.47	$25.11
Second Quarter	$44.80	$27.96	$33.97	$26.27
Third Quarter	$32.10	$26.38	$35.31	$28.88
Fourth Quarter	$30.70	$18.14	$34.17	$29.76

Holders. As of July 27, 2015, there were 6,799 shareholders of record of our common stock.
Dividends. We have never paid cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our credit agreements prohibit us from paying cash dividends or making other distributions of our common stock without prior consent of the lender. The indenture governing our senior notes also contains covenants that restrict our ability to make certain payments including the payment of dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities. During the fourth quarter of 2014, our Board of Directors authorized the repurchase of up to $100 million of our common stock under a share repurchase program. Under the share repurchase program, shares may be repurchased from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. The timing and amount of any repurchases will be based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The share repurchase program may be modified or suspended at any time at our discretion. Share repurchases will be funded with available cash or with availability under our credit facility. No shares had been repurchased under this program as of December 31, 2014. We repurchased an aggregate of 5.2 million shares for $100 million as of April 2015, which completed the program. See Note 14 - Equity in the notes to the audited consolidated financial statements, which is incorporated by reference.
The following table provides information about repurchases of our common stock during the three month period ended December 31, 2014:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

October 1 through October 31	—		$—	—	$—
November 1 through November 30	1,150	(a)	$25.13	—	$—
December 1 through December 31	—		$—	—	$100,000,000	(b)
Total	1,150			—

(a)	Reflects shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs.

(b)	Represents the aggregate dollar amount of shares that may be repurchased under the share repurchase program authorized by our Board of Directors in the fourth quarter of 2014.
Performance Graph
The performance graph below compares the cumulative total returns for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (“S&P 500”), and with that of our peer group, composed of Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Willbros Group and Jacobs Engineering Group Inc.. We added Jacobs Engineering Group Inc. to, and removed Pike Electric, Inc. from, our peer group comparison beginning in 2014. We determined that Jacobs Engineering Group Inc. should be included in our peer group index in order to enhance comparability. Pike Electric, Inc. was removed from our peer group as it has become a privately held company. The graph assumes an investment of $100 in our common stock and in each of the respective indices for the period from December 31, 2009 to December 31, 2014. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index,
Old Peer Group and New Peer Group
*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

As of December 31,	2009	2010	2011	2012	2013	2014
MasTec, Inc.	$100.00	$116.72	$138.96	$199.44	$261.76	$180.88
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Old Peer Group	$100.00	$97.34	$101.28	$124.21	$148.67	$139.48
New Peer Group	$100.00	$108.42	$104.25	$119.04	$156.79	$129.52

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read together with our audited consolidated financial statements and notes thereto, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our consolidated results of operations are not necessarily comparable from period to period due to the impact of acquisitions and disposals. In addition, our 2014 results include $5.3 million of integration costs from our acquisition of WesTower Communications Inc. (“WesTower”), our 2013 results include a $5.6 million loss on extinguishment of debt and $2.8 million of legal settlement charges, our 2012 results include a $9.6 million legal settlement charge, and our 2011 results include a $29.0 million gain on remeasurement of our equity investment in EC Source Services LLC (“EC Source”) and a $6.4 million multi-employer pension plan withdrawal charge.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share amounts)
Statement of Operations Data
Revenue	$4,611.8	$4,324.8	$3,726.8	$2,831.3	$2,143.0
Costs of revenue, excluding depreciation and amortization	$3,978.0	$3,682.4	$3,239.2	$2,459.7	$1,829.5

Net income from continuing operations	$122.0	$147.7	$116.6	$97.5	$66.1
Net (loss) income from discontinued operations	$(6.5)	$(6.5)	$(9.2)	$8.5	$24.3
Net income	$115.5	$141.2	$107.4	$106.0	$90.4
Net (loss) income attributable to non-controlling interests	(0.4)	$0.3	$0.0	$0.0	$(0.1)
Net income attributable to MasTec, Inc.	$115.9	$140.9	$107.4	$106.0	$90.5

Basic earnings per share from continuing operations	$1.53	$1.92	$1.49	$1.19	$0.87
Diluted earnings per share from continuing operations	$1.42	$1.74	$1.42	$1.13	$0.78

Basic (loss) earnings per share from discontinued operations	$(0.08)	$(0.09)	$(0.12)	$0.10	$0.32
Diluted (loss) earnings per share from discontinued operations	$(0.07)	$(0.08)	$(0.11)	$0.10	$0.27

	As of December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance Sheet Data
Working capital	$550.9	$477.8	$335.5	$236.3	$235.1
Property and equipment, net	$623.1	$488.1	$348.9	$263.0	$176.5
Total assets	$3,564.0	$2,923.2	$2,416.3	$2,094.7	$1,655.8
Total debt	$1,134.8	$816.8	$598.9	$494.7	$412.2
Total equity	$1,148.1	$1,021.1	$861.9	$811.2	$653.2

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business
See Item 1. “Business,” which is incorporated by reference, for discussion pertaining to our business and reportable segments. In connection with our diversification and expansion strategy, we have acquired several businesses in recent years. For additional information pertaining to our recent acquisitions, see Note 4 - Acquisitions in the notes to the audited consolidated financial statements, which is incorporated by reference.

2014 Acquisitions. Effective October 1, 2014, we acquired WesTower, a telecommunications services firm focusing on construction and maintenance of communications infrastructure related to wireless networks throughout the United States. We expect WesTower to expand our geographical presence, market penetration and skilled employee base within our existing wireless operations. Effective June 1, 2014, we acquired Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”), a western Canadian civil construction services company, headquartered in Calgary, Alberta, Canada. Pacer, a leading contractor in the Canadian oil sands market, provides infrastructure construction services primarily in support of oil and gas production, processing, mining and transportation, and is expected to enhance our ability to develop energy infrastructure in western Canada. Additionally, effective April 1, 2014, we acquired 100% of a telecommunications services firm specializing in the installation of in-home security systems, and effective January 1, 2014, we acquired 100% of a telecommunications services firm specializing in the engineering, installation, furnishing and integration of telecommunications equipment.

Prior Year Acquisitions. During the second quarter of 2013, we acquired Big Country Energy Services, Inc. and its affiliated operating companies (collectively, “Big Country”), a North American oil and gas pipeline and facility construction services company, headquartered in Calgary, Alberta, Canada. Also in 2013, we acquired (i) a former subcontractor to our wireless business that provides self-perform communications tower construction, installation, maintenance and other services and (ii) an electrical transmission services company that focuses primarily on substation construction activities. In 2012, we acquired Bottom Line Services, LLC (“BLS”), a natural gas and petroleum pipeline infrastructure services company that performs services including pipeline and facilities construction, painting and maintenance services, primarily in eastern Texas. Also in 2012, we acquired (i) a former subcontractor to our oil and gas business that provides self-perform clearing and trenching services for natural gas and petroleum pipeline infrastructure construction, and (ii) a former subcontractor to our wireless business that provides self-perform communications tower construction, installation, maintenance and other services.

Dispositions. In 2013, we sold all of our membership interests in Globetec Construction, LLC (“Globetec”) and in 2012, we consummated the sale of DirectStar TV, LLC and its subsidiaries (“DirectStar”). See Note 5 – Discontinued Operations in the notes to the audited consolidated financial statements, which is incorporated by reference, for information pertaining to our discontinued operations.
Economic, Industry and Market Factors
We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to rationalization of our customers’ capital and maintenance budgets in certain end-markets. Fluctuations in market prices for oil, gas and other fuel sources can affect demand for our services, in particular, pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industry, particularly when work is deferred, can result, and in recent years, has resulted, in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Fluctuations in market prices for oil, gas and other energy sources can affect demand for our services, in particular, pipeline and power generation construction services. Other market and industry factors, such as (i) changes to our customers’ capital spending plans; (ii) mergers and acquisitions among the customers that we serve, such as the July 2015 acquisition of DIRECTV® by AT&T; (iii) access to capital for customers in the industries we serve; (iv) changes in technology, tax and other incentives; (v) renewable energy portfolio standards; and (vi) new or changing regulatory requirements affecting the industries we serve, can also affect demand for our services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows and we may be unable to fully mitigate or take advantage of changes in these factors.
Impact of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, in particular for large non-recurring projects and holidays. Typically, our revenue is lowest in the first quarter of the year because cold, snowy or wet conditions cause project delays. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year, as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by unusual weather patterns, such as excessive rainfall or warm winter weather, making it difficult to predict quarterly revenue and margin variations.

Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given period, even if not in total. In addition, revenue from master service agreements, while generally predictable, can be subject to volatility. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic and market conditions; regulatory or environmental influences; and acquisitions, dispositions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.
Understanding our Operating Results
Revenue
We provide engineering, building, installation, maintenance and upgrade services to our customers. We derive revenue from projects performed under master and other service agreements as well as from fixed price contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. See Item 1. “Business” for discussion of our business and revenue-generating activities and see “Comparison of Fiscal Year Results” below for details of revenue by reportable segment.
Costs of Revenue, Excluding Depreciation and Amortization
Costs of revenue, excluding depreciation and amortization, consists principally of salaries, employee incentives and benefits, subcontracted services, equipment rentals and repairs, fuel and other equipment expenses, material costs, parts and supplies, insurance and facilities expenses. Project margins are calculated by subtracting a project’s costs of revenue, excluding depreciation and amortization, from project revenue. Project profitability and corresponding project margins will be reduced if actual costs to complete a project exceed our estimates on fixed price and installation/construction service agreements. Estimated losses on contracts are recognized immediately when estimated costs to complete a project exceed the remaining revenue to be received over the remainder of the contract. Factors impacting our costs of revenue, excluding depreciation and amortization, include:

Revenue Mix. The mix of revenue derived from the projects we perform impacts overall project margins, as margin opportunities can vary by project. For example, installation work is often performed on a fixed price basis, and has a higher level of margin risk than maintenance or upgrade work, which is often performed under pre-established or time and materials pricing arrangements, and may vary from project to project. As a result, changes in project mix between installation work and maintenance or upgrade services can impact our project margins in a given period. Additionally, the mix of project revenue for customers in the communications versus utility and power generation industries can also have an impact on overall project margins, as project margins can vary by industry and over time.

Seasonality, Weather and Geographic Mix. Seasonal patterns can have a significant impact on project margins. Generally, business is slower at the beginning of the year. Adverse or favorable weather conditions can impact project margins in a given period. For example, extended periods of rain or snowfall can negatively impact revenue and project margins as a result of reduced productivity from projects being delayed or temporarily halted. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which can favorably impact project margins. In addition, the mix of business conducted in different geographic areas can affect project margins due to the particular characteristics associated with the physical locations where the work is being performed, such as mountainous or rocky terrain versus open terrain. Site conditions, including unforeseen underground conditions, can also impact project margins.

Performance Risk. Overall project margins may fluctuate due to work volume, project pricing, job productivity and crew productivity. Job productivity can be impacted by quality of the work crew and equipment, availability of skilled labor, environmental or regulatory factors, customer decisions and crew productivity. Crew productivity can be influenced by weather conditions and job terrain, such as whether project work is in a right of way that is open or one that is obstructed (either by physical obstructions or legal encumbrances).

Subcontracted Resources. Our use of subcontracted resources in a given period is dependent upon activity levels and the amount and location of existing in-house resources and capacity. Project margins on subcontracted work can vary from project margins on self-perform work. As a result, changes in the mix of subcontracted resources versus self-perform work can impact our overall project margins.

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
General and Administrative Expense
General and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits and risk, legal, facilities, information services and executive personnel. General and administrative expenses also include non-cash stock based compensation expenses, outside professional and accounting fees, acquisition costs, including those related to acquisition integration, expenses associated with information technology used in administration of the business and various forms of insurance.
Interest Expense, Net
Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs and other interest expense, offset by interest earned on cash and fixed income investments.
Other (Income) Expense, Net
Other (income) expense, net, consists primarily of gains or losses from sales of assets and investments, certain legal settlements, income or expense from equity method investments and gains or losses from changes to estimated earn-out accruals.
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:

•	revenue and profitability on an overall basis, by reportable segment and for selected projects;

•	revenue by customer and by contract type;

•
costs of revenue, excluding depreciation and amortization; general and administrative expenses; depreciation and amortization; other expenses or income; interest expense, net; and provision for income taxes;

•
earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, which is EBITDA excluding non-cash stock-based compensation expense, acquisition integration costs, legal settlement charges and losses on debt extinguishment. See discussion of non-U.S. GAAP financial measures following the “Comparison of Fiscal Year Results” below;

•	days sales outstanding, net of billings in excess of costs and earnings; and days payable outstanding;

•	interest and debt service coverage ratios; and

•	liquidity and cash flows.
Management’s analysis of this information includes detailed discussions of proposed investments in new business opportunities or property and equipment, acquisition integration efforts and cost reduction efforts. Measuring these key performance indicators is an important tool used by management to make informed and timely operational decisions, which we believe can help us improve our performance.

Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference, for discussion of our significant accounting policies.
We believe that our accounting estimates pertaining to: revenue and cost recognition for percentage-of-completion projects, including related project profit or loss, which we define as project revenue less project costs of revenue, including depreciation; allowances for doubtful accounts; fair value estimates in connection with business acquisitions, in particular, estimated values of net assets acquired and estimated liabilities for future earn-out obligations; valuations of goodwill and indefinite-lived intangible assets; income taxes; self-insurance liabilities; and litigation and other contingencies are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management.
Revenue Recognition for Percentage-of-Completion Projects
Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and final contract settlements are factors that influence our assessment of total contract value and total estimated costs to complete those contracts and, therefore, our profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect our results of operations in the period in which such changes are recognized. For the year ended December 31, 2014, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2013. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are generally completed within one year.
We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. We treat project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or we defer the cost and/or recognize revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2014, we had approximately $87 million of change orders and/or claims that had been included in contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings or billed accounts receivable, as appropriate, represent management’s best estimate of contract revenue that has been or will be earned and that we believe is probable of collection. For the year ended December 31, 2014, revenue related to unapproved change orders totaled $29 million, for which a significant portion of the related change orders were in the process of resolution or had subsequently been resolved. As of December 31, 2014, outstanding change orders were primarily derived from contracts in the Electrical Transmission segment. We actively engage in substantive meetings with these customers to complete the final approval process, and expect these processes to be completed within one year. The amounts ultimately realized upon final acceptance by our customers could be higher or lower than such estimated amounts.
Allowance for Doubtful Accounts
We regularly analyze the collectibility of accounts receivable and the adequacy of our allowance for doubtful accounts based on the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and current economic trends. Estimates of collectibility are subject to significant change during times of economic weakness or uncertainty in either the overall economy or within the industries served by us. If estimates of the collectibility of accounts receivable change, or should customers experience unanticipated financial difficulties, or if anticipated recoveries in existing bankruptcies or other work-out situations fail to materialize, additional reserves may be required, which could materially affect our results of operations in a given period. As of December 31, 2014, other than matters subject to litigation as discussed in Note 17 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference, we did not have material amounts receivable that we believed were subject to significant uncertainty of collection or from customers experiencing financial difficulty.
Valuation of Net Assets Acquired and Estimated Future Earn-Out Obligations in Business Combinations
The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and related identifiable tangible and intangible assets. Fair values are calculated using expected cash flows and industry-standard valuation techniques. Changes in the estimated fair values of the net assets acquired or of the expected future earn-out obligations subsequent to the measurement period are recorded as other income or expense in the period in which that expectation is considered probable. Significant changes in the assumptions or estimates used in the underlying valuations, such as changes in the expected profitability or cash flows of an acquired business could materially affect our operating results in the period such changes are recognized.
Valuation of Goodwill and Indefinite-Lived Intangible Assets
We have goodwill and certain indefinite-lived intangible assets that have been recorded in connection with our acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. We perform our annual impairment reviews of goodwill and indefinite-lived intangible assets during the fourth quarter of each year. Goodwill is required to be tested for impairment at the operating segment level or one level below the operating segment level, which is referred to as a component. For each operating segment other than our Electrical Transmission operating segment, each of our reporting units comprises one component. Following is a summary of goodwill and indefinite-lived intangible assets by segment as of December 31, 2014:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total
Goodwill (in millions)	$417.7	$397.3	$149.9	$117.6	$1,082.5
Percentage of total	38.6%	36.7%	13.8%	10.9%	100.0%
Indefinite-lived intangible assets (in millions)	$0.4	$61.9	$31.3	$34.5	$128.1
Percentage of total	0.3%	48.3%	24.4%	26.9%	100.0%
For the year ended December 31, 2014, we performed a qualitative assessment for our goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows. For businesses acquired in 2014, there were no significant changes in forecast assumptions between the initial valuation date and the annual impairment test. As a result, the estimated fair values of the respective reporting units and indefinite-lived intangible assets were determined to equal their carrying values as of the date of the annual impairment test. Based on the qualitative assessments, additional testing was performed for two reporting units, one within our Communications operating segment and the other within our Power Generation and Industrial operating segment. We performed additional testing for an indefinite-lived intangible asset in our Power Generation and Industrial segment as well.
For the reporting units for which additional testing was required, we performed a two-step quantitative goodwill impairment test. We estimated their respective fair values using a discounted cash flow methodology incorporating Level 3 fair value assumptions, including: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. We applied a discounted cash flow technique with an average terminal value equal to 5.5 times normalized year five EBITDA, which is defined as earnings from continuing operations before interest, taxes, depreciation and amortization. The estimated discount rate is our average cost of capital at the time of the analysis, taking into consideration risks inherent within each reporting unit individually, which is greater than the risk inherent in the Company as a whole. The discount rate was estimated to range from 9.25% to 10.5% per annum. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of our reporting units and within our industry. The estimated fair values of the two reporting units discussed above were determined to substantially exceed their carrying values for the year ended December 31, 2014. A 100 basis point change in the discount rate would not have had a material impact on the results of these impairment tests as of the date the testing was performed.

For the indefinite-lived intangible asset in the Power Generation and Industrial segment for which additional testing was performed, we estimated its fair value using the relief-from-royalty method, which incorporated royalty savings over the estimated life of the intangible asset and a terminal value capitalization rate based on the discount rate and estimated long-term growth rate. The discount rate was estimated to be 10.5%. The estimated fair value of this indefinite-lived intangible asset was determined to exceed its carrying value by just over 10%. Should our expectations prove to be incorrect, in particular, with respect to the discount rate, it could lead to an impairment of this asset.
Subsequent to our fourth quarter 2014 impairment test, due to a significant decline in oil prices, we performed additional impairment testing for the goodwill and indefinite-lived intangible assets of our Oil and Gas segment. For two of this operating segment’s reporting units, we performed a two-step quantitative goodwill impairment test, as described above. Significant assumptions included an average terminal value equal to 5.5 times normalized year five EBITDA and discount rates ranging from 12% to 13.5%, in addition to forecast timing of, and projected success rates and profitability of, project awards, as well as revenue growth and profitability rates consistent with those achieved historically. The estimated fair values of the subsequently tested reporting units exceeded their carrying values by approximately 15% each. Should our expectations prove to be incorrect due to: (i) further declines in oil prices and/or instability in worldwide energy markets; (ii) unanticipated delays in project awards, including unplanned project cancellations, or (iii) an increase in interest rates, our estimates of future earnings, cash flows and the estimated fair values of these reporting units would be negatively impacted, which could lead to an impairment of goodwill. We monitor goodwill and indefinite-lived intangible assets for potential impairment triggers on a quarterly basis.
For the indefinite-lived intangible asset of our Oil and Gas segment, we estimated its fair value using a cost methodology, incorporating an estimate of the opportunity cost associated with its loss based on a three-year discounted cash flow methodology. This impairment test incorporated Level 3 fair value assumptions consistent with those discussed above, no terminal value and an estimated discount rate of 13.5%. Based on the subsequent impairment test, the estimated fair value of this indefinite-lived intangible asset was determined to substantially exceed its carrying value.

As of December 31, 2014, we believe that the recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, there can be no assurance that goodwill and indefinite-lived intangible assets will not be impaired in future periods. Significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in impairment charges and materially affect our operating results.
Income Taxes
Our provision for income taxes uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that can impact our annual effective tax rate include our assessment of certain tax matters, the location and amount of taxable earnings and changes in certain non-deductible expenses and expected credits. Although we believe our provision for income taxes is correct and the related assumptions are reasonable, the final outcome of tax matters could be materially different from what we currently anticipate, which could result in significant costs or benefits to us. As of December 31, 2014, we have not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings, which generally become subject to U.S. taxation upon the remittance of dividends and certain other circumstances, are considered to be insignificant and are intended to be indefinitely reinvested outside the United States. We expect that domestic cash resources will be sufficient to fund our domestic operations and cash commitments in the future.
In September 2013, the U.S. Treasury and IRS issued final Tangible Property Regulations (“TPR”) regarding the deduction and capitalization of expenditures related to tangible property effective for tax years beginning on or after January 1, 2014, which affects the timing for deducting expenditures for tax purposes, and the resulting amounts of income taxes payable or receivable, cash flows from operations, and deferred taxes. The adoption of the TPR is not expected to have a material impact on our consolidated financial statements for the year ended December 31, 2014. We will continue to monitor the impact of any future changes to the TPR.
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
Litigation and Contingencies
Accruals for litigation and contingencies are based on our assessment, including advice of legal counsel, of the expected outcome of litigation proceedings or the expected resolution of contingencies. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. As additional information becomes available, we reassess potential liabilities related to pending claims and litigation and may revise previous estimates, which could materially affect our results of operations in a given period.
2015 Outlook
We expect market opportunities in the following areas:
Wireline/Fiber and Wireless Network Upgrades - we believe investment in wireline/fiber network upgrades will grow in 2015 as major national, regional and rural telecommunications providers and other companies continue to invest in capabilities in these areas, including the deployment of fiber networks of up to 1 Gbps in speed, which could increase demand for our services. We believe that wireless network investment levels may decline slightly in 2015 due to our expectation that a key customer will reduce its capital spending levels as compared with 2014; however, we believe that demand for faster and more robust wireless network services will generate increased demand for our services in the long-term. Accordingly, we expect to continue to expand our capabilities in wireless and wireline/fiber infrastructure construction.
Oil, Natural Gas and Natural Gas Liquids Pipelines - oil markets experienced significant volatility in the form of declining oil prices beginning in the latter part of 2014. We believe this may negatively affect demand for oil and gas infrastructure services in 2015. Nevertheless, we believe that future demand for clean-burning, domestic natural gas will grow in order to reduce U.S. dependence on foreign energy sources from unstable regions of the world. Technological advances in horizontal drilling and hydraulic fracturing, while subject to various federal, state, local, or foreign legislative and regulatory initiatives, have made access to oil and natural gas easier and less expensive, leading to increased drilling in recent years and created additional domestic production. Much of the new oil and gas production is from relatively remote areas such as the Bakken region in North Dakota and the oil sands in Western Canada. In contrast, the largest concentration of refining capacity in North America is on the U.S. Gulf Coast. As a result of this reserve dislocation, significant amounts of oil and gas need to be transported to markets or refining centers, to be utilized or converted into usable fuel. We anticipate these initiatives will provide continued opportunities for our oil and gas gathering, gas compression, liquids pumping, oil and gas treatment, long-haul and midstream oil and gas and other liquids pipeline construction operations.
Additionally, Mexico has recently begun an initiative to import natural gas from the U.S. to replace other, higher priced hydrocarbons that are currently used to fuel its electric power plants. This initiative is expected to drive expanded manufacturing and economic development in northern Mexico along the U.S. border, which, if successful, could generate additional opportunities, not only in pipeline construction, but could also generate opportunities in power generation, electrical transmission and communications infrastructure construction.
Electrical Grid Upgrades - we believe that the nation’s electrical grid will continue to require significant ongoing maintenance, upgrade and expansion to manage capacity and reliability issues. In addition, investment in transmission and substation infrastructure will be required to deliver renewable energy to population and industrial centers with high electrical power demand. We expect continued efforts to modernize and expand the national electrical grid in order to develop a smart grid, and as the economy improves, we believe that reliability issues will generate capital investment to maintain the electrical grid. We also believe that utility companies will continue to utilize outsourced services to support ongoing construction and maintenance activities.
Install-to-the-Home - we believe the continued high number of DIRECTV® subscribers and special or proprietary programming and other in-home technology advances should provide us with the continuing opportunity to provide installation, upgrade and maintenance services for new and existing customers. Leveraging our expertise in home installation and our existing network of technicians, we also provide installation, upgrade and maintenance services for the growing market in home security and automation services, primarily through AT&T Digital Life®, which has expanded in multiple markets throughout the U.S.
Renewable Energy Projects - as anticipated, we saw stronger levels of renewable project activity in 2014 as developers continued work on projects benefiting from the tax incentive provisions of ATRA. We expect continued strong levels of activity in 2015 as developers seek to complete these projects. Our power generation business specializes in the construction of renewable energy infrastructure, including wind farms and solar farms. Regulatory mandates, in addition to federal incentive programs for electricity generation from alternative and renewable sources, which call for expansion of domestic renewable energy sources through tax incentives, cash grants and loan guarantees, drive demand for these services.
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
Our 2015 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Annual Report on Form 10-K.
Comparison of Fiscal Year Results
The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions and the impact of certain other items, which are described more fully in the comparison of results section below.

	For the Years Ended December 31,
	2014		2013		2012
Revenue	$4,611.8	100.0%	$4,324.8	100.0%	$3,726.8	100.0%
Costs of revenue, excluding depreciation and amortization	3,978.0	86.3%	3,682.4	85.1%	3,239.2	86.9%
Depreciation and amortization	154.5	3.3%	140.9	3.3%	92.0	2.5%
General and administrative expenses	238.3	5.2%	215.4	5.0%	157.5	4.2%
Interest expense, net	50.8	1.1%	46.4	1.1%	37.4	1.0%
Loss on extinguishment of debt	—	—	5.6	0.1%	—	—
Other (income) expense, net	(8.2)	(0.2)%	(6.1)	(0.1)%	8.0	0.2%
Income from continuing operations before income taxes	$198.4	4.3%	$240.2	5.6%	$192.7	5.2%
Provision for income taxes	(76.4)	(1.7)%	(92.5)	(2.1)%	(76.1)	(2.0)%
Net income from continuing operations	$122.0	2.6%	$147.7	3.4%	$116.6	3.1%
Net loss from discontinued operations	(6.5)	(0.1)%	(6.5)	(0.1)%	(9.2)	(0.2)%
Net income	$115.5	2.5%	$141.2	3.3%	$107.4	2.9%
Net (loss) income attributable to non-controlling interests	(0.4)	(0.0)%	0.3	0.0%	(0.0)	(0.0)%
Net income attributable to MasTec, Inc.	$115.9	2.5%	$140.9	3.3%	$107.4	2.9%

We review our operating results by reportable segment. See Note 16 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. Management’s review of reportable segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. We calculate EBITDA for segment reporting purposes consistently with our consolidated EBITDA calculation. See the discussion of non-U.S. GAAP financial measures following the comparison of results discussion below. The following table, which has been updated for prior periods to conform to the current period presentation, presents revenue, EBITDA and EBITDA margin by reportable segment for our continuing operations for the periods indicated (dollar amounts in millions):

	For the Years Ended December 31,
	Revenue			EBITDA and EBITDA Margin
Reportable Segment:	2014	2013	2012	2014		2013		2012
Communications	$2,041.0	$1,962.6	$1,772.7	$204.0	10.0%	$247.7	12.6%	$192.0	10.8%
Oil and Gas	1,731.4	1,628.8	959.0	195.1	11.3%	215.9	13.3%	99.4	10.4%
Electrical Transmission	471.9	428.8	312.2	45.0	9.5%	41.2	9.6%	38.7	12.4%
Power Generation and Industrial	357.0	294.3	668.1	14.2	4.0%	(16.3)	(5.5)%	32.0	4.8%
Other	14.7	12.3	16.7	(1.2)	(8.4)%	0.5	3.9%	2.0	11.7%
Eliminations	(4.2)	(2.0)	(1.9)	—	—	—	—	—	—
Corporate	—	—	—	(53.4)	—	(61.4)	—	(42.0)	—
Consolidated Results	$4,611.8	$4,324.8	$3,726.8	$403.7	8.8%	$427.6	9.9%	$322.1	8.6%
The following discussion and analysis of our results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto in Item 8 of this Form 10-K.
Comparison of Years Ended December 31, 2014 and 2013
Revenue. Our revenue was $4,612 million in 2014 as compared with $4,325 million in 2013, an increase of $287 million, or 6.6%. Oil and Gas revenue increased by $103 million, or 6%, Communications revenue increased by $78 million, or 4%, Power Generation and Industrial revenue increased by $63 million, or 21%, and Electrical Transmission revenue increased by $43 million, or 10%. Acquisitions contributed $565 million of the year-over-year increase in revenue, whereas organic revenue declined by $278 million, primarily as a result of lower levels of long-haul pipeline services in our Oil and Gas segment and lower levels of wireless and wireline/fiber services in our Communications segment. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue was $2,041 million in 2014 as compared with $1,963 million in 2013, an increase of approximately $78 million, or 4%. Communications revenue, including acquisitions, increased as a result of growth in wireless and install-to-the-home services. This growth was offset, in part, by a decrease in wireline/fiber revenue due to project timing. Acquisitions contributed $185 million of the year-over-year increase in revenue, whereas organic revenue declined by $107 million versus the prior year.
Oil and Gas Segment. Oil and Gas revenue was $1,731 million in 2014, compared to $1,629 million in 2013, an increase of $103 million, or 6%, driven primarily by midstream pipeline and gas gathering activities, as well as pipeline facility and other project work. These increases were partially offset by lower levels of long-haul pipeline work during the second half of 2014 and the negative effect of fluctuations in foreign currency exchange rates on our Canadian operations due to the strengthening of the U.S. dollar against the Canadian dollar in 2014 as compared to 2013. Acquisitions contributed $358 million of the year-over-year increase in revenue, whereas organic revenue decreased by $256 million versus the prior year as a result of the factors discussed above.
Electrical Transmission Segment. Electrical Transmission revenue was $472 million in 2014, as compared with $429 million in 2013, an increase of $43 million, or 10%. Organic revenue grew by $27 million, or 6%, primarily as a result of project timing. Acquisitions contributed $16 million of the year-over-year increase in revenue.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $357 million in 2014, compared to $294 million in 2013, an increase of $63 million, or 21%. The increase was primarily caused by higher levels of renewable power projects following the renewal of the federal production tax credit for qualified wind facilities in 2013.
Other Segment. Revenue from Other businesses was $15 million in 2014, compared to $12 million in 2013. The increase was primarily related to project revenue from a non-controlled Canadian joint venture acquired in 2014, which is proportionately consolidated, offset, in part, by a decrease in revenue from the completion of a wireless project in our international division.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, were $3,978 million in 2014 as compared with $3,682 million in 2013, an increase of $296 million, or 8.0%, of which approximately $244 million was driven by higher revenue and approximately $51 million of which resulted from decreased productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue, increased by approximately 110 basis points to 86.3% of revenue in 2014 from 85.1% of revenue in 2013. The increase was driven by (i) Communications segment production inefficiencies and increased overhead costs as a result of lower than anticipated levels of wireless and wireline/fiber services, as well as (ii) higher costs in our Oil and Gas segment due to production inefficiencies resulting from lower levels of organic revenue as well as timing of selected project startups.
Depreciation and amortization. Depreciation and amortization was $154 million, or 3.3% of revenue in 2014, as compared with $141 million, or 3.3% of revenue in 2013, an increase of approximately $14 million, or 9.6%. Acquisitions contributed approximately $25 million of the year-over-year increase in depreciation and amortization expense, whereas organic depreciation and amortization expense decreased by $12 million versus the prior year.
General and administrative expense. General and administrative expenses were $238 million, or 5.2% of revenue in 2014, as compared with $215 million, or 5.0% of revenue in 2013, an increase of $23 million, or 10.6%. The increase was largely driven by acquisitions, which contributed approximately

$28 million of year-over-year incremental general and administrative costs, including $5 million of acquisition integration costs incurred in connection with the WesTower acquisition. General and administrative costs, excluding acquisition-related expenses, decreased by $5 million, primarily due to decreases in various administrative costs, including bonus, bad debt expense and information technology costs, offset, in part, by increases in legal costs and non-cash stock-based compensation expense. As a percentage of revenue, general and administrative expenses increased by approximately 20 basis points.
Interest expense, net. Interest expense, net of interest income, was $51 million in 2014, as compared with $46 million in 2013, an increase of $4 million, or 9.3%. The increase was largely attributable to $5 million of incremental interest expense on our senior secured credit facility (the “Credit Facility”) as a result of higher average borrowings in 2014 as compared with 2013. In addition, in March 2013, we issued $400 million aggregate principal amount of 4.875% senior notes, resulting in $2 million of incremental interest expense in 2014 as compared with the prior year. Additionally, higher average outstanding balances on capital lease obligations in 2014 contributed $2 million of incremental interest expense. These increases were offset, in part, by the 2014 maturities of $215 million aggregate principal amount of our senior convertible notes, which resulted in a $5 million decrease in interest expense. We paid approximately $202.3 million in cash in settlement of these notes, which was funded primarily by our Credit Facility. As a percentage of revenue, interest expense was flat at 1.1% of revenue.
Loss on extinguishment of debt. We incurred $6 million of debt extinguishment costs in 2013 in connection with the repurchase and redemption of $150 million aggregate principal amount of our 7.625% senior notes. This amount comprised $4 million of early payment premiums and $2 million of unamortized deferred financing costs.
Other (income) expense, net. Other income, net, was $8 million in 2014, as compared with $6 million in 2013. Gains on sale of equipment were approximately $6 million in 2014 as compared with $7 million in 2013. Other expense in 2013 included a final legal settlement charge of $3 million related to Sintel, a legacy litigation matter. Refer to Note 17 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference. Offsetting amounts in other income in 2014 included $6 million of income from a reduction in the estimated earn-out liability for a 2012 acquisition and $6 million of expense from an increase in the earn-out liability associated with a separate acquisition for which the earn-out period was completed in 2014. See Note 4 - Acquisitions in the notes to the audited consolidated financial statements, which is incorporated by reference.
Provision for income taxes. Income tax expense was $76 million in 2014 as compared with $93 million in 2013, a decrease of approximately $16 million. The decrease was attributable to lower income in 2014 as compared with the prior year.
Loss from discontinued operations. Loss from discontinued operations, net of tax, was $6 million in 2014 as compared with $6 million in 2013. During the third quarter of 2013, we completed the sale of the Globetec operation and recorded estimated losses on disposal and impairment charges of $4 million, net of tax. Operating losses associated with Globetec in 2013 were $2 million, net of tax. During 2014, management determined the contingent assets associated with Globetec were not recoverable and recorded additional losses on disposal of $6 million, net of tax.
Analysis of EBITDA by segment
Communications Segment. EBITDA for our Communications segment was $204 million, or 10.0% of revenue in 2014, compared to $248 million, or 12.6% of revenue in 2013, a decrease of $44 million, or 18%. As a percentage of revenue, EBITDA decreased approximately 260 basis points, or approximately $54 million. The decrease was driven primarily by production inefficiencies and increased overhead costs as a result of lower than anticipated levels of wireless and wireline/fiber services, coupled with acquisition integration costs of $5 million in connection with the WesTower acquisition. Higher revenue contributed $10 million of incremental EBITDA.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $195 million, or 11.3% of revenue in 2014, compared to $216 million, or 13.3% of revenue in 2013, a decrease of $21 million, or 10%. As a percentage of revenue, EBITDA decreased approximately 200 basis points, or approximately $34 million, with a majority of this decline due to production inefficiencies resulting from lower organic revenue and timing of selected project startups. The decline in EBITDA margins was offset, in part, by $14 million of incremental EBITDA from higher revenue.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $45 million, or 9.5% of revenue in 2014, as compared with EBITDA of $41 million, or 9.6% of revenue in 2013, an increase of $4 million, or 9%. EBITDA margins decreased slightly in 2014, by approximately 10 basis points, or approximately $0.3 million. Higher revenue, as described above, contributed $4 million of incremental EBITDA.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $14 million in 2014, or 4.0% of revenue in 2014, as compared with negative EBITDA of $16 million in 2013, an increase of $31 million. The improvement in EBITDA was driven largely by increased levels of renewable power project work in 2014 following renewal of the federal production tax credit for qualified wind facilities in 2013. The renewable project work we performed in 2014 carried higher margins than the commercial and industrial project work that we completed in 2013.
Other Segment. EBITDA from Other businesses was negative $1.2 million in 2014, as compared with $0.5 million of EBITDA in 2013. The decrease was primarily attributable to losses on a non-controlled Canadian joint venture acquired in 2014, which is proportionately consolidated and experienced project delays. This project was approximately 45% complete as of December 31, 2014.
Corporate Segment. Corporate EBITDA was negative $53 million in 2014, as compared with negative EBITDA of $61 million in 2013, an improvement of $8 million. EBITDA in 2013 was negatively affected by $6 million of debt extinguishment costs and $3 million of legal settlement charges. Corporate EBITDA in 2014 was also negatively affected by $3 million of incremental non-cash stock-based compensation expense, offset by a reduction in bad debt expense.

Comparison of Years Ended December 31, 2013 and 2012
Revenue. Our revenue was $4,325 million in 2013 as compared with $3,727 million in 2012, an increase of $598 million, or 16%. Oil and Gas revenue increased by $670 million, or 70%, Communications revenue increased by $190 million, or 11% and Electrical Transmission revenue increased by $117 million, or 37%. As expected, Power Generation and Industrial revenue was down, with a decrease of $374 million, or 56%. Organic revenue growth in the Oil and Gas, Electrical Transmission and Communications segments totaled $565 million, or 18%. Organic revenue growth inclusive of the decrease in Power Generation and Industrial revenue was $191 million, or 5%. Acquisitions contributed $407 million of the year-over-year increase in revenue. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue was $1,963 million in 2013, compared to $1,773 million in 2012, an increase of $190 million, or 11%. Communications revenue was favorably affected by demand for our wireless and wireline services, offset in part by lower revenue for certain utility services. Organic revenue growth totaled $138 million, or 8%. Acquisitions contributed $52 million of the year-over-year increase in revenue.
Oil and Gas Segment. Oil and Gas revenue was $1,629 million in 2013, compared to $959 million in 2012, an increase of $670 million, or 70%. Petroleum and natural gas long-haul pipeline activity increased, as well as pipeline facility and other project work. These increases were offset, in part, by lower levels of midstream shale and petroleum pipeline activities. Organic revenue increased by $329 million, or 34% versus the prior year. Acquisitions contributed $341 million of the year-over-year increase in revenue.
Electrical Transmission Segment. Electrical Transmission revenue was $429 million in 2013, as compared with $312 million in 2012, an increase of $117 million, or 37%. Acquisitions contributed $14 million of the year-over-year increase in Electrical Transmission revenue.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $294 million in 2013, compared to $668 million in 2012, a decrease of $374 million, or 56%. As expected, Power Generation and Industrial revenue was down, driven by a decrease in wind and other renewable revenue, partially offset by an increase in industrial and other project work, including pumping stations, storage tanks and related projects for power generation facilities. Wind project activity was down in 2013 as a result of the delay in renewal of the federal production tax credit for qualified wind facilities, which was not renewed until January 2013.
Other Segment. Revenue from Other businesses was $12 million in 2013, compared to $17 million in 2012, a decrease of approximately $4 million, or 26%. This decrease resulted from completion of a project in our international division.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, totaled $3,682 million, or 85.1% of revenue in 2013, as compared with $3,239 million, or 86.9% of revenue in 2012, a $443 million, or 13.7% increase, of which approximately $520 million was driven by higher revenue, offset in part by $77 million of cost improvements. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 180 basis points, driven largely by improved margins in our Oil and Gas and Communications segments. Oil and Gas margins benefited from more profitable long-haul pipeline activities in 2013, as well as from improved contract pricing and project efficiencies. In 2012, we incurred approximately $36 million of project losses on two oil and gas pipeline projects, which increased our 2012 costs of revenue, excluding depreciation and amortization, as a percentage of revenue, relative to 2013. Project margins also improved in our Communications segment, primarily due to improvements in contract pricing and improved efficiencies on wireless projects. These improvements were partially offset by lower margins in our Power Generation and Industrial and Electrical Transmission segments.
Depreciation and amortization. Depreciation and amortization was $141 million, or 3.3% of revenue in 2013, as compared with $92 million, or 2.5% of revenue in 2012, an increase of approximately $49 million, or 53.3%. The increase in depreciation and amortization was driven primarily by growth in our Oil and Gas segment, which typically requires a higher level of capital investment, as well as from growth in our Electrical Transmission segment. Acquisition-related depreciation and amortization contributed $23 million of the year-over-year increase in expense. See Note 16 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for details of depreciation and amortization expense and capital spending by reportable segment.
General and administrative expense. General and administrative expense was $215 million, or 5.0% of revenue in 2013, as compared with $158 million, or 4.2% of revenue in 2012, an increase of $58 million, or 36.7%. Acquisitions contributed $25 million of incremental year-over-year general and administrative costs. Organic growth in general and administrative expenses was $33 million, including $9 million of incremental non-cash stock-based compensation expense. Non-cash stock-based compensation expense increased primarily as a result of a new restricted stock equity incentive program for certain employees of our EC Source business. The remaining $24 million of growth in general and administrative costs resulted from increases in labor expense, bonus expense, ongoing technology initiatives, acquisition-related transaction costs and other administrative costs to support growth in our business. As a percentage of revenue, general and administrative costs increased by approximately 80 basis points.
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
Provision for income taxes. Income tax expense was $93 million in 2013 as compared with $76 million in 2012, an increase of approximately $16 million. The increase was primarily attributable to higher income, partially offset by a lower effective tax rate. Our effective tax rate decreased to 38.5% in 2013 from 39.5% in 2012.
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
Analysis of EBITDA by segment
Communications Segment. EBITDA for our Communications segment was $248 million, or 12.6% of revenue in 2013, compared to $192 million, or 10.8% of revenue in 2012, a $56 million, or 29% increase. Higher revenue contributed $21 million of incremental EBITDA. As a percentage of revenue, EBITDA increased approximately 180 basis points, or approximately $35 million, primarily as a result of improvements in contract pricing of wireless services, as well as better project efficiencies and utilization of resources.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $216 million, or 13.3% of revenue in 2013, compared to $99 million, or 10.4% of revenue in 2012, an increase of $116 million, or 117%. Higher revenue contributed $69 million of incremental EBITDA. As a percentage of revenue, EBITDA improved by approximately 290 basis points, or approximately $47 million. EBITDA margins in 2013 benefited from higher margin long-haul pipeline activities, as well as improved contract pricing and project efficiencies on project work. Additionally, in 2012, we incurred approximately $36 million of project losses on two oil and gas pipeline projects, which suppressed 2012’s EBITDA margins.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $41 million, or 9.6% of revenue in 2013, compared to $39 million, or 12.4% of revenue in 2012, an increase of $3 million, or 7%. Higher revenue contributed $14 million of incremental EBITDA. EBITDA margins, however, decreased by approximately 280 basis points, or approximately $12 million, driven primarily by higher costs associated with certain projects.
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
Corporate Segment. EBITDA for our Corporate segment was negative $61 million in 2013, compared to negative $42 million in 2012. In 2013, we recorded a loss on extinguishment of debt of approximately $6 million in connection with the repurchase and redemption of our 7.625% senior notes. Other cost increases in 2013 as compared with 2012 included $9 million of incremental non-cash stock-based compensation expense and $1 million of incremental acquisition-related transaction costs. Offsetting these cost increases was a reduction of $7 million in legal settlement charges. We recorded $3 million of legal settlement charges in connection with the Sintel matter in 2013, as compared with $10 million in 2012. The remaining $11 million variance resulted from increases in bonus expense, bad debt expense and other administrative costs to support growth in the business.
Foreign Operations
We have operations in Canada, Mexico and in other countries in Latin America. See Note 16 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted net income from continuing operations (“Adjusted Net Income From Continuing Operations”) and adjusted diluted earnings per share from continuing operations (“Adjusted Diluted Earnings Per Share From Continuing Operations”). All of these “adjusted” non-U.S. GAAP measures exclude non-cash stock-based compensation expense, acquisition integration costs resulting from the WesTower acquisition, Sintel legal settlement charges and the loss on debt extinguishment from the repurchase and redemption of our 7.625% senior notes. See Note 12 - Stock-Based Compensation and Other Employee Benefit Plans, Note 4 - Acquisitions, Note 17 - Commitments and Contingencies and Note 10 - Debt in the notes to the audited consolidated financial statements, which are incorporated by reference. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA, Adjusted EBITDA, Adjusted Net Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Additionally, these measures provide a baseline for analyzing trends in our underlying business. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash to service debt, fund capital expenditures and expand our business, but management does not consider the presented non-U.S. GAAP financial measures as measures of our liquidity. While EBITDA and Adjusted EBITDA are measures of our ability to generate cash, these measures exclude the cash impact of changes in our assets and liabilities as well as interest and income taxes. Net cash provided by operating activities in the consolidated statements of cash flows accounts for these changes in our assets and liabilities.

We believe these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income from continuing operations, diluted earnings per share from continuing operations and net cash provided by operating activities, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed together with our U.S. GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income from continuing operations, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The tables below may contain slight summation differences due to rounding.

	For the Years Ended December 31,
EBITDA Reconciliation - Continuing Operations:	2014		2013		2012
Net income from continuing operations	$122.0	2.6%	$147.7	3.4%	$116.6	3.1%
Interest expense, net	50.8	1.1%	46.4	1.1%	37.4	1.0%
Provision for income taxes	76.4	1.7%	92.5	2.1%	76.1	2.0%
Depreciation and amortization	154.5	3.3%	140.9	3.3%	92.0	2.5%
EBITDA – Continuing operations	$403.7	8.8%	$427.6	9.9%	$322.1	8.6%
Non-cash stock-based compensation expense	15.9	0.3%	12.9	0.3%	4.4	0.1%
Acquisition integration costs	5.3	0.1%	—	—	—	—
Loss on extinguishment of debt	—	—	5.6	0.1%	—	—
Sintel legal settlement charge	—	—	2.8	0.1%	9.6	0.3%
Adjusted EBITDA – Continuing operations	$424.9	9.2%	$448.9	10.4%	$336.1	9.0%
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Years Ended December 31,
Total EBITDA Reconciliation:	2014	2013	2012
EBITDA - Continuing operations	$403.7	$427.6	$322.1
EBITDA - Discontinued operations	(10.8)	(8.8)	(13.0)
EBITDA - Total MasTec	$392.9	$418.8	$309.0

Reconciliation to Adjusted EBITDA and to Net Cash Provided by Operating Activities, Total MasTec:
Non-cash stock-based compensation expense	15.9	12.9	4.4
Acquisition integration costs	5.3	—	—
Loss on extinguishment of debt	—	5.6	—
Sintel legal settlement charge	—	2.8	9.6
Adjusted EBITDA - Continuing operations	$424.9	$448.9	$336.1
Adjusted EBITDA - Discontinued operations	(10.8)	(8.8)	(13.0)
Adjusted EBITDA - Total MasTec	$414.1	$440.1	$323.1
Interest expense	(50.8)	(46.5)	(37.4)
Provision for income taxes	(72.2)	(90.1)	(71.6)
Payments for call premiums on extinguishment of debt	—	(4.1)	—
Acquisition integration costs	(5.3)	—	—
Sintel legal settlement charge	—	(2.8)	(9.6)
Adjustments to reconcile net income to net cash provided by operating activities, excluding non-cash EBITDA adjustments (a)	17.0	17.9	34.0
Change in assets and liabilities, net of acquisitions	20.2	(114.1)	(66.0)
Net cash provided by operating activities, Total MasTec	$323.0	$200.4	$172.5

(a)
Non-cash EBITDA adjustments include (i) depreciation and amortization expense in all years; (ii) non-cash stock-based compensation expense in all years; and (iii) in 2013, a $1.5 million write-off of deferred financing costs on redeemed debt.

Adjusted Net Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations

The table below reconciles Adjusted Net Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations with reported net income from continuing operations and reported diluted earnings per share from continuing operations, the most directly comparable U.S. GAAP financial measures. Adjustments have been tax-effected using the effective tax rate from continuing operations for the respective periods.

	For the Years Ended December 31,
	2014		2013		2012
Continuing Operations:	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$122.0	$1.42	$147.7	$1.74	$116.6	$1.42
Adjustments: (a)
Non-cash stock-based compensation expense	9.8	0.11	8.0	0.09	2.7	0.03
Acquisition integration costs	3.2	0.04	—	—	—	—
Loss on extinguishment of debt	—	—	3.5	0.04	—	—
Sintel legal settlement charge	—	—	1.7	0.02	5.8	0.07
Adjusted non-U.S. GAAP measure	$135.0	$1.57	$160.8	$1.90	$125.1	$1.53

(a)	Reconciling items represent the after-tax expense and corresponding diluted per share impact for the respective adjustments presented above.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from continuing operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations, equity, joint venture and other investments, debt service and our share repurchase program, which we announced in December 2014 and completed in April 2015. We also evaluate opportunities for strategic acquisitions and investments from time to time, and we may consider opportunities to repurchase, refinance or retire outstanding debt or repurchase additional shares of our outstanding common stock in the future, any of which may require our use of cash.

Capital Expenditures. We estimate that we will spend approximately $70 million in 2015 on capital expenditures, or approximately $60 million, net of asset disposals. We expect to incur approximately $40 million to $50 million of equipment purchases under capital lease or other financing arrangements. For the year ended December 31, 2014, we spent approximately $109 million on capital expenditures, or $93 million net of asset disposals, and incurred approximately $76 million of equipment purchases under capital lease and other financing arrangements. Actual capital expenditures may increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future.
Acquisition-Related Contingent Consideration. In most of our acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of December 31, 2014 was approximately $153 million. Of this amount, $50 million represents the liability for earn-out obligations that have been earned. The remainder, $104 million, is management’s estimate of potential earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned. During the years ended December 31, 2014, 2013 and 2012, we made payments of $60 million, $19 million and $34 million, respectively, related to earn-out obligations.
Income Taxes. Cash tax payments, net of tax refunds, were $77 million, $80 million and $59 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our cash tax payments vary from period to period with changes in taxable income and earnings.
Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Working capital needs are generally higher during the summer or fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Conversely, working capital needs are typically converted to cash during the winter months. These seasonal trends, however, can be offset by changes in the timing of projects, which can be affected by project delays or accelerations and/or other factors that may affect customer spending.
Working capital needs also tend to increase when we commence multiple projects, or particularly large projects, because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are billed and collected. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of December 31, 2014, we expect that substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $1.3 billion as of December 31, 2014 from $1.1 billion as of December 31, 2013 due to acquisition-related receivables, offset in part by a decrease in receivables from our organic businesses, as well as working capital initiatives, including improved payment terms. Inventory balances increased from $70 million as of December 31, 2013 to $113 million as of December 31, 2014, due in large part to inventory from acquired businesses, as well as from increases in wireless project inventories. We anticipate that wireless inventories will decrease in 2015 as these amounts are utilized.
Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount (generally, from 5% to 10%) until the job is completed. For certain customers, we maintain inventory to meet the materials requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-if-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.
Settlement of Convertible Notes. In 2014, our senior convertible notes, in an original principal amount of $215 million, matured and were converted by the holders. We paid $202 million in cash using proceeds from our Credit Facility and issued 6.6 million shares of our common stock in respect thereof. The shares issued included 5.8 million premium shares, which represent the conversion value of certain of the convertible notes in excess of their principal amount. See discussion in Note 10 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional information.
Summary of Financial Condition, Liquidity and Capital Resources
We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, debt service obligations, anticipated capital expenditures, equity, joint venture and other investments, purchases of shares of our common stock, insurance collateral requirements, earn-out obligations and letters of credit for at least the next twelve months.
Sources and Uses of Cash
As of December 31, 2014, we had $551 million in working capital, defined as current assets less current liabilities, as compared to $478 million as of December 31, 2013, an increase of $73 million. Our working capital has increased, primarily as a result of higher accounts receivable and inventory balances, inclusive of acquired companies. Total cash and cash equivalents of $24 million as of December 31, 2014 increased by $1 million from total cash and cash equivalents of $23 million as of December 31, 2013.
Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$323.0	$200.4	$172.5
Net cash used in investing activities	$(439.3)	$(263.2)	$(94.3)
Net cash provided by (used in) financing activities	$118.7	$59.0	$(71.8)

Operating Activities. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, costs and earnings in excess of billings and billings in excess of costs and earnings, all of which tend to be related. These working capital items are also generally affected by changes in revenue resulting from both the timing and the volume of work performed, by variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Cash provided by operating activities for the year ended December 31, 2014 was $323 million, as compared with $200 million of cash provided by operating activities in 2013. Net changes in assets and liabilities had a positive impact on cash provided by operating activities of $134 million, due largely to changes in accounts receivable, net of acquired balances, as a result of improved payment terms and expected lower levels of fourth quarter revenue in our organic wireless business. The positive impact on cash provided by operating activities was offset, in part, by changes in accounts payable and accrued liabilities.
Days sales outstanding (“DSO”), net of billings in excess of costs and earnings for our continuing operations was 86 as of December 31, 2014 as compared with 80 as of December 31, 2013. DSO, net of billings in excess of costs and earnings is calculated as accounts receivable, net, less billings in excess of costs and earnings, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. The increase in days sales outstanding is, in part, attributable to certain of our recent acquisitions, which previously had slower processing cycles for invoicing and collections as compared with our other businesses. We are currently integrating the systems and processes of these acquired businesses, which we believe will reduce their revenue collection cycles in the future. The increase is also partially attributable to timing of collections on certain projects as well as changes in project and customer mix, offset in part by improved payment terms, which reduced the collection cycle time for certain receivables. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances or have material amounts due from customers experiencing financial difficulties. As of December 31, 2014, we expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities increased by $176 million to $439 million in 2014 from $263 million in 2013. Payments for acquisitions in 2014 were $346 million, a $197 million increase as compared with 2013. We spent $109 million in 2014 on capital expenditures, or $93 million, net of asset disposals, as compared with capital expenditures of $110 million, net of asset disposals in 2013, a $18 million decrease. See Note 4 - Acquisitions and Note 16 - Segments and Related Information in the notes to the audited consolidated financial statements, which are incorporated by reference. Total capital additions, including capital lease and other financing arrangements, decreased to $185 million for the year ended December 31, 2014 from $237 million in 2013.
Financing Activities. Cash provided by financing activities for the year ended December 31, 2014 was $119 million, as compared with $59 million in the prior year, an increase of $60 million. For the year ended December 31, 2014, we paid $202 million in settlement of our senior convertible notes and borrowed $446 million from our credit facilities, net of repayments. The net effect of convertible note and credit facility-related financing activities for the year end December 31, 2014 was approximately $244 million of cash provided. For the year ended December 31, 2013, proceeds from the issuance of our $400 million aggregate principal amount of 4.875% senior notes (the “4.875% Senior Notes”) were partially offset by the repurchase and redemption of our $150 million principal amount of 7.625% senior notes (the “7.625% Senior Notes”), as well as net repayments of outstanding balances on our credit facilities of $101 million. The net effect of senior note and credit facility-related financing activities for the year ended December 31, 2013 was approximately $149 million of cash provided, for a year-over-year increase in cash provided by financing activities from notes and credit facility-related activities, net, of $95 million. This increase was partially offset by an increase of $42 million in payments of acquisition-related contingent consideration for the year ended December 31, 2014 as compared with the prior year.
Senior Secured Credit Facility
As amended in the fourth quarter of 2014, we have a senior secured credit facility, which we refer to as the Credit Facility. Under the Credit Facility, aggregate borrowing commitments total $1.25 billion, composed of $1.0 billion of revolving commitments and a term loan in the aggregate principal amount of $250 million (the “Term Loan”). The Credit Facility provides the ability to borrow in either Mexican pesos or Canadian dollars, up to an aggregate equivalent amount of $200 million U.S. dollars. Revolving commitments under the Credit Facility mature on October 29, 2018, and the Term Loan matures on November 21, 2019. The Term Loan is subject to amortization in quarterly principal installments of $3.1 million, subject to reduction as a result of the application of certain prepayments in accordance with the terms of the Credit Facility, commencing as of the quarter ending March 31, 2016 and continuing for each fiscal quarter thereafter. The maximum amount available for letters of credit under the Credit Facility is $450 million, of which up to $100 million can be denominated in either Mexican pesos or Canadian dollars. The Credit Facility also provides for swing line loans of up to $75 million.  Under the Credit Facility, we have the option to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of $250 million. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including the repurchase or prepayment of indebtedness, equity, joint venture or other investments and share repurchases. We used the net proceeds from the Term Loan to repay certain other outstanding indebtedness under the Credit Facility.
Interest on outstanding revolving loans and the Term Loan under the Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of December 31, 2014, we had $282.7 million of outstanding revolving loans under our Credit Facility, which accrued interest at a weighted average interest rate of 2.18%, and had $153.6 million of issued letters of credit, which mature at various dates. As of December 31, 2014, letter of credit fees accrued at 0.875%

per annum for performance standby letters of credit and at 1.75% per annum for financial standby letters of credit. The Term Loan accrued interest at a rate of 1.92% as of December 31, 2014. Borrowing capacity of $563.7 million as of December 31, 2014 was available for revolving loans or up to $296.4 million for new letters of credit. The unused facility fee was 0.35% as of December 31, 2014.
The Credit Facility is guaranteed by certain of our subsidiaries (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of our and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions. The Credit Facility requires that we maintain a maximum consolidated leverage ratio, as defined in the Credit Facility, of 3.50 and a minimum consolidated interest coverage ratio, as defined in the Credit Facility, of 3.00; however, the Credit Facility provides that, for purposes of calculating the consolidated leverage ratio, funded indebtedness excludes the undrawn standby performance letters of credit. Additionally, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $50 million occurs during a fiscal quarter, we have the right to permit the consolidated leverage ratio to exceed 3.50 during such fiscal quarter and the subsequent two fiscal quarters so long as the consolidated leverage ratio does not exceed 3.75 at any time during such period. Such right may be exercised no more than two times during the term of the Credit Facility. Subject to customary exceptions, the Credit Facility limits the borrowers’ and the Guarantor Subsidiaries’ ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, capital expenditures, asset sales, debt prepayments, lien incurrence and the making of distributions or repurchases of capital stock. However, distributions payable solely in capital stock are permitted. The Credit Facility provides for customary events of default and carries cross-default provisions with our other significant debt instruments, including our indemnity agreement with our surety provider, as well as customary remedies upon an Event of Default, as defined in the Credit Facility, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Facility obligations.
Based upon current availability under our Credit Facility, our liquidity and our anticipated cash flows, we believe we will be in compliance with the Credit Facility’s terms and conditions during 2015. We are dependent upon borrowings and letters of credit under the Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility includes a requirement to deliver periodic financial statements to the bank group under the Credit Facility. In connection with the delayed filing of our Form 10-K for the year ended December 31, 2014 and our Form 10-Q for the quarter ended March 31, 2015, we received consents from our bank group, which extended the delivery date requirements of our audited consolidated financial statements for the year ended December 31, 2014 and our condensed unaudited consolidated financial statements for the quarter ended March 31, 2015, as well as the delivery date of our condensed unaudited consolidated financial statements for the quarter ended June 30, 2015, should it be necessary, to September 1, 2015.
Other Credit Facilities. To support the working capital requirements of our foreign operations, we entered into certain other credit facilities during the year ended December 31, 2014. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are primarily denominated in Canadian dollars. Maximum borrowing capacity totaled approximately $38.7 million U.S. dollars as of December 31, 2014. Outstanding borrowings, which accrued interest at a weighted average rate of 4.0%, totaled approximately $1.2 million U.S. dollars as of December 31, 2014.
4.875% Senior Notes and 7.625% Senior Notes
In March 2013, we issued $400 million of 4.875% Senior Notes due March 15, 2023 in a registered public offering, and we repurchased and redeemed our 7.625% Senior Notes. The 4.875% Senior Notes are subject to certain provisions and covenants, including a requirement to file with the SEC and deliver annual and quarterly reports. In connection with the delayed filing of our Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarter ended March 31, 2015, we received a consent from the holders of our 4.875% Senior Notes (the “Note Holders”) that extended these reporting requirements to August 1, 2015. We paid a 25 basis point fee, or $0.9 million, to our Note Holders, and a 20 basis point fee, or $0.8 million, to our solicitation agent in connection with this consent. At our sole discretion, we can extend the delivery date for our required reports to November 1, 2015, subject to our payment to the Note Holders of an additional fee of 25 basis points, or $0.9 million.
Senior Convertible Notes
Our senior convertible notes, which matured in 2014, were composed of $202 million aggregate principal amount of senior convertible notes issued in 2011, which we refer to as our 2011 Convertible Notes, and approximately $13 million aggregate principal amount of senior convertible notes issued in 2009, which we refer to as our 2009 Convertible Notes. In accordance with our previously stated intent, we settled the $202 million principal amount of the 2011 Convertible Notes in cash and the premium value in shares, resulting in the issuance of 5.8 million shares of our common stock. Upon maturity of the 2009 Convertible Notes, we issued 0.8 million shares of our common stock.
Acquisition Debt
In connection with certain acquisitions, we have entered into or assumed certain debt and/or capital lease obligations. As of December 31, 2014, $20.2 million of acquisition-related debt remained outstanding.
Debt Guarantees and Covenants
The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt and are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of our existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness.  See Note 20 - Supplemental Guarantor Condensed Consolidating Financial Information in the notes to the audited consolidated financial statements, which is incorporated by reference. See Note 4 - Acquisitions in the notes to the audited consolidated financial statements, which is incorporated by reference. for discussion pertaining to debt guarantees associated with our equity method and other investment arrangements.

We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of December 31, 2014.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 10 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2014 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Senior secured credit facility:
Revolving loans	$282.7	$—	$—	$282.7	$—
Term loan	250.0	—	25.0	225.0	—
Other credit facilities	1.2	—	—	1.2	—
4.875% senior notes	400.0	—	—	—	400.0
Notes payable for equipment	24.4	12.4	11.7	0.3	—
Earn-out obligations (a)	49.8	49.8	—	—	—
Capital leases	176.5	61.2	87.5	27.3	0.5
Operating leases	160.1	69.5	69.5	18.1	3.0
Obligations under multi-employer pension plan (b)	4.2	1.2	2.4	0.6	—
Interest (c)	218.9	35.4	64.8	53.7	65.0
Total	$1,567.8	$229.5	$260.9	$608.9	$468.5

(a)
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made either in cash or in MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these earn-out payments, we have only included earn-out obligations that we expect will be paid in cash and have been earned as of December 31, 2014.

(b)
Represents estimated withdrawal liability as of December 31, 2014 and excludes normal contributions required under our collective bargaining agreements. See Note 17 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference.

(c)	Represents expected future interest payments on debt and capital lease obligations. With the exception of our credit facilities, all of our debt instruments are fixed rate interest obligations.
Off-balance sheet arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multi-employer pension plans, liabilities associated with certain indemnification and guarantee arrangements and obligations relating to our non-consolidated affiliates, joint venture arrangements and variable interest entities. Refer to Note 17 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference, for current period details pertaining to our off-balance sheet arrangements. See Note 4 - Acquisitions in the notes to the audited consolidated financial statements, which is incorporated by reference, for discussion pertaining to other financing and commitments related to our equity method and other investment arrangements.
Impact of Inflation
The primary inflationary factors affecting our operations are labor and fuel costs, and to a lesser extent, material costs. The prices of oil and gas are subject to unexpected fluctuations due to events outside of our control, including geopolitical events and fluctuations in global supply and demand. An example is the recent volatility experienced by the oil markets due to declining oil prices beginning in the latter part of 2014. We closely monitor inflationary factors and any impact they may have on our operating results or financial condition.
Recently Issued Accounting Pronouncements
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2014, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. Interest on our Term Loan under the Credit Facility accrues at a variable rate based, at our option, on either a Eurocurrency rate or a base rate, each as defined in the Credit Facility, in each case, plus a margin. As of December 31, 2014, we had $282.7 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 2.18% and a Term Loan with a balance of $250 million with an interest rate of 1.92%. Interest on letters of credit issued under our Credit Facility as of December 31, 2014 accrued at 0.875% per annum for performance standby letters of credit and at 1.75% per annum for financial standby letters of credit. A 100 basis point increase in the applicable interest rates under our Credit Facility would not have had a material impact on our results of operations for the year ended December 31, 2014.
As of December 31, 2014, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $24 million of notes payable for equipment, which had a weighted average interest rate of approximately 2.8%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
We have foreign operations in Canada, Mexico and in other countries in Latin America. Revenue generated from foreign operations represented 15% of our total revenue for the year ended December 31, 2014. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations in 2014. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries. For the year ended December 31, 2014 foreign currency translation losses totaled approximately $21 million and related primarily to our Canadian operations. Our Canadian presence has grown in recent years due to acquisitions, including the acquisitions of Pacer and Big Country.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, neither of which were material as of December 31, 2014. We may enter into foreign currency derivative contracts in the future to manage such exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MasTec, Inc.
Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in Item 15(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MasTec, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), MasTec, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated July 31, 2015 expressed an adverse opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants

Miami, Florida

July 31, 2015

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenue	$4,611,803	$4,324,787	$3,726,789
Costs of revenue, excluding depreciation and amortization	3,977,963	3,682,367	3,239,195
Depreciation and amortization	154,452	140,926	91,958
General and administrative expenses	238,305	215,402	157,524
Interest expense, net	50,769	46,442	37,376
Loss on extinguishment of debt	—	5,624	—
Other (income) expense, net	(8,116)	(6,188)	8,017
Income from continuing operations before income taxes	$198,430	$240,214	$192,719
Provision for income taxes	(76,429)	(92,542)	(76,080)
Net income from continuing operations	$122,001	$147,672	$116,639
Discontinued operations:
Net loss from discontinued operations, including loss on disposal and impairment charges (See Note 5)	$(6,452)	$(6,456)	$(9,223)
Net income	$115,549	$141,216	$107,416
Net (loss) income attributable to non-controlling interests	(374)	266	(10)
Net income attributable to MasTec, Inc.	$115,923	$140,950	$107,426
Earnings per share (See Note 3):
Basic earnings (loss) per share:
Continuing operations	$1.53	$1.92	$1.49
Discontinued operations	(0.08)	(0.09)	(0.12)
Total basic earnings per share	$1.45	$1.83	$1.37
Basic weighted average common shares outstanding	79,953	76,923	78,275
Diluted earnings (loss) per share:
Continuing operations	$1.42	$1.74	$1.42
Discontinued operations	(0.07)	(0.08)	(0.11)
Total diluted earnings per share	$1.35	$1.66	$1.31
Diluted weighted average common shares outstanding	86,196	84,901	82,082
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$115,549	$141,216	$107,416
Other comprehensive (loss) income (See Note 14):
Foreign currency translation adjustments, net of tax	(20,718)	(7,893)	1,924
Changes in value of available-for-sale securities, net of tax	—	108	521
Other comprehensive (loss) income, net of tax	$(20,718)	$(7,785)	$2,445
Comprehensive income	$94,831	$133,431	$109,861
Comprehensive (loss) income attributable to non-controlling interests	(374)	266	(10)
Comprehensive income attributable to MasTec, Inc.	$95,205	$133,165	$109,871

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$24,059	$22,927
Accounts receivable, net of allowance	1,303,552	1,134,693
Inventories, net	112,804	70,185
Prepaid expenses and other current assets	91,336	79,221
Total current assets	$1,531,751	$1,307,026
Property and equipment, net	623,118	488,132
Goodwill	1,082,466	902,044
Other intangible assets, net	250,373	165,606
Other long-term assets	76,272	60,390
Total assets	$3,563,980	$2,923,198
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$73,631	$51,376
Accounts payable	485,347	424,917
Accrued salaries and wages	60,528	66,455
Other accrued expenses	89,343	71,448
Acquisition-related contingent consideration, current	49,798	67,226
Billings in excess of costs and earnings	155,674	121,641
Other current liabilities	66,527	26,162
Total current liabilities	$980,848	$829,225
Acquisition-related contingent consideration, net of current portion	103,515	112,370
Long-term debt	1,061,159	765,425
Long-term deferred tax liabilities, net	203,476	154,763
Other long-term liabilities	66,907	40,357
Total liabilities	$2,415,905	$1,902,140
Commitments and contingencies (See Note 17)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 87,614,955 and 86,725,372 as of December 31, 2014 and 2013, respectively	8,762	8,672
Capital surplus	756,688	822,836
Contributed shares (See Note 12)	—	6,002
Retained earnings	457,788	341,865
Accumulated other comprehensive loss	(34,004)	(13,286)
Treasury stock, at cost: 2,876,311 and 9,467,286 shares as of December 31, 2014 and 2013, respectively	(45,573)	(150,000)
Total MasTec, Inc. shareholders’ equity	$1,143,661	$1,016,089
Non-controlling interests	$4,414	$4,969
Total equity	$1,148,075	$1,021,058
Total liabilities and equity	$3,563,980	$2,923,198

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Contributed Shares (Note 12)	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	85,162,527	$8,516	(4,593,663)	$(75,000)	$—	$792,096	$93,489	$(7,946)	$811,155	52	$811,207
Net income (loss)							107,426		107,426	(10)	107,416
Other comprehensive income								2,445	2,445		2,445
Acquisition of non-controlling interest										4,661	4,661
Non-cash stock-based compensation						4,433			4,433		4,433
Income tax effect from stock-based compensation						759			759		759
Exercise of stock options	391,949	40				3,678			3,718		3,718
Issuance of restricted shares	347,889	35				(35)			—		—
Other stock issuances, net	13,187	1				2,235			2,236		2,236
Acquisition of treasury stock, at cost			(4,873,623)	(75,000)					(75,000)		(75,000)
Balance as of December 31, 2012	85,915,552	$8,592	(9,467,286)	$(150,000)	$—	$803,166	$200,915	$(5,501)	$857,172	$4,703	$861,875
Net income							140,950		140,950	266	141,216
Other comprehensive loss								(7,785)	(7,785)		(7,785)
Non-cash stock-based compensation						12,944			12,944		12,944
Income tax effect from stock-based compensation						4,315			4,315		4,315
Exercise of stock options	513,254	51				3,816			3,867		3,867
Issuance of restricted shares	68,122	7				(7)			—		—
Other stock issuances, net	428,444	42				4,584			4,626		4,626
Contributed shares	(200,000)	(20)			6,002	(5,982)			—		—
Balance as of December 31, 2013	86,725,372	$8,672	(9,467,286)	$(150,000)	$6,002	$822,836	$341,865	$(13,286)	$1,016,089	$4,969	$1,021,058
Net income (loss)							115,923		115,923	(374)	115,549
Other comprehensive loss								(20,718)	(20,718)		(20,718)
Non-cash stock-based compensation						15,950			15,950		15,950
Income tax effect from stock-based compensation						2,484			2,484		2,484
Exercise of stock options	210,900	21				2,225			2,246		2,246
Issuance of restricted shares	659,212	66				(66)			—		—
Other stock issuances, net	19,471	3				(1,140)			(1,137)		(1,137)
Issuance of treasury stock for convertible notes			6,590,975	104,427					104,427		104,427
Conversion of convertible notes						(91,784)			(91,784)		(91,784)
Contributed shares, transfer to capital surplus					(6,002)	6,002			—		—
Other activity						181			181	(181)	—
Balance as of December 31, 2014	87,614,955	$8,762	(2,876,311)	$(45,573)	$—	$756,688	$457,788	$(34,004)	$1,143,661	$4,414	$1,148,075

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$115,549	$141,216	$107,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,452	140,926	91,958
Non-cash interest expense, including write-off of deferred financing costs on redeemed debt	7,355	10,717	8,595
Non-cash stock-based compensation expense	15,950	12,944	4,433
Excess tax benefit from stock-based compensation	(3,728)	(4,315)	(759)
Provision for deferred income taxes	13,756	6,533	5,127
Other non-cash items	5,955	8,009	9,305
(Gains) losses on sales of assets, including impairment charges on discontinued operations	(6,434)	(1,492)	11,714
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	163,773	(204,330)	(177,313)
Inventories	(12,621)	13,481	15,448
Other assets, current and long-term portion	(14,221)	6,248	(6,773)
Accounts payable and accrued expenses	(87,494)	72,514	76,285
Billings in excess of costs and earnings	(34,320)	(8,227)	15,651
Book overdrafts	9,911	6,363	116
Other liabilities, current and long-term portion	(4,872)	(185)	11,305
Net cash provided by operating activities	$323,011	$200,402	$172,508
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	(345,543)	(148,567)	(119,459)
Proceeds from disposal of business, net of cash divested	—	(2,997)	97,728
Capital expenditures	(109,254)	(126,288)	(79,686)
Proceeds from sale of property and equipment	16,655	15,858	7,385
Proceeds from sale or redemption of investments	—	14,956	—
Payments for other investments, net	(1,120)	(16,173)	(284)
Net cash used in investing activities	$(439,262)	$(263,211)	$(94,316)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	2,385,971	1,149,040	959,183
Repayments of credit facilities	(1,939,612)	(1,249,601)	(885,183)
Proceeds from issuance of senior notes	—	400,000	—
Repayment of senior notes, including convertible notes	(202,325)	(150,000)	—
Repayments of other borrowings	(15,700)	(27,705)	(21,455)
Payments of capital lease obligations	(51,587)	(43,040)	(21,060)
Repurchase of common stock	—	—	(75,000)
Proceeds from stock-based awards, net of tax withholdings	1,113	8,355	5,013
Excess tax benefit from stock-based compensation	3,728	4,315	759
Payments of acquisition-related contingent consideration	(60,341)	(18,683)	(33,936)
Payments of financing costs, including call premiums on extinguishment of debt	(2,572)	(13,688)	(117)
Net cash provided by (used in) financing activities	$118,675	$58,993	$(71,796)
Effect of currency translation on cash	(1,292)	(24)	91
Net increase (decrease) in cash and cash equivalents	1,132	(3,840)	6,487
Cash and cash equivalents - beginning of period	22,927	26,767	20,280
Cash and cash equivalents - end of period	$24,059	$22,927	$26,767

Supplemental cash flow information:
Interest paid	$42,979	$37,531	$27,074
Income taxes paid, net of refunds	$76,975	$79,504	$58,968
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$64,618	$86,330	$60,648
Equipment acquired under financing arrangements	$11,105	$24,244	$6,009
Acquisition-related contingent consideration, new business combinations	$33,612	$32,451	$66,700
Premium shares, conversion of convertible notes	$155,744	—	—

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber and satellite communications; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial; and (5) Other. See Note 16 - Segments and Related Information for discussion of change in segment reporting.
Principles of Consolidation
The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income. The Company’s investments in entities in which the Company does not have a controlling interest, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as other long-term assets in the consolidated balance sheets. Income or loss from these investments is recorded within other income or expense in the consolidated statements of operations. The cost method is used for investments in entities in which the Company does not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation. The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of our foreign operations use the local currency as the functional currency. Gains or losses resulting from transactions executed in a foreign currency are included in other income or expense, net. The Company does not currently have subsidiaries that operate in highly inflationary environments. The results of operations and financial position of any discontinued operations are aggregated and presented separately from the Company’s continuing operations in the consolidated financial statements for all periods presented. Certain prior year amounts have been reclassified to conform to the current period presentation.
Investments in Affiliates and Other Entities
In the ordinary course of business, the Company enters into various investment arrangements, which may include equity or other interests in business entities, including contractual joint ventures or other forms of equity participation. These investment arrangements may include financing arrangements, such as the extension of loans. See Note 4 - Acquisitions for discussion pertaining to certain of the Company’s equity method investments and other investment arrangements. In connection with certain of these investment arrangements, the Company provides infrastructure construction services to or through its equity investees and/or contractual joint ventures. Management determines whether such investment arrangements involve a variable interest entity (“VIE”) based on the characteristics of the particular entity. If an entity is determined to be a VIE, then management determines if the Company is the primary beneficiary of the entity and whether or not consolidation of the VIE within the Company's financial statements is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. If management determines that the Company is the primary beneficiary of a VIE, then the VIE would be consolidated, and the other party’s equity interest in the VIE would be accounted for as a non-controlling interest. As of December 31, 2014, the Company has determined that certain of its investment arrangements are VIEs, but that it is not the primary beneficiary of its VIE(s). In arrangements in which the Company has an undivided interest in the assets, liabilities, revenues and profits or losses of an unincorporated entity, such amounts are consolidated on a basis proportional to the Company’s ownership interest in the unincorporated entity.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue less project costs of revenue, including depreciation), in particular, on long-term construction contracts or other projects accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of contract price adjustments that are probable; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets and liabilities, acquisition-related contingent consideration and investments in cost and equity method investees; asset lives used in computing depreciation and amortization; accrued self-insured claims; share-based compensation; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

Significant Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements.
Revenue Recognition
Revenue is derived from projects performed under master and other service agreements as well as from fixed price contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company frequently provides maintenance, installation and repair work under unit price or fixed price master service or other service agreements that are renewed on a periodic basis. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. For the years ended December 31, 2014, 2013 and 2012, 49%, 46% and 43% of revenue, respectively, was derived from projects performed under master service and other service agreements. The Company also performs services under master and other service agreements on a fixed fee basis, under which MasTec furnishes specified units of service for a fixed price per unit of service and revenue is recognized as the services are rendered. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment (excluding depreciation). Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.
The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and total estimated costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized. For the years ended December 31, 2014 and 2013, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2013 and 2012, respectively. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are generally completed within one year.
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2014 and 2013, the Company had approximately $87 million and $79 million, respectively, of change orders and/or claims that had been included in contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings or billed accounts receivable, as appropriate, represent management’s best estimate of contract revenue that has been or will be earned and that management believes is probable of collection. For the years ended December 31, 2014 and 2013, revenue related to unapproved change orders totaled $29 million and $43 million, respectively, for which a significant portion of the related change orders were subsequently resolved or in the process of resolution. As of December 31, 2014, outstanding change orders were primarily derived from contracts in the Electrical Transmission segment, and as of December 31, 2013, outstanding change orders were primarily derived from contracts in the Oil and Gas segment. The Company actively engages in substantive meetings with these customers to complete the final approval process, and expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.
Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Costs and estimated earnings in excess of billings, or work in process, is classified within current assets for the majority of the Company’s projects. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management analyzes the collectibility of accounts receivable and the adequacy of the allowance for doubtful accounts on a regular basis based on the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and current economic trends. For reporting units where losses have occurred historically and are considered to be ordinary course, reserves are established for anticipated losses based on an analysis of the accounts receivable portfolio. For reporting units where historical losses have been immaterial, reserves are established when it is probable that a specific receivable is not collectible and the loss can be reasonably estimated. Amounts are written off against the allowance when deemed uncollectible.
If estimates of the collectibility of accounts receivable change, or should customers experience unanticipated financial difficulties, or if anticipated recoveries in existing bankruptcies or other work-out situations fail to materialize, additional reserves may be required. Estimates of collectibility are subject to significant change during times of economic weakness or uncertainty in either the overall economy or within the industries served by MasTec. Management actively monitors the economic environment and its impact on MasTec’s customers in connection with its evaluation of accounts receivable aging, collections and the adequacy of the allowance for doubtful accounts.
Cash and Cash Equivalents
Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents, which are carried at fair value. On a daily basis, available funds are swept from the Company’s depository accounts into a concentration account and used to repay outstanding revolving loans under the Company’s credit facility. Other cash balances maintained by certain operating subsidiaries that are not swept into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Outstanding checks that have not yet cleared through the banking system represent book overdrafts, which are classified within accounts payable. There are no compensating balance requirements associated with the Company’s depository accounts and there are no other restrictions on the transfer of cash associated with the Company’s depository accounts. As of December 31, 2014 and 2013, book overdrafts, which are included within accounts payable in the consolidated balance sheets, totaled $31.3 million and $21.4 million, respectively.
Inventories
Inventories consist of materials and supplies for construction and installation projects, which are valued at the lower of cost or market using either the average cost or specific identification methods of costing. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could result in an impairment of the value of materials purchased. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon specific facts and circumstances and market conditions. As of December 31, 2014 and 2013, inventory obsolescence reserves were $6.4 million and $2.6 million, respectively.
Long-Lived Assets
The Company’s long-lived assets consist primarily of property and equipment and finite-lived intangible assets. Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Certain costs incurred in connection with developing or obtaining internal-use software are capitalized within office furniture and equipment. Depreciation and amortization of long-lived assets is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in other income or expense. Acquired intangible assets that have finite lives are amortized over their useful lives, which are generally based on contractual or legal rights.
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three years in the period ended December 31, 2014, there were no material impairment charges associated with long-lived assets of the Company’s continuing operations.
Goodwill and Indefinite-Lived Intangible Assets
The Company has goodwill and certain indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. The Company performs its annual impairment reviews of goodwill and indefinite-lived intangible assets during the fourth quarter of each year. Goodwill is required to be tested for impairment at the operating segment level or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. For each operating segment other than the Company’s Electrical Transmission operating segment, each of the Company’s reporting units comprises one component. For the year ended December 31, 2014, the Company combined the four components of its Electrical Transmission operating segment into one reporting unit, based on a review of segment operations, which indicated increased shared operational, sales and general and administrative resources across the four components. For the years ended December 31, 2013 and 2012, no components were aggregated for the annual impairment reviews.

For each of the three years in the period ended December 31, 2014, the Company performed a qualitative assessment for its goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows. For businesses acquired, there were no significant changes in forecast assumptions between the initial valuation date and the date of the annual impairment tests in the respective years of acquisition. As a result, the estimated fair values of the respective reporting units and indefinite-lived intangible assets were determined to equal their carrying values as of the date of the annual impairment tests. Based on the qualitative assessments for the year ended December 31, 2014, additional testing was performed for two reporting units, one within our Communications operating segment and the other within our Power Generation and Industrial operating segment. We performed additional testing for an indefinite-lived intangible asset in our Power Generation and Industrial segment as well. Based on the qualitative assessments for the year ended December 31, 2013, additional testing was performed for three reporting units, one each within our Oil and Gas, Power Generation and Industrial and Electrical Transmission operating segments. Additional testing was also performed for the indefinite-lived intangible asset for which a quantitative test was performed in 2014.
For the reporting units for which additional testing was required in the years ended December 31, 2014 and 2013, as discussed above, the Company performed a two-step quantitative goodwill impairment test. Management estimated their respective fair values using a discounted cash flow methodology incorporating Level 3 fair value assumptions, including: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Management applied a discounted cash flow technique with an average terminal value in both years equal to 5.5 times normalized year five EBITDA, which is defined as earnings from continuing operations before interest, taxes, depreciation and amortization. The estimated discount rate is the Company’s average cost of capital at the time of the analysis, taking into consideration risks inherent within each reporting unit individually, which is greater than the risk inherent in the Company as a whole. The discount rate was estimated to range from 9.25% to 10.5% per annum for the year ended December 31, 2014 and was estimated to be 7.2% for the year ended December 31, 2013. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the business models of its reporting units and within its industry. The estimated fair values of the reporting units for which quantitative impairment tests were performed for the years ended December 31, 2014 and 2013 were determined to substantially exceed their carrying values. A 100 basis point change in the discount rate would not have had a material impact on the results of these impairment tests as of the date the testing was performed.

For the indefinite-lived intangible asset in the Power Generation and Industrial segment for which additional testing was performed in the years ended December 31, 2014 and 2013, as discussed above, management estimated its fair value using the relief-from-royalty method, which incorporated royalty savings over the estimated lives of the respective intangible asset and a terminal value capitalization rate based on the discount rate and estimated long-term growth rate. The discount rate was estimated to be 10.5% for the year ended December 31, 2014 and 7.2% for the year ended December 31, 2013. The estimated fair value of the indefinite-lived intangible asset exceeded its fair value by just over 10% in 2014. Should management’s expectations prove to be incorrect, in particular, with respect to the discount rate, it could lead to an impairment of this asset. In 2013, the estimated fair value of this indefinite-lived intangible asset was determined to substantially exceed its carrying value.
Subsequent to the Company’s fourth quarter 2014 impairment test, due to a significant decline in oil prices, management performed additional impairment testing for the goodwill and indefinite-lived intangible assets of its Oil and Gas segment. For two of this operating segment’s reporting units, the Company performed a two-step quantitative goodwill impairment test, as described above. Significant assumptions included an average terminal value equal to 5.5 times normalized year five EBITDA and discount rates ranging from 12% to 13.5%, in addition to forecast timing of, and projected success rates and profitability of, project awards, as well as revenue growth and profitability rates consistent with those achieved historically. The estimated fair values of the subsequently tested reporting units exceeded their carrying values by approximately 15% each. Should management’s expectations prove to be incorrect due to: (i) further declines in oil prices and/or instability in worldwide energy markets; (ii) unanticipated delays in project awards, including unplanned project cancellations, or (iii) an increase in interest rates, management’s estimates of future earnings, cash flows and the estimated fair values of these reporting units would be negatively impacted, which could lead to an impairment of goodwill. The Company monitors goodwill and indefinite-lived intangible assets for potential impairment triggers on a quarterly basis.
For the indefinite-lived intangible asset of our Oil and Gas segment, the Company estimated its fair value using a cost methodology, incorporating an estimate of the opportunity cost associated with its loss based on a three-year discounted cash flow methodology. This impairment test incorporated Level 3 fair value assumptions consistent with those discussed above, no terminal value and an estimated discount rate of 13.5%. Based on the subsequent impairment test, the estimated fair value of this indefinite-lived intangible asset was determined to substantially exceed its carrying value.
As of December 31, 2014 and 2013, management believes that its recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, significant changes in the assumptions or estimates used in the Company’s impairment analyses, such as a reduction in profitability and/or cash flows, could result in impairment charges in future periods.
Valuation of Net Assets Acquired and Estimated Future Earn-Out Obligations in Business Combinations
The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and related identifiable tangible and intangible assets. Fair values are calculated using expected cash flows and industry-standard valuation techniques. For current assets and current liabilities, book value is generally assumed to equal fair value. Goodwill is the amount by which consideration paid exceeds the fair value of acquired net assets. Acquisition costs, including acquisition integration costs, are expensed as incurred and are included within general and administrative expenses in the consolidated statements of operations.
Consideration paid generally consists of cash, common stock and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “contingent consideration” or “earn-out” payments. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded within other income or expense in the consolidated statements of operations. Fair value as of the date of acquisition is estimated based on projections of expected future cash flows of the acquired business. Subsequent to the date of acquisition, if future earn-out payments are expected to exceed earn-out payments estimated as of the date of acquisition, then a loss would be recognized in the period in which that expectation is considered probable. Conversely, if future earn-out payments are expected to be less than earn-out payments estimated as of the date of acquisition, a gain would be recognized in the period in which that expectation is considered probable.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize the determination of the fair value of net assets acquired. Adjustments to initial valuations and estimates during the measurement period that reflect newly discovered information that existed as of the date of acquisition are recorded as if the adjustments had been taken into account as of the date of acquisition, which results in the revision of comparative prior period information when presented in subsequent periods. All other adjustments are reflected as income or expense, as appropriate, in the period during which the adjustment is considered probable. See Note 4 - Acquisitions for details of measurement period adjustments associated with the Company’s acquisitions.
Deferred Financing Costs
Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are included in prepaid expenses and other current assets and other long-term assets, respectively, in the consolidated balance sheets. Deferred financing costs are amortized over the related terms of the debt using the effective interest method. During the years ended December 31, 2014 and 2013, the Company incurred $2.6 million and $9.6 million, respectively, of debt-related deferred financing costs. No material debt-related deferred financing costs were incurred for the year ended December 31, 2012. Deferred financing costs, net of accumulated amortization, totaled $13.2 million and $14.0 million as of December 31, 2014 and 2013, respectively. See Note 10 - Debt.
Self-Insurance
The Company is self-insured up to the amount of its deductible for its insurance policies. MasTec maintains insurance policies subject to per claim deductibles of $1.5 million for its workers’ compensation policy, $2.0 million for its general liability policy and $2.0 million for its automobile liability policy. The Company has excess umbrella coverage up to $100.0 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported with assistance from third-party actuaries. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses of $0.5 million. MasTec’s liability for employee group medical claims is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is also required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states. Cash collateral deposited with insurance carriers is included in other long-term assets in the consolidated balance sheets.
The present value of the Company’s self-insurance liability is reflected in the consolidated balance sheets within current and other long-term liabilities, as appropriate. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly, however, these insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and management believes its accruals are adequate. However, a change in experience or actuarial assumptions could materially affect results of operations in a particular period.
Income Taxes
The Company records income taxes using the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of the Company’s assets and liabilities. Income taxes are estimated in each of the jurisdictions in which the Company operates. This process involves estimating the tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets as net current and net long-term assets and/or liabilities, as appropriate. The recording of a deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance is recorded to reduce the asset to its estimated net realizable value. If management determines that the Company may not be able to realize all or part of a deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged to income tax expense in the period the determination is made. Management considers future pretax income and ongoing prudent and feasible tax planning strategies in assessing the estimated net realizable value of tax assets and the corresponding need for a valuation allowance.
In determining the provision for income taxes, management uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which the Company operates. Significant factors that impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. As of December 31, 2014, the Company has not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings, which generally become subject to U.S. taxation upon the remittance of dividends and certain other circumstances, are considered to be insignificant and are intended to be indefinitely reinvested outside the United States. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future.
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

Stock-Based Compensation
The Company has granted to employees and others restricted stock awards and restricted stock units (together “restricted shares”) as well as options to purchase shares of the Company’s common stock. Non-cash stock compensation expense is included within general and administrative expense in the consolidated statements of operations. Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values and the estimated number of shares ultimately expected to vest. The Company records a deferred tax asset, or future tax benefit, based on the amount of share-based compensation recognized in the financial statements over the vesting period of share-based awards. If the fair value on the date of exercise of a stock option, or the fair value on the date of vesting of a restricted share grant, exceeds its fair value on the date of grant, then the tax effect of this difference (“excess tax benefit”) is recorded as an increase to additional paid-in capital (“APIC”), creating an “APIC Pool.” If the fair value on the date of exercise of a stock option, or the fair value on the date of vesting of a restricted share grant, is less than its fair value on the date of grant, then the tax effect of this difference would reduce the APIC Pool. If the APIC Pool is reduced to zero, subsequent shortfalls would increase income tax expense.
Grants of restricted shares are valued based on the closing share price of MasTec’s common stock as reported on the New York Stock Exchange (the “closing share price”) on the date of grant. Compensation expense arising from restricted shares is recognized on a straight line basis over the vesting period. Grants of restricted shares have cliff vesting terms ranging from day of issuance to 3 years. As of December 31, 2014, all outstanding stock options were fully vested.
Upon vesting of restricted shares or upon exercise of options, some of the underlying shares are generally sold to cover the required withholding taxes. However, some participants may choose the net share settlement method to cover withholding tax requirements, in which case shares are not issued, but are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. In addition, shares may also be withheld to pay the exercise price of shares in a cashless option exercise. Withheld shares, which are valued at the closing share price on the date of vesting or exercise, as applicable, are recorded as a reduction to additional paid-in capital and are reflected as a financing activity within the consolidated statements of cash flows. Total shares withheld were approximately 97,389, 71,620, and 38,650 for the years ended December 31, 2014, 2013 and 2012, respectively. Total payments for employee tax obligations to taxing authorities were $2.7 million, $1.2 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company has certain employee stock purchase plans under which shares of the Company’s common stock are available for purchase by eligible employees. These plans allow qualified employees to purchase MasTec, Inc. common stock at 85% of its fair market value at the lower of (i) the date of commencement of the offering period or (ii) the last day of the exercise period, as defined in the plan documents. Through June 30, 2013, the offering period was an annual period, composed of four interim exercise periods. Effective July 1, 2013, the offering period became quarterly. The fair value of purchases under the Company’s employee stock purchase plans is estimated using the Black-Scholes option-pricing valuation model. The determination of fair value of stock-based awards using an option-pricing model is affected by the Company’s stock price as well as assumptions pertaining to several variables, including expected stock price volatility, the expected term of the award and the risk-free rate of interest. In the option-pricing model for the Company’s employee stock purchase plans, expected stock price volatility is based on historical volatility of the Company’s common stock. The expected term of the award is based on historical and expected exercise patterns and the risk-free rate of interest is based on U.S. Treasury yields. The Company has not paid dividends in the past, and does not anticipate paying dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.
Litigation and Contingencies
Litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of exposure and the determination as to whether the amount is reasonably estimable. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, cost and equity method investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration, certain intangible assets and liabilities, including off-market contracts, debt obligations and assets and liabilities classified as held-for-sale.
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value guidance establishes a valuation hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs that may be used are: (i) Level 1 - quoted market prices in active markets for identical assets or liabilities; (ii) Level 2 - observable market-based inputs or other observable inputs; and (iii) Level 3 - significant unobservable inputs that cannot be corroborated by observable market data, which are generally determined using valuation models incorporating management estimates of market participant assumptions. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable and accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of cash collateral deposited with insurance carriers, deferred compensation plan assets and liabilities and outstanding balances on its credit facilities approximate their fair values. Cost and equity method investments are initially recorded at their cost basis.
New Accounting Pronouncements
Accounting Standards Not Yet Adopted
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance for determining whether a cloud computing arrangement includes a software license and requires that all software licenses within the scope of Subtopic 350-40 be accounted for in a manner consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. Retrospective application is permitted for all relevant prior periods. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. Retrospective application is required for all relevant prior periods. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the evaluation that a reporting entity must perform to determine whether it should consolidate certain types of legal entities, reduces the number of consolidation models and places emphasis on risk of loss when determining a controlling financial interest. Under ASU 2015-02, all entities are within the scope of Accounting Standards Codification (“ASC”) Subtopic 810, Consolidation, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause consolidation of VIEs in certain instances. The amendments place more emphasis on variable interests other than fee arrangements and reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the presentation and disclosure requirements of extraordinary items because it was unclear when an item should be considered both unusual and infrequent and it was extremely rare in practice. ASU 2015-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this ASU to have an impact on the consolidated financial statements.
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-16”). The amendments in ASU 2014-16 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. Rather, ASU 2014-16 clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effective for existing hybrid financial instruments issued in the form of a share on a modified retrospective basis for fiscal years, and for interim periods within those years, beginning after December 15, 2015. Retrospective application is permitted for all relevant prior periods. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of this ASU is that a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance and will be required to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosure of assumptions and estimates where significant judgment has been applied. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is effective using either the retrospective or cumulative effect transition method for fiscal years, and for interim periods within those years, beginning after December 15, 2017. Early application is permitted, but not before fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently determining which transition method will be used and evaluating the potential impact of this ASU on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Only disposals of components of an entity representing a strategic shift that has, or will have, a major effect on an entity’s operations and financial results should be reported as discontinued operations under ASU 2014-08. Examples include a disposal of a major geographical area, a major line of business, or a major equity method investment. ASU 2014-08 also requires expanded disclosure about discontinued operations and requires disclosure about individually significant dispositions that do not qualify as a discontinued operation. ASU 2014-08 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2014. The adoption of ASU 2014-08 may impact whether future disposals qualify as discontinued operations. Beginning in 2015, the Company will apply the new guidance, as applicable.
Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”).  ASU 2013-11 provides guidance on the presentation in the financial statements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, and explains that unrecognized tax benefits should be presented as a reduction to deferred tax assets for net operating loss carryforwards, similar tax losses or tax credit carryforwards. To the extent a net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. ASU 2013-11 was effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2013, with retrospective application permitted. The Company adopted ASU 2013-11 as of January 1, 2014. The adoption of this ASU did not have a material impact on the consolidated financial statements.
Note 2 - Independent Investigation of the Audit Committee and Related Restatements

The Audit Committee of the Board of Directors of MasTec, Inc., with the assistance of independent counsel and accounting advisors, has been undertaking an independent investigation primarily with respect to cost-to-complete estimates regarding certain projects within a service line in the Company’s Electrical Transmission segment accounted for under the percentage-of-completion method of accounting. The Audit Committee established and observed a process that the Company followed in the preparation of its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”), including a detailed review of percentage-of-completion accounting at the Company’s Electrical Transmission segment and a detailed review of selected accounting judgments, estimates and entries over a multi-year period across the balance of the Company’s segments selected (the “Selected Items”) to further test the reliability of the previously issued financial statements. The Company has concluded that certain accounting adjustments are appropriate with respect to interim periods in 2014. The investigation arose as a result of concerns communicated to senior management through the Company’s internal reporting system. The Company believes the appropriate accounting adjustments have been determined; however, the Audit Committee’s independent investigation is ongoing and has not reached any findings or conclusions with respect to the underlying causes of these adjustments.
The Company has concluded that its condensed unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2014, June 30, 2014 and September 30, 2014 should be restated. Provided below are restated financial statements for each of the affected 2014 interim periods and related disclosures. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information set forth below.
The following presents the effect of the adjustments on MasTec’s previously reported unaudited net income attributable to MasTec, Inc. (“Net Income”) for each of the affected interim periods (dollar amounts in thousands):

Period	Previously Reported Net Income	Adjustments	Restated Net Income
First Quarter of 2014 (unaudited)	$16,023	$(3,926)	$12,097
Second Quarter of 2014 (unaudited)	$32,050	$1,675	$33,725
Six Months Ended June 30, 2014 (unaudited)	$48,073	$(2,252)	$45,821
Third Quarter of 2014 (unaudited)	$45,271	$3,715	$48,986
Nine Months Ended September 30, 2014 (unaudited)	$93,344	$1,463	$94,807
The adjustments above resulted primarily from cost-to-complete estimate changes for two large and complex Electrical Transmission segment projects accounted for under the percentage-of-completion method. The project contracts in question are with third-party clients. One of the contracts was completed in early 2015 and the other contract is expected to be completed in 2016.

In one project, the Company determined that certain project costs that were incurred and recorded by the Company in the third quarter of 2014 should have been foreseeable and, therefore, should have been included in project cost-to-complete estimates as of the first quarter of 2014. In the other project, the Company determined that certain project cost savings that were realized by the Company during the third and fourth quarters of 2014 should have been foreseeable and, therefore, should have been included in project cost-to-complete estimates as of the second quarter of 2014. Interim Net

Income adjustments related to these projects totaled negative $3.8 million for the three month period ended March 31, 2014 and positive $1.4 million and $3.6 million for the three month periods ended June 30, 2014 and September 30, 2014, respectively.

In addition, Selected Items were reviewed to further test the reliability of the previously issued financial statements. As a result of this review, the Company recorded additional immaterial adjustments, which resulted in changes to previously reported interim Net Income, which adjustments are reflected in the table above.

The following tables present the impact of the restatement adjustments on MasTec’s previously reported condensed unaudited consolidated financial statements for the three month period ended March 31, 2014, the three and six month periods ended June 30, 2014 and the three and nine month periods ended September 30, 2014. Additionally, certain amounts have been reclassified to conform to current year presentation.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. See Note 16 - Segments for additional discussion. The effect of the restatement adjustments on the Company’s previously reported unaudited consolidated EBITDA for the three month period ended March 31, 2014, the three and six month periods ended June 30, 2014 and the three and nine month periods ended September 30, 2014, along with reconciliations to unaudited consolidated income from continuing operations before income taxes for the respective periods, is presented in the tables below.

RESTATED CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended March 31, 2014
	As Reported	Adjustments	As Restated
Revenue	$964,029	$(6,211)	$957,818
Costs of revenue, excluding depreciation and amortization	841,054	270	841,324
Depreciation and amortization	33,494	—	33,494
General and administrative expenses	53,327	—	53,327
Interest expense, net	12,003	—	12,003
Other income, net	(1,955)	(128)	(2,083)
Income from continuing operations before income taxes	$26,106	$(6,353)	$19,753
Provision for income taxes	(9,916)	2,427	(7,489)
Net income from continuing operations	$16,190	$(3,926)	$12,264
Discontinued operations:
Net loss from discontinued operations	$(122)	$—	$(122)
Net income	$16,068	$(3,926)	$12,142
Net income attributable to non-controlling interests	45	—	45
Net income attributable to MasTec, Inc.	$16,023	$(3,926)	$12,097
Earnings per share:
Basic earnings (loss) per share:
Continuing operations	$0.21	$(0.05)	$0.16
Discontinued operations	(0.00)	0.00	(0.00)
Total basic earnings per share (a)	$0.21	$(0.05)	$0.16
Basic weighted average common shares outstanding	77,345	—	77,345
Diluted earnings (loss) per share:
Continuing operations	$0.19	$(0.05)	$0.14
Discontinued operations	(0.00)	0.00	(0.00)
Total diluted earnings per share (a)	$0.19	$(0.05)	$0.14
Diluted weighted average common shares outstanding	86,622	—	86,622

(a)	Earnings per share calculations may contain slight summation differences due to rounding.
The revenue adjustment set forth in the restated condensed unaudited consolidated statements of operations above resulted from a cost-to-complete estimate change on a large and complex Electrical Transmission segment project accounted for under the percentage-of-completion method. In addition, there were other immaterial adjustments identified within various segments, which affected costs of revenue, excluding depreciation and amortization and other income, net. For the three month period ended March 31, 2014, these adjustments resulted in a reduction in revenue of $6.2 million, an increase in costs of revenue, excluding depreciation and amortization, of $0.3 million, an increase in other income, net, of $0.1 million, and a reduction in Net Income of approximately $3.9 million. Basic and diluted earnings per share decreased by $0.05 cents each.

	For the Three Months Ended March 31, 2014
Restated Unaudited EBITDA and EBITDA Reconciliation (in millions):	As Reported	Adjustments	As Restated
EBITDA - Continuing operations	$71.6	$(6.4)	$65.3
Less:
Interest expense, net	(12.0)	—	(12.0)
Depreciation and amortization	(33.5)	—	(33.5)
Income from continuing operations before income taxes	$26.1	$(6.4)	$19.8
Impact of Adjustments on Comparison of Results - Electrical Transmission Segment

As previously reported, Electrical Transmission segment revenue and EBITDA for the three month period ended March 31, 2014 totaled $80 million and $3 million, respectively. As restated, Electrical Transmission segment revenue and EBITDA for the three month period ended March 31, 2014 totaled $74 million and negative $3 million, respectively. EBITDA margin for the Electrical Transmission segment, as previously reported, was 4.4% for the three month period ended March 31, 2014, and as restated, was negative 3.7%. As restated, Electrical Transmission segment revenue for the three month period ended March 31, 2014 decreased versus the prior year period by $11 million, or 13%. Acquisitions contributed $5 million of revenue, whereas organic revenue declined by $15 million, primarily as a result of winter weather disruptions and timing of project startups. As restated, Electrical Transmission segment EBITDA for the three month period ended March 31, 2014 decreased versus the prior year period by $6 million, or 180%, and Electrical Transmission segment EBITDA margin declined to negative 3.7% from positive 4.0% in the prior year period, with a majority of this decline due to production inefficiencies resulting from lower organic revenue.
RESTATED CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31, 2014
	As Reported	Adjustments	As Restated
Net income	$16,068	$(3,926)	$12,142
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(5,335)	(1)	(5,336)
Comprehensive income	$10,733	$(3,927)	$6,806
Comprehensive income attributable to non-controlling interests	45	—	45
Comprehensive income attributable to MasTec, Inc.	$10,688	$(3,927)	$6,761

RESTATED CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$9,261	$—	$9,261
Accounts receivable, net of allowance	1,195,603	(10,367)	1,185,236
Inventories, net	89,146	—	89,146
Prepaid expenses and other current assets, including discontinued operations	63,926	2,426	66,352
Total current assets	$1,357,936	$(7,941)	$1,349,995
Property and equipment, net	509,585	—	509,585
Goodwill	912,885	—	912,885
Other intangible assets, net	171,562	—	171,562
Other long-term assets, including discontinued operations	61,439	—	61,439
Total assets	$3,013,407	$(7,941)	$3,005,466
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$52,949	$—	$52,949
Accounts payable	440,152	271	440,423
Accrued salaries and wages	68,055	—	68,055
Other accrued expenses	60,581	(128)	60,453
Acquisition-related contingent consideration, current	64,694	6,806	71,500
Billings in excess of costs and earnings	109,370	—	109,370
Other current liabilities, including discontinued operations	24,588	(4,157)	20,431
Total current liabilities	$820,389	$2,792	$823,181
Acquisition-related contingent consideration, net of current portion	119,756	(6,806)	112,950
Long-term debt	841,335	—	841,335
Long-term deferred tax liabilities, net	154,151	—	154,151
Other long-term liabilities	40,929	—	40,929
Total liabilities	$1,976,560	$(4,014)	$1,972,546
Commitments and contingencies
Equity:
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 86,993,988 as of March 31, 2014	8,700	—	8,700
Capital surplus	827,863	—	827,863
Contributed shares	6,002	—	6,002
Retained earnings	357,887	(3,926)	353,961
Accumulated other comprehensive loss	(18,621)	(1)	(18,622)
Treasury stock, at cost; 9,467,286 shares as of March 31, 2014	(150,000)	—	(150,000)
Total MasTec, Inc. shareholders’ equity	$1,031,831	$(3,927)	$1,027,904
Non-controlling interests	$5,016	$—	$5,016
Total equity	$1,036,847	$(3,927)	$1,032,920
Total liabilities and equity	$3,013,407	$(7,941)	$3,005,466

As of March 31, 2014, the cost-to-complete estimate changes for the projects discussed above resulted in a decrease in costs and earnings in excess of billings of $6.2 million. There was also a reclassification of $4.2 million from other current liabilities to costs and earnings in excess of billings associated with cost-to-complete estimates. The decrease in Net Income discussed above resulted in an increase in current taxes receivable of $2.4 million. Additionally, there was a $6.8 million reclassification of an earn-out liability that had been earned as of March 31, 2014 from long-term to current liabilities. In addition to the adjustments discussed above, there were other immaterial adjustments identified, which affected accounts payable and other accrued expenses.

RESTATED CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$16,068	$(3,926)	$12,142
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33,494	—	33,494
Non-cash interest expense	2,362	—	2,362
Non-cash stock-based compensation expense	3,260	—	3,260
Excess tax benefit from stock-based compensation	(3,246)	—	(3,246)
Provision for deferred income taxes	3,281	—	3,281
Other non-cash items	623	—	623
(Gains) losses on sales of assets	(1,622)	—	(1,622)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(43,440)	10,367	(33,073)
Inventories	(13,313)	—	(13,313)
Other assets, current and long-term portion	9,034	(2,426)	6,608
Accounts payable and accrued expenses	(14,683)	143	(14,540)
Billings in excess of costs and earnings	(12,247)	—	(12,247)
Book overdrafts	1,266	—	1,266
Other liabilities, current and long-term portion	(1,231)	(4,158)	(5,389)
Net cash used in operating activities	$(20,394)	$—	$(20,394)
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	(23,831)	—	(23,831)
Capital expenditures	(35,554)	—	(35,554)
Proceeds from sale of property and equipment	3,373	—	3,373
Payments for other investments	(1,098)	—	(1,098)
Net cash used in investing activities	$(57,110)	$—	$(57,110)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	233,872	—	233,872
Repayments of credit facilities	(157,349)	—	(157,349)
Repayments of other borrowings	(2,830)	—	(2,830)
Payments of capital lease obligations	(10,956)	—	(10,956)
Payments of tax withholdings and proceeds from stock-based awards, net	(1,451)	—	(1,451)
Excess tax benefit from stock-based compensation	3,246	—	3,246
Payments of financing costs	(218)	—	(218)
Net cash provided by financing activities	$64,314	$—	$64,314
Effect of currency translation on cash	(476)	—	(476)
Net decrease in cash and cash equivalents	(13,666)	—	(13,666)
Cash and cash equivalents - beginning of period	$22,927	$—	$22,927
Cash and cash equivalents - end of period	$9,261	$—	$9,261

Supplemental cash flow information:
Interest paid	$12,430	$—	$12,430
Income taxes paid, net of refunds	$11,928	$—	$11,928
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$8,240	$—	$8,240
Equipment acquired under financing arrangements	$5,780	$—	$5,780
Acquisition-related contingent consideration, new business combinations	$8,700	$—	$8,700

RESTATED CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenue	$1,104,556	$2,676	$1,107,232	$2,068,585	$(3,535)	$2,065,050
Costs of revenue, excluding depreciation and amortization	950,889	(174)	950,715	1,791,943	97	1,792,040
Depreciation and amortization	36,755	—	36,755	70,249	—	70,249
General and administrative expenses	54,237	—	54,237	107,564	—	107,564
Interest expense, net	12,949	—	12,949	24,952	—	24,952
Other income, net	(2,051)	128	(1,923)	(4,007)	—	(4,007)
Income from continuing operations before income taxes	$51,777	$2,722	$54,499	$77,884	$(3,632)	$74,252
Provision for income taxes	(19,714)	(1,047)	(20,761)	(29,630)	1,380	(28,250)
Net income from continuing operations	$32,063	$1,675	$33,738	$48,254	$(2,252)	$46,002
Discontinued operations:
Net loss from discontinued operations	$(149)	$—	$(149)	$(272)	$—	$(272)
Net income	$31,914	$1,675	$33,589	$47,982	$(2,252)	$45,730
Net loss attributable to non-controlling interests	(136)	—	(136)	(91)	—	(91)
Net income attributable to MasTec, Inc.	$32,050	$1,675	$33,725	$48,073	$(2,252)	$45,821
Earnings per share:
Basic earnings (loss) per share:
Continuing operations	$0.41	$0.02	$0.43	$0.62	$(0.03)	$0.59
Discontinued operations	(0.00)	0.00	(0.00)	(0.00)	0.00	(0.00)
Total basic earnings per share (a)	$0.41	$0.02	$0.43	$0.62	$(0.03)	$0.59
Basic weighted average common shares outstanding	78,269	—	78,269	77,810	—	77,810
Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.02	$0.39	$0.56	$(0.03)	$0.53
Discontinued operations	(0.00)	0.00	0.00	(0.00)	0.00	0.00
Total diluted earnings per share (a)	$0.37	$0.02	$0.39	$0.56	$(0.03)	$0.53
Diluted weighted average common shares outstanding	86,730	—	86,730	86,675	—	86,675

(a)	Earnings per share calculations may contain slight summation differences due to rounding.

Of the revenue adjustments set forth in the restated condensed unaudited consolidated statements of operations above, $2.3 million and negative $3.9 million, respectively, resulted from cost-to-complete estimate changes for two large and complex Electrical Transmission segment projects accounted for under the percentage-of-completion method for the three and six month periods ended June 30, 2014. In addition, there were other immaterial adjustments identified within various segments, which affected revenue, costs of revenue, excluding depreciation and amortization, and other income, net. For the three month period ended June 30, 2014, the adjustments resulted in an increase in revenue of $2.7 million, a decrease in costs of revenue, excluding depreciation and amortization, of $0.2 million and a decrease in other income, net of $0.1 million. Net Income increased by approximately $1.7 million. For the six month period ended June 30, 2014, revenue decreased by $3.5 million, costs of revenue, excluding depreciation and amortization, increased by $0.1 million, and Net Income decreased by approximately $2.3 million. Basic and diluted earnings per share for the three month period ended June 30, 2014 increased by $0.02 cents each, and for the six month period ended June 30, 2014, decreased by $0.03 cents each.

	For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
Restated Unaudited EBITDA and EBITDA Reconciliation (in millions):	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
EBITDA - Continuing operations	$101.5	$2.7	$104.2	$173.1	$(3.6)	$169.5
Less:
Interest expense, net	(12.9)	—	(12.9)	(25.0)	—	(25.0)
Depreciation and amortization	(36.8)	—	(36.8)	(70.2)	—	(70.2)
Income from continuing operations before income taxes	$51.8	$2.7	$54.5	$77.9	$(3.6)	$74.3
Impact of Adjustments on Comparison of Results - Electrical Transmission Segment

As previously reported, Electrical Transmission segment revenue for the three and six month periods ended June 30, 2014 totaled $114 million and $195 million, respectively. As restated, Electrical Transmission segment revenue for the three and six month periods ended June 30, 2014 totaled $117 million and $191 million respectively. As restated, Electrical Transmission segment revenue for the three month period ended June 30, 2014 decreased versus the same period in the prior year by $2 million, or 1.5%. Acquisitions contributed $8 million of revenue for the three month period ended June 30, 2014, whereas organic revenue declined by $10 million as compared to the same period in the prior year, primarily as a result of timing of project startups. As restated, segment revenue for the six month period ended June 30, 2014 decreased versus the same period in the prior year by

$12 million, or 6.1%. Acquisitions contributed $13 million of revenue for the six month period ended June 30, 2014, whereas organic revenue declined by $25 million as compared to the same period in the prior year, primarily as a result of first quarter 2014 winter weather disruptions and timing of project startups.

As previously reported, Electrical Transmission EBITDA for the three and six month periods ended June 30, 2014 totaled $17 million and $21 million, respectively. EBITDA margins for the Electrical Transmission segment, as previously reported, were 14.9% and 10.5% for the three and six month periods ended June 30, 2014, respectively. As restated, Electrical Transmission EBITDA for the three and six month periods ended June 30, 2014 totaled $19 million and $17 million, respectively, and EBITDA margins for the Electrical Transmission segment, as restated, were 16.5% and 8.7%, respectively.

As restated, Electrical Transmission EBITDA for the three month period ended June 30, 2014 increased versus the same period in the prior year by $8 million, or 67.7%, and EBITDA margin improved to 16.5% from 9.7% in the prior year period. As restated, EBITDA margins improved by 680 basis points, or approximately $8 million for the three month period ended June 30, 2014, driven primarily by improved project efficiencies versus the same period in prior year. As restated, Electrical Transmission EBITDA for the six month period ended June 30, 2014 increased versus the same period in the prior year by $2 million, or 11.2%, and EBITDA margin improved to 8.7% from 7.3% in the prior year period. As restated, EBITDA margins improved by 140 basis points, or approximately $3 million for the six month period ended June 30, 2014 as compared to the same period in the prior year, driven primarily by improved project efficiencies.

RESTATED CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income	$31,914	$1,675	$33,589	$47,982	$(2,252)	$45,730
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	7,678	(2)	7,676	2,343	(3)	2,340
Comprehensive income	$39,592	$1,673	$41,265	$50,325	$(2,255)	$48,070
Comprehensive loss attributable to non-controlling interests	(136)	—	(136)	(91)	—	(91)
Comprehensive income attributable to MasTec, Inc.	$39,728	$1,673	$41,401	$50,416	$(2,255)	$48,161

RESTATED CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$15,924	$—	$15,924
Accounts receivable, net of allowance	1,288,672	(8,422)	1,280,250
Inventories, net	115,627	—	115,627
Prepaid expenses and other current assets, including discontinued operations	69,429	1,380	70,809
Total current assets	$1,489,652	$(7,042)	$1,482,610
Property and equipment, net	618,672	—	618,672
Goodwill	983,133	—	983,133
Other intangible assets, net	230,592	—	230,592
Other long-term assets, including discontinued operations	73,821	—	73,821
Total assets	$3,395,870	$(7,042)	$3,388,828
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$76,914	$—	$76,914
Accounts payable	494,090	—	494,090
Accrued salaries and wages	63,845	100	63,945
Other accrued expenses	69,401	—	69,401
Acquisition-related contingent consideration, current	36,479	—	36,479
Billings in excess of costs and earnings	109,805	(837)	108,968
Other current liabilities, including discontinued operations	17,940	(4,050)	13,890
Total current liabilities	$868,474	$(4,787)	$863,687
Acquisition-related contingent consideration, net of current portion	116,929	—	116,929
Long-term debt	1,088,666	—	1,088,666
Long-term deferred tax liabilities, net	186,538	—	186,538
Other long-term liabilities	43,949	—	43,949
Total liabilities	$2,304,556	$(4,787)	$2,299,769
Commitments and contingencies
Equity:
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 87,036,192 as of June 30, 2014	8,704	—	8,704
Capital surplus	776,301	—	776,301
Contributed shares	6,002	—	6,002
Retained earnings	389,937	(2,252)	387,685
Accumulated other comprehensive loss	(10,943)	(3)	(10,946)
Treasury stock, at cost: 5,262,831 shares as of June 30, 2014	(83,385)	—	(83,385)
Total MasTec, Inc. shareholders’ equity	$1,086,616	$(2,255)	$1,084,361
Non-controlling interests	$4,698	$—	$4,698
Total equity	$1,091,314	$(2,255)	$1,089,059
Total liabilities and equity	$3,395,870	$(7,042)	$3,388,828

The cost-to-complete estimate changes for the Electrical Transmission projects discussed above, along with an immaterial adjustment for a separate project resulted in a decrease in costs and earnings in excess of billings of $4.4 million. There was also a reclassification of $4.1 million from other current liabilities to costs and earnings in excess of billings associated with cost-to-complete estimates. Billings in excess of costs and earnings decreased by $0.8 million as of June 30, 2014. The decrease in Net Income discussed above resulted in an increase in current taxes receivable of $1.4 million. In addition to the adjustments discussed above, there were other immaterial adjustments identified, which affected costs and earnings in excess of billings and accrued salaries and wages.

RESTATED CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$47,982	$(2,252)	$45,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,249	—	70,249
Non-cash interest expense	4,642	—	4,642
Non-cash stock-based compensation expense	7,480	—	7,480
Excess tax benefit from stock-based compensation	(3,386)	—	(3,386)
Provision for deferred income taxes	11,160	—	11,160
Other non-cash items	438	—	438
(Gains) losses on sales of assets	(2,593)	—	(2,593)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(21,270)	8,422	(12,848)
Inventories	(37,140)	—	(37,140)
Other assets, current and long-term portion	4,655	(1,382)	3,273
Accounts payable and accrued expenses	(8,916)	100	(8,816)
Billings in excess of costs and earnings	(12,258)	(837)	(13,095)
Book overdrafts	(1,355)	—	(1,355)
Other liabilities, current and long-term portion	(4,369)	(4,051)	(8,420)
Net cash provided by operating activities	$55,319	$—	$55,319
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	(162,901)	—	(162,901)
Capital expenditures	(67,566)	—	(67,566)
Proceeds from sale of property and equipment	8,752	—	8,752
Proceeds from other investments, net	573	—	573
Net cash used in investing activities	$(221,142)	$—	$(221,142)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	815,840	—	815,840
Repayments of credit facilities	(463,713)	—	(463,713)
Repayment of senior notes, including convertible notes	(105,325)	—	(105,325)
Repayments of other borrowings	(7,220)	—	(7,220)
Payments of capital lease obligations	(23,023)	—	(23,023)
Payments of tax withholdings and proceeds from stock-based awards, net	(578)	—	(578)
Excess tax benefit from stock-based compensation	3,386	—	3,386
Payments of acquisition-related contingent consideration	(58,902)	—	(58,902)
Payments of financing costs	(1,298)	—	(1,298)
Net cash provided by financing activities	$159,167	$—	$159,167
Effect of currency translation on cash	(347)	—	(347)
Net decrease in cash and cash equivalents	(7,003)	—	(7,003)
Cash and cash equivalents - beginning of period	$22,927	$—	$22,927
Cash and cash equivalents - end of period	$15,924	$—	$15,924

Supplemental cash flow information:
Interest paid	$20,247	$—	$20,247
Income taxes paid, net of refunds	$29,901	$—	$29,901
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$44,574	$—	$44,574
Equipment acquired under financing arrangements	$5,780	$—	$5,780
Acquisition-related contingent consideration, new business combinations	$33,612	$—	$33,612
Premium shares, conversion of convertible notes	$114,785	$—	$114,785

RESTATED CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenue	$1,309,596	$5,892	$1,315,488	$3,378,180	$2,358	$3,380,538
Costs of revenue, excluding depreciation and amortization	1,122,961	(100)	1,122,861	2,914,904	(3)	2,914,901
Depreciation and amortization	41,747	—	41,747	111,996	—	111,996
General and administrative expenses	59,889	—	59,889	167,454	—	167,454
Interest expense, net	12,643	—	12,643	37,595	—	37,595
Other income, net	(1,416)	—	(1,416)	(5,424)	—	(5,424)
Income from continuing operations before income taxes	$73,772	$5,992	$79,764	$151,655	$2,361	$154,016
Provision for income taxes	(28,042)	(2,277)	(30,319)	(57,671)	(898)	(58,569)
Net income from continuing operations	$45,730	$3,715	$49,445	$93,984	$1,463	$95,447
Discontinued operations:
Net loss from discontinued operations, including loss on disposal and impairment charges	$(320)	$—	$(320)	$(592)	$—	$(592)
Net income	$45,410	$3,715	$49,125	$93,392	$1,463	$94,855
Net income attributable to non-controlling interests	139	—	139	48	—	48
Net income attributable to MasTec, Inc.	$45,271	$3,715	$48,986	$93,344	$1,463	$94,807
Earnings per share:
Basic earnings (loss) per share:
Continuing operations	$0.56	$0.04	$0.60	$1.19	$0.02	$1.21
Discontinued operations	(0.00)	0.00	0.00	(0.01)	0.00	(0.01)
Total basic earnings per share (a)	$0.55	$0.05	$0.60	$1.18	$0.02	$1.20
Basic weighted average common shares outstanding	81,811	—	81,811	79,158	—	79,158
Diluted earnings (loss) per share:
Continuing operations	$0.53	$0.04	$0.57	$1.09	$0.02	$1.11
Discontinued operations	(0.00)	0.00	(0.00)	(0.01)	0.00	(0.01)
Total diluted earnings per share (a)	$0.53	$0.04	$0.57	$1.08	$0.02	$1.10
Diluted weighted average common shares outstanding	85,824	—	85,824	86,416	—	86,416

(a)	Earnings per share calculations may contain slight summation differences due to rounding.

Of the revenue adjustments set forth in the restated condensed unaudited consolidated statements of operations above, $5.8 million and $1.9 million, respectively, resulted from cost-to-complete estimate changes for two large and complex Electrical Transmission segment projects accounted for under the percentage-of-completion method for the three and nine month periods ended September 30, 2014. In addition, there were other immaterial adjustments identified within various segments, which affected revenue and costs of revenue, excluding depreciation and amortization. For the three month period ended September 30, 2014, the adjustments discussed above resulted in an increase in revenue of $5.9 million, a decrease in costs of revenue, excluding depreciation and amortization, of $0.1 million, and an increase in Net Income of approximately $3.7 million. For the nine month period ended September 30, 2014, the cumulative effect of the adjustments resulted in an increase in revenue of $2.4 million. Net Income increased by approximately $1.5 million. Basic and diluted earnings per share from continuing operations increased by $0.04 cents each for the three month period ended September 30, 2014. Total basic and diluted earnings per share increased by $0.05 cents and $0.04 cents, respectively, for the three month period ended September 30, 2014. Basic and diluted earnings per share for the nine month period ended September 30, 2014 increased by $0.02 cents each.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Restated Unaudited EBITDA and EBITDA Reconciliation (in millions):	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
EBITDA - Continuing operations	$128.2	$6.0	$134.2	$301.2	$2.4	$303.6
Less:
Interest expense, net	(12.6)	—	(12.6)	(37.6)	—	(37.6)
Depreciation and amortization	(41.7)	—	(41.7)	(112.0)	—	(112.0)
Income from continuing operations before income taxes	$73.8	$6.0	$79.8	$151.7	$2.4	$154.0
Impact of Adjustments on Comparison of Results - Electrical Transmission Segment

As previously reported, Electrical Transmission segment revenue for the three and nine month periods ended September 30, 2014 totaled $133 million and $327 million, respectively. As restated, Electrical Transmission segment revenue for the three and nine month periods ended September 30, 2014 totaled $138 million and $329 million, respectively. As restated, Electrical Transmission segment revenue for the three month period ended September 30, 2014 increased versus the same period in the prior year by $20 million, or 16.6%. Organic revenue growth totaled $17 million, and acquisitions contributed $3 million of increased revenue for the three month period ended September 30, 2014. As restated, segment revenue for the nine month period ended September 30, 2014 increased versus the same period in the prior year by $7 million, or 2.3%. Acquisitions contributed $16 million of increased revenue for the nine month period ended September 30, 2014, whereas organic revenue declined by $9 million versus the same period in the prior year, primarily as a result of first quarter 2014 winter weather disruptions and timing of project startups.

As previously reported, Electrical Transmission EBITDA for the three and nine month periods ended September 30, 2014 totaled $13 million and $33 million, respectively. EBITDA margins for the Electrical Transmission segment, as previously reported, were 9.6% and 10.1% for the three and nine month periods ended September 30, 2014, respectively. As restated, Electrical Transmission EBITDA for the three and nine month periods ended September 30, 2014 totaled $19 million and $35 million, respectively, and EBITDA margins for the Electrical Transmission segment, as restated, were 13.4% and 10.7%, respectively.

As restated, Electrical Transmission EBITDA for the three month period ended September 30, 2014 increased versus the same period in the prior year by $6 million, or 53.3%, and EBITDA margin improved to 13.4% from 10.2% in the prior year period. As restated, EBITDA margins improved by 320 basis points, or approximately $4 million for the three month period ended September 30, 2014 versus the same period in the prior year, driven primarily by improved project efficiencies. As restated, Electrical Transmission EBITDA for the nine month period ended September 30, 2014 increased versus the same period in the prior year by $8 million, or 30.0%, and EBITDA margin improved to 10.7% from 8.4% in the prior year period. As restated, EBITDA margins improved by 230 basis points, or approximately $8 million for the nine month period ended September 30, 2014 as compared to the same period in the prior year, driven primarily by improved project efficiencies.

RESTATED CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income	$45,410	$3,715	$49,125	$93,392	$1,463	$94,855
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(12,944)	(7)	(12,951)	(10,601)	(10)	(10,611)
Comprehensive income	$32,466	$3,708	$36,174	$82,791	$1,453	$84,244
Comprehensive income attributable to non-controlling interests	139	—	139	48	—	48
Comprehensive income attributable to MasTec, Inc.	$32,327	$3,708	$36,035	$82,743	$1,453	$84,196

RESTATED CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	September 30, 2014
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$7,067	$—	$7,067
Accounts receivable, net of allowance	1,389,903	(4,225)	1,385,678
Inventories, net	105,038	—	105,038
Prepaid expenses and other current assets, including discontinued operations	71,944	—	71,944
Total current assets	$1,573,952	$(4,225)	$1,569,727
Property and equipment, net	614,359	—	614,359
Goodwill	1,000,024	—	1,000,024
Other intangible assets, net	222,212	—	222,212
Other long-term assets, including discontinued operations	59,579	—	59,579
Total assets	$3,470,126	$(4,225)	$3,465,901
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$71,798	$—	$71,798
Accounts payable	481,840	—	481,840
Accrued salaries and wages	82,083	—	82,083
Other accrued expenses	82,054	898	82,952
Acquisition-related contingent consideration, current	39,126	—	39,126
Billings in excess of costs and earnings	130,997	(1,265)	129,732
Other current liabilities, including discontinued operations	22,976	(5,311)	17,665
Total current liabilities	$910,874	$(5,678)	$905,196
Acquisition-related contingent consideration, net of current portion	115,649	—	115,649
Long-term debt	1,088,289	—	1,088,289
Long-term deferred tax liabilities, net	180,449	—	180,449
Other long-term liabilities	45,978	—	45,978
Total liabilities	$2,341,239	$(5,678)	$2,335,561
Commitments and contingencies
Equity:
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 87,106,042 as of September 30, 2014	8,711	—	8,711
Capital surplus	781,400	—	781,400
Contributed shares	6,002	—	6,002
Retained earnings	435,208	1,463	436,671
Accumulated other comprehensive loss	(23,887)	(10)	(23,897)
Treasury stock, at cost: 5,262,831 shares as of September 30, 2014	(83,385)	—	(83,385)
Total MasTec, Inc. shareholders’ equity	$1,124,049	$1,453	$1,125,502
Non-controlling interests	$4,838	$—	$4,838
Total equity	$1,128,887	$1,453	$1,130,340
Total liabilities and equity	$3,470,126	$(4,225)	$3,465,901

A reclassification adjustment associated with cost-to-complete estimates reduced other current liabilities and costs and earnings in excess of billings by $5.3 million. Additionally, other cost-to-complete estimate changes for the projects discussed above resulted in an increase in costs and earnings in excess of billings of $1.1 million, for a net decrease in cost in excess of billings and earnings of $4.2 million as of September 30, 2014. Billings in excess of costs and earnings decreased by $1.3 million as of September 30, 2014. The increase in Net Income discussed above resulted in an increase in current taxes payable of $0.9 million.

RESTATED CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$93,392	$1,463	$94,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,996	—	111,996
Non-cash interest expense	6,052	—	6,052
Non-cash stock-based compensation expense	11,584	—	11,584
Excess tax benefit from stock-based compensation	(3,494)	—	(3,494)
Provision for deferred income taxes	4,294	—	4,294
Other non-cash items	1,136	—	1,136
(Gains) losses on sales of assets, including impairment charges on discontinued operations	(4,068)	—	(4,068)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(131,175)	4,225	(126,950)
Inventories	(27,553)	—	(27,553)
Other assets, current and long-term portion	5,202	—	5,202
Accounts payable and accrued expenses	14,521	898	15,419
Billings in excess of costs and earnings	4,171	(1,275)	2,896
Book overdrafts	(10,399)	—	(10,399)
Other liabilities, current and long-term portion	5,360	(5,311)	49
Net cash provided by operating activities	$81,019	$—	$81,019
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	(162,901)	—	(162,901)
Capital expenditures	(90,962)	—	(90,962)
Proceeds from sale of property and equipment	12,204	—	12,204
Proceeds from disposal of business, net of cash divested	—	—	—
Payments for other investments, net	(1,046)	—	(1,046)
Net cash used in investing activities	$(242,705)	$—	$(242,705)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	1,319,623	—	1,319,623
Repayments of credit facilities	(955,151)	—	(955,151)
Repayment of senior notes, including convertible notes	(105,325)	—	(105,325)
Repayments of other borrowings	(15,827)	—	(15,827)
Payments of capital lease obligations	(38,358)	—	(38,358)
Proceeds from stock-based awards, net of tax withholdings	318	—	318
Excess tax benefit from stock-based compensation	3,494	—	3,494
Payments of acquisition-related contingent consideration	(60,341)	—	(60,341)
Payments of financing costs, including call premiums on extinguishment of debt	(1,455)	—	(1,455)
Net cash provided by financing activities	$146,978	$—	$146,978
Effect of currency translation on cash	(1,152)	—	(1,152)
Net decrease in cash and cash equivalents	$(15,860)	$—	$(15,860)
Cash and cash equivalents - beginning of period	$22,927	$—	$22,927
Cash and cash equivalents - end of period	$7,067	$—	$7,067

Supplemental cash flow information:
Interest paid	$35,106	$—	$35,106
Income taxes paid, net of refunds	$46,423	$—	$46,423
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$55,488	$—	$55,488
Equipment acquired under financing arrangements	$6,851	$—	$6,851
Acquisition-related contingent consideration, new business combinations	$34,988	$—	$34,988
Premium shares, conversion of convertible notes	$114,785	$—	$114,785

Note 3 – Earnings Per Share
Basic earnings per share is computed by dividing net income or loss available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income or loss available to MasTec’s common shareholders by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using earnings from continuing operations, including the potential issuance of common shares upon the exercise, conversion or vesting of outstanding stock options and unvested restricted shares, as calculated under the treasury stock method, as well as shares associated with the Company’s convertible debt securities, which matured and were converted in 2014.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Net income attributable to MasTec:
Net income, continuing operations - basic (a)	$122,375	$147,492	$116,639
Interest expense, net of tax, 2009 Convertible Notes	181	315	311
Net income, continuing operations - diluted	$122,556	$147,807	$116,950
Net loss from discontinued operations - basic and diluted (a)	(6,452)	(6,542)	(9,213)
Net income attributable to MasTec - diluted	$116,104	$141,265	$107,737
Weighted average shares outstanding:
Weighted average shares outstanding - basic	79,953	76,923	78,275
Dilutive common stock equivalents	813	777	883
Dilutive premium shares, 2011 Convertible Notes	4,971	6,395	2,118
Dilutive shares, 2009 Convertible Notes	459	806	806
Weighted average shares outstanding - diluted	86,196	84,901	82,082

(a)	Calculated as total net income (loss) less amounts attributable to non-controlling interests.
Convertible Notes
In December 2014, $100 million aggregate principal amount of 4.25% senior convertible notes (the “4.25% Convertible Notes”) matured, at which time the holders elected to convert the notes. The Company paid $97 million in cash and issued 2.4 million shares of common stock in respect of such notes. The 4.25% Convertible Notes were composed of $97 million of 4.25% Convertible Notes issued in 2011 (the “2011 4.25% Notes”) and $3 million of 4.25% Convertible Notes issued in 2009 (the “2009 4.25% Notes”). Additionally, in June 2014, $115 million aggregate principal amount of 4.0% senior convertible notes (the “4.0% Convertible Notes”) matured and were converted and the Company paid $105 million in cash and issued 4.2 million shares of common stock in respect thereof. The 4.0% Convertible Notes were composed of $105 million of 4.0% Convertible Notes issued in 2011 (the “2011 4.0% Notes”) and approximately $10 million of 4.0% Convertible Notes issued in 2009 (the “2009 4.0% Notes”). The 2009 4.0% Notes and the 2009 4.25% Notes are collectively referred to as the “2009 Convertible Notes,” and the 2011 4.0% Notes and the 2011 4.25% Notes are collectively referred to as the “2011 Convertible Notes.” See Note 10 - Debt for additional information.
Until their maturity in 2014, dilutive shares associated with the 2009 Convertible Notes were attributable to the underlying principal amounts and were reflected in the calculation of weighted average diluted earnings per share for the corresponding periods by application of the “if-converted” method. The 2011 Convertible Notes had an optional cash settlement feature, which allowed the Company to settle the principal amount in cash. Until their maturity in 2014, dilutive shares associated with the 2011 Convertible Notes were derived from the premium value of the notes in excess of their principal amounts, as calculated using the treasury stock method. These shares were referred to as “premium shares.”
The 4.0% Convertible Notes were convertible at $15.76 per share and the 4.25% Convertible Notes were convertible at $15.48 per share. The calculations underlying the number of premium shares included in the Company’s diluted share count for the periods indicated are as follows (in thousands, except per share amounts):

	As of and for the Years Ended December 31,
	2013		2012
Premium Share Information:	2011 4.0% Notes	2011 4.25% Notes	2011 4.0% Notes	2011 4.25% Notes
Number of conversion shares, principal amount	6,683	6,268	6,683	6,268
Per share price, actual average	$30.86	$30.86	$18.68	$18.68
Premium value	$100,911	$96,423	$19,494	$20,064
Premium shares	3,270	3,125	1,044	1,074
In addition to the premium shares described above, there were 5.0 million equivalent premium shares included in the Company’s dilutive share calculations for the year ended December 31, 2014 related to the 2011 Convertible Notes, as calculated based on the average price per share of the Company’s common stock from the beginning of the year through the dates of maturity of the respective notes.
Diluted Shares, Other Information
For the year ended December 31, 2014, there were a total of 244,623 weighted average common stock equivalents that were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. For the year ended December 31, 2013, there were no anti-dilutive common stock equivalents and for the year ended December 31, 2012, there were 8,313 weighted average common stock equivalents that were not included in the diluted earnings per share calculations.

Note 4 – Acquisitions
The Company acquired several businesses during 2014, as discussed below. As of December 31, 2014, determination of the fair values of the net assets acquired, including the estimated values of contingent earn-out obligations and the estimated useful lives of acquired assets for certain of these acquisitions, were provisional and remained preliminary. Management continues to assess the valuation of these items and any ultimate purchase price adjustments that may result based on the final net assets and net working capital of the acquired businesses, as prescribed in the corresponding purchase agreements. The Company will revise its preliminary estimates of the fair values of net assets acquired if new information is obtained about the facts and circumstances existing as of the date of acquisition, or for purchase price adjustments, based on the final net assets and net working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or adjust the fair values of, acquired assets and assumed liabilities, and are presented as if the adjustments had been taken into account as of the date of acquisition, which results in the revision of comparative prior period financial information. All changes that do not qualify as measurement period adjustments are included in current period results. See table below for measurement period adjustments relating to previously disclosed balances.

2014 Acquisitions
WesTower
Effective October 1, 2014, MasTec acquired all of the issued and outstanding equity interests of WesTower Communications Inc. (“WesTower”). WesTower is a telecommunications services firm focusing on construction and maintenance of communications infrastructure related to wireless networks throughout the United States. WesTower, which provides services to a number of major wireless carriers throughout the Eastern, Central and Western United States, is expected to expand the Company’s geographical presence, market penetration and skilled employee base within its existing wireless operations. WesTower is reported within the Company’s Communications segment.
The following table summarizes the preliminary estimated fair values of consideration paid and identifiable assets acquired and liabilities assumed as of the date of acquisition (in millions):

Acquisition consideration:	October 1, 2014
Cash	$198.0
Identifiable assets acquired and liabilities assumed:
Accounts receivable	$180.6
Other current assets, including $18.0 million of cash acquired	50.3
Property, equipment and other long-term assets, including deferred tax asset	18.0
Finite-lived intangible assets	42.6
Billings in excess of costs and earnings	(33.3)
Other current liabilities, including current portion of capital lease obligations	(89.8)
Long-term liabilities, including capital lease obligations	(21.1)
Total identifiable net assets	$147.3
Goodwill	$50.7
Total net assets acquired, including goodwill	$198.0

The fair values and weighted average useful lives of WesTower’s acquired finite-lived intangible assets as of the date of acquisition were assigned as follows:

	Fair Value (in millions)	Weighted Average Useful Life (in years)
Finite-lived intangible assets:
Backlog	$4.7	5
Trade name	1.1	4
Non-compete agreements	0.3	4
Customer relationships	36.5	18
Total acquired finite-lived intangible assets	$42.6	16
Finite-lived intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. Goodwill arising from the acquisition represents the estimated value of WesTower’s geographic presence in key high growth markets, its assembled workforce and synergies expected to be achieved from the combined operations of WesTower and MasTec. The goodwill balance is not tax deductible.
In connection with the WesTower acquisition, the Company incurred acquisition integration costs of approximately $5.3 million in the fourth quarter of 2014, which were included within general and administrative expenses within the consolidated statement of operations. These acquisition integration costs consisted primarily of employee termination costs, including employee compensation relating to the elimination of certain positions, which were determined to be redundant, and other integration-type costs. The Company is currently in the process of integrating WesTower and expects to incur additional costs in 2015, including additional employee costs, facility consolidation expenses, system migration expenses, training and other integration costs. A liability for such costs is recognized and accrued when incurred. As of December 31, 2014, $3.5 million was included within current liabilities relating to acquisition integration costs. Liabilities assumed in connection with the WesTower acquisition also include the estimated value of certain off-market contracts, which are recognized in revenue over the terms of the related contracts.
Pacer
Effective June 1, 2014, MasTec acquired all of the issued and outstanding equity interests of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”). Pacer is a western Canadian civil construction services company, headquartered in Calgary, Alberta, Canada.  Pacer’s services include infrastructure construction primarily in support of oil and gas production, processing, mining and transportation. Pacer, a leading contractor in the Canadian oil sands market, is expected to enhance MasTec’s ability to develop energy infrastructure in western Canada and take advantage of associated opportunities in North America over the coming years. Pacer is primarily reported within the Company’s Oil and Gas segment.
The following table summarizes the preliminary estimated fair values of consideration paid and identifiable assets acquired and liabilities assumed, as adjusted, in U.S. dollars as of the date of acquisition (in millions):

Acquisition consideration:	June 1, 2014
Cash	$126.5
Fair value of contingent consideration (earn-out liability)	24.3
Total consideration transferred	$150.8
Identifiable assets acquired and liabilities assumed:
Current assets, including $3.4 million of cash acquired	$114.0
Property and equipment	81.2
Pre-qualifications	38.7
Finite-lived intangible assets	19.4
Current liabilities, including current portion of capital lease obligations and long-term debt	(71.8)
Net equity method investment obligations	(31.0)
Long-term debt, including capital lease obligations	(69.6)
Deferred income taxes	(30.5)
Total identifiable net assets	$50.4
Goodwill	$100.4
Total net assets acquired, including goodwill	$150.8

The values of certain of the assets acquired and liabilities assumed include the proportionate values of Pacer’s undivided interest in an unincorporated contractual joint venture, which is involved in a civil construction project and is accounted for on a proportional basis. Pacer’s undivided interest in this contractual joint venture automatically terminates upon completion of the project. For the year ended December 31, 2014, revenue recognized by the Company on behalf of this contractual joint venture totaled $1.7 million U.S. dollars. As of December 31, 2014, receivables from this contractual joint venture, including acquired receivables, totaled $1.8 million U.S. dollars. There are performance guarantees associated with this contractual joint venture of a gross amount of $132.1 million Canadian dollars, or approximately $113.6 million U.S. dollars as of December 31, 2014, based on the full contract value of the project, for which Pacer is obligated on a joint and several basis with its other joint venture partner. In addition, from time to time, the Company may provide other financing to this contractual joint venture. No amounts were committed as of December 31, 2014. This project was approximately 45% complete as of December 31, 2014 and is included in the Other segment.

The equity method investment obligations identified in the table above represent investments in entities that provide heavy civil construction services. As a result of the ongoing review of the acquired net assets of Pacer, the Company determined that the initial fair value assigned to these investments was in excess of their fair value and that it would cease participation in the operations of one of its equity method investments in 2015 upon completion of the existing projects. Subsequent to the acquisition date, the Company recorded a $49 million reduction to the acquisition date value of Pacer’s equity method investments to reflect their expected fair values, as determined based on their expected net cash outflows, including the wind-down of one of the investments. For the year ended December 31, 2014, revenue recognized by the Company on behalf of these entities totaled $3.1 million U.S. dollars, and as of December 31, 2014, there were no amounts outstanding. There are performance guarantees associated with these entities of a gross amount of approximately $61.2 million U.S. dollars as of December 31, 2014, based on the full contract value of certain projects, for which Pacer is obligated on a joint and several basis with its other shareholders. These projects were in varying stages of completion as of December 31, 2014 and are expected to be principally completed in the third quarter of 2015. As of December 31, 2014, excluding the financial guarantee discussed below, there are also approximately $3.0 million U.S. dollars of other financial guarantees associated with these investments, for which Pacer is obligated on a joint and several basis, the durations of which correspond to those of the guaranteed transactions or borrowings. The Company believes these obligations and guarantees represent variable interests; however, Pacer does not have the power to control the primary activities of, nor is it the primary beneficiary of, these investments. The Company may provide financial support to its other investments in the future.

In March 2015, as part of the initiative to wind down operations of the equity method investee mentioned above, Pacer became the secured creditor thereof by purchasing the outstanding revolving credit facility of this investee for approximately $20.8 million U.S. dollars in order to satisfy its obligations pursuant to a financial guarantee to the investee’s lender. This payment is included within Pacer’s net equity method investment obligations as of the date of acquisition in the table above, and as of December 31, 2014, approximately $22.6 million U.S. dollars is included within other current liabilities in the Company’s consolidated balance sheet. Subsequent to Pacer’s purchase of the outstanding credit facility, a receivership order was granted to assist with the orderly wind-down of the investee’s operations. As part of the receivership proceedings, Pacer initially committed to provide the receiver financing of up to approximately $7.9 million U.S. dollars as of March 31, 2015. In May 2015, the receiver requested additional receivership financing commitments of up to approximately $54.6 million U.S. dollars. As of July 24, 2015, Pacer had paid approximately $37.2 million U.S. dollars under this commitment. The Company anticipates the wind-down period of this receivership will substantially conclude in the third quarter of 2015. Based on operational estimates from the receiver, the Company believes Pacer will be repaid the amounts advanced under the receivership financing commitment within the next twelve months.

Subsequent to the acquisition date, in connection with the ongoing review of the acquired net working capital and acquired net assets of Pacer, the Company recorded an $8.4 million increase in property and equipment, a $5.6 million increase in certain current liabilities and a $1.2 million increase in long-term deferred tax liabilities. These adjustments, along with the adjustment to the equity method investment obligations discussed above, as well as other immaterial adjustments, net, in the acquisition date values of certain current assets and intangible assets, resulted in a $47.5 million increase in the acquisition date value of goodwill associated with the Pacer acquisition.

The fair values and weighted average useful lives of Pacer’s acquired finite-lived intangible assets, as adjusted, as of the date of acquisition were assigned as follows:

	Fair Value (in millions)	Weighted Average Useful Life (in years)
Finite-lived intangible assets:
Backlog	$6.1	3
Non-compete agreements	2.3	9
Customer relationships	11.0	8
Total acquired finite-lived intangible assets	$19.4	6

Finite-lived intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to Pacer’s pre-qualifications with selected customer companies has been assigned an indefinite life as the pre-qualifications are not expected to expire or diminish in value, and the companies to which they relate have extremely long operating histories. Goodwill arising from the acquisition represents the estimated value of Pacer’s geographic presence in key high-growth Canadian markets, its assembled workforce, its management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of Pacer and MasTec. The goodwill balance is not tax deductible.

The contingent consideration included in the table above equals 25% of the excess, if any, of Pacer’s earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) above certain thresholds for a five-year period, as set forth in the purchase agreement, and is payable annually in Canadian dollars. The fair value of the earn-out liability was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement is estimated to be between $0 and $71 million Canadian dollars, or approximately $0 and $61 million U.S. dollars as of December 31, 2014; however, there is no maximum earn-out payment amount. As is customary for purchase agreements in the industry, the earn-out agreement contains certain right of offset provisions, under which the Company may, under certain circumstances, offset against the earn-out liability working capital adjustments, indemnification claims and similar items owed from the former owners of the entity.

Other 2014 Acquisitions

Effective April 1, 2014, MasTec acquired 100% of a telecommunications services firm, specializing in the installation of in-home security systems, for an aggregate purchase price composed of approximately $16.3 million in cash, as adjusted for the final net working capital, and a five year earn-out, valued at $0.6 million as of December 31, 2014. Additionally, effective January 1, 2014, MasTec acquired 100% of a telecommunications services firm, specializing in the engineering, installation, furnishing and integration of telecommunications equipment, for an aggregate purchase price composed of approximately $23.8 million in cash and a five year earn-out, valued at $8.7 million as of December 31, 2014. These companies are included in MasTec’s Communications segment.

2013 Acquisitions
Big Country
Effective May 1, 2013, MasTec acquired all of the issued and outstanding equity interests of Big Country Energy Services, Inc. and its affiliated operating companies (collectively, “Big Country”). Big Country is a North American oil and gas pipeline and facility construction services company, headquartered in Calgary, Alberta, Canada.  Big Country also has construction offices in Alberta, British Columbia and Saskatchewan, Canada, as well as in Wyoming and North Dakota. Big Country’s services include oil, natural gas and natural gas liquids gathering systems and pipeline construction; pipeline modification and replacement services; compressor and pumping station construction; and other related services supporting the oil and gas production, processing and transportation industries. Big Country is reported within the Company’s Oil and Gas segment.

The following table summarizes the fair values of consideration paid and identifiable assets acquired and liabilities assumed, as adjusted for the final net working capital, estimated earn-out liability and the estimated fair values of acquired net assets, in U.S. dollars as of the date of acquisition (in millions):

Acquisition consideration:	May 1, 2013
Cash	$103.5
Fair value of contingent consideration (earn-out liability)	25.3
Total consideration transferred	$128.8
Identifiable assets acquired and liabilities assumed:
Current assets	$69.0
Property and equipment	43.5
Pre-qualifications	29.6
Finite-lived intangible assets	10.7
Current liabilities, including current portion of capital lease obligations and long-term debt	(24.4)
Long-term debt, including capital lease obligations	(23.0)
Deferred income taxes	(14.4)
Total identifiable net assets	$91.0
Goodwill	$37.8
Total net assets acquired, including goodwill	$128.8

The fair values and weighted average useful lives of Big Country’s acquired finite-lived intangible assets, as adjusted, as of the date of acquisition were assigned as follows:

	Fair Value (in millions)	Weighted Average Useful Life (in years)
Finite-lived intangible assets:
Backlog	$1.9	3
Non-compete agreements	1.8	9
Customer relationships	7.0	7
Total acquired finite-lived intangible assets	$10.7	6

Finite-lived intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to Big Country’s pre-qualifications with companies in the oil and gas industry has been assigned an indefinite life as the pre-qualifications are not expected to expire or diminish in value, and the companies to which they relate have extremely long operating histories. Goodwill arising from the acquisition represents the estimated value of Big Country’s geographic presence in key high growth Canadian markets, its assembled workforce, its management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of Big Country and MasTec. As of the date of acquisition, the total amount of goodwill expected to be deductible for tax purposes was $4.0 million.

The contingent earn-out obligation equals 25% of the excess, if any, of Big Country’s EBITDA above certain thresholds for a five-year period, as set forth in the purchase agreement, and is payable annually in cash in Canadian dollars. The fair value of the earn-out liability was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement is estimated to be between $10 million and $79 million Canadian dollars, or approximately $9 million and $68 million U.S. dollars as of December 31, 2014; however, there is no maximum earn-out payment amount. As is customary for purchase agreements in the industry, the earn-out agreement contains certain right of offset provisions, under which the Company may, under certain circumstances, offset against the earn-out liability working capital adjustments, indemnification claims and similar items owed from the former owners of the entity.
Other 2013 Acquisitions

Effective April 1, 2013, MasTec acquired a former subcontractor to its wireless business, which provides self-perform communications tower construction, installation, maintenance and other services in support of telecommunications infrastructure construction in the Company’s Communications segment. In addition, effective August 1, 2013, MasTec acquired an electrical transmission services company, which focuses primarily on substation construction activities within the Company’s Electrical Transmission segment.

Measurement Period Adjustments, 2013 Acquisitions

Measurement period adjustments associated with the Company’s 2013 acquisitions have been reflected as follows (in millions):

As of December 31, 2013:	As Previously Reported	Measurement Period Adjustments	As Revised
Current assets	$1,306.0	$1.0	$1,307.0
Goodwill	$899.4	$2.6	$902.0
Current liabilities	$825.5	$3.7	$829.2
Long-term deferred tax liabilities, net	$154.9	$(0.1)	$154.8

2012 Acquisitions

Effective December 1, 2012, MasTec acquired Bottom Line Services, LLC (“BLS”), a natural gas and petroleum pipeline infrastructure services company for an aggregate purchase price composed of approximately $67.6 million in cash, and a five year earn-out, valued at $4.6 million as of December 31, 2014, which represented a reduction of $6.4 million and was recognized in the fourth quarter of 2014. BLS, which is included in the Company’s Oil and Gas segment, provides pipeline and facilities construction, painting and maintenance services, primarily in eastern Texas. Additionally, effective December 1, 2012, MasTec acquired a former subcontractor to MasTec’s oil and gas business, which provides self-perform clearing and trenching services for natural gas and petroleum pipeline infrastructure construction and is included in the Company’s Oil and Gas segment. MasTec also acquired a former subcontractor to MasTec’s wireless business, which provides self-perform communications tower construction, installation, maintenance and other services in support of telecommunications infrastructure construction and is included in the Company’s Communications segment.

Unaudited Pro Forma Information
The following unaudited supplemental pro forma financial information includes the results of operations of each of the companies acquired in 2014, 2013 and 2012 and is presented as if each acquired company had been consolidated as of the beginning of the year immediately preceding the year in which such company was acquired. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond MasTec’s control.
The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of MasTec to include the historical results of the acquired businesses described above, and was then adjusted (i) to remove one-time acquisition costs, including certain acquisition integration costs; (ii) to increase amortization expense resulting from the incremental intangible assets acquired; (iii) to increase interest expense as a result of the cash consideration paid; (iv) to remove integration-related employee redundancy costs; and (v) to reduce interest expense from the repayment of acquired debt. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from these acquisitions.

	For the Years Ended December 31,
Unaudited pro forma financial information (in millions):	2014	2013	2012
Revenue	$5,085.2	$5,465.9	$4,199.6
Net income from continuing operations	$130.3	$160.8	$131.0

Results of Businesses Acquired

Revenue and net (loss) income from continuing operations resulting from the year-over-year incremental impact of acquired businesses, which are included within the Company’s consolidated results of operations for the years indicated, were as follows (in millions):

	For the Years Ended December 31,
Actual of acquirees (year-over-year impact):	2014	2013	2012
Revenue	$565.4	$406.6	$170.8
Net (loss) income from continuing operations (a)	$0.7	$20.0	$11.8

(a)
Acquiree net (loss) income from continuing operations for the year ended December 31, 2014 includes approximately $5.0 million of the $5.3 million total acquisition integration costs incurred in connection with the WesTower acquisition. The above results, however, do not include other acquisition-related costs of $2.7 million, $1.9 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included within general and administrative expenses in the Company’s consolidated statements of operations. The above results also do not include interest expense associated with consideration paid for these acquisitions.

Note 5 – Discontinued Operations
In determining whether a group of assets to be disposed of should be presented as a discontinued operation, management determines whether such assets comprise a component of the Company, which includes an assessment as to whether it has historic operations and cash flows that can be clearly distinguished. Management also determines whether the cash flows associated with the group of assets will be significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company will have no significant continuing involvement in the operations of the disposed assets after the disposal transaction. If management believes these conditions exist, then the assets and liabilities and results of operations of the assets to be disposed, as well as any estimated gain or loss on the disposal transaction, are aggregated for presentation separately from the financial position and operating results of the Company’s continuing operations.
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
Globetec
In 2012, the Company’s Board of Directors approved a plan of sale for its Globetec business. In 2013, the Company sold its interests in Globetec for nominal consideration and retained certain contingent assets and liabilities. In 2014, management determined that the contingent assets associated with Globetec were not recoverable and recorded additional losses on disposal of $9.6 million. As of December 31, 2014, there were no remaining contingent assets. As of December 31, 2013, $2.3 million of contingent assets were included within prepaid expenses and other current assets in the consolidated balance sheets, and $10.1 million of contingent assets were included within other long-term assets in the consolidated balance sheets. As of December 31, 2014 and 2013, $1.3 million and $1.2 million of contingent liabilities, respectively, were included within other current liabilities in the consolidated balance sheets. Revenue from discontinued operations for Globetec totaled $18.0 million and $18.8 million for the years ended 2013 and 2012, respectively. Net loss from discontinued operations for Globetec totaled $6.5 million, $6.5 million and $12.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which $5.8 million, $4.4 million and $8.3 million represented losses on disposal and impairment charges, net of tax, for the years ended December 31, 2014, 2013 and 2012, respectively. The Company is not obligated to support and does not intend to support Globetec in the future.
DirectStar
In June 2012, the Company sold its equity interests in DirectStar for a net sale price of $98.9 million in cash. Revenue and net income from discontinued operations for DirectStar totaled $60.2 million and $3.7 million, respectively, for the year ended December 31, 2012.
Note 6 - Goodwill and Other Intangible Assets
The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Balance as of December 31, 2012	$306.1	$273.4	$129.5	$117.6	$826.6
Additions from new business combinations	7.1	37.8	20.4	—	65.3
Accruals of acquisition-related contingent consideration, net (a)	13.6	—	—	—	13.6
Currency translation adjustments	—	(3.5)	—	—	(3.5)
Balance as of December 31, 2013	$326.8	$307.7	$149.9	$117.6	$902.0
Additions from new business combinations	84.4	100.4	—	—	184.8
Accruals of acquisition-related contingent consideration, net (a)	6.5	—	—	—	6.5
Currency translation adjustments	—	(10.8)	—	—	(10.8)
Balance as of December 31, 2014	$417.7	$397.3	$149.9	$117.6	$1,082.5

(a)	Represents contingent consideration for acquisitions prior to January 1, 2009, which is accrued as earned, in accordance with U.S. GAAP.

As of December 31, 2014, the Company does not have accumulated impairment losses. The goodwill balances as of December 31, 2013 for the Communications, Oil and Gas and Electrical Transmission segments were updated in 2014 to reflect measurement period purchase accounting adjustments. As a result of these measurement period adjustments, Communications segment goodwill decreased by $0.9 million, Oil and Gas segment goodwill increased by $2.5 million and Electrical Transmission segment goodwill increased by $1.0 million as of December 31, 2013. See Note 4 - Acquisitions.
The following table provides a reconciliation of changes in other intangible assets for the periods indicated (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross carrying amount as of December 31, 2012	$34.8	$31.3	$109.6	$19.8	$195.5
Accumulated amortization			(48.3)	(10.2)	(58.5)
Other intangible assets, net, as of December 31, 2012	$34.8	$31.3	$61.3	$9.6	$137.0
Additions from new business combinations	—	29.6	19.5	2.8	51.9
Amortization expense			(19.6)	(1.6)	(21.2)
Currency translation adjustments	—	(1.5)	(0.5)	(0.1)	(2.1)
Other intangible assets, net, as of December 31, 2013	$34.8	$59.4	$60.7	$10.7	$165.6
Additions from new business combinations	—	38.7	73.4	4.2	116.3
Amortization expense			(23.2)	(1.9)	(25.1)
Currency translation adjustments	—	(4.8)	(1.4)	(0.2)	(6.4)
Other intangible assets, net, as of December 31, 2014	$34.8	$93.3	$109.5	$12.8	$250.4
Remaining weighted average amortization period (in years)			13	11	13

(a)	Consists principally of trade names and non-compete agreements.
Amortization expense associated with intangible assets for the years ended December 31, 2014, 2013 and 2012 totaled $25.1 million, $21.2 million and $12.2 million, respectively. Expected future amortization expense associated with amortizing intangible assets as of December 31, 2014 is summarized in the following table (in millions):

Amortization Expense
2015	$29.8
2016	21.5
2017	16.9
2018	13.1
2019	8.7
Thereafter	32.3
Total	$122.3
Note 7 – Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2014 and 2013, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration liabilities, which represent the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after January 1, 2009 (“ASC 805 contingent consideration”), in accordance with U.S. GAAP. The fair value of ASC 805 contingent consideration is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and is evaluated on an ongoing basis. As of December 31, 2014 and 2013, the fair value of the Company’s ASC 805 contingent consideration totaled $146.1 million and $165.4 million, respectively.
Additions to ASC 805 contingent consideration from new business combinations for the years ended December 31, 2014, 2013 and 2012 totaled $33.6 million, $32.5 million and $66.7 million, respectively. The Company paid approximately $48.4 million, $8.5 million and $3.8 million of ASC 805 contingent consideration for the years December 31, 2014, 2013 and 2012, respectively. Foreign currency translation gains and/or losses associated with ASC 805 contingent consideration are included in other comprehensive income. For the years ended December 31, 2014, 2013 and 2012, foreign currency translation gains associated with ASC 805 contingent consideration totaled $4.5 million, $2.2 million and $0.1 million, respectively.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which remeasurement occurs in the event of an impairment or other measurement event, if applicable, include items such as cost and equity method investments, life insurance assets, long-lived assets, goodwill, other intangible assets and liabilities, including off-market contracts and debt. Carrying amounts and estimated fair values of selected financial instruments measured on a non-recurring basis as of the dates indicated were as follows (in millions):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
4.875% Senior Notes	$400.0	$375.0	$400.0	$380.0
2009 Convertible Notes	$—	$—	$12.6	$26.6
2011 Convertible Notes	$—	$—	$198.3	$428.3

The estimated fair values of the Company’s 4.875% Senior Notes, 2009 Convertible Notes and 2011 Convertible Notes are based on quoted market prices in active markets, a Level 1 input. During the year ended December 31, 2014, the Company’s 2009 and 2011 Convertible Notes matured.

Cost and Equity Method Investments. The aggregate carrying value of the Company’s cost and equity method investment assets, including long-term receivables from investees and contractual joint ventures, totaled approximately $17.7 million and $15.0 million as of December 31, 2014 and 2013, respectively. In addition, as of December 31, 2014, the Company had approximately $32.4 million of other current liabilities relating to an equity method investment. The fair values of the Company’s cost and equity method investments are not readily available. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost and/or equity method investments as of December 31, 2014 or 2013.
Note 8 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	December 31,
	2014	2013
Contract billings	$669.7	$598.2
Retainage	162.2	159.3
Costs and earnings in excess of billings	485.6	392.9
Accounts receivable, gross	$1,317.5	$1,150.4
Less allowance for doubtful accounts	(13.9)	(15.7)
Accounts receivable, net	$1,303.6	$1,134.7

Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Receivables expected to be collected beyond one year are recorded within other long-term assets.

Activity in the allowance for doubtful accounts for the periods indicated is as follows (in millions):

	For the Years Ended December 31,
	2014	2013
Allowance for doubtful accounts at beginning of year	$15.7	$11.3
Provision for doubtful accounts	1.8	6.1
Amounts charged against the allowance	(3.6)	(1.7)
Allowance for doubtful accounts at end of year	$13.9	$15.7

The provision for doubtful accounts for the year ended December 31, 2014 includes a reversal of $0.5 million to eliminate a reserve that was not required and should have been reversed in a prior year. Based on materiality considerations, this item was recognized in 2014.

During 2014, the Company entered into a non-recourse financing arrangement, under which certain receivables are purchased by the customer’s bank for a nominal fee. This arrangement improves the collection cycle time of the related receivables, the effect of which amounted to cash collections of approximately $70 million in 2014. Cash collected from this arrangement is reflected within cash provided by operating activities. The discount charge, which was immaterial in 2014, is included within interest expense in the consolidated statements of operations.

Note 9 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	December 31,
	2014	2013	Estimated Useful Lives (in years)
Land	$4.6	$4.8
Buildings and leasehold improvements	19.9	18.0	3 – 40
Machinery and equipment	926.1	727.1	2 – 20
Office furniture and equipment	126.1	102.5	3 – 7
Construction in progress	12.0	11.0
Total property and equipment	$1,088.7	$863.4
Less accumulated depreciation and amortization	(465.6)	(375.3)
Property and equipment, net	$623.1	$488.1

The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $92.7 million and $78.1 million as of December 31, 2014 and 2013, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $33.6 million and $27.3 million as of December 31, 2014 and 2013, respectively. Depreciation and amortization expense associated with property and equipment of continuing operations for the years ended December 31, 2014, 2013 and 2012 totaled $129.4 million, $119.7 million and $79.8 million, respectively. For the year ended December 31, 2012, $0.6 million of depreciation expense was included within the results of operations from discontinued operations.
Note 10 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2014	2013
Senior secured credit facility:
Revolving loans	October 29, 2018	$282.7	$53.0
Term loan	November 21, 2019	250.0	—
4.875% senior notes	March 15, 2023	400.0	400.0
2011 4.0% senior convertible notes	June 15, 2014	—	103.8
2011 4.25% senior convertible notes	December 15, 2014	—	94.5
2009 4.0% senior convertible notes	June 15, 2014	—	9.6
2009 4.25% senior convertible notes	December 15, 2014	—	3.0
Other credit facilities	Varies	1.2	—
Capital lease obligations, weighted average interest rate of 2.8%	In installments through June 13, 2021	176.5	126.0
Notes payable, equipment, weighted average interest rate of 2.8%	In installments through May 1, 2018	24.4	26.9
Total debt		$1,134.8	$816.8
Less current maturities		(73.6)	(51.4)
Long-term debt		$1,061.2	$765.4

Senior Secured Credit Facility
In November 2014, the Company amended its senior secured credit facility, referred to as the Credit Facility. Under the Credit Facility, aggregate borrowing commitments total $1.25 billion, composed of $1.0 billion of revolving commitments and a term loan in the aggregate principal amount of $250 million (the “Term Loan”). The Credit Facility provides the ability to borrow in either Mexican pesos or Canadian dollars, up to an aggregate equivalent amount of $200 million U.S. dollars. Revolving commitments under the Credit Facility mature on October 29, 2018, and the Term Loan matures on November 21, 2019. The Term Loan is subject to amortization in quarterly principal installments of $3.1 million, subject to reduction as a result of the application of certain prepayments in accordance with the terms of the Credit Facility, commencing as of the quarter ending March 31, 2016 and continuing for each fiscal quarter thereafter. The maximum amount available for letters of credit under the Credit Facility is $450 million, of which up to $100 million can be denominated in either Mexican pesos or Canadian dollars. The Credit Facility also provides for swing line loans of up to $75 million. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including the repurchase or prepayment of indebtedness, equity, joint venture and other investments and share repurchases. The Company used the net proceeds from the Term Loan to repay certain other outstanding indebtedness under the Credit Facility. Approximately $2.5 million of financing costs were incurred in 2014 in connection with amendments to the Credit Facility, including the Term Loan. Deferred financing costs associated with the Credit Facility, including the Term Loan, totaled $6.9 million and $5.8 million, net of accumulated amortization as of December 31, 2014 and 2013, respectively. These deferred costs are included within the consolidated balance sheets as prepaid expenses and other current assets and other long-term assets, as appropriate, and are being amortized over the remaining terms of the Credit Facility and Term Loan.
As of December 31, 2014 and 2013, outstanding revolving loans under the Credit Facility accrued interest at weighted average rates of approximately 2.18% and 2.14% per annum, respectively, and the Term Loan accrued interest at a rate of 1.92% as of December 31, 2014. Letters of credit of approximately $153.6 million and $134.8 million were issued as of December 31, 2014 and 2013, respectively. As of December 31, 2014, letter of credit fees accrued at 0.875% per annum for performance standby letters of credit and at 1.75% per annum for financial standby letters of credit. As of December 31, 2013, letters of credit fees accrued at 0.75% per annum for performance standby letters of credit and at 1.5% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2014 and 2013, borrowing capacity of $563.7 million and $562.1 million, respectively, was available for revolving loans, or up to $296.4 million and $315.2 million, respectively, for new letters of credit. The unused facility fee was 0.35% and 0.30% as of December 31, 2014 and 2013, respectively.
Under an “accordion” feature of the Credit Facility, the Company has the option to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of $250 million. These additional term loan tranches may, subject to certain terms and conditions described in the Credit Facility, rank equal or junior in respect of right of payment and/or collateral to the Credit Facility and may, subject to certain limitations described in the Credit Facility, have terms and pricing that differ from the Credit Facility.
Outstanding revolving loans and the Term Loan under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) a Eurocurrency Rate, as defined in the Credit Facility, plus a margin of 1.00% to 2.00% or (b) a Base Rate, plus a margin of 0.00% to 1.00%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%. Financial standby letters of credit and commercial letters of credit issued under the Credit Facility are subject to a letter of credit fee of 1.00% to 2.00%, and performance standby letters of credit are subject to a letter of credit fee of 0.50% to 1.00%. The Company must also pay a commitment fee to the lenders of 0.20% to 0.40% on any unused availability under the Credit Facility. In each of the foregoing cases, the applicable margin or fee is based on the Company’s consolidated leverage ratio, as defined in the Credit Facility, as of the then most recent fiscal quarter.
The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions. Under the Credit Facility, if the “Loan Party EBITDA,” as defined in the Credit Facility, as of the last four consecutive fiscal quarters does not represent at least 70% of the “Adjusted Consolidated EBITDA,” as defined in the Credit Facility, for such period, then the Company must designate additional subsidiaries as Guarantor Subsidiaries, and cause them to join the applicable guaranty and security agreements to the Credit Facility. Additionally, any domestic subsidiary with consolidated EBITDA of at least 15% of the Adjusted Consolidated EBITDA must become a Guarantor Subsidiary and join the applicable guaranty and security agreements.
The Credit Facility requires that the Company maintain a maximum consolidated leverage ratio, as defined in the Credit Facility, of 3.50 and a minimum consolidated interest coverage ratio, as defined in the Credit Facility, of 3.00; however, the Credit Facility provides that, for purposes of calculating the consolidated leverage ratio, funded indebtedness excludes the undrawn standby performance letters of credit. Additionally, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $50 million occurs during a fiscal quarter, the Company has the right to permit the consolidated leverage ratio to exceed 3.50 during such fiscal quarter and the subsequent two fiscal quarters so long as the consolidated leverage ratio does not exceed 3.75 at any time during such period. Such right may be exercised no more than two times during the term of the Credit Facility. Subject to customary exceptions, the Credit Facility limits the borrowers’ and the Guarantor Subsidiaries’ ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, capital expenditures, asset sales, debt prepayments, lien incurrence and the making of distributions or repurchases of capital stock. However, distributions payable solely in capital stock are permitted. The Credit Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies upon an Event of Default, as defined in the Credit Facility, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Facility obligations.
The Credit Facility includes a requirement to deliver periodic financial statements to the bank group under the Credit Facility. In connection with the delayed filing of the Company’s Form 10-K for the year ended December 31, 2014 and the Company’s Form 10-Q for the quarter ended March 31, 2015, the Company received consents from its bank group, which extended the delivery date requirements of the Company’s audited consolidated financial statements for the year ended December 31, 2014 and the condensed unaudited consolidated financial statements for the quarter ended March 31, 2015, as well as the delivery date of the Company’s condensed unaudited consolidated financial statements for the quarter ended June 30, 2015, should it be necessary, to September 1, 2015.

Other Credit Facilities. To support the working capital requirements of its foreign operations, the Company entered into certain other credit facilities during the year ended December 31, 2014. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are primarily denominated in Canadian dollars. Maximum borrowing capacity totaled $45.0 million Canadian dollars, or approximately $38.7 million U.S. dollars as of December 31, 2014. Outstanding borrowings totaled approximately $1.2 million U.S. dollars as of December 31, 2014, which accrued interest at a weighted average rate of 4.0%. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities are classified within long-term debt in the Company’s consolidated balance sheet as of December 31, 2014. The Company’s other credit facilities are subject to customary provisions and covenants.
Senior Convertible Notes

The Company’s 4.25% Convertible Notes matured and were converted in December 2014. The 2009 4.25% Notes were convertible at a rate of 64.6162 shares of MasTec common stock per $1,000 principal amount thereof, representing a conversion price of approximately $15.48 per share, and resulted in MasTec issuing an aggregate of 0.2 million shares of its common stock. The 2011 4.25% Notes were substantially identical to the 2009 4.25% Notes, except that the 2011 4.25% Notes had an optional physical (share), cash or combination settlement feature. In accordance with the Company’s previously stated intent, it settled the principal amount of the 2011 4.25% Notes in cash, using proceeds from the Credit Facility, and the premium value in shares of common stock. Pursuant to the formula contained in the indenture governing the 2011 4.25% Notes, the Company issued 2.2 million shares of common stock to settle the premium value of the 2011 4.25% Notes. The value of the shares issued to settle the premium was $41.0 million, based on the closing price of the Company’s common stock on the date the shares were issued. The 2.4 million aggregate shares issued in settlement of the 4.25% Convertible Notes were issued from the Company’s treasury stock.
Additionally, the Company’s 4.0% Convertible Notes matured and were converted in June 2014. The 2009 4.0% Notes were convertible at a rate of 63.4417 shares of MasTec common stock per $1,000 principal amount thereof, representing a conversion price of approximately $15.76 per share, and resulted in MasTec issuing an aggregate of 0.6 million shares of its common stock. The 2011 4.0% Notes contained an optional physical (share), cash or combination settlement feature, under which the Company settled the principal amount of the 2011 4.0% Notes in cash, using proceeds from its Credit Facility, and the premium value in shares, which amounted to 3.6 million shares of common stock pursuant to the formula contained in the indenture governing the 2011 4.0% Notes. The value of the shares issued to settle the premium was $114.8 million, based on the closing price of the Company’s common stock on the date the shares were issued. The 4.2 million aggregate shares issued in settlement of the 4.0% Convertible Notes were issued from the Company’s treasury stock.
4.875% Senior Notes and 7.625% Senior Notes
On March 18, 2013, the Company issued $400 million of 4.875% Senior Notes due March 15, 2023 in a registered public offering. Interest on the 4.875% Senior Notes is payable on March 15 and September 15 of each year, and commenced on September 15, 2013. The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt and are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness. See Note 20 - Supplemental Guarantor Condensed Consolidating Financial Information. The 4.875% Senior Notes are effectively junior to MasTec’s secured debt, including the Credit Facility and the Term Loan, to the extent of the value of the assets securing that debt.
The 4.875% Senior Notes include a requirement to file with the SEC annual and quarterly reports. In connection with the delayed filing of the Company’s Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarterly period ended March 31, 2015, the Company received a consent from the holders of the 4.875% Senior Notes (the “Note Holders”) that extended these reporting requirements to August 1, 2015. The Company paid a 25 basis point fee, or $0.9 million, to its Note Holders, and a 20 basis point fee, or $0.8 million, to the solicitation agent in connection with this consent. The Note Holders’ fee and solicitation agent’s fee were recorded within deferred financing costs and interest expense, respectively, in the second quarter of 2015. At the Company’s sole discretion, it can extend the delivery date for its required reports to November 1, 2015 subject to the Company’s payment to the Note Holders of an additional fee of 25 basis points, or $0.9 million.
The Company has the option to redeem all or a portion of the 4.875% Senior Notes at any time on or after March 15, 2018 at the redemption prices set forth in the indenture that governs the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) plus accrued and unpaid interest, if any, to the redemption date. At any time prior to March 15, 2018, the Company may redeem all or a part of the 4.875% Senior Notes at a redemption price equal to 100% of the principal amount of 4.875% Senior Notes redeemed plus an applicable premium, as defined in the 4.875% Senior Notes Indenture, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to March 15, 2016, the Company may redeem up to 35% of the principal amount of the 4.875% Senior Notes using the net cash proceeds of one or more sales of the Company’s capital stock, as defined in the 4.875% Senior Notes Indenture, at a redemption price of 104.875% of the principal amount, plus accrued and unpaid interest to the redemption date.
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
Approximately $7.7 million in financing costs were incurred in connection with the issuance of the 4.875% Senior Notes. These deferred financing costs, which totaled $6.3 million and $7.1 million, net of accumulated amortization as of December 31, 2014 and 2013, respectively, are included within the consolidated balance sheets as prepaid expenses and other current assets and other long-term assets, as appropriate, and are being amortized over the term of the 4.875% Senior Notes using the effective interest method. The Company used a portion of the proceeds from the 4.875% Senior Notes offering to fund the repurchase and redemption of the Company’s $150 million principal amount of the Company’s 7.625% senior notes due 2017 (the “7.625% Senior Notes”). The remaining net proceeds were used for working capital and other general corporate purposes.
In connection with the issuance of the 4.875% Senior Notes, the Company repurchased approximately $121.1 million of its 7.625% Senior Notes on March 18, 2013 in a tender offer at a price of 102.792% of the principal amount, which included an early tender payment of $30.00 per $1,000 principal amount of notes tendered. The holders of the tendered 7.625% Senior Notes also received accrued interest from the most recent interest payment date to, but not including, the date of repurchase. In addition, on March 29, 2013, the Company redeemed the remaining outstanding $28.9 million aggregate principal amount of the 7.625% Senior Notes in accordance with their terms at a price of 102.542% of the principal amount plus accrued interest from the most recent interest payment date to, but not including, the date of redemption. A pre-tax debt extinguishment loss of $5.6 million was recognized during the year ended December 31, 2013 in connection with the repurchase and redemption of the 7.625% Senior Notes, including $4.1 million of early payment premiums and $1.5 million of unamortized deferred financing costs. This loss was separately disclosed within the consolidated statements of operations.
Acquisition Debt
In connection with certain acquisitions, the Company has entered into or assumed certain debt and/or capital lease obligations. As of December 31, 2014 and 2013, $20.2 million and $9.8 million, respectively, of acquisition-related debt remained outstanding.
Debt Covenants
MasTec was in compliance with the provisions and covenants contained in its outstanding debt instruments as of December 31, 2014 and 2013.
Contractual Maturities of Debt and Capital Lease Obligations
Contractual maturities of MasTec’s debt and capital lease obligations as of December 31, 2014 were as follows (in millions):

2015	$73.6
2016	71.1
2017	53.1
2018	318.5
2019	218.0
Thereafter	400.5
Total	$1,134.8
Interest Expense, Net
The following table provides details of interest expense, net, for the periods indicated (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Interest expense:
Contractual and other interest expense	$43.5	$37.6	$29.2
Accretion of senior convertible note discount	4.0	5.2	4.9
Amortization of deferred financing costs	3.4	4.0	3.7
Total interest expense	$50.9	$46.8	$37.8
Interest income	(0.1)	(0.4)	(0.4)
Interest expense, net	$50.8	$46.4	$37.4

As of December 31, 2014 and 2013, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $7.4 million, and $7.3 million, respectively.

Note 11 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide financing for machinery and equipment, which expire on various dates. Leases meeting certain criteria are capitalized, with the related asset recorded in property and equipment and a corresponding amount recorded as a liability. Capital lease additions are reflected in the consolidated statements of cash flows within the supplemental disclosures of non-cash information. The gross amount of assets held under capital leases as of December 31, 2014 and 2013 totaled $281.6 million and $199.6 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $217.8 million and $141.3 million as of December 31, 2014 and 2013, respectively.

Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. These leases allow the Company to conserve cash and provide flexibility in that the Company pays a monthly rental fee for the use of related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. For operating leases with purchase options, the option to purchase equipment is at estimated fair market value. Rent expense relating to operating leases that have non-cancelable terms in excess of one year totaled approximately $71.5 million, $53.3 million and $47.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also incurred expenses relating to facilities, vehicles and equipment having original terms of one year or less of approximately $191.7 million, $200.1 million and $175.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Future Lease Commitments
Future minimum lease commitments under capital leases and non-cancelable operating leases, including the effect of escalation clauses in effect as of December 31, 2014, were as follows (in millions):

	Capital Leases	Operating Leases
2015	$65.6	$69.5
2016	52.1	44.3
2017	39.3	25.2
2018	22.8	13.8
2019	6.2	4.3
Thereafter	0.5	3.0
Total minimum lease payments	$186.5	$160.1
Less amounts representing interest	(10.0)
Total capital lease obligations, net of interest	$176.5
Less current portion	(61.2)
Long-term portion of capital lease obligations, net of interest	$115.3
Note 12 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which stock options, restricted stock awards and restricted stock units are reserved for issuance. The MasTec, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”), which became effective in May 2013, permits a total of approximately 7,391,000 shares of the Company’s common stock to be issued, including approximately 5,291,000 shares that remained available under prior plans that terminated upon adoption of the 2013 Incentive Plan. In addition, the Company has certain employee stock purchase plans under which shares of the Company’s common stock are available for purchase by eligible employees. The MasTec, Inc. Bargaining Units Employee Stock Purchase Plan (the “2013 Bargaining Units ESPP”), which became effective on July 1, 2013, permits the issuance of up to 1,000,000 new shares of MasTec, Inc. common stock to eligible employees. The MasTec, Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP” and, together with the 2013 Bargaining Units ESPP, the “ESPPs”) also provides for the issuance of up to 1,000,000 shares of MasTec, Inc. common stock for eligible employees. Under all stock-based compensation plans in effect as of December 31, 2014, there were approximately 5,513,000 shares available for future grant.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”), which are valued based on the closing share price of MasTec common stock on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of December 31, 2014 was approximately $24.7 million, which is expected to be recognized over a weighted average period of approximately 2 years. The intrinsic value, or fair value, of restricted shares that vested, which is based on the market price on the date of vesting, totaled $17.5 million, $2.2 million and $7.3 million, respectively, for the years ended December 31, 2014, 2013 and 2012. During the year ended December 31, 2013, the Company entered into an agreement with the previous owners of EC Source Services, LLC (“EC Source”) to establish an incentive program for its employees and granted 350,000 restricted share awards, all of which vested on December 31, 2014. The former owners of EC Source contributed cash and shares of MasTec common stock to the Company in connection with this program.

Activity, restricted shares:	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2012	782,281	$19.10
Granted	431,346	31.04
Vested	(68,122)	18.83
Canceled/forfeited	(21,960)	14.93
Non-vested restricted shares, as of December 31, 2013	1,123,545	$23.78
Granted	972,754	26.88
Vested	(659,212)	25.27
Canceled/forfeited	(22,442)	17.38
Non-vested restricted shares, as of December 31, 2014	1,414,645	$25.32

Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. All outstanding stock options are fully vested.

Activity, stock options:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (a) (in millions)
Options outstanding and exercisable as of December 31, 2012	1,043,825	$10.50	2.33	$15.1
Exercised	(513,254)	10.04
Canceled/forfeited	(35,000)	7.74
Options outstanding and exercisable as of December 31, 2013	495,571	$11.17	1.96	$10.7
Exercised	(210,900)	9.97
Canceled/forfeited	—
Options outstanding and exercisable as of December 31, 2014	284,671	$12.06	1.29	$3.0

(a)
Amount represents the difference between the exercise price and the closing share price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, which is based on the difference between the exercise price and the closing share price of the Company’s stock as of the date of exercise, totaled $6.5 million, $10.6 million and $5.1 million, respectively. Proceeds from options exercised during the years ended December 31, 2014, 2013 and 2012 totaled $0.8 million, $3.9 million and $3.7 million, respectively.
Employee Stock Purchase Plans
The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012
Cash proceeds (in millions)	$3.3	$6.4	$1.3
Common shares issued	136,918	454,523	90,614
Weighted average price per share	$24.33	$14.19	$14.37
Weighted average per share grant date fair value	$5.81	$5.60	$4.19
Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax benefits for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Non-cash stock-based compensation expense	$15.9	$12.9	$4.4
Income Tax Effects:
Income tax benefit from non-cash stock-based compensation	$8.7	$9.7	$2.5
Excess tax benefit from non-cash stock-based compensation (a)	$3.7	$4.3	$0.8

(a)
Excess tax benefits, which represent cash flows from tax deductions in excess of the tax effect of compensation expense associated with exercised stock options and vested restricted shares, are classified as financing cash flows in the Company’s consolidated statements of cash flows.

401(k) Plan. MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 75% of their pre-tax annual compensation to the 401(k) plan. The Company’s matching contribution is equal to 100% of the first 3% of the employee’s salary and 50% of the next 2% of the employee’s salary, up to a maximum 4% employer match. Discretionary matching contributions, which are payable 50% in shares of MasTec common stock and 50% in cash, were paid quarterly for the years ended December 31, 2014 and 2013 and annually for the year ended December 31, 2012. During the years ended December 31, 2014, 2013 and 2012, matching contributions totaled approximately $7.9 million, $5.9 million and $2.1 million, respectively.
Deferred Compensation Plan. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. Deferred compensation plan assets of $6.1 million and related deferred compensation plan liabilities of $5.9 million associated with this plan were included within other long-term assets and other long-term liabilities, respectively, as of December 31, 2014. As of December 31, 2013, deferred compensation plan assets and related liabilities associated with this plan totaled $4.4 million and $4.3 million, respectively.
Note 13 – Other Retirement Plans
Multi-Employer Plans. Certain of MasTec’s subsidiaries, including certain subsidiaries in Canada, contribute amounts to multi-employer pension and other multi-employer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multi-employer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects.
The Pension Protection Act of 2006 (“the PPA”) defines the funding rules for defined benefit pension plans and establishes funding classifications for U.S.-registered multi-employer pension plans. Under the PPA, plans are classified into one of four categories based on multiple factors, including their funded percentage, cash flow position, and whether the plan is projecting a minimum funding deficiency. The classifications, which are referred to as a plan’s “zone status,” are: Green (Safe), Yellow (Endangered), Orange (Seriously Endangered), and Red (Critical). Although multiple factors or tests may determine a plan’s zone status, plans in the Red zone are generally less than 65% funded; plans in the Orange zone are generally between 65% and 70% funded; plans in the Yellow zone are generally between 70% and 80% funded; and plans in the Green zone are generally greater than 80% funded.
A multi-employer plan that is so underfunded as to be in “endangered,” “seriously endangered,” or “critical” status is required to adopt a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”), which, among other actions, could include decreased benefits and increased employer contributions, which could take the form of a surcharge on benefit contributions. These actions are intended to improve their funding status over a period of years. If a pension fund is in critical status, a participating employer must pay an automatic surcharge in addition to contributions otherwise required under the collective bargaining agreement (“CBA”). With some exceptions, the surcharge is equal to 5% of required contributions for the initial critical year and 10% for each succeeding plan year in which the plan remains in critical status. The surcharge ceases on the effective date of a CBA (or other agreement) that includes contribution and benefit terms consistent with the rehabilitation plan. Certain plans in which the Company participates are in “endangered,” “seriously endangered,” or “critical” status. The amount of additional funds, if any, that the Company may be obligated to contribute to these plans in the future cannot be estimated due to the uncertainty of the future levels of work that could be required of the union employees covered by these plans, as well as the required future contribution rates and possible surcharges applicable to these plans.

Management evaluates the Company’s participation in the multi-employer pension plans in which it participates on an ongoing basis. In November 2014, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily terminated its participation in several defined benefit multi-employer pension plans that were in critical status in order to mitigate potential future liability in connection with these plans. The Company’s contributions to these plans were insignificant for the years ended December 31, 2014, 2013 and 2012, and there was no withdrawal liability assessed by the plan administrators as of the date the Company terminated its participation. Although the Company does not believe that it has any material liability associated with its termination of participation, there can be no assurance that these plans, which were in critical status as of the date the Company terminated its participation, will not assess penalties in the future. Additionally, in November 2011, the Company, along with other members of the PLCA, voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, the Company recorded a charge of $6.4 million in 2011, which was recorded within costs of revenue, excluding depreciation and amortization. As of December 31, 2014 and 2013, $4.2 million and $5.4 million, respectively, of this withdrawal liability remained outstanding. The Company withdrew from Central States in order to mitigate its liability in connection with the plan, which was in critical status. See Note 17 – Commitments and Contingencies for additional information.

Details of significant multi-employer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions (in millions) For the Years Ended December 31,					Pension Protection Act Zone Status
Multi-Employer Pension Plan	Employer Identification Number	Plan Number	2014		2013	2012	Expiration Date of CBA	2014	As of		2013	As of		FIP/RP Status	Surcharge
Central Pension Fund of the I.U.O.E and Participating Employers	366052390	001	$6.5		$10.8	$6.0	06/01/2017	Green	01/31/2014	(a)	Green	01/31/2013	(a)	NA	No
Pipeline Industry Pension Fund	736146433	001	4.8		9.8	8.9	06/02/2017	Green	12/31/2013	(b)	Green	12/31/2012	(b)	NA	No
Michigan Laborers' Pension Fund	386233976	001	2.1		4.3	0.9	06/01/2017	Yellow	08/31/2014	(a)	Yellow	08/31/2013	(a)	Implemented	No
Teamsters National Pipe Line Pension Fund	461102851	001	1.7		2.7	1.4	06/01/2017	Green	12/31/2013	(b)	Green	12/31/2012	(b)	NA	No
Operating Engineers' Local 324 Pension Fund	381900637	001	1.7		4.5	0.8	06/01/2017	Red	04/30/2014		Red	04/30/2013		Implemented	No
I.B.E.W. Local 769 Management Pension Plan A	866049763	001	1.6		0.7	0.1	07/30/2016	Green	06/30/2014	(b)	Green	06/30/2013	(b)	NA	No
Laborers' District Council of Western Pennsylvania Pension Fund	256135576	001	1.5		0.4	0.6	06/01/2017	Red	12/31/2013		Red	12/31/2012		Implemented	No
Operating Engineers' Construction Industry and Misc. Pension Fund	256135579	001	1.2		0.1	0.5	06/01/2017	Green	12/31/2013	(a)	Green	12/31/2012	(a)	NA	No
Laborers' Local Union No. 158 Pension Fund	236580323	001	1.0		0.5	0.6	06/01/2017	Green	12/31/2013		Green	12/31/2012	(b)	NA	No
Eighth District Electrical Pension Fund	846100393	001	0.9		2.2	1.3	02/28/2018	Green	03/31/2014		Green	03/31/2013		NA	No
National Electrical Benefit Fund	530181657	001	0.9		0.2	0.0	12/31/2015	Green	12/31/2013		Green	12/31/2012		NA	No
Laborers' National Pension Fund	751280827	001	0.8		1.1	1.5	06/01/2017	Green	12/31/2013		Green	12/31/2012		NA	No
Midwest Operating Engineers Pension Trust Fund	366140097	001	0.7		0.7	0.0	06/01/2017	Yellow	03/31/2014	(a)	Yellow	03/31/2013	(a)	Implemented	No
I.U.O.E. Pension Plan of Eastern Pennsylvania and Delaware	236405239	001	0.6		0.2	0.5	06/01/2017	Green	12/31/2013		Red	12/31/2012		NA	No
Other funds			5.9	(c)	6.4	4.8
Total multi-employer pension plan contributions			$31.9		$44.6	$27.9

(a)	This plan has utilized extended amortization provisions, which provide plans with extensions of time to amortize pension funding shortfalls.

(b)	The Company’s contributions to this plan represent greater than 5% of the plan’s total contributions.

(c)
Includes approximately $0.9 million U.S. dollars of contributions to Canadian multi-employer pension plans associated with the Company’s 2014 acquisition of Pacer, a Canadian company that employs union resources subject to collective bargaining agreements in connection with certain of its project work. Canadian multi-employer pension plans are not subject to the provisions of ERISA or the funding rules under the PPA that apply to U.S. registered multi-employer pension plans. Contributions to Canadian multi-employer pension plans are based on fixed amounts per hour per employee for employees covered under these plans.

Total contributions to multi-employer plans, and the related number of employees covered by these plans, including contributions for and employees of the Company’s Canadian subsidiaries, were as follows:

	Multi-Employer Plans
	Covered Employees		Contributions (U.S. dollars in millions)
For the Years Ended December 31:	Low	High	Pension	Post-Retirement Benefit	Total
2014	590	2,167	$31.9	$4.5	$36.4
2013	778	2,734	$44.6	$3.6	$48.2
2012	308	2,509	$27.9	$1.3	$29.2

The average number of employees covered under multi-employer plans in which the Company participates decreased from 2013 to 2014 due to fewer union resource-based projects in the Company’s Oil and Gas segment. This resulted in a decrease in multi-employer plan contributions for the same period. The number of union employees employed at any given time varies depending upon the location and number of ongoing projects and the need for union resources in connection with those projects.

Note 14 – Equity
Share Activity
During the fourth quarter of 2014, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2014 Share Repurchase Program”). No shares of the Company’s common stock had been repurchased under this program as of December 31, 2014. Under the 2014 Share Repurchase Program, the Company may repurchase shares from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases will be determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The share repurchase program may be modified or suspended at any time, at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, will be funded with available cash or with availability under the Credit Facility. Subsequent to December 31, 2014, the Company repurchased shares under the 2014 Share Repurchase Program. As of April 2015, the Company had repurchased approximately 5.2 million shares of its common stock for an aggregate purchase price of approximately $100 million, which completed the 2014 Share Repurchase Program. Additionally, during the year ended December 31, 2012, the Company repurchased 4.9 million shares of its common stock under a $150 million share repurchase program that was authorized by the Company’s Board of Directors in 2011 (the “2011 Share Repurchase Program”). The aggregate purchase price of the repurchased shares for the year ended December 31, 2012 totaled $75 million, which completed the program.
The Company may use either authorized and unissued shares or treasury shares to meet share issuance requirements, including those resulting from the exercise of stock options, vesting of restricted shares and other share issuance requirements. During the year ended December 31, 2014, the Company reissued a total of 6.6 million shares of its treasury stock with a cost basis of $104.4 million in settlement of its senior convertible notes, which matured and were converted in 2014. See Note 10 - Debt.
Comprehensive Income
Comprehensive income is a measure of net income and other changes in equity that result from transactions other than those with shareholders. Comprehensive income consists of net income, foreign currency translation adjustments, unrealized gains and losses from available-for-sale securities and net income (loss) attributable to non-controlling interests. See consolidated statements of comprehensive income for details.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss activity for the periods indicated was as follows (in thousands):

	For the Years Ended December 31,
	2014			2013			2012
	Unrealized (Losses) Gains
	Foreign Currency	Other	Total	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(7,998)	$(5,288)	$(13,286)	$(105)	$(5,396)	$(5,501)	$(2,029)	$(5,917)	$(7,946)
Activity before reclassifications, net of tax	(20,718)	—	(20,718)	(7,893)	337	(7,556)	1,924	521	2,445
Reclassifications, net of tax	—	—	—	—	(229)	(229)	—	—	—
Activity, net of tax	$(20,718)	$—	$(20,718)	$(7,893)	$108	$(7,785)	$1,924	$521	$2,445
Balance as of December 31	$(28,716)	$(5,288)	$(34,004)	$(7,998)	$(5,288)	$(13,286)	$(105)	$(5,396)	$(5,501)
Unrealized foreign currency gains and losses relate primarily to fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar. Foreign currency activity for the years ended December 31, 2014, 2013 and 2012 related primarily to the Company’s Canadian operations. The Company’s Canadian presence has grown in recent years due to acquisitions. See Note 4 - Acquisitions.
Note 15 - Income Taxes
The components of income from continuing operations before income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Domestic	$171.4	$233.4	$184.5
Foreign	27.0	6.8	8.2
Total	$198.4	$240.2	$192.7
The provision for income taxes from continuing operations for the periods indicated consists of the following (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Current:
Federal	$47.3	$77.0	$48.7
Foreign	3.9	1.7	0.3
State and local	6.6	10.9	12.4
	$57.8	$89.6	$61.4
Deferred:
Federal	$14.9	$0.5	$15.2
Foreign	2.7	(1.5)	1.1
State and local	1.0	3.9	(1.6)
	$18.6	$2.9	$14.7
Provision for income taxes	$76.4	$92.5	$76.1
The benefit from income taxes from discontinued operations for the years ended December 31, 2014, 2013 and 2012 totaled $4.3 million, $2.4 million and $4.5 million, respectively.

The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated were as follows (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Accrued self-insurance	$26.0	$27.2
Operating loss carryforwards	17.8	9.0
Compensation and benefits	20.7	22.3
Bad debt	5.0	5.8
Other	15.9	9.3
Valuation allowance	(0.2)	(0.1)
Total deferred tax assets	$85.2	$73.5
Deferred tax liabilities:
Property and equipment	$114.3	$92.6
Goodwill	47.5	44.7
Other intangible assets	44.0	32.6
Gain on remeasurement of equity investee	11.2	11.3
Long-term contracts	28.7	17.0
Other	11.3	13.8
Total deferred tax liabilities	$257.0	$212.0
Net deferred tax liabilities	$(171.8)	$(138.5)
Total net current and long-term deferred tax balances included in the Company’s consolidated balance sheets as of the dates indicated were as follows (in millions):

	December 31,
	2014	2013
Current deferred tax assets, net	$31.7	$16.3
Long-term deferred tax liabilities, net	(203.5)	(154.8)
Net deferred tax liabilities	$(171.8)	$(138.5)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. The Company has recorded valuation allowances against its deferred tax assets as of December 31, 2014 and 2013 relating primarily to foreign net operating loss carryforwards.
The Company has certain state and foreign net operating loss carryforwards. The Company’s state net operating loss carryforwards, which may be carried forward between 5 and 20 years depending on the jurisdiction, totaled approximately $5.0 million and $5.3 million as of December 31, 2014 and 2013, respectively. The Company’s foreign net operating loss carryforwards, which are primarily related to the Company’s Canadian operations, totaled approximately $12.8 million and $3.7 million as of December 31, 2014 and 2013, respectively. An immaterial amount of these foreign net operating loss carryforwards begin to expire in 2015.
As of December 31, 2014, the Company has not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings, which generally become subject to U.S. taxation upon the remittance of dividends and certain other circumstances, are considered to be insignificant and are intended to be indefinitely reinvested outside the United States. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future.
A reconciliation of the U.S. statutory federal income tax rate related to pretax income from continuing operations to the effective tax rate for the periods indicated is as follows:

	For the Years Ended December 31,
	2014	2013	2012
U.S. statutory federal rate applied to pretax income	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.7	4.0	3.4
Foreign tax rate differential	(1.3)	(0.4)	(0.4)
Non-deductible expenses	3.4	2.4	2.1
Change in state tax rate	(0.7)	1.2	0.2
Domestic production activities deduction	(1.6)	(2.5)	(1.6)
Other	(0.1)	(0.8)	1.2
Valuation allowance for deferred tax assets	0.1	(0.4)	(0.4)
Effective income tax rate	38.5%	38.5%	39.5%

An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. The Company assesses its income tax positions and records tax benefits for years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, the Company does not recognize a tax benefit in its financial statements. Management believes that the Company has not taken material tax positions that would be deemed to be “uncertain,” therefore, the Company has not established a liability for uncertain positions as of December 31, 2014 or 2013.
The IRS is currently examining the Company’s federal income tax return for the calendar year 2012, and certain state taxing authorities are examining various years. The final outcome of these examinations is not yet determinable. With few exceptions, as of December 31, 2014, the Company is no longer subject to U.S. federal or state examinations by taxing authorities for years before 2011.
Note 16 - Segments and Related Information
Segment Discussion

MasTec manages its continuing operations under five operating segments, which represent MasTec’s five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for MasTec’s labor-based construction services. All five reportable segments derive their revenue from the engineering, installation and maintenance of infrastructure, primarily in North America. In the first quarter of 2015, the Company reevaluated the activities of a non-controlled Canadian joint venture associated with a 2014 acquisition. The joint venture, which provides heavy civil construction services, is proportionately consolidated. The results of operations of this joint venture were formerly reported within the Oil and Gas segment. Due to the differing nature of the services that this joint venture provides and the customers it serves, this joint venture, which is immaterial for disclosure as separate segment, will now be reported within the Other segment. Accordingly, segment information for prior periods has been adjusted retrospectively to conform to the current period presentation.

The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, infrastructure for electrical utilities. MasTec performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol facilities and various types of industrial infrastructure. The Other segment primarily includes a proportionately consolidated joint venture and other small business units that perform construction services for a variety of end-markets in Canada, Mexico and elsewhere internationally.

The accounting policies of the reportable segments are the same as those described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies. Intercompany revenues and costs among the reportable segments are de minimus and accounted for as if the sales were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenues and costs between entities within a reportable segment are eliminated to arrive at segment totals. Eliminations between segments are separately presented. Corporate results include amounts related to Corporate functions such as administrative costs, professional fees and acquisition-related transaction costs, exclusive of acquisition integration costs, which are included in the respective acquired segment’s results. Segment results include certain allocations of centralized costs such as general liability, medical and workers’ compensation insurance and certain information technology costs. Income tax expense is managed by Corporate on a consolidated basis and is not allocated to the reportable segments.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. The Company believes these non-U.S. GAAP measures provide meaningful information and help investors in understanding the Company’s financial results and in assessing its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and versus that of its peers, because it excludes certain items that may not be indicative of the Company’s reportable segment results, as well as items that can vary widely across different industries or among companies within the same industry. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA. Communications EBITDA in 2014 included $5.3 million of acquisition integration costs resulting from the WesTower acquisition.

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables (in millions):

	For the Years Ended December 31,
Revenue:	2014	2013	2012
Communications (a)	$2,041.0	$1,962.6	$1,772.7
Oil and Gas	1,731.4	1,628.8	959.0
Electrical Transmission	471.9	428.8	312.2
Power Generation and Industrial	357.0	294.3	668.1
Other	14.7	12.3	16.7
Eliminations	(4.2)	(2.0)	(1.9)
Consolidated revenue	$4,611.8	$4,324.8	$3,726.8

(a)	Revenue generated by utilities customers represented 6.8%, 6.9% and 10.9% of Communications segment revenue in 2014, 2013 and 2012, respectively.

	For the Years Ended December 31,
EBITDA - Continuing Operations:	2014	2013	2012
Communications	$204.0	$247.7	$192.0
Oil and Gas	195.1	215.9	99.4
Electrical Transmission	45.0	41.2	38.7
Power Generation and Industrial	14.2	(16.3)	32.0
Other	(1.2)	0.5	2.0
Corporate	(53.4)	(61.4)	(42.0)
Consolidated EBITDA - Continuing operations	$403.7	$427.6	$322.1

	For the Years Ended December 31,
Depreciation and Amortization:	2014	2013	2012
Communications	$42.6	$36.8	$29.1
Oil and Gas	82.8	80.9	42.0
Electrical Transmission	17.1	12.6	11.0
Power Generation and Industrial	6.4	6.7	6.7
Other	—	—	0.1
Corporate	5.6	3.9	3.1
Consolidated depreciation and amortization	$154.5	$140.9	$92.0

	As of December 31,
Assets:	2014	2013	2012
Communications	$1,197.4	$973.5	$843.5
Oil and Gas	1,389.5	1,060.8	809.2
Electrical Transmission	489.5	449.3	311.2
Power Generation and Industrial	340.1	324.5	323.8
Other	24.6	22.8	6.9
Corporate	122.9	79.8	95.5
Consolidated segment assets	$3,564.0	$2,910.7	$2,390.1

	For the Years Ended December 31,
Capital Expenditures:	2014	2013	2012
Communications	$23.4	$25.1	$19.2
Oil and Gas	44.2	67.4	40.3
Electrical Transmission	25.8	17.6	11.5
Power Generation and Industrial	6.7	5.7	5.6
Corporate	9.2	10.3	2.8
Consolidated capital expenditures	$109.3	$126.1	$79.4

The following table presents a reconciliation of EBITDA to consolidated income from continuing operations before income taxes:

	For the Years Ended December 31,
EBITDA Reconciliation:	2014	2013	2012
EBITDA - Continuing operations	$403.7	$427.6	$322.1
Less:
Interest expense, net	(50.8)	(46.4)	(37.4)
Depreciation and amortization	(154.5)	(140.9)	(92.0)
Income from continuing operations before income taxes	$198.4	$240.2	$192.7

A reconciliation of total segment assets to consolidated total assets as of the dates indicated is as follows:

	As of December 31,
Asset Reconciliation:	2014	2013	2012
Total segment assets	$3,564.0	$2,910.7	$2,390.1
Total assets of discontinued operations	$—	$12.5	$26.2
Total assets	$3,564.0	$2,923.2	$2,416.3
Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, as well as in Mexico and in other countries in Latin America. For the years ended December 31, 2014, 2013 and 2012, revenue of $3.9 billion, $4.1 billion and $3.6 billion, respectively, was derived from U.S. operations, and revenue of $699.9 million, $268.1 million and $156.8 million, respectively, was derived from foreign operations, primarily in Canada. The majority of the Company’s foreign operations during the years ended December 31, 2014, 2013 and 2012 were in the Company’s

Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $494.1 million, $436.9 million and $337.5 million as of December 31, 2014, 2013 and 2012, respectively. Long-lived assets held in foreign countries, primarily in Canada, included property and equipment, net, of $129.0 million, $51.2 million and $11.4 million as of December 31, 2014, 2013 and 2012, respectively. Intangible assets and goodwill, net, of approximately $1.1 billion, $1.0 billion and $0.9 billion as of December 31, 2014, 2013 and 2012, respectively, related to the Company’s U.S. operations. Intangible assets and goodwill, net, of $227.7 million, $92.9 million and $30.5 million as of December 31, 2014, 2013 and 2012, respectively, related to businesses in foreign countries, primarily in Canada. Foreign customers accounted for approximately 20%, 9% and 4% of the Company’s consolidated net accounts receivable position as of December 31, 2014, 2013 and 2012, respectively, which represents accounts receivable, net, less billings in excess of costs and earnings.

Significant Customers
Revenue concentration information for significant customers as a percent of total consolidated revenue was as follows:

	For the Years Ended December 31,
	2014	2013	2012
Customer:
AT&T (a) (c)	21%	18%	18%
DIRECTV® (b) (c)	12%	14%	17%
Enbridge, Inc. (d)	8%	18%	3%

(a)
The Company's relationship with AT&T is based upon master service agreements, other service agreements and construction/installation contracts for AT&T's wireless, wireline/fiber and home security and automation businesses. Revenue from AT&T is included in the Communications segment.

(b)	The Company's relationship with DIRECTV® is based upon an agreement to provide installation and maintenance services for DIRECTV®. Revenue from DIRECTV® is included in the Communications segment.

(c)	AT&T acquired DIRECTV® in July 2015. On a combined basis, AT&T and DIRECTV® represented 33%, 32% and 34% of consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

(d)	The Company's relationship with Enbridge, Inc. is based upon various construction contracts for natural gas pipelines. Revenue from Enbridge, Inc. is included in the Oil and Gas segment.
Note 17 - Commitments and Contingencies
In addition to the matters discussed below, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it. The outcome of such cases, claims and disputes, including those set forth below, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

PPL. In October 2012, PPL Electric Utilities Corporation (“PPL”) and T&D Power, Inc., a MasTec, Inc. subsidiary (“T&D”), entered into a $206 million overhead transmission line construction contract (the “Contract”) pursuant to which T&D was to construct an approximately 100 mile transmission line in Pennsylvania. In September 2013, PPL issued a notice terminating the Contract for convenience. T&D then submitted termination invoices to recover certain pre-termination costs, overhead and profit, as well as termination-related demobilization costs, along with the applicable overhead and profit. PPL disputes these invoices. As a result of the dispute, T&D sued PPL in December 2013 in federal court in the Eastern District of Pennsylvania, and is pursuing claims in excess of $40 million for breach of contract, including PPL’s implied duty of good faith and fair dealing. Although T&D has attempted to resolve the dispute through negotiation, mediation in 2014 was unsuccessful. Discovery has been completed. In July 2015, PPL filed a motion for partial summary judgment and T&D filed a response. A trial is scheduled for October 2015.

SunLight Entities. In 2011, Power Partners MasTec, LLC., a MasTec, Inc. subsidiary (“Power Partners”), entered into engineering, procurement, and construction agreements (the “EPC Agreements”) with special purpose entities, SunLight General Somerset Solar, LLC, SunLight General Morris Solar, LLC and SunLight General Sussex Solar, LLC (collectively, the “SunLight Entities”), respectively, to perform design and construction services for three public solar projects in New Jersey located in Somerset, Morris and Sussex Counties (the “Projects”). Power Partners and the SunLight Entities engaged in three separate arbitration proceedings against each other to address various disputes that existed between the parties regarding the Projects. In August 2014, the arbitration panel rendered awards in Power Partners’ favor in the aggregate amount of approximately $68 million, including fees and expenses. Power Partners also filed a lawsuit in June 2013 in federal court in New Jersey against the Somerset and Morris Authorities (the “Authorities”) and the principals of the SunLight Entities with claims exceeding $60 million as part of its efforts to seek payment of amounts that were also the subject of the arbitration proceedings.

In March 2015, the Authorities, the SunLight Entities and principals and Power Partners entered into separate settlement agreements. As part of the settlement, Power Partners has received amounts that are substantially equal to the previously recorded amounts, and all of the parties executed mutual releases.
Wrigley v. MasTec, Inc. On May 7, 2015, a putative class action lawsuit (the “Lawsuit”), Wrigley v. MasTec, Inc., et. al. (Case No. 1:15-cv-21740) was filed in the United States District Court, Southern District of Florida, naming the Company, the Company’s Chief Executive Officer, Jose R. Mas, and the Company’s Chief Financial Officer, George L. Pita, as defendants. The Lawsuit has been purportedly brought by a shareholder, both individually and on behalf of a putative class of shareholders, alleging violations of the federal securities laws arising from alleged false or misleading statements contained in, or alleged material omissions from, certain of the Company’s filings with the SEC and other statements, in each case with respect to accounting matters that are the subject of the independent internal investigation being conducted by the Audit Committee of the Company’s Board of Directors. The Lawsuit seeks damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, expert fees and other costs. The Company believes that the Lawsuit is without merit and intends to vigorously defend against it; however, there can be no assurance that the Company will be successful in its defense.
Sintel. The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec and Sintel, relating to Sintel’s 2000 bankruptcy. On June 17, 2013, MasTec, the workers and the prosecutor resolved the matter, resulting in the dismissal of all the charges and claims brought against MasTec and the MasTec defendants. The workers provided MasTec and MasTec defendants with a release and an acknowledgment that MasTec and MasTec defendants acted in good faith and did not cause Sintel’s bankruptcy. On June 20, 2013, the Audiencia Nacional issued an order dismissing the charges and claims against MasTec and the MasTec defendants and finding another party guilty and liable of certain charges. The Company resolved the matter in order to avoid significant legal fees and the potential liabilities resulting from the actions of other Spanish defendants for which MasTec may be financially responsible under a theory of subsidiary (or vicarious) liability, the uncertainty of a trial before a foreign tribunal such as the Audiencia Nacional and to eliminate management time devoted to this matter. MasTec recorded a pre-tax charge of $9.6 million in 2012 in connection with this matter and recorded an additional pre-tax charge of $2.8 million during the second quarter of 2013 upon its resolution.
Other Commitments and Contingencies
Regulatory Matters. The Company has self-reported to the staff of the SEC regarding the Audit Committee’s independent investigation and is cooperating with the Staff’s requests for additional information regarding the investigation. The Company intends to continue full cooperation with the SEC.
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 11 - Lease Obligations.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2014 and 2013, there were $153.6 million and $134.8 million, respectively, of letters of credit issued under the Company’s Credit Facility. The Company is not aware of material claims relating to outstanding letters of credit as of December 31, 2014 or 2013.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2014, the estimated cost to complete projects secured by the Company’s $748.3 million in performance and payment bonds was $60.1 million. As of December 31, 2013, the estimated cost to complete projects secured by the Company’s $1.1 billion in performance and payment bonds was $297.1 million. These amounts do not include performance and payment bonds associated with Company’s equity method investments and contractual joint venture, which are separately disclosed in Note 4 - Acquisitions.
Investments in Affiliates and Other Entities. The Company holds an undivided interest in a contractual joint venture with a third party for the purpose of providing infrastructure construction services under certain customer contracts. Losses incurred by the joint venture are generally shared proportionally by the joint venture members, with members of the joint venture jointly and severally liable for all of the obligations of the joint venture. The joint venture agreement provides that each joint venturer indemnify the other party for any liabilities incurred. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venturer fails or refuses to pay or perform its share of the obligations. As of December 31, 2014, the Company was not aware of circumstances that would lead to future claims against it for material amounts. In addition, from time to time, the Company may provide financing to its unconsolidated affiliates. As of December 31, 2014, there were no amounts committed under such financing arrangements. See Note 4 - Acquisitions for discussion pertaining to other financing and commitments related to the Company’s equity method and other investment arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of December 31, 2014 and 2013, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $70.3 million and $50.8 million, respectively, of which $39.6 million and $31.3 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims as of December 31, 2014 and 2013 totaled $4.4 million and $2.1 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $75.0 million and $57.4 million as of December 31, 2014 and 2013, respectively. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets in the consolidated balance sheets, amounted to $1.2 million and $1.4 million for these policies as of December 31, 2014 and 2013, respectively. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $13.0 million and $10.9 million as of December 31, 2014 and 2013, respectively.

Employment Agreements. The Company has employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change in control of the Company. Upon the occurrence of any of the defined events in the various employment agreements, the Company would be obligated to pay certain amounts to the relevant employees, which vary with the level of the employees’ respective responsibility.
Collective Bargaining Agreements and Multi-Employer Plans. Certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees. These agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.
The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multi-employer pension plans, subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law pertaining to employers who are contributors to U.S.-registered multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. These liabilities include an allocable share of the unfunded vested benefits of the plan for all plan participants, not only for benefits payable to participants of the contributing employer. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if the other participating employers cease to contribute to, or withdraw from, the plan. The allocable portion of liability to participating employers could be more disproportionate if employers that have withdrawn from the plan are insolvent, or if they otherwise fail to pay their proportionate share of the withdrawal liability. The Company currently contributes, and in the past has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. While the Company does not currently have plans to withdraw from, and is not aware of related liabilities associated with these plans, there can be no assurance that the Company will not be assessed liabilities in the future. The PPA added funding rules to U.S.-registered plans classified as “endangered,” “seriously endangered,” or “critical” status. The PPA requires that underfunded pension plans improve their funding ratios within prescribed intervals based on their level of underfunding. If a plan is in critical status, benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose on the employers contributing to such plan a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency.
Based upon the information available to the Company from plan administrators as of December 31, 2014, several of the multi-employer pension plans in which it participates are underfunded and, as a result, the Company could be required to increase its contributions. The Company’s subsidiaries have also been notified that certain plans to which they contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by the plans.
In November 2014, the Company, along with other members of the PLCA, voluntarily terminated its participation in several defined benefit multi-employer pension plans. No withdrawal liability was assessed as of the date of the Company’s termination of participation in these plans. There can be no assurance, however, that these plans, which were in critical status as of the date the Company terminated its participation, will not assess penalties in the future. Additionally, in November 2011, the Company, along with other members of the PLCA, voluntarily withdrew from Central States, a defined benefit multi-employer pension plan that is in critical status. In connection with this withdrawal, a $6.4 million withdrawal liability was established based on an estimate provided by the Central States administrator as of the date of withdrawal. The Company began paying installments towards this withdrawal liability in 2013, of which $4.2 million and $5.4 million were outstanding as of December 31, 2014 and 2013, respectively. The Company withdrew from Central States in order to mitigate its liability in connection with the plan; however, Central States has asserted that the PLCA members did not effectively withdraw in 2011 and are, therefore, responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States demanded $11 million in withdrawal liability from the Company, which included 2011 contribution amounts. The Company is vigorously opposing this demand because it believes that it legally and effectively withdrew from Central States in November 2011. If Central States were to prevail in its assertion that the Company withdrew after that date, then the initial amount of the Company’s withdrawal liability would increase to approximately $11 million. If Central States or other plans from which the Company has withdrawn were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three-year period commencing with the beginning of the calendar year during which the Company effectively withdrew from the plan, there could be additional liability. Given the uncertain nature of the outcome of these factors, the ultimate withdrawal liability can only be estimated. See Note 13 - Other Retirement Plans for additional information.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2014 and 2013, the Company was not aware of material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec has also issued performance and other guarantees in connection with its undivided interest in a contractual joint venture and certain of its equity investees. See Note 4 - Acquisitions. MasTec also generally warrants the work it performs for a one to two-year period following substantial completion of a project. MasTec has not historically accrued reserves for potential warranty claims as they have been immaterial.
Concentrations of Risk. The Company is subject to certain risk factors, including, but not limited to: risks related to fluctuations in the market price of oil and/or natural gas; changes in customers’ capital spending plans; the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice; seasonality; adverse weather conditions; economic downturns; technological and regulatory changes; competition; exposure related to foreign operations; collectibility of receivables; exposure from system or information technology interruptions; acquisition integration and financing; recoverability of goodwill; availability of qualified employees; exposure to litigation; exposure to multi-employer pension plan liabilities; and potential exposure to environmental liabilities. The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and concentration of credit risk is limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. The Company had approximately 565 customers as of December 31, 2014. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, local and long distance carriers and government entities. The industries served by MasTec’s customers include, among others: communications (including wireless, wireline/fiber and satellite communications) and utilities (including petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; and industrial infrastructure). As of December 31, 2014, one customer accounted for approximately 17% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less billings in excess of costs and earnings. As of December 31, 2013, two customers accounted for 19% and 14% of the Company’s consolidated net accounts receivable position. For the years ended December 31, 2014, 2013 and 2012, the Company derived 65%, 69% and 65%, respectively, of its revenue from its top ten customers. Taking into consideration the July 2015 acquisition of DIRECTV® by AT&T, revenue derived from the Company’s ten largest customers would have totaled 66%, 71% and 67%, respectively, for the years ended December 31, 2014, 2013 and 2012. In addition, as of December 31, 2014 and 2013, a single customer would have represented 19% and 20%, respectively, of the Company’s consolidated net accounts receivable position.
Note 18 - Related Party Transactions
MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Cross Country Pipeline Supply, Inc. (“CCP”), in which the Company has a cost method investment of $15 million, resulting from its investment in CCP in 2013. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCP. Additionally, an entity owned by Jorge, José R. and Juan Carlos Mas is a minority shareholder of CCP. For the years ended December 31, 2014 and 2013, MasTec paid CCP approximately $6.3 million and $1.3 million, respectively, for equipment rentals, leases and servicing.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a minority interest. For the years ended December 31, 2014, 2013 and 2012, MasTec charged approximately $0.7 million, $0.6 million and $0.5 million, respectively, to this customer. As of both December 31, 2014 and 2013, outstanding receivables from employee leasing arrangements with this customer totaled $0.1 million. The Company also provides satellite communication services to this customer. For the years ended December 31, 2014, 2013 and 2012, satellite communication revenue relating to this customer totaled approximately $1.0 million, $1.3 million and $1.2 million, respectively. As of December 31, 2014 and 2013, outstanding receivables from this customer for satellite communication services totaled approximately $0.5 million and $0.4 million, respectively.
MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and José R. Mas. For the years ended December 31, 2014, 2013 and 2012, the Company paid lease payments of approximately $48,000, $52,000 and $44,000, respectively, in connection with this property.
Split Dollar Agreements
In August 2014, José R. Mas, the Company and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the Jose Ramon Mas Irrevocable Trust, dated December 7, 2012 (the “Jose Mas trust”), entered into a split dollar life insurance agreement that replaced a prior split dollar agreement and eliminated a deferred bonus agreement with José Mas. Under the new split dollar agreement, MasTec is the sole owner of each of the policies subject to the agreement. The Company will make the premium payments under each of the policies. Upon the death of José R. Mas or the survivor of José R. Mas and his wife (collectively, the “José R. Mas insureds”) under the applicable policy, MasTec is entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit is payable to the Jose Mas trust or other beneficiary designated by the trustees. In the event of the Company’s bankruptcy or dissolution, the Jose Mas trust shall have the assignable option to purchase the policies subject to the split dollar agreement from the Company. The purchase price for each policy shall be the greater of either the total premiums paid by the Company for the policy, or the then cash value of the policy, excluding surrender charges or other similar charges or reductions. The total maximum face amount of the insurance policies subject to the split dollar agreement is capped at $75 million. The Company is designated as the named fiduciary under the split dollar agreement, and the policy may not be surrendered without the express written consent of the Jose Mas trust.

In October 2013, Jorge Mas, the Company and Jose Ramon Mas and Juan Carlos Mas, as trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012 (the “Jorge Mas trust”) entered into a split dollar life insurance agreement that replaced a prior split dollar agreement and eliminated a deferred bonus agreement with Jorge Mas. Under the new split dollar agreement, MasTec is the sole owner of each of the policies subject to the agreement. The Company will make the premium payments under each of the policies. Upon the death of Jorge Mas or the survivor of Jorge Mas and his wife (collectively, the “Jorge Mas insureds”) under the applicable policy, MasTec is entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit is payable to the Jorge Mas trust or other beneficiary designated by the trustees. In the event of the Company’s bankruptcy or dissolution, the Jorge Mas trust shall have the assignable option to purchase the policies subject to the split dollar agreement from the Company. The purchase price for each policy shall be the greater of either the total premiums paid by the Company for the policy, or the then cash value of the policy, excluding surrender charges or other similar charges or reductions. The total maximum face amount of the insurance policies subject to the split dollar agreement is capped at $200 million. The Company is designated as the named fiduciary under the split dollar agreement, and the policy may not be surrendered without the express written consent of the Jorge Mas trust.

For the year ended December 31, 2014, the Company received $0.1 million of proceeds from policies surrendered, net of premiums paid, related to the split dollar and deferred bonus agreements for José R. Mas. For the years ended December 31, 2013 and 2012, the Company did not make any payments in respect thereof. The Company paid approximately $1.1 million for the year ended December 31, 2014 related to the Jorge Mas split dollar agreements. For the year ended December 31, 2013, the Company paid approximately $1.2 million, net of proceeds from policies surrendered, related to the Jorge Mas agreements. For the year ended December 31, 2012, the Company paid approximately $0.3 million related to these agreements. As of December 31, 2014 and 2013, life insurance assets associated with these agreements totaled $11.1 million and $10.2 million, respectively, and were included within other long-term assets in the consolidated balance sheets.
Note 19 – Quarterly Information (Unaudited)
The following tables present selected unaudited quarterly operating results for the years ended December 31, 2014 and 2013 (in millions, except per share data). The quarterly results for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 are presented as restated, as discussed in Note 2 - Independent Investigation of the Audit Committee and Related Restatements. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and notes thereto.

	For the 2014 Quarters Ended				For the 2013 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	As Restated	As Restated	As Restated	(b)
Revenue	$957.8	$1,107.2	$1,315.5	$1,231.3	$918.6	$977.6	$1,269.4	$1,159.1
Costs of revenue, excluding depreciation and amortization	$841.3	$950.7	$1,122.9	$1,063.1	$791.5	$822.7	$1,081.1	$987.0

Net income from continuing operations	$12.3	$33.7	$49.4	$26.6	$19.3	$35.5	$49.9	$42.9
Net loss from discontinued operations	(0.1)	(0.1)	(0.3)	(5.9)	(0.9)	(0.5)	(3.7)	(1.3)
Net (loss) income attributable to non-controlling interests	0.0	(0.1)	0.1	(0.4)	0.0	0.1	0.1	0.1
Net income attributable to MasTec, Inc.	$12.1	$33.7	$49.0	$21.1	$18.4	$34.9	$46.1	$41.5
Basic earnings (loss) per share:
Continuing operations	$0.16	$0.43	$0.60	$0.33	$0.25	$0.46	$0.65	$0.55
Discontinued operations	0.00	0.00	0.00	(0.07)	(0.01)	(0.01)	(0.05)	(0.02)
Total basic earnings per share (a)	$0.16	$0.43	$0.60	$0.26	$0.24	$0.46	$0.60	$0.54
Diluted earnings (loss) per share:
Continuing operations	$0.14	$0.39	$0.57	$0.32	$0.23	$0.42	$0.59	$0.50
Discontinued operations	0.00	0.00	0.00	(0.07)	(0.01)	(0.01)	(0.04)	(0.02)
Total diluted earnings per share (a)	$0.14	$0.39	$0.57	$0.25	$0.22	$0.41	$0.54	$0.49

(a)
Earnings per share calculations, including the sum of the individual quarterly earnings per share amounts to the full year earnings per share amounts, may contain slight summation differences due to rounding.

(b)
Preliminary, unaudited fourth quarter and full year 2014 results were previously issued pursuant to a press release dated February 26, 2015 and not previously filed in a report under the Securities Exchange Act of 1934, as amended. The unaudited quarterly information for the three month period ended December 31, 2014 in the table above includes the effect of adjustments determined by management following the review process described in Note 2 - Independent Investigation of the Audit Committee and Related Restatements.

During the years ended December 31, 2014 and 2013, the Company acquired and disposed of certain businesses. As a result, the quarterly results of 2014 may not be comparable with those of 2013. Other transactions affecting comparisons of the Company’s quarterly results include: (i) $5.3 million of WesTower acquisition integration costs recorded in the fourth quarter of 2014; (ii) $5.6 million of debt extinguishment charges recorded in the first quarter of 2013; and (iii) $2.8 million of Sintel legal settlement charges recorded in the second quarter of 2013.

Note 20 – Supplemental Guarantor Condensed Consolidating Financial Information
The 4.875% Senior Notes are, and the 2011 Convertible Notes and 2009 Convertible Notes through the dates of their maturity in 2014 were, fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”).  The Company’s subsidiaries organized outside of the U.S. and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee any of these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary; if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Year Ended December 31, 2014	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$3,768.4	$847.7	$(4.3)	$4,611.8
Costs of revenue, excluding depreciation and amortization	—	3,226.2	756.1	(4.3)	3,978.0
Depreciation and amortization	—	119.3	35.2	—	154.5
General and administrative expenses	2.5	208.5	27.3	—	238.3
Interest expense, net	—	47.8	3.0	—	50.8
Other income, net	—	(1.9)	(6.3)	—	(8.2)
(Loss) income from continuing operations before income taxes	$(2.5)	$168.5	$32.4	$—	$198.4
Benefit from (provision for) income taxes	1.0	(70.6)	(6.8)	—	(76.4)
Net (loss) income from continuing operations	$(1.5)	$97.9	$25.6	$—	$122.0
Net loss from discontinued operations	—	—	(6.5)	—	(6.5)
Equity in income from subsidiaries, net of tax	117.4	—	—	(117.4)	—
Net income (loss)	$115.9	$97.9	$19.1	$(117.4)	$115.5
Net loss attributable to non-controlling interests	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to MasTec, Inc.	$115.9	$97.9	$19.5	$(117.4)	$115.9
Comprehensive income (loss)	$95.2	$97.9	$(1.6)	$(96.7)	$94.8

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Year Ended December 31, 2013	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$3,903.8	$425.6	$(4.6)	$4,324.8
Costs of revenue, excluding depreciation and amortization	—	3,321.3	365.7	(4.6)	3,682.4
Depreciation and amortization	—	120.1	20.8	—	140.9
General and administrative expenses	2.1	184.6	28.7	—	215.4
Interest expense, net	—	45.5	0.9	—	46.4
Loss on extinguishment of debt	—	5.6	—	—	5.6
Other income, net	—	(6.1)	—	—	(6.1)
(Loss) income from continuing operations before income taxes	$(2.1)	$232.8	$9.5	$—	$240.2
Benefit from (provision for) income taxes	0.8	(91.9)	(1.4)	—	(92.5)
Net (loss) income from continuing operations	$(1.3)	$140.9	$8.1	$—	$147.7
Net loss from discontinued operations	—	—	(6.5)	—	(6.5)
Equity in income from subsidiaries, net of tax	142.2	—	—	(142.2)	—
Net income (loss)	$140.9	$140.9	$1.6	$(142.2)	$141.2
Net income attributable to non-controlling interests	—	—	0.3	—	0.3
Net income (loss) attributable to MasTec, Inc.	$140.9	$140.9	$1.3	$(142.2)	$140.9
Comprehensive income (loss)	$133.1	$140.9	$(6.2)	$(134.4)	$133.4

For the Year Ended December 31, 2012	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$3,563.2	$166.6	$(3.0)	$3,726.8
Costs of revenue, excluding depreciation and amortization	—	3,094.2	148.0	(3.0)	3,239.2
Depreciation and amortization	—	89.0	3.0	—	92.0
General and administrative expenses	1.7	147.4	8.4	—	157.5
Interest expense, net	—	37.3	0.1	—	37.4
Other expense, net	—	7.8	0.2	—	8.0
(Loss) income from continuing operations before income taxes	$(1.7)	$187.5	$6.9	$—	$192.7
Benefit from (provision for) income taxes	0.7	(75.6)	(1.2)	—	(76.1)
Net (loss) income from continuing operations	$(1.0)	$111.9	$5.7	$—	$116.6
Net loss from discontinued operations	—	—	(9.2)	—	(9.2)
Equity in income from subsidiaries, net of tax	108.4	—	—	(108.4)	—
Net income (loss)	$107.4	$111.9	$(3.5)	$(108.4)	$107.4
Net income attributable to non-controlling interests	—	—	—	—	—
Net income (loss) attributable to MasTec, Inc.	$107.4	$111.9	$(3.5)	$(108.4)	$107.4
Comprehensive income (loss)	$109.9	$112.5	$(1.6)	$(110.9)	$109.9

CONDENSED CONSOLIDATING BALANCE SHEETS (in millions)

As of December 31, 2014	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$1,249.6	$282.2	$—	$1,531.8
Property and equipment, net	—	472.6	150.5	—	623.1
Goodwill and other intangible assets, net	—	1,068.3	264.5	—	1,332.8
Investments in and advances to consolidated affiliates, net	2,108.4	—	1,097.0	(3,205.4)	—
Other long-term assets	9.3	28.7	38.3	—	76.3
Total assets	$2,117.7	$2,819.2	$1,832.5	$(3,205.4)	$3,564.0
Liabilities and Equity
Total current liabilities	$—	$777.4	$203.4	$—	$980.8
Long-term debt	—	1,027.3	33.9	—	1,061.2
Advances from consolidated affiliates, net	—	70.7	—	(70.7)	—
Other long-term liabilities	—	239.3	134.6	—	373.9
Total liabilities	$—	$2,114.7	$371.9	$(70.7)	$2,415.9
Total equity	$2,117.7	$704.5	$1,460.6	$(3,134.7)	$1,148.1
Total liabilities and equity	$2,117.7	$2,819.2	$1,832.5	$(3,205.4)	$3,564.0

As of December 31, 2013	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$1,156.7	$150.3	$—	$1,307.0
Property and equipment, net	—	420.2	67.9	—	488.1
Goodwill and other intangible assets, net	—	932.8	134.9	—	1,067.7
Investments in and advances to consolidated affiliates, net	1,006.8	170.8	—	(1,177.6)	—
Other long-term assets	9.3	36.2	14.9	—	60.4
Total assets	$1,016.1	$2,716.7	$368.0	$(1,177.6)	$2,923.2
Liabilities and Equity
Total current liabilities	$—	$773.3	$55.9	$—	$829.2
Long-term debt	—	760.9	4.5	—	765.4
Advances from consolidated affiliates, net	—	—	22.5	(22.5)	—
Other long-term liabilities	—	236.4	71.1	—	307.5
Total liabilities	$—	$1,770.6	$154.0	$(22.5)	$1,902.1
Total equity	$1,016.1	$946.1	$214.0	$(1,155.1)	$1,021.1
Total liabilities and equity	$1,016.1	$2,716.7	$368.0	$(1,177.6)	$2,923.2

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2014	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(0.5)	$253.9	$69.6	$—	$323.0
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(222.7)	(122.9)	—	(345.6)
Capital expenditures	—	(84.8)	(24.5)	—	(109.3)
Proceeds from sale of property and equipment	—	14.3	2.4	—	16.7
Payments for investments, net	(1.0)	(0.1)	—	—	(1.1)
Net cash used in investing activities	$(1.0)	$(293.3)	$(145.0)	$—	$(439.3)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	—	1,894.4	491.6	—	2,386.0
Repayments of credit facilities	—	(1,410.0)	(529.6)	—	(1,939.6)
Repayments of senior convertible notes	—	(202.3)	—	—	(202.3)
Repayments of other borrowings and capital lease obligations	—	(40.9)	(26.4)	—	(67.3)
Proceeds from stock-based awards, net of tax withholdings	3.8	(2.7)	—	—	1.1
Excess tax benefit from stock-based compensation	—	3.7	—	—	3.7
Payments of acquisition-related contingent consideration	—	(60.3)	—	—	(60.3)
Payments of financing costs	—	(2.6)	—	—	(2.6)
Net financing activities and advances (to) from consolidated affiliates	(2.3)	(126.8)	129.1	—	—
Net cash provided by financing activities	$1.5	$52.5	$64.7	$—	$118.7
Effect of currency translation on cash	—	—	(1.3)	—	(1.3)
Net increase (decrease) in cash and cash equivalents	$—	$13.1	$(12.0)	$—	$1.1
Cash and cash equivalents - beginning of period	—	5.4	17.6	—	23.0
Cash and cash equivalents - end of period	$—	$18.5	$5.6	$—	$24.1

For the Year Ended December 31, 2013	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(1.7)	$174.1	$28.0	$—	$200.4
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(45.0)	(103.6)	—	(148.6)
Net cash divested on disposal of business	—	(3.0)	—	—	(3.0)
Capital expenditures	—	(114.4)	(11.9)	—	(126.3)
Proceeds from sale of property and equipment	—	14.7	1.2	—	15.9
Payments for investments, net	(1.2)	—	—	—	(1.2)
Net cash used in investing activities	$(1.2)	$(147.7)	$(114.3)	$—	$(263.2)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	—	961.6	187.4	—	1,149.0
Repayments of credit facilities	—	(1,042.2)	(207.4)	—	(1,249.6)
Proceeds from senior notes, net	—	250.0	—	—	250.0
Repayments of other borrowings and capital lease obligations	—	(69.1)	(1.6)	—	(70.7)
Proceeds from stock-based awards, net of tax withholdings	9.9	(1.5)	—	—	8.4
Excess tax benefit from stock-based compensation	—	4.3	—	—	4.3
Payments of acquisition-related contingent consideration	—	(16.7)	(2.0)	—	(18.7)
Payments of financing costs, including call premiums on extinguishment of debt	—	(13.7)	—	—	(13.7)
Net financing activities and advances (to) from consolidated affiliates	(7.0)	(106.4)	113.4	—	—
Net cash provided by (used in) financing activities	$2.9	$(33.7)	$89.8	$—	$59.0
Effect of currency translation on cash	—	—	—	—	—
Net (decrease) increase in cash and cash equivalents	$—	$(7.3)	$3.5	$—	$(3.8)
Cash and cash equivalents - beginning of period	—	12.7	14.1	—	26.8
Cash and cash equivalents - end of period	$—	$5.4	$17.6	$—	$23.0

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2012	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(1.3)	$159.2	$14.6	$—	$172.5
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(54.0)	(65.5)	—	(119.5)
Proceeds from disposal of business, net of cash divested	—	—	97.7	—	97.7
Capital expenditures	—	(78.1)	(1.6)	—	(79.7)
Proceeds from sale of property and equipment	—	7.3	0.1	—	7.4
Payments for investments, net	(0.2)	—	—	—	(0.2)
Net cash (used in) provided by investing activities	$(0.2)	$(124.8)	$30.7	$—	$(94.3)
Cash flows (used in) provided by financing activities:
Proceeds from credit facilities	—	959.2	—	—	959.2
Repayments of credit facilities	—	(885.2)	—	—	(885.2)
Repayments of other borrowings and capital lease obligations	—	(42.5)	—	—	(42.5)
Repurchase of common stock	(75.0)	—	—	—	(75.0)
Proceeds from stock-based awards, net of tax withholdings	5.0	—	—	—	5.0
Excess tax benefit from stock-based compensation	—	0.8	—	—	0.8
Payments of acquisition-related contingent consideration	—	(27.8)	(6.2)	—	(34.0)
Payments of financing costs	—	(0.1)	—	—	(0.1)
Net financing activities and advances from (to) consolidated affiliates	71.5	(31.7)	(39.8)	—	—
Net cash provided by (used in) financing activities	$1.5	$(27.3)	$(46.0)	$—	$(71.8)
Effect of currency translation on cash	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	$—	$7.1	$(0.6)	$—	$6.5
Cash and cash equivalents - beginning of period	—	5.6	14.7	—	20.3
Cash and cash equivalents - end of period	$—	$12.7	$14.1	$—	$26.8

Note 21 - Subsequent Events

In the first quarter of 2015, the Company recognized $16 million U.S. dollars of losses on a troubled wind project in Canada, which experienced difficult project conditions.

In June 2015, MasTec invested $6 million, and committed to future equity contributions and / or loan guarantees of up to an additional $78 million, for a 33% equity interest in two joint ventures. The joint ventures will design, build, own and operate a header system and two pipelines that will transport natural gas.  A subsidiary of MasTec will construct the pipelines, with construction expected to commence in late 2015 or early 2016.  Each pipeline will interconnect at the United States/Mexico border with pipelines currently under development and construction in Mexico.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In conducting the evaluation and in light of the Audit Committee investigation described in this 2014 Form 10-K, we identified the material weakness in our internal control over financial reporting within a service line in our Electrical Transmission segment described below. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”) in Internal Control-Integrated Framework (2013 Framework). Our internal control over financial reporting is designed to provide reasonable assurance to management and to our Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of WesTower Communications Inc. (“WesTower”), Pacer Construction Holdings Corporation and its affiliated operating companies (“Pacer”), Speed Wire, Inc. (“Speed Wire”) and Dynis, LLC (“Dynis”), which were effectively acquired on October 1, 2014, June 1, 2014, April 1, 2014 and January 1, 2014, respectively, and which are included in the 2014 consolidated financial statements. WesTower, Pacer, Speed Wire and Dynis constituted 20% of total assets as of December 31, 2014 and 9% of revenue and negative 2% of net income, respectively, for the year then ended. However, Management did perform an assessment of the internal controls over financial reporting related to the goodwill and other intangible asset balances of WesTower, Pacer, Speed Wire and Dynis as of December 31, 2014, which constituted 8% of total assets.  We considered the results of our corporate level controls over the recording and disclosure of goodwill and other intangible assets, which are part of Management’s established internal controls over financial reporting.  Based on such consideration, Management determined that the remaining percentage of total assets not included in Management’s assessment of internal controls over financial reporting as of December 31, 2014 was 12% as a result of these recently acquired companies.
Based on our assessment and in light of the Audit Committee investigation described in this 2014 Form 10-K, management has concluded that because of a material weakness described below, our internal control over financial reporting was not effective as of December 31, 2014.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management determined that a material weakness in internal control over financial reporting existed within a service line in our Electrical Transmission segment due to the operational failure of the internal control process requiring adequate documentation of significant judgments made in determining cost-to-complete estimates under percentage-of-completion accounting. The review process failed to ensure that cost-to-complete estimates had sufficient supporting documentation. As a result, significant judgments were made and incorporated into the accounting records used to determine project revenue without sufficient documentation that clearly sets forth the rationale and factors used in making those judgments.
This material weakness resulted in the restatement of the Company’s first quarter 2014, second quarter 2014 and third quarter 2014 condensed unaudited consolidated financial statements.
BDO USA, LLP, the independent registered public accounting firm, has issued audit reports on its assessment of our internal control over financial reporting included in this Item 9A of this 2014 Form 10-K, and on our consolidated financial statements, included in Item 8 of this 2014 Form 10-K.

Management’s Plans for Remediation of the Material Weakness
In response to this material weakness, the Company has developed a plan to remediate this material weakness. Currently, the plan to remediate includes the following:

•
The Company will revise its existing MasTec Revenue Recognition Policy (the “MasTec Policy”) with more detailed guidance on cost estimate procedures, project cost reserves and other aspects of percentage-of-completion accounting;

•
The MasTec Policy will require sufficient supporting documentation of significant judgments made in cost-to-complete estimates, including documentation of major assumptions, discussions and factors considered in making those decisions;

•
The Company has formalized and provided staffing to implement a procedure pursuant to which corporate personnel perform reviews of significant project variances and inspect documentation to determine that changes are in accordance with the MasTec Policy, have appropriate rationale and sufficient supporting documentation;

•	The Company established temporary remedial procedures in April 2015 and is evaluating the need for additional permanent remedial measures.
Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the identification of the material weakness identified above.

Report of Independent Registered Public Accounting Firm
MasTec, Inc.
Coral Gables, Florida
We have audited MasTec, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MasTec, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls of WesTower Communications Inc. (“WesTower”), Pacer Construction Holdings Corporation and its affiliated operating companies (“Pacer”), Speed Wire, Inc. (“Speed Wire”) and Dynis, LLC (“Dynis”), which were effectively acquired on October 1, 2014, June 1, 2014, April 1, 2014 and January 1, 2014, respectively, and which are included in the consolidated balance sheets of MasTec, Inc. as of December 31, 2014 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. WesTower, Pacer, Speed Wire and Dynis constituted 20% of total assets as of December 31, 2014 and 9% of revenue and negative 2% of net income, respectively, for the year then ended. Our audit of internal control over financial reporting of MasTec, Inc. also did not include an evaluation of the internal control over financial reporting of WesTower, Pacer, Speed Wire and Dynis.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness within a service line in the Company’s Electrical Transmission Segment related to a failure of the internal control process which requires that approved changes to estimates to complete have sufficient supporting documentation under percentage of completion accounting has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated July 31, 2015 on those consolidated financial statements.
In our opinion, as a result of the material weakness described above, MasTec, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MasTec, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated July 31, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Certified Public Accountants
Miami, Florida
July 31, 2015

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Board of Directors is composed of nine directors elected in three classes, with three Class I, three Class II, and three Class III Directors. Directors in each class hold office for three-year terms. The terms of the classes are staggered so that the term of only one class terminates each year. The terms of the current Class II Directors will expire at the 2015 Annual Meeting of Shareholders, the terms of the Class III Directors expire at the 2016 Annual Meeting of Shareholders and the terms of the Class I Directors expire at the 2017 Annual Meeting of Shareholders.
BOARD OF DIRECTORS
Class I Directors
Ernst N. Csiszar, 64, joined our Board of Directors in October 2005. Mr. Csiszar is currently a private investor and serves on the Board of Directors of Bridge Strategy Group, LLC, a management consulting firm, and Vice Chairman of the Board of Directors of Guarantee Insurance Company, a provider of workers’ compensation insurance and services. Mr. Csiszar also serves as a director of PHTS, Inc., a health care risk management company, and is a visiting professor at the University of South Carolina. From September 2004 until his retirement in September 2006, Mr. Csiszar was the President and Chief Executive Officer of the Property Casualty Insurers Association of America, the property and casualty insurance industry’s principal trade association. Mr. Csiszar was the Director of Insurance for the State of South Carolina from February 1998 to August 2004 and also served as President of the National Association of Insurance Commissioners in 2004. Mr. Csiszar also served as the President and Chief Executive Officer of Seibels Bruce Group, Inc., a property and casualty insurance company, from 1995 to 1998. Previously, he was a visiting professor at the School of Business at the University of South Carolina and served as Managing Co-director of Holborn Holdings Corporation, a European investment banking firm. Mr. Csiszar brings to our Board of Directors his extensive experience in insurance and risk management, executive leadership and his advisory experience in financial matters.
Julia L. Johnson, 52, has been a member of our Board of Directors since February 2002. Since January 2001, Ms. Johnson has been the President of NetCommunications, L.L.C., a regulatory analysis and public policy consulting firm that specializes in the communications, energy, and information technology public policy arenas. Ms. Johnson served on the Florida Public Service Commission from January 1992 until November 1999, and served as chairwoman from January 1997 to January 1999. Ms. Johnson also chaired Florida’s Information Service Technology Development Task Force, which advised then Florida Governor Jeb Bush on information technology policy and related legislative issues, from November 1999 to July 2001. Ms. Johnson also serves on the Board of Directors of each of First Energy Corp., NorthWestern Corporation and American Water Works Co., Inc. Ms. Johnson brings to our Board of Directors extensive knowledge with respect to the regulatory process and policy development in several of our industries, many years of service on the boards of several other public companies and a deep understanding of corporate governance.
Jorge Mas, 52, has been Chairman of our Board of Directors since January 1998 and a director since March 1994. From March 1994 to October 1999, Mr. Mas was our Chief Executive Officer. Mr. Mas has been Chairman of the Board of the Cuban American National Foundation, Inc., a not-for-profit corporation, since July 1999. Mr. Mas is the brother of José R. Mas, our Chief Executive Officer. Mr. Mas brings to our Board of Directors executive and management leadership experience, strategy, vision, considerable knowledge and understanding of our operations, challenges and opportunities, and markets, and a unique historical perspective as our longest serving Board member and having served in many capacities (including Chief Executive Officer) in his more than 30 years with us.
Class II Directors
José R. Mas, 44, has been our Chief Executive Officer since April 2007 and has been a member of our Board of Directors since August 2001. From April 2007 to January 2010, Mr. Mas was also our President. Mr. Mas served as MasTec’s Vice Chairman of the Board and Executive Vice President-Business Development from August 2001 until March 2007. Mr. Mas started with MasTec in 1992, and from 1999 until 2001 he was head of MasTec’s Communications Service Operation. Mr. Mas is the brother of Jorge Mas, our Chairman of the Board. Mr. Mas brings to our Board of Directors executive leadership and vision, considerable knowledge of, and a unique perspective on, our business, strategy, development, opportunities, operations, people, competition and financial position.
Daniel A. Restrepo, 44, has been a member of our Board of Directors since December 2013. Mr. Restrepo is the founder and managing director of Restrepo Strategies LLC, which provides strategic advice to U.S. companies conducting business or exploring opportunities in the Americas, as well as to multi-national Latin-based companies conducting business or exploring new opportunities in the United States. Prior to founding Restrepo Strategies, Mr. Restrepo served with the National Security Council, as Special Assistant to the President, Senior Director for Western Hemisphere Affairs, from March 2009 until June 2012. While at the National Security Council, Mr. Restrepo was President Obama’s principal advisor on Latin America, the Caribbean and Canada, and he managed the development and implementation of U.S. policy related to the Americas across the full range of national and homeland security issues. In addition to his position as managing director of Restrepo Strategies, Mr. Restrepo currently serves as Senior Fellow of the Center for American Progress, a position he has held since June 2013. Mr. Restrepo previously served the Center for American Progress as director for the Americas Project, from March 2006 until February 2009, director of outreach, from March 2004 until March 2006, and as deputy counsel, from March 2004 until January 2005. Mr. Restrepo brings to our Board of Directors significant experience in governmental and international affairs, particularly in Latin America, which could be a more important market for us in the future.

John Van Heuvelen, 69, has been a member of our Board of Directors since June 2002. Mr. Van Heuvelen spent 13 years with Morgan Stanley and Dean Witter Reynolds in various executive positions in the mutual fund, unit investment trust and municipal bond divisions before serving as President of Morgan Stanley Dean Witter Trust Company from 1993 until 1999. Since 1999, Mr. Van Heuvelen has been a private investor based in Denver, Colorado. His investment activities have included investments in private telecom and technology firms, an area where he still remains an active investor. In addition, Mr. Van Heuvelen was owner of a construction company for six years. Mr. Van Heuvelen currently serves on the Board of Directors of Hallador Energy Company and Orchid Island Capital, Inc. and was a member of the Board of Directors of LifeVantage, Inc. from August 2005 through August 2007. Mr. Van Heuvelen brings to our Board of Directors extensive executive leadership and management experience, many years of serving on the boards of several other public and private companies, experience in our industries, significant experience with respect to capital markets, strategic planning, corporate finance and mergers and acquisitions and is considered an “audit committee financial expert” under applicable SEC rules.
Class III Directors
Robert J. Dwyer, 71, joined our Board of Directors in October 2004. Mr. Dwyer retired in 1999 and is currently a private investor. Prior to 1999, Mr. Dwyer spent 17 years with Morgan Stanley and Dean Witter Reynolds in various executive positions. He currently serves as a director of Bimini Capital Management, Inc. and Mellon Optima L/S Strategy Fund, LLC and formerly served as a director of BNY/Ivy Multi-Strategy Hedge Fund, LLC. Mr. Dwyer has numerous charitable and civic interests and has served on boards of several public and private companies. Mr. Dwyer brings to our Board of Directors his executive leadership and management experience, many years of service on the boards of several other public and private companies and extensive experience with respect to corporate capital structures and capital markets, strategic planning, corporate finance and mergers and acquisitions.
Frank E. Jaumot, 58, joined our Board of Directors in September 2004. Mr. Jaumot has been the Director of Accounting and Auditing for the certified public accounting firm of Ahearn, Jasco and Company, P.A. since 1991. From 1979 to 1991, Mr. Jaumot was associated with Deloitte & Touche LLP. Mr. Jaumot is a Certified Public Accountant in Florida and Ohio and is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. He also is a member of the Board of Directors for Junior Achievement of South Florida (a not-for-profit charity) and Bimini Capital Management, Inc. Mr. Jaumot brings to our Board of Directors his extensive experience in accounting, financial and internal controls, auditing and SEC reporting and is considered an “audit committee financial expert” under applicable SEC rules.
José S. Sorzano, 74, has been a member of our Board of Directors since October 1995. Mr. Sorzano has been Chairman of The Austin Group, Inc., an international corporate consulting firm, since 1989, and a member of the Board of Advisors of the Free Cuba Committee since 2000. Mr. Sorzano was Special Assistant to President Reagan for National Security Affairs from 1987 to 1988; Associate Professor of Government, Georgetown University, from 1969 to 1987; Ambassador and U.S. Deputy Permanent Representative to the United Nations from 1983 to 1985; and Chairman of the Board of Visitors, U.S. Army Western Hemisphere Institute for Security Cooperation from 2003 to 2006. Mr. Sorzano brings to our Board of Directors significant experience in governmental and international affairs, international business and a historical perspective on our growth and operations having served as a director since 1995.
AUDIT COMMITTEE
We have a standing Audit Committee composed of Frank E. Jaumot, who currently serves as its Chairman, John Van Heuvelen, Daniel A. Restrepo, Julia L. Johnson and Robert J. Dwyer. The Board of Directors, in the exercise of its reasonable business judgment, has determined that (i) John Van Heuvelen and Frank E. Jaumot each qualifies as an “audit committee financial expert,” (ii) each member of the Audit Committee is financially literate and (iii) each member of the Audit Committee is independent for audit committee purposes under applicable NYSE and SEC rules and regulations and internal controls.
CODE OF ETHICS
MasTec has adopted a code of business conduct and ethics, called the Code of Business Conduct and Ethics, this applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees and includes additional criteria that are applicable to our Chief Executive Officer and senior financial officers. The full text of the Code of Business Conduct and Ethics is available in the Investor section of MasTec’s website at www.mastec.com under the tab “Corporate Governance” and is available in print to any shareholder who requests it. See also Item 1. “Business - Available Information.” We intend to provide amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and principal officers on our website within four business days after such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and such information is not a part of this annual report.
MasTec has also adopted anti-hedging and anti-pledging policies, which are further described in Item 11. “Executive Compensation” contained in this Annual Report on Form 10-K.
EXECUTIVE OFFICERS
Our current executive officers are as follows:

Name	Age	Position
José R. Mas	44	Chief Executive Officer and Director
Robert Apple	65	Chief Operating Officer
George Pita	53	Executive Vice President and Chief Financial Officer
Alberto de Cardenas	46	Executive Vice President, General Counsel and Secretary
Biographical information for Mr. José R. Mas can be found in the above section entitled “Class II Directors.”

Robert Apple has been our Chief Operating Officer since December 2006. Previously, Mr. Apple served as group president for MasTec’s energy service operations since 2005. From 2001 to 2004, Mr. Apple was a senior vice president at DIRECTV ®, where he was responsible for the installation and service network, warranty program, supply chain management and national dispatch support. From 1997 to 2001, Mr. Apple, while on assignment from Hughes Electronics/DIRECTV ® Latin America to Telefonica S.A., served as Chief Operating Officer and Board member of Via Digital, a direct broadcast satellite company and Telefonica affiliate. From 1985 to 1996, Mr. Apple served in various capacities within the Hughes Electronics organization, including as Chief Executive Officer of Hughes Electronics-Spain, Vice President of Hughes Europe and as a program manager for a Hughes Electronics training and support systems group.
George Pita became our Executive Vice President and Chief Financial Officer, effective January 1, 2014, upon the retirement of our previous Chief Financial Officer, C. Robert Campbell. Mr. Pita joined MasTec in February 2013, as its CFO-Operations. From June 2007 until joining MasTec in 2013, Mr. Pita served as EVP and CFO of Stuart Weitzman Holdings, a manufacturer, designer and retailer of fine women’s footwear and accessories. From April 2002 until June 2007, Mr. Pita served in various capacities at Perry Ellis International, including as Executive Vice President and Chief Financial Officer from 2004-2007. From 1989-2002, Mr. Pita served in a variety of financial and operations positions at Sunglass Hut International, including Chief Financial Officer. Mr. Pita earned his Bachelors in Business Administration and Accounting from the University of Miami in 1983 and has been a certified public accountant for approximately 30 years. Mr. Pita also serves or has served in various charitable and other capacities, including current appointments at the University of Miami Accounting school advisory board, as well as a board member of Easter Seals of South Florida. From 2008 to 2010, Mr. Pita served as a special advisor to Atlas Acquisition Holdings Corp., a special purpose acquisition corporation.
Alberto de Cardenas has been our Executive Vice President, General Counsel and Secretary responsible for all of MasTec’s corporate and operational legal matters and corporate secretary matters since November 2005. From March 2003 to November 2005, Mr. de Cardenas was Senior Vice President and General Counsel and from January through March 2003, Mr. de Cardenas was Vice President and Corporate General Counsel of Perry Ellis International, Inc. From September 1996 through December 2002, Mr. de Cardenas was a corporate and securities attorney at Broad and Cassel. From September 1990 to July 1993, Mr. de Cardenas was an accountant at Deloitte &Touche LLP.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act and regulations of the SEC thereunder require that MasTec’s directors, executive officers and persons who own more than 10% of MasTec’s common stock, as well as certain affiliates of such persons, file initial reports of their ownership of MasTec’s common stock and subsequent reports of changes in such ownership with the SEC. Directors, executive officers and persons owning more than 10% of MasTec’s common stock are required by SEC regulations to file with the SEC and the NYSE reports of their respective ownership of common stock and to furnish MasTec with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports received and written representations from our directors and executive officers, MasTec believes that during the year ended December 31, 2014, directors, executive officers and owners of more than 10% of the common stock timely complied with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following discussion describes and analyzes our executive compensation philosophy and programs for our named executive officers for the 2014 fiscal year. Our named executive officers for the 2014 fiscal year were José R. Mas, our Chief Executive Officer, Robert Apple, our Chief Operating Officer, George Pita, our Executive Vice President and Chief Financial Officer, and Alberto de Cardenas, our Executive Vice President, General Counsel and Secretary.
2014 Business Highlights
MasTec’s 2014 financial performance was still strong despite adverse market conditions that affected both our Communications segment and Oil and Gas segment. Some of our 2014 highlights were:

•	Revenue grew to approximately $4.6 billion, representing an increase of $0.29 billion or 6.6% over the prior year.

•
We maintained a strong level of adjusted EBITDA from continuing operations of approximately $424.9 million in 2014, notwithstanding margin decreases in our Communications and Oil and Gas segments. (Adjusted EBITDA from continuing operations is a non-GAAP financial measure. For a description of the rationale for our presentation of Adjusted EBITDA from continuing operations and a reconciliation of net income to Adjusted EBITDA from continuing operations, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-U.S. GAAP Financial Measures” contained in this Annual Report on Form 10-K.)

•
During 2014, we acquired Westower Communications Inc., expanding our wireless construction capabilities, and Pacer Construction Holdings Corporation, a leading contractor in the Canadian oil sands market.

•	We finished 2014 with $551 million in working capital, a $73 million improvement over 2013, and executed an amendment to our credit facility that increased total lending commitments to $1.25 billion.
2014 Governance Highlights
Our compensation program has been designed to incorporate many best practices. Some of these include:

Best Practices in Our Program

•	Pay for performance

•	Caps on annual bonuses

•	Structuring annual bonuses in a manner intended to be fully tax-deductible

•	Modest perquisites

•	Committee monitoring of executive stock ownership

•	Anti-hedging and anti-pledging policies

Practices We Do Not Engage In

•	No defined benefit pension plan

•	No re-pricing of stock options (no use of stock options since 2006)
2014 Compensation Highlights
Compensation decisions made for 2014 reflect both conservatism and our pay for performance philosophy:

•	Our CEO did not receive a base salary increase in 2014. Our other executive officers received only modest base salary increases.

•	2014 annual incentive compensation was established at levels in recognition of performance in revenue and EBITDA.

•
A significant portion of 2014 annual incentive compensation was paid out in the form of restricted stock grants vesting over three years. This aligns executive incentive pay with long-term shareholder value because the ultimate realized value of the awards will depend on our financial performance and stock price when the restricted stock vests. Multi-year vesting encourages executive retention.

What is Our General Philosophy Regarding Executive Pay?
MasTec’s objectives for its executive compensation program are to attract, motivate and retain a talented, entrepreneurial and innovative team of executive officers who will provide leadership for MasTec’s success in dynamic and competitive markets. MasTec seeks to accomplish these objectives in a way that rewards both company and individual performance and aligns with our shareholders’ long-term interests.
The compensation for the named executive officers consists of two primary elements: base salary and annual bonuses paid partly in cash and partly in time-vesting restricted stock. In addition, as circumstances warrant, we occasionally make additional awards of restricted stock. These elements are designed to reward corporate and individual performance and future share value appreciation in a simple and straightforward manner. MasTec’s executive compensation program is intended to promote and retain stability within the executive team.
MasTec expects each of its executive officers to contribute to MasTec’s overall success as a member of the executive team rather than focus solely on specific objectives within the officer’s area of responsibility. When we set compensation amounts and select compensation components for our executive management, we strive to reward the achievement of both short-term and long-term results that promote earnings growth and stock appreciation. Overall, we intend that our compensation philosophy provides market-competitive base pay levels with meaningful upside opportunity to promote strong performance. This compensation philosophy extends to all levels of our management.
Each named executive officer is a member of MasTec’s executive team and must demonstrate exceptional personal performance in order to remain so. At MasTec executive officers who underperform are either removed from the executive team with their compensation adjusted accordingly or dismissed. Second, each named executive officer must contribute as a member of the executive team to MasTec’s overall success rather than focus solely on specific objectives within the officer’s area of responsibility. This team-based approach requires that MasTec consider the relative compensation levels among all executive team members to ensure that its compensation programs are applied consistently and equitably.
We do not have specific policies for allocating between long-term and currently paid out compensation or between cash and non-cash compensation. Rather, the Compensation Committee maintains a balance of performance-based and retention-oriented pay for each executive, considering market data on the mix of pay but also using discretion in making its decisions.
How Do We Determine Our Compensation Levels?
Discretion and Judgment of the Compensation Committee; Role of the CEO
The Compensation Committee of our Board of Directors is responsible for assessing recommendations of pay and approving pay levels for our executive management. We target our compensation levels with the following goals in mind: (a) market-competitive base pay; (b) short-term and long-term incentive grants that appropriately reward past performance and future share-value appreciation, as well as create incentives for long-term growth and executive retention; and (c) levels of benefits and modest perquisites adequate to attract and retain talented and qualified executive officers.
The Compensation Committee determines all compensation for the named executive officers. The Vice President-Finance compiles information for the Committee’s review. Then the Compensation Committee conducts an evaluation of each named executive officer to determine if changes in the officer’s compensation are appropriate based on the considerations described below. At the Compensation Committee’s request, the CEO provides input for the Compensation Committee to consider regarding the performance and appropriate compensation of the named executive officers other than himself. The CEO does not participate in the Compensation Committee’s deliberations or decisions with regard to his own compensation. The Compensation

Committee gives considerable weight to the CEO’s evaluation of the other named executive officers because of his direct knowledge of each executive. The Compensation Committee reviews those recommendations for non-CEO executive compensation and then determines the compensation levels for all of our named executive officers, taking into account the executive officer’s role, performance, internal pay comparisons and available market data. The Compensation Committee also administers our incentive compensation plans, including the MasTec, Inc. 2013 Incentive Compensation Plan, which we refer to as the ICP.
The Role of Peer Companies and Benchmarking
At the direction of the Compensation Committee, in 2014, the Compensation Committee engaged Meridian Compensation Partners, or Meridian to help us construct a peer group appropriate for market comparisons of compensation for our named executive officers and outside directors and to conduct a competitive analysis of the compensation programs for our named executive officers against the compensation programs for the companies in the peer group. As described below under “Compensation of Directors,” the Compensation Committee also engaged Meridian to provide a competitive analysis of the compensation programs for our directors against the compensation programs for the companies in the peer group. Meridian did not assist MasTec in adjusting compensation as a result of such analyses and did not attend any meetings of the Compensation Committee. The Compensation Committee, considering all relevant factors, including those set forth in applicable SEC and NYSE rules, is not aware of any conflict of interest that has been raised by the work performed by Meridian.
For its competitive analysis of the compensation programs for our named executive officers, which we refer to as the 2014 Executive Compensation Review, Meridian compiled a peer group for our review consisting of 17 comparable companies based on size (measured by gross revenues for the last fiscal year and market capitalization as of February 28, 2014) and industry to MasTec. MasTec was slightly above the median of the peer group with respect to size, and the Committee focused on the median of the data in establishing the market comparisons. The peer group consisted of the following 17 companies: Jacobs Engineering Group Inc., URS Corp., AECOM Technology Corp., KBR Inc., McDermott International Inc., Emcor Group Inc., Quanta Services Inc., Chicago Bridge & Iron Co., Foster Wheeler AG, Tutor Perini Corp., Granite Construction Inc., Tetra Tech Inc., Willbros Group Inc., Comfort Systems USA Inc., Dycom Industries Inc., Layne Christensen Co. and Colfax Corp.
The Compensation Committee reviewed information regarding peer median executive compensation, our executive compensation in comparison to peers, and total shareholder return at peer companies and considered that information, among other things, when it determined total compensation levels generally consistent with the pay practices of peer group companies taking into account MasTec’s performance relative to such companies.
However, the Compensation Committee did not set compensation components to meet specific market benchmark percentiles. Over-reliance on benchmarking can result in compensation unrelated to the value delivered by the named executive officers because compensation benchmarking does not take the specific performance of the named executive officers, or the performance of MasTec, into account. In contrast, at MasTec, annual incentive compensation awards are heavily based on prior year corporate and individual performance.
The Role of Shareholder Say-on-Pay Votes
MasTec provides its shareholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay proposal”) every three years. At MasTec’s 2014 Annual Meeting of Shareholders, 61% of the votes cast on the say-on-pay proposal were voted in favor of the proposal. Our next Say on Pay vote will take place in 2017. In the interim, we intend to reach out to our significant shareholders to better understand their perspectives and concerns regarding our compensation program. The committee will consider these perspectives as part of the overall decision making process when making any changes to our compensation program.
Risk Considerations in Our Compensation Programs
MasTec has reviewed its compensation structures and policies as they pertain to risk and has determined that its compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on MasTec. Use of Consolidated EBITDA targets for senior executive bonuses ensures that compensation is based upon the overall performance of MasTec. Moreover, our equity grants typically provide for a three-year vesting period, which we believe encourages our executive officers to manage with the long-term success of MasTec as a key objective. Compensation for other personnel is closely monitored by our senior executive officers in light of this long-term perspective.
What Components of Compensation Do We Use?
As noted, the primary components of executive compensation for our organization are base salary and annual bonuses paid partly in cash and partly in time-based restricted stock, as well as occasional additional awards of restricted stock. Each element is described in more detail below.
Decisions with respect to one element of compensation tend not to affect decisions regarding other elements.
Salary
Our objective for base salary is to provide our executive officers a minimum, fixed level of cash compensation commensurate with their particular positions and qualifications. Base salary is designed to reward core competence in the executive role. We choose to pay base salary because it is required for talent attraction and retention.
Salaries initially are negotiated and set forth in employment agreements with each of our executive officers and thereafter reviewed annually. Salaries take into account the performance of the executive, market data adjusted for individual qualifications, job uniqueness, and individual performance.

The salary for Mr. Mas did not change in 2014. Effective December 19, 2014, the Compensation Committee approved: an increase in Mr. Apple’s annual base salary from $525,000 to $585,000; an increase in Mr. Pita’s annual base salary from $415,000 to $450,000; and an increase in Mr. de Cardenas’ annual base salary from $350,000 to $385,000. The Compensation Committee made these adjustments based upon completion of each executive’s annual review which included a review of his compensation against compensation paid to the relevant officers from the peer group in the 2014 Executive Compensation Review. In addition, Mr. Apple’s increase was awarded based upon his performance, as evidenced by our strong operating performance in spite of challenging market conditions and successful integration of acquisitions. Mr. Pita’s increase was awarded based upon his performance, as evidenced by our improved liquidity and strong balance sheet. Mr. de Cardenas’ increase was awarded based upon his performance, as evidenced by the completion of key strategic acquisitions and other initiatives.
Cash Bonuses and Equity Grants
The objective of our annual incentive program is to reward executive officers for company and individual performance during the prior year. The plan is designed to reward contributions as a member of the executive team to MasTec’s overall success rather than specific objectives solely within the officer’s area of responsibility. For 2014, we chose to pay annual incentive compensation in the form of both cash and restricted stock in order to retain executive officers and motivate them toward actions that will lead to long-term success and value.
Annual Cash Bonuses
All members of our executive management team are eligible to receive cash bonuses based upon performance. Each executive’s employment agreement provides that he is entitled to receive an annual bonus of up to 100% of his base salary based upon performance. For 2014, these bonuses are to be determined and paid pursuant to the ICP (described below).
Executive Incentive Compensation Plan Bonuses
The ICP provides for awards by the Compensation Committee of performance-based annual incentive compensation (in addition to other forms of equity and non-equity incentive compensation).
The ICP provides certain of our executive officers the opportunity to receive annual bonuses that are intended to qualify as “performance-based” compensation under Section 162(m) of the Internal Revenue Code of 1986 as amended, which we refer to as the Code. Executive officers eligible to receive an award under the ICP will be selected by the Compensation Committee not later than 90 days following the start of each fiscal year, at which time the Compensation Committee will determine the maximum amount of the award opportunity.
For 2014, the Compensation Committee determined that annual incentive awards under the ICP would be paid only if we achieved “Consolidated EBITDA” of $336 million. Consolidated EBITDA is generally calculated by taking MasTec’s consolidated net income, determined in accordance with generally accepted accounting principles, and adding back any deductions for interest, depreciation, amortization, income taxes and certain other deductions and adjusting certain items of income or gain. The maximum award payable to any executive officer under the ICP is the lesser of 2% of Consolidated EBITDA for the year for which the award is payable or $10 million; however, the Compensation Committee may, in its discretion, specify a lesser maximum award opportunity for a participant in any fiscal year.
Even if the above performance goal is achieved, the maximum award may not necessarily become payable to an executive officer because the Compensation Committee retains “negative discretion.” Negative discretion allows the Compensation Committee to reduce the award based upon its assessment of MasTec’s actual performance and the executive’s individual performance.
Annual incentive awards under the ICP may be paid in the form of cash, restricted stock units, restricted stock or any combination of the foregoing, as determined by the Compensation Committee in its sole discretion. Awards in the form of restricted stock units or restricted stock will be issued under the ICP, or any other plan adopted by MasTec pursuant to which such awards may be granted.
In March 2014, the Compensation Committee selected each of Messrs. José R. Mas, Apple, Pita and de Cardenas as participants in the ICP for 2014. In December 2014, the Compensation Committee determined that 2 percent of MasTec’s Consolidated EBITDA would be approximately $8 million and, accordingly, the maximum possible bonus under the ICP would be capped at that amount.
In December 2014, the Compensation Committee determined to grant awards of restricted stock under the ICP for 2014, as set forth in the table below. At that time, the Compensation Committee did not determine the cash portion of the incentive compensation awards for 2014, intending to do so during the first quarter of 2015. In light of the ongoing Audit Committee investigation described elsewhere in this Annual Report, however, the Compensation Committee has further deferred any action with respect to such cash portion.

Executive	Shares of Restricted Stock	Restricted Stock Value
José R. Mas, CEO	115,457	$2,450,000
George Pita, EVP and CFO	39,114	$830,000
Robert Apple, COO	49,482	$1,050,000
Alberto de Cardenas, EVP, General Counsel and Secretary	32,988	$700,000
The restricted stock will vest on the third anniversary of the grants. See the 2014 Summary Compensation Table for details. Because the restricted stock is awarded on the basis of performance vesting is based solely upon continued employment over a significant period of time to align our named executive officers’ realizable compensation with long-term shareholder value and to promote executive retention.

Other Equity Compensation
We occasionally use other time-vesting restricted stock awards to further align executive officers’ interests with those of our shareholders and to reward continued employment and actions that increase long-term shareholder value. Making such awards helps us attract and retain talented and success-driven employees.
Restricted stock awards generally vest in two to five years, and there is no vesting prior to the end of the one-year anniversary of the stock grant.
In the past seven years, we have made the following restricted stock grants, all of which were in connection with the execution of employment agreements. None were made during 2014.

Executive	Number of Shares	Employment Agreement Date	Comments
José R. Mas, CEO	100,000	April 18, 2007	Vested on April 18, 2012
George Pita, EVP and CFO	40,000	April 3, 2013	Will vest on April 3, 2016
Robert Apple, COO	37,500	January 1, 2010	Vested on December 28, 2012
Alberto de Cardenas, EVP, General Counsel and Secretary	5,000	January 1, 2008	Vested on February 27, 2011
All executive management equity awards are granted at Compensation Committee meetings except in certain cases such as those granted upon execution of employment agreements, and the exercise prices of all options are set at the closing price of our common stock on the NYSE on the date of the grant. We do not have a program, plan, or practice of timing equity award grants in order to benefit our executive officers or in coordination with the release of material non-public information.
Equity awards are made under the ICP. The Compensation Committee administers our ICP and has the authority to determine the terms and conditions of the awards made under the ICP.
Anti-Hedging and Anti-Pledging Policies
MasTec has adopted a policy prohibiting its directors, management, financial and other insiders from engaging in transactions in MasTec securities or derivatives of MasTec securities that might be considered hedging, or from holding MasTec securities in margin accounts or pledging MasTec securities as collateral for a loan, unless such person clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities.
Prohibition of Re-Pricing without Shareholder Approval
The ICP contains a prohibition on the repricing of stock options without shareholder approval.
Retirement Benefits
The objective of our retirement benefits is to assist our employees with the accumulation of adequate financial assets for retirement. Retirement benefits reward employees for saving for their retirement and for continued employment. We choose to provide retirement benefits in order to have a competitive retirement and benefit package in the marketplace.
401(k) Plan
We maintain a 401(k) plan, or the 401(k) Plan, for all employees who have completed at least 30 days of service. Our executive officers may participate in the 401(k) Plan. We make safe harbor matching contributions equal to 100% of the first 3% of compensation that each eligible participant elects to contribute to the 401(k) Plan in that year plus 50% of the amount of such participant’s contributions in excess of 3% but not in excess of 5% of such participant’s compensation. The matching contributions to the 401(k) Plan are paid 50% in cash and 50% in MasTec common stock.
The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made. The amounts of our matching contributions for our named executive officers for 2014, 2013 and 2012 under the 401(k) Plan are included in the “All Other Compensation” column of the Summary Compensation Table.
Deferred Compensation Plan
In 2008, our Board of Directors adopted the MasTec Non-Qualified Deferred Compensation Plan. Certain management and highly compensated employees, including executive officers, are eligible to participate in the plan. The objective of this plan is to provide this group of employees with an opportunity on a voluntary basis to defer compensation without regard to the IRS limits imposed on our qualified 401(k) Plan. Under the plan, participants are allowed to defer up to 50% of their base salary and overtime and 100% of their bonus in any given year. We make discretionary matching contributions into the plan. The amount of the matching contribution is determined on an annual basis. For 2011 and 2012, our matching contributions were 100% of the first 2.5% of compensation that each eligible participant elected to contribute to the plan that year up to a maximum of $2,500 per year. No match was awarded in 2013 or 2014. Company matching contributions vest at a rate of 1/3 per year of service. An employee’s elective contributions are 100% vested when contributed. Our Board of Directors or the Compensation Committee may, in its sole discretion, but is not required to, credit a contribution to any participants account under the Plan. Such contributions may be smaller or larger than the amount credited to any other participant in any given year. No contributions were made in 2013 or 2014. Participants may obtain distributions from the plan only on termination of employment or for elected in-service distributions at which time the distribution will be fully taxable to the employee.
Split Dollar Benefit
We have split dollar agreements with Jorge Mas and José R. Mas to provide post-retirement life insurance coverage for them. The arrangements are designed to reward continued employment and have the effect of allowing the beneficiaries to use the proceeds to settle potential estate taxes. We choose to provide them because they are an efficient method of providing compensation with a high perceived value to the recipients and protection to the company on future large stock dispositions. For more information see Item 13. “Certain Relationships and Related Transactions” contained in this Annual Report on Form 10-K.
Perquisites
The Compensation Committee prefers to compensate our named executive officers in cash and equity rather than perquisites, keeping with our philosophy that senior executive compensation should be variable with corporate performance. However, we do provide a limited number of perquisites to our named executive officers (a car lease or allowance to all named executive officers and a golf membership to George Pita) with the objective of attracting and retaining executive officers in a competitive marketplace. Perquisites are not designed to reward any particular executive behavior.
The total value of perquisites provided to the named executive officers during 2014 was a small percentage of each executive officer’s total compensation. These amounts are included in the second to last column of the Summary Compensation Table under “All Other Compensation” and related footnotes.
Termination of Employment and Change in Control Agreements
Employment Agreements
We generally negotiate employment agreements with our named executive officers. The objective of these arrangements is to secure qualified executive officers for leadership positions in our organization as well as to protect our business and intellectual property by virtue of restrictive covenants, including non-competition covenants, contained in the agreements. As of July 20, 2015, we had employment agreements with all of our named executive officers for their current positions. See “Employment and Other Agreements” below.
Our employment agreements provide for the payment of certain compensation and benefits in the event of a change in control of MasTec, as well as in the event of the termination of an executive’s employment. The amount payable varies depending upon the reason for the payment. Providing for payments due upon a change in control helps to preserve MasTec’s value by reducing any incentive for key executive officers to seek employment elsewhere in the event that a change in control of MasTec is proposed or becomes likely. Moreover, on an ongoing basis, these arrangements help maintain the continuity of our management team, which we view as a driver of shareholder value.
The Compensation Committee has reviewed the material terms of these termination provisions and has concluded they are reasonable and appropriate. See “ Potential Payments upon Change in Control and Termination of Employment as of December 31, 2014” below for a description of these provisions and a calculation of the amounts that would be payable thereunder in the event that a change in control of MasTec had occurred on December 31, 2014.
Accounting for Share-Based Compensation
Before granting stock-based compensation awards, the Compensation Committee considers the accounting impact of the award as structured and under various other scenarios in order to analyze the expected impact of the award.
Stock Ownership Guidelines and Requirements
We do not maintain stock ownership guidelines or requirements for our named executive officers, but our Compensation Committee periodically monitors such ownership. As of December 31, 2014 our CEO held more than 100 times his base salary in MasTec stock. Our COO held more than 4.8 times his base salary in MasTec stock. Our CFO held more than 4.6 times his base salary in MasTec stock and our General Counsel held 5.2 times his base salary in MasTec stock.
Compensation Committee Report on Executive Compensation
The following report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of MasTec’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, except to the extent that we specifically incorporate such report by reference.
In fulfilling our role, we met and held discussions with MasTec’s management and reviewed and discussed the Compensation Discussion & Analysis contained in this Annual Report on Form 10-K. Based on the review and discussions with management and our business judgment, we recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this Annual Report on Form 10-K for filing with the SEC.
Submitted by the Compensation Committee of the Board of Directors
Robert J. Dwyer

Ernest Csiszar
Julia L. Johnson
José S. Sorzano
John Van Heuvelen
2014 Summary Compensation Table
The following table summarizes the compensation information for the years ended December 31, 2014, 2013 and 2012 for our chief executive officer, chief financial officer and our other named executive officers as of the end of 2014. We refer to these persons as our named executive officers elsewhere in this Annual Report on Form 10-K.

Name & Principal Position	Year	Salary		Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (5)	Total
José R. Mas, CEO	2014	$980,000		$2,450,000	$—	$18,272	$3,448,272
	2013	$980,000		$2,411,060	$1,960,000	$24,598	$5,375,658
	2012	$890,432	(4)	$2,587,500	$1,800,000	$33,457	$5,311,389
George Pita, EVP and CFO (1)	2014	$413,154		$830,000	$—	$31,817	$1,274,971
C. Robert Campbell, former	2013	$453,200		$571,588	$545,000	$33,463	$1,603,251
EVP and CFO	2012	$453,200		$595,016	$510,000	$34,766	$1,592,982
Robert Apple, COO	2014	$525,000		$1,050,000	$—	$35,427	$1,610,427
	2013	$525,000		$665,120	$700,000	$33,051	$1,923,171
	2012	$468,665	(4)	$700,024	$600,000	$23,200	$1,791,889
Alberto de Cardenas, EVP,	2014	$350,000		$700,000	$—	$18,820	$1,068,820
General Counsel and	2013	$350,000		$446,878	$450,000	$18,620	$1,265,498
Secretary	2012	$342,630	(4)	$527,518	$420,000	$10,945	$1,301,093

(1)	Mr. Pita became EVP and CFO, effective January 1, 2014, upon the retirement of C. Robert Campbell.

(2)
Amounts shown in this column represent the fair value of restricted stock awards as of date of grant computed in accordance with FASB ASC Topic 718. Stock awards for 2012 and 2013 represent restricted stock awards issued in payment of a portion of annual incentive compensation under the MasTec, Inc. Annual Incentive Plan (“AIP”) and awards issued in 2014 under the ICP. Each restricted stock award was valued at the closing market price of our common stock on the date of grant. For additional information regarding assumptions underlying the valuation of equity awards and the calculation method, please refer to Note 12 in our Consolidated Financial Statements.

(3)	Amounts included in this column represent the cash portion of awards under the AIP for 2012 and 2013.

(4)	Includes pro rata portion of salary increases awarded during 2012.

(5)	All other compensation consists of the following:

Name & Principal Position	Year	Car Lease or Car Allowance	Matching Contributions to 401(k) Plan	Imputed Benefit from Split Dollar Life Insurance Policy(2)	Golf Membership	Executive Long Term Disability(1)	Total
José R. Mas, CEO	2014	$17,140		$100		$1,032	$18,272
George Pita, EVP and CFO	2014	$17,885	$10,400		$1,640	$1,892	$31,817
Robert Apple, COO	2014	$22,948	$10,400			$2,079	$35,427
Alberto de Cardenas, EVP, General Counsel and Secretary	2014	$7,278	$10,400			$1,142	$18,820

(1)	The amounts shown in this column include premiums for Executive Supplemental Long Term Disability for Messrs. Mas, Apple, Pita and de Cardenas for 2014.

(2)
The amounts shown in this column for Mr. Mas include imputed income with respect to a life insurance policy owned by MasTec on the life of José R. Mas. Pursuant to Mr. Mas’ split dollar agreement, MasTec is entitled to recover out of the death benefit proceeds, all premiums it pays on the policies upon the death of the insured. The balance of the death benefit would be paid to the beneficiaries designated by Mr. Mas. See “Split Dollar Benefit Agreement” for a description of the split dollar agreement that MasTec has entered into with Mr. Mas.

Grants of Plan-Based Awards in 2014
The following table provides additional information about the plan-based awards granted to the named executive officers for the year ended December 31, 2014.

Name	Grant Date	All Other Stock Awards: Number Shares of Stock or Units (1)	Grant Date Fair Value of Stock Awards (2)
José R. Mas, CEO	3/16/2014	58,000	$2,411,060
	12/19/2014	115,457	$2,450,000
Robert Apple, COO	3/16/2014	16,000	$665,120
	12/19/2014	49,482	$1,050,000
George Pita, EVP and CFO	3/16/2014	11,500	$478,055
	12/19/2014	39,114	$830,000
Alberto de Cardenas, EVP, General Counsel and Secretary	3/16/2014	10,750	$446,878
	12/19/2014	32,988	$700,000

(1)	Represents shares of restricted stock granted under the ICP, which vest three years after the grant date.

(2)	The grant date value of the restricted stock awards is based on the closing market price of $41.57 and $21.22 for our common stock on March 16, 2014 and December 19, 2014, as applicable.

Outstanding Equity Awards as of December 31, 2014
The following table sets forth our outstanding equity awards as of December 31, 2014 for our named executive officers.

	Option Awards				Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
José R. Mas, CEO	3/19/2012				40,388	(2)	$913,173
	12/28/2012	-	-	-	75,000	(3)	$1,695,750
	3/16/2014	-	-	-	58,000	(4)	$1,311,380
	12/19/2014	-	-	-	115,457	(5)	$2,610,483
Robert Apple, COO	4/4/2005	39,471	$7.60	4/4/2015	-
	8/3/2006	100,000	$12.93	8/3/2016	-
	3/19/2012	-	-	-	13,463	(2)	$304,398
	12/28/2012	-	-	-	18,368	(3)	$415,300
	3/16/2014	-	-	-	16,000	(4)	$361,760
	12/19/2014		-		49,482	(5)	$1,118,788
George Pita, EVP and CFO	4/3/2013	-		-	40,000	(6)	$904,400
	3/16/2014	-	-	-	11,500	(4)	$260,015
	12/19/2014	-	-	-	39,114	(5)	$884,368
Alberto de Cardenas, EVP, General Counsel and Secretary	11/16/2005	20,000	$10.13	11/16/2015	-
	3/19/2012	-	-	-	11,443	(2)	$258,726
	12/28/2012	-	-	-	12,858	(3)	$290,719
	3/16/2014		-		10,750	(4)	$243,058
	12/19/2014	-	-	-	32,988	(5)	$745,859

(1)	The market value of the shares was calculated based upon the closing market price of our common stock of $22.61 per share, as reported by the NYSE on December 31, 2014.

(2)	These shares were awarded on March 19, 2012 and vest on March 19, 2015.

(3)	These shares were awarded on December 28, 2012 and vest on December 28, 2015.

(4)	These shares were awarded on March 16, 2014 and vest on March 16, 2017.

(5)	These shares were awarded on December 19, 2014 and vest on December 19, 2017.

(6)	These shares were awarded on April 3, 2013 and vest on April 3, 2016.

Options Exercised and Stock Vested in Fiscal Year 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
José R. Mas, CEO	150,000	$4,915,500	32,845	$1,393,942
Robert Apple, COO			15,563	$660,494
Alberto de Cardenas, EVP, General Counsel and Secretary			7,959	$337,780
Nonqualified Deferred Compensation
The following table sets forth earnings under and aggregate balances of nonqualified defined contribution and other deferred compensation plans we maintain.

Name	Executive Contributions in 2014 (1)	Aggregate Earnings in 2014	Aggregate Balance at December 31, 2014
Robert Apple, COO	$175,000	$23,400	$316,290
Alberto de Cardenas, EVP, General Counsel and Secretary		$1,856	$32,124

(1)	Contributions made to MasTec’s non-qualified deferred compensation plans by or on behalf of named executive officers for 2014.
Potential Payments upon Change in Control and Termination of Employment as of December 31, 2014
Each of the named executive officers has an employment agreement with us that provides for us to make continued payments and provide certain benefits to the executive upon termination of employment with the Company.
Each of the employment agreements, as amended to the date of this Annual Report on Form 10-K, for the named executive officers also provides for each of such named executive officers to receive certain payments in the event of a change in control, as follows:

•
José R. Mas. Mr. Mas would become entitled to receive a lump sum payment equal to one and a half times his base salary and average performance bonuses during the last three calendar years for which he was an employee, a gross-up payment if an excise tax is triggered, the immediate vesting of any previously unvested options and restricted stock and the continuation of benefits over a period of 12 months.

•
Robert Apple. Mr. Apple would become entitled to receive a lump sum payment equal to one and a half times his base salary and average performance bonuses during the last three calendar years for which he was an employee, a gross-up payment if an excise tax is triggered, the immediate vesting of any previously unvested options and restricted stock and the continuation of benefits over a period of 12 months.

•
George Pita. Mr. Pita would be entitled to a lump sum payment equal to one and a half times his base salary and average performance bonuses during the last three calendar years for which he was an employee, the immediate vesting of any previously unvested options and restricted stock and the continuation of benefits over a period of 12 months. Under certain circumstances, the change in control payment would be reduced to avoid triggering an excise tax on such benefits.

•
Alberto de Cardenas. Mr. de Cardenas’ would become entitled to a lump sum payment equal to one and a half times his base salary and average performance bonuses during the last three calendar years for which he was an employee, the immediate vesting of any previously unvested options and restricted stock and the continuation of normal benefits for a period of 12 months. Under certain circumstances, the change in control payment would be reduced to avoid triggering an excise tax on such benefits.

For these purposes, “Change in Control” generally means:

•
Acquisition by Person of Substantial Percentage. The acquisition by a Person (including “affiliates” and “associates” of such Person, but excluding MasTec, any “parent” or “subsidiary” of MasTec or any employee benefit plan of MasTec) of a sufficient number of shares of the common stock, or securities convertible into the common stock, and whether through direct acquisition of shares or by merger, consolidation, share exchange, reclassification of securities or recapitalization of or involving MasTec or any “parent” or “subsidiary” of MasTec, to constitute the Person the actual or beneficial owner of 51% or more of the Common Stock;

•
Disposition of Assets. Any sale, lease, transfer, exchange, mortgage, pledge or other disposition, in one transaction or a series of transactions, of all or substantially all of the assets of MasTec or of any “subsidiary” of MasTec to a Person described above; or

•
Substantial Change of Board Members. During any fiscal year of MasTec, individuals who at the beginning of such year constitute the Board cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by a majority of the directors in office at the beginning of the fiscal year.

For purposes of the definition of “Change in Control,” the terms “affiliate,” “associate,” “parent” and “subsidiary” shall have the respective meanings ascribed to such terms in Rule 12b-2 under the Exchange Act.

Each named executive officer’s employment agreement also provides that such named executive officer would be entitled to receive certain payments in the event that his employment was terminated as follows:

•
José R. Mas. Following termination of Mr. Mas’ employment by us without cause (as defined in the agreement) or by Mr. Mas for good reason (as defined in the agreement), Mr. Mas would receive his base salary, an amount equal to the average of the performance bonuses (as defined in the agreement) he received during the last three calendar years and benefits from the date of termination over a period of twelve months and all unvested options and restricted stock shall immediately vest. In the event Mr. Mas’ employment is terminated by MasTec as a result of death or disability, then Mr. Mas or his estate will receive a lump sum amount equal to his base salary and the pro-rata portion of his annual performance bonus earned through the date of death or disability to which he would have been entitled for the year in which the death or disability occurred and all unvested options and restricted stock shall immediately vest.

•
Robert Apple. Following termination of Mr. Apple’s employment by us without cause (as defined in the agreement) or by Mr. Apple for good reason (as defined in the agreement), Mr. Apple would receive his base salary, an amount equal to the average of the performance bonuses he received during the last three calendar years and certain employee benefits set forth in the agreement from the date of termination over a period of twelve months. In the event Mr. Apple’s employment is terminated by MasTec as a result of death or disability, then Mr. Apple or his estate will receive a lump sum amount equal to his base salary and any annual performance bonus earned through the date of death or disability to which he would have been entitled for the year in which the death or disability occurred and all unvested options and restricted stock shall immediately vest.

•
George Pita. Following termination of Mr. Pita’s employment by us without cause (as defined in the agreement) or by Mr. Pita for good reason (as defined in the agreement), Mr. Pita would receive his base salary, an amount equal to the average of the performance bonuses he received during the last three calendar and certain employee benefits set forth in the agreement from the date of termination for twelve months. In the event Mr. Pita’s employment is terminated by MasTec as a result of death or disability, then Mr. Pita or his estate will receive a lump sum amount equal to his base salary and any annual performance bonus earned through the date of death or disability to which he would have been entitled for the year in which the death or disability occurred and all unvested options and restricted stock shall immediately vest.

•
 Alberto de Cardenas. Following termination of Mr. de Cardenas by us without cause (as defined in the agreement) or by Mr. de Cardenas for good reason (as defined in the agreement), Mr. de Cardenas will receive his base salary, an amount equal to the average of the performance bonuses he received during the last three calendar years and benefits, over a period of twelve months from the date of termination. In the event Mr. de Cardenas’ employment is terminated by us as a result of death or disability, then Mr. de Cardenas or his estate will receive a lump sum amount equal to his base salary and any annual performance bonus earned through the date of death or disability he would have been entitled for the year in which the death or disability occurred and all unvested options and restricted stock shall immediately vest.

The following tables illustrate the payments and benefits that each named executive officer would have received under his employment agreement, as amended to the date of this Annual Report on Form 10-K, if MasTec experienced a change in control on December 31, 2014 or his employment with MasTec had terminated on December 31, 2014 for any of the reasons described in the tables. The amounts presented in the tables are estimates and do not necessarily reflect the actual value of the payments and of the benefits that would be received by the named executive officers, which would only be known at the time that employment actually terminates or the change of control occurs, as applicable.

Executive: José R. Mas

Executive Benefits upon Change in Control and Termination of Employment	Termination due to Disability	Termination due to Death	Termination by Company without Cause or Resignation with Good Reason	Change of Control
Cash Severance
Base Salary			$980,000	$1,470,000
Performance Bonus (1)			$3,419,520	$5,129,280
Total Cash Severance			$4,399,520	$6,599,280
Long Term Incentives
Value of Accelerated Stock Grants (2)	$6,530,786	$6,530,786	$6,530,786	$6,530,786
Benefits & Perquisites
Health & Welfare Benefits			$8,879	$8,879
Company Car			$17,140	$17,140
Total Benefits & Perquisites			$26,019	$26,019
Section 280G Tax Gross-Up (3)				$3,987,859

OVERALL TOTAL	$6,530,786	$6,530,786	$10,956,325	$17,143,944

(1)	Calculated based on the last three complete years of performance bonus, 2011, 2012 and 2013. The final 2014 performance bonus has not yet been determined.

(2)
Represents the amount of the closing price on the NYSE for a share of MasTec’s common stock on December 31, 2014 ($22.61) multiplied by the number of restricted shares that would have been subject to accelerated vesting.

(3)
Mr. Mas is entitled to receive a tax gross-up payment to reimburse him for any excise tax to which he would be subject under Section 4999 of the Code with respect to any “excess parachute payment” that he receives from MasTec. Mr. Mas generally would not be considered to receive an “excess parachute payment” unless the payments made to him that are contingent on a change in control exceed three times the average of his W-2 compensation for the five years immediately prior to the year in which the change in control occurs. Thus, facts and circumstances at the time of any change in control, as well as changes in Mr. Mas’ W-2 compensation history, could materially impact whether and to what extent any payment to Mr. Mas would result in an “excess parachute payment” and thus result in an excise tax.

Executive: Robert Apple

Executive Benefits upon Change in Control and Termination of Employment	Termination due to Disability	Termination due to Death	Termination by Company without Cause or Resignation with Good Reason	Change of Control
Cash Severance
Base Salary			$585,000	$877,500
Performance Bonus (1)			$1,055,045	$1,582,567
Total Cash Severance			$1,640,045	$2,460,067
Long Term Incentives
Value of Accelerated Stock Grants (2)	$2,200,246	$2,200,246	$2,200,246	$2,200,246
Benefits & Perquisites
Health & Welfare Benefits			$9,826	$9,826
Company Car			$22,948	$22,948
Total Benefits & Perquisites			$32,774	$32,774
Section 280G Tax Gross-Up (3)				—

OVERALL TOTAL	$2,200,246	$2,200,246	$3,873,065	$4,693,087

(1)	Calculated based on the last three complete years of performance bonus, 2011, 2012 and 2013. The final 2014 performance bonus has not yet been determined.

(2)
Represents the amount by which the closing price on the NYSE for a share of MasTec’s common stock on December 31, 2014 ($22.61) multiplied by the number of shares of restricted stock that would have been subject to accelerated vesting.

(3)
Mr. Apple is entitled to receive a tax gross-up payment to reimburse him for any excise tax to which he would be subject under Section 4999 of the Code with respect to any “excess parachute payment” that he receives from MasTec. Mr. Apple generally would not be considered to receive an “excess parachute payment” unless the payments made to him that are contingent on a change in control exceed three times the average of his W-2 compensation for the five years immediately prior to the year in which the change in control occurs. Thus, facts and circumstances at the time of any change in control, as well as changes in Mr. Apple’ W-2 compensation history, could materially impact whether and to what extent any payment to Mr. Apple would result in an “excess parachute payment” and thus result in an excise tax.

Executive: George Pita

Executive Benefits upon Change in Control and Termination of Employment	Termination due to Disability	Termination due to Death	Termination by Company without Cause or Resignation with Good Reason	Change of Control
Cash Severance
Base Salary			$450,000	$675,000
Performance Bonus (1)			$946,805	$1,420,208
Total Cash Severance			$1,396,805	$2,095,208
Long Term Incentives
Value of Accelerated Stock Grants (2)	$2,048,783	$2,048,783	$2,048,783	$2,048,783
Benefits & Perquisites
Health & Welfare Benefits			$8,223	$8,223
Company Car			$17,885	$17,885
Total Benefits & Perquisites			$26,108	$26,108

OVERALL TOTAL	$2,048,783	$2,048,783	$3,471,696	$4,170,099

(1)	Calculated based on the last three complete years of performance bonus, 2011, 2012 and 2013. The final 2014 performance bonus has not yet been determined.

(2)
Represents the amount by which the closing price on the NYSE for a share of MasTec’s common stock on December 31, 2014 ($22.61) multiplied by the number of shares of restricted stock that would have been subject to accelerated vesting.

Executive: Alberto de Cardenas

Executive Benefits upon Change in Control and Termination of Employment	Termination due to Disability	Termination due to Death	Termination by Company without Cause or Resignation with Good Reason	Change of Control
Cash Severance
Base Salary			$385,000	$577,500
Performance Bonus			$731,465	$1,097,198
Total Cash Severance			$1,116,465	$1,674,698
Long Term Incentives
Value of Accelerated Stock Grants (1)	$1,538,362	$1,538,362	$1,538,362	$1,538,362
Benefits & Perquisites
Health & Welfare Benefits			$8,889	$8,889
Company Car			$12,000	$12,000
Total Benefits & Perquisites			$20,889	$20,889

OVERALL TOTAL	$1,538,362	$1,538,362	$2,675,716	$3,233,949

(1)	Calculated based on the last three complete years of performance bonus, 2011, 2012 and 2013. The final 2014 performance bonus has not yet been determined.

(2)
Represents the amount by which the closing price on the NYSE for a share of MasTec’s common stock on December 31, 2014 ($22.61) multiplied by the number of shares of restricted stock that would have been subject to accelerated vesting.

Employment and Other Agreements
Employment Agreements
On April 18, 2007, MasTec entered into an employment agreement with José R. Mas, MasTec’s President and Chief Executive Officer, effective as of April 18, 2007 and amended on March 31, 2014. The term of the Agreement continues until the Agreement is terminated in accordance with the terms and provisions thereof. The agreement originally provided that Mr. Mas would be paid an annual salary of $500,000, which was increased by the Compensation Committee to $650,000, effective April 1, 2010, to $669,500, effective May 6, 2011, and to $980,000 effective April 1, 2012. The agreement also provides that Mr. Mas shall be eligible for annual performance bonuses of up to his base salary based on the achievement of goals established by the Compensation Committee of the Board of Directors. Pursuant to the terms of the agreement, Mr. Mas received 100,000 shares of MasTec’s common stock, which vested on the fifth anniversary of the agreement. If Mr. Mas’ employment is terminated other than for cause and he has not breached certain of his obligations set forth in the agreement, his restricted stock and stock options that he currently has or may have in the future would continue to vest until they are fully vested, and all existing and future stock option grants will remain exercisable for the full term of the grant.

The Agreement further provides for change of control and termination payments as described above in “Potential Payments upon Change in Control and Termination of Employment as of December 31, 2014.” The agreement also contains confidentiality, non-competition and non-solicitation provisions.
Effective January 1, 2010, MasTec entered into an employment agreement with Robert Apple relating to his employment as Chief Operating Officer which agreement was amended on March 31, 2014. The agreement remains in effect until terminated and provides that Mr. Apple will be paid an annual salary of $440,000, which was increased to $453,200 effective May 6, 2011, $525,000 effective September 28, 2012, and $585,000 effective December 19, 2014. The agreement also provides for annual performance bonuses of up to his base salary based on the achievement of goals established by our Compensation Committee, in its sole discretion. Pursuant to the terms of the agreement, Mr. Apple received 37,500 shares of MasTec’s common stock, which vested on the third anniversary of the effective date of the agreement. If Mr. Apple’s employment is terminated other than for cause and he has not breached certain of his obligations set forth in the agreement, his restricted stock and stock options that he currently has or may have in the future would continue to vest until they are fully vested, and all existing and future stock option grants will remain exercisable for the full term of the grant. The Agreement further provides for change of control and termination payments as described above in “Potential Payments upon Change in Control and Termination of Employment as of December 31, 2014.” The agreement also contains confidentiality, non-competition and non-solicitation provisions.
Effective January 23, 2014, MasTec entered into an employment agreement with George Pita relating to his becoming, effective January 1, 2014, the Company’s Executive Vice President and Chief Financial Officer, which agreement was amended as of March 31, 2014. The agreement remains in effect until terminated and provides that Mr. Pita will be paid an initial annual base salary of $415,000. Mr. Pita’s annual base salary was increased to $450,000 effective December 19, 2014. The agreement also provides for an annual performance bonus of up to his base salary based on the achievement of goals established by the Compensation Committee, in its sole discretion. Following termination of Mr. Pita’s employment by MasTec without cause (as defined in the agreement) or by Mr. Pita for good reason (as defined in the agreement), Mr. Pita would receive his base salary, an amount equal to the average performance bonus (as defined in the agreement) he received preceding termination and certain employee benefits set forth in the agreement paid over a period of twelve months from the date of termination. If Mr. Pita’s employment is terminated other than for cause and he has not breached certain of his obligations set forth in the agreement, his restricted stock and stock options that he currently has or may have in the future would continue to vest until they are fully vested, and all existing and future stock option grants will remain exercisable for the full term of the grant. If there is a change of control (as defined in the Agreement) of the Company during the employment term, Mr. Pita would be entitled (i) to a lump sum payment equal to the sum of (x) one and a half times his base salary and (y) one and a half times his average performance bonus, (ii) the immediate vesting of any previously unvested options and restricted stock and (iii) the continuation of benefits as set forth in the agreement. Under certain circumstances, the change in control payment would be reduced to avoid triggering an excise tax on such benefits. The agreement also contains confidentiality, non-competition and non-solicitation provisions.
Effective March 31, 2014, MasTec entered into an employment agreement with Alberto de Cardenas relating to his employment as Executive Vice President, General Counsel and Secretary that replaced his 2008 employment agreement. The agreement remains in force until terminated and provides that Mr. de Cardenas will be paid an annual salary of $350,000. Effective December 19, 2014, Mr. de Cardenas annual base salary was increased to $385,000. The agreement also provides for an annual performance bonus of up to his base salary based on the achievement of goals established by the Compensation Committee, in its sole discretion. If Mr. de Cardenas’ employment is terminated other than for cause and he has not breached certain of his obligations set forth in the agreement, his restricted stock and stock options that he currently has or may have in the future would continue to vest until they are fully vested, and all existing and future stock option grants will remain exercisable for the full term of the grant. The Agreement further provides for change of control and termination payments as described above in “Potential Payments upon Change in Control and Termination of Employment as of December 31, 2014.” Under certain circumstances, the change in control payment would be reduced to avoid triggering an excise tax on such benefits. The agreement also contains confidentiality, non-competition and non-solicitation provisions.
Compensation of Directors
2014 Director Compensation
At the direction of the Board in 2014, the Compensation Committee retained Meridian to conduct a review of MasTec’s independent director compensation. Meridian provided a competitive analysis of the compensation programs for our independent directors against the compensation programs of the same peer group described above under the caption “How Do We Determine Our Compensation Levels?-The Role of Peer Companies and Benchmarking.” The review found MasTec’s independent director compensation to be slightly below the median of the group. Based upon the growth of MasTec’s business operations, increasing complexity of its industry operating environment and the historical growth of its financial results, the Compensation Committee determined to recommend to the Board that it approve an increase in the independent director compensation to between the 50th and 75th percentile of the peer group’s independent director compensation. As approved by the Board, effective July 1, 2014, independent directors are paid a $55,000 quarterly retainer. A minimum of 42% of the compensation must be taken in the form of common stock to be issued under the ICP, but directors may elect to take a greater portion of the quarterly fee in common stock equity. Shares will be valued at the last sale price of the common stock on the NYSE at the close of trading on the applicable quarterly payment date. Directors must make an initial election during an open trading window under MasTec’s insider trading policy and have the ability to change such election during an open trading window. The remainder of the retainer, if any, will be taken in the form of cash. Our independent director compensation policy also provides that directors must own at the end of each quarter a minimum of $250,000 in Company stock valued based on the average closing price of the Company’s common stock on the NYSE during the 30 trading days preceding such quarter-end. New directors have a four year exception period to meet such requirement.
In addition, the lead independent director receives an additional $6,250 per quarter, the Audit Committee Chairperson receives an additional $3,750 per quarter, the Compensation Committee Chairperson receives an additional $2,500 per quarter and each of the Finance and Mergers and Acquisitions Committee Chairperson and Nominating Committee Chairperson receives an additional $1,250 per quarter, payable in cash or stock at the election of each.

In 2012 the Committee approved a policy that permits the payment of additional compensation to independent directors for special projects which may arise from time to time. Special projects may arise in order to take advantage of investment or financing opportunities and may require significant additional time from independent board members. The Committee determined that any of these fees will be specifically approved on a project by project basis. MasTec had no such projects in 2014.
Directors are reimbursed for their reasonable expenses incurred in order to attend Board of Director and committee meetings and in their performance of director duties. Option and stock awards granted to our independent directors are governed by the ICP. The Compensation Committee, which administers the ICP, may also make discretionary grants of stock options and stock awards to non-employee directors. No stock option awards were granted to our directors in 2014.
Effective January 1, 2006, we adopted a Deferred Fee Plan. Under the terms of the Deferred Fee Plan, directors may elect to defer the receipt of cash and stock fees for their services as directors. Each director may elect the type and percentage of fees to be deferred. Deferred cash fees may be directed to a deferred cash account or a deferred stock account (or both). Deferred stock fees may only be directed to a deferred stock account. Elections to defer fees remain in force, unless amended or revoked within the required time periods. The deferred cash account will be credited with interest on the cash balance at the end of each calendar quarter. The interest rate is equal to the rate of interest payable by us on our revolving credit facility, as determined as of the first day of each calendar quarter. The deferred stock account will be credited with stock dividends (or with cash dividends that are converted to defer stock credits pursuant to the plan). Distribution of a director’s cash and stock accounts will begin on January 15 of the year following the directors’ termination of all services with us or, in the case of a change of control (as defined in the Deferred Fee Plan), in a lump sum as soon as practicable following such change of control. Distributions from the deferred cash account will be made in cash and distributions from the deferred stock account will be made in shares of MasTec’s common stock. Distributions will either be made in a lump-sum payment or in up to five consecutive installments as elected by the director. The Deferred Fee Plan was amended and restated generally effective as of January 1, 2009 to comply with Section 409A of the Code and to make certain other desired changes to the Plan.
The following table sets forth a summary of the compensation we paid to our directors who are not named executive officers for services rendered in 2014.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation (3)	Total ($)
Jorge Mas			$17,836	$17,836
Ernst N. Csiszar	$126,357	$77,143		$203,500
Robert J. Dwyer	$134,404	$79,096		$213,500
Frank E. Jaumot	$138,881	$79,619		$218,500
Julia L. Johnson	$130,543	$77,957		$208,500
Daniel A. Restrepo	$126,357	$77,143		$203,500
José S. Sorzano	$129,685	$78,815		$208,500
John Van Heuvelen	$147,256	$81,244		$228,500

(1)	This column reports the amount of compensation earned for Board and Committee service elected to be received in cash.

(2)
This column represents the amount of compensation earned for Board and Committee service elected to be received in stock. Amounts shown in this column represent the fair value of the awards as of date of issuance computed in accordance with FASB ASC Topic 718. Each restricted stock award was valued at the closing market price of our common stock on the date of grant. For additional information regarding assumptions underlying the valuation of equity awards and the calculation method, please refer to Note 12 in our Consolidated Financial Statements, which are contained in this Annual Report on Form 10-K.

(3)
Includes imputed income of $828 for life insurance policies on the lives of Mr. and Mrs. Jorge Mas that are owned by MasTec and are subject to a split dollar arrangement. Also includes lease payments for a vehicle of $8,188 and medical insurance benefits of $8,820. See “Certain Relationships and Related Transactions” for a description of the split-dollar agreements that MasTec has entered into with Mr. Jorge Mas.

As of December 31, 2014, the aggregate number of unvested stock awards and the aggregate number of stock option awards (both exercisable and unexercisable) for directors, who are not named executive officers, were as follows:

Name	Aggregate Number of Options Awards
Jorge Mas	-
Ernst N. Csiszar	-
Robert J. Dwyer	7,500
Frank E. Jaumot	-
Julia L. Johnson	7,500
Daniel A. Restrepo	-
José S. Sorzano	-
John Van Heuvelen	-

Compensation Committee Interlocks and Insider Participation
In 2014, none of our executive officers serving on the Compensation Committee were (i) employees, officers, or former officers of the Company, (ii) had a relationship that would be considered a compensation committee interlock under SEC rules, (iii) were members of the board of directors of any other company where the relationship would be considered a compensation committee interlock under SEC rules.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2014, which include: the MasTec, Inc. 2013 Incentive Compensation Plan (“the 2013 Incentive Plan”); the MasTec, Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”); the MasTec, Inc. Bargaining Units Employee Stock Purchase Plan (the “2013 Bargaining Units ESPP”); and individual option agreements. The 2013 Incentive Plan replaced the 2003 Employee Stock Incentive Plan, as amended and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended (together, the “2003 Plans”). Shares that remained available under the 2003 Plans became available under the 2013 Incentive Plan as of its effective date.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	284,671	$12.06	5,512,834	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	284,671		5,512,834

(1)
Under the 2013 Incentive Plan, 4,190,088 shares remain available for issuance. Under the 2011 ESPP and 2013 Bargaining Units ESPP, 330,640 shares and 992,106 shares, respectively, remain available for issuance.

Principal Shareholders
The following table provides information concerning the beneficial ownership of our common stock, as of July 20, 2015, by:
•Each shareholder who is known to beneficially own more than 5% of the outstanding shares of our common stock;

•	Each of our current directors and nominees for director;

•	Each of our named executive officers; and

•	All of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are exercisable as of June 30, 2015 or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of each individual is c/o MasTec, Inc., 800 S. Douglas Road, 12th Floor, Coral Gables, Florida 33134. The following information is based upon information provided to us or filed with the SEC by the shareholders.

	Common Stock Beneficially Owned
Name	Number of Shares (1)(2)	Percentage of Common Stock Outstanding (3)
Jorge Mas (4)	10,475,400	13.1
Chairman of the Board
José R. Mas (5)	5,112,056	6.4
Chief Executive Officer and Director
Ernst N. Csiszar	19,132	*
Director
Robert J. Dwyer	30,158	*
Director
Frank E. Jaumot	17,108	*
Director
Julia L. Johnson	61,545	*
Director
Daniel A. Restrepo	4,967	*
Director
José S. Sorzano	33,922	*
Director
John Van Heuvelen	62,926	*
Director
Robert Apple	260,243	*
Chief Operating Officer
George Pita	90,614	*
Executive Vice President and Chief Financial Officer
Alberto de Cardenas	94,887	*
Executive Vice President, General Counsel and Secretary
All current executive officers and directors as a group (12 persons) (6)	15,712,958	19.7

Frontier Capital Management (7)	4,489,711	5.6

*	Less than 1%

(1)
Includes shares of unvested restricted stock, but as to which the owner presently has the right to vote and the right to receive dividends, as follows: José R. Mas, 248,457 shares; Robert Apple, 83,850 shares; George Pita, 90,614 shares; and Alberto de Cardenas, 56,596 shares.

(2)
Includes shares of common stock that may be issued upon the exercise of stock options that are exercisable within 60 days of June 30, 2015 as follows: Robert J. Dwyer, 7,500 shares; Julia L. Johnson, 7,500 shares; and Robert Apple, 100,000 shares.

(3)	The percentages reported in this column are based on 79,839,747 shares of our common stock outstanding as of June 30, 2015.

(4)
Includes shares owned of record by Jorge Mas Holdings I Limited Partnership, a Florida limited partnership (“Jorge Mas Holdings”). The sole general partner of Jorge Mas Holdings is Jorge Mas Holdings Corporation, a Florida corporation that is wholly owned by Mr. Jorge Mas. Also includes shares owned of record by the Mas Family Foundation, Inc., a Florida not-for-profit corporation (the “Family Foundation”) of which Mr. Jorge Mas is the president; and shares covered by options exercisable within 60 days of June 30, 2015. Mr. Jorge Mas disclaims beneficial ownership of the shares held by the Family Partnership except to the extent of his pecuniary interest therein, and disclaims beneficial ownership of all of the shares owned by the Family Foundation. Also includes shares owned of record by the José R. Mas Irrevocable Trust of which Mr. Jorge Mas is a trustee. In 2003, Mr. Mas entered into a 10b5-1 plan with a third-party trustee providing for the sale of shares of our common stock. On an annual basis, Mr. Mas may authorize the trustee, in its sole discretion but subject to certain price restrictions and monthly volume limitations, to sell up to a maximum number of shares.

(5)
Includes shares owned of record by José Ramon Mas Holdings I Limited Partnership, a Florida limited partnership (“José Mas Holdings”). The sole general partner of José Mas Holdings is José Ramon Mas Holdings Corporation, a Florida corporation that is wholly owned by Mr. José R. Mas. Also includes shares owned of record by Jorge Mas Canosa Freedom Foundation, Inc., a Florida non-for-profit corporation (“Freedom Foundation”) of which Mr. José R.  Mas is secretary; and shares covered by options exercisable within 60 days of June 30, 2015; and shares owned of record individually. Mr. José R. Mas disclaims beneficial ownership of the shares held by the Freedom Foundation. Also includes shares of the Jorge Mas Irrevocable Trust of which Mr. José R. Mas is a trustee and the Mas Family Foundation, Inc.

(6)
The amounts above for Messrs. Jorge Mas and José R. Mas both include shares owned of record by the José R. Mas Irrevocable Trust and by the Mas Family Foundation, Inc. This total only includes those shares once.

(7)
Based on a Schedule 13G/A filed with the SEC, dated February 13, 2015, reporting beneficial ownership of more than 5% of MasTec’s common stock. As reported in the Schedule 13G/A, Frontier Capital Management possesses sole voting power with respect to 2,382,382 shares and possesses sole dispositive power with respect to 4,489,711. Frontier Capital Management’s address is 99 Summer Street, Boston, MA 02110.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review and Approval of Related Person Transactions

The Audit Committee Charter requires that the Audit Committee review and approve all transactions identified in Item 404(a) of Regulation S-K in which we are a participant and in which a related person has or will have a direct or indirect material interest. In March 2007, the Audit Committee formally adopted written standards to apply when it reviews, approves or ratifies any such related party transaction. These standards provide that: (i) all related party transactions must be fair and reasonable to us at the time they are authorized by the Audit Committee; and (ii) all related party transactions must be authorized, approved or ratified by the affirmative vote of a majority of the members of the Audit Committee who have no interest, either directly or indirectly, in any such related party transaction.
MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Cross Country Pipeline Supply, Inc. (“CCP”), in which the Company has a cost method investment of $15 million resulting from its investment in CCP in 2013. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec's Board of Directors, and José R. Mas, MasTec's Chief Executive Officer, serves as the chairman of CCP. Additionally, an entity owned by Jorge, José and Juan Carlos Mas, is a minority shareholder of CCP. For the year ended December 31, 2014, MasTec paid CCP approximately $6.3 million, for equipment rentals, leases and servicing.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a minority interest. For the year ended December 31, 2014, MasTec charged approximately $700,000, to this customer. As of December 31, 2014, outstanding receivables from employee leasing arrangements with this customer totaled $0.1 million. The Company also provides satellite communication services to this customer. For the year ended December 31, 2014, satellite communication revenue relating to this customer totaled approximately $1.0 million. As of December 31, 2014, outstanding receivables from this customer for satellite communication services totaled approximately $500,000.
MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and José R. Mas. For the year ended December 31, 2014, the Company paid lease payments of approximately $48,000, in connection with this property.
Split Dollar Agreements
In August 2014, José R. Mas, the Company and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the José Ramon Mas Irrevocable Trust, dated December 7, 2012 (the “José Mas trust”), entered into a split dollar life insurance agreement that replaced a prior split dollar agreement and eliminated a deferred bonus agreement with José R. Mas. Under the new split dollar agreement, MasTec is the sole owner of each of the policies subject to the agreement. The Company will make the premium payments under each of the policies. Upon the death of José R. Mas or the survivor of José R. Mas and his wife (collectively, the “José Mas insureds”) under the applicable policy, MasTec is entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit is payable to the José Mas trust or other beneficiary designated by the trustees. In the event of the Company’s bankruptcy or dissolution, the José Mas trust shall have the assignable option to purchase the policies subject to the split dollar agreement from the Company. The purchase price for each policy shall be the greater of either the total premiums paid by the Company for the policy, or the then cash value of the policy, excluding surrender charges or other similar charges or reductions. The total maximum face amount of the insurance policies subject to the split dollar agreement is capped at $75 million. The Company is designated as the named fiduciary under the split dollar agreement, and the policy may not be surrendered without the express written consent of the José Mas trust.
In October 2013, Jorge Mas, the Company and José R. Mas and Juan Carlos Mas, as trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012 (the “Jorge Mas trust”) entered into a split dollar life insurance agreement that replaced a prior split dollar agreement and eliminated a deferred bonus agreement with Jorge Mas. Under the new split dollar agreement, MasTec is the sole owner of each of the policies subject to the agreement. The Company will make the premium payments under each of the policies. Upon the death of Jorge Mas or the survivor of Jorge Mas and his wife (collectively, the “Jorge Mas insureds”) under the applicable policy, MasTec is entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit is payable to the Jorge Mas trust or other beneficiary designated by the trustees. In the event of the Company’s bankruptcy or dissolution, the Jorge Mas trust shall have the assignable option to purchase the policies subject to the split dollar agreement from the Company. The purchase price for each policy shall be the greater of either the total premiums paid by the Company for the policy, or the then cash value of the policy, excluding surrender charges or other similar charges or reductions. The total maximum face amount of the insurance policies subject to the split dollar agreement is capped at $200 million. The Company is designated as the named fiduciary under the split dollar agreement, and the policy may not be surrendered without the express written consent of the Jorge Mas trust.
For the year ended December 31, 2014, the Company received $0.1 million of proceeds from policies surrendered, net of premiums paid, related to the split dollar and deferred bonus agreements for José R. Mas. For the years ended December 31, 2013 and 2012, the Company did not make any payments in respect thereof. The Company paid approximately $1.1 million for the year ended December 31, 2014 related to the Jorge Mas split dollar agreements. For the year ended December 31, 2013, the Company paid approximately $1.2 million, net of proceeds from policies surrendered, related to the Jorge Mas agreements. For the year ended December 31, 2012, the Company paid approximately $0.3 million related to these agreements. As of December 31, 2014 and 2013, $11.1 million and $10.2 million, respectively, of life insurance assets associated with these agreements were included within other long-term assets in the consolidated balance sheets.
Director Independence
The Board of Directors, in the exercise of its reasonable business judgment, has determined that a majority of our directors qualify as independent directors pursuant to applicable NYSE and SEC rules and regulations. In making the determination of independence, the Board considered that no independent director has a material relationship with MasTec, either directly or as a partner or shareholder of an organization that has a relationship with MasTec, or any other relationships that, in the Board’s judgment, would interfere with the director’s independence. Our independent directors are Ernst N. Csiszar, Robert J. Dwyer, Frank E. Jaumot, Julia L. Johnson, Daniel A. Restrepo, José S. Sorzano and John Van Heuvelen.

The Board holds executive sessions of the independent directors at every regularly scheduled Board meeting. The Board of Directors, which has seven independent directors, maintains a percentage of independent directors substantially above the NYSE requirement that a majority of directors be independent.
John Van Heuvelen has been selected, by a majority vote of the independent directors, as the lead independent director to preside over all executive sessions of the independent directors. Mr. Van Heuvelen will serve as lead independent director until his successor is duly qualified at the next annual meeting of the Board of Directors or until his earlier resignation or removal. In this role, Mr. Van Heuvelen is a member of every committee and involved in all committee activities. He is also responsible for facilitating communication between management and the Board. The independent directors meet separately in regularly scheduled executive sessions without management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accountants
Our Audit Committee engaged BDO USA, LLP to serve as our independent registered public accountant for the 2014 fiscal year.
Audit Fees
Fees for services rendered by our independent auditors, BDO USA, LLP, for professional services rendered for the 2014 and 2013 audits of our annual financial statements, reviews of financial statements included in quarterly reports on Form 10-Q in 2014 and 2013 and out of pocket expenses, totaled approximately $3.8 million and $2.4 million for 2014 and 2013, respectively.
Audit Related Fees
Fees for audit related services, which are services that are reasonably related to the performance of the annual audit or to the review of quarterly financial statements performed by BDO USA, LLP were $45,500 and $44,400 in 2014 and 2013, respectively. Fees for services rendered by our independent auditors, BDO USA, LLP, for audit related services rendered for 2014 and 2013 included procedures performed for the 401(k) retirement plan.
Tax Fees
There were no tax fees billed by BDO USA, LLP for either 2014 or 2013.
All Other Fees
There were no fees billed by BDO USA, LLP for other services in either 2014 or 2013.
Pre-approval Policies
The Audit Committee pre-approves all auditing services and the terms of such services (which may include providing comfort letters in connection with securities underwritings) and non-audit services provided by our independent registered public accounting firm, but only to the extent that the non-audit services are not prohibited under applicable law and the Audit Committee reasonably determines that the non-audit services do not impair the independence of the independent auditors. The authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision.
The pre-approval requirement is waived with respect to the provision of non-audit services for MasTec if (i) the aggregate amount of all such non-audit services provided to MasTec constitutes not more than 5% of the total amount of revenues paid by MasTec to its independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee.
The Audit Committee has considered and determined that the provision of the non-audit services described above is compatible with maintaining the auditor’s independence.
During 2013 and 2014, audit services, audit related services and all other services to be provided by BDO USA, LLP were pre-approved by the Audit Committee.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 48 through 105.
2.    Financial Statement Schedules - Schedule II - Valuation and Qualifying Accounts.
3.    Exhibits including those incorporated by reference:

Exhibits	Description (1)
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

4.3
Sixth Supplemental Indenture, dated as of September 30, 2013, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.11 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

4.4
Seventh Supplemental Indenture, dated as of November 11, 2013, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.12 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

4.5
Eighth Supplemental Indenture, dated as of March 12, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated by reference herein.

4.6
Ninth Supplemental Indenture, dated as of April 30, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated by reference herein.

4.7
Tenth Supplemental Indenture, dated as of July 10, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated by reference herein.

4.8
Eleventh Supplemental Indenture, dated as of August 8, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 30, 2014 and incorporated by reference herein.

4.9*	Twelfth Supplemental Indenture, dated as of December 8, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
4.10
Thirteenth Supplemental Indenture, dated as of April 10, 2015, by and among MasTec, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 13, 2015 and incorporated by reference herein.

10.1+
2003 Employee Stock Incentive Plan, as amended and restated, effective as of January 1, 2006, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.2+
2003 Stock Incentive Plan for Non–Employees, as amended and restated, effective as of January 1, 2006, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with SEC on April 6, 2006 and incorporated by reference herein.

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

10.5
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

10.7+	MasTec, Inc. Deferred Compensation Plan, effective as of June 1, 2008, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2008 and incorporated by reference herein.
10.8
Purchase Agreement, dated November 3, 2009, by and among MasTec, Inc., Precision Acquisition, LLC, Precision Pipeline LLC, Precision Transport Company, LLC, PPL Management, Inc., Michael Daniel Murphy, Steven R. Rooney, Angela D. Murphy and Karen K. Rooney filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 4, 2009 and incorporated by reference herein.

10.9+
Employment Agreement, effective as of January 1, 2010, between MasTec, Inc. and Robert Apple filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.10
Fourth Amendment to Asset Purchase Agreement, by and among NSORO, LLC, NSORO MasTec, LLC, and Darrell J. Mays filed as Exhibit 10.43 to our Annual Report on Form 10-K filed with the SEC on February 23, 2011 and incorporated by reference herein.

10.11+	MasTec, Inc. 2011 Employee Stock Purchase Plan filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on March 23, 2011 and incorporated by reference herein.

10.12
Agreement and Plan of Merger, dated as of November 16, 2010, by and among MasTec, Inc., EC Source Services, LLC and the other parties thereto, filed as Exhibit 10.44 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2011 and incorporated by reference herein.

10.13+
Form of Restricted Stock Agreement for the 2003 Employee Stock Incentive Plan filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 3, 2011 and incorporated by reference herein.

10.14+
Form of Restricted Stock Agreement for the 2003 Employee Stock Incentive Plan for Non-Employees filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 3, 2011 and incorporated by reference herein.

10.15+	Amendment to the MasTec, Inc. 2011 Employee Stock Purchase Plan, filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 3, 2011 and incorporated by reference herein.
10.16
Third Amended and Restated Credit Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto, filed as Exhibit 10.29 to our Annual Report on Form 10-K/A, filed on June 22, 2012, and incorporated by reference herein.

10.17
Consolidated, Amended and Restated Subsidiary Guaranty Agreement, dated as of August 22, 2011, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.18
Security Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.19
Fourth Amended, Restated and Consolidated Pledge Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.20
MasTec, Inc. Annual Incentive Plan for Executive Officers Plan, filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on March 29, 2012, and incorporated by reference herein.

10.21
Separation Agreement, dated December 31, 2012, by and between MasTec, Inc. and Ray Harris, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the with the SEC on January 4, 2013 and incorporated by reference herein.

10.22+
Employment Agreement, dated April 18, 2007, by and between MasTec, Inc. and Jose R. Mas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 20, 2007 and incorporated by reference herein.

10.23+
Employment Agreement, dated as of January 1, 2008, by and between MasTec, Inc. and Alberto de Cardenas, filed as Exhibit 10.53 to our Annual Report on Form 10-K filed with the SEC on February 28, 2008 and incorporated by reference herein.

10.24+
Split-Dollar Agreement, dated as of October 16, 2013, by and among MasTec, Inc., Jorge Mas, and Jose Ramon Mas and Juan Carlos Mas, as Trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 31, 2013 and incorporated by reference herein.

10.25
Amendment No. 1 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty, dated as of October 29, 2013, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors party thereto, filed as Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

10.26+	MasTec, Inc. Bargaining Units ESPP, filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on March 29, 2012 and incorporated by reference herein.
10.27+	MasTec, Inc. 2013 Incentive Compensation Plan, filed with the SEC on April 10, 2013 as Annex B to our Definitive Proxy Statement on Schedule 14A and incorporated by reference herein.
10.28+
Form of Employee Stock Option Agreement for the MasTec, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.33 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

10.29+
Form of Employee Restricted Stock Agreement for the MasTec, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.34 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

10.30+
Form of Non-Employee Stock Option Agreement for the MasTec, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

10.31+
Form of Non-Employee Restricted Stock Agreement for the MasTec, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.36 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

10.32+
Amended and Restated Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated January 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

10.33+
Employment Agreement by and between MasTec, Inc. and George Pita, dated January 23, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

10.34+
Split-Dollar Agreement between MasTec, Inc. and José Mas dated August 11, 2014, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated by reference herein.

10.35
Amendment No. 2 to Credit Agreement, dated as of June 25, 2014, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors party thereto, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated by reference herein.

10.36*
Amendment No. 4 to Credit Agreement, dated as of November 21, 2014, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors Party thereto.

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21*	Subsidiaries of MasTec, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

(1)	SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.

*	Filed herewith.

+	Management contract or compensation plan arrangement.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Charges to Cost and Expense		(Deductions)		Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts	$15.7	$1.8	(a)	$(3.6)	(b)	$13.9
Costs and earnings in excess of billings allowance	10.4	2.1	(a)	—	(b)	12.5
Inventory valuation reserve	2.6	3.8	(c)	—	(d)	6.4
Valuation allowance for deferred tax assets	0.1	0.2	(e)	—	(f)	0.3
Total	$28.8	$7.9		$(3.6)		$33.1
Year ended December 31, 2013
Allowance for doubtful accounts	$11.3	$6.1	(a)	$(1.7)	(b)	$15.7
Costs and earnings in excess of billings allowance	1.7	8.7	(a)	—	(b)	10.4
Inventory valuation reserve	2.0	2.0	(c)	(1.4)	(d)	2.6
Valuation allowance for deferred tax assets	2.0	0.2	(e)	(2.1)	(f)	0.1
Total	$17.0	$17.0		$(5.2)		$28.8
Year ended December 31, 2012
Allowance for doubtful accounts	$7.7	$6.9	(a)	$(3.3)	(b)	$11.3
Costs and earnings in excess of billings allowance	0.9	0.9	(a)	(0.1)	(b)	1.7
Inventory valuation reserve	2.2	2.3	(c)	(2.5)	(d)	2.0
Valuation allowance for deferred tax assets	2.8	0.5	(e)	(1.3)	(f)	2.0
Total	$13.6	$10.6		$(7.2)		$17.0

(a)	Provisions for doubtful accounts and costs and earnings in excess of billings.

(b)	Write-offs and reversals of uncollectible accounts receivable and non-billable costs and earnings in excess of billings.

(c)	Provision for inventory obsolescence.

(d)	Inventory write-offs.

(e)	Increase in the foreign tax loss carryforwards.

(f)	Utilization of tax loss carryforwards and other tax benefits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on July 31, 2015.

MASTEC, INC.

/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 31, 2015.

/s/ JORGE MAS	Chairman of the Board of Directors
Jorge Mas

/s/ JOSÉ R. MAS	Chief Executive Officer and Director
José R. Mas	(Principal Executive Officer)

/s/ GEORGE L. PITA	Chief Financial Officer
George L. Pita	(Principal Financial and Accounting Officer)

/s/ ERNST N. CSISZAR	Director
Ernst N. Csiszar

/s/ ROBERT J. DWYER	Director
Robert J. Dwyer

/s/ JOHN VAN HEUVELEN	Director
John Van Heuvelen

/s/ FRANK E. JAUMOT	Director
Frank E. Jaumot

/s/ JULIA L. JOHNSON	Director
Julia L. Johnson

/s/ DANIEL A. RESTREPO	Director
Daniel A. Restrepo

/s/ JOSÉ S. SORZANO	Director
José S. Sorzano

Exhibit Index

Exhibits	Description (1)
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

4.3
Sixth Supplemental Indenture, dated as of September 30, 2013, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.11 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

4.4
Seventh Supplemental Indenture, dated as of November 11, 2013, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.12 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

4.5
Eighth Supplemental Indenture, dated as of March 12, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated by reference herein.

4.6
Ninth Supplemental Indenture, dated as of April 30, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated by reference herein.

4.7
Tenth Supplemental Indenture, dated as of July 10, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated by reference herein.

4.8
Eleventh Supplemental Indenture, dated as of August 8, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 30, 2014 and incorporated by reference herein.

4.9*	Twelfth Supplemental Indenture, dated as of December 8, 2014, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee.
4.10
Thirteenth Supplemental Indenture, dated as of April 10, 2015, by and among MasTec, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 13, 2015 and incorporated by reference herein.

10.1+
2003 Employee Stock Incentive Plan, as amended and restated, effective as of January 1, 2006, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.2+
2003 Stock Incentive Plan for Non–Employees, as amended and restated, effective as of January 1, 2006, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with SEC on April 6, 2006 and incorporated by reference herein.

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

10.5
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

10.7+	MasTec, Inc. Deferred Compensation Plan, effective as of June 1, 2008, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2008 and incorporated by reference herein.
10.8
Purchase Agreement, dated November 3, 2009, by and among MasTec, Inc., Precision Acquisition, LLC, Precision Pipeline LLC, Precision Transport Company, LLC, PPL Management, Inc., Michael Daniel Murphy, Steven R. Rooney, Angela D. Murphy and Karen K. Rooney filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 4, 2009 and incorporated by reference herein.

10.9+
Employment Agreement, effective as of January 1, 2010, between MasTec, Inc. and Robert Apple filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.10
Fourth Amendment to Asset Purchase Agreement, by and among NSORO, LLC, NSORO MasTec, LLC, and Darrell J. Mays filed as Exhibit 10.43 to our Annual Report on Form 10-K filed with the SEC on February 23, 2011 and incorporated by reference herein.

10.11+	MasTec, Inc. 2011 Employee Stock Purchase Plan filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on March 23, 2011 and incorporated by reference herein.

10.12
Agreement and Plan of Merger, dated as of November 16, 2010, by and among MasTec, Inc., EC Source Services, LLC and the other parties thereto, filed as Exhibit 10.44 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2011 and incorporated by reference herein.

10.13+
Form of Restricted Stock Agreement for the 2003 Employee Stock Incentive Plan filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 3, 2011 and incorporated by reference herein.

10.14+
Form of Restricted Stock Agreement for the 2003 Employee Stock Incentive Plan for Non-Employees filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 3, 2011 and incorporated by reference herein.

10.15+	Amendment to the MasTec, Inc. 2011 Employee Stock Purchase Plan, filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 3, 2011 and incorporated by reference herein.
10.16
Third Amended and Restated Credit Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto, filed as Exhibit 10.29 to our Annual Report on Form 10-K/A, filed on June 22, 2012, and incorporated by reference herein.

10.17
Consolidated, Amended and Restated Subsidiary Guaranty Agreement, dated as of August 22, 2011, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.18
Security Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.19
Fourth Amended, Restated and Consolidated Pledge Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.20
MasTec, Inc. Annual Incentive Plan for Executive Officers Plan, filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on March 29, 2012, and incorporated by reference herein.

10.21
Separation Agreement, dated December 31, 2012, by and between MasTec, Inc. and Ray Harris, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the with the SEC on January 4, 2013 and incorporated by reference herein.

10.22+
Employment Agreement, dated April 18, 2007, by and between MasTec, Inc. and José R. Mas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 20, 2007 and incorporated by reference herein.

10.23+
Employment Agreement, dated as of January 1, 2008, by and between MasTec, Inc. and Alberto de Cardenas, filed as Exhibit 10.53 to our Annual Report on Form 10-K filed with the SEC on February 28, 2008 and incorporated by reference herein.

10.24+
Split-Dollar Agreement, dated as of October 16, 2013, by and among MasTec, Inc., Jorge Mas, and José Ramon Mas and Juan Carlos Mas, as Trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 31, 2013 and incorporated by reference herein.

10.25
Amendment No. 1 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty, dated as of October 29, 2013, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors party thereto, filed as Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

10.26+	MasTec, Inc. Bargaining Units ESPP, filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on March 29, 2012 and incorporated by reference herein.
10.27+	MasTec, Inc. 2013 Incentive Compensation Plan, filed with the SEC on April 10, 2013 as Annex B to our Definitive Proxy Statement on Schedule 14A and incorporated by reference herein.
10.28+
Form of Employee Stock Option Agreement for the MasTec, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.33 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

10.29+
Form of Employee Restricted Stock Agreement for the MasTec, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.34 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

10.30+
Form of Non-Employee Stock Option Agreement for the MasTec, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

10.31+
Form of Non-Employee Restricted Stock Agreement for the MasTec, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.36 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

10.32+
Amended and Restated Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated January 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

10.33+
Employment Agreement by and between MasTec, Inc. and George Pita, dated January 23, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

10.34+
Split-Dollar Agreement between MasTec, Inc. and José Mas dated August 11, 2014, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated by reference herein.

10.35
Amendment No. 2 to Credit Agreement, dated as of June 25, 2014, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors party thereto, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated by reference herein.

10.36*
Amendment No. 4 to Credit Agreement, dated as of November 21, 2014, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors Party thereto.

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