Form 10-Q
period 2015-03-31
MASTEC INC
filed 2015-08-07
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Commission File Number 001-08106
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
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of August 3, 2015, MasTec, Inc. had 79,839,747 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC
FORM 10-Q
QUARTER ENDED MARCH 31, 2015

Explanatory Note
As more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”), MasTec, Inc. (the “Company”) has restated its condensed unaudited consolidated financial statements for the quarterly period ended March 31, 2014. All financial information with respect to the 2014 period presented in this report reflects the restated financial information. For a discussion of the restatement and adjustments made as a result of the restatement, as well as the status of the Audit Committee’s independent investigation, see Note 2 - Independent Investigation of the Audit Committee and Related Restatements in the notes to the audited consolidated financial statements included in the 2014 Form 10-K, as well as Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the condensed unaudited consolidated financial statements included in this report.
PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
		As Restated
Revenue	$1,003,268	$957,818
Costs of revenue, excluding depreciation and amortization	886,414	841,324
Depreciation and amortization	42,598	33,494
General and administrative expenses	74,030	53,327
Interest expense, net	10,973	12,003
Other income, net	(7)	(2,083)
(Loss) income from continuing operations before income taxes	$(10,740)	$19,753
Benefit from (provision for) income taxes	4,352	(7,489)
Net (loss) income from continuing operations	$(6,388)	$12,264
Discontinued operations:
Net loss from discontinued operations	$—	$(122)
Net (loss) income	$(6,388)	$12,142
Net (loss) income attributable to non-controlling interests	(125)	45
Net (loss) income attributable to MasTec, Inc.	$(6,263)	$12,097
Earnings per share (See Note 2):
Basic (loss) earnings per share:
Continuing operations	$(0.08)	$0.16
Discontinued operations	$—	$(0.00)
Total basic (loss) earnings per share	$(0.08)	$0.16
Basic weighted average common shares outstanding	82,397	77,345
Diluted (loss) earnings per share:
Continuing operations	$(0.08)	$0.14
Discontinued operations	$—	$(0.00)
Total diluted (loss) earnings per share	$(0.08)	$0.14
Diluted weighted average common shares outstanding	82,397	86,622

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Three Months Ended March 31,
	2015	2014
		As Restated
Net (loss) income	$(6,388)	$12,142
Other comprehensive (loss) income (See Note 12):
Foreign currency translation adjustments, net of tax	(22,028)	(5,336)
Comprehensive (loss) income	$(28,416)	$6,806
Comprehensive (loss) income attributable to non-controlling interests	(125)	45
Comprehensive (loss) income attributable to MasTec, Inc.	$(28,291)	$6,761

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$28,691	$24,059
Accounts receivable, net of allowance	1,132,832	1,303,552
Inventories, net	100,379	112,804
Prepaid expenses and other current assets	96,271	91,336
Total current assets	$1,358,173	$1,531,751
Property and equipment, net	608,019	623,118
Goodwill	1,070,294	1,082,466
Other intangible assets, net	236,231	250,373
Other long-term assets	78,299	76,272
Total assets	$3,351,016	$3,563,980
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$74,927	$73,631
Accounts payable	393,456	485,347
Accrued salaries and wages	79,946	60,528
Other accrued expenses	92,847	89,343
Acquisition-related contingent consideration, current	49,177	49,798
Billings in excess of costs and earnings	147,759	155,674
Other current liabilities	43,373	66,527
Total current liabilities	$881,485	$980,848
Acquisition-related contingent consideration, net of current portion	99,516	103,515
Long-term debt	1,078,019	1,061,159
Long-term deferred tax liabilities, net	191,628	203,476
Other long-term liabilities	66,888	66,907
Total liabilities	$2,317,536	$2,415,905
Commitments and contingencies (See Note 15)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 87,827,260 and 87,614,955 as of March 31, 2015 and December 31, 2014, respectively	8,783	8,762
Capital surplus	761,168	756,688
Retained earnings	451,524	457,788
Accumulated other comprehensive loss	(56,032)	(34,004)
Treasury stock, at cost; 7,613,253 and 2,876,311 shares as of March 31, 2015 and December 31, 2014, respectively	(136,252)	(45,573)
Total MasTec, Inc. shareholders’ equity	$1,029,191	$1,143,661
Non-controlling interests	$4,289	$4,414
Total equity	$1,033,480	$1,148,075
Total liabilities and equity	$3,351,016	$3,563,980

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2015	2014
		As Restated
Cash flows from operating activities:
Net (loss) income	$(6,388)	$12,142
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,598	33,494
Non-cash interest expense	639	2,362
Non-cash stock-based compensation expense	3,575	3,260
Excess tax benefit from stock-based compensation	—	(3,246)
(Benefit from) provision for deferred income taxes	(6,693)	3,281
Other non-cash items	473	623
(Gains) losses on sales of assets	(441)	(1,622)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	150,006	(33,073)
Inventories	12,278	(13,313)
Other assets, current and long-term portion	(2,841)	6,608
Accounts payable and accrued expenses	(78,700)	(14,540)
Billings in excess of costs and earnings	(7,510)	(12,247)
Book overdrafts	7,861	1,266
Other liabilities, current and long-term portion	3,969	(5,389)
Net cash provided by (used in) operating activities	$118,826	$(20,394)
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	(148)	(23,831)
Capital expenditures	(19,660)	(35,554)
Proceeds from sale of property and equipment	1,360	3,373
Payments for other investments, net	(31,959)	(1,098)
Net cash used in investing activities	$(50,407)	$(57,110)
Cash flows (used in) provided by financing activities:
Proceeds from credit facilities	439,507	233,872
Repayments of credit facilities	(404,776)	(157,349)
Repayments of other borrowings	(3,115)	(2,830)
Payments of capital lease obligations	(12,110)	(10,956)
Repurchase of common stock	(83,261)	—
Proceeds from stock-based awards, net of tax withholdings	925	(1,451)
Excess tax benefit from stock-based compensation	—	3,246
Payments of financing costs	—	(218)
Net cash (used in) provided by financing activities	$(62,830)	$64,314
Effect of currency translation on cash	(957)	(476)
Net increase (decrease) in cash and cash equivalents	$4,632	$(13,666)
Cash and cash equivalents - beginning of period	$24,059	$22,927
Cash and cash equivalents - end of period	$28,691	$9,261

Supplemental cash flow information:
Interest paid	$15,633	$12,430
Income taxes paid, net of refunds	$1,473	$11,928
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$4,011	$8,240
Equipment acquired under financing arrangements	$9,385	$5,780
Acquisition-related contingent consideration, new business combinations	$—	$8,700
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
Basis of Presentation
The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2014 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014 contained in the 2014 Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading. In these condensed unaudited consolidated financial statements, “$” means U.S. dollars unless otherwise noted.
Principles of Consolidation
The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income. The Company’s investments in entities in which the Company does not have a controlling interest, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as other long-term assets in the condensed unaudited consolidated balance sheets. Income or loss from these investments is recorded within other income or expense in the condensed unaudited consolidated statements of operations. The cost method is used for investments in entities in which the Company does not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation. The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of our foreign operations use the local currency as the functional currency. Gains or losses resulting from transactions executed in a foreign currency are included in other income or expense, net. The Company does not currently have subsidiaries that operate in highly inflationary environments. The results of operations and financial position of any discontinued operations are aggregated and presented separately from the Company’s continuing operations in the condensed unaudited consolidated financial statements for all periods presented.
Restatement of Previously Reported Condensed Unaudited Consolidated Financial Statements
As disclosed in the Company’s 2014 Form 10-K, the Company restated its condensed unaudited consolidated statement of operations, condensed unaudited consolidated statement of comprehensive income, condensed unaudited consolidated balance sheet and condensed unaudited consolidated statement of cash flows for the three month period ended March 31, 2014 and presented these restated results in Note 2 - Independent Investigation of the Audit Committee and Related Restatements of the 2014 Form 10-K. The condensed unaudited consolidated financial statements, along with the related notes thereto as of and for the three month period ended March 31, 2014 reflect these restatements. The restatement adjustments had the following effects on the 2014 period:

•
a reduction of $6.2 million in revenue associated with changes in cost-to-complete estimates on a large and complex Electrical Transmission segment project accounted for under the percentage-of-completion method;

•	an increase in costs of revenues, excluding depreciation and amortization, of $0.3 million, and an increase in other income, net, of $0.1 million;

•	a reduction in income tax expense of $2.4 million representing the tax effect of the adjustments; and

•	a decrease in basic and diluted earnings per share of $0.05 cents each.
In addition, there were the following balance sheet effects:

•	a reclassification adjustment associated with cost-to-complete estimates that decreased costs and earnings in excess of billings and other current liabilities by $4.2 million; and

•
a reclassification of a $6.8 million earn-out liability that had been earned as of March 31, 2014 from long-term to current liabilities, as well as other immaterial adjustments within various segments.

Investments in Affiliates and Other Entities
In the ordinary course of business, the Company enters into various investment arrangements, which may include equity or other interests in business entities, including contractual joint ventures or other forms of equity participation. These investment arrangements may include financing arrangements, such as the extension of loans. See Note 3 - Acquisitions for discussion pertaining to certain of the Company’s equity method investments and other investment arrangements. In connection with certain of these investment arrangements, the Company provides infrastructure construction services to or through its equity investees and/or contractual joint ventures. Management determines whether such investment arrangements involve a variable interest entity (“VIE”) based on the characteristics of the particular entity. If an entity is determined to be a VIE, then management determines if the Company is the primary beneficiary of the entity and whether or not consolidation of the VIE within the Company's financial statements is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. If management determines that the Company is the primary beneficiary of a VIE, then the VIE would be consolidated, and the other party’s equity interest in the VIE would be accounted for as a non-controlling interest. As of March 31, 2015, the Company determined that certain of its investment arrangements were VIEs, but that it was not the primary beneficiary of its VIEs. In arrangements in which the Company has an undivided interest in the assets, liabilities, revenues and profits or losses of an unincorporated entity, such amounts are consolidated on a basis proportional to the Company’s ownership interest in the unincorporated entity.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue, less project costs of revenue, including depreciation), in particular, on long-term construction contracts or other projects accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of contract price adjustments that are probable; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets and liabilities, acquisition-related contingent consideration and investments in cost and equity method investees; asset lives used in computing depreciation and amortization; accrued self-insured claims; share-based compensation; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences could be material to the condensed unaudited consolidated financial statements.
Significant Accounting Policies
Revenue Recognition
Revenue is derived from projects performed under master and other service agreements as well as from fixed price contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company frequently provides maintenance, installation and repair work under unit price or fixed price master service or other service agreements that are renewed on a periodic basis. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. For the three month periods ended March 31, 2015 and 2014, 52% and 54% of revenue, respectively, was derived from projects performed under master service and other service agreements. The Company also performs services under master and other service agreements on a fixed fee basis, under which MasTec furnishes specified units of service for a fixed price per unit of service and revenue is recognized as the services are rendered. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment (excluding depreciation). Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.
The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and total estimated costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized. Excluding project losses of $16.0 million on a Canadian wind project and $5.5 million on a non-controlled proportionately consolidated Canadian joint venture as discussed Note 14 - Segments and Related Information, project profit was affected by less than 5% for the quarter ended March 31, 2015 as a result of changes in contract estimates included in projects that were in process as of December 31, 2014. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are generally completed within one year.
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of March 31, 2015 and December 31, 2014, the Company had approximately $82 million and $87 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings, or billed accounts receivable, as appropriate, represent management’s best estimate of contract revenue that has been or will be earned and that management believes is probable of collection. As of both March 31, 2015 and December 31, 2014, outstanding change orders and/or claims were primarily derived from contracts in the Electrical Transmission segment. The Company actively engages in substantive meetings with these customers to complete the final approval process, and expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.
Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Costs and estimated earnings in excess of billings, or work in process, is classified within current assets for the majority of the Company’s projects. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.
Except for adoption of the accounting pronouncement discussed below, there have been no material changes to the significant accounting policies set forth in the Company’s 2014 Form 10-K.
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
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance for determining whether a cloud computing arrangement includes a software license and requires that all software licenses within the scope of Subtopic 350-40 be accounted for in a manner consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. Retrospective application is permitted for all relevant prior periods. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Only disposals of components of an entity representing a strategic shift that has, or will have, a major effect on an entity’s operations and financial results should be reported as discontinued operations under ASU 2014-08. Examples include a disposal of a major geographical area, a major line of business, or a major equity method investment. ASU 2014-08 also requires expanded disclosure about discontinued operations and requires disclosure about individually significant dispositions that do not qualify as a discontinued operation. ASU 2014-08 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2014. The Company adopted ASU 2014-08 as of January 1, 2015. The adoption of this ASU did not have an impact on the Company’s condensed unaudited consolidated financial statements, but could impact whether future disposals of operations would qualify as discontinued operations.
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share is computed by dividing net income or loss available to MasTec’s common shareholders by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using earnings from continuing operations, including the potential issuance of common shares upon the exercise, conversion or vesting of outstanding stock options and unvested restricted shares, as calculated under the treasury stock method, as well as shares associated with the Company’s convertible debt securities, which matured and were converted in 2014. For the three month period ended March 31, 2015, the Company reported a net loss from continuing operations. As a result, dilutive common shares have been excluded from the calculation of diluted net loss per share for the related period as their effect would have been anti-dilutive. Therefore, diluted net loss per share is the same as basic net loss per share for the three month period ended March 31, 2015.
Weighted average common stock equivalents totaling 807,567 for the three month period ended March 31, 2015 were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Of this amount, 502,217 weighted average common stock equivalents would have been included in outstanding weighted average diluted shares for the three month period ended March 31, 2015 had the Company reported net income, rather than a net loss, from continuing operations. A total of 61,226 weighted average anti-dilutive common stock equivalents were not included in the Company’s diluted earnings per share calculations for the three month period ended March 31, 2014.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2015	2014
		As Restated
Net (loss) income attributable to MasTec:
Net (loss) income, continuing operations - basic (a)	$(6,263)	$12,219
Interest expense, net of tax, convertible notes	—	78
Net (loss) income, continuing operations - diluted	$(6,263)	$12,297
Net loss from discontinued operations - basic and diluted (a)	—	(122)
Net (loss) income attributable to MasTec - diluted	$(6,263)	$12,175
Weighted average shares outstanding:
Weighted average shares outstanding - basic	82,397	77,345
Dilutive common stock equivalents	—	850
Dilutive shares, convertible notes	—	8,427
Weighted average shares outstanding - diluted	82,397	86,622

(a)	Calculated as total net (loss) income less amounts attributable to non-controlling interests.
Convertibles Notes - Diluted Share Impact

In December 2014, $100 million aggregate principal amount of 4.25% senior convertible notes (the “4.25% Convertible Notes”) matured, at which time the holders elected to convert the notes. Upon conversion, the Company paid $97 million in cash and issued 2.4 million shares of common stock in respect of such notes. The 4.25% Convertible Notes were composed of $97 million of 4.25% Convertible Notes issued in 2011 (the “2011 4.25% Notes”) and $3 million of 4.25% Convertible Notes issued in 2009 (the “2009 4.25% Notes”). Additionally, in June 2014, $115 million aggregate principal amount of 4.0% senior convertible notes (the “4.0% Convertible Notes”) matured and were converted, and, upon conversion, the Company paid $105 million in cash and issued 4.2 million shares of common stock in respect thereof. The 4.0% Convertible Notes were composed of $105 million of 4.0% Convertible Notes issued in 2011 (the “2011 4.0% Notes”) and approximately $10 million of 4.0% Convertible Notes issued in 2009 (the “2009 4.0% Notes”). The 2009 4.0% Notes and the 2009 4.25% Notes are collectively referred to as the “2009 Convertible Notes,” and the 2011 4.0% Notes and the 2011 4.25% Notes are collectively referred to as the “2011 Convertible Notes.”
Until maturity of the 2009 Convertible Notes in 2014, dilutive shares associated with these notes were attributable to the underlying principal amounts and were reflected in the calculation of weighted average diluted earnings per share for the corresponding periods by application of the “if-converted” method. The 2011 Convertible Notes had an optional cash settlement feature, which allowed the Company to settle the principal amount in cash. Until their maturity in 2014, dilutive shares associated with the 2011 Convertible Notes were derived from the premium value of the notes in excess of their principal amounts, as calculated using the treasury stock method. These shares were referred to as the “premium shares.”

The 4.0% Convertible Notes were convertible at $15.76 per share, and the 4.25% Convertible Notes were convertible at $15.48 per share. The calculations underlying the number of premium shares included in the Company’s diluted share count for the period indicated were as follows (in thousands, except per share amounts):

	As of and for the Three Months Ended March 31, 2014
Premium Share Information:	2011 4.0% Notes	2011 4.25% Notes
Number of conversion shares, principal amount	6,683	6,268
Per share price, actual average	$37.96	$37.96
Premium value	$148,360	$140,925
Premium shares	3,909	3,712

Note 3 – Acquisitions
The Company acquired several businesses during 2014, as discussed below and in Note 4 - Acquisitions in the notes to the Company’s audited consolidated financial statements included in its 2014 Form 10-K. As of March 31, 2015, determination of the fair values of the net assets acquired, including the estimated values of contingent earn-out obligations and the estimated useful lives of acquired assets for certain of these acquisitions, were provisional and remained preliminary. Management continues to assess the valuation of these items and any ultimate purchase price adjustments that may result based on the final net assets and net working capital of the acquired businesses, as prescribed in the corresponding purchase agreements. The Company will revise its preliminary estimates of the fair values of net assets acquired if new information is obtained about the facts and circumstances existing as of the date of acquisition, or for purchase price adjustments, based on the final net assets and net working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or adjust the fair values of, acquired assets and assumed liabilities, and are presented as if the adjustments had been taken into account as of the date of acquisition, which results in the revision of comparative prior period financial information. All changes that do not qualify as measurement period adjustments are included in current period results.
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
In connection with the WesTower acquisition, the Company incurred acquisition integration costs of approximately $8.8 million in the first quarter of 2015 and $5.3 million in the fourth quarter of 2014, which were included within general and administrative expenses within the condensed unaudited consolidated statements of operations. These acquisition integration costs consisted primarily of employee termination costs, including employee compensation relating to the elimination of certain positions, which were determined to be redundant, and other integration-type costs, including facility consolidation expenses, system migration expenses and training costs. The Company is currently in the process of integrating WesTower and expects to incur additional integration costs in 2015. A liability for such costs is recognized and accrued when incurred. As of March 31, 2015 and December 31, 2014, $2.3 million and $3.5 million, respectively, was included within current liabilities relating to acquisition integration costs. Liabilities assumed in connection with the WesTower acquisition also include the estimated value of certain off-market contracts, which are recognized in revenue over the terms of the related contracts.
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
The values of certain of the assets acquired and liabilities assumed include the proportionate values of Pacer’s undivided interest in an unincorporated contractual joint venture, which is involved in a civil construction project and is accounted for on a proportional basis. Pacer’s undivided interest in this contractual joint venture automatically terminates upon completion of the project. For the three month period ended March 31, 2015, revenue recognized by the Company on behalf of this contractual joint venture totaled $0.6 million. As of March 31, 2015 and December 31, 2014, receivables from this contractual joint venture, including acquired receivables, totaled $2.1 million and $1.8 million, respectively. There are performance guarantees associated with this contractual joint venture of a gross amount of Canadian $132.1 million (or approximately $104.1 million and $113.6 million) as of March 31, 2015 and December 31, 2014, respectively, based on the full contract value of the project, for which Pacer is obligated on a joint and several basis with its other joint venture partner. In addition, from time to time, the Company may provide financing to this contractual joint venture. During the first quarter of 2015, Pacer provided less than $0.5 million of financing to this contractual joint venture under financing arrangements. As of both March 31, 2015 and December 31, 2014, there were no additional amounts committed by Pacer to this contractual joint venture under such financing arrangements. This project, which is included in the Other segment and incurred losses during the first quarter of 2015, of which the Company’s proportionate share totaled approximately $5.5 million, was approximately 45% complete as of March 31, 2015.
The equity method investment obligations identified in the table above represent investments in entities that provide civil construction services. As a result of the ongoing review of the acquired net assets of Pacer, the Company determined that the initial fair value assigned to these investments was in excess of their fair value and that it would cease participation in the operations of certain of its equity method investments in 2015 upon completion of the existing projects. Subsequent to the acquisition date, the Company recorded a $49 million reduction to the acquisition date value of Pacer’s equity method investments to reflect their expected fair values as determined based on their expected net cash outflows, including the wind-down of certain of its investments. There are performance guarantees associated with these entities of a gross amount of approximately $56.1 million and $61.2 million as of March 31, 2015 and December 31, 2014, respectively, based on the full contract value of certain projects, for which Pacer is obligated on a joint and several basis with the other shareholders. These projects were in varying stages of completion as of March 31, 2015 and are expected to be principally completed in the third quarter of 2015. As of March 31, 2015 and December 31, 2014, excluding the receivership arrangement discussed below, there were approximately $2.7 million and $3.0 million, respectively, of other financial guarantees associated with these investments, for which Pacer is obligated on a joint and several basis, the durations of which correspond to those of the guaranteed transactions or borrowings. The Company believes these obligations and guarantees represent variable interests; however, Pacer does not have the power to control the primary activities of, nor is it the primary beneficiary of, these investments. In addition, from time to time, the Company may provide financing to its equity method investments. During the first quarter of 2015, Pacer provided $9.3 million of financing to these entities under financing arrangements. As of both March 31, 2015 and December 31, 2014, there were no additional amounts committed by Pacer to these entities under such financing arrangements.
In March 2015, as part of the initiative to wind down operations of the equity method investee mentioned above, Pacer became the secured creditor thereof by purchasing the outstanding revolving credit facility of this investee for approximately $20.8 million in order to satisfy its obligations pursuant to a financial guarantee to the investee’s lender. This payment is included within Pacer’s net equity method investment obligations as of the date of acquisition in the table above, and as of December 31, 2014, approximately $22.6 million was included within other current liabilities in the Company’s consolidated balance sheet related to this financial guarantee. Subsequent to Pacer’s purchase of the outstanding credit facility, a receivership order was granted to assist with the orderly wind-down of the investee’s operations. As part of the receivership proceedings, Pacer initially committed to provide the receiver financing of up to approximately $7.9 million as of March 31, 2015. As of March 31, 2015, approximately $1.6 million of this financing commitment had been paid and was recorded within prepaid expenses and other current assets in the condensed unaudited consolidated balance sheet. In May 2015, the receiver requested additional financing commitments of up to approximately $54.6 million. As of August 3, 2015, Pacer had paid approximately $37.2 million under this commitment. The Company anticipates the wind-down period of this receivership will substantially conclude in the third quarter of 2015. Based on operational estimates from the receiver, the Company believes Pacer will be repaid the amounts advanced under the receivership financing commitment within the next twelve months, with the substantial portion expected to be collected in the latter part of 2015.

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
The contingent consideration included in the table above equals 25% of the excess, if any, of Pacer’s earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) above certain thresholds for a five-year period, as set forth in the purchase agreement, and is payable annually in Canadian dollars. The fair value of the earn-out liability was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement is estimated to be between Canadian $0 and $71 million, or approximately $0 and $56 million as of March 31, 2015; however, there is no maximum earn-out payment amount. As is customary for purchase agreements in the industry, the earn-out agreement contains certain right of offset provisions, under which the Company may, under certain circumstances, offset against the earn-out liability working capital adjustments, indemnification claims and similar items owed from the former owners of the entity.
Other 2014 Acquisitions
Effective April 1, 2014, MasTec acquired 100% of a telecommunications services firm, specializing in the installation of in-home security systems, for an aggregate purchase price composed of approximately $16.3 million in cash, as adjusted for the final net working capital, and a five year earn-out, valued at $0.6 million as of March 31, 2015. Additionally, effective January 1, 2014, MasTec acquired 100% of a telecommunications services firm, specializing in the engineering, installation, furnishing and integration of telecommunications equipment, for an aggregate purchase price composed of approximately $23.8 million in cash and a five year earn-out, valued at $8.7 million as of March 31, 2015. These companies are included in MasTec’s Communications segment.

Unaudited Supplemental Pro Forma Information
The following unaudited supplemental pro forma financial information includes the results of operations of each of the companies acquired in 2014 and is presented as if each acquired company had been consolidated as of the beginning of the year immediately preceding the year in which the company was acquired. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond MasTec’s control.
The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of MasTec to include the historical results of the acquired businesses described above and was then adjusted: (i) to remove one-time acquisition costs, including certain acquisition integration costs; (ii) to increase amortization expense resulting from the incremental intangible assets acquired; (iii) to increase interest expense as a result of the cash consideration paid; (iv) to remove integration-related employee redundancy costs; and (v) to reduce interest expense from debt repaid upon acquisition of the respective businesses. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from these acquisitions.

For the Three Months Ended March 31, 2014
Unaudited pro forma financial information (in millions):
Revenue	$1,137.4
Net income from continuing operations	$11.4

Results of Businesses Acquired
Revenue and net (loss) income from continuing operations resulting from the year-over-year incremental impact of acquired businesses, which are included within the Company’s condensed unaudited consolidated results of operations for the periods indicated, were as follows (in millions):

	For the Three Months Ended March 31,
Actual of acquirees (year-over-year impact):	2015	2014
Revenue	$120.5	$119.8
Net (loss) income from continuing operations (a)	$(9.0)	$1.0

(a)
Acquiree net loss from continuing operations for the three month period ended March 31, 2015 includes pre-tax amounts of (i) approximately $5.7 million of acquisition integration costs incurred in connection with the WesTower acquisition; and (ii) project losses of $5.5 million associated with the Company’s proportionate interest in a non-controlled Canadian joint venture. Other acquisition-related costs, including certain acquisition integration costs totaling $3.6 million and $0.3 million for the three month periods ended March 31, 2015 and 2014, respectively, are not included in the above acquiree results for the respective periods. The above results also do not include interest expense associated with consideration paid for these acquisitions.

Note 4 - Goodwill and Other Intangible Assets
The following table provides details of goodwill by reportable segment (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Balance as of March 31, 2015	$417.7	$385.1	$149.9	$117.6	$1,070.3
Currency translation losses totaled $12.2 million and $2.1 million for the three month periods ended March 31, 2015 and 2014, respectively. There were no additions to goodwill from new business combinations or accruals of acquisition-related contingent consideration for the three month period ended March 31, 2015. Additions to goodwill for the three month period ended March 31, 2014 totaled $19.5 million and related to new business combinations.
The following table provides a reconciliation of changes in other intangible assets for the period indicated (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross carrying amount as of December 31, 2014	$34.8	$93.3	$199.8	$26.3	$354.2
Accumulated amortization			(90.3)	(13.5)	(103.8)
Other intangible assets, net, as of December 31, 2014	$34.8	$93.3	$109.5	$12.8	$250.4
Amortization expense			(6.8)	(0.5)	(7.3)
Currency translation adjustments	—	(5.2)	(1.4)	(0.3)	(6.9)
Other intangible assets, net, as of March 31, 2015	$34.8	$88.1	$101.3	$12.0	$236.2

(a)	Consists principally of trade names and non-compete agreements.
Amortization expense associated with intangible assets for the three month periods ended March 31, 2015 and 2014 totaled $7.3 million and $4.6 million, respectively.
Note 5 – Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, cost and equity method investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration, certain intangible assets and liabilities, including off-market contracts, and debt obligations.

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
Fair values of financial instruments are estimated using public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of notes receivable, cash collateral deposited with insurance carriers, deferred compensation plan assets and liabilities and outstanding balances on its credit facilities approximate their fair values. Cost and equity method investments are initially recorded at their cost basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2015 and December 31, 2014, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration liabilities, which represent the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after January 1, 2009 (“ASC 805 contingent consideration”), in accordance with U.S. GAAP. The fair value of ASC 805 contingent consideration is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and is evaluated on an ongoing basis. As of March 31, 2015 and December 31, 2014, the fair value of the Company’s ASC 805 contingent consideration totaled $141.5 million and $146.1 million, respectively.
There were no additions to ASC 805 contingent consideration from new business combinations for the three month period ended March 31, 2015. Additions to ASC 805 contingent consideration from new business combinations for the three month period ended March 31, 2014 totaled $8.7 million. There were no ASC 805 contingent consideration payments made for the three month periods ended March 31, 2015 or 2014. Foreign currency translation gains and/or losses associated with ASC 805 contingent consideration are included in other comprehensive income. For the three month periods ended March 31, 2015 and 2014, foreign currency translation gains associated with ASC 805 contingent consideration totaled $4.6 million and $1.4 million, respectively.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which remeasurement occurs in the event of an impairment or other measurement event, if applicable, include items such as cost and equity method investments, life insurance assets, long-lived assets, goodwill, other intangible assets and liabilities, including off-market contracts and debt. As of both March 31, 2015 and December 31, 2014, the carrying amount of the Company’s 4.875% senior notes due 2023 (“the 4.875% Senior Notes”) totaled $400 million. As of March 31, 2015 and December 31, 2014, the estimated fair value of the Company’s 4.875% Senior Notes, based on quoted market prices in active markets, a Level 1 input, totaled $379.0 million and $375.0 million, respectively.
Cost and Equity Method Investments. The aggregate carrying value of the Company’s cost and equity method investment assets, including long-term receivables from investees and contractual joint ventures, totaled approximately $18.0 million and $17.7 million as of March 31, 2015 and December 31, 2014, respectively. In addition, as of March 31, 2015 and December 31, 2014, the Company had approximately $1.4 million and $32.4 million of other current liabilities, respectively, relating to an equity method investment, as discussed in Note 3 - Acquisitions. The fair values of the Company’s cost and equity method investments are not readily available. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost and/or equity method investments as of March 31, 2015 or December 31, 2014.
Note 6 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	March 31, 2015	December 31, 2014
Contract billings	$552.1	$669.7
Retainage	152.6	162.2
Costs and earnings in excess of billings	436.3	485.6
Accounts receivable, gross	$1,141.0	$1,317.5
Less allowance for doubtful accounts	(8.2)	(13.9)
Accounts receivable, net	$1,132.8	$1,303.6

Retainage, which has been billed, but is not due until the Company’s completion of performance and acceptance by customers, is generally expected to be collected within one year. Receivables expected to be collected beyond one year are recorded within other long-term assets. Provisions for doubtful accounts for the three month periods ended March 31, 2015 and 2014 totaled $0.5 million and $0.6 million, respectively.

During 2014, the Company entered into a non-recourse financing arrangement, under which certain receivables are purchased by the customer’s bank for a nominal fee. This arrangement improves the collection cycle time of the related receivables, the effect of which amounted to cash collections of approximately $33 million in the first quarter of 2015. Cash collected from this arrangement is reflected within cash provided by operating activities. The discount charge, which was immaterial for the three month period ended March 31, 2015, is included within interest expense in the consolidated statements of operations.
Note 7 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	March 31, 2015	December 31, 2014
Land	$4.6	$4.6
Buildings and leasehold improvements	20.5	19.9
Machinery and equipment	931.9	926.1
Office furniture and equipment	126.9	126.1
Construction in progress	15.4	12.0
Total property and equipment	$1,099.3	$1,088.7
Less accumulated depreciation and amortization	(491.3)	(465.6)
Property and equipment, net	$608.0	$623.1
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $94.9 million and $92.7 million as of March 31, 2015 and December 31, 2014, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $35.1 million and $33.6 million as of March 31, 2015 and December 31, 2014, respectively. Depreciation and amortization expense associated with property and equipment for the three month periods ended March 31, 2015 and 2014 totaled $35.3 million and $28.9 million, respectively.
Note 8 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	March 31, 2015	December 31, 2014
Senior secured credit facility:
Revolving loans	October 29, 2018	$303.5	$282.7
Term loan	November 21, 2019	250.0	250.0
4.875% senior notes	March 15, 2023	400.0	400.0
Other credit facilities	Varies	8.9	1.2
Capital lease obligations, weighted average interest rate of 2.8%	In installments through June 13, 2021	164.3	176.5
Notes payable, equipment, weighted average interest rate of 2.7%	In installments through May 1, 2018	26.2	24.4
Total debt		$1,152.9	$1,134.8
Less current maturities		(74.9)	(73.6)
Long-term debt		$1,078.0	$1,061.2
Senior Secured Credit Facility
The Company has a senior secured credit facility, referred to as the Credit Facility. Under the Credit Facility, aggregate borrowing commitments total $1.25 billion, composed of $1.0 billion of revolving commitments and a term loan in the aggregate principal amount of $250 million (the “Term Loan”). The Credit Facility provides the ability to borrow in either Mexican pesos or Canadian dollars, up to an aggregate equivalent amount of $200 million. Revolving commitments under the Credit Facility mature on October 29, 2018, and the Term Loan matures on November 21, 2019. The Term Loan is subject to amortization in quarterly principal installments of $3.1 million, subject to reduction as a result of the application of certain prepayments in accordance with the terms of the Credit Facility, commencing as of the quarter ending March 31, 2016 and continuing for each fiscal quarter thereafter. The maximum amount available for letters of credit under the Credit Facility is $450 million, of which up to $100 million can be denominated in either Mexican pesos or Canadian dollars. The Credit Facility also provides for swing line loans of up to $75 million. Under the Credit Facility, the Company has the option to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of $250 million. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity, joint venture and other investments, the repurchase or prepayment of indebtedness and share repurchases. Deferred financing costs associated with the Credit Facility, including the Term Loan, totaled $6.4 million and $6.9 million, net of accumulated amortization as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014, outstanding revolving loans under the Credit Facility accrued interest at weighted average rates of approximately 2.52% and 2.18% per annum, respectively, and the Term Loan accrued interest at a rate of 1.92% as of both March 31, 2015 and December 31, 2014. Letters of credit of approximately $153.2 million and $153.6 million were issued as of March 31, 2015 and December 31, 2014, respectively. As of both March 31, 2015 and December 31, 2014, letter of credit fees accrued at 0.875% per annum for performance standby letters of credit and at 1.75% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of March 31, 2015 and December 31, 2014, borrowing capacity of $543.2 million and $563.7 million, respectively, was available for revolving loans, or up to $296.8 million and $296.4 million, respectively, for new letters of credit. The unused facility fee was 0.35% as of both March 31, 2015 and December 31, 2014. The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”), and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 10 - Debt in the notes to the audited consolidated financial statements included in the Company’s 2014 Form 10-K, including a requirement to deliver periodic financial statements to the bank group under the Credit Facility. In connection with the delayed filing of the 2014 Form 10-K and this Quarterly Report on Form 10-Q (this “Form 10-Q”), the Company received consents from its bank group, which extended the delivery date requirements of the Company’s audited consolidated financial statements for the year ended December 31, 2014 and the condensed unaudited consolidated financial statements for the quarter ended March 31, 2015, as well as the delivery date of the Company’s condensed unaudited consolidated financial statements for the quarter ended June 30, 2015, should it be necessary, to September 1, 2015.
Other Credit Facilities. The Company has other credit facilities to support the working capital requirements of its foreign operations. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are primarily denominated in Canadian dollars. Maximum borrowing capacity totaled Canadian $45.0 million as of both March 31, 2015 and December 31, 2014, or approximately $35.5 million and $38.7 million, respectively. Outstanding borrowings totaled approximately $8.9 million and $1.2 million as of March 31, 2015 and December 31, 2014, respectively. Outstanding borrowings accrued interest at a weighted average rate of 4.0% as of both March 31, 2015 and December 31, 2014. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities are classified within long-term debt in the Company’s consolidated balance sheets. The Company’s other credit facilities are subject to customary provisions and covenants.
4.875% Senior Notes
The Company has $400 million outstanding principal amount of 4.875% Senior Notes, which are subject to certain provisions and covenants, as more fully described in Note 10 - Debt in the notes to the audited consolidated financial statements included in the Company’s 2014 Form 10-K, including a requirement to file with the Securities and Exchange Commission (the “SEC”) annual and quarterly reports. In connection with the delayed filing of the 2014 Form 10-K and this Form 10-Q, the Company received a consent from the holders of its 4.875% Senior Notes (the “Note Holders”) that extended these reporting requirements to August 1, 2015, subject to a 60-day cure period. With the filing of this Form 10-Q, the Company has met the reporting requirements with respect to its 4.875% Senior Notes. The Company paid a 25 basis point fee, or $0.9 million, to its Note Holders, and a 20 basis point fee, or $0.8 million, to the solicitation agent in connection with this consent. The Note Holders’ fee and solicitation agent’s fee were recorded within deferred financing costs and interest expense, respectively, in the second quarter of 2015.
Debt Guarantees and Covenants
The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt and are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness. See Note 17 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information.
MasTec was in compliance with the provisions and covenants contained in its outstanding debt instruments as of March 31, 2015 and December 31, 2014.
Additional Information
For detailed discussion and additional information pertaining to the Company’s debt instruments, see Note 10 - Debt in the notes to the Company’s audited consolidated financial statements included in its 2014 Form 10-K for the year ended December 31, 2014.

Interest Expense, Net
The following table provides details of interest expense, net, for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2015	2014
Interest expense:
Contractual and other interest expense	$10.8	$9.7
Accretion of senior convertible note discount	—	1.4
Amortization of deferred financing costs	0.6	0.9
Total interest expense	$11.4	$12.0
Interest income	(0.4)	0.0
Interest expense, net	$11.0	$12.0
As of March 31, 2015 and December 31, 2014, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $2.6 million and $7.4 million, respectively.
Note 9 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide financing for machinery and equipment, which expire on various dates. The gross amount of assets held under capital leases as of March 31, 2015 and December 31, 2014 totaled $284.8 million and $281.6 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $212.9 million and $217.8 million as of March 31, 2015 and December 31, 2014, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. Rent expense relating to operating leases that have non-cancelable terms in excess of one year totaled approximately $20.1 million and $15.5 million for the three month periods ended March 31, 2015 and 2014, respectively. The Company also incurred expenses relating to facilities, vehicles and equipment having original terms of one year or less of approximately $42.8 million and $48.4 million for the three month periods ended March 31, 2015 and 2014, respectively.
Note 10 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which stock options, restricted stock awards and restricted stock units are reserved for issuance. Under all stock-based compensation plans in effect as of March 31, 2015, there were approximately 5,463,000 shares available for future grant.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”), which are valued based on the closing share price of MasTec common stock on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of March 31, 2015 was approximately $22.0 million, which is expected to be recognized over a weighted average period of approximately 2 years. The intrinsic value, or fair value, of restricted shares that vested, which is based on the market price on the date of vesting, totaled $2.6 million and $5.9 million, respectively, for the three month periods ended March 31, 2015 and 2014.

Activity, restricted shares:	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2014	1,414,645	$25.32
Granted	17,798	21.04
Vested	(140,593)	18.69
Canceled/forfeited	(24)	21.22
Non-vested restricted shares, as of March 31, 2015	1,291,826	$25.98
Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. All outstanding stock options are fully vested.

Activity, stock options:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (a)(in millions)
Options outstanding and exercisable as of December 31, 2014	284,671	$12.06	1.29	$3.0
Exercised	(39,471)	7.60
Options outstanding and exercisable as of March 31, 2015	245,200	$12.78	1.21	$1.6

(a)
Amount represents the difference between the exercise price and the closing share price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during the three month periods ended March 31, 2015 and 2014, which is based on the difference between the exercise price and the closing share price of the Company’s stock on the date of exercise, totaled $0.5 million and $6.3 million, for the three month periods ended March 31, 2015 and 2014, respectively. Proceeds from options exercised during the three month periods ended March 31, 2015 and 2014 totaled $0.3 million and $0.6 million, respectively.
Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively “ESPPs”) under which shares of the Company's common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Cash proceeds (in millions)	$0.9	$0.8
Common shares issued	57,258	26,968
Weighted average price per share	$16.41	$27.81
Weighted average per share grant date fair value	$4.43	$6.59
Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax benefits for the periods indicated were as follows (in millions):

	For the Three Months Ended March 31,
	2015	2014
Non-cash stock-based compensation expense	$3.6	$3.3
Income Tax Effects:
Income tax benefit from non-cash stock-based compensation	$1.4	$4.5
Excess tax benefit from non-cash stock-based compensation (a)	$—	$3.2

(a)
Excess tax benefits, which represent cash flows from tax deductions in excess of the tax effect of compensation expense associated with exercised stock options and vested restricted shares, are classified as financing cash flows in the Company’s condensed unaudited consolidated statements of cash flows. There were no excess tax benefits for the three month period ended March 31, 2015.

Note 11 – Other Retirement Plans
Multi-Employer Plans. Certain of MasTec’s subsidiaries, including certain subsidiaries in Canada, contribute amounts to multi-employer pension and other multi-employer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multi-employer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects. Total contributions to multi-employer plans, and the related number of employees covered by these plans, including with respect to the Company’s Canadian operations, for the periods indicated were as follows:

	Multi-Employer Plans
	Covered Employees		Contributions (in millions)
For the Three Months Ended March 31:	Low	High	Pension	Post-Retirement Benefit	Total
2015	590	1,124	$3.4	$2.2	$5.6
2014	1,098	1,308	$7.8	$0.5	$8.3

The average number of employees covered under multi-employer plans in which the Company participates decreased from the first quarter of 2014 as compared with 2015 due to fewer union resource-based projects in the Company’s Oil and Gas segment. This resulted in a decrease in multi-employer plan contributions for the same period.
Note 12 – Equity
Share Activity
During the fourth quarter of 2014, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2014 Share Repurchase Program”), which provided the Company the ability to repurchase shares of common stock from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. Repurchased shares are held in the Company’s treasury. As of December 31, 2014, no shares of the Company’s common stock had been repurchased under this program. For the three month period ended March 31, 2015, the Company repurchased 4.7 million shares of its common stock for an aggregate purchase price of approximately $90.7 million. In April 2015, the Company repurchased an additional 0.5 million shares of its common stock for an aggregate purchase price of $9.3 million, which completed the 2014 Share Repurchase Program.

Share Activity (in thousands):	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2014	84,739	2,876
Shares issued:
Stock option exercises	39
Restricted share awards	141
Common stock repurchases	(4,737)	4,737
Other, net	32
Balance as of March 31, 2015	80,214	7,613
Accumulated Other Comprehensive Loss
Accumulated other comprehensive losses totaled $56.0 million and $34.0 million as of March 31, 2015 and December 31, 2014, respectively. For the three month periods ended March 31, 2015 and 2014, unrealized foreign currency translation losses totaled $22.0 million and $5.3 million, respectively. Unrealized foreign currency gains and losses relate primarily to fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar. Foreign currency activity, which has grown in recent years due to acquisitions, was related primarily to the Company’s Canadian operations for the three month periods ended March 31, 2015 and 2014.
Note 13 - Income Taxes
The Company’s consolidated tax rates on income from continuing operations for the three month periods ended March 31, 2015 and 2014 were 40.5% and 37.9%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter(s) in which they occur. As of March 31, 2015, the Company had $30.3 million of current deferred tax assets, net, and $191.6 million of long-term deferred tax liabilities, net. As of December 31, 2014, current deferred tax assets, net, totaled $31.7 million and long-term deferred tax liabilities, net, totaled $203.5 million.
Note 14 - Segments and Related Information
Segment Discussion
MasTec manages its continuing operations under five operating segments, which represent MasTec’s five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for MasTec’s labor-based construction services. All five reportable segments derive their revenue from the engineering, installation and maintenance of infrastructure, primarily in North America. In the first quarter of 2015, the Company reevaluated the activities of a non-controlled Canadian joint venture associated with a 2014 acquisition. The joint venture, which provides civil construction services, is proportionately consolidated. The results of operations of this joint venture were formerly reported within the Oil and Gas segment. Due to the differing nature of the services that this joint venture provides and the customers it serves, this joint venture, which is immaterial for disclosure as a separate segment, will now be reported within the Other segment. Accordingly, segment information for prior periods has been adjusted retrospectively to conform to the current period presentation.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. The Company believes these non-U.S. GAAP measures provide meaningful information and help investors in understanding the Company’s financial results and in assessing its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and versus that of its peers, because it excludes certain items that may not be indicative of the Company’s reportable segment results, as well as items that can vary widely across different industries or among companies within the same industry. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA. For the three month period ended March 31, 2015, Communications segment EBITDA included $8.8 million of acquisition integration costs resulting from the WesTower acquisition; Power Generation and Industrial segment EBITDA included $16.0 million of losses on a Canadian wind project; Other segment EBITDA included $5.5 million of losses on a non-controlled proportionately consolidated Canadian joint venture; and Corporate segment EBITDA included $3.0 million of Audit Committee investigation related costs.

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables (in millions):

	For the Three Months Ended March 31,
	2015	2014
Revenue:		As Restated
Communications (a)	$469.9	$447.1
Oil and Gas	326.8	379.8
Electrical Transmission	116.0	73.9
Power Generation and Industrial	84.3	54.2
Other	6.6	2.8
Eliminations	(0.3)	(0.0)
Consolidated revenue	$1,003.3	$957.8

(a)	Revenue generated by utilities customers represented 8.8% and 7.0% of Communications segment revenue for the three month periods ended March 31, 2015 and 2014, respectively.

	For the Three Months Ended March 31,
	2015	2014
EBITDA - Continuing Operations:		As Restated
Communications	$51.7	$43.4
Oil and Gas	21.5	34.6
Electrical Transmission	(2.5)	(2.7)
Power Generation and Industrial	(8.9)	0.6
Other	(5.1)	0.2
Corporate	(13.9)	(10.8)
Consolidated EBITDA - Continuing operations:	$42.8	$65.3

	For the Three Months Ended March 31,
Depreciation and Amortization:	2015	2014
Communications	$12.0	$9.9
Oil and Gas	22.0	18.1
Electrical Transmission	5.2	2.8
Power Generation and Industrial	1.6	1.5
Other	0.1	—
Corporate	1.7	1.2
Consolidated depreciation and amortization	$42.6	$33.5

The following table presents a reconciliation of EBITDA to consolidated (loss) income from continuing operations before income taxes (in millions):

	For the Three Months Ended March 31,
	2015	2014
EBITDA Reconciliation:		As Restated
EBITDA - Continuing operations	$42.8	$65.3
Less:
Interest expense, net	(11.0)	(12.0)
Depreciation and amortization	(42.6)	(33.5)
(Loss) income from continuing operations before income taxes	$(10.7)	$19.8
Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, as well as in Mexico and in other countries in Latin America. For the three month periods ended March 31, 2015 and 2014, revenue of $820.2 million and $831.7 million, respectively, was derived from U.S. operations, and revenue of $183.1 million and $126.1 million, respectively, was derived from foreign operations, primarily in Canada. The majority of the Company’s foreign operations during the three month periods ended March 31, 2015 and 2014 were in the Company’s Oil and Gas segment. Long-lived assets held in the United States included property and equipment, net, of $491.8 million and $494.1 million as of March 31, 2015 and December 31, 2014, respectively. Long-lived assets held in foreign countries, primarily in Canada, included property and equipment, net, of $116.3 million and $129.0 million as of March 31, 2015 and December 31, 2014, respectively. Intangible assets and goodwill, net, of approximately $1.1 billion as of both March 31, 2015 and December 31, 2014 related to the Company’s U.S. operations. Intangible assets and goodwill, net, of approximately $206.6 million and $227.7 million as of March 31, 2015 and December 31, 2014, respectively, related to businesses in foreign countries, primarily in Canada. Foreign customers accounted for approximately 25% and 20% of the Company’s consolidated net accounts receivable position as of March 31, 2015 and December 31, 2014, respectively, which represents accounts receivable, net, less billings in excess of costs and earnings.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended March 31,
	2015	2014
Customer:		As Restated
AT&T (a) (c)	19%	22%
DIRECTV® (b) (c)	14%	14%
Enbridge, Inc. (d)	1%	14%

(a)
The Company’s relationship with AT&T is based upon master service agreements, other service agreements and construction/installation contracts for AT&T’s wireless, wireline/fiber and home security and automation businesses. Revenue from AT&T is included in the Communications segment.

(b)	The Company’s relationship with DIRECTV® is based upon an agreement to provide installation and maintenance services for DIRECTV®. Revenue from DIRECTV® is included in the Communications segment.

(c)	AT&T acquired DIRECTV® in July 2015. On a combined basis, AT&T and DIRECTV® represented 32% and 36% of consolidated revenue for the three month periods ended March 31, 2015 and 2014, respectively.

(d)	The Company’s relationship with Enbridge, Inc. is based upon various construction contracts for natural gas pipelines. Revenue from Enbridge, Inc. is included in the Oil and Gas segment.

Note 15 - Commitments and Contingencies
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

PPL. In October 2012, PPL Electric Utilities Corporation (“PPL”) and T&D Power, Inc., a MasTec, Inc. subsidiary (“T&D”), entered into a $206 million overhead transmission line construction contract (the “Contract”), pursuant to which T&D agreed to construct an approximately 100-mile transmission line in Pennsylvania. In September 2013, PPL issued a notice terminating the Contract for convenience. T&D then submitted termination invoices to recover certain pre-termination costs, overhead and profit, as well as termination-related demobilization costs, along with the applicable overhead and profit. PPL disputes these invoices. As a result of the dispute, T&D sued PPL in December 2013 in federal court in the Eastern District of Pennsylvania, and is pursuing claims in excess of $40 million for breach of contract, including PPL’s breach of its implied duty of good faith and fair dealing. Although T&D has attempted to resolve the dispute with PPL through negotiation, mediation in 2014 was unsuccessful. Discovery has been completed. In July 2015, PPL filed a motion for partial summary judgment, and T&D filed a response. A trial is scheduled for October 2015.
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
Wrigley v. MasTec, Inc. On May 7, 2015, a putative class action lawsuit (the “Lawsuit”), Wrigley v. MasTec, Inc., et. al. (Case No. 1:15-cv-21740) was filed in the United States District Court, Southern District of Florida, naming the Company, the Company’s Chief Executive Officer, José R. Mas, and the Company’s Chief Financial Officer, George L. Pita, as defendants. The Lawsuit has been purportedly brought by a shareholder, both individually and on behalf of a putative class of shareholders, alleging violations of the federal securities laws arising from alleged false or misleading statements contained in, or alleged material omissions from, certain of the Company’s filings with the SEC and other statements, in each case with respect to accounting matters that are the subject of the independent internal investigation being conducted by the Audit Committee of the Company’s Board of Directors. The Lawsuit seeks damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, expert fees and other costs. The Company believes that the Lawsuit is without merit and intends to vigorously defend against it; however, there can be no assurance that the Company will be successful in its defense.
Other Commitments and Contingencies
Regulatory Matters. The Company has self-reported to the staff of the SEC (“the Staff”) regarding the previously disclosed Audit Committee’s independent investigation and is cooperating with the Staff’s requests for additional information regarding the investigation. The Company intends to continue full cooperation with the SEC.
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 9 - Lease Obligations.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2015 and December 31, 2014, there were $153.2 million and $153.6 million, respectively, of letters of credit issued under the Company’s Credit Facility. The Company is not aware of material claims relating to outstanding letters of credit as of March 31, 2015 or December 31, 2014.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2015, the estimated cost to complete projects secured by the Company’s $665.6 million in performance and payment bonds was $51.6 million. As of December 31, 2014, the estimated cost to complete projects secured by the Company’s $748.3 million in performance and payment bonds was $60.1 million. These amounts do not include performance and payment bonds associated with the Company’s equity method investments and contractual joint venture, which are separately disclosed in Note 3 - Acquisitions.

Investments in Affiliates and Other Entities. The Company holds an undivided interest in a contractual joint venture with a third party for the purpose of providing infrastructure construction services under certain customer contracts. Losses incurred by the joint venture are generally shared proportionally by the joint venture members, with members of the joint venture jointly and severally liable for all of the obligations of the joint venture. The joint venture agreement provides that each joint venturer indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venturer fails or refuses to pay or perform its share of the obligations. As of March 31, 2015, the Company was not aware of circumstances that would reasonably lead to future claims against it for material amounts. From time to time, the Company may provide financing to its unconsolidated affiliates, including its equity method investees and/or contractual joint venture. During the first quarter of 2015, excluding receivership commitments related to an equity method investee being wound down, the Company paid approximately $9.6 million under such financing arrangements, and, through August 3, 2015, had paid an additional $6.8 million, none of which additional amount was committed as of March 31, 2015. As of December 31, 2014, there were no amounts committed under such financing arrangements. See Note 3 - Acquisitions for details pertaining to financing commitments related to the Company’s equity method investments and contractual joint venture.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of March 31, 2015 and December 31, 2014, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $71.2 million and $70.3 million, respectively, of which $43.4 million and $39.6 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims as of March 31, 2015 and December 31, 2014 totaled $4.2 million and $4.4 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $75.0 million as of both March 31, 2015 and December 31, 2014. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets in the consolidated balance sheets, amounted to $1.4 million and $1.2 million for these policies as of March 31, 2015 and December 31, 2014, respectively. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $13.0 million as of both March 31, 2015 and December 31, 2014.
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
The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multi-employer pension plans, subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law pertaining to employers who are contributors to U.S.-registered multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. These liabilities include an allocable share of the unfunded vested benefits of the plan for all plan participants, not only for benefits payable to participants of the contributing employer. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if the other participating employers cease to contribute to, or withdraw from, the plan. The allocable portion of liability to participating employers could be more disproportionate if employers that have withdrawn from the plan are insolvent, or if they otherwise fail to pay their proportionate share of the withdrawal liability. The Company currently contributes, and in the past has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. While the Company does not currently have plans to withdraw from, and is not aware of related liabilities associated with these plans, there can be no assurance that the Company will not be assessed liabilities in the future. The Pension Protection Act of 2006 (“PPA”) added funding rules to U.S.-registered plans classified as “endangered,” “seriously endangered,” or “critical” status. The PPA requires that underfunded pension plans improve their funding ratios within prescribed intervals based on their level of underfunding. If a plan is in critical status, benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (“IRS”) may impose on the employers contributing to such plan a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency.
Based upon the information available to the Company from plan administrators as of March 31, 2015, several of the multi-employer pension plans in which it participates are underfunded and, as a result, the Company could be required to increase its contributions. Some of the Company’s subsidiaries have also been notified that certain plans to which they contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by the plans.
In November 2014, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily terminated its participation in several defined benefit multi-employer pension plans. No withdrawal liability was assessed as of the date of the Company’s termination of participation in these plans. There can be no assurance, however, that these plans, which were in critical status as of the date the Company terminated its participation, will not assess penalties in the future. Additionally, in November 2011, the Company, along with other members of the PLCA, voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan that is in critical status. In connection with this withdrawal, a $6.4 million withdrawal liability was established based on an estimate provided by the Central States administrator as of the date of withdrawal. The Company began paying installments towards this withdrawal liability in 2013, of which $3.9 million and $4.2 million was outstanding as of March 31, 2015 and December 31, 2014, respectively. The Company withdrew from Central States in order to mitigate its liability in connection with the plan; however, Central States has asserted that the PLCA members did not effectively withdraw in 2011 and are, therefore, responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States demanded $11 million in withdrawal liability from the Company, which included 2011 contribution amounts. The Company is vigorously opposing this demand because it believes that it legally and effectively withdrew from Central States in November 2011. If Central States were to prevail in its assertion that the Company withdrew after that date, then the initial amount of the Company’s withdrawal liability would increase to approximately $11 million. If Central States or other plans from which the Company has withdrawn were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three-year period commencing with the beginning of the calendar year during which the Company effectively withdrew from the plan, there could be additional liability. Given the uncertain nature of the outcome of these factors, the ultimate withdrawal liability can only be estimated.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of March 31, 2015 and December 31, 2014, the Company was not aware of material asserted or unasserted claims in connection with these indemnity obligations.
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
Concentrations of Risk. The Company had approximately 340 customers for the three month period ended March 31, 2015. As of March 31, 2015, one customer accounted for approximately 11% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less billings in excess of costs and earnings. As of December 31, 2014, one customer accounted for 18% of the Company’s consolidated net accounts receivable position. For the three month periods ended March 31, 2015 and 2014, the Company derived 58% and 71% respectively, of revenues from its top ten customers. Taking into consideration the July 2015 acquisition of DIRECTV® by AT&T, revenue derived from the Company’s ten largest customers would have totaled 60% and 73%, respectively, for three month periods ended March 31, 2015 and 2014. In addition, as of March 31, 2015 and December 31, 2014, a single customer would have represented 12% and 19%, respectively, of the Company’s consolidated net accounts receivable position. See Note 14 - Segments and Related Information for significant customer revenue concentration information.
Note 16 - Related Party Transactions
MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Cross Country Pipeline Supply, Inc. (“CCP”), in which the Company has a cost method investment of $15 million, resulting from its investment in CCP in 2013. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCP. Additionally, an entity owned by Jorge, José and Juan Carlos Mas is a minority shareholder of CCP. For the three month periods ended March 31, 2015 and 2014, MasTec paid CCP approximately $1.7 million and $0.9 million, respectively, for equipment rentals, leases and servicing.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a minority interest. For both the three month periods ended March 31, 2015 and 2014, MasTec charged approximately $0.2 million to this customer. As of both March 31, 2015 and December 31, 2014, outstanding receivables from employee leasing arrangements with this customer totaled $0.1 million. The Company also provides satellite communication services to this customer. For the three month periods ended March 31, 2015 and 2014, satellite communication revenue relating to this customer totaled approximately $0.2 million and $0.3 million, respectively. As of March 31, 2015 and December 31, 2014, outstanding receivables from this customer for satellite communication services totaled approximately $0.3 million and $0.5 million, respectively.
Split Dollar Agreements
MasTec has a split dollar agreement with José R. Mas. For the three month period ended March 31, 2015, the Company made no payments in connection with the agreement for José R. Mas. As of March 31, 2014, the Company had a split dollar agreement and a deferred bonus agreement with José R. Mas. There were no payments made in connection with these agreements for the three month period ended March 31, 2014. MasTec also has a split dollar agreement with Jorge Mas. The Company made no payments in connection with this agreement in either of the three month periods ended March 31, 2015 or 2014. As of both March 31, 2015 and December 31, 2014, life insurance assets associated with these agreements totaled $11.1 million, and were included within other long-term assets in the consolidated balance sheets. For additional information regarding the split dollar agreements with José and Jorge Mas, see Note 18 - Related Party Transactions in the notes to the Company’s audited consolidated financial statements included in its 2014 Form 10-K.
Note 17 – Supplemental Guarantor Condensed Unaudited Consolidating Financial Information
The 4.875% Senior Notes are, and the 2011 Convertible Notes and 2009 Convertible Notes through the dates of their maturity in 2014, were fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-

owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”). The Company’s subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee any of these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary, if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Three Months Ended March 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$803.0	$201.7	$(1.4)	$1,003.3
Costs of revenue, excluding depreciation and amortization	—	682.7	205.1	(1.4)	886.4
Depreciation and amortization	—	32.3	10.3	—	42.6
General and administrative expenses	0.6	66.2	7.2	—	74.0
Interest expense (income), net	—	27.1	(16.1)	—	11.0
Other (income) expense, net	—	(0.9)	0.9	—	—
Loss from continuing operations before income taxes	$(0.6)	$(4.4)	$(5.7)	$—	$(10.7)
Benefit from income taxes	0.2	1.7	2.4	—	4.4
Net loss from continuing operations	$(0.4)	$(2.7)	$(3.3)	$—	$(6.4)
Equity in loss from subsidiaries, net of tax	(5.9)	—	—	5.9	—
Net (loss) income	$(6.3)	$(2.7)	$(3.3)	$5.9	$(6.4)
Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)
Net (loss) income attributable to MasTec, Inc.	$(6.3)	$(2.7)	$(3.2)	$5.9	$(6.3)
Comprehensive (loss) income	$(28.3)	$(2.7)	$(25.4)	$28.0	$(28.4)

For the Three Months Ended March 31, 2014 (As Restated)	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$791.0	$166.8	$—	$957.8
Costs of revenue, excluding depreciation and amortization	—	693.2	148.1	—	841.3
Depreciation and amortization	—	28.1	5.4	—	33.5
General and administrative expenses	0.6	47.7	5.0	—	53.3
Interest expense, net	—	11.8	0.2	—	12.0
Other (income) expense, net	—	(2.2)	0.1	—	(2.1)
(Loss) income from continuing operations before income taxes	$(0.6)	$12.4	$8.0	$—	$19.8
Benefit from (provision for) income taxes	0.3	(7.0)	(0.8)	—	(7.5)
Net (loss) income from continuing operations	$(0.3)	$5.4	$7.2	$—	$12.3
Net loss from discontinued operations	—	—	(0.2)	—	(0.2)
Equity in income from subsidiaries, net of tax	12.3	—	—	(12.3)	—
Net income (loss)	$12.0	$5.4	$7.0	$(12.3)	$12.1
Net income attributable to non-controlling interests	—	—	0.0	—	0.0
Net income (loss) attributable to MasTec, Inc.	$12.0	$5.4	$7.0	$(12.3)	$12.1
Comprehensive income (loss)	$6.8	$5.4	$1.6	$(7.0)	$6.8

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of March 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$1,066.7	$291.5	$—	$1,358.2
Property and equipment, net	—	471.4	136.6	—	608.0
Goodwill and other intangible assets, net	—	1,064.0	242.5	—	1,306.5
Investments in and advances to consolidated affiliates, net	1,993.9	79.0	1,038.7	(3,111.6)	—
Other long-term assets	9.3	27.9	41.1	—	78.3
Total assets	$2,003.2	$2,709.0	$1,750.4	$(3,111.6)	$3,351.0
Liabilities and Equity
Total current liabilities	$—	$714.3	$167.2	$—	$881.5
Long-term debt	—	1,041.2	36.8	—	1,078.0
Other long-term liabilities	—	241.7	116.3	—	358.0
Total liabilities	$—	$1,997.2	$320.3	$—	$2,317.5
Total equity	$2,003.2	$711.8	$1,430.1	$(3,111.6)	$1,033.5
Total liabilities and equity	$2,003.2	$2,709.0	$1,750.4	$(3,111.6)	$3,351.0

As of December 31, 2014	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$1,249.6	$282.2	$—	$1,531.8
Property and equipment, net	—	472.6	150.5	—	623.1
Goodwill and other intangible assets, net	—	1,068.3	264.5	—	1,332.8
Investments in and advances to consolidated affiliates, net	2,108.4	—	1,097.0	(3,205.4)	—
Other long-term assets	9.3	28.7	38.3	—	76.3
Total assets	$2,117.7	$2,819.2	$1,832.5	$(3,205.4)	$3,564.0
Liabilities and Equity
Total current liabilities	$—	$777.4	$203.4	$—	$980.8
Long-term debt	—	1,027.3	33.9	—	1,061.2
Advances from consolidated affiliates, net	—	70.7	—	(70.7)	—
Other long-term liabilities	—	239.3	134.6	—	373.9
Total liabilities	$—	$2,114.7	$371.9	$(70.7)	$2,415.9
Total equity	$2,117.7	$704.5	$1,460.6	$(3,134.7)	$1,148.1
Total liabilities and equity	$2,117.7	$2,819.2	$1,832.5	$(3,205.4)	$3,564.0

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Three Months Ended March 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(0.4)	$175.9	$(56.7)	$—	$118.8
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(0.1)	—	—	(0.1)
Capital expenditures	—	(17.9)	(1.8)	—	(19.7)
Proceeds from sale of property and equipment	—	1.2	0.2	—	1.4
Payments for investments, net	—	(32.0)	—	—	(32.0)
Net cash used in investing activities	$—	$(48.8)	$(1.6)	$—	$(50.4)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	—	251.0	188.5	—	439.5
Repayments of credit facilities	—	(224.7)	(180.1)	—	(404.8)
Repayments of other borrowings and capital lease obligations	—	(10.7)	(4.4)	—	(15.1)
Repurchase of common stock	(83.3)	—	—	—	(83.3)
Proceeds from stock-based awards, net of tax withholdings	1.1	(0.2)	—	—	0.9
Net financing activities and advances (to) from consolidated affiliates	82.6	(135.7)	53.1	—	—
Net cash provided by (used in) financing activities	$0.4	$(120.3)	$57.1	$—	$(62.8)
Effect of currency translation on cash	—	—	(1.0)	—	(1.0)
Net increase (decrease) in cash and cash equivalents	$—	$6.8	$(2.2)	$—	$4.6
Cash and cash equivalents - beginning of period	—	18.5	5.6	—	24.1
Cash and cash equivalents - end of period	$—	$25.3	$3.4	$—	$28.7

For the Three Months Ended March 31, 2014 (As Restated)	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash used in by operating activities	$(0.2)	$(17.8)	$(2.4)	$—	$(20.4)
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(23.8)	—	—	(23.8)
Capital expenditures	—	(32.4)	(3.2)	—	(35.6)
Proceeds from sale of property and equipment	—	3.1	0.3	—	3.4
Payments for investments, net	—	(1.1)	—	—	(1.1)
Net cash used in investing activities	$—	$(54.2)	$(2.9)	$—	$(57.1)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	$—	$233.9	$—	$—	$233.9
Repayments of credit facilities	—	(157.3)	—	—	(157.3)
Repayments of other borrowings and capital lease obligations	—	(13.0)	(0.8)	—	(13.8)
Proceeds from stock-based awards, net of tax withholdings	1.1	(2.6)	—	—	(1.5)
Excess tax benefits from stock-based compensation	—	3.2	—	—	3.2
Payments of financing costs	—	(0.2)	—	—	(0.2)
Net financing activities and advances (to) from consolidated affiliates	(0.9)	8.4	(7.5)	—	—
Net cash provided by (used in) financing activities	$0.2	$72.4	$(8.3)	$—	$64.3
Effect of currency translation on cash	—	—	(0.5)	—	(0.5)
Net increase (decrease) in cash and cash equivalents	$—	$0.4	$(14.1)	$—	$(13.7)
Cash and cash equivalents - beginning of period	—	5.4	17.6	—	23.0
Cash and cash equivalents - end of period	$—	$5.8	$3.5	$—	$9.3

Note 18 - Subsequent Events

In June 2015, MasTec invested $6 million, and committed to future equity contributions and / or loan guarantees of up to an additional $78 million, for a 33% equity interest in two joint ventures. The joint ventures were formed to design, build, own and operate a header system and two pipelines that will transport natural gas. A subsidiary of MasTec will construct the pipelines, with construction expected to commence in late 2015 or early 2016. Each pipeline will interconnect at the United States / Mexico border with pipelines currently under development and construction in Mexico.

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
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our 2014 Form 10-K, including those described under “Risk Factors” in the 2014 Form 10-K, as updated by Item 1A, “Risk Factors” in this report and other filings we make with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our business, financial position and results of operations as of and for the three month periods ended March 31, 2015 and 2014. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2014 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Restatement of Previously Reported Condensed Unaudited Consolidated Financial Statements
As disclosed in the Company’s 2014 Form 10-K, the Company restated its condensed unaudited consolidated statement of operations, condensed unaudited consolidated statement of comprehensive income, condensed unaudited consolidated balance sheet and condensed unaudited consolidated statement of cash flows for the three month period ended March 31, 2014 and presented these restated results in Note 2 - Independent Investigation of the Audit Committee and Related Restatements of the 2014 Form 10-K. The condensed unaudited consolidated financial statements contained in this report, along with the related notes thereto as of and for the three month period ended March 31, 2014, as well as the financial information in this MD&A reflect these restatements. The restatement adjustments had the following effects on the 2014 period:

•
a reduction of $6.2 million in revenue associated with changes in cost-to-complete estimates on a large and complex Electrical Transmission segment project accounted for under the percentage-of-completion method;

•	an increase in costs of revenues, excluding depreciation and amortization, of $0.3 million, and an increase in other income, net, of $0.1 million;

•	a reduction in income tax expense of $2.4 million representing the tax effect of the adjustments; and

•	a decrease in basic and diluted earnings per share of $0.05 cents each.
In addition, there were the following balance sheet effects:

•	a reclassification adjustment associated with cost-to-complete estimates that decreased costs and earnings in excess of billings and other current liabilities by $4.2 million; and

•
a reclassification of a $6.8 million earn-out liability that had been earned as of March 31, 2014 from long-term to current liabilities, as well as other immaterial adjustments within various segments.

Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber and satellite communications; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for more than 85 years. We offer our services primarily under the MasTec service mark and, as of March 31, 2015, we had approximately 16,400 employees and 475 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
We manage our continuing operations under five operating segments, which represent our five reportable segments: (1) Communications; (2)

Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. In the first quarter of 2015, we reevaluated the segment classification of a non-controlled Canadian joint venture that we acquired in 2014. The results of operations of this joint venture were formerly reported within the Oil and Gas segment and now will be reported within the Other segment. Accordingly, throughout this report, segment information for prior periods has been updated to conform to the current period presentation.
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

See Note 14 - Segments and Related Information and Note 15 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which are incorporated by reference, for details pertaining to segment classifications, as well as operating results by segment and significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted contracts, including new contractual agreements on which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog includes amounts under master service and other service agreements in addition to construction projects and includes our proportionate share of estimated revenue attributable to a contractual joint venture that we proportionately consolidate. We determine the amount of backlog for work under master service and other service agreements based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers. The following table presents 18-month backlog by reportable segment as of the dates indicated, which has been updated to conform to the current period presentation.

	March 31, 2015	December 31, 2014	March 31, 2014
Reportable Segment (in millions):			As Restated
Communications	$2,862	$2,965	$3,000
Oil and Gas	850	756	605
Electrical Transmission	212	296	400
Power Generation and Industrial	261	298	202
Other	25	31	17
Estimated 18-month backlog	$4,210	$4,346	$4,224

We expect to realize approximately 60% of our March 31, 2015 backlog in 2015. Our backlog estimates include amounts under master service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services; and most of these agreements can be canceled on short or no advance notice. Approximately 63% and 69% of our estimated backlog as of March 31, 2015 and December 31, 2014, respectively, represented amounts under master service or other service agreements. During the year ended December 31, 2014, we experienced a combination of cancellations and reductions in expected future work from master service agreements within our Communications segment as a result of changes in current and planned wireless customer spending. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. For example, due to recent volatility in the oil markets, certain oil and gas projects initially planned for 2015 were canceled or deferred.

Backlog is not a term recognized under U.S. GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.
Economic, Industry and Market Factors
We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to rationalization of our customers’ capital and maintenance budgets in certain end-markets. Fluctuations in market prices for oil, gas and other fuel sources can affect demand for our services, in particular, pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industry, particularly when work is deferred, can result, and in recent years, has resulted, in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Fluctuations in market prices for oil, gas and other energy sources can affect demand for our services, in particular, pipeline and power generation construction services. Other market and industry factors, such as: (i) changes to our customers’ capital spending plans; (ii) mergers and acquisitions among the customers that we serve, such as the July 2015 acquisition of DIRECTV® by AT&T; (iii) access to capital for customers in the industries we serve; (iv) changes in technology, tax and other incentives; (v) renewable energy portfolio standards; and (vi) new or changing regulatory requirements affecting the industries we serve, can also affect demand for our services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows and we may be unable to fully mitigate or take advantage of changes in these factors.

Impact of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, in particular, for large non-recurring projects and holidays. Typically, our revenue is lowest in the first quarter of the year because cold, snowy or wet conditions cause project delays. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year, as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, such as excessive rainfall or warm winter weather, making it difficult to predict quarterly revenue and margin variations.

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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed unaudited consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our condensed unaudited consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. Refer to Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements of this Form 10-Q, which is incorporated by reference, and to our 2014 Form 10-K for discussion of our significant accounting policies.
We believe that our accounting estimates pertaining to revenue and cost recognition from percentage-of-completion projects, including related project profit or loss; allowances for doubtful accounts; fair value estimates in connection with business acquisitions, in particular, estimated values of net assets acquired and estimated liabilities for future earn-out obligations; valuations of goodwill and indefinite-lived intangible assets; income taxes; self-insurance liabilities; and litigation and other contingencies are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management.
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

	For the Three Months Ended March 31,
	2015		2014
			As Restated
Revenue	$1,003.3	100.0%	$957.8	100.0%
Costs of revenue, excluding depreciation and amortization	886.4	88.4%	841.3	87.8%
Depreciation and amortization	42.6	4.2%	33.5	3.5%
General and administrative expenses	74.0	7.4%	53.3	5.6%
Interest expense, net	11.0	1.1%	12.0	1.3%
Other income	—	—%	(2.1)	(0.2)%
(Loss) income from continuing operations before income taxes	$(10.7)	(1.1)%	$19.8	2.1%
Benefit from (provision for) income taxes	4.4	0.4%	(7.5)	(0.8)%
Net (loss) income from continuing operations	$(6.4)	(0.6)%	$12.3	1.3%
Net loss from discontinued operations	—	—%	(0.2)	0.0%
Net (loss) income	$(6.4)	(0.6)%	$12.1	1.3%
Net (loss) income attributable to non-controlling interests	(0.1)	0.0%	0.0	0.0%
Net (loss) income attributable to MasTec, Inc.	$(6.3)	(0.6)%	$12.1	1.3%

We review our operating results by reportable segment. See Note 14 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. Management’s review of reportable segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. We calculate EBITDA for segment reporting purposes consistently with our consolidated EBITDA calculation. See discussion of non-U.S. GAAP financial measures following the comparison of results discussion below. The following table, which has been updated for prior periods to conform to the current period presentation, presents revenue, EBITDA and EBITDA margin by reportable segment for our continuing operations for the periods indicated (dollar amounts in millions):

	For the Three Months Ended March 31,
	Revenue		EBITDA and EBITDA Margin
	2015	2014	2015		2014
Reportable Segment:		As Restated			As Restated
Communications	$469.9	$447.1	$51.7	11.0%	$43.4	9.7%
Oil and Gas	326.8	379.8	21.5	6.6%	34.6	9.1%
Electrical Transmission	116.0	73.9	(2.5)	(2.1)%	(2.7)	(3.7)%
Power Generation and Industrial	84.3	54.2	(8.9)	(10.5)%	0.6	1.1%
Other	6.6	2.8	(5.1)	(77.8)%	0.2	5.8%
Eliminations	(0.3)	(0.0)	—	—	—	—
Corporate	—	—	(13.9)	NA	(10.8)	NA
Consolidated Results	$1,003.3	$957.8	$42.8	4.3%	$65.3	6.8%
The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Form 10-Q.
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenue. Consolidated revenue increased to $1.0 billion from $958 million, an increase of approximately $45 million, or 5%, for the three month period ended March 31, 2015 as compared with the same period in 2014. Electrical Transmission revenue increased by $42 million, or 57%, Power Generation and Industrial revenue increased by $30 million, or 55%, Communications revenue increased by $23 million, or 5%, and Other segment revenue increased by $4 million. These increases were offset, in part, by a decrease in Oil and Gas revenue, which decreased by $53 million, or 14%. Acquisitions contributed approximately $120 million of increased revenue, while organic revenue declined by $75 million as compared with the same period in the prior year. This decrease was primarily attributable to expected lower levels of revenue in our Oil and Gas segment, coupled with the negative effect of fluctuations in foreign currency exchange rates on our Canadian operations, as well as expected lower levels of wireless projects in the Communications segment. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue was $470 million for the three month period ended March 31, 2015, as compared with $447 million for the same period in 2014, an increase of $23 million, or 5%. Acquisitions contributed approximately $68 million of increased revenue, whereas organic revenue declined by $45 million as compared with the same period in the prior year, primarily as a result of expected lower levels of wireless services due to changes in our wireless customers’ capital spending plans. The decrease in wireless revenue was partially offset by increases in wireline and install-to-the-home revenues. Install-to-the-home revenue increased as a result of diversification into home security initiatives.

Oil and Gas Segment. Oil and Gas revenue was $327 million for three month period ended March 31, 2015, as compared with $380 million for the same period in 2014, a decrease of $53 million, or 14%. Acquisitions contributed $53 million of increased revenue, while organic revenue declined by $106 million as compared with the same period in the prior year due to expected lower levels of pipeline work and the negative effect of fluctuations in foreign currency exchange rates on our Canadian operations as compared with the same period in the prior year. The decline in organic revenue resulted from completion of a large long-haul pipeline project in 2014 for which there was not a replacement project in the first quarter of 2015 and from the deferral/cancellation of certain projects as a result of the decline in oil prices.
Electrical Transmission Segment. Electrical Transmission revenue was $116 million for the three month period ended March 31, 2015, as compared with $74 million for the same period in 2014, an increase of $42 million, or 57%. The increase was primarily due to project timing as compared with the same period in the prior year. In the first quarter of 2014, Electrical Transmission revenue was unfavorably affected by winter weather disruptions, which affected timing of project startups. In the first quarter of 2015, we continued progress on a major transmission line project and completed work on a separate major transmission project.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $84 million for the three month period ended March 31, 2015, as compared with $54 million for the same period in 2014, an increase of $30 million, or 55%. The increase was driven by higher levels of renewable power projects as compared with the same period in the prior year as a result of the renewal of the federal production tax credit for qualified wind facilities in late 2013.
Other Segment. Other segment revenue totaled approximately $7 million for the three month period ended March 31, 2015 as compared with $3 million for the same period in 2014, an increase of $4 million, driven primarily by increased operations in Mexico.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $45 million, or 5%, to $886 million for the three month period ended March 31, 2015 as compared with $841 million for the same period in 2014. Approximately $40 million of this increase was due to higher revenue and approximately $5 million was driven by decreased productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 50 basis points, from 87.8% of revenue for the three month period ended March 31, 2014, to 88.4% of revenue for the same period in 2015. The basis point increase was driven by decreased project profitability in our Power Generation and Industrial, Other and Oil and Gas segments. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue, increased in our Power Generation and Industrial segment due to project losses of approximately $16 million on a troubled wind project in Canada and in our Other business segment from project losses of approximately $6 million on a non-controlled Canadian joint venture. Our Oil and Gas segment also experienced decreased productivity due to lower levels of organic revenue, as previously discussed. These increases in costs of revenue, excluding depreciation and amortization, as a percent of revenue as compared with the same period in the prior year were partially offset by productivity improvements in our Communications segment due to cost reduction efforts taken in the latter part of 2014 to right-size our wireless project resource levels due to changes in our customers’ capital spending plans, and from slightly improved levels of cost utilization in our Electrical Transmission segment from increased project revenue.
Depreciation and amortization. Depreciation and amortization was $43 million, or 4.2% of revenue for the three month period ended March 31, 2015 as compared with $33 million in 2014, or 3.5% of revenue, an increase of approximately $9 million, or 27.2%. Acquisitions contributed $8 million of increased depreciation and amortization expense, whereas organic depreciation and amortization expense increased by $1 million as compared with the same period in the prior year.
General and administrative expenses. General and administrative expenses were $74 million, or 7.4% of revenue for the three month period ended March 31, 2015, as compared with $53 million, or 5.6% of revenue for the same period in 2014, an increase of approximately $21 million, or 38.8%. Acquisitions contributed approximately $4 million of incremental general and administrative costs, exclusive of acquisition integration costs associated with the WesTower acquisition. Acquisition integration costs contributed $9 million of the increase in general and administrative expenses. Additionally, we incurred $3 million of costs in connection with the Audit Committee investigation in the first quarter of 2015. The remaining increase in general and administrative expenses was primarily attributable to increases in various administrative costs, including employee and legal costs.
Interest expense, net. Interest expense, net of interest income, was $11.0 million, or 1.1% of revenue for the three month period ended March 31, 2015, as compared with $12.0 million, or 1.3% of revenue for the same period in 2014. Interest expense decreased as compared with the same period in the prior year due to the conversion and settlement of our senior convertible notes in 2014, offset in part by incremental interest expense on our Credit Facility as a result of higher average outstanding borrowings.
Other income, net. For the three month period ended March 31, 2015, other income, which related primarily to gains on sales of equipment, was offset by other expense, which related primarily to losses, net, on equity method investments. Other income, net, was $2 million for the same period in 2014. Gains on sales of equipment for the three month periods ended March 31, 2015 and 2014 were approximately $0.4 million and $1.6 million, respectively.
Benefit from (provision for) income taxes. Income tax benefit was $4 million for the three month period ended March 31, 2015, as compared with income tax expense of $7 million for the same period in 2014. The income tax benefit for the three month period ended March 31, 2015 resulted primarily from pre-tax losses of $11 million as compared with pre-tax income of $20 million for the same period in the prior year, partially offset by an increase in our effective tax rate, which increased to 40.5% for the three month period ended March 31, 2015 as compared with 37.9% for the same period in the prior year, primarily due to lower levels of taxable income from our Canadian operations.

Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $52 million, or 11.0% of revenue, for the three month period ended March 31, 2015 as compared with $43 million, or 9.7% of revenue, for the same period in 2014, an $8 million, or 19% increase. As a percentage of revenue, EBITDA increased by 130 basis points, or approximately $6 million, primarily as a result of productivity improvements due to cost reduction efforts taken in the second half of 2014 to right-size our wireless project resource levels due to changes in our customers’ capital spending plans.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $22 million, or 6.6% of revenue, for the three month period ended March 31, 2015 as compared with $35 million, or 9.1% of revenue, for the same period in 2014, a decrease of $13 million, or 38%. As a percentage of revenue, EBITDA decreased by approximately 250 basis points, or approximately $8 million, due to production inefficiencies resulting from lower levels of revenue due to completion of a large long-haul pipeline project in 2014 for which there was not a replacement project in the first quarter of 2015, as well as from the deferral/cancellation of certain projects as a result of the decline in oil prices beginning in the latter part of 2014.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was negative $2 million, or negative 2.1% of revenue, for the three month period ended March 31, 2015 as compared with EBITDA of negative $3 million, or negative 3.7% of revenue, for the same period in 2014. EBITDA margins improved slightly as a result of higher levels of cost utilization due to increased project revenue as compared with the same period in the prior year.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was negative $9 million for the three month period ended March 31, 2015, as compared with EBITDA of $0.6 million for the same period in 2014. The decrease in EBITDA was driven largely by $16 million of losses on a troubled wind project in Canada, offset, in part by project close outs and improved cost utilization resulting from higher levels of revenue in the current year as compared with the same period in the prior year.
Other Segment. EBITDA for our Other segment was negative $5 million for the three month period ended March 31, 2015, as compared with $0.2 million of EBITDA for the same period in 2014. The decrease in EBITDA was driven primarily by $6 million of losses on a non-controlled Canadian joint venture acquired in 2014, which is proportionately consolidated and experienced project delays.
Corporate. Corporate EBITDA was negative $14 million for the three month period ended March 31, 2015, as compared with negative EBITDA of $11 million for the same period in 2014 due primarily to $3 million of costs related to the Audit Committee investigation. There were also increases in various Corporate segment expenses, including employee and legal costs, offset by reductions in insurance and information technology costs.
Foreign Operations
We have operations in Canada, Mexico and in other countries in Latin America. See Note 14 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted net income from continuing operations (“Adjusted Net Income From Continuing Operations”) and adjusted diluted earnings per share from continuing operations (“Adjusted Diluted Earnings Per Share From Continuing Operations”). All of these “adjusted” non-U.S GAAP measures exclude non-cash stock-based compensation expense, acquisition integration costs resulting from the WesTower acquisition, Audit Committee investigation related costs and project losses on a non-controlled joint venture. See Note 10 - Stock-Based Compensation and Other Employee Benefit Plans, Note 3 - Acquisitions, Note 14 - Segments and Related Information and Note 15 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which are incorporated by reference. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
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
We believe these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net (loss) income from continuing operations, diluted (loss) earnings per share from continuing operations and net cash provided by operating activities, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed together with our U.S. GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income from continuing operations, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The tables below may contain slight summation differences due to rounding.

	For the Three Months Ended March 31,
	2015		2014
EBITDA Reconciliation - Continuing Operations:			As Restated
Net (loss) income from continuing operations	$(6.4)	(0.6)%	$12.3	1.3%
Interest expense, net	11.0	1.1%	12.0	1.3%
(Benefit from) provision for income taxes	(4.4)	(0.4)%	7.5	0.8%
Depreciation and amortization	42.6	4.2%	33.5	3.5%
EBITDA – Continuing operations	$42.8	4.3%	$65.3	6.8%
Non-cash stock-based compensation expense	3.6	0.4%	3.3	0.3%
Acquisition integration costs	8.8	0.9%	—	—
Audit Committee investigation related costs	3.0	0.3%	—	—
Losses on non-controlled joint venture	5.5	0.5%	—	—
Adjusted EBITDA – Continuing operations	$63.8	6.4%	$68.5	7.2%
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Three Months Ended March 31,
	2015	2014
Total EBITDA Reconciliation:		As Restated
EBITDA - Continuing operations	$42.8	$65.3
EBITDA - Discontinued operations	—	(0.2)
EBITDA - Total MasTec	$42.8	$65.1

Reconciliation to Adjusted EBITDA and to Net Cash Provided by Operating Activities, Total MasTec:
Non-cash stock-based compensation expense	3.6	3.3
Acquisition integration costs	8.8	—
Audit Committee investigation related costs	3.0	—
Losses on non-controlled joint venture	5.5	—
Adjusted EBITDA - Continuing operations	$63.8	$68.5
Adjusted EBITDA - Discontinued operations	—	(0.2)
Adjusted EBITDA - Total MasTec	$63.8	$68.3
Interest expense	(11.0)	(12.0)
Benefit from (provision for) income taxes	4.4	(7.4)
Acquisition integration costs	(8.8)	—
Audit Committee investigation related costs	(3.0)	—
Losses on non-controlled joint venture	(5.5)	—
Adjustments to reconcile net income to net cash provided by operating activities, excluding non-cash EBITDA adjustments (a)	(6.0)	1.4
Change in assets and liabilities, net of acquisitions	84.9	(70.7)
Net cash provided by (used in) operating activities, Total MasTec	$118.8	$(20.4)

(a)	Non-cash EBITDA adjustments include (i) depreciation and amortization expense in both periods and (ii) non-cash stock-based compensation expense in both periods.
Adjusted Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations
The table below reconciles Adjusted Net Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations with reported net (loss) income from continuing operations and reported diluted (loss) earnings per share from continuing operations, the most directly comparable U.S. GAAP financial measures. Adjustments have been tax-effected using the effective tax rate from continuing operations for the respective periods. For the three month period ended March 31, 2015, because the reported loss from continuing operations, on an adjusted basis, is income from continuing operations, we included an additional 0.5 million weighted average common stock equivalents in our diluted share count to calculate adjusted diluted earnings per share.

	For the Three Months Ended March 31,
	2015		2014
	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Continuing Operations:			As Restated
Reported U.S. GAAP measure	$(6.4)	$(0.08)	$12.3	$0.14
Adjustments:(a)
Non-cash stock-based compensation expense	2.1	0.03	2.0	0.02
Acquisition integration costs	5.3	0.06	—	—
Audit Committee investigation related costs	1.8	0.02	—	—
Losses on non-controlled joint venture	3.3	0.04	—	—
Adjusted non-U.S. GAAP measure	$6.1	$0.07	$14.3	$0.17

(a)	Reconciling items represent the after-tax expense and corresponding diluted per share impact for the respective adjustments presented above.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from continuing operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations, equity, joint venture and other investments, debt service and purchases of shares of our common stock. We also evaluate opportunities for strategic acquisitions and investments from time to time, and we may consider opportunities to repurchase, refinance or retire outstanding debt or repurchase additional shares of our outstanding common stock in the future, any of which may require our use of cash.
Capital Expenditures. We estimate that we will spend approximately $70 million in 2015 on capital expenditures, or approximately $60 million, net of asset disposals. We expect to incur approximately $40 million to $50 million of equipment purchases under capital lease or other financing arrangements. For the three month period ended March 31, 2015, we spent approximately $20 million on capital expenditures, or $18 million net of asset disposals, and incurred approximately $13 million of equipment purchases under capital lease and other financing arrangements. Actual capital expenditures may increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future.
Acquisition-Related Contingent Consideration. In most of our acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of March 31, 2015 was approximately $149 million. Of this amount, $50 million represents the liability for earn-out obligations that have been earned. The remainder, $98 million, is management’s estimate of potential earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned. During the three month periods ended March 31, 2015 and 2014, we made no payments related to earn-out obligations.
Income Taxes. Cash tax payments, net of tax refunds, were $1 million for the three month period ended March 31, 2015 as compared with $12 million for the three month period ended March 31, 2014. Quarterly tax payments are based on estimates of full year taxable income activity and estimated tax rates. Our cash tax payments, which decreased in the first quarter of 2015 as compared with 2014 due to a reduction in income, vary from period to period with changes in taxable income and earnings estimates.
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
Working capital needs also tend to increase when we commence multiple projects, or particularly large projects, because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are billed and collected. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of March 31, 2015, we expect that substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, decreased to $1.1 billion as of March 31, 2015 from $1.3 billion as of December 31, 2014, due to lower levels of quarterly revenue in the first quarter of 2015 as compared with the fourth quarter of 2014, as well as working capital initiatives. Inventory balances decreased from $113 million as of December 31, 2014 to $100 million as of March 31, 2015, primarily due to utilization of wireless project inventories, which increased during 2014 due to inventory from acquired businesses as well as from increases in wireless project inventories. We anticipate that wireless inventories will decrease in 2015 as these amounts are utilized.
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
Settlement of Convertible Notes. In 2014, our senior convertible notes, in an original principal amount of $215 million, matured and were converted by the holders. We paid $202 million in cash using proceeds from our Credit Facility and issued 6.6 million shares of our common stock in respect thereof. The shares issued included 5.8 million premium shares, which represented the conversion value of certain of the convertible notes in excess of their principal amount. See discussion in Note 10 - Debt in the notes to the audited consolidated financial statements included in our 2014 Form 10-K.
Summary of Financial Condition, Liquidity and Capital Resources
We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, debt service obligations, anticipated capital expenditures, equity, joint venture and other investments, purchases of shares of our common stock under authorized share repurchase programs, insurance collateral requirements, earn-out obligations and letters of credit for at least the next twelve months.
Sources and Uses of Cash
As of March 31, 2015, we had $477 million in working capital, defined as current assets less current liabilities, as compared with $551 million as of December 31, 2014, a decrease of approximately $74 million. Our working capital has decreased, primarily as a result of lower accounts receivable balances, partially offset by lower accounts payable balances, inclusive of acquired companies, driven primarily by lower levels of quarterly revenue in the first quarter of 2015 as compared with the fourth quarter of 2014. Total cash and cash equivalents of $29 million as of March 31, 2015 increased by $5 million from total cash and cash equivalents of $24 million as of December 31, 2014.
Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2015	2014
		As Restated
Net cash provided by (used in) operating activities	$118.8	$(20.4)
Net cash used in investing activities	$(50.4)	$(57.1)
Net cash (used in) provided by financing activities	$(62.8)	$64.3

Operating Activities. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, costs and earnings in excess of billings and billings in excess of costs and earnings, all of which tend to be related. These working capital items are also generally affected by changes in revenue resulting from both the timing and the volume of work performed, by variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the three month period ended March 31, 2015 was $119 million, as compared with $20 million of net cash used in operating activities for the same period in 2014. Net changes in assets and liabilities had a positive impact on cash provided by operating activities of $156 million, related largely to changes in accounts receivable and inventory levels, net of acquired businesses, offset, in part, by changes in accounts payable and accrued expenses.
Days sales outstanding (“DSO”), net of billings in excess of costs and earnings, for our continuing operations was 88 as of March 31, 2015, as compared with 86 as of December 31, 2014 and 101 as of March 31, 2014. DSO, net of billings in excess of costs and earnings, is calculated as accounts receivable, net, less billings in excess of costs and earnings, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. The increase in DSO is primarily attributable to timing of collections on certain projects and changes in project and customer mix, as well as from certain of our recent acquisitions, which previously had slower processing cycles for invoicing and collections as compared with our other businesses. We are currently integrating the systems and processes of these acquired businesses, which we believe will reduce their collection cycle times in the future. These increases were partially offset by improved payment terms, which reduced the collection cycle time for certain receivables, as well as the settlement of certain litigation matters. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances or have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by $7 million to $50 million for the three month period ended March 31, 2015 from $57 million for the three month period ended March 31, 2014. There were no acquisition-related payments for the three month period ended March 31, 2015 as compared with $24 million in the prior year period. We spent $20 million on capital expenditures for the three month period ended

March 31, 2015, or $18 million net of asset disposals, as compared with capital expenditures, net of asset disposals, of $32 million for the same period in the prior year, a decrease of $14 million. Total capital additions, including capital lease and other financing arrangements, have decreased from $50 million for the three month period ended March 31, 2014 to $33 million for the three month period ended March 31, 2015. The decrease in cash used in investing activities from acquisition-related activities and capital expenditures was offset, in part, by an increase of $31 million in payments for other investments, related primarily to activity associated with one of our equity method investees. See Note 3 - Acquisitions, which is incorporated by reference.
Financing Activities. Net cash used in financing activities for the three month period ended March 31, 2015 was $63 million, as compared with cash provided by financing activities of $64 million for the three month period ended March 31, 2014, an increase in cash used of approximately $127 million. For the three month period ended March 31, 2015, we made cash payments of $83 million to repurchase shares our common stock under our 2014 Share Repurchase Program. Credit facility related activity, net, for the three month period ended March 31, 2015, totaled $35 million of borrowings, net of repayments, compared to $77 million of borrowings, net of repayments, for the three month period ended March 31, 2014, for a decrease in cash provided by financing activities from credit facility-related activities, net, of $42 million.
Senior Secured Credit Facility
We have a senior secured credit facility, which we refer to as the Credit Facility. Under the Credit Facility, aggregate borrowing commitments total $1.25 billion, composed of $1.0 billion of revolving commitments and a term loan in the aggregate principal amount of $250 million (the “Term Loan”). The Credit Facility provides the ability to borrow in either Mexican pesos or Canadian dollars, up to an aggregate equivalent amount of $200 million. Revolving commitments under the Credit Facility mature on October 29, 2018, and the Term Loan matures on November 21, 2019. The Term Loan is subject to amortization in quarterly principal installments of $3.1 million, subject to reduction as a result of the application of certain prepayments in accordance with the terms of the Credit Facility, commencing as of the quarter ending March 31, 2016 and continuing for each fiscal quarter thereafter. The maximum amount available for letters of credit under the Credit Facility is $450 million, of which up to $100 million can be denominated in either Mexican pesos or Canadian dollars. The Credit Facility also provides for swing line loans of up to $75 million. Under the Credit Facility, we have the option to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of $250 million. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity, joint venture or other investments, the repurchase or prepayment of indebtedness, and share repurchases.
Interest on outstanding revolving loans and the Term Loan under the Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of March 31, 2015, we had $303.5 million of outstanding revolving loans under our Credit Facility, which accrued interest at a weighted average interest rate of 2.52%, and had $153.2 million of issued letters of credit, which mature at various dates. Letter of credit fees accrued at 0.875% per annum for performance standby letters of credit and at 1.75% per annum for financial standby letters of credit. The Term Loan accrued interest at a rate of 1.92% as of March 31, 2015. Borrowing capacity of $543.2 million as of March 31, 2015 was available for revolving loans or up to $296.8 million for new letters of credit. The unused facility fee was 0.35% as of March 31, 2015. The Credit Facility is guaranteed by certain of our subsidiaries (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of our and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Based upon current availability under our Credit Facility, our liquidity and our anticipated cash flows, we believe we will be in compliance with the Credit Facility’s terms and conditions for the next twelve months. We are dependent upon borrowings and letters of credit under the Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 10 - Debt in the notes to the audited consolidated financial statements included in the Company’s 2014 Form 10-K, including a requirement to deliver periodic financial statements to the bank group under the Credit Facility. In connection with the delayed filing of our 2014 Form 10-K for the year ended December 31, 2014 and this Form 10-Q, we received consents from our bank group, which extended the delivery date requirements of our audited consolidated financial statements for the year ended December 31, 2014 and our condensed unaudited consolidated financial statements for the quarter ended March 31, 2015, as well as the delivery date of our condensed unaudited consolidated financial statements for the quarter ended June 30, 2015, should it be necessary, to September 1, 2015.
Other Credit Facilities. We have other credit facilities to support the working capital requirements of our foreign operations, which have varying dates of maturity and are generally renewed on an annual basis. Borrowings under these credit facilities are primarily denominated in Canadian dollars and maximum borrowing capacity totaled approximately $35.5 million as of March 31, 2015. Outstanding borrowings, which accrued interest at a weighted average rate of 4.0%, totaled approximately $8.9 million as of March 31, 2015.
4.875% Senior Notes
We have $400 million outstanding principal amount of 4.875% Senior Notes, which are subject to certain provisions and covenants, as more fully described in Note 10 - Debt in the notes to the audited consolidated financial statements included in the Company’s 2014 Form 10-K, including a requirement to file with the SEC annual and quarterly reports. In connection with the delayed filing of our 2014 Form 10-K and this Form 10-Q, we received a consent from our Note Holders that extended these reporting requirements to August 1, 2015, subject to a 60-day cure period. With the filing of this Form 10-Q, we have met the reporting requirements with respect to our 4.875% Senior Notes. We paid a 25 basis point fee, or $0.9 million, to our Note Holders, and a 20 basis point fee, or $0.8 million, to the solicitation agent in connection with this consent.
Senior Convertible Notes

Our senior convertible notes, which matured in 2014, were composed of $202 million aggregate principal amount of senior convertible notes issued in 2011 and approximately $13 million aggregate principal amount of senior convertible notes issued in 2009. In accordance with our previously stated intent, we settled the $202 million principal amount of the 2011 Convertible Notes in cash and the premium value in shares, resulting in the issuance of 5.8 million shares of our common stock. Upon maturity of the 2009 Convertible Notes, we issued 0.8 million shares of our common stock.
Debt Guarantees and Covenants
The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt and are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of our existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness. See Note 17 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference.
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of March 31, 2015.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 10 - Debt in the notes to the audited consolidated financial statements included in our 2014 Form 10-K. Also see Note 8 - Debt in the notes to the condensed unaudited consolidated financial statements in this Form 10-Q for current period balances and discussion, which is incorporated by reference.
Off-balance sheet arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multi-employer pension plans, liabilities associated with certain indemnification and guarantee arrangements and obligations relating to our non-consolidated affiliates, joint venture arrangements and variable interest entities. Refer to Note 15 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, for current period details pertaining to our off-balance sheet arrangements. See Note 3 - Acquisitions in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, for discussion pertaining to pertaining other financing and commitments related to our equity method and other investment arrangements.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2015, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. Interest on our Term Loan under the Credit Facility accrues at a variable rate based, at our option, on either a Eurocurrency rate or base rate, each as defined in the Credit Facility, in each case, plus a margin. As of March 31, 2015, we had $304 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 2.52% and a Term Loan with a balance of $250 million with an interest rate of 1.92%. Interest on letters of credit issued under our Credit Facility as of March 31, 2015 accrued at 0.875% per annum for performance standby letters of credit and at 1.75% per annum for financial standby letters of credit. A 100 basis point increase in the applicable interest rates under our Credit Facility would not have had a material impact on our results of operations for the three month period ended March 31, 2015.
As of March 31, 2015, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $26 million of notes payable for equipment, which had a weighted average interest rate of approximately 2.7%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
We have operations in Canada, Mexico and in other countries in Latin America. Revenue generated from foreign operations represented 18% of our total revenue for the three month period ended March 31, 2015. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three month period ended March 31, 2015. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three month period ended March 31, 2015, foreign currency translation losses totaled approximately $22 million and related primarily to our Canadian operations. Our Canadian presence has grown in recent years due to acquisitions, including the acquisitions of Pacer and Big Country.

Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, neither of which were material as of March 31, 2015. We may enter into foreign currency derivative contracts in the future to manage such exposures.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In conducting the evaluation and in light of the Audit Committee investigation described in the 2014 Form 10-K, we identified the material weakness in our internal control over financial reporting within a service line in our Electrical Transmission segment described below. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2015.
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

•
The Company will revise its existing MasTec Revenue Recognition Policy (the “MasTec Policy”) with more detailed guidance on cost estimation procedures, project cost reserves and other aspects of percentage-of-completion accounting;

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than identification of the material weakness identified above, along with related remediation efforts.
PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Legacy Litigation
Refer to Note 15 – Commitments and Contingencies in the notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2014 Form 10-K.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2014 Form 10-K.
Risks Related to Our Business
We derive a significant portion of our revenue from a few customers and the loss of one or more of these customers, or a reduction in their demand for our services, could impair our financial performance.
For the three month period ended March 31, 2015, we derived approximately 19% and 14% of our revenue from AT&T and DIRECTV®, respectively. For the three month period ended March 31, 2014, we derived approximately 22%, 14% and 14% of our revenue from AT&T, DIRECTV® and Enbridge, Inc., respectively. Our ten largest customers accounted for approximately 58% and 71% of our revenue for the three month periods ended March 31, 2015 and 2014, respectively. In July 2015, AT&T acquired DIRECTV®. On a combined basis, AT&T and DIRECTV® represented 32% and 36% of our revenue for the three month periods ended March 31, 2015 and 2014, respectively. Taking into consideration the acquisition of DIRECTV® by AT&T, our top ten customers would have accounted for 60% and 73% of our revenue three month periods ended March 31, 2015 and 2014, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, our results of operations, cash flows and liquidity could be negatively affected if these customers reduce the amount of business they provide to us, or if we complete the required work on our projects for these customers and cannot replace them with similar projects. Almost half of our revenue for the three month period ended March 31, 2015 was derived from non-recurring project specific work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.
Our operations in existing international markets, or expanding into additional international markets, may not be successful and could expose us to risks, including the failure to comply with the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws, which could harm our business and prospects.
We derived 18% of our revenue for the three months ended March 31, 2015 from international markets, and we may further expand the volume of international services we provide as well as the foreign geographic territories in which we operate. Our international operations are presently conducted primarily in Canada, Mexico and in other countries in Latin America, but we have performed work in various other foreign countries, and revenue derived from, or the number of countries in which we operate, could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts, or volatility in the global markets may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (c)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1 through January 31	2,585,838	$18.89	2,585,838	$51,156,725
February 1 through February 28	402,124	$19.54	400,734	$43,326,098
March 1 through March 31	1,758,895	$19.42	1,750,370	$9,320,269
Total	4,746,857		4,736,942

(a)
Share repurchases for the three months ended March 31, 2015 comprised 9,915 shares of common stock associated with certain employee elections under compensation and benefit programs and 4,736,942 shares of common stock repurchased by the Company under the 2014 Share Repurchase Program.

(b)	Except to the extent described in (a) above with respect to share repurchases associated with certain employee elections, all shares were acquired in open-market transactions.

(c)
Purchased pursuant to the Company’s publicly announced $100 million 2014 Share Repurchase Program, which was completed in April 2015. See Note 12 - Equity in the notes to the condensed unaudited consolidated financial statements contained in this Form 10-Q.

ITEM 6.     EXHIBITS

Exhibit No.	Description
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	August 7, 2015
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