Form 10-Q
period 2015-09-30
MASTEC INC
filed 2015-11-03
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Commission File Number 001-08106
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
    Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of October 29, 2015, MasTec, Inc. had 79,887,902 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2015

Explanatory Note
As more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”), MasTec, Inc. (the “Company”) has restated its condensed unaudited consolidated financial statements for the three and nine month periods ended September 30, 2014. All financial information with respect to the 2014 periods presented in this report reflects the restated financial information. For a discussion of the restatement and adjustments made as a result of the restatement, see Note 2 - Independent Investigation of the Audit Committee and Related Restatements in the notes to the audited consolidated financial statements included in the 2014 Form 10-K, as well as Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the condensed unaudited consolidated financial statements included in this report.
PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
		As Restated		As Restated
Revenue	$1,111,010	$1,315,488	$3,180,906	$3,380,538
Costs of revenue, excluding depreciation and amortization	972,711	1,122,861	2,805,072	2,914,901
Depreciation and amortization	42,196	41,747	128,048	111,996
General and administrative expenses	63,798	59,889	207,077	167,454
Interest expense, net	11,964	12,643	35,845	37,595
Other expense (income), net	6,702	(1,416)	4,342	(5,424)
Income from continuing operations before income taxes	$13,639	$79,764	$522	$154,016
Provision for income taxes	(6,197)	(30,319)	(3,288)	(58,569)
Net income (loss) from continuing operations	$7,442	$49,445	$(2,766)	$95,447
Discontinued operations:
Net loss from discontinued operations	$—	$(320)	$—	$(592)
Net income (loss)	$7,442	$49,125	$(2,766)	$94,855
Net (loss) income attributable to non-controlling interests	(176)	139	(420)	48
Net income (loss) attributable to MasTec, Inc.	$7,618	$48,986	$(2,346)	$94,807
Earnings per share (See Note 2):
Basic earnings (loss) per share:
Continuing operations	$0.10	$0.60	$(0.03)	$1.21
Discontinued operations	—	(0.00)	—	(0.01)
Total basic earnings (loss) per share	$0.10	$0.60	$(0.03)	$1.20
Basic weighted average common shares outstanding	79,845	81,811	80,681	79,158
Diluted earnings (loss) per share:
Continuing operations	$0.09	$0.57	$(0.03)	$1.11
Discontinued operations	$—	$(0.00)	$—	$(0.01)
Total diluted earnings (loss) per share	$0.09	$0.57	$(0.03)	$1.10
Diluted weighted average common shares outstanding	80,448	85,824	80,681	86,416

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
		As Restated		As Restated
Net income (loss)	$7,442	$49,125	$(2,766)	$94,855
Other comprehensive (loss) income (See Note 12):
Foreign currency translation adjustments, net of tax	(13,330)	(12,951)	(32,050)	(10,611)
Comprehensive (loss) income	$(5,888)	$36,174	$(34,816)	$84,244
Comprehensive (loss) income attributable to non-controlling interests	(176)	139	(420)	48
Comprehensive (loss) income attributable to MasTec, Inc.	$(5,712)	$36,035	$(34,396)	$84,196

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,154	$24,059
Accounts receivable, net of allowance	1,023,663	1,303,552
Inventories, net	90,512	112,804
Prepaid expenses and other current assets	116,985	91,336
Total current assets	$1,238,314	$1,531,751
Property and equipment, net	586,993	623,118
Goodwill	1,064,822	1,082,466
Other intangible assets, net	218,761	250,373
Other long-term assets	136,896	76,272
Total assets	$3,245,786	$3,563,980
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$78,827	$73,631
Accounts payable	376,836	485,347
Accrued salaries and wages	80,979	60,528
Other accrued expenses	81,363	89,343
Acquisition-related contingent consideration, current	11,441	49,798
Billings in excess of costs and earnings	123,623	155,674
Other current liabilities	34,341	66,527
Total current liabilities	$787,410	$980,848
Acquisition-related contingent consideration, net of current portion	83,593	103,515
Long-term debt	1,098,585	1,061,159
Long-term deferred tax liabilities, net	186,642	203,476
Other long-term liabilities	65,072	66,907
Total liabilities	$2,221,302	$2,415,905
Commitments and contingencies (See Note 15)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 87,951,049 and 87,614,955 as of September 30, 2015 and December 31, 2014, respectively	8,795	8,762
Capital surplus	767,881	756,688
Retained earnings	455,441	457,788
Accumulated other comprehensive loss	(66,054)	(34,004)
Treasury stock, at cost: 8,094,004 and 2,876,311 shares as of September 30, 2015 and December 31, 2014, respectively	(145,573)	(45,573)
Total MasTec, Inc. shareholders’ equity	$1,020,490	$1,143,661
Non-controlling interests	$3,994	$4,414
Total equity	$1,024,484	$1,148,075
Total liabilities and equity	$3,245,786	$3,563,980

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2015	2014
		As Restated
Cash flows from operating activities:
Net (loss) income	$(2,766)	$94,855
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	128,048	111,996
Non-cash interest expense	2,036	6,052
Non-cash stock-based compensation expense	9,486	11,584
Excess tax benefit from stock-based compensation	(56)	(3,494)
(Benefit from) provision for deferred income taxes	(9,076)	4,294
Other non-cash items	1,783	1,136
Gains on sales of assets	(2,619)	(4,068)
Non-cash change in estimated fair value of acquisition-related contingent consideration	(7,980)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	252,333	(126,950)
Inventories	22,406	(27,553)
Other assets, current and long-term portion	(13,915)	5,202
Accounts payable and accrued expenses	(76,747)	15,419
Billings in excess of costs and earnings	(31,168)	2,896
Book overdrafts	(7,830)	(10,399)
Other liabilities, current and long-term portion	(3,333)	49
Net cash provided by operating activities	$260,602	$81,019
Cash flows used in investing activities:
Cash paid for acquisitions, net of cash acquired	(148)	(162,901)
Capital expenditures	(70,766)	(90,962)
Proceeds from sale of property and equipment	9,763	12,204
Payments for other investments, net	(109,299)	(1,046)
Net cash used in investing activities	$(170,450)	$(242,705)
Cash flows (used in) provided by financing activities:
Proceeds from credit facilities	1,329,610	1,319,623
Repayments of credit facilities	(1,240,122)	(955,151)
Repayment of senior convertible notes	—	(105,325)
Repayments of other borrowings	(10,568)	(15,827)
Payments of capital lease obligations	(40,687)	(38,358)
Repurchase of common stock	(100,000)	—
Proceeds from stock-based awards, net of tax withholdings	1,743	318
Excess tax benefit from stock-based compensation	56	3,494
Payments of acquisition-related contingent consideration	(44,757)	(60,341)
Payments of financing costs	(2,435)	(1,455)
Net cash (used in) provided by financing activities	$(107,160)	$146,978
Effect of currency translation on cash	103	(1,152)
Net decrease in cash and cash equivalents	$(16,905)	$(15,860)
Cash and cash equivalents - beginning of period	$24,059	$22,927
Cash and cash equivalents - end of period	$7,154	$7,067

Supplemental cash flow information:
Interest paid	$41,014	$35,106
Income taxes paid, net of refunds	$5,841	$46,423
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$18,030	$55,488
Equipment acquired under financing arrangements	$7,949	$6,851
Acquisition-related contingent consideration, new business combinations	—	$33,612
Premium shares, conversion of convertible notes	—	$114,785
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
Principles of Consolidation
The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company’s investments in entities in which the Company does not have a controlling interest, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as other long-term assets in the condensed unaudited consolidated balance sheets. Income or loss from these investments is recorded within other income or expense in the condensed unaudited consolidated statements of operations. The cost method is used for investments in entities in which the Company does not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation. The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use the local currency as the functional currency. Gains or losses resulting from transactions executed in a foreign currency are included in other income or expense, net. The Company does not currently have subsidiaries that operate in highly inflationary environments. The results of operations and financial position of any discontinued operations are aggregated and presented separately from the Company’s continuing operations in the condensed unaudited consolidated financial statements for all periods presented.
Restatement of Previously Reported Condensed Unaudited Consolidated Financial Statements
As disclosed in the 2014 Form 10-K, the Company restated its condensed unaudited consolidated financial statements for the three and nine month periods ended September 30, 2014 and presented these restated results in Note 2 - Independent Investigation of the Audit Committee and Related Restatements of the 2014 Form 10-K. The condensed unaudited consolidated financial statements, along with the related notes thereto as of and for the three and nine month periods ended September 30, 2014 reflect these restatements. The restatement adjustments had the following effects on the 2014 periods:

•
An increase in revenue of $5.9 million and $2.4 million for the three and nine month periods ended September 30, 2014, respectively, associated with changes in cost-to-complete estimates on projects accounted for under the percentage-of-completion method, primarily in the Electrical Transmission segment;

•	Immaterial adjustments in costs of revenues, excluding depreciation and amortization, for the three and nine month periods ended September 30, 2014;

•	An increase in income tax expense of $2.3 million and $0.9 million for the three and nine month periods ended September 30, 2014, respectively, representing the tax effects of the adjustments;

•	An increase in net income from continuing operations of $3.7 million and $1.5 million, respectively, for the three and nine month periods ended September 30, 2014; and

•
An increase in basic earnings per share from continuing operations of $0.04, an increase in total basic earnings per share of $0.05, and an increase in diluted earnings per share of $0.04 for the three month period ended September 30, 2014, respectively. Basic, total basic and diluted earnings per share each increased by $0.02 for the nine month period ended September 30, 2014.

In addition, there were the following balance sheet effects:

•
a reclassification adjustment associated with cost-to-complete estimates that decreased costs and earnings in excess of billings and other current liabilities by $5.3 million, partially offset by an increase in costs and earnings in excess of billings of $1.1 million from other cost-to-complete estimate changes, primarily in the Electrical Transmission segment, for a net decrease in cost in excess of billings and earnings of $4.2 million as of September 30, 2014;

•	a decrease in billings in excess of costs and earnings of $1.3 million; and

•	an increase in current taxes payable of $0.9 million, as well as other immaterial adjustments within various segments.

Investments in Affiliates and Other Entities
In the ordinary course of business, the Company enters into various investment arrangements, which may include equity or other interests in business entities, including contractual joint ventures or other forms of equity participation. These investment arrangements may include financing arrangements, such as the extension of loans. See Note 3 - Acquisitions and Note 5 - Fair Value of Financial Instruments for discussion pertaining to certain of the Company’s cost and equity method investments and other investment arrangements. In connection with certain of these investment arrangements, the Company provides infrastructure construction services to or through its equity investees and/or contractual joint ventures. Management determines whether such investment arrangements involve a variable interest entity (“VIE”) based on the characteristics of the particular entity. If an entity is determined to be a VIE, then management determines if the Company is the primary beneficiary of the entity and whether or not consolidation of the VIE within the Company's financial statements is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. If management determines that the Company is the primary beneficiary of a VIE, then the VIE would be consolidated, and the other party’s equity interest in the VIE would be accounted for as a non-controlling interest. As of September 30, 2015, the Company determined that certain of its investment arrangements were VIEs, but that it was not the primary beneficiary. In arrangements in which the Company has an undivided interest in the assets, liabilities, revenues and profits or losses of an unincorporated entity, such amounts are consolidated on a basis proportional to the Company’s ownership interest in the unincorporated entity.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue, less project costs of revenue, including depreciation), in particular, on long-term construction contracts, or other projects accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of contract price adjustments that are probable; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets and liabilities, acquisition-related contingent consideration and investments in cost and equity method investees; asset lives used in computing depreciation and amortization; accrued self-insured claims; share-based compensation; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with its consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences could be material to the condensed unaudited consolidated financial statements.
Significant Accounting Policies
Revenue Recognition
Revenue is derived from projects performed under master and other service agreements as well as from fixed price contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company frequently provides maintenance, installation and repair work under unit price or fixed price master service or other service agreements that are renewed on a periodic basis. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects performed under master service and other service agreements totaled 44% and 43% of revenue for the three month periods ended September 30, 2015 and 2014, respectively, and totaled 47% and 49% of revenue, respectively, for the nine month periods ended September 30, 2015 and 2014. The Company also performs services under master and other service agreements on a fixed fee basis, under which MasTec furnishes specified units of service for a fixed price per unit of service and revenue is recognized as the services are rendered. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment (excluding depreciation). Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.
The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and total estimated costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized. Excluding the effects of project losses of $21.4 million on a Canadian wind project and $8.3 million on a non-controlled proportionately consolidated Canadian joint venture for the nine month period ended September 30, 2015, project profit was affected by less than 5% for both the nine month periods ended September 30, 2015 and 2014 as a result of changes in contract estimates included in projects that were in process as of December 31, 2014 and 2013, respectively. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are generally completed within one year.
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of September 30, 2015 and December 31, 2014, the Company had approximately $28 million and $87 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings, or billed accounts receivable as appropriate, represent management’s best estimate of contract revenue that has been or will be earned and that management believes is probable of collection. As of both September 30, 2015 and December 31, 2014, outstanding change orders and/or claims were derived from contracts in the Electrical Transmission and Oil and Gas segments. The Company actively engages in substantive meetings with these customers to complete the final approval process and expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.
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
New Accounting Pronouncements
Accounting Standards Not Yet Adopted
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to retrospectively account for adjustments to provisional amounts within the measurement period recognized at the acquisition date in a business combination. ASU 2015-16 requires that these adjustments be recognized in the reporting period in which the adjustment amounts are determined and be calculated as if the accounting had been completed as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market value. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. Retrospective application is required for all relevant prior periods. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (“ASU 2015-15”). ASU 2015-15 clarifies that, subsequent to adoption of ASU 2015-03, an entity has the option to defer and present debt issuance costs from line-of-credit arrangements as an asset and subsequently amortize the costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect the adoption of ASU 2015-03 or ASU 2015-15 to have a material impact on its consolidated financial statements.

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
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the presentation and disclosure requirements of extraordinary items because it was unclear when an item should be considered both unusual and infrequent and was extremely rare in practice. ASU 2015-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of this ASU is that a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance and will be required to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosure of assumptions and estimates where significant judgment has been applied. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective using either the retrospective or cumulative effect transition method for fiscal years, and for interim periods within those years, beginning after December 15, 2017. Early application is permitted, but not before fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently determining which transition method will be used and evaluating the potential impact of this ASU on its consolidated financial statements.
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
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to MasTec’s common shareholders by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using income from continuing operations, including the potential issuance of common shares upon the exercise, conversion or vesting of outstanding stock options and unvested restricted shares, as calculated under the treasury stock method, as well as shares associated with the Company’s convertible debt securities, which matured and were converted in 2014. If the Company reports a loss, rather than income, from continuing operations, the computation of diluted loss per share excludes dilutive common stock equivalents as their effect would be anti-dilutive. For the nine month period ended September 30, 2015, the Company reported a net loss from continuing operations, and 648,379 dilutive common shares were excluded from the calculation of diluted net loss per share for the related period. Therefore, diluted and basic earnings per share were the same in this period.
There were no anti-dilutive common stock equivalents for the three and nine month periods ended September 30, 2015, except for those excluded from the calculation of diluted net loss per share as discussed above. For the three and nine month periods ended September 30, 2014, there were 304,486 and 223,422 weighted average anti-dilutive common stock equivalents excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
		As Restated		As Restated
Net income (loss) attributable to MasTec:
Net income (loss), continuing operations - basic (a)	$7,618	$49,306	$(2,346)	$95,399
Interest expense, net of tax, convertible notes	—	20	—	166
Net income (loss), continuing operations - diluted	$7,618	$49,326	$(2,346)	$95,565
Net loss from discontinued operations - basic and diluted (a)	—	(320)	—	(592)
Net income (loss) attributable to MasTec - diluted	$7,618	$49,006	$(2,346)	$94,973
Weighted average shares outstanding:
Weighted average shares outstanding - basic	79,845	81,811	80,681	79,158
Dilutive common stock equivalents	603	814	—	798
Dilutive shares, convertible notes	—	3,199	—	6,460
Weighted average shares outstanding - diluted	80,448	85,824	80,681	86,416

(a)	Calculated as total net income (loss) less amounts attributable to non-controlling interests.
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
Until their maturity in 2014, dilutive shares associated with the 2009 Convertible Notes were attributable to the underlying principal amounts and were reflected in the calculation of weighted average diluted earnings per share for the corresponding periods by application of the “if-converted” method, whereas dilutive shares associated with the 2011 Convertible Notes were derived from the premium value of the notes in excess of their principal amounts, as calculated using the treasury stock method. These shares were referred to as the “premium shares.” The 4.25% Convertible Notes were convertible at $15.48 per share and the 4.0% Convertible Notes were convertible at $15.76 per share. The calculations underlying the number of premium shares included in the Company’s diluted share count for the periods indicated were as follows (in thousands, except per share amounts):

	2011 4.25% Notes
Premium Share Information:	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Number of conversion shares, principal amount	6,268	6,268
Per share price, actual average	$29.73	$35.06
Premium value	$89,341	$122,748
Premium shares	3,005	3,501
In addition to the premium shares described above, there were 2.4 million equivalent premium shares included in the Company's dilutive share calculation for the nine month period ended September 30, 2014 related to the 2011 4.0% Notes, as calculated based on the average price per share of the Company's common stock from the beginning of the period through June 15, 2014, the date of maturity.
Note 3 – Acquisitions
The Company acquired several businesses during 2014, as discussed below and in Note 4 - Acquisitions in the notes to the Company’s audited consolidated financial statements included in its 2014 Form 10-K. As of September 30, 2015, determination of the fair values of the net assets acquired, including the estimated values of contingent earn-out obligations and the estimated useful lives of acquired assets for the WesTower acquisition, as discussed below, were provisional and remained preliminary. Management continues to assess the valuation of these items and any ultimate purchase price adjustments that may result based on the final net assets and net working capital, as prescribed in the purchase agreement. During the measurement period, as defined under U.S. GAAP, the Company will revise its preliminary estimates of the fair values of net assets acquired if new information is obtained about the facts and circumstances existing as of the date of acquisition or for purchase price adjustments. Such adjustments may result in the recognition of, or adjust the fair values of, acquired assets and assumed liabilities, and are presented as if the adjustments had been taken into account as of the date of acquisition, which would result in the revision of comparative prior period financial information. All changes that do not qualify as measurement period adjustments are included in current period results. As discussed under “New Accounting Pronouncements” in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, ASU 2015-16 eliminates the requirement to retrospectively account for measurement period adjustments. The Company is currently evaluating the expected timing of application, and related impact of, adoption of this ASU on potential future measurement period adjustments.
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
In connection with the WesTower acquisition, the Company incurred acquisition integration costs of approximately $1.2 million and $17.8 million for the three and nine month periods ended September 30, 2015, respectively, which were included within general and administrative expenses within the condensed unaudited consolidated statements of operations. These acquisition integration costs consisted primarily of employee termination costs, including employee compensation relating to the elimination of certain positions, which were determined to be redundant, and other integration-type costs, including facility consolidation expenses, system migration expenses and training costs. As of September 30, 2015, the Company had substantially completed the integration of WesTower. As of September 30, 2015 and December 31, 2014, $1.7 million and $3.5 million, respectively, was included within current liabilities relating to acquisition integration costs. Liabilities assumed in connection with the WesTower acquisition also include the estimated value of certain off-market contracts, which are recognized in revenue over the terms of the related contracts.

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
The values of certain of the assets acquired and liabilities assumed include the proportionate values of Pacer’s undivided interest in an unincorporated contractual joint venture, which is involved in a civil construction project and is accounted for on a proportional basis. Pacer’s undivided interest in this contractual joint venture automatically terminates upon completion of the project, which is not controlled by Pacer and is managed by a third party. This project, which was approximately 65% complete as of September 30, 2015, incurred losses for the three and nine month periods ended September 30, 2015 due to delayed receipt of a key material. Pacer’s proportionate share of these losses totaling $2.8 million and $8.3 million for the three and nine month periods ended September 30, 2015, respectively, are included in the Other segment. Pacer has minimal direct work involvement in this project. For the three and nine month periods ended September 30, 2015, revenue recognized by Pacer in connection with work performed for this contractual joint venture totaled $0.3 million and $1.8 million, respectively. As of September 30, 2015 and December 31, 2014, receivables from this contractual joint venture, including acquired receivables, totaled $1.1 million and $1.8 million, respectively. Performance guarantees associated with this contractual joint venture as of both September 30, 2015 and December 31, 2014 totaled Canadian $132.1 million (or approximately $99.2 million and $113.6 million, respectively), based on the full contract value of the project, for which Pacer is obligated on a joint and several basis with its other joint venture partner. In addition, from time to time, the Company may provide financing to this contractual joint venture. For the nine month period ended September 30, 2015, Pacer provided $8.2 million of financing to this contractual joint venture under financing arrangements. As of both September 30, 2015 and December 31, 2014, there were no additional amounts committed by Pacer to this contractual joint venture under such financing arrangements.
The equity method investment obligations identified in the table above represent investments in entities that provide civil construction services. As a result of the ongoing review of the acquired net assets of Pacer, the Company determined that the initial fair value assigned to these investments was in excess of their fair value and that it would cease participation in the operations of these equity method investments in 2015 upon completion of the existing projects. Subsequent to the acquisition date, the Company recorded a $49 million reduction to the acquisition date value of Pacer’s equity method investments to reflect their expected fair values as determined based on their expected net cash outflows, including the wind-down of its investments. For the three and nine month periods ended September 30, 2015, revenue recognized by the Company on behalf of these entities totaled $1.6 million and $3.1 million, respectively, of which $1.6 million was outstanding as of September 30, 2015. There are performance guarantees associated with these entities of a gross amount of approximately $30.7 million and $61.2 million as of September 30, 2015 and December 31, 2014, respectively, based on the full contract value of certain projects, for which Pacer is obligated on a joint and several basis with the other shareholders. As of September 30, 2015, all construction projects associated with these equity method investees were substantially complete. As of September 30, 2015 and December 31, 2014, excluding the receivership arrangements discussed below, there were approximately $2.2 million and $3.0 million, respectively, of other financial guarantees associated with these investments, for which Pacer is obligated on a joint and several basis, the durations of which correspond to those of the guaranteed transactions or borrowings. The Company believes these obligations and guarantees represent variable interests; however, Pacer does not have the power to control the primary activities of, nor is it the primary beneficiary of, these investments. In addition, from time to time, the Company may provide financing to its equity method investees. Pacer provided $10.2 million of such financing to its equity investees during the nine month period ended September 30, 2015, $8.6 million of which was reflected within Pacer’s net equity method investment obligations as of the date of acquisition.

As of both September 30, 2015 and December 31, 2014, there were no additional amounts committed by Pacer to these entities under such financing arrangements.
In March 2015, as part of the initiative to wind down operations of one of its equity method investees, Pacer became the secured creditor thereof by purchasing the outstanding revolving credit facility of this investee for approximately $20.8 million in order to satisfy its obligations pursuant to a financial guarantee to the investee’s lender. This payment is included within Pacer’s net equity method investment obligations as of the date of acquisition in the table above, and as of December 31, 2014, approximately $22.6 million was included within other current liabilities in the Company’s consolidated balance sheet related to this financial guarantee. Subsequent to Pacer’s purchase of the outstanding credit facility, a receivership order was granted to assist with the orderly wind-down of the investee’s operations. As part of the receivership proceedings, Pacer committed to provide the receiver financing of up to Canadian $78.0 million (or approximately $58.6 million as of September 30, 2015), and through September 30, 2015, approximately $38.3 million of this financing commitment had been paid. During the third quarter of 2015, the receiver repaid the Company approximately $12.8 million of the $38.3 million advanced to receiver, and the remaining balance of $23.1 million, based on currency exchange rates as of September 30, 2015, was recorded within prepaid expenses and other current assets in the condensed unaudited consolidated balance sheet. Pacer does not expect to advance additional amounts to the receiver, and, based on operational estimates from the receiver, the Company believes Pacer will be repaid the remaining amounts advanced under the receivership financing commitment within the next twelve months, with a substantial portion expected to be collected in the fourth quarter of 2015. Additionally, in September 2015, a separate equity method investee of Pacer entered into a receivership arrangement to facilitate the wind-down of its operations. As of September 30, 2015, Pacer expected to receive the remaining net assets related to this investee, which total less than $1.0 million, within the next twelve months.
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
The contingent consideration included in the table above equals 25% of the excess, if any, of Pacer’s earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) above certain thresholds for a five-year period, as set forth in the purchase agreement, and is payable annually in Canadian dollars. The fair value of the earn-out liability was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement is estimated to be between Canadian $0 and $71 million, or approximately $0 and $54 million as of September 30, 2015; however, there is no maximum earn-out payment amount. As is customary for purchase agreements in the industry, the earn-out agreement contains certain right of offset provisions, under which the Company may, under certain circumstances, offset against the earn-out liability working capital adjustments, indemnification claims and similar items owed from the former owners of the entity.
Other 2014 Acquisitions
Effective April 1, 2014, MasTec acquired 100% of a telecommunications services firm, specializing in the installation of in-home security systems, for an aggregate purchase price composed of approximately $16.3 million in cash, as adjusted for the final net working capital, and a five year earn-out, valued at $0.6 million as of September 30, 2015. Additionally, effective January 1, 2014, MasTec acquired 100% of a telecommunications services firm, specializing in the engineering, installation, furnishing and integration of telecommunications equipment, for an aggregate purchase price composed of approximately $23.8 million in cash and a five year earn-out, valued at $8.7 million as of September 30, 2015. These companies are included in MasTec’s Communications segment.

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
The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of MasTec to include the historical results of the acquired businesses described above and was then adjusted (i) to remove acquisition costs, including certain acquisition integration costs; (ii) to increase amortization expense resulting from the incremental intangible assets acquired; (iii) to increase interest expense as a result of the cash consideration paid; (iv) to remove integration-related employee redundancy costs; and (v) to reduce interest expense from debt repaid upon acquisition of the respective businesses. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from these acquisitions.

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Unaudited pro forma financial information (in millions):
Revenue	$1,423.5	$3,854.0
Net income from continuing operations	$50.6	$100.2

Results of Businesses Acquired
Revenue and net income (loss) from continuing operations resulting from the year-over-year incremental impact of acquired businesses, which are included within the Company’s condensed unaudited consolidated results of operations for the periods indicated, were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Actual of acquirees (year-over-year impact):		As Restated		As Restated
Revenue	$69.2	$133.2	$301.5	$342.5
Net income (loss) from continuing operations (a)	$0.2	$2.3	$(13.4)	$4.3

(a)
Acquiree net income (loss) from continuing operations for the nine month period ended September 30, 2015 includes approximately $9.3 million of pre-tax acquisition integration costs incurred in connection with the WesTower acquisition, and for the three and nine month periods ended September 30, 2015, includes project losses of $2.8 million and $8.3 million, respectively, associated with the Company’s proportionate interest in a non-controlled Canadian joint venture. Other acquisition-related costs, including certain acquisition integration costs totaling $1.9 million and $10.3 million for the three and nine month periods ended September 30, 2015, respectively, and $0.5 million and $2.0 million for the three and nine month periods ended September 30, 2014, respectively, are not included in the above presented acquiree results for the respective periods. The above results also do not include interest expense associated with consideration paid for these acquisitions.

Note 4 - Goodwill and Other Intangible Assets
The following table provides details of goodwill by reportable segment (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Balance as of September 30, 2015	$418.5	$378.8	$149.9	$117.6	$1,064.8
Currency translation losses related to goodwill totaled $18.5 million and $4.7 million for the nine month periods ended September 30, 2015 and 2014, respectively. For the nine month period ended September 30, 2015, there were no additions to goodwill from new business combinations, and additions to goodwill from accruals of acquisition-related contingent consideration totaled $0.8 million. Additions to goodwill for the nine month period ended September 30, 2014 from new business combinations totaled $134.2 million, and additions to goodwill from accruals of acquisition-related contingent consideration totaled $4.6 million.

The following table provides a reconciliation of changes in other intangible assets for the period indicated (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross carrying amount as of December 31, 2014	$34.8	$93.3	$199.8	$26.3	$354.2
Accumulated amortization			(90.3)	(13.5)	(103.8)
Other intangible assets, net, as of December 31, 2014	$34.8	$93.3	$109.5	$12.8	$250.4
Amortization expense			(20.1)	(1.4)	(21.5)
Currency translation adjustments	—	(7.9)	(1.8)	(0.4)	(10.1)
Other intangible assets, net, as of September 30, 2015	$34.8	$85.4	$87.6	$11.0	$218.8

(a)	Consists principally of trade names and non-compete agreements.
Amortization expense associated with intangible assets for the three month periods ended September 30, 2015 and 2014 totaled $6.9 million and $6.6 million, respectively, and for the nine month periods ended September 30, 2015 and 2014, totaled $21.5 million and $17.0 million, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2015 and December 31, 2014, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration liabilities, which represent the estimated fair value of additional future earn-outs payable for acquisitions of businesses (“ASC 805 contingent consideration”), in accordance with U.S. GAAP. The fair value of ASC 805 contingent consideration is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and is evaluated on an ongoing basis. As of September 30, 2015 and December 31, 2014, the fair value of the Company’s ASC 805 contingent consideration totaled $94.0 million and $146.1 million, respectively.
There were no additions to ASC 805 contingent consideration from new business combinations for the three month periods ended September 30, 2015 or 2014, or for the nine month period ended September 30, 2015. Additions from new business combinations were $33.6 million for the nine month period ended September 30, 2014. The Company paid approximately $5.5 million, $37.7 million, $1.3 million and $48.3 million, respectively, in connection with ASC 805 contingent consideration for the three and nine month periods ended September 30, 2015 and 2014. For the three and nine month periods ended September 30, 2015, the Company recognized net reductions of $4.4 million and $8.0 million, respectively, of ASC 805 contingent consideration, which related primarily to finalization of earn-out arrangements in the Oil and Gas, Electrical Transmission and Communications segments, and were recorded within other expense (income), net, in the condensed unaudited consolidated statements of operations. Foreign currency translation gains associated with ASC 805 contingent consideration for the three and nine month periods ended September 30, 2015 and 2014 were $2.8 million, $6.4 million, $2.9 million and $2.5 million, respectively.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which remeasurement occurs in the event of an impairment or other measurement event, if applicable, include items such as cost and equity method investments, life insurance assets, long-lived assets, goodwill, other intangible assets and liabilities, including off-market contracts and debt. As of both September 30, 2015 and December 31, 2014, the carrying amount of the Company’s 4.875% senior notes due 2023 (the “4.875% Senior Notes”) totaled $400 million. As of September 30, 2015 and December 31, 2014, the estimated fair value of the Company’s 4.875% Senior Notes, based on quoted market prices in active markets, a Level 1 input, totaled $332.0 million and $375.0 million, respectively.
Cost and Equity Method Investments. The aggregate carrying value of the Company’s cost and equity method investment assets, including long-term receivables from investees and contractual joint ventures, totaled approximately $68.0 million and $17.7 million as of September 30, 2015 and December 31, 2014, respectively. In June 2015, MasTec invested $6 million, and committed to future equity contributions and/or loan guarantees of up to an additional $78 million, for a 33% equity interest in two joint ventures. As of September 30, 2015, the Company had invested $51 million in these joint ventures and expects to satisfy its remaining commitments in the fourth quarter of 2015. From time to time, MasTec may elect to advance additional amounts above its commitments to fund temporary capital requirements. The joint ventures were formed to design, build, own and operate a header system and two pipelines that will transport natural gas.  A subsidiary of MasTec will construct the pipelines, with construction expected to commence in 2016.  Each pipeline is planned to interconnect at the United States/Mexico border with pipelines currently under development and construction in Mexico.
The fair values of the Company’s cost and equity method investments are not readily available. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost and/or equity method investments as of September 30, 2015 or December 31, 2014.
Note 6 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	September 30, 2015	December 31, 2014
Contract billings	$512.3	$669.7
Retainage	164.0	162.2
Costs and earnings in excess of billings	356.0	485.6
Accounts receivable, gross	$1,032.3	$1,317.5
Less allowance for doubtful accounts	(8.6)	(13.9)
Accounts receivable, net	$1,023.7	$1,303.6

Retainage, which has been billed, but is not due until the Company’s completion of performance and acceptance by customers, is generally expected to be collected within one year. Receivables expected to be collected beyond one year are recorded within other long-term assets. Provisions for doubtful accounts for the three month periods ended September 30, 2015 and 2014 totaled $1.4 million and $0.3 million, respectively, and for the nine month periods ended September 30, 2015 and 2014 totaled $2.2 million and $1.1 million, respectively. The provision for doubtful accounts for the nine month period ended September 30, 2014 included a reversal of $0.5 million to eliminate a reserve that was not required and should have been reversed in a prior year. Based on materiality considerations, this item was recognized in 2014.

During 2014, the Company entered into a non-recourse financing arrangement, under which certain receivables are purchased by the customer’s bank for a nominal fee. This arrangement improved the collection cycle time of the related receivables, the effect of which amounted to cash collections of approximately $29 million for the nine month period ended September 30, 2015. Cash collected from this arrangement is reflected within cash provided by operating activities. The discount charge amounted to $1.1 million for the nine month period ended September 30, 2015 and is included within interest expense in the consolidated statements of operations.
Note 7 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	September 30, 2015	December 31, 2014
Land	$4.6	$4.6
Buildings and leasehold improvements	21.0	19.9
Machinery and equipment	966.6	926.1
Office furniture and equipment	135.6	126.1
Construction in progress	10.8	12.0
Total property and equipment	$1,138.6	$1,088.7
Less accumulated depreciation and amortization	(551.6)	(465.6)
Property and equipment, net	$587.0	$623.1
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $100.4 million and $92.7 million as of September 30, 2015 and December 31, 2014, respectively. Capitalized internal-use software, net of accumulated amortization, totaled

$35.3 million and $33.6 million as of September 30, 2015 and December 31, 2014, respectively. Depreciation and amortization expense associated with property and equipment for the three month periods ended September 30, 2015 and 2014 totaled $35.3 million and $35.2 million, respectively, and totaled $106.6 million and $95.0 million for the nine month periods ended September 30, 2015 and 2014, respectively.
Note 8 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2015	December 31, 2014
Senior secured credit facility:
Revolving loans	October 29, 2018	$349.3	$282.7
Term loan	November 21, 2019	250.0	250.0
4.875% senior notes	March 15, 2023	400.0	400.0
Other credit facilities	Varies	9.5	1.2
Capital lease obligations, weighted average interest rate of 2.8%	In installments through June 13, 2021	148.1	176.5
Notes payable, equipment, weighted average interest rate of 2.7%	In installments through June 30, 2018	20.5	24.4
Total debt		$1,177.4	$1,134.8
Less current maturities		(78.8)	(73.6)
Long-term debt		$1,098.6	$1,061.2
Senior Secured Credit Facility
The Company has a senior secured credit facility, referred to as the Credit Facility. Under the Credit Facility, aggregate borrowing commitments total $1.25 billion, composed of $1.0 billion of revolving commitments and a term loan in the aggregate principal amount of $250 million (the “Term Loan”). The Credit Facility provides the ability to borrow in either Mexican pesos or Canadian dollars, up to an aggregate equivalent amount of $200 million. Revolving commitments under the Credit Facility mature on October 29, 2018, and the Term Loan matures on November 21, 2019. The Term Loan is subject to amortization in quarterly principal installments of $3.1 million, subject to reduction as a result of the application of certain prepayments in accordance with the terms of the Credit Facility, commencing as of the quarter ending March 31, 2016 and continuing for each fiscal quarter thereafter. The maximum amount available for letters of credit under the Credit Facility is $450 million, of which up to $100 million can be denominated in either Mexican pesos or Canadian dollars. The Credit Facility also provides for swing line loans of up to $75 million. Under the Credit Facility, the Company has the option to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of $250 million. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity, joint venture and other investments, the repurchase or prepayment of indebtedness and share repurchases under authorized share repurchase programs. Deferred financing costs associated with the Credit Facility, including the Term Loan, totaled $7.0 million and $6.9 million, net of accumulated amortization as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015 and December 31, 2014, outstanding revolving loans under the Credit Facility accrued interest at weighted average rates of approximately 2.50% and 2.18% per annum, respectively, and the Term Loan accrued interest at a rate of 2.19% and 1.92% as of September 30, 2015 and December 31, 2014, respectively. Letters of credit of approximately $172.4 million and $153.6 million were issued as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, letter of credit fees accrued at 1% and 0.875% per annum, respectively, for performance standby letters of credit and at 2% and 1.75% per annum, respectively, for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2015 and December 31, 2014, borrowing capacity of $478.3 million and $563.7 million, respectively, was available for revolving loans, or up to $277.6 million and $296.4 million, respectively, for new letters of credit. The unused facility fee was 0.40% and 0.35% as of September 30, 2015 and December 31, 2014, respectively. The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”), and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 10 - Debt in the notes to the audited consolidated financial statements included in the 2014 Form 10-K. As of September 30, 2015 and December 31, 2014, MasTec was in compliance with the provisions and covenants of the Credit Facility.
In September 2015, the Company amended the terms of the Credit Facility (the “Amendment”) to provide additional short-term flexibility for potential borrowings. The Amendment provides for a maximum consolidated leverage ratio, as defined in the Credit Facility, of up to (i) 4.25 during the period commencing on September 30, 2015 and ending on September 29, 2016, (ii) 4.00 during the period commencing on September 30, 2016 and ending on December 30, 2016, and (iii) 3.50 thereafter. The Amendment also revised the calculation of Consolidated EBITDA, as defined, as of September 30, 2015 and December 31, 2015 to permit the Company to add back certain cash charges in addition to those previously prescribed. The Company paid consent fees of $1.3 million in connection with the Amendment, which were recorded within deferred financing costs in the third quarter of 2015.

Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are primarily denominated in Canadian dollars. Maximum borrowing capacity totaled Canadian $40.0 million and $45.0 million as of September 30, 2015 and December 31, 2014, respectively, or approximately $30.0 million and $38.7 million, respectively. Outstanding borrowings totaled approximately $9.5 million and $1.2 million as of September 30, 2015 and December 31, 2014, respectively. Outstanding borrowings accrued interest at a weighted average rate of 3.8% and 4.0% as of September 30, 2015 and December 31, 2014, respectively. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities are classified within long-term debt in the Company’s consolidated balance sheets. The Company’s other credit facilities are subject to customary provisions and covenants.
4.875% Senior Notes
The Company has $400 million outstanding principal amount of 4.875% Senior Notes, which are subject to certain provisions and covenants, as more fully described in Note 10 - Debt in the notes to the audited consolidated financial statements included in the 2014 Form 10-K, including a requirement to file with the Securities and Exchange Commission (the “SEC”) annual and quarterly reports. In connection with the delayed filing of the Company’s 2014 Form 10-K and its First Quarter 2015 Form 10-Q, the Company received a consent from the holders of the 4.875% Senior Notes (the “Note Holders”) that extended these reporting requirements to August 1, 2015, subject to a 60-day cure period. With the filing of its First Quarter 2015 Form 10-Q, the Company met the reporting requirements with respect to its 4.875% Senior Notes. The Company paid a 25 basis point fee, or $0.9 million, to its Note Holders, and a 20 basis point fee, or $0.8 million, to its solicitation agent in connection with this consent in 2015. The Note Holders’ fee and solicitation agent’s fee were recorded within deferred financing costs and interest expense, respectively.
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
MasTec was in compliance with the provisions and covenants contained in its outstanding debt instruments as of September 30, 2015 and December 31, 2014.
Additional Information
For detailed discussion and additional information pertaining to the Company’s debt instruments, see Note 10 - Debt in the notes to the Company’s audited consolidated financial statements included in its 2014 Form 10-K.
Interest Expense, Net
The following table provides details of interest expense, net, for the periods indicated (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense:
Contractual and other interest expense (a)	$11.3	$11.3	$34.3	$31.6
Accretion of senior convertible note discount	—	0.6	—	3.4
Amortization of deferred financing costs	0.7	0.8	2.0	2.7
Total interest expense	$12.0	$12.7	$36.3	$37.7
Interest income	(0.0)	(0.1)	(0.5)	(0.1)
Interest expense, net	$12.0	$12.6	$35.8	$37.6

(a)
Contractual and other interest expense for the nine month period ended September 30, 2015 includes $0.8 million of consent solicitation agent fees that were incurred in the second quarter of 2015 related to the delay in filing of the Company’s 2014 Form 10-K and its First Quarter 2015 Form 10-Q, as well as $1.1 million of discount fees related to financing arrangements.

As of September 30, 2015 and December 31, 2014, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $2.7 million and $7.4 million, respectively.
Note 9 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide financing for machinery and equipment, which expire on various dates. The gross amount of assets held under capital leases as of September 30, 2015 and December 31, 2014, which are included within property and equipment, net, in the consolidated balance sheets, totaled $301.5 million and $281.6 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $212.5 million and $217.8 million as of September 30, 2015 and December 31, 2014, respectively.

Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. Rent expense relating to operating leases that have non-cancelable terms in excess of one year totaled approximately $20.5 million and $18.1 million for the three month periods ended September 30, 2015 and 2014, respectively, and totaled $59.9 million and $51.5 million for the nine month periods ended September 30, 2015 and 2014, respectively. The Company also incurred expenses relating to facilities, vehicles and equipment having original terms of one year or less totaling approximately $51.4 million and $54.5 million for the three month periods ended September 30, 2015 and 2014, respectively, and totaling $148.5 million and $142.6 million for the nine month periods ended September 30, 2015 and 2014, respectively.
Note 10 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which stock options, restricted stock awards and restricted stock units are reserved for issuance. Under all stock-based compensation plans in effect as of September 30, 2015, there were approximately 5,378,000 shares available for future grant.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”), which are valued based on the closing share price of MasTec common stock on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of September 30, 2015 was approximately $16.8 million, which is expected to be recognized over a weighted average period of approximately 1.6 years. The intrinsic value, or fair value, of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.2 million and $1.1 million for the three month periods ended September 30, 2015 and 2014, respectively, and totaled $3.7 million and $7.1 million for the nine month periods ended September 30, 2015 and 2014, respectively.

Activity, restricted shares:	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2014	1,414,645	$25.32
Granted	87,690	18.40
Vested	(199,235)	18.22
Canceled/forfeited	(17,774)	28.42
Non-vested restricted shares, as of September 30, 2015	1,285,326	$25.90
Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. All outstanding stock options are fully vested.

Activity, stock options:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (a) (in millions)
Options outstanding and exercisable as of December 31, 2014	284,671	$12.06	1.29	$3.0
Exercised	(71,971)	9.00
Options outstanding and exercisable as of September 30, 2015	212,700	$13.10	0.79	$0.6

(a)
Amount represents the difference between the exercise price and the closing share price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The intrinsic value of options exercised, which is based on the difference between the exercise price and the closing market share price of the Company’s common stock on the date of exercise, totaled $0.7 million and $6.5 million for the nine month periods ended September 30, 2015 and 2014, respectively. Proceeds from options exercised during the nine month periods ended September 30, 2015 and 2014 totaled $0.4 million and $0.8 million, respectively.
Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively “ESPPs”) under which shares of the Company's common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Nine Months Ended September 30,
	2015	2014
Cash proceeds (in millions)	$1.3	$2.5
Common shares issued	86,687	94,761
Weighted average price per share	$15.33	$26.60
Weighted average per share grant date fair value	$4.20	$6.34

Due to the delay in filing of the Company’s 2014 Form 10-K, contributions to the ESPPs were temporarily suspended in the second quarter of 2015. Contributions resumed in the third quarter of 2015.
Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax benefits for the periods indicated were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Non-cash stock-based compensation expense	$3.2	$4.1	$9.5	$11.6
Income Tax Effects:
Income tax benefit from non-cash stock-based compensation	$1.2	$1.8	$3.7	$8.4
Excess tax benefit from non-cash stock-based compensation (a)	$0.0	$0.1	$0.1	$3.5

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

	Multi-Employer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Post-Retirement Benefit	Total
For the Three Months Ended September 30:
2015	1,689	2,463	$7.4	$2.2	$9.6
2014	2,029	2,167	$11.6	$1.1	$12.7
For the Nine Months Ended September 30:
2015	590	2,463	$20.0	$6.6	$26.6
2014	1,098	2,167	$27.3	$2.5	$29.8

Note 12 – Equity
Share Activity
During the fourth quarter of 2014, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2014 Share Repurchase Program”), which provided the Company the ability to repurchase shares of its common stock from time to time in open market transactions or in privately-negotiated transactions, in accordance with applicable securities laws. Repurchased shares are held in the Company’s treasury. During the first half of 2015, the Company repurchased 5.2 million shares of its common stock for an aggregate purchase price of $100 million, which completed the 2014 Share Repurchase Program.

Share Activity (in thousands):	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2014	84,739	2,876
Shares issued:
Stock option exercises	72
Restricted share awards	199
Common stock repurchases	(5,218)	5,218
Other, net	65
Balance as of September 30, 2015	79,857	8,094
Accumulated Other Comprehensive Loss
Accumulated other comprehensive losses totaled $66.1 million and $34.0 million as of September 30, 2015 and December 31, 2014, respectively. For the three and nine month periods ended September 30, 2015, unrealized foreign currency translation losses totaled $13.3 million and $32.1 million, respectively. For the three and nine month periods ended September 30, 2014, unrealized foreign currency translation losses totaled $13.0 million and $10.6 million, respectively. Unrealized foreign currency gains and losses relate primarily to fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar. Foreign currency activity, which has grown in recent years due to acquisitions, is related primarily to the Company’s Canadian operations.
Note 13 - Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the nine month period ended September 30, 2015, the Company incurred $2.6 million of income tax expense in connection with the non-recurring cumulative revaluation of certain deferred tax liabilities pursuant to an Alberta provincial income tax law that was enacted as of June 29, 2015. As of September 30, 2015, the Company had $26.9 million of current deferred tax assets, net, and $186.6 million of long-term deferred tax liabilities, net. As of December 31, 2014, current deferred tax assets, net, totaled $31.7 million and long-term deferred tax liabilities, net, totaled $203.5 million.
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
For the three and nine month periods ended September 30, 2015: (i) Communications segment EBITDA included $1.2 million and $17.8 million, respectively, of acquisition integration costs resulting from the WesTower acquisition; (ii) Electrical Transmission segment EBITDA included a $12.2 million charge relating to a court mandated mediation settlement; (iii) Other segment EBITDA included $2.8 million and $8.3 million, respectively, of project losses on a non-controlled proportionately consolidated Canadian joint venture; (iv) Corporate segment EBITDA included $4.1 million and $14.6 million, respectively, of Audit Committee independent investigation related costs; and (v) Power Generation and Industrial segment EBITDA included $3.8 million and $21.4 million, respectively, of losses on a Canadian wind project.

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:		As Restated		As Restated
Communications (a)	$513.3	$505.2	$1,452.1	$1,480.4
Oil and Gas	406.9	554.4	1,144.2	1,299.3
Electrical Transmission	75.9	138.4	270.2	329.1
Power Generation and Industrial	115.0	114.3	302.3	263.1
Other	3.8	4.1	17.2	10.6
Eliminations	(3.9)	(0.9)	(5.1)	(2.0)
Consolidated revenue	$1,111.0	$1,315.5	$3,180.9	$3,380.5

(a)
Revenue generated by utilities customers represented 11.2% and 7.6% of Communications segment revenue for the three month periods ended September 30, 2015 and 2014, respectively, and represented 10.5% and 7.0% for the nine month periods ended September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
EBITDA - Continuing Operations:		As Restated		As Restated
Communications	$49.7	$52.5	$141.8	$153.7
Oil and Gas	51.0	73.4	113.9	144.2
Electrical Transmission	(23.7)	18.5	(47.6)	35.1
Power Generation and Industrial	4.8	4.9	3.9	9.4
Other	(2.0)	(0.7)	(7.1)	(0.1)
Corporate	(12.0)	(14.4)	(40.5)	(38.7)
Consolidated EBITDA - Continuing operations	$67.8	$134.2	$164.4	$303.6

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Depreciation and Amortization:	2015	2014	2015	2014
Communications	$13.2	$10.1	$37.6	$30.1
Oil and Gas	20.0	23.3	64.3	61.3
Electrical Transmission	5.5	5.2	16.0	11.9
Power Generation and Industrial	1.7	1.7	5.0	4.8
Other	0.0	0.0	0.1	0.0
Corporate	1.8	1.4	5.0	3.9
Consolidated depreciation and amortization	$42.2	$41.7	$128.0	$112.0

The following table presents a reconciliation of EBITDA to consolidated income from continuing operations before income taxes (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
EBITDA Reconciliation:		As Restated		As Restated
EBITDA - Continuing operations	$67.8	$134.2	$164.4	$303.6
Less:
Interest expense, net	(12.0)	(12.6)	(35.8)	(37.6)
Depreciation and amortization	(42.2)	(41.7)	(128.0)	(112.0)
Income from continuing operations before income taxes	$13.6	$79.8	$0.5	$154.0
Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, as well as in Mexico and in other countries in Latin America. For the three month periods ended September 30, 2015 and 2014, revenue of $1.0 billion and $1.1 billion, respectively, was derived from U.S. operations, and revenue of $115.2 million and $219.7 million, respectively, was derived from foreign operations, primarily in Canada. For the nine month periods ended September 30, 2015 and 2014, revenue of $2.7 billion and $2.9 billion, respectively, was derived from U.S. operations, and revenue of $451.2 million and $460.3 million, respectively, was derived from foreign operations, primarily in Canada. The majority of the Company’s foreign operations during the three and nine month periods ended September 30, 2015 and 2014 were in the Company’s Oil and Gas segment. Long-lived assets held in the United States included property and equipment, net, of $482.4 million and $494.1 million as of September 30, 2015 and December 31, 2014, respectively. Long-lived assets held in foreign countries, primarily in Canada, included property and equipment, net, of $104.6 million and $129.0 million as of September 30, 2015 and December 31, 2014, respectively. As of both September 30, 2015 and December 31, 2014 intangible assets and goodwill, net, totaled approximately $1.1 billion related to the Company’s U.S. operations. Intangible assets and goodwill, net, of approximately $193.9 million and $227.7 million as of September 30, 2015 and December 31, 2014, respectively, related to businesses in foreign countries, primarily in Canada. Foreign customers accounted for approximately 16% and 20% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less billings in excess of costs and earnings, as of September 30, 2015 and December 31, 2014, respectively.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Customer:		As Restated		As Restated
AT&T (including DIRECTV®) (a)(b)	31%	28%	31%	33%
Enbridge, Inc. (c)	0%	10%	1%	10%

(a)
The Company’s relationship with AT&T is based upon multiple separate master service agreements, other service agreements and construction/installation contracts for AT&T’s (i) wireless, (ii) wireline/fiber, (iii) home security and automation businesses, and (iv) for DIRECTV® services, is based upon an agreement to provide installation and maintenance services. Revenue from AT&T is included in the Communications segment.

(b)	DIRECTV® was acquired by AT&T in July 2015. Revenue from DIRECTV® is presented on a combined basis with AT&T for all periods.

(c)	The Company’s relationship with Enbridge, Inc. is based upon various construction contracts for natural gas pipelines. Revenue from Enbridge, Inc. is included in the Oil and Gas segment.
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

PPL. In October 2012, PPL Electric Utilities Corporation (“PPL”) and T&D Power, Inc., a MasTec, Inc. subsidiary (“T&D”), entered into a $206 million overhead transmission line construction contract (the “Contract”), pursuant to which T&D agreed to construct an approximately 100 mile transmission line in Pennsylvania. In September 2013, PPL issued a notice terminating the Contract for convenience. T&D then submitted termination invoices to recover certain pre-termination costs, overhead and profit, as well as termination-related demobilization costs, along with the applicable overhead and profit. PPL disputes these invoices. As a result of the dispute, T&D sued PPL in December 2013 in federal court in the Eastern District of Pennsylvania, and pursued claims in excess of $40 million for breach of contract, including PPL’s breach of its implied duty of good faith and fair dealing. After the parties completed discovery, in July 2015, PPL filed a motion for partial summary judgment, which was subsequently denied by the federal court. On October 5, 2015, trial proceedings commenced and during this process, the federal court required the parties to mediate, resulting in a settlement agreement in which the Company was awarded monies to be received in the fourth quarter of 2015. This settlement resulted in a charge of $12.2 million, related to the reduction of receivables associated with this contract. This charge was recorded within other expense of the Electrical Transmission segment in the third quarter of 2015.

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
In March 2015, the Authorities, the SunLight Entities and principals and Power Partners entered into separate settlement agreements. As part of the settlement, Power Partners received amounts that were substantially equal to the previously recorded amounts, and all of the parties executed mutual releases.
Wrigley v. MasTec, Inc. On May 7, 2015, a putative class action lawsuit (the “Lawsuit”), Wrigley v. MasTec, Inc., et. al. (Case No. 1:15-cv-21740) was filed in the United States District Court, Southern District of Florida, naming the Company, the Company’s Chief Executive Officer, José R. Mas, and the Company’s Chief Financial Officer, George L. Pita, as defendants. On August 5, 2015, co-lead plaintiffs were appointed, and an amended complaint was filed on October 13, 2015. The Lawsuit has been purportedly brought by a shareholder, both individually and on behalf of a putative class of shareholders, alleging violations of the federal securities laws arising from alleged false or misleading statements contained in, or alleged material omissions from, certain of the Company’s filings with the SEC and other statements, in each case with respect to accounting matters that are the subject of the Audit Committee’s independent internal investigation. The amended complaint seeks damages stemming from losses Plaintiffs claim to have suffered as a result of purchasing Company securities at an allegedly inflated market price. The Company believes that the Lawsuit is without merit and intends to vigorously defend against it; however, there can be no assurance that the Company will be successful in its defense.
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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2015 and December 31, 2014, there were $172.4 million and $153.6 million, respectively, of letters of credit issued under the Company’s Credit Facility. The Company is not aware of material claims relating to outstanding letters of credit as of September 30, 2015 or December 31, 2014.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2015, the estimated cost to complete projects secured by the Company’s $553.7 million in performance and payment bonds was $44.1 million. As of December 31, 2014, the estimated cost to complete projects secured by the Company’s $748.3 million in performance and payment bonds was $60.1 million. These amounts do not include performance and payment bonds associated with the Company’s equity method investments and contractual joint venture, which are separately disclosed in Note 3 - Acquisitions.

Investments in Affiliates and Other Entities. The Company holds an undivided interest in a contractual joint venture, which is not controlled by the Company and is managed by a third party, for the purpose of providing infrastructure construction services under a civil construction project. The contractual joint venture automatically terminates upon completion of the project. Losses incurred by the joint venture are generally shared proportionally by the joint venture members, with members of the joint venture jointly and severally liable for all of the obligations of the joint venture. The joint venture agreement provides that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partner fails or refuses to pay or perform its share of the obligations. As of September 30, 2015, the Company was not aware of circumstances that would reasonably lead to future claims against it for material amounts. From time to time, the Company may provide financing to its unconsolidated affiliates, including its equity method investees and/or contractual joint venture. See Note 3 - Acquisitions and Note 5 - Fair Value of Financial Instruments for discussion pertaining to certain of the Company’s cost and equity method investees and other investment arrangements, including funding provided and amounts committed.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of September 30, 2015 and December 31, 2014, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $74.0 million and $70.3 million, respectively, of which $43.9 million and $39.6 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets.

MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims as of September 30, 2015 and December 31, 2014 totaled $3.2 million and $4.4 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $74.2 million and $75.0 million as of September 30, 2015 and December 31, 2014, respectively. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets in the consolidated balance sheets, amounted to $1.3 million and $1.2 million for these policies as of September 30, 2015 and December 31, 2014, respectively. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $13.0 million as of both September 30, 2015 and December 31, 2014.
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
Based upon the information available to the Company from plan administrators as of September 30, 2015, several of the multi-employer pension plans in which it participates are underfunded and, as a result, the Company could be required to increase its contributions. Some of the Company’s subsidiaries have also been notified that certain plans to which they contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by the plans.
In November 2014, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily terminated its participation in several defined benefit multi-employer pension plans. No withdrawal liability was assessed as of the date of the Company’s termination of participation in these plans. There can be no assurance, however, that these plans, which were in critical status as of the date the Company terminated its participation, will not assess penalties in the future. Additionally, in November 2011, the Company, along with other members of the PLCA, voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan that is in critical status. In connection with this withdrawal, a $6.4 million withdrawal liability was established based on an estimate provided by the Central States administrator as of the date of withdrawal. The Company began paying installments towards this withdrawal liability in 2013, of which $3.3 million and $4.2 million was outstanding as of September 30, 2015 and December 31, 2014, respectively. The Company withdrew from Central States in order to mitigate its liability in connection with the plan; however, Central States has asserted that the PLCA members did not effectively withdraw in 2011 and are, therefore, responsible for a withdrawal liability that includes 2011 contribution amounts. By letter dated March 14, 2013, Central States demanded $11 million in withdrawal liability from the Company, which included 2011 contribution amounts. The Company is vigorously opposing this demand because it believes that it legally and effectively withdrew from Central States in November 2011. If Central States were to prevail in its assertion that the Company withdrew after that date, then the initial amount of the Company’s withdrawal liability would increase to approximately $11 million. This dispute over the proper withdrawal date was litigated in federal court. In September 2015, the withdrawal date dispute was resolved in the PLCA’s favor by the U.S. Court of Appeals for the Seventh Circuit in a decision finding that the PLCA members lawfully and effectively withdrew from Central States by and through their actions in 2011. If Central States or other plans from which the Company has withdrawn were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within the three-year period commencing with the beginning of the calendar year during which the Company effectively withdrew from the plan, there could be additional liability. Given the uncertain nature of the outcome of these factors, the ultimate withdrawal liability can only be estimated.

Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2015 and December 31, 2014, the Company was not aware of material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec has also issued performance and other guarantees in connection with its undivided interest in a contractual joint venture and certain of its equity investees. See Note 3 - Acquisitions and Note 5 - Fair Value of Financial Instruments for discussion of certain of the Company’s equity method investees and other investment arrangements, including related guarantees. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. MasTec has not historically accrued reserves for potential warranty claims as they have been immaterial.
Concentrations of Risk. In the third quarter of 2015, DIRECTV® was acquired by AT&T. Taking into consideration the July 2015 acquisition of DIRECTV® by AT&T, the Company had approximately 480 customers for the nine month period ended September 30, 2015. Revenue from DIRECTV® is presented on a combined basis with AT&T for all periods presented. As of September 30, 2015, one customer accounted for approximately 10% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less billings in excess of costs and earnings. As of December 31, 2014, one customer accounted for 19% of the Company’s consolidated net accounts receivable position. In addition, the Company derived 64% and 65% of revenue from its top ten customers for the three month periods ended September 30, 2015 and 2014, respectively, and derived 60% and 68% of revenue, respectively, from its top ten customers for the nine month periods ended September 30, 2015 and 2014.
Note 16 - Related Party Transactions
MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Cross Country Pipeline Supply, Inc. (“CCP”), in which the Company has a cost method investment of $15 million, resulting from its investment in CCP in 2013. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCP. Additionally, an entity owned by Jorge, José and Juan Carlos Mas is a minority shareholder of CCP. For the three month periods ended September 30, 2015 and 2014, MasTec paid CCP approximately $4.8 million and $1.9 million, respectively, for equipment rentals, leases and servicing. For the nine month periods ended September 30, 2015 and 2014, MasTec paid CCP approximately $7.5 million and $4.6 million, respectively, for equipment rentals, leases and servicing.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a minority interest. For both the three month periods ended September 30, 2015 and 2014, MasTec charged approximately $0.2 million to this customer. For the nine month periods ended September 30, 2015 and 2014, MasTec charged approximately $0.6 million and $0.5 million to this customer. As of both September 30, 2015 and December 31, 2014, outstanding receivables from employee leasing arrangements with this customer totaled $0.1 million. The Company also provides satellite communication services to this customer. For the three month periods ended September 30, 2015 and 2014, satellite communication revenue relating to this customer totaled approximately $0.2 million and $0.3 million, respectively. For the nine month periods ended September 30, 2015 and 2014, satellite communication revenues relating to this customer were approximately $0.7 million and $0.8 million, respectively. As of September 30, 2015 and December 31, 2014, outstanding receivables from this customer for satellite communication services totaled approximately $0.3 million and $0.5 million, respectively.
Split Dollar Agreements
MasTec has a split dollar agreement with José R. Mas, which became effective in August 2014 and replaced a prior split dollar and deferred bonus agreement. For the three month period ended September 30, 2015, the Company made no payments in connection with this agreement. For the nine month period ended September 30, 2015, the Company paid $0.7 million in connection with the split dollar agreement. For the three month period ended September 30, 2014, the Company paid approximately $0.7 million in connection with the split dollar agreement for José R. Mas, and for the nine month period ended September 30, 2014 the Company received approximately $0.1 million in proceeds from policies surrendered, net of premiums paid, in connection with the prior split dollar and deferred bonus agreements for José R. Mas. MasTec also has a split dollar agreement with Jorge Mas. The Company paid approximately $0.6 million and $1.1 million in connection with this agreement for the three and nine month periods ended September 30, 2015, respectively, and paid approximately $0.6 million and $1.1 million in connection with this agreement for the three and nine month periods ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, life insurance assets associated with these agreements totaled $13.0 million and $11.1 million respectively, and were included within other long-term assets in the consolidated balance sheets. For additional information regarding the split dollar agreements with José and Jorge Mas, see Note 18 - Related Party Transactions in the notes to the 2014 Form 10-K.
Note 17 – Supplemental Guarantor Condensed Unaudited Consolidating Financial Information
The 4.875% Senior Notes are, and the 2011 Convertible Notes and 2009 Convertible Notes through the dates of their maturity in 2014, were, fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”). The Company’s subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee any of these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary, if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee), or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.

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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Three Months Ended September 30, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$963.7	$149.9	$(2.6)	$1,111.0
Costs of revenue, excluding depreciation and amortization	—	841.9	133.4	(2.6)	972.7
Depreciation and amortization	—	33.2	9.0	—	42.2
General and administrative expenses	0.7	57.0	6.1	—	63.8
Interest expense (income), net	—	27.7	(15.7)	—	12.0
Other expense, net	—	6.0	0.7	—	6.7
(Loss) income from continuing operations before income taxes	$(0.7)	$(2.1)	$16.4	$—	$13.6
Benefit from (provision for) income taxes	0.3	1.3	(7.8)	—	(6.2)
Net (loss) income from continuing operations	$(0.4)	$(0.8)	$8.6	$—	$7.4
Equity in income from subsidiaries, net of tax	8.0	—	—	(8.0)	—
Net income (loss)	$7.6	$(0.8)	$8.6	$(8.0)	$7.4
Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to MasTec, Inc.	$7.6	$(0.8)	$8.8	$(8.0)	$7.6
Comprehensive (loss) income	$(5.7)	$(0.8)	$(4.8)	$5.4	$(5.9)

For the Three Months Ended September 30, 2014 (As Restated)	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,050.5	$267.0	$(2.0)	$1,315.5
Costs of revenue, excluding depreciation and amortization	—	893.0	231.9	(2.0)	1,122.9
Depreciation and amortization	—	30.8	10.9	—	41.7
General and administrative expenses	0.6	50.8	8.5	—	59.9
Interest expense, net	—	11.5	1.1	—	12.6
Other (income) expense, net	—	(1.7)	0.3	—	(1.4)
(Loss) income from continuing operations before income taxes	$(0.6)	$66.1	$14.3	$—	$79.8
Benefit from (provision for) income taxes	0.2	(24.2)	(6.4)	—	(30.3)
Net (loss) income from continuing operations	$(0.4)	$41.9	$7.9	$—	$49.4
Net loss from discontinued operations	—	—	(0.3)	—	(0.3)
Equity in income from subsidiaries, net of tax	49.3	—	—	(49.3)	—
Net income (loss)	$48.9	$41.9	$7.6	$(49.3)	$49.1
Net income attributable to non-controlling interests	—	—	0.1	—	0.1
Net income (loss) attributable to MasTec, Inc.	$48.9	$41.9	$7.5	$(49.3)	$49.0
Comprehensive income (loss)	$36.0	$41.9	$(5.3)	$(36.4)	$36.2

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Nine Months Ended September 30, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,657.9	$530.2	$(7.2)	$3,180.9
Costs of revenue, excluding depreciation and amortization	—	2,309.4	502.9	(7.2)	2,805.1
Depreciation and amortization	—	98.1	29.9	—	128.0
General and administrative expenses	1.9	184.9	20.3	—	207.1
Interest expense (income), net	—	82.9	(47.1)	—	35.8
Other expense, net	—	0.4	4.0	—	4.4
(Loss) income from continuing operations before income taxes	$(1.9)	$(17.8)	$20.2	$—	$0.5
Benefit from (provision for) income taxes	0.8	7.9	(12.0)	—	(3.3)
Net loss (income) from continuing operations	$(1.1)	$(9.9)	$8.2	$—	$(2.8)
Equity in loss from subsidiaries, net of tax	(1.3)	—	—	1.3	—
Net (loss) income	$(2.4)	$(9.9)	$8.2	$1.3	$(2.8)
Net loss attributable to non-controlling interests	—	—	(0.5)	—	(0.5)
Net (loss) income attributable to MasTec, Inc.	$(2.4)	$(9.9)	$8.7	$1.3	$(2.3)
Comprehensive (loss) income	$(34.4)	$(9.9)	$(23.7)	$33.3	$(34.8)

For the Nine Months Ended September 30, 2014 (As Restated)	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,802.3	$580.3	$(2.1)	$3,380.5
Costs of revenue, excluding depreciation and amortization	—	2,402.6	514.4	(2.1)	2,914.9
Depreciation and amortization	—	88.4	23.6	—	112.0
General and administrative expenses	1.8	146.7	19.0	—	167.5
Interest expense, net	—	35.6	2.0	—	37.6
Other (income) expense, net	—	(5.9)	0.4	—	(5.5)
(Loss) income from continuing operations before income taxes	$(1.8)	$134.9	$20.9	$—	$154.0
Benefit from (provision for) income taxes	0.7	(52.0)	(7.3)	—	(58.6)
Net (loss) income from continuing operations	$(1.1)	$82.9	$13.6	$—	$95.4
Net loss from discontinued operations	—	—	(0.5)	—	(0.5)
Equity in income from subsidiaries, net of tax	95.9	—	—	(95.9)	—
Net income (loss)	$94.8	$82.9	$13.1	$(95.9)	$94.9
Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to MasTec, Inc.	$94.8	$82.9	$13.2	$(95.9)	$94.8
Comprehensive income (loss)	$84.2	$83.0	$2.4	$(85.3)	$84.2

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of September 30, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$1,007.7	$230.6	$—	$1,238.3
Property and equipment, net	—	464.9	122.1	—	587.0
Goodwill and other intangible assets, net	—	1,055.6	228.0	—	1,283.6
Investments in and advances to consolidated affiliates, net	2,036.4	95.7	1,083.8	(3,215.9)	—
Other long-term assets	9.3	38.7	88.9	—	136.9
Total assets	$2,045.7	$2,662.6	$1,753.4	$(3,215.9)	$3,245.8
Liabilities and equity
Total current liabilities	$—	$666.6	$120.8	$—	$787.4
Long-term debt	—	1,068.1	30.5	—	1,098.6
Other long-term liabilities	—	227.4	107.9	—	335.3
Total liabilities	$—	$1,962.1	$259.2	$—	$2,221.3
Total equity	$2,045.7	$700.5	$1,494.2	$(3,215.9)	$1,024.5
Total liabilities and equity	$2,045.7	$2,662.6	$1,753.4	$(3,215.9)	$3,245.8

As of December 31, 2014	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$1,249.6	$282.2	$—	$1,531.8
Property and equipment, net	—	472.6	150.5	—	623.1
Goodwill and other intangible assets, net	—	1,068.3	264.5	—	1,332.8
Investments in and advances to consolidated affiliates, net	2,108.4	—	1,097.0	(3,205.4)	—
Other long-term assets	9.3	28.7	38.3	—	76.3
Total assets	$2,117.7	$2,819.2	$1,832.5	$(3,205.4)	$3,564.0
Liabilities and equity
Total current liabilities	$—	$777.4	$203.4	$—	$980.8
Long-term debt	—	1,027.3	33.9	—	1,061.2
Advances from consolidated affiliates, net	—	70.7	—	(70.7)	—
Other long-term liabilities	—	239.3	134.6	—	373.9
Total liabilities	$—	$2,114.7	$371.9	$(70.7)	$2,415.9
Total equity	$2,117.7	$704.5	$1,460.6	$(3,134.7)	$1,148.1
Total liabilities and equity	$2,117.7	$2,819.2	$1,832.5	$(3,205.4)	$3,564.0

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Nine Months Ended September 30, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(1.1)	$317.0	$(55.3)	$—	$260.6
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(0.1)	—	—	(0.1)
Capital expenditures	—	(58.2)	(12.6)	—	(70.8)
Proceeds from sale of property and equipment	—	8.4	1.4	—	9.8
Payments for investments, net	—	(109.3)	—	—	(109.3)
Net cash used in investing activities	$—	$(159.2)	$(11.2)	$—	$(170.5)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	—	827.1	502.5	—	1,329.6
Repayments of credit facilities	—	(747.8)	(492.3)	—	(1,240.1)
Repayments of other borrowings and capital lease obligations	—	(36.4)	(14.9)	—	(51.3)
Repurchase of common stock	(100.0)	—	—	—	(100.0)
Proceeds from stock-based awards, net of tax withholdings	2.1	(0.4)	—	—	1.7
Excess tax benefits from stock-based compensation	—	0.1	—	—	0.1
Payments of acquisition-related contingent consideration	—	(37.3)	(7.5)	—	(44.8)
Payments of financing costs	—	(2.4)	—	—	(2.4)
Net financing activities and advances from (to) consolidated affiliates	99.0	(169.2)	70.2	—	—
Net cash provided by (used in) financing activities	$1.1	$(166.3)	$58.0	$—	$(107.2)
Effect of currency translation on cash	—	—	0.1	—	0.1
Net decrease in cash and cash equivalents	$—	$(8.5)	$(8.4)	$—	$(16.9)
Cash and cash equivalents - beginning of period	—	18.5	5.6	—	24.1
Cash and cash equivalents - end of period	$—	$10.0	$(2.8)	$—	$7.2

For the Nine Months Ended September 30, 2014 (As Restated)	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(0.9)	$41.1	$40.8	$—	$81.0
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(40.0)	(122.9)	—	(162.9)
Capital expenditures	—	(75.6)	(15.4)	—	(91.0)
Proceeds from sale of property and equipment	—	10.3	1.9	—	12.2
Payments for investments, net	$—	$(1.0)	$—	$—	$(1.0)
Net cash used in investing activities	$—	$(106.3)	$(136.4)	$—	$(242.7)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	$—	$1,122.4	$197.2	$—	$1,319.6
Repayments of credit facilities	—	(723.2)	(232.0)	—	(955.2)
Repayment of senior convertible notes	—	(105.3)	—	—	(105.3)
Repayments of other borrowings and capital lease obligations	—	(45.4)	(8.7)	—	(54.1)
Proceeds from stock-based awards, net of tax withholdings	2.9	(2.6)	—	—	0.3
Excess tax benefits from stock-based compensation	—	3.5	—	—	3.5
Payments of acquisition-related contingent consideration	—	(60.3)	—	—	(60.3)
Payments of financing costs	—	(1.5)	—	—	(1.5)
Net financing activities and advances (to) from consolidated affiliates	(2.0)	(125.2)	127.2	—	—
Net cash provided by financing activities	$0.9	$62.4	$83.7	$—	$147.0
Effect of currency translation on cash	—	—	(1.2)	—	(1.2)
Net decrease in cash and cash equivalents	$—	$(2.8)	$(13.1)	$—	$(15.9)
Cash and cash equivalents - beginning of period	—	5.4	17.6	—	22.9
Cash and cash equivalents - end of period	$—	$2.6	$4.5	$—	$7.1

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
The following is a discussion of our business, financial position and results of operations as of and for the three and nine month periods ended September 30, 2015 and 2014. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the 2014 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Restatement of Previously Reported Condensed Unaudited Consolidated Financial Statements
As disclosed in the 2014 Form 10-K, we restated our condensed unaudited consolidated financial statements for the three and nine month periods ended September 30, 2014 and presented these restated results in Note 2 - Independent Investigation of the Audit Committee and Related Restatements in our 2014 Form 10-K. The condensed unaudited consolidated financial statements, along with the related notes thereto as of and for the three and nine month periods ended September 30, 2014, reflect these restatements. The restatement adjustments had the following effects on the 2014 periods:

•
An increase in revenue of $5.9 million and $2.4 million for the three and nine month periods ended September 30, 2014, respectively, associated with changes in cost-to-complete estimates on projects accounted for under the percentage-of-completion method, primarily in the Electrical Transmission segment;

•	Immaterial adjustments in costs of revenues, excluding depreciation and amortization, for the three and nine month periods ended September 30, 2014;

•	An increase in income tax expense of $2.3 million and $0.9 million for the three and nine month periods ended September 30, 2014, respectively, representing the tax effects of the adjustments;

•	An increase in net income from continuing operations of $3.7 million and $1.5 million for the three and nine month periods ended September 30, 2014, respectively; and

•
An increase in basic earnings per share from continuing operations of $0.04, an increase in total basic earnings per share of $0.05, and an increase in diluted earnings per share of $0.04 for the three month period ended September 30, 2014. Basic, total basic and diluted earnings per share each increased by $0.02 for the nine month period ended September 30, 2014.

In addition, there were the following balance sheet effects:

•
a reclassification adjustment associated with cost-to-complete estimates that decreased costs and earnings in excess of billings and other current liabilities by $5.3 million, partially offset by an increase in costs and earnings in excess of billings of $1.1 million from other cost-to-complete estimate changes, primarily in the Electrical Transmission segment, for a net decrease in cost in excess of billings and earnings of $4.2 million as of September 30, 2014;

•	a decrease in billings in excess of costs and earnings of $1.3 million; and

•	an increase in current taxes payable of $0.9 million, as well as other immaterial adjustments within various segments.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber and satellite communications; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for more than 85 years. We offer our services primarily under the MasTec service mark and, as of September 30, 2015, we had approximately 17,500 employees and 490 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.

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

	September 30, 2015	June 30, 2015	September 30, 2014
Reportable Segment (in millions):			As Restated
Communications	$3,082	$2,895	$2,830
Oil and Gas	933	708	744
Electrical Transmission	265	188	353
Power Generation and Industrial	269	259	168
Other	13	20	43
Estimated 18-month backlog	$4,562	$4,070	$4,138

We expect to realize approximately 20% of our September 30, 2015 backlog in 2015. Our backlog estimates include amounts under master service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services; and most of these agreements can be canceled on short or no advance notice. Approximately 60% of our estimated backlog as of September 30, 2015 represented amounts under master service or other service agreements. In the past, we have experienced a combination of cancellations and reductions in expected future work from master service agreements as a result of changes in current and planned wireless customer spending, as well as cancellations and deferrals of oil and gas projects due to volatility in the oil markets. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

Backlog is not a term recognized under U.S. GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.
Economic, Industry and Market Factors
We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to rationalization of our customers’ capital and maintenance budgets in certain end-markets. Fluctuations in market prices for oil, gas and other fuel sources can affect demand for our services, in particular, pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industry, particularly when work is deferred, can result, and in recent years, has resulted in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market and industry factors, such as (i) changes to our customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve, such as the July 2015 acquisition of DIRECTV® by AT&T; (iii) access to capital for customers in the industries we serve; (iv) changes in technology, tax and other incentives; (v) renewable energy portfolio standards; and (vi) new or changing regulatory requirements affecting the industries we serve, can also affect demand for our services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows and we may be unable to fully mitigate or take advantage of changes in these factors.
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed unaudited consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our condensed unaudited consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements, which is incorporated by reference, and to our 2014 Form 10-K for discussion of our significant accounting policies.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
			As Restated				As Restated
Revenue	$1,111.0	100.0%	$1,315.5	100.0%	$3,180.9	100.0%	$3,380.5	100.0%
Costs of revenue, excluding depreciation and amortization	972.7	87.6%	1,122.9	85.4%	2,805.1	88.2%	2,914.9	86.2%
Depreciation and amortization	42.2	3.8%	41.7	3.2%	128.0	4.0%	112.0	3.3%
General and administrative expenses	63.8	5.7%	59.9	4.6%	207.1	6.5%	167.5	5.0%
Interest expense, net	12.0	1.1%	12.6	1.0%	35.8	1.1%	37.6	1.1%
Other expense (income), net	6.7	0.6%	(1.4)	(0.1)%	4.4	0.1%	(5.5)	(0.2)%
Income from continuing operations before income taxes	$13.6	1.2%	$79.8	6.1%	$0.5	0.0%	$154.0	4.6%
Provision for income taxes	(6.2)	(0.6)%	(30.3)	(2.3)%	(3.3)	(0.1)%	(58.6)	(1.7)%
Net income (loss) from continuing operations	$7.4	0.7%	$49.4	3.8%	$(2.8)	(0.1)%	$95.4	2.8%
Net loss from discontinued operations	—	—%	(0.3)	(0.0)%	—	—%	(0.5)	(0.0)%
Net income (loss)	$7.4	0.7%	$49.1	3.7%	$(2.8)	(0.1)%	$94.9	2.8%
Net (loss) income attributable to non-controlling interests	(0.2)	(0.0)%	0.1	0.0%	(0.5)	(0.0)%	0.1	0.0%
Net income (loss) attributable to MasTec, Inc.	$7.6	0.7%	$49.0	3.7%	$(2.3)	(0.1)%	$94.8	2.8%

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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	2015	2014	2015		2014		2015		2014
Reportable Segment:		As Restated		As Restated			As Restated				As Restated
Communications	$513.3	$505.2	$1,452.1	$1,480.4	$49.7	9.7%	$52.5	10.4%	$141.8	9.8%	$153.7	10.4%
Oil and Gas	406.9	554.4	1,144.2	1,299.3	51.0	12.5%	73.4	13.2%	113.9	10.0%	144.2	11.1%
Electrical Transmission	75.9	138.4	270.2	329.1	(23.7)	(31.2)%	18.5	13.4%	(47.6)	(17.6)%	35.1	10.7%
Power Generation and Industrial	115.0	114.3	302.3	263.1	4.8	4.2%	4.9	4.3%	3.9	1.3%	9.4	3.6%
Other	3.8	4.1	17.2	10.6	(2.0)	(51.9)%	(0.7)	(16.9)%	(7.1)	(41.2)%	(0.1)	(1.1)%
Eliminations	(3.9)	(0.9)	(5.1)	(2.0)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(12.0)	NA	(14.4)	NA	(40.5)	NA	(38.7)	NA
Consolidated Results	$1,111.0	$1,315.5	$3,180.9	$3,380.5	$67.8	6.1%	$134.2	10.2%	$164.4	5.2%	$303.6	9.0%
The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q.
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenue. Consolidated revenue decreased to $1,111 million from $1,315 million, a decrease of approximately $204 million, or 16%, for the three month period ended September 30, 2015 as compared with the same period in 2014. Oil and Gas revenue decreased by $148 million, or 27%, and Electrical Transmission revenue decreased by $62 million, or 45%, whereas Communications revenue increased by $8 million, or 2%, and Power Generation and Industrial revenue increased by $1 million, or 1%. Acquisitions contributed approximately $69 million of third quarter 2015 revenue, while organic revenue declined by $274 million as compared with the same period in the prior year. In addition to the decreases in Oil and Gas and Electrical Transmission, organic revenue in our Communications segment decreased due to lower levels of wireless services. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue was $513 million for the three month period ended September 30, 2015, as compared with $505 million for the same period in 2014, an increase of $8 million, or 2%. Acquisitions contributed approximately $69 million of revenue, whereas organic revenue decreased by $61 million as compared with the same period in the prior year, primarily as a result of lower levels of wireless services due to changes in our wireless customers’ capital spending plans, partially offset by an increase in revenue from certain utility services.

Oil and Gas Segment. Oil and Gas revenue was $407 million for three month period ended September 30, 2015, as compared with $554 million for the same period in 2014, a decrease of $148 million, or 27%. The decrease was due to completion of a large long-haul pipeline project in 2014 for which there was no replacement project in 2015, lower levels of pipeline activity from delays in project timing, including the effect of project deferrals in our Canadian operations as a result of the decline in oil prices, coupled with the negative effect of fluctuations in foreign currency exchange rates.
Electrical Transmission Segment. Electrical Transmission revenue was $76 million for the three month period ended September 30, 2015, as compared with $138 million for the same period in 2014, a decrease of $62 million, or 45%, due to reduced project activity from the combination of lower overall market activity levels resulting from project delays and lower than expected success rates on new project awards during 2015 due to management diversion from business operations and marketing as a result of the Audit Committee independent investigation.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $115 million for the three month period ended September 30, 2015, as compared with $114 million for the same period in 2014, an increase of $1 million.
Other Segment. Other segment revenue totaled approximately $4 million for both the three month periods ended September 30, 2015 and 2014.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by $150 million, or 13%, to $973 million for the three month period ended September 30, 2015 as compared with $1,123 million for the same period in 2014. Lower revenue contributed a $175 million decrease in costs of revenue, excluding depreciation and amortization, whereas decreased productivity resulted in an increase of approximately $24 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 220 basis points, from 85.4% of revenue for the three month period ended September 30, 2014, to 87.6% of revenue for the same period in 2015. The basis point increase was driven primarily by increased costs in (i) our Electrical Transmission segment due to the effects of site-related project inefficiencies and lower levels of cost utilization from reduced levels of revenue, and (ii) our Other segment due to losses from continued project delays on a proportionately consolidated non-controlled Canadian joint venture that was acquired in 2014.
Depreciation and amortization. Depreciation and amortization was $42 million, or 3.8% of revenue for the three month period ended September 30, 2015 as compared with $42 million, or 3.2% of revenue in 2014. Acquisitions contributed $3 million of depreciation and amortization expense, whereas organic depreciation and amortization expense decreased by $3 million as compared with the same period in prior year.
General and administrative expenses. General and administrative expenses were $64 million, or 5.7% of revenue for the three month period ended September 30, 2015, as compared with $60 million, or 4.6% of revenue for the same period in 2014, an increase of approximately $4 million, or 7%. Acquisition integration costs and Audit Committee independent investigation expenses contributed $1 million and $4 million, respectively, to general and administrative expenses in the third quarter of 2015. Other increases in general and administrative expenses for the three month period ended September 30, 2015, as compared with the same period in the prior year, included increases in legal costs and bad debt expense. These increases were offset by decreases in stock-based and incentive compensation expense for the three month period ended September 30, 2015 as compared with the same period in the prior year.
Interest expense, net. Interest expense, net of interest income, was $12 million, or 1.1% of revenue for the three month period ended September 30, 2015 as compared with $13 million, or 1.0% of revenue, in 2014. In 2014, our senior convertible notes matured and were converted, which reduced our interest expense in 2015. The decrease in interest expense in 2015 from our senior convertible notes was partially offset by incremental interest expense on our credit facilities as a result of higher average outstanding borrowings in the third quarter of 2015, as well as from discount fees associated with financing arrangements.
Other expense (income), net. For the three month period ended September 30, 2015 and 2014, other expense, net, was $7 million, whereas for the three month period ended September 30, 2014, other income was $1 million. Other expense (income), net, consists primarily of gains or losses from sales of assets and investments, certain legal/other settlements, income or expense from equity method investments and gains or losses from changes to estimated earn-out accruals. For the three month period ended September 30, 2015, we recorded a $12 million charge related to a court mandated mediation settlement, which was offset, in part, by approximately $4 million of a net reduction in the estimated earn-out liability for acquired businesses. For both the three month periods ended September 30, 2015 and 2014, gains on sales of equipment were approximately $1 million.
Provision for income taxes. Income tax expense was $6 million for the three month period ended September 30, 2015, as compared with $30 million for the same period in the prior year. In the third quarter of 2015, we had pre-tax income of $14 million as compared with pre-tax income of $80 million for the same period in the prior year. Our effective tax rate for the three month period ended September 30, 2015 increased versus the same period in 2014 due to the impact of lower international earnings, coupled with the impact of permanent differences in relationship to our consolidated earnings for each period.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $50 million, or 9.7% of revenue, for the three month period ended September 30, 2015 as compared with $52 million, or 10.4% of revenue, for the same period in 2014, a $3 million, or 5% decrease. Communications segment EBITDA for the three month period ended September 30, 2015 includes approximately $1 million of acquisition integration costs associated with the WesTower acquisition. As a percentage of revenue, EBITDA decreased by 70 basis points, or approximately $4 million, primarily as a result of integration costs from the Westower acquisition and lower levels of cost utilization due to reduced levels of wireless revenue.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $51 million, or 12.5% of revenue, for the three month period ended September 30, 2015 as compared with $73 million, or 13.2% of revenue, for the same period in 2014, a decrease of $22 million, or 30%. As a percentage of revenue, Oil and Gas segment EBITDA decreased by approximately 70 basis points, or approximately $3 million, due to production inefficiencies resulting from lower levels of revenue due to completion of a large long-haul pipeline project in 2014 for which there was no replacement project in 2015, lower levels of pipeline activity from delays in project timing, including the effect of project deferrals in our Canadian operations as a result of the decline in oil prices, coupled with the negative effect of fluctuations in foreign currency exchange rates on our Canadian operations as compared with the same period in the prior year.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was negative $24 million, or negative 31.2% of revenue, for the three month period ended September 30, 2015 as compared with positive EBITDA of $19 million, or positive 13.4% of revenue, for the same period in 2014, a decrease in EBITDA of $42 million. In the third quarter of 2015, our Electrical Transmission segment recorded a $12 million charge related to a settlement reached during a court mandated mediation. Electrical Transmission segment EBITDA has also been negatively affected by lower levels of cost utilization from reduced levels of revenue as compared with the same period in the prior year, as well as from site-related project inefficiencies and higher legal costs. This segment has been the primary focus of the Audit Committee independent investigation, which has significantly diverted management’s attention from its operations and marketing efforts.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was generally flat at $4.8 million, or 4.2% of revenue, for the three month period ended September 30, 2015, as compared with $4.9 million, or 4.3% of revenue, for the same period in 2014. As a percentage of revenue, Power Generation and Industrial segment EBITDA decreased by approximately 10 basis points. For the three month period ended September 30, 2015, Power Generation and Industrial segment EBITDA includes $3.8 million of losses on a troubled wind project, partially offset by project efficiencies and improved cost utilization from higher levels of revenue.
Other Segment. EBITDA from Other businesses was negative $2 million for the three month period ended September 30, 2015, as compared with negative EBITDA of $1 million for the same period in 2014. For the three month period ended September 30, 2015, Other segment EBITDA includes $3 million of losses on a proportionately consolidated non-controlled Canadian joint venture that was acquired in 2014 and experienced project delays.
Corporate. Corporate EBITDA was negative $12 million for the three month period ended September 30, 2015, as compared with negative EBITDA of $14 million for the same period in 2014. For the three month period ended September 30, 2015, Corporate EBITDA includes $4 million of costs related to the Audit Committee independent investigation. The increase in Corporate EBITDA from Audit Committee independent investigation costs was offset by a net reduction in the estimated earn-out liability for acquired businesses and a decrease in stock-based and incentive compensation expense.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenue. Consolidated revenue decreased to $3,181 million from $3,381 million, a decrease of approximately $200 million, or 6%, for the nine month period ended September 30, 2015 as compared with the same period in 2014. Oil and Gas revenue decreased by $155 million, or 12%, Electrical Transmission revenue decreased by $59 million, or 18%, and Communications revenue decreased by $28 million, or 2%. These decreases were partially offset by increases in Power Generation and Industrial revenue of $39 million, or 15%, and Other segment revenue of $7 million, or 63%. Acquisitions contributed approximately $302 million of revenue, while organic revenue declined by $501 million as compared with the same period in the prior year. In addition to the decreases in Oil and Gas and Electrical Transmission, organic revenue in our Communications segment decreased due to lower levels of wireless services. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue was $1,452 million for the nine month period ended September 30, 2015, as compared with $1,480 million for the same period in 2014, a decrease of $28 million, or 2%. Acquisitions contributed approximately $209 million of revenue, whereas organic revenue declined by $237 million as compared with the same period in the prior year, primarily as a result of lower levels of wireless services due to changes in our wireless customers’ capital spending plans as well as the effect of adverse weather disruptions. The decrease in wireless revenue was partially offset by an increase in revenue from certain utility services.
Oil and Gas Segment. Oil and Gas revenue was $1,144 million for nine month period ended September 30, 2015, as compared with $1,299 million for the same period in 2014, a decrease of $155 million, or 12%. Acquisitions contributed $89 million of revenue, while organic revenue declined by $244 million as compared with the same period in the prior year. The decline in organic revenue resulted from completion of a large long-haul pipeline project in 2014, for which there was no replacement project in 2015, lower levels of pipeline activity from delays in project timing, including the effect of project deferrals in our Canadian operations as a result of the decline in oil prices, coupled with the negative effect of fluctuations in foreign currency exchange rates.
Electrical Transmission Segment. Electrical Transmission revenue was $270 million for the nine month period ended September 30, 2015, as compared with $329 million for the same period in 2014, a decrease of $59 million, or 18%. Electrical transmission revenue for the nine month period ended September 30, 2015 included the effect of adverse weather disruptions and site-related project inefficiencies as well as reduced project activity from the combination of lower overall market activity levels resulting from project delays and lower than expected success rates on new project awards during 2015 due to management diversion from business operations and marketing as a result of the Audit Committee independent investigation.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $302 million for the nine month period ended September 30, 2015, as compared with $263 million for the same period in 2014, an increase of $39 million, or 15%. The increase was driven by higher levels of renewable power projects as compared with the same period in the prior year.
Other Segment. Other segment revenue totaled approximately $17 million for the nine month period ended September 30, 2015 as compared with $11 million for the same period in 2014, an increase of $7 million, driven by increased oil and gas operations in Mexico, as well as an increase in revenue from a proportionately consolidated non-controlled Canadian joint venture that was acquired in 2014.

Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by $110 million, or 4%, to $2,805 million for the nine month period ended September 30, 2015 from $2,915 million for the same period in 2014. Lower revenue contributed a $172 million decrease in costs of revenue, excluding depreciation and amortization, whereas decreased productivity resulted in an increase of $62 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 200 basis points, from 86.2% of revenue for the nine month period ended September 30, 2014, to 88.2% of revenue for the same period in 2015. The basis point increase was primarily driven by increased costs in our Electrical Transmission, Power Generation and Industrial and Other segments. The primary driver of the basis point increase was due to increased costs in our Electrical Transmission segment due to the effects of adverse weather disruptions, site-related project inefficiencies and lower levels of cost utilization from reduced levels of revenue. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue for the nine month period ended September 30, 2015 also increased in our Power Generation and Industrial segment due to project losses of approximately $21 million for the nine month period ended September 30, 2015 on a troubled wind project in Canada, and in our Other business segment from project losses of approximately $8 million on a non-controlled Canadian joint venture. These increases in costs of revenue, excluding depreciation and amortization, as a percent of revenue, were partially offset by productivity improvements in our Communications segment.
Depreciation and amortization. Depreciation and amortization was $128 million, or 4.0% of revenue for the nine month period ended September 30, 2015 as compared with $112 million, or 3.3% of revenue for the same period in 2014, an increase of approximately $16 million, or 14%. Acquisitions contributed $18 million of depreciation and amortization expense, whereas organic depreciation and amortization expense decreased by $2 million as compared with the same period in prior year.
General and administrative expenses. General and administrative expenses were $207 million, or 6.5% of revenue for the nine month period ended September 30, 2015, as compared with $167 million, or 5.0% of revenue for the same period in 2014, an increase of approximately $40 million, or 24%. Acquisitions contributed approximately $6 million of incremental general and administrative costs, exclusive of acquisition integration costs associated with the WesTower acquisition. Acquisition integration costs and Audit Committee independent investigation expenses contributed $18 million and $14 million, respectively, of the increase in general and administrative expenses for the nine month period ended September 30, 2015. Other increases in general and administrative expenses for the nine month period ended September 30, 2015, as compared with the same period in the prior year, included increases in legal costs and bad debt expense, partially offset by decreases in stock-based and incentive compensation expense.
Interest expense, net. Interest expense, net of interest income, was $36 million, or 1.1% of revenue for the nine month period ended September 30, 2015, as compared with $38 million, or 1.1% of revenue for the same period in 2014. In 2014, our senior convertible notes matured and were converted, which reduced our interest expense in 2015. The decrease in interest expense in 2015 from our senior convertible notes was partially offset by incremental interest expense on our credit facilities as a result of higher average outstanding borrowings, as well as from discount fees associated with financing arrangements and consent solicitation agent fees due to the delay in filing of our 2014 Form 10-K and the First Quarter Form 10-Q.
Other expense (income), net. Other expense, net, was $4 million for the nine month period ended September 30, 2015, as compared with $5 million of other income for the same period in 2014. Other expense (income), net, consists primarily of gains or losses from sales of assets and investments, certain legal/other settlements, income or expense from equity method investments and gains or losses from changes to estimated earn-out accruals. Other expense, net, for the nine month period ended September 30, 2015 includes a $12 million charge related to a court mandated mediation settlement and approximately $4 million of losses on equity method investments, offset, in part, by $8 million of a net reduction in the estimated earn-out liability for acquired businesses, offset. Gains on sales of equipment for the nine month periods ended September 30, 2015 and 2014 were approximately $3 million and $4 million, respectively.
Provision for income taxes. Income tax expense was $3 million for the nine month period ended September 30, 2015, as compared with income tax expense of $59 million for the same period in 2014. Pre-tax income for the nine month period ended September 30, 2015 was $1 million as compared with pre-tax income of $154 million for the same period in the prior year. Income tax expense for the nine month period ended September 30, 2015 includes the effect of approximately $3 million incurred in connection with the cumulative revaluation of certain deferred tax liabilities pursuant to an Alberta provincial income tax law that was enacted as of June 29, 2015. Our effective tax rate for the nine month period ended September 30, 2015 increased versus the same period in 2014 due to the impact of lower international earnings, coupled with the impact of permanent differences in relationship to our consolidated earnings for each period.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $142 million, or 9.8% of revenue, for the nine month period ended September 30, 2015 as compared with $154 million, or 10.4% of revenue, for the same period in 2014, a $12 million, or 8% decrease. Communications segment EBITDA for the nine month period ended September 30, 2015 includes approximately $18 million of acquisition integration costs associated with the WesTower acquisition. As a percentage of revenue, EBITDA decreased by 60 basis points, or approximately $9 million, primarily as a result of acquisition integration costs from the WesTower acquisition, offset in part by production efficiencies and improved cost utilization.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $114 million, or 10.0% of revenue, for the nine month period ended September 30, 2015 as compared with $144 million, or 11.1% of revenue, for the same period in 2014, a decrease of $30 million, or 21%. As a percentage of revenue, Oil and Gas segment EBITDA decreased by approximately 110 basis points, or approximately $13 million, due to production inefficiencies resulting from lower levels of revenue due to completion of a large long-haul pipeline project in 2014 for which there was not a replacement project in 2015, lower levels of pipeline activity from delays in project timing, including the effect of project deferrals in our Canadian operations as a result of the decline in oil prices, coupled with the negative effect of fluctuations in foreign currency exchange rates on our Canadian operations as compared with the same period in the prior year.

Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was negative $48 million for the nine month period ended September 30, 2015, or negative 17.6% of revenue, as compared with positive EBITDA of $35 million, or positive 10.7% of revenue, for the same period in 2014, a decrease in EBITDA of $83 million. In the third quarter of 2015, our Electrical Transmission segment recorded a $12 million charge related to a settlement reached during a court mandated mediation. Electrical Transmission segment EBITDA has also been negatively affected by lower levels of cost utilization from reduced levels of revenue as compared with the same period in the prior year, as well as the effects of adverse weather disruptions, site-related project inefficiencies and higher legal costs. This segment has been the primary focus of the Audit Committee independent investigation, which has significantly diverted management’s attention from its operations and marketing efforts.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $4 million for the nine month period ended September 30, 2015, or 1.3% of revenue, as compared with $9 million, or 3.6% of revenue, for the same period in 2014, a decrease of approximately $5 million. For the nine month period ended September 30, 2015, Power Generation and Industrial segment EBITDA includes $21 million of losses on a troubled wind project, partially offset by project efficiencies and improved cost utilization from higher levels of revenue.
Other Segment. EBITDA from Other businesses was negative $7 million for the nine month period ended September 30, 2015, as compared with breakeven EBITDA for the same period in 2014. As compared with the same period in the prior year, the decrease in EBITDA for the nine month period ended September 30, 2015 was driven primarily by $8 million of losses on a proportionately consolidated non-controlled Canadian joint venture that was acquired in 2014 and experienced project delays, offset, in part, by positive EBITDA on our other international operations.
Corporate. Corporate EBITDA was negative $41 million for the nine month period ended September 30, 2015, as compared with negative EBITDA of $39 million for the same period in 2014. For the nine month period ended September 30, 2015, Corporate EBITDA includes $14 million of costs related to the Audit Committee independent investigation. The increase in Corporate EBITDA from Audit Committee independent investigation costs was offset, in part, by a net reduction in the estimated earnout liability for acquired businesses and a reduction in stock-based and incentive compensation expense.
Foreign Operations
We have operations in Canada, Mexico and in other countries in Latin America. See Note 14 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted net income from continuing operations (“Adjusted Net Income From Continuing Operations”) and adjusted diluted earnings per share from continuing operations (“Adjusted Diluted Earnings Per Share From Continuing Operations”). All of these “adjusted” non-U.S GAAP measures exclude non-cash stock-based compensation expense, acquisition integration costs resulting from the WesTower acquisition, Audit Committee independent investigation related costs, project losses on a non-controlled joint venture, charges from a settlement reached during a court mandated mediation and, for adjusted Net Income from Continuing Operations, the effect of an Alberta provincial income tax rate increase. See Note 10 - Stock-Based Compensation and Other Employee Benefit Plans, Note 3 - Acquisitions, Note 14 - Segments and Related Information, Note 15 - Commitments and Contingencies and Note 13 - Income Taxes in the notes to the condensed unaudited consolidated financial statements, which are incorporated by reference. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
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
We believe these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income (loss) from continuing operations, diluted earnings (loss) per share from continuing operations and net cash provided by operating activities, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed together with our U.S. GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) from continuing operations, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The tables below may contain slight summation differences due to rounding.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
EBITDA Reconciliation - Continuing Operations:			As Restated				As Restated
Net income (loss) from continuing operations	$7.4	0.7%	$49.4	3.8%	$(2.8)	(0.1)%	$95.4	2.8%
Interest expense, net	12.0	1.1%	12.6	1.0%	35.8	1.1%	37.6	1.1%
Provision for income taxes	6.2	0.6%	30.3	2.3%	3.3	0.1%	58.6	1.7%
Depreciation and amortization	42.2	3.8%	41.7	3.2%	128.0	4.0%	112.0	3.3%
EBITDA – Continuing operations	$67.8	6.1%	$134.2	10.2%	$164.4	5.2%	$303.6	9.0%
Non-cash stock-based compensation expense	3.2	0.3%	4.1	0.3%	9.5	0.3%	11.6	0.3%
Acquisition integration costs	1.2	0.1%	—	—	17.8	0.6%	—	—
Audit Committee investigation related costs	4.1	0.4%	—	—	13.7	0.4%	—	—
Losses on non-controlled joint venture	2.8	0.3%	—	—	8.3	0.3%	—	—
Court mandated mediation settlement	12.2	1.1%	—	—	12.2	0.4%	—	—
Adjusted EBITDA – Continuing operations	$91.1	8.2%	$138.3	10.5%	$225.9	7.1%	$315.2	9.3%

Adjusted EBITDA and Adjusted EBITDA margin for our continuing operations by reportable segment, and a related reconciliation to EBITDA for our continuing operations, for the periods indicated is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
Reportable Segment:			As Restated				As Restated
Communications	$51.0	9.9%	$52.6	10.4%	$160.0	11.0%	$154.0	10.4%
Oil and Gas	51.0	12.5%	73.4	13.2%	113.9	10.0%	144.2	11.1%
Electrical Transmission	(11.6)	(15.2)%	18.5	13.4%	(35.4)	(13.1)%	35.1	10.7%
Power Generation and Industrial	4.8	4.2%	4.9	4.3%	3.9	1.3%	9.4	3.6%
Other	0.8	21.4%	(0.7)	(16.9)%	1.2	6.8%	(0.1)	(1.1)%
Eliminations	—	—	—	—	—	—	—	—
Corporate	(4.9)	NA	(10.4)	NA	(17.7)	NA	(27.4)	NA
Adjusted EBITDA - Continuing operations	$91.1	8.2%	$138.3	10.5%	$225.9	7.1%	$315.2	9.3%
Non-cash stock-based compensation expense	3.2	0.3%	4.1	0.3%	9.5	0.3%	11.6	0.3%
Acquisition integration costs	1.2	0.1%	—	—	17.8	0.6%	—	—
Audit Committee investigation related costs	4.1	0.4%	—	—	13.7	0.4%	—	—
Losses on non-controlled joint venture	2.8	0.3%	—	—	8.3	0.3%	—	—
Court mandated mediation settlement	12.2	1.1%	—	—	12.2	0.4%	—	—
EBITDA – Continuing operations	$67.8	6.1%	$134.2	10.2%	$164.4	5.2%	$303.6	9.0%

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Nine Months Ended September 30,
	2015	2014
Total EBITDA Reconciliation:		As Restated
EBITDA - Continuing operations	$164.4	$303.6
EBITDA - Discontinued operations	—	(1.0)
EBITDA - Total MasTec	$164.4	$302.7

Reconciliation to Adjusted EBITDA and to Net Cash Provided by Operating Activities, Total MasTec:
Non-cash stock-based compensation expense	9.5	11.6
Acquisition integration costs	17.8	—
Audit Committee investigation related costs	13.7	—
Losses on non-controlled joint venture	8.3	—
Court mandated mediation settlement	12.2	—
Adjusted EBITDA - Continuing operations	$225.9	$315.2
Adjusted EBITDA - Discontinued operations	—	(1.0)
Adjusted EBITDA - Total MasTec	$225.9	$314.2
Interest expense, net	(35.8)	(37.6)
Provision for income taxes	(3.3)	(58.2)
Acquisition integration costs	(17.8)	—
Audit Committee investigation related costs	(13.7)	—
Losses on non-controlled joint venture	(8.3)	—
Court mandated mediation settlement	(12.2)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities, excluding non-cash EBITDA adjustments (a)	(15.9)	3.9
Change in assets and liabilities, net of acquisitions	141.7	(141.3)
Net cash provided by operating activities, Total MasTec	$260.6	$81.0

(a)	Non-cash EBITDA adjustments include (i) depreciation and amortization expense in both periods and (ii) non-cash stock-based compensation expense in both periods.
Adjusted Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations
The table below reconciles Adjusted Net Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations with reported net income (loss) from continuing operations and reported diluted earnings (loss) per share from continuing operations, the most directly comparable U.S. GAAP financial measures. Adjustments have been tax-effected using the effective tax rate from continuing operations for the respective periods, excluding certain discrete items. For the nine month period ended September 30, 2015, because the reported loss from continuing operations, on an adjusted basis is income from continuing operations, we included an additional 0.6 million weighted average common stock equivalents in our diluted share count to calculate adjusted diluted earnings per share for the respective period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Continuing Operations:			As Restated				As Restated
Reported U.S. GAAP measure	$7.4	$0.09	$49.4	$0.57	$(2.8)	$(0.03)	$95.4	$1.11
Adjustments:(a)
Non-cash stock-based compensation expense	1.8	0.02	2.5	0.03	5.3	0.06	7.2	0.08
Acquisition integration costs	0.7	0.01	—	—	9.9	0.12	—	—
Audit Committee investigation related costs (b)	2.3	0.03	—	—	8.1	0.10	—	—
Impact of Alberta tax law change	(0.2)	(0.00)	—	—	2.6	0.03	—	—
Losses on non-controlled joint venture	1.6	0.02	—	—	4.6	0.06	—	—
Court mandated mediation settlement	6.8	0.08	—	—	6.8	0.08	—	—
Adjusted non-U.S. GAAP measure	$20.4	$0.26	$52.0	$0.60	$34.6	$0.43	$102.6	$1.19

(a)	Reconciling items represent the after-tax expense and corresponding diluted per share impact for the respective adjustments presented above.

(b)
Audit Committee investigation related costs for the nine month period ended September 30, 2015 include the after-tax effect of approximately $1 million of consent solicitation agent fees recorded within interest expense, net, in 2015, related to the delay in filing of the 2014 Form 10-K and the First Quarter 2015 Form 10-Q.

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
Capital Expenditures. We estimate that we will spend approximately $85 million in 2015 on capital expenditures, or approximately $75 million, net of asset disposals. We expect to incur approximately $25 million to $35 million of equipment purchases under capital lease or other financing arrangements. For the nine month period ended September 30, 2015, we spent approximately $71 million on capital expenditures, or $61 million net of asset disposals, and incurred approximately $26 million of equipment purchases under capital lease and other financing arrangements. Actual capital expenditures may increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future.
Acquisition-Related Contingent Consideration. In most of our acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of September 30, 2015 was approximately $95 million. Of this amount, $10 million represents the liability for earn-out obligations that have been earned. The remainder, $85 million, is management’s estimate of potential earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned. During the three month periods ended September 30, 2015 and 2014, we made cash payments of $6 million and $1 million, respectively, related to earn-out obligations. During the nine month periods ended September 30, 2015 and 2014, we made cash payments of $45 million and $60 million, respectively, related to earn-out obligations.
Income Taxes. Cash tax payments, net of tax refunds, were $6 million for the nine month period ended September 30, 2015 as compared with $46 million for the nine month period ended September 30, 2014. Quarterly tax payments are based on estimates of full year taxable income activity and estimated tax rates. Our cash tax payments, which have decreased in 2015 as compared with 2014, vary from period to period with changes in taxable income and earnings estimates.
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
Working capital needs also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor and certain other costs, including inventory, become payable before the receivables resulting from work performed are billed and collected. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of September 30, 2015, we expect that substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, decreased to $1.0 billion as of

September 30, 2015 from $1.3 billion as of December 31, 2014, due to lower levels of quarterly revenue in the third quarter of 2015 as compared with the fourth quarter of 2014, as well as working capital initiatives and a decrease in our days sales outstanding (“DSO”), net of billings in excess of costs and earnings, as discussed below. Inventory balances have decreased from $113 million as of December 31, 2014 to $91 million as of September 30, 2015, primarily due to utilization of wireless project inventories, which increased during 2014 due to inventory from acquired businesses as well as from increases in wireless project inventories.
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
Sources and Uses of Cash
As of September 30, 2015, we had $451 million in working capital, defined as current assets less current liabilities, as compared with $551 million as of December 31, 2014, a decrease of $100 million, driven primarily by lower activity levels in the third quarter of 2015 as compared with the fourth quarter of 2014. Total cash and cash equivalents of $7 million as of September 30, 2015 decreased by $17 million from total cash and cash equivalents of $24 million as of December 31, 2014.
Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2015	2014
		As Restated
Net cash provided by operating activities	$260.6	$81.0
Net cash used in investing activities	$(170.5)	$(242.7)
Net cash (used in) provided by financing activities	$(107.2)	$147.0

Operating Activities. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, costs and earnings in excess of billings and billings in excess of costs and earnings, all of which tend to be related. These working capital items are also generally affected by changes in revenue resulting from both the timing and the volume of work performed, by variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the nine month period ended September 30, 2015 was $261 million, as compared with $81 million of net cash provided by operating activities for the same period in 2014. Net changes in assets and liabilities had a positive impact on cash provided by operating activities of $283 million, related largely to changes in accounts receivable and inventory levels, net of acquired businesses, offset, in part, by changes in accounts payable and accrued expenses. The positive effect of net changes in assets and liabilities was partially offset by a net loss of $3 million for the nine month period ended September 30, 2015 as compared with net income of $95 million in the 2014 period.
Our DSO, net of billings in excess of costs and earnings was 75 as of September 30, 2015, as compared with 86 as of June 30, 2015 and 88 as of September 30, 2014. DSO, net of billings in excess of costs and earnings, is calculated as accounts receivable, net, less billings in excess of costs and earnings, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. The decrease in DSO is primarily attributable to improved timing of collections, changes in project and customer mix and the settlement of certain disputed matters. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by $72 million to $170 million for the nine month period ended September 30, 2015 from $243 million for the nine month period ended September 30, 2014. Acquisition-related payments decreased by $163 million as compared with the prior year period. The decrease in acquisition-related payments was offset, in part, by an increase of $108 million in payments for other investments, related primarily to activity associated with our equity method investees and contractual joint venture. See Note 3 - Acquisitions and Note 5 - Fair Value of Financial Instruments, which notes are incorporated by reference, for discussion of our cost and equity method investments, including our investment in two joint ventures related to the construction of pipelines that are planned to interconnect at the U.S./Mexico border. For the nine month period ended September 30, 2015, we spent $71 million on capital expenditures, or $61 million, net of asset disposals, as compared with capital expenditures, net of asset disposals, of $79 million for the same period in the prior year, a decrease of $18 million. Total capital additions, including capital lease and other financing arrangements, have decreased from $153 million for the nine month period ended September 30, 2014 to $97 million for the nine month period ended September 30, 2015 due to lower levels of activity as compared with the same period in the prior year.
Financing Activities. Net cash used in financing activities for the nine month period ended September 30, 2015 was $107 million, as compared with net cash provided by financing activities of $147 million for the nine month period ended September 30, 2014, a decrease in cash provided by financing activities of approximately $254 million. Credit facility related activity, net, for the nine month period ended September 30, 2015, totaled $89 million of borrowings, net of repayments, compared to $364 million of borrowings, net of repayments, for the nine month period ended September 30, 2014, for a decrease in cash provided by financing activities from credit facility-related activities, net, of $275 million. Payments of acquisition-related contingent consideration for the nine month period ended September 30, 2015 decreased by $16 million as compared with the same period in the prior year, representing an increase in cash provided by financing activities. Additionally, for the nine month period ended September 30, 2015, we paid $100 million to repurchase shares of our common stock under our 2014 Share Repurchase Program, whereas for the same period in 2014, we paid $105 million in settlement of our 4.0% Convertible Notes, for a net increase in cash provided by financing activities of $5 million.
Senior Secured Credit Facility
We have a senior secured credit facility, which we refer to as the Credit Facility. Under the Credit Facility, aggregate borrowing commitments total $1.25 billion, composed of $1.0 billion of revolving commitments and a term loan in the aggregate principal amount of $250 million (the “Term Loan”). The Credit Facility provides the ability to borrow in either Mexican pesos or Canadian dollars, up to an aggregate equivalent amount of $200 million. Revolving commitments under the Credit Facility mature on October 29, 2018, and the Term Loan matures on November 21, 2019. The Term Loan is subject to amortization in quarterly principal installments of $3.1 million, subject to reduction as a result of the application of certain prepayments in accordance with the terms of the Credit Facility, commencing as of the quarter ending March 31, 2016 and continuing for each fiscal quarter thereafter. The maximum amount available for letters of credit under the Credit Facility is $450 million, of which up to $100 million can be denominated in either Mexican pesos or Canadian dollars. The Credit Facility also provides for swing line loans of up to $75 million. Under the Credit Facility, we have the option to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of $250 million. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity, joint venture or other investments, the repurchase or prepayment of indebtedness and share repurchases under authorized share repurchase programs.
Interest on outstanding revolving loans and the Term Loan under the Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of September 30, 2015, we had $349.3 million of outstanding revolving loans under the Credit Facility, which accrued interest at a weighted average interest rate of 2.50%, and $172.4 million of issued letters of credit, which mature at various dates. Letter of credit fees accrued at 1% per annum for performance standby letters of credit and 2% for financial standby letters of credit. The Term Loan accrued interest at a rate of 2.19% as of September 30, 2015. Borrowing capacity of $478.3 million as of September 30, 2015 was available for revolving loans or up to $277.6 million for new letters of credit. The unused facility fee was 0.40% as of September 30, 2015. The Credit Facility is guaranteed by certain of our subsidiaries (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of our and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
In September 2015, we amended the terms of our Credit Facility (the “Amendment”) to provide additional short-term flexibility for potential borrowings. The Amendment provides for a maximum consolidated leverage ratio, as defined in the Credit Facility, of up to (i) 4.25 during the period commencing on September 30, 2015 and ending on September 29, 2016, (ii) 4.00 during the period commencing on September 30, 2016 and ending on December 30, 2016, and (iii) 3.50 thereafter. The Amendment also revised the calculation of Consolidated EBITDA, as defined, as of September 30, 2015 and December 31, 2015 to permit MasTec to add back up to an additional $21.5 million and $10.5 million, respectively, of certain cash charges in addition to those previously prescribed for the twelve month periods ended September 30, 2015 and December 31, 2015. We paid consent fees of $1.3 million in connection with the Amendment, which were recorded within deferred financing costs in the third quarter of 2015. We are dependent upon borrowings and letters of credit under the Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 10 - Debt in the notes to the audited consolidated financial statements included in the 2014 Form 10-K. As of September 30, 2015, we were in compliance with these provisions and covenants.
Other Credit Facilities. We have other credit facilities that support the working capital requirements of our foreign operations, which have varying dates of maturity and are generally renewed on an annual basis. Borrowings under these credit facilities are primarily denominated in Canadian dollars and maximum borrowing capacity totaled approximately $30.0 million as of September 30, 2015. Outstanding borrowings, which accrued interest at a weighted average rate of 3.8%, totaled approximately $9.5 million as of September 30, 2015.
4.875% Senior Notes
We have $400 million outstanding principal amount of 4.875% Senior Notes, which are subject to certain provisions and covenants, as more fully described in Note 10 - Debt in the notes to the audited consolidated financial statements included in the Company’s 2014 Form 10-K. As of September 30, 2015, we were in compliance with these provisions and covenants.

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
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of September 30, 2015.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2015, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. Interest on our Term Loan under the Credit Facility accrues at a variable rate based, at our option, on either a Eurocurrency rate or base rate, each as defined in the Credit Facility, in each case, plus a margin. As of September 30, 2015, we had $349 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 2.50% and a Term Loan with a balance of $250 million with an interest rate of 2.19%. Interest on letters of credit issued under our Credit Facility as of September 30, 2015 accrued at 1% per annum for performance standby letters of credit and at 2% per annum for financial standby letters of credit. A 100 basis point increase in the applicable interest rates under our Credit Facility would not have had a material impact on our results of operations for the three or nine month periods ended September 30, 2015.
As of September 30, 2015, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $21 million of notes payable for equipment, which had a weighted average interest rate of approximately 2.7%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
We have operations in Canada, Mexico and in other countries in Latin America. Revenue generated from foreign operations represented 10% and 14% of our total revenue for the three and nine month periods ended September 30, 2015, respectively. Revenue and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the nine month period ended September 30, 2015. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three and nine month periods ended September 30, 2015, foreign currency translation losses totaled approximately $13 million and $32 million, respectively, and related primarily to our Canadian operations. Our Canadian presence has grown in recent years due to acquisitions.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, neither of which were material as of September 30, 2015. We may enter into foreign currency derivative contracts in the future to manage such exposures.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In conducting the evaluation and in light of the Audit Committee independent investigation described in the 2014 Form 10-K, we identified the material weakness in our internal control over financial reporting within a service line in our Electrical Transmission segment described below. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2015.
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

•
The Company implemented temporary remedial and mitigating procedures during 2015, which have been performed to date, and which will continue to be performed into the foreseeable future, and is evaluating the need for additional permanent remedial measures.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than identification of the material weakness identified above, along with related remediation efforts.

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
Taking into consideration, the July 2015 acquisition of DIRECTV® by AT&T, we derived approximately 31% of our revenue from AT&T for the nine month period ended September 30, 2015, and for the nine month period ended September 30, 2014, we derived approximately 33% and 10% of our revenue from AT&T and, and Enbridge, Inc., respectively. Additionally, our top ten customers accounted for 60% and 68% of our revenue for the nine month periods ended September 30, 2015 and 2014, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, our results of operations, cash flows and liquidity could be negatively affected if these customers reduce the amount of business they provide to us, or if we complete the required work on our projects for these customers and cannot replace them with similar projects. More than half of our revenue for the nine month period ended September 30, 2015 was derived from non-recurring project specific work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.
Our operations in existing international markets, or expanding into additional international markets, may not be successful and could expose us to risks, including the failure to comply with the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws, which could harm our business and prospects.
We derived 14% of our revenue for the nine months ended September 30, 2015 from international markets, and we may further expand the volume of international services we provide as well as the foreign geographic territories in which we operate. Our international operations are presently conducted primarily in Canada, Mexico and in other countries in Latin America, but we have performed work in various other foreign countries, and revenue derived from, or the number of countries in which we operate, could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts, or volatility in the global markets may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1 through July 31	—	$—	—	$—
August 1 through August 31	1,324	$17.41	—	$—
September 1 through September 30	—	$—	—	$—
Total	1,324		—

(a)	Reflects share repurchases associated with certain employee elections under compensation and benefit programs.
ITEM 6.     EXHIBITS

Exhibit No.	Description
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	November 3, 2015
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.

**	Furnished herewith.