Form 10-Q
period 2016-03-31
MASTEC INC
filed 2016-05-05
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Commission File Number 001-08106
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
    Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of May 2, 2016, MasTec, Inc. had 82,253,330 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC
FORM 10-Q
QUARTER ENDED MARCH 31, 2016

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Revenue	$974,225	$1,003,268
Costs of revenue, excluding depreciation and amortization	884,401	886,414
Depreciation and amortization	39,008	42,598
General and administrative expenses	60,048	74,030
Interest expense, net	12,158	10,973
Equity in (earnings) losses of unconsolidated affiliates	(3,066)	585
Other income, net	(13,356)	(592)
Loss before income taxes	$(4,968)	$(10,740)
Benefit from income taxes	2,087	4,352
Net loss	$(2,881)	$(6,388)
Net loss attributable to non-controlling interests	(189)	(125)
Net loss attributable to MasTec, Inc.	$(2,692)	$(6,263)

Earnings per share (Note 2):
Basic loss per share	$(0.03)	$(0.08)
Basic weighted average common shares outstanding	80,156	82,397

Diluted loss per share	$(0.03)	$(0.08)
Diluted weighted average common shares outstanding	80,156	82,397

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(2,881)	$(6,388)
Other comprehensive income (loss) (Note 11):
Foreign currency translation gains (losses), net of tax	5,624	(22,028)
Unrealized losses on equity method investment activity, net of tax	(8,010)	—
Comprehensive loss	$(5,267)	$(28,416)
Comprehensive loss attributable to non-controlling interests	(189)	(125)
Comprehensive loss attributable to MasTec, Inc.	$(5,078)	$(28,291)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,885	$4,984
Accounts receivable, net of allowance	970,886	911,106
Inventories, net	99,405	90,599
Prepaid expenses	50,592	54,879
Other current assets	73,768	68,190
Total current assets	$1,198,536	$1,129,758
Property and equipment, net	547,957	558,667
Goodwill	991,975	988,511
Other intangible assets, net	197,503	199,379
Other long-term assets	50,657	51,032
Total assets	$2,986,628	$2,927,347
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$74,055	$77,400
Accounts payable	363,142	348,543
Accrued salaries and wages	73,125	46,550
Other accrued expenses	59,245	69,369
Acquisition-related contingent consideration, current	17,026	17,731
Billings in excess of costs and earnings	177,678	149,483
Other current liabilities	47,391	43,459
Total current liabilities	$811,662	$752,535
Acquisition-related contingent consideration, net of current portion	40,626	41,675
Long-term debt	938,722	932,868
Long-term deferred tax liabilities, net	174,396	188,759
Other long-term liabilities	77,361	68,119
Total liabilities	$2,042,767	$1,983,956
Commitments and contingencies (See Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 90,314,373 (including 1,952,832 of unvested restricted shares) and 88,197,474 as of March 31, 2016 and December 31, 2015, respectively	8,836	8,820
Capital surplus	775,717	769,996
Retained earnings	375,986	378,678
Accumulated other comprehensive loss	(74,737)	(72,351)
Treasury stock, at cost: 8,094,004 shares as of both March 31, 2016 and December 31, 2015	(145,573)	(145,573)
Total MasTec, Inc. shareholders’ equity	$940,229	$939,570
Non-controlling interests	$3,632	$3,821
Total equity	$943,861	$943,391
Total liabilities and equity	$2,986,628	$2,927,347

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,881)	$(6,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,008	42,598
Non-cash interest expense, net	736	639
Non-cash stock-based compensation expense	3,523	3,575
Excess tax benefit from stock-based compensation	(248)	—
Benefit from deferred income taxes	(4,369)	(6,693)
Other non-cash items	881	473
Gains on sales of assets	(1,025)	(441)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(54,992)	150,006
Inventories	(9,090)	12,278
Other assets, current and long-term portion	25,255	(2,841)
Accounts payable and accrued expenses	23,245	(78,700)
Billings in excess of costs and earnings	28,038	(7,510)
Book overdrafts	(3,712)	7,861
Other liabilities, current and long-term portion	(28,518)	3,969
Net cash provided by operating activities	$15,851	$118,826
Cash flows used in investing activities:
Cash paid for acquisitions, net of cash acquired	—	(148)
Capital expenditures	(13,343)	(19,660)
Proceeds from sale of property and equipment	2,237	1,360
Payments for other investments	(1,514)	(31,959)
Net cash used in investing activities	$(12,620)	$(50,407)
Cash flows used in financing activities:
Proceeds from credit facilities	335,747	439,507
Repayments of credit facilities	(320,742)	(404,776)
Repayments of other borrowings	(6,543)	(3,115)
Payments of capital lease obligations	(14,175)	(12,110)
Repurchase of common stock	—	(83,261)
Proceeds from stock-based awards, net of tax withholdings	1,817	925
Excess tax benefit from stock-based compensation	248	—
Net cash used in financing activities	$(3,648)	$(62,830)
Effect of currency translation on cash	(682)	(957)
Net (decrease) increase in cash and cash equivalents	$(1,099)	$4,632
Cash and cash equivalents - beginning of period	$4,984	$24,059
Cash and cash equivalents - end of period	$3,885	$28,691

Supplemental cash flow information:
Interest paid	$15,828	$15,633
Income taxes paid, net of refunds	$2,295	$1,473
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$—	$4,011
Equipment acquired under financing arrangements	$—	$5,758
Accrued capital expenditures	$6,806	$3,627

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
Basis of Presentation
The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2015 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015 contained in the Company’s 2015 Annual Report on Form 10-K (the “2015 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading. In these condensed unaudited consolidated financial statements, “$” means U.S. dollars unless otherwise noted.
Principles of Consolidation
The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company’s investments in entities in which the Company does not have a controlling interest, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as other long-term assets or, for investments in a net liability position, within other long-term liabilities in the condensed unaudited consolidated balance sheets. Income or loss from these investments is recorded as a separate line item in the condensed unaudited consolidated statements of operations. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee. The cost method is used for investments in entities in which the Company does not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation. The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use the local currency as the functional currency. Gains or losses resulting from transactions executed in a foreign currency are included in other income or expense, net. The Company does not currently have subsidiaries that operate in highly inflationary environments.
Investments in Affiliates and Other Entities
In the ordinary course of business, the Company enters into various investment arrangements, which may include equity or other interests in business entities, including contractual joint ventures or other forms of equity participation. These investment arrangements may include financing arrangements, such as the extension of loans. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for discussion pertaining to certain of the Company’s cost and equity method investments and other investment arrangements. In connection with certain of these investment arrangements, the Company provides infrastructure construction services to or through its equity investees and/or contractual joint ventures. Management determines whether such investment arrangements involve a variable interest entity (“VIE”) based on the characteristics of the particular entity. If an entity is determined to be a VIE, then management determines if the Company is the primary beneficiary of the entity and whether or not consolidation of the VIE within the Company's financial statements is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. If management determines that the Company is the primary beneficiary of a VIE, then the VIE would be consolidated, and the other party’s equity interest in the VIE would be accounted for as a non-controlling interest. As of March 31, 2016, the Company determined that certain of its investment arrangements were VIEs, but that it was not the primary beneficiary. In arrangements in which the Company has an undivided interest in the assets, liabilities, revenues and profits or losses of an unincorporated entity, such amounts are consolidated on a basis proportional to the Company’s ownership interest in the unincorporated entity.

Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue, less project costs of revenue, including depreciation), in particular, on long-term construction contracts, or other projects accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of contract price adjustments that are probable; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets and liabilities, acquisition-related contingent consideration and investments in cost and equity method investees; asset lives used in computing depreciation and amortization; accrued self-insured claims; share-based compensation; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences could be material to the condensed unaudited consolidated financial statements.
Significant Accounting Policies
Revenue Recognition
Revenue is derived from projects performed under master and other service agreements as well as from fixed price contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company frequently provides maintenance, installation and repair work under unit price or fixed price master service or other service agreements that are renewed on a periodic basis. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects performed under master service and other service agreements totaled 50% and 52% of revenue for the three month periods ended March 31, 2016 and 2015, respectively. The Company also performs services under master and other service agreements on a fixed fee basis, under which MasTec furnishes specified units of service for a fixed price per unit of service and revenue is recognized as the services are rendered. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment (excluding certain depreciation). Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.
The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and total estimated costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized. Excluding the effects of project losses of: $13.5 million on a western Canadian oil and gas project and $15.1 million on an Electrical Transmission project for the three month period ended March 31, 2016, and project losses of $16.0 million on a Canadian wind project and $5.5 million on a proportionately consolidated non-controlled Canadian joint venture for the three month period ended March 31, 2015, project profit was affected by less than 5% for the three month periods ended March 31, 2016 and 2015 as a result of changes in contract estimates included in projects that were in process as of December 31, 2015 and 2014, respectively. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are completed within one year.
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of March 31, 2016 and December 31, 2015, the Company had approximately $20 million and $38 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings, or billed accounts receivable as appropriate, represent management’s best estimate of contract revenue that has been or will be earned and that management believes is probable of collection. As of March 31, 2016, these change orders were primarily related to contracts in the Oil and Gas segment, and as of December 31, 2015, the Oil and Gas and Electrical Transmission segments. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.
Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Costs and estimated earnings in excess of billings, or work in process, is classified within current assets for the majority of the Company’s projects. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.

Recently Issued Accounting Pronouncements
There have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s 2015 Form 10-K.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to improve and simplify the accounting for share-based payment transactions. Under ASU 2016-09, when share-based payment awards vest or are settled, excess tax benefits (“windfalls”) or tax deficiencies (“shortfalls”) are to be recognized in the income statement, rather than as additional paid-in-capital, and these tax effects will be presented within the statement of cash flows as an operating cash flow, rather than as a financing activity. The recognition of the income tax effects of share-based payment awards in the income statement will also affect the computation of dilutive common stock equivalents as calculated under the treasury stock method, as windfalls will no longer be included in assumed proceeds from outstanding awards. ASU 2016-09 increases the amount an employer can withhold to cover statutory employee tax withholdings, and requires that payments to taxing authorities for such employee withholdings be presented as a financing activity. ASU 2016-09 also provides for an accounting policy election for forfeitures, whereby forfeitures can either be estimated or accounted for as incurred. ASU 2016-09 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted if all provisions of the standard are early adopted. The Company is currently evaluating the expected adoption method and potential effect of this ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), in April 2016 issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and in May 2016, issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”). ASU 2016-08 clarifies principal versus agent considerations relating to when another party, along with the entity, is involved in providing a good or service to a customer. ASU 2016-08 requires an entity to determine whether the nature of its promise is to provide a good or service to a customer, or to arrange for the good or service to be provided to the customer by the other party. This determination is based upon whether the entity controls the good or service before it is transferred to the customer. When the entity that satisfies a performance obligation is the principal, the entity recognizes the gross amount of consideration as revenue. When the entity that satisfies the performance obligation is the agent, it recognizes the amount of any fee or commission as revenue. ASU 2016-10 clarifies the guidance in Topic 606 for identifying performance obligations in a contract as well as the implementation guidance pertaining to revenue recognition related to licensing arrangements. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. The effective date and transition requirements for the amendments in ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is evaluating the potential effect of these ASUs on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that an investor retrospectively apply the equity method of accounting when an investment becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, on a prospective basis. Early adoption is permitted. The Company does not expect that this ASU will have a material effect on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-06”) and ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-05”). ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate repayment are clearly and closely related to the economic characteristics and risk of the lost contract. When a call or put option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise the option is related to interest rates or credit risk. An entity is only required to assess the embedded call or put option in accordance with the four-step decision sequence under current GAAP. ASU 2016-06 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, on a modified retrospective basis. Early adoption is permitted. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument is not, in and of itself, considered to be a termination of the original derivative instrument, which would discontinue the application of hedge accounting, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. ASU 2016-05 is effective either prospectively or on a modified retrospective basis. The Company does not expect these ASUs to have an effect on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842) (“ASU 2016-02”). ASU 2016-02 provides revised guidance for lease accounting and related disclosure requirements, including a requirement for lessees to recognize lease assets and lease liabilities for operating leases with a duration of greater than one year. Under the previous guidance, lessees were not required to recognize assets and liabilities for operating leases on the balance sheet. ASU 2016-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Modified retrospective application is required for all relevant prior periods. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements. Upon adoption, the Company expects to recognize lease assets and liabilities for certain of its operating leases on the Company’s consolidated balance sheets.
Recently Issued Accounting Pronouncements Adopted as of January 1, 2016
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt. The adoption of ASU 2015-03 resulted in the reclassification of $12.9 million of deferred financing costs associated with the Company’s credit facility and senior notes from other current and other long-term assets to current and long-term debt as of December 31, 2015, which amount was composed of approximately $5.5 million, $1.0 million and $6.4 million related to the Company’s credit facility, term loan and 4.875% senior notes, respectively. See Note 7 - Debt.
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Diluted earnings per share is computed by dividing net income available to MasTec’s common shareholders by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the effect of dilutive common stock equivalents, including from the exercise of outstanding stock options or the vesting of unvested restricted shares. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes dilutive common stock equivalents, as their effect would be anti-dilutive. For the three month periods ended March 31, 2016 and 2015, the Company reported a net loss, which resulted in the exclusion of 610,657 and 502,217 weighted average dilutive common stock equivalents, respectively, from the calculation of diluted net loss per share. Total anti-dilutive weighted average common stock equivalents for the three month periods ended March 31, 2016 and 2015, including the shares previously mentioned, were 615,143 and 807,567, respectively.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net loss attributable to MasTec:
Net loss - basic and diluted (a)	$(2,692)	$(6,263)
Weighted average shares outstanding:
Weighted average shares outstanding - basic	80,156	82,397
Dilutive common stock equivalents	—	—
Weighted average shares outstanding - diluted	80,156	82,397

(a)	Calculated as total net loss less amounts attributable to non-controlling interests.
Note 3 - Goodwill and Other Intangible Assets
The following table provides details of goodwill by reportable segment (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross carrying amount	$414.9	$381.8	$149.9	$117.6	$1,064.2
Accumulated impairment losses	—	(72.2)	—	—	(72.2)
Goodwill, net, as of March 31, 2016	$414.9	$309.6	$149.9	$117.6	$992.0
Currency translation gains related to goodwill totaled $3.5 million, net, which amount was comprised of a currency translation loss of $3.7 million related to accumulated impairment losses, and a currency translation gain of $7.2 million related to the gross carrying amount of goodwill, for the three month period ended March 31, 2016. Currency translation losses totaled $12.2 million for the three month period ended March 31, 2015. There were no additions to goodwill from new business combinations or accruals of acquisition-related contingent consideration in either of the three month periods ended March 31, 2016 or 2015.
The following table provides a reconciliation of changes in other intangible assets for the period indicated (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross carrying amount as of December 31, 2015	$34.8	$73.4	$195.4	$25.7	$329.3
Accumulated amortization			(114.6)	(15.3)	(129.9)
Other intangible assets, net, as of December 31, 2015	$34.8	$73.4	$80.8	$10.4	$199.4
Amortization expense			(4.2)	(1.1)	(5.3)
Currency translation adjustments	—	2.7	0.6	0.1	3.4
Other intangible assets, net, as of March 31, 2016	$34.8	$76.1	$77.2	$9.4	$197.5

(a)	Consists principally of trade names and non-compete agreements.
Amortization expense associated with intangible assets for the three month periods ended March 31, 2016 and 2015 totaled $5.3 million and $7.3 million, respectively.
Note 4 – Fair Value of Financial Instruments
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2016 and December 31, 2015, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration liabilities, which represent the estimated fair value of additional future earn-outs payable for acquisitions of businesses (“ASC 805 contingent consideration”), in accordance with U.S. GAAP. The fair value of ASC 805 contingent consideration is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and is evaluated on an ongoing basis. As of March 31, 2016 and December 31, 2015, the fair value of the Company’s ASC 805 contingent consideration totaled $56.7 million and $58.4 million, respectively.
There were no additions to ASC 805 contingent consideration from new business combinations for the three month periods ended March 31, 2016 or 2015, and the Company made no payments in connection with ASC 805 contingent consideration in either of the three month periods ended March 31, 2016 or 2015. For the three month period ended March 31, 2016, the Company recognized a net reduction of $2.3 million of ASC 805 contingent consideration related to certain of the Company’s western Canadian oil and gas businesses due to the combination of finalization of completed earn-out arrangements and adjustments to expected future period earn-out obligations. These adjustments were recorded within other income, net, in the condensed unaudited consolidated statements of operations. Foreign currency translation losses associated with ASC 805 contingent consideration, which are included within other comprehensive income, totaled $0.6 million for the three month period ended March 31, 2016, and for the three month period ended March 31, 2015, foreign currency translation gains totaled $4.6 million.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which remeasurement occurs in the event of an impairment or other measurement event, if applicable, include items such as cost and equity method investments, life insurance assets, long-lived assets, goodwill, other intangible assets and liabilities, including off-market contracts, and debt.
As of both March 31, 2016 and December 31, 2015, the carrying amount of the Company’s 4.875% senior notes due 2023 (the “4.875% Senior Notes”) totaled $400 million. As of March 31, 2016 and December 31, 2015, the estimated fair value of the Company’s 4.875% Senior Notes, based on quoted market prices in active markets, a Level 1 input, totaled $354.0 million and $344.0 million, respectively.

Cost and Equity Method Investments. The aggregate carrying value of the Company’s cost and equity method investment assets totaled approximately $20.4 million and $16.7 million as of March 31, 2016 and December 31, 2015, respectively. The Company’s cost and equity method investments as of March 31, 2016 include: (i) the Company’s equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”), for which a subsidiary of MasTec has commenced construction of the related pipelines; (ii) the Company’s equity interests in two joint ventures, which are in final stages of liquidation, resulting from the acquisition of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”), as discussed below, and; (iii) a $15 million cost investment in Cross Country Pipeline Supply, Inc. (“CCP”), which is a related party, as discussed in Note 15 - Related Party Transactions.
For the three month period ended March 31, 2016, revenue recognized by the Company in connection with work performed for the Waha JVs totaled $10.3 million, for which the corresponding pipeline construction intercompany profit was eliminated. As of March 31, 2016, receivables from the Waha JVs totaled $8.3 million. The Company has issued letters of credit as collateral for its equity commitments to the Waha JVs, and to collateralize the Company’s share of the Waha JVs borrowings, totaling $155 million and $86 million as of March 31, 2016 and December 31, 2015, respectively, which amounts include $78 million as collateral for its equity commitments to the joint ventures (the “Equity LC Amount”). During April 2016, the Company increased the face amount of the letters of credit by approximately $10 million to $165 million. The Company expects the face amount of the letters of credit to be reduced in the second quarter of 2016 after the Waha JVs obtain certain required regulatory approvals, leaving only the Equity LC Amount outstanding. In addition, TPP and CTP are party to certain interest rate swaps, which are guaranteed by TPP and CTP’s equity investors, including MasTec, for their proportionate share of any potential losses associated with early termination of the swaps until TPP and CTP obtain certain required regulatory approvals. The Company is subject to its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps. For the three month period ended March 31, 2016, the Company’s proportionate share of unrecognized unrealized fair market value losses on interest rate swaps totaled approximately $13.0 million, or $8.0 million, net of tax, which proportionate share was included within other comprehensive loss. As of March 31, 2016 and December 31, 2015, the Company’s investment in the Waha JVs represented a net liability position within the Company’s consolidated balance sheets, totaling $18.0 million and $4.4 million, respectively, related primarily to unrealized fair market value losses on the Waha JVs interest rate swaps.
In connection with the Pacer acquisition, the Company acquired equity interests in two joint ventures. As of March 31, 2016, outstanding receivables from these entities for work performed by Pacer totaled $4.0 million. These entities are in the final stages of liquidation, and have entered into receivership arrangements to assist with the orderly wind-down of their operations. During the first quarter of 2016, the Company recorded $3.6 million of earnings related to increases in expected recoveries from these investments. Pacer has provided $39.9 million of receiver financing, of which $12.8 million has been repaid as of March 31, 2016. The remaining amount paid to the receiver, which Pacer believes will be repaid within the next twelve months, is recorded within other current assets in the consolidated balance sheet as of March 31, 2016. There are no financial guarantees associated with, or remaining amounts expected to be advanced to, these entities as of March 31, 2016. All jobs related to these entities were complete as of March 31, 2016 and the Company believes any remaining exposure to be insignificant. The obligations and guarantees associated with these entities represent variable interests, however, Pacer does not have the power to control the primary activities of these entities.
The fair values of the Company’s cost and equity method investments are not readily available. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost and/or equity method investments as of March 31, 2016 or December 31, 2015.
Note 5 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	March 31, 2016	December 31, 2015
Contract billings	$478.9	$437.3
Retainage	145.5	148.8
Costs and earnings in excess of billings	354.0	332.7
Accounts receivable, gross	$978.4	$918.8
Less allowance for doubtful accounts	(7.5)	(7.7)
Accounts receivable, net	$970.9	$911.1

Retainage, which has been billed, but is not due until the Company’s completion of performance and acceptance by customers, is generally expected to be collected within one year. Receivables expected to be collected beyond one year are recorded within other long-term assets. Provisions for doubtful accounts for the three month periods ended March 31, 2016 and 2015 totaled $0.4 million and $0.5 million, respectively.

In the ordinary course of business, the Company has entered into certain non-recourse financing arrangements, under which receivables are purchased by the customer’s bank for a nominal fee. These arrangements improve the collection cycle time of the related receivables. The discount charges, which are included within interest expense in the consolidated statements of operations, were immaterial for the three month periods ended March 31, 2016 and 2015.
Note 6 - Property and Equipment, Net

The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	March 31, 2016	December 31, 2015
Land	$4.6	$4.6
Buildings and leasehold improvements	21.9	21.7
Machinery and equipment	923.4	912.9
Office furniture and equipment	140.3	136.9
Construction in progress	13.7	10.8
Total property and equipment	$1,103.9	$1,086.9
Less accumulated depreciation and amortization	(555.9)	(528.2)
Property and equipment, net	$548.0	$558.7
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $104.7 million and $101.4 million as of March 31, 2016 and December 31, 2015, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $34.2 million and $33.4 million as of March 31, 2016 and December 31, 2015, respectively. Depreciation and amortization expense associated with property and equipment for the three month periods ended March 31, 2016 and 2015 totaled $33.7 million and $35.3 million, respectively.
Note 7 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	March 31, 2016	December 31, 2015
Senior secured credit facility:
Revolving loans	October 29, 2018	$230.9	$208.5
Term loan	November 21, 2019	246.9	250.0
4.875% Senior Notes	March 15, 2023	400.0	400.0
Other credit facilities	Varies	14.9	16.4
Capital lease obligations, weighted average interest rate of 2.8%	In installments through June 13, 2021	117.9	130.9
Notes payable, equipment, weighted average interest rate of 2.8%	In installments through May 31, 2018	14.2	17.4
Total debt		$1,024.8	$1,023.2
Less unamortized deferred financing costs		(12.0)	(12.9)
Less current maturities		(74.1)	(77.4)
Long-term debt		$938.7	$932.9
Senior Secured Credit Facility
The Company has a senior secured credit facility, referred to as the Credit Facility. Under the Credit Facility, aggregate borrowing commitments total approximately $1.25 billion, composed of $1.0 billion of revolving commitments and a term loan in the principal amount of $247 million (the “Term Loan”). As of March 31, 2016 and December 31, 2015, outstanding revolving loans under the Credit Facility accrued interest at weighted average rates of approximately 3.38% and 2.95% per annum, respectively, and the Term Loan accrued interest at a rate of 2.43% and 2.42% as of March 31, 2016 and December 31, 2015, respectively. Letters of credit of approximately $403.8 million and $292.8 million were issued as of March 31, 2016 and December 31, 2015, respectively. As of both March 31, 2016 and December 31, 2015, letter of credit fees accrued at 1% per annum for performance standby letters of credit and at 2% for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of March 31, 2016 and December 31, 2015, borrowing capacity of $365.3 million and $498.7 million, respectively, was available for revolving loans, or up to $46.2 million and $157.2 million, respectively, for new letters of credit. Borrowing capacity as of March 31, 2016 and December 31, 2015 included $104.6 million and $111.8 million, respectively, of availability in either Canadian dollars or Mexican pesos. The unused facility fee was 0.40% as of both March 31, 2016 and December 31, 2015. The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”), and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.

Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are primarily denominated in Canadian dollars. Maximum borrowing capacity totaled Canadian $40.0 million as of both March 31, 2016 and December 31, 2015, or approximately $30.8 million and $28.9 million, respectively. Outstanding borrowings totaled approximately $14.9 million and $16.4 million as of March 31, 2016 and December 31, 2015, respectively. Outstanding borrowings accrued interest at a weighted average rate of 3.6% as of both March 31, 2016 and December 31, 2015. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities are classified within long-term debt in the Company’s consolidated balance sheets. The Company’s other credit facilities are subject to customary provisions and covenants.
Debt Guarantees and Covenants
The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt and are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness. See Note 16 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information.
MasTec was in compliance with the provisions and covenants contained in its outstanding debt instruments as of March 31, 2016 and December 31, 2015.
Additional Information
As of March 31, 2016 and December 31, 2015, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $3.4 million and $7.7 million, respectively. For detailed discussion and additional information pertaining to the Company’s debt instruments, see Note 8 - Debt in the Company’s 2015 Form 10-K.
Note 8 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide financing for machinery and equipment, which expire on various dates. The gross amount of assets held under capital leases as of March 31, 2016 and December 31, 2015, which are included within property and equipment, net, in the consolidated balance sheets, totaled $285.0 million and $286.3 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $185.6 million and $193.3 million as of March 31, 2016 and December 31, 2015, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 15 - Related Party Transactions. Rent expense relating to operating leases that have non-cancelable terms in excess of one year totaled approximately $24.6 million and $20.1 million for the three month periods ended March 31, 2016 and 2015, respectively. The Company also incurred expenses relating to facilities, vehicles and equipment having original terms of one year or less totaling approximately $46.5 million and $42.8 million for the three month periods ended March 31, 2016 and 2015, respectively.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which stock options, restricted stock awards and restricted stock units are reserved for issuance. Under all stock-based compensation plans in effect as of March 31, 2016, there were approximately 5,363,000 shares available for future grant, including 1,000,000 shares that became available in January 2016.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”), which are valued based on the closing share price of MasTec common stock on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of March 31, 2016 was approximately $25.2 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. The intrinsic value, or fair value, of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.2 million and $2.6 million for the three month periods ended March 31, 2016 and 2015, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2015	1,630,232	$22.94
Granted	421,037	12.81
Vested	(14,937)	13.26
Canceled/forfeited	(35,250)	24.57
Non-vested restricted shares, as of March 31, 2016	2,001,082	$20.85

(a)	Includes 48,250 and 32,250 restricted stock units as of March 31, 2016 and December 31, 2015, respectively.

Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. All outstanding stock options are fully vested.

Activity, stock options:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (a) (in millions)
Options outstanding and exercisable as of December 31, 2015	202,700	$13.06	0.55	$0.9
Exercised	(102,700)	13.19
Options outstanding and exercisable as of March 31, 2016	100,000	$12.93	0.34	$0.7

(a)
Amount represents the difference between the exercise price and the closing share price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The intrinsic value of options exercised, which is based on the difference between the exercise price and the closing market share price of the Company’s common stock on the date of exercise, totaled $0.7 million and $0.5 million for the three month periods ended March 31, 2016 and 2015, respectively. Proceeds from options exercised during the three month periods ended March 31, 2016 and 2015 totaled $1.4 million and $0.3 million, respectively.
Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively “ESPPs”) under which shares of the Company's common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Cash proceeds (in millions)	$0.6	$0.9
Common shares issued	43,172	57,258
Weighted average price per share	$14.77	$16.41
Weighted average per share grant date fair value	$4.03	$4.43
Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax benefits for the periods indicated were as follows (in millions):

	For the Three Months Ended March 31,
	2016	2015
Non-cash stock-based compensation expense	$3.5	$3.6
Income Tax Effects:
Income tax benefit from non-cash stock-based compensation	$1.6	$1.4
Excess tax benefit from non-cash stock-based compensation (a)	$0.2	$—

(a)
Excess tax benefits, which represent cash flows from tax deductions in excess of the tax effect of compensation expense associated with exercised stock options and vested restricted shares, are classified as financing cash flows in the Company’s condensed unaudited consolidated statements of cash flows. There were no excess tax benefits for the three month period ended March 31, 2015.
Note 10 – Other Retirement Plans
Multiemployer Plans. Certain of MasTec’s subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects. Total contributions to multiemployer plans, and the related number of employees covered by these plans, including with respect to the Company’s Canadian operations, for the periods indicated were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended March 31:
2016	1,112	1,409	$4.8	$2.2	$7.0
2015	590	1,124	$3.4	$2.2	$5.6
The average number of employees covered under multiemployer plans increased for the three month period ended March 31, 2016 as compared with the same period in 2015 due primarily to an increase in the Company’s union resource-based projects for its oil and gas operations in the U.S., which resulted in an increase in total multiemployer plan contributions.
Note 11 – Equity
Share Activity
In February 2016, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2016 Share Repurchase Program”). Under the 2016 Share Repurchase Program, the Company may repurchase shares from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases will be determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The share repurchase program may be modified or suspended at any time, at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, will be funded with available cash or with availability under the Credit Facility. As of March 31, 2016, no shares of the Company’s common stock have been repurchased under this program.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive losses totaled $74.7 million and $72.4 million as of March 31, 2016 and December 31, 2015, respectively. For the three month period ended March 31, 2016 unrealized foreign currency translation gains totaled $5.6 million, and for the three month period ended March 31, 2015, unrealized foreign currency translation losses totaled $22.0 million. Unrealized foreign currency gains and losses relate primarily to fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar. Foreign currency activity is related primarily to the Company’s Canadian operations, including expansion of certain of the Company’s organic business operations into Canada. Unrecognized unrealized fair market value losses on interest rate swaps held by the Company’s equity method investments in the Waha JVs totaled $13.0 million, or $8.0 million net of tax, for the three month period ended March 31, 2016. See Note 4 - Fair Value of Financial Instruments.
Note 12 - Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. As of March 31, 2016, the Company had $13.1 million of current deferred tax assets, net, and $174.4 million of long-term deferred tax liabilities, net. As of December 31, 2015, current deferred tax assets, net, totaled $19.2 million and long-term deferred tax liabilities, net, totaled $188.8 million.

Note 13 - Segments and Related Information
Segment Discussion
MasTec manages its operations under five operating segments, which represent MasTec’s five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for MasTec’s labor-based construction services. All five reportable segments derive their revenue from the engineering, installation and maintenance of infrastructure, primarily in North America.
The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, distribution infrastructure for electrical utilities, among others. MasTec performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of industrial infrastructure. The Other segment includes a proportionately consolidated non-controlled Canadian joint venture, equity method investments and other small business units that perform construction and other services in a variety of international end-markets.
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
For the three month period ended March 31, 2016: (i) Oil and Gas segment EBITDA included project losses of $13.5 million on a western Canadian oil and gas project and $3.4 million of restructuring charges to streamline the operations of its western Canadian oil and gas operations; and (ii) Electrical Transmission segment EBITDA included a project loss of $15.1 million and $0.7 million of restructuring charges to streamline certain of its business operations. For the three month period ended March 31, 2015: (i) Communications segment EBITDA included $8.8 million of WesTower Communications Inc. (“WesTower”) acquisition integration costs; (ii) Power Generation and Industrial segment EBITDA included $16.0 million of losses on a Canadian wind project; (iii) Other segment EBITDA included $5.5 million of project losses on a proportionately consolidated non-controlled Canadian joint venture; and (iv) Corporate segment EBITDA included $3.0 million of Audit Committee independent investigation related costs resulting from the independent investigation of the Audit Committee that was completed in the fourth quarter of 2015.
Restructuring costs, which are included within general and administrative expenses in the condensed unaudited consolidated statements of operations, consisted primarily of employee termination costs and other restructuring-type costs, including lease termination expenses. As of March 31, 2016, $2.0 million was included within various current liability accounts in the condensed unaudited consolidated balance sheets in connection with these restructuring costs.

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables (in millions):

	For the Three Months Ended March 31,
Revenue:	2016	2015
Communications (a)	$511.6	$469.9
Oil and Gas	292.7	326.8
Electrical Transmission	86.3	116.0
Power Generation and Industrial	81.4	84.3
Other	3.4	6.6
Eliminations	(1.2)	(0.3)
Consolidated revenue	$974.2	$1,003.3

(a)	Revenue generated primarily by utilities customers represented 10.4% and 8.8% of Communications segment revenue for the three month periods ended March 31, 2016 and 2015, respectively.

	For the Three Months Ended March 31,
EBITDA:	2016	2015
Communications	$61.7	$51.7
Oil and Gas (a)	16.2	21.5
Electrical Transmission	(23.8)	(2.5)
Power Generation and Industrial	2.9	(8.9)
Other (b)	0.2	(5.1)
Corporate	(11.0)	(13.9)
Consolidated EBITDA	$46.2	$42.8

(a)
Oil and Gas EBITDA includes equity in earnings from unconsolidated affiliates of $3.6 million for the three month period ended March 31, 2016, and equity in losses from unconsolidated affiliates of $0.6 million for the three month period ended March 31, 2015.

(b)	Other EBITDA includes equity in losses from unconsolidated affiliates of $0.5 million for the three month period ended March 31, 2016.

	For the Three Months Ended March 31,
Depreciation and Amortization:	2016	2015
Communications	$12.3	$12.0
Oil and Gas	18.2	22.0
Electrical Transmission	5.2	5.2
Power Generation and Industrial	1.5	1.6
Other	0.0	0.1
Corporate	1.8	1.7
Consolidated depreciation and amortization	$39.0	$42.6

The following table presents a reconciliation of EBITDA to consolidated loss before income taxes (in millions):

	For the Three Months Ended March 31,
EBITDA Reconciliation:	2016	2015
EBITDA	$46.2	$42.8
Less:
Interest expense, net	(12.2)	(11.0)
Depreciation and amortization	(39.0)	(42.6)
Loss before income taxes	$(5.0)	$(10.7)
Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico and other international markets. For the three month periods ended March 31, 2016 and 2015, revenue of $890.7 million and $820.2 million, respectively, was derived from U.S. operations, and revenue of $83.5 million and $183.1 million, respectively, was derived from foreign operations, primarily in Canada. The majority of the Company’s foreign operations during the three month periods ended March 31, 2016 and 2015 were in the Company’s Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $453.8 million and $464.6 million as of March 31, 2016 and December 31, 2015, respectively. Long-lived assets held in foreign countries, primarily in Canada, included property and equipment, net, of $94.2 million and $94.1 million as of March 31, 2016 and December 31, 2015, respectively. As of both March 31, 2016 and December 31, 2015 intangible assets and goodwill, net, totaled approximately $1.1 billion related to the Company’s U.S. operations. Intangible assets and goodwill, net, of approximately $113.7 million and $107.3 million as of March 31, 2016 and December 31, 2015, respectively, related to businesses in foreign countries, primarily in Canada. Foreign customers accounted for approximately 13% and 17% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less billings in excess of costs and earnings, as of March 31, 2016 and December 31, 2015, respectively.

Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended March 31,
Customer:	2016	2015
AT&T (including DIRECTV®) (a)(b)	39%	32%
Energy Transfer affiliates (c)	18%	5%

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

(c)
The Company's relationship with Energy Transfer affiliates is based upon various construction contracts for pipeline activities with Energy Transfer Partners L.P., Sunoco Logistics Partners L.P., and their subsidiaries and affiliates, all of which are consolidated by Energy Transfer Equity, L.P. Revenue from Energy Transfer affiliates is included in the Oil and Gas segment.

Note 14 - Commitments and Contingencies
In addition to the matters discussed below, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. The outcome of such cases, claims and disputes, including those set forth below, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Wrigley v. MasTec, Inc. In May 2015, a putative class action lawsuit (the “Lawsuit”), Wrigley v. MasTec, Inc., et. al. (Case No. 1:15-cv-21740) was filed in the United States District Court, Southern District of Florida, naming the Company, the Company’s Chief Executive Officer, José R. Mas, and the Company’s Chief Financial Officer, George L. Pita, as defendants. In August 2015, co-lead plaintiffs were appointed, and an amended complaint was filed in October 2015. The Lawsuit has been purportedly brought by a shareholder, both individually and on behalf of a putative class of shareholders, alleging violations of the federal securities laws arising from alleged false or misleading statements contained in, or alleged material omissions from, certain of the Company’s filings with the Securities and Exchange Commission (the “SEC”) and other statements, in each case with respect to accounting matters that are the subject of the Audit Committee’s independent internal investigation. The amended complaint seeks damages stemming from losses Plaintiffs claim to have suffered as a result of purchasing Company securities at an allegedly inflated market price. The Company has filed a motion to dismiss the amended complaint and the District Court has scheduled a two-week trial period beginning in March 2017 pending its ruling on the Company’s motion to dismiss. The Company believes that the Lawsuit is without merit and intends to vigorously defend against it; however, there can be no assurance that the Company will be successful in its defense.
Other Commitments and Contingencies
Regulatory Matters. As previously disclosed, the Company self-reported to the staff of the SEC (the “Staff”) regarding the previously disclosed Audit Committee’s independent investigation. On December 2, 2015, the Company was notified by the Staff that it had commenced a formal civil investigation relating to the previously disclosed adjustments to the 2014 quarterly condensed unaudited consolidated financial statements and Audit Committee independent investigation. The Company intends to continue full cooperation with the SEC.
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity method investments. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2016 and December 31, 2015, there were $403.8 million and $292.8 million, respectively, of letters of credit issued under the Company’s Credit Facility. The Company is not aware of material claims relating to outstanding letters of credit as of March 31, 2016 or December 31, 2015.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2016, the estimated cost to complete projects secured by the Company’s $147.8 million in performance and payment bonds was $21.6 million. As of December 31, 2015, the estimated cost to complete projects secured by the Company’s $539.3 million in performance and payment bonds was $36.0 million. These amounts do not include performance and payment bonds associated with the Company’s equity method investments and proportionately consolidated non-controlled Canadian joint venture, which are discussed in Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions.

Investments in Affiliates and Other Entities. The Company holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture, which is managed by a third party, for the purpose of providing infrastructure construction services for a civil construction project. See Note 15 - Related Party Transactions. This joint venture automatically terminates upon completion of the project. Losses incurred by the joint venture are generally shared proportionally by the joint venture members, with members of the joint venture jointly and severally liable for all of the obligations of the joint venture. The joint venture agreement provides that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partner fails or refuses to pay or perform its share of the obligations. As of March 31, 2016, the Company was not aware of circumstances that would reasonably lead to future claims against it for material amounts.
The Company has other investment arrangements, including equity investments in joint ventures, as discussed in Note 4 - Fair Value of Financial Instruments. From time to time, the Company may provide financing, performance, financial and/or other guarantees to or on behalf of its unconsolidated affiliates, including its equity method investees and/or proportionately consolidated non-controlled Canadian joint venture.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of March 31, 2016 and December 31, 2015, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $76.4 million and $76.1 million, respectively, of which $46.6 million and $47.5 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims as of March 31, 2016 and December 31, 2015 totaled $2.0 million and $1.6 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $83.2 million as of both March 31, 2016 and December 31, 2015. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets in the consolidated balance sheets, amounted to $1.3 million for these policies as of both March 31, 2016 and December 31, 2015. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $13.4 million as of both March 31, 2016 and December 31, 2015.
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
Collective Bargaining Agreements and Multiemployer Plans. As discussed in Note 10 - Other Retirement Plans, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multiemployer pension plans, subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law pertaining to employers that are contributors to U.S.-registered multiemployer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of contributing employers from, an underfunded multiemployer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multiemployer plan’s unfunded vested liabilities. These liabilities include an allocable share of the unfunded vested benefits of the plan for all plan participants, not only for benefits payable to participants of the contributing employer. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if the other participating employers cease to contribute to, or withdraw from, the plan. The allocable portion of liability to participating employers could be more disproportionate if employers that have withdrawn from the plan are insolvent, or if they otherwise fail to pay their proportionate share of the withdrawal liability. The Company currently contributes, and in the past has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. Other than the Company’s 2011 withdrawal from Central States Southeast and Southwest Areas Pension Fund (“Central States”), as discussed below, and certain other underfunded plans, also discussed below, the Company does not have plans to withdraw from, and, other than Central States, is not aware of related liabilities associated with these plans. However, there can be no assurance that the Company will not be assessed liabilities in the future. The Pension Protection Act of 2006 requires that underfunded pension plans improve their funding ratios within prescribed intervals based on their level of underfunding, under which benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (the “IRS”) may impose on the employers contributing to such plan a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency.
Based upon the information available to the Company from plan administrators as of March 31, 2016, several of the multiemployer pension plans in which it participates are underfunded and, as a result, the Company could be required to increase its contributions, including in the form of a surcharge on future benefit contributions. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans. In November 2014, the Company, along with other members of the Pipe Line Contractors Association (the “PLCA”), voluntarily terminated its participation in several defined benefit multiemployer pension plans. Additionally, in November 2011, the Company, along with other members of the PLCA, voluntarily withdrew from Central States, for which a $6.4 million withdrawal liability was established as of the date of withdrawal. In the first quarter of 2016, the Company paid $3.0 million, which represented the balance of the recorded withdrawal liability as of December 31, 2015. The Company is in arbitration to determine if there is any remaining liability for interest owed on this withdrawal liability, or whether the amount can be further reduced based on arguments available to the Company. Although the Company does not expect this amount, whether an increase or a decrease, if any, to be material, there can be no assurance as to the final determination.

Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of March 31, 2016 and December 31, 2015, the Company was not aware of material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec has also issued performance and other guarantees in connection with its undivided interest in a proportionately consolidated non-controlled Canadian joint venture and certain of its equity investees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for discussion of certain of the Company’s equity method investees and other investment arrangements, including related guarantees. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. Much of the work performed by the Company is evaluated for defects shortly after the work is completed. MasTec has not historically accrued reserves for potential warranty claims as they have not been material. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, or, if customers elect to repair or replace the warrantied item using the services of another provider, the Company could be required to pay for the cost of the repair or replacement.
Concentrations of Risk. The Company had approximately 310 customers for the three month period ended March 31, 2016, and as of March 31, 2016, one customer accounted for approximately 14% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less billings in excess of costs and earnings. As of December 31, 2015, a separate customer accounted for approximately 12% of the Company’s consolidated net accounts receivable position. In addition, the Company derived 73% and 60%, respectively, of its revenue from its top ten customers for the three month periods ended March 31, 2016 and 2015, giving retroactive effect to the acquisition of DIRECTV® by AT&T.
Note 15 - Related Party Transactions
The Company’s 2014 acquisition of Pacer included a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture. Pacer’s undivided interest in this contractual joint venture automatically terminates upon completion of the project. Pacer has minimal direct involvement in the remaining work on this project. For the three month periods ended March 31, 2016 and 2015, revenue recognized by Pacer in connection with work performed for this contractual joint venture totaled $0.3 million and $0.6 million, respectively. As of March 31, 2016 and December 31, 2015, receivables from this contractual joint venture totaled $0.8 million and $1.2 million, respectively. Performance guarantees associated with this contractual joint venture as of both March 31, 2016 and December 31, 2015 totaled Canadian $132.1 million (or approximately $101.6 million and $95.4 million, respectively), based on the full contract value of the project, for which Pacer is obligated on a joint and several basis with its other joint venture partner. In addition, from time to time, the Company may provide financing to this contractual joint venture. There were $3.5 million of such payments made during the three month period ended March 31, 2016. As of March 31, 2016, there were no additional amounts committed by Pacer to this contractual joint venture. Subsequent to March 31, 2016, Pacer made a payment of $1.4 million.
MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Cross Country Pipeline Supply, Inc. (“CCP”), in which the Company has a cost method investment of $15 million. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCP. Additionally, an entity owned by Jorge, José and Juan Carlos Mas is a minority shareholder of CCP. For the three month periods ended March 31, 2016 and 2015, MasTec paid CCP approximately $0.8 million, net of rebates of approximately $0.4 million, and $1.7 million, respectively, for equipment supplies, rentals, leases and servicing, and as of March 31, 2016 and December 31, 2015, related payables totaled approximately $0.7 million and $0.6 million, respectively.
MasTec entered into a subcontracting arrangement in the first quarter of 2016 for the performance of ancillary services with an entity, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of the management of a subsidiary of the Company. MasTec incurred $1.5 million of expenses under this subcontracting arrangement for the three months ended March 31, 2016 and as of March 31, 2016, related amounts payable totaled $1.2 million.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a majority interest. For both the three month periods ended March 31, 2016 and 2015, MasTec charged approximately $0.2 million to this customer. As of both March 31, 2016 and December 31, 2015, outstanding receivables from employee leasing arrangements with this customer totaled $0.1 million. The Company also provides satellite communication services to this customer. For both the three month periods ended March 31, 2016 and 2015, revenue from satellite communication services provided to this customer totaled approximately $0.2 million, and as of March 31, 2016 and December 31, 2015, receivables totaled approximately $0.4 million and $0.3 million, respectively.
The Company entered into a leasing arrangement in 2015 with a third party that leases an aircraft from a Company owned by Jorge Mas. The Company paid $0.7 million under this leasing arrangement for the three month period ended March 31, 2016. There were no payments under this leasing arrangement for the three month period ended March 31, 2015.
Certain of the Company’s subsidiaries have entered into related party lease arrangements for operational facilities and equipment, typically with the former owners of acquired businesses. Related party lease payments for the three month periods ended March 31, 2016 and 2015 totaled approximately $9.1 million and $5.3 million, respectively, and as of March 31, 2016 and December 31, 2015, payables totaled approximately $0.8 million and $0.1 million, respectively. In addition, certain subsidiaries have entered into related party arrangements for various types of supplies and services, including project-related site restoration and marketing and business development activities, for which the Company paid approximately $3.1 million and $0.9 million for the three month periods ended March 31, 2016 and 2015, respectively, and as of March 31, 2016 and December 31, 2015, payables totaled approximately $1.0 million and $2.1 million, respectively.

Split Dollar Agreements
MasTec has split dollar agreements with each of José R. Mas and Jorge Mas. No payments were made in connection with these agreements in either of the three month periods ended March 31, 2016 or 2015. As of both March 31, 2016 and December 31, 2015, life insurance assets associated with these agreements totaled $13.0 million, and were included within other long-term assets in the consolidated balance sheets.
Note 16 – Supplemental Guarantor Condensed Unaudited Consolidating Financial Information
The 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”) The Company’s subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee any of these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including: upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary; if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
The following supplemental financial information sets forth the condensed unaudited consolidating balance sheets and the condensed unaudited consolidating statements of operations and comprehensive income (loss) and cash flows for MasTec, Inc., the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the eliminations necessary to arrive at the information for the Company as reported on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among MasTec, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Investments in subsidiaries are accounted for using the equity method for this presentation.

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Three Months Ended March 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$878.1	$96.1	$—	$974.2
Costs of revenue, excluding depreciation and amortization	—	777.2	107.2	—	884.4
Depreciation and amortization	—	31.3	7.7	—	39.0
General and administrative expenses	0.6	50.0	9.4	—	60.0
Interest expense (income), net	—	27.4	(15.2)	—	12.2
Equity in earnings of unconsolidated affiliates	—	—	(3.1)	—	(3.1)
Other income, net	—	(11.3)	(2.1)	—	(13.4)
Loss (income) before income taxes	$(0.6)	$3.4	$(7.8)	$—	$(5.0)
Benefit from (provision for) income taxes	0.2	(1.3)	3.2	—	2.1
Net loss (income) before equity in losses from subsidiaries	$(0.4)	$2.1	$(4.6)	$—	$(2.9)
Equity in losses from subsidiaries, net of tax	(2.3)	—	—	2.3	—
Net (loss) income	$(2.7)	$2.1	$(4.6)	$2.3	$(2.9)
Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)
Net (loss) income attributable to MasTec, Inc.	$(2.7)	$2.1	$(4.4)	$2.3	$(2.7)
Comprehensive (loss) income	$(5.1)	$2.1	$(7.0)	$4.7	$(5.3)

For the Three Months Ended March 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$803.0	$201.7	$(1.4)	$1,003.3
Costs of revenue, excluding depreciation and amortization	—	682.7	205.1	(1.4)	886.4
Depreciation and amortization	—	32.3	10.3	—	42.6
General and administrative expenses	0.6	66.2	7.2	—	74.0
Interest expense (income), net	—	27.1	(16.1)	—	11.0
Equity in losses of unconsolidated affiliates	—	—	0.6	—	0.6
Other (income) expense, net	—	(0.9)	0.3	—	(0.6)
Loss before income taxes	$(0.6)	$(4.4)	$(5.7)	$—	$(10.7)
Benefit from income taxes	0.2	1.7	2.4	—	4.4
Net loss before equity in losses from subsidiaries	$(0.4)	$(2.7)	$(3.3)	$—	$(6.4)
Equity in losses from subsidiaries, net of tax	(5.9)	—	—	5.9	—
Net (loss) income	$(6.3)	$(2.7)	$(3.3)	$5.9	$(6.4)
Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)
Net (loss) income attributable to MasTec, Inc.	$(6.3)	$(2.7)	$(3.2)	$5.9	$(6.3)
Comprehensive (loss) income	$(28.3)	$(2.7)	$(25.4)	$28.0	$(28.4)

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of March 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$1,017.8	$180.7	$—	$1,198.5
Property and equipment, net	—	437.9	110.0	—	548.0
Goodwill and other intangible assets, net	—	1,043.4	146.1	—	1,189.5
Investments in and advances to consolidated affiliates, net	931.0	78.9	76.0	(1,085.9)	—
Other long-term assets	9.3	19.6	21.8	—	50.7
Total assets	$940.3	$2,597.6	$534.6	$(1,085.9)	$2,986.6
Liabilities and equity
Total current liabilities	$—	$679.0	$132.7	$—	$811.7
Long-term debt	—	909.3	29.4	—	938.7
Other long-term liabilities	—	257.4	34.9	—	292.3
Total liabilities	$—	$1,845.7	$197.0	$—	$2,042.8
Total equity	$940.3	$751.9	$337.6	$(1,085.9)	$943.9
Total liabilities and equity	$940.3	$2,597.6	$534.6	$(1,085.9)	$2,986.6

As of December 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$927.4	$202.4	$—	$1,129.8
Property and equipment, net	—	448.2	110.5	—	558.7
Goodwill and other intangible assets, net	—	1,047.4	140.5	—	1,187.9
Investments in and advances to consolidated affiliates, net	930.3	103.7	50.6	(1,084.6)	—
Other long-term assets	9.3	24.4	17.3	—	51.0
Total assets	$939.6	$2,551.1	$521.3	$(1,084.6)	$2,927.3
Liabilities and equity
Total current liabilities	$—	$632.9	$119.6	$—	$752.5
Long-term debt	—	900.1	32.8	—	932.9
Other long-term liabilities	—	275.5	23.0	—	298.5
Total liabilities	$—	$1,808.5	$175.4	$—	$1,984.0
Total equity	$939.6	$742.5	$345.9	$(1,084.6)	$943.4
Total liabilities and equity	$939.6	$2,551.0	$521.3	$(1,084.6)	$2,927.3

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Three Months Ended March 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$—	$(5.3)	$21.2	$—	$15.9
Cash flows (used in) provided by investing activities:
Capital expenditures	—	(12.2)	(1.1)	—	(13.3)
Proceeds from sale of property and equipment	—	1.5	0.7	—	2.2
Payments for other investments	—	—	(1.5)	—	(1.5)
Net cash used in investing activities	$—	$(10.7)	$(1.9)	$—	$(12.6)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	—	286.8	48.9	—	335.7
Repayments of credit facilities	—	(270.5)	(50.2)	—	(320.7)
Repayments of other borrowings and capital lease obligations	—	(16.3)	(4.3)	—	(20.6)
Proceeds from stock-based awards, net of tax withholdings	2.0	(0.2)	—	—	1.8
Excess tax benefit from stock-based compensation	—	0.2	—	—	0.2
Net financing activities and advances from (to) consolidated affiliates	(2.0)	13.6	(11.6)	—	—
Net cash provided by (used in) financing activities	$—	$13.6	$(17.2)	$—	$(3.6)
Effect of currency translation on cash	—	—	(0.7)	—	(0.7)
Net (decrease) increase in cash and cash equivalents	$—	$(2.5)	$1.4	$—	$(1.1)
Cash and cash equivalents - beginning of period	—	4.7	0.3	—	5.0
Cash and cash equivalents - end of period	$—	$2.2	$1.7	$—	$3.9

For the Three Months Ended March 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(0.4)	$175.9	$(56.7)	$—	$118.8
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(0.1)	—	—	(0.1)
Capital expenditures	—	(17.9)	(1.8)	—	(19.7)
Proceeds from sale of property and equipment	—	1.2	0.2	—	1.4
Payments for other investments	$—	$(32.0)	$—	$—	$(32.0)
Net cash used in investing activities	$—	$(48.8)	$(1.6)	$—	$(50.4)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	$—	$251.0	$188.5	$—	$439.5
Repayments of credit facilities	—	(224.7)	(180.1)	—	(404.8)
Repayments of other borrowings and capital lease obligations	—	(10.7)	(4.4)	—	(15.1)
Repurchase of common stock	(83.3)	—	—	—	(83.3)
Proceeds from stock-based awards, net of tax withholdings	1.1	(0.2)	—	—	0.9
Net financing activities and advances from (to) consolidated affiliates	82.6	(135.7)	53.1	—	—
Net cash provided by (used in) financing activities	$0.4	$(120.3)	$57.1	$—	$(62.8)
Effect of currency translation on cash	—	—	(1.0)	—	(1.0)
Net increase (decrease) in cash and cash equivalents	$—	$6.8	$(2.2)	$—	$4.6
Cash and cash equivalents - beginning of period	—	18.5	5.6	—	24.1
Cash and cash equivalents - end of period	$—	$25.3	$3.4	$—	$28.7

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
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our 2015 Form 10-K, including those described under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in the 2015 Form 10-K, as updated by Item 1A, “Risk Factors” in this report and other filings we make with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our business, financial position and results of operations as of and for the three month periods ended March 31, 2016 and 2015. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2015 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber and satellite communications; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; conventional and renewable power generation; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for more than 85 years. We offer our services primarily under the MasTec service mark and, as of March 31, 2016, we had approximately 16,600 employees and 475 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services.
The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline/fiber communications and install-to-the-home customers, and to a lesser extent, distribution infrastructure for electrical utilities, among others. We perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through our Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of industrial infrastructure. The Other segment includes a proportionately consolidated non-controlled Canadian joint venture, equity method investments and other small business units that perform construction and other services in a variety of international end-markets.

See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which are incorporated by reference, for details pertaining to segment classifications, as well as operating results by segment and for significant customer concentrations.
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

Reportable Segment (in millions):	March 31, 2016	December 31, 2015	March 31, 2015
Communications	$3,257	$3,138	$2,862
Oil and Gas	1,883	2,006	850
Electrical Transmission	266	252	212
Power Generation and Industrial	238	265	261
Other	27	13	25
Estimated 18-month backlog	$5,671	$5,674	$4,210

We expect to realize approximately 70% of our March 31, 2016 backlog in 2016. Our backlog estimates include amounts under master service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services; and most of these agreements can be canceled on short or no advance notice. Just over half of our estimated backlog as of March 31, 2016 represented amounts under master service or other service agreements. In the past, we have occasionally experienced cancellations and reductions in expected future work from master service agreements for our wireless customers as a result of changes in their spending plans, as well as cancellations and deferrals of certain oil and gas projects, primarily in western Canada, due to volatility in the oil markets. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

Backlog is not a term recognized under U.S. GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.
Economic, Industry and Market Factors
We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to rationalization of our customers’ capital and maintenance budgets in certain end-markets. Fluctuations in market prices for oil, gas and other fuel sources can affect demand for our services, in particular, pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industry, particularly when work is deferred, can result, and in recent years, has resulted, in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market and industry factors, such as (i) changes to our customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve, such as the July 2015 acquisition of DIRECTV® by AT&T; (iii) access to capital for customers in the industries we serve; (iv) changes in technology, tax and other incentives; (v) renewable energy portfolio standards; and (vi) new or changing regulatory requirements affecting the industries we serve, can also affect demand for our services. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, changes in these factors.
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

Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements, which is incorporated by reference, and to our 2015 Form 10-K for discussion of our significant accounting policies. During the first quarter of 2016, after reviewing its reporting units for indicators of impairment, management performed a quantitative assessment of the goodwill associated with its Electrical Transmission operating segment. As of March 31, 2016, the estimated fair value of the Electrical Transmission operating segment was estimated to exceed its carrying value by approximately 4%. Significant changes in assumptions or estimates, such as a reduction in profitability and/or cash flows, could result in a non-cash goodwill impairment charge of this operating segment in the future.
We believe that our accounting estimates pertaining to: revenue and cost recognition for percentage-of-completion projects, including related project profit or loss, which we define as project revenue less project costs of revenue, including certain depreciation; allowances for doubtful accounts; fair value estimates in connection with business acquisitions, in particular, estimated values of net assets acquired and estimated liabilities for future earn-out obligations; valuations of goodwill and indefinite-lived intangible assets; income taxes; self-insurance liabilities; and litigation and other contingencies are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management.
Results of Operations
Comparison of Quarterly Results
The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of certain items, which are described in the comparison of results section below.

	For the Three Months Ended March 31,
	2016		2015
Revenue	$974.2	100.0%	$1,003.3	100.0%
Costs of revenue, excluding depreciation and amortization	884.4	90.8%	886.4	88.4%
Depreciation and amortization	39.0	4.0%	42.6	4.2%
General and administrative expenses	60.0	6.2%	74.0	7.4%
Interest expense, net	12.2	1.2%	11.0	1.1%
Equity in (earnings) losses of unconsolidated affiliates	(3.1)	(0.3)%	0.6	0.1%
Other income, net	(13.4)	(1.4)%	(0.6)	(0.1)%
Loss before income taxes	$(5.0)	(0.5)%	$(10.7)	(1.1)%
Benefit from income taxes	2.1	0.2%	4.4	0.4%
Net loss	$(2.9)	(0.3)%	$(6.4)	(0.6)%
Net loss attributable to non-controlling interests	(0.2)	(0.0)%	(0.1)	(0.0)%
Net loss attributable to MasTec, Inc.	$(2.7)	(0.3)%	$(6.3)	(0.6)%

We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. Management’s review of reportable segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. We calculate EBITDA for segment reporting purposes consistently with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described following the comparison of results discussion below. The following table presents revenue, EBITDA and EBITDA margin by reportable segment for the periods indicated (dollar amounts in millions):

	Revenue		EBITDA and EBITDA Margin
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Reportable Segment:	2016	2015	2016		2015
Communications	$511.6	$469.9	$61.7	12.1%	$51.7	11.0%
Oil and Gas	292.7	326.8	16.2	5.5%	21.5	6.6%
Electrical Transmission	86.3	116.0	(23.8)	(27.5)%	(2.5)	(2.1)%
Power Generation and Industrial	81.4	84.3	2.9	3.6%	(8.9)	(10.5)%
Other	3.4	6.6	0.2	6.3%	(5.1)	(77.8)%
Eliminations	(1.2)	(0.3)	—	—	—	—
Corporate	—	—	(11.0)	NA	(13.9)	NA
Consolidated Results	$974.2	$1,003.3	$46.2	4.7%	$42.8	4.3%
The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q.
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenue. For the three month period ended March 31, 2016, consolidated revenue decreased to $974 million from $1,003 million, a decrease of approximately $29 million, or 3%, as compared with the same period in 2015. Oil and Gas revenue decreased by $34 million, or 10%, Electrical Transmission revenue decreased by $30 million, or 26%, whereas Communications revenue increased by $42 million, or 9%. Power Generation and Industrial segment and Other segment revenue each decreased by approximately $3 million. A discussion of revenue by segment follows.
Communications Segment. Communications revenue was $512 million for the three month period ended March 31, 2016, as compared with $470 million for the same period in 2015, an increase of $42 million, or 9%. Revenue increased primarily as a result of higher levels of install-to-the-home services from higher volume of customer fulfillment services, primarily satellite communications installations.
Oil and Gas Segment. Oil and Gas revenue was $293 million for three month period ended March 31, 2016, as compared with $327 million for the same period in 2015, a decrease of $34 million, or 10%. The net decrease in oil and gas revenue was driven primarily by lower overall levels of gathering pipeline and related facilities project activities in our Canadian operations due to the decline in oil prices.
Electrical Transmission Segment. Electrical Transmission revenue was $86 million for the three month period ended March 31, 2016, as compared with $116 million for the same period in 2015, a decrease of $30 million, or 26%. The decrease in Electrical Transmission revenue was due to reduced project activity from the combination of lower overall market activity levels due to project delays and lower than expected success rates on new project awards during 2015.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $81 million for the three month period ended March 31, 2016, as compared with $84 million for the same period in 2015, a decrease of $3 million, or 3%.
Other Segment. Other segment revenue totaled approximately $3 million for the three month period ended March 31, 2016, as compared with $7 million for the same period in 2015, a decrease of approximately $3 million. The decrease was driven primarily by lower oil and gas operations in Mexico as compared with the same period in the prior year.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by $2 million to $884 million for the three month period ended March 31, 2016, as compared with $886 million for the same period in 2015. Lower revenue contributed a $26 million decrease in costs of revenue, excluding depreciation and amortization, whereas decreased productivity resulted in an increase of approximately $24 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 240 basis points, from 88.4% of revenue for the three month period ended March 31, 2015, to 90.8% of revenue for the same period in 2016. This increase was primarily driven by increased costs in our Electrical Transmission segment, and to a lesser extent, increases in our Communications and Oil and Gas segments. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased in our Electrical Transmission segment primarily as a result of a $15.1 million project loss on a large Electrical Transmission project. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased in our Communications segment due to increased project overhead costs in anticipation of higher levels of activity for the remainder of 2016, and, in our Oil and Gas segment, increased as a result of a $13.5 million project loss on a western Canadian oil and gas project, coupled with increased project overhead costs in anticipation of higher levels of activity for the remainder of 2016. These increases were offset, in part, by improvements in our Power Generation and Industrial and Other segments, which incurred project losses of $16.0 million on a Canadian wind farm project and $5.5 million on a proportionately consolidated non-controlled Canadian joint venture, respectively.
Depreciation and amortization. Depreciation and amortization was $39 million, or 4.0% of revenue, for the three month period ended March 31, 2016 as compared with $43 million, or 4.2% of revenue, in 2015, a decrease of $4 million, or 8%. The decrease in depreciation and amortization as compared with the prior year period was driven by lower amortization expense resulting from fully amortized intangible assets, and by lower depreciation expense as a result of lower average capitalized equipment balances, primarily in the oil and gas segment.
General and administrative expenses. General and administrative expenses were $60 million, or 6.2% of revenue, for the three month period ended March 31, 2016, as compared with $74 million, or 7.4% of revenue, for the same period in 2015, a decrease of approximately $14 million, or 19%.

General and administrative expenses for the three month period ended March 31, 2016 included restructuring charges of approximately $4 million related to our efforts to streamline our western Canadian oil and gas and our electrical transmission operations. General and administrative expenses in the prior year period included acquisition integration costs from our WesTower acquisition of approximately $9 million, and Audit Committee independent investigation expenses of $3 million, both of which were completed in 2015. Excluding the above mentioned items, for the three month period ended March 31, 2016, various other administrative costs decreased as compared with the prior year period.
Interest expense, net. Interest expense, net of interest income, was $12 million, or 1.2% of revenue, for the three month period ended March 31, 2016 as compared with $11 million, or 1.1% of revenue, in 2015. The increase in interest expense in 2016 resulted primarily from higher interest expense on our credit facilities due to higher average interest rates and higher average outstanding letters of credit in the first quarter of 2016 as compared with the same period in the prior year.
Equity in (earnings) losses of unconsolidated affiliates. Equity in (earnings) losses of unconsolidated affiliates includes our share of income or loss from equity method investments. For the three month period ended March 31, 2016, equity in earnings of unconsolidated affiliates was $3.1 million, comprised primarily of $3.6 million of earnings related to increases in expected recoveries of certain equity method investments in the final stages of liquidation, partially offset by the elimination of pipeline construction intercompany profit on our Waha JVs, which will be recognized upon completion of the pipeline construction project. For the three month period ended March 31, 2015, equity in losses of unconsolidated affiliates was $0.6 million.
Other income, net. For the three month period ended March 31, 2016, other income, net, was $13 million, as compared with $0.6 million for the three month period ended March 31, 2015. Other income, net, consists primarily of gains or losses from sales of assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. For the three month period ended March 31, 2016, other income included approximately $10 million related to a settlement in connection with a previously acquired business, and approximately $2 million of other income from changes to estimated earn-out accruals. Gains on sales of equipment totaled approximately $1 million and $0.4 million for the three month periods ended March 31, 2016 and 2015, respectively.
Benefit from income taxes. Benefit from income taxes was $2 million for the three month period ended March 31, 2016, as compared with $4 million for the same period in the prior year. In the first quarter of 2016, we had pre-tax losses of $5 million as compared with $11 million for the same period in the prior year. Our effective tax rate for the three month period ended March 31, 2016 increased versus the same period in 2015 due to the impact of lower international earnings, coupled with the impact of permanent differences.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $62 million, or 12.1% of revenue, for the three month period ended March 31, 2016 as compared with $52 million, or 11.0% of revenue, for the same period in 2015, a $10 million, or 19% increase. As a percentage of revenue, EBITDA increased by 110 basis points, or approximately $5 million. For the three month period ended March 31, 2015, Communications segment EBITDA included approximately $9 million of incremental acquisition integration costs as compared with the first quarter of 2016, whereas Communications segment EBITDA for the three month period ended March 31, 2016 included approximately $10 million from a settlement in connection with a previously acquired business, partially offset by increased overhead costs in anticipation of higher levels of activity for the remainder of 2016.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $16 million, or 5.5% of revenue, for the three month period ended March 31, 2016 as compared with $22 million, or 6.6% of revenue, for the same period in 2015, a decrease of $5 million, or 25%. As a percentage of revenue, Oil and Gas segment EBITDA decreased by approximately 100 basis points, or approximately $3 million. Oil and Gas results in the first quarter of 2016 included restructuring charges of approximately $3 million related to efforts to streamline our western Canadian oil and gas operations, as well as a project loss of $13.5 million on a western Canadian oil and gas project.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was negative $24 million, or negative 27.5% of revenue, for the three month period ended March 31, 2016 as compared with negative EBITDA of approximately $2 million, or negative 2.1% of revenue, for the same period in 2015, a decrease in EBITDA of $21 million. Electrical Transmission results in the first quarter of 2016 included restructuring charges of approximately $1 million related to efforts to streamline its operations as well as a project loss of $15.1 million on a large transmission project. This project was approximately 85% complete as of March 31, 2016.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $3 million, or 3.6% of revenue, for the three month period ended March 31, 2016, as compared with negative EBITDA of $9 million, or negative 10.5% of revenue, for the same period in 2015, an increase in EBITDA of $12 million. For the three month period ended March 31, 2015, Power Generation and Industrial segment EBITDA incurred $16 million of losses on a troubled wind project in Canada that was completed in the third quarter of 2015.
Other Segment. EBITDA from Other businesses was $0.2 million for the three month period ended March 31, 2016, as compared with negative EBITDA of $5 million for the same period in 2015. Other segment EBITDA in 2015 included $6 million of losses on a proportionately consolidated non-controlled Canadian joint venture that experienced project delays.
Corporate. Corporate EBITDA was negative $11 million for the three month period ended March 31, 2016, as compared with negative EBITDA of $14 million for the same period in 2015, representing an increase in EBITDA of $3 million. Corporate segment EBITDA for the three month period ended March 31, 2015 included $3 million of costs related to the Audit Committee independent investigation, which was completed in 2015.
Foreign Operations
Our foreign operations are primarily in Canada and Mexico. See Note 13 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference.

Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). All of these “adjusted” non-U.S. GAAP measures exclude non-cash stock-based compensation expense, restructuring charges, acquisition integration costs resulting from the WesTower acquisition, Audit Committee independent investigation related costs and project losses on a proportionately consolidated non-controlled Canadian joint venture. See Note 9 - Stock-Based Compensation and Other Employee Benefit Plans and Note 13 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which are incorporated by reference. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Additionally, these measures provide a baseline for analyzing trends in our underlying business. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash to service debt, fund capital expenditures and expand our business, but management does not consider the presented non-U.S. GAAP financial measures as measures of our liquidity. While EBITDA and Adjusted EBITDA are measures of our ability to generate cash, these measures exclude the cash impact of changes in our assets and liabilities as well as interest and income taxes. Net cash provided by operating activities in the consolidated statements of cash flows accounts for these changes in our assets and liabilities.
We believe these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net (loss) income, diluted (loss) earnings per share and net cash provided by operating activities, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed together with our U.S. GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The tables below may contain slight summation differences due to rounding.

	For the Three Months Ended March 31,
EBITDA Reconciliation:	2016		2015
Net loss	$(2.9)	(0.3)%	$(6.4)	(0.6)%
Interest expense, net	12.2	1.2%	11.0	1.1%
Benefit from income taxes	(2.1)	(0.2)%	(4.4)	(0.4)%
Depreciation and amortization	39.0	4.0%	42.6	4.2%
EBITDA	$46.2	4.7%	$42.8	4.3%
Non-cash stock-based compensation expense	3.5	0.4%	3.6	0.4%
Restructuring charges	4.1	0.4%	—	—%
Acquisition integration costs	—	—%	8.8	0.9%
Audit Committee investigation related costs	—	—%	3.0	0.3%
Losses on non-controlled joint venture	—	—%	5.5	0.5%
Adjusted EBITDA	$53.8	5.5%	$63.8	6.4%

Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, and a related reconciliation to EBITDA, for the periods indicated is as follows:

	For the Three Months Ended March 31,
Reportable Segment:	2016		2015
Communications	$61.8	12.1%	$60.5	12.9%
Oil and Gas	19.6	6.7%	21.5	6.6%
Electrical Transmission	(23.1)	(26.8)%	(2.5)	(2.1)%
Power Generation and Industrial	2.9	3.6%	(8.9)	(10.5)%
Other	0.2	6.3%	0.4	5.9%
Corporate	(7.6)	NA	(7.2)	NA
Adjusted EBITDA	$53.8	5.5%	$63.8	6.4%
Non-cash stock-based compensation expense	3.5	0.4%	3.6	0.4%
Restructuring charges	4.1	0.4%	—	—%
Acquisition integration costs	—	—%	8.8	0.9%
Audit Committee investigation related costs	—	—%	3.0	0.3%
Losses on non-controlled joint venture	—	—%	5.5	0.5%
EBITDA	$46.2	4.7%	$42.8	4.3%
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Three Months Ended March 31,
	2016	2015
Reconciliation to Net Cash Provided by Operating Activities, Total MasTec:
EBITDA	$46.2	$42.8
Non-cash stock-based compensation expense	3.5	3.6
Restructuring charges	4.1	—
Acquisition integration costs	—	8.8
Audit Committee investigation related costs	—	3.0
Losses on non-controlled joint venture	—	5.5
Adjusted EBITDA	$53.8	$63.8
Interest expense, net	(12.2)	(11.0)
Benefit from income taxes	2.1	4.4
Restructuring charges	(4.1)	—
Acquisition integration costs	—	(8.8)
Audit Committee investigation related costs	—	(3.0)
Losses on non-controlled joint venture	—	(5.5)
Adjustments to reconcile net loss to net cash provided by operating activities, excluding non-cash EBITDA adjustments (a)	(4.0)	(6.0)
Change in assets and liabilities, net of acquisitions	(19.7)	84.9
Net cash provided by operating activities, Total MasTec	$15.9	$118.8

(a)	Non-cash EBITDA adjustments include depreciation and amortization and non-cash stock-based compensation expense.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The table below reconciles Adjusted Net Income and Adjusted Diluted Earnings Per Share with reported net loss and reported diluted loss per share, the most directly comparable U.S. GAAP financial measures. Adjustments have been tax-effected using the effective tax rate for the respective periods, excluding certain discrete items. For the three month periods ended March 31, 2016 and 2015, because the reported loss, on an adjusted basis, is income, we included an additional 0.6 million and 0.5 million weighted average common stock equivalents, respectively, in our diluted share count to calculate adjusted diluted earnings per share for the respective period.

	For the Three Months Ended March 31,
	2016		2015
	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share
Reported U.S. GAAP measure	$(2.9)	$(0.03)	$(6.4)	$(0.08)
Adjustments:(a)
Non-cash stock-based compensation expense	2.0	0.03	2.1	0.03
Restructuring charges	2.4	0.03	—	—
Acquisition integration costs	—	—	5.3	0.06
Audit Committee investigation related costs	—	—	1.8	0.02
Losses on non-controlled joint venture	—	—	3.3	0.04
Adjusted non-U.S. GAAP measure	$1.5	$0.02	$6.1	$0.07

(a)	Reconciling items represent the after-tax expense and corresponding diluted per share impact for the respective adjustments presented above.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations, equity, joint venture and other investments, debt service and share repurchase programs. We also evaluate opportunities for strategic acquisitions and investments from time to time, and we may consider opportunities to repurchase, refinance or retire outstanding debt, any of which may require our use of cash.
Capital Expenditures. For the three month period ended March 31, 2016, we spent $13 million on capital expenditures, or $11 million, net of asset disposals. For the year ended December 31, 2016, we estimate that we will spend approximately $80 million to $90 million on capital expenditures, or approximately $70 million to $80 million, net of asset disposals, and expect to incur approximately $70 million to $80 million of equipment purchases under capital lease or other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisition-Related Contingent Consideration. In most of our acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of March 31, 2016 was approximately $58 million. Of this amount, $20 million represents the liability for earn-out obligations that have been earned. The remainder, $38 million, is management’s estimate of potential earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned. During the three month periods ended March 31, 2016 and 2015 we made no payments related to earn-out obligations.
Income Taxes. Cash tax payments, net of tax refunds, were $2 million for the three month period ended March 31, 2016 as compared with $1 million for the three month period ended March 31, 2015. Quarterly tax payments are based on estimates of full year taxable income activity and estimated tax rates. Our cash tax payments, which have increased in the 2016 period as compared with the 2015 period, vary with changes in taxable income and earnings estimates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are billed and collected. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of March 31, 2016, we expect that substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $1.0 billion as of March 31, 2016 from $0.9 billion as of December 31, 2015, due to changes in project timing and mix and an increase in our days sales outstanding (“DSO”), net of billings in excess of costs and earnings, for the respective periods.
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
Summary of Financial Condition, Liquidity and Capital Resources
We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, debt service obligations, anticipated capital expenditures, equity, joint venture and other investment funding requirements, insurance collateral requirements, earn-out obligations, letter of credit and share repurchase needs for at least the next twelve months.
Sources and Uses of Cash
As of March 31, 2016, we had $387 million in working capital, defined as current assets less current liabilities, as compared with $377 million as of December 31, 2015, an increase of $10 million, driven primarily by higher accounts receivable, net of billings in excess of costs and earnings, and inventory balances, offset in part by higher accounts payable and accrued expenses. Total cash and cash equivalents of $4 million as of March 31, 2016 decreased by $1 million from total cash and cash equivalents of $5 million as of December 31, 2015.
Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$15.9	$118.8
Net cash used in investing activities	$(12.6)	$(50.4)
Net cash used in financing activities	$(3.6)	$(62.8)

Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, costs and earnings in excess of billings, accounts payable and accrued expenses and billings in excess of costs and earnings, all of which tend to be related. These working capital items are also generally affected by changes in revenue resulting from both the timing and the volume of work performed, by variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the three month period ended March 31, 2016 was $16 million, as compared with $119 million of net cash provided by operating activities for the same period in 2015. The decrease in cash flow from operations was driven primarily by a larger decline in sequential fourth quarter versus first quarter revenue in 2015 as compared with 2016, which affected working capital levels and disproportionately benefited our cash flow from operations in the first quarter of 2015 as compared with 2016. Net changes in assets and liabilities had a negative impact on cash provided by operating activities of $105 million, related largely to changes in accounts receivable, net of billings in excess of costs and earnings and inventory levels, offset, in part, by changes in accounts payable and accrued expenses.
Our DSO, net of billings in excess of costs and earnings was 74 as of March 31, 2016, as compared with 68 as of December 31, 2015 and 88 as of March 31, 2015. DSO, net of billings in excess of costs and earnings, is calculated as accounts receivable, net, less billings in excess of costs and earnings, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. The decrease in DSO as compared with March 31, 2015 is attributable to improved timing of collections and settlements, working capital initiatives and changes in project and customer mix. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by $38 million to $13 million for the three month period ended March 31, 2016 from $50 million for the three month period ended March 31, 2015. Payments for other investments, which relates primarily to activity associated with our equity method investees, were $2 million for the three month period ended March 31, 2016, as compared with $32 million for the same period in 2015. See Note 4 - Fair Value of Financial Instruments, which is incorporated by reference, for discussion of our cost and equity method investments. For the three month period ended March 31, 2016, we spent $13 million on capital expenditures, or $11 million, net of asset disposals, as compared with capital expenditures, net of asset disposals, of $18 million for the same period in the prior year, a decrease of $7 million. Total capital additions, including capital lease and other financing arrangements, have decreased from $33 million for the three month period ended March 31, 2015 to $20 million for the three month period ended March 31, 2016 due to lower levels of activity as compared with the same period in the prior year.
Financing Activities. Net cash used in financing activities for the three month period ended March 31, 2016 was $4 million, as compared with net cash used in financing activities of $63 million for the three month period ended March 31, 2015, a decrease in cash used in financing activities of approximately $59 million. For the three month period ended March 31, 2016, we did not make any payments for repurchases of shares of our common stock under our 2016 Share Repurchase Program, whereas for the same period in 2015, we paid $83 million to repurchase shares of our common stock under our 2014 Share Repurchase Program. Credit facility related activity, net, for the three month period ended March 31, 2016, totaled $15 million of borrowings, net of repayments, compared to $35 million for the three month period ended March 31, 2015, a decrease in cash provided by credit facility-related activities, net, of $20 million.
Senior Secured Credit Facility
We have a senior secured credit facility, which, as amended to date, we refer to as our Credit Facility. The Credit Facility has aggregate borrowing commitments of approximately $1.25 billion, composed of $1.0 billion of revolving commitments and a term loan in the aggregate principal amount of $247 million (the “Term Loan”). The Credit Facility provides the ability to borrow in either Mexican pesos or Canadian dollars, up to an aggregate equivalent amount of $200 million. Revolving commitments under the Credit Facility mature on October 29, 2018, and the Term Loan matures on November 21, 2019. The Term Loan is subject to amortization in quarterly principal installments of $3.1 million, subject to reduction as a result of the application of certain prepayments in accordance with the terms of the Credit Facility, commencing as of the quarter ending March 31, 2016. The maximum amount available for letters of credit under the Credit Facility is $450 million, of which up to $100 million can be denominated in either Mexican pesos or Canadian dollars. The Credit Facility also provides for swing line loans of up to $75 million. Under the Credit Facility, we have the option to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of $250 million, subject to certain conditions. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity, joint venture or other investments, the repurchase or prepayment of indebtedness and share repurchases.
Interest on outstanding revolving loans and the Term Loan under the Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of March 31, 2016, we had $230.9 million of outstanding revolving loans under our Credit Facility, of which $95 million was denominated in foreign currencies. Outstanding revolving loans accrued interest at a weighted average interest rate of 3.38% as of March 31, 2016. We had $403.8 million of issued letters of credit as of March 31, 2016 that mature at various dates. As of March 31, 2016, letter of credit fees accrued at 1% per annum for performance standby letters of credit and 2% per annum for financial standby letters of credit. The Term Loan accrued interest at a rate of 2.43% as of March 31, 2016. Borrowing capacity of $365.3 million as of March 31, 2016 was available for revolving loans or up to $46.2 million for new letters of credit. The unused facility fee was 0.40% as of March 31, 2016. The Credit Facility is guaranteed by certain of our subsidiaries (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of our and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
We are dependent upon borrowings and letters of credit under the Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2015 Form 10-K.
Other Credit Facilities. We have other credit facilities that support the working capital requirements of our foreign operations, which have varying dates of maturity and are generally renewed on an annual basis. Borrowings under these credit facilities are primarily denominated in Canadian dollars and maximum borrowing capacity totaled approximately $30.8 million as of March 31, 2016. Outstanding borrowings, which accrued interest at a weighted average rate of 3.6%, totaled approximately $14.9 million as of March 31, 2016.
4.875% Senior Notes
We have $400 million outstanding principal amount of 4.875% Senior Notes, which are subject to certain provisions and covenants, as more fully described in Note 8 - Debt in the notes to the audited consolidated financial statements included in our 2015 Form 10-K. As of March 31, 2016, we were in compliance with these provisions and covenants.
Debt Guarantees and Covenants
The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt and are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of our existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness. See Note 16 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference. Also, see Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions in the notes to the condensed unaudited consolidated financial statements, which notes are incorporated by reference, for a discussion pertaining to debt guarantees associated with our equity method and other investment arrangements. We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of March 31, 2016.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2015 Form 10-K. Also see Note 7 - Debt in the notes to the condensed unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for current period balances and discussion, which is incorporated by reference.
Off-balance sheet arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with certain indemnification and guarantee arrangements and obligations relating to our non-consolidated affiliates, joint venture arrangements and variable interest entities. Refer to Note 14 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, for current period details pertaining to our off-balance sheet arrangements. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for discussion pertaining to certain of our cost and equity method investments and other investment arrangements, which notes are incorporated by reference.

Impact of Inflation
The primary inflationary factors affecting our operations are labor and fuel costs, and to a lesser extent, material costs. The prices of oil and gas are subject to unexpected fluctuations due to events outside of our control, including geopolitical events and fluctuations in global supply and demand. An example is the recent volatility experienced by the oil markets due to declining oil prices beginning in 2014. We closely monitor inflationary factors and any impact they may have on our operating results or financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2016, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. Interest on our Term Loan under the Credit Facility accrues at a variable rate based, at our option, on either a Eurocurrency rate or base rate, each as defined in the Credit Facility, in each case, plus a margin. As of March 31, 2016, we had $231 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 3.38% and a Term Loan with a balance of $247 million with an interest rate of 2.43%. Interest on letters of credit issued under our Credit Facility as of March 31, 2016 accrued at 1% per annum for performance standby letters of credit and at 2% per annum for financial standby letters of credit. A 100 basis point increase in the applicable interest rates under our Credit Facility would not have had a material impact on our results of operations for the three month period ended March 31, 2016.
As of March 31, 2016, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $132 million of notes payable for equipment and capital lease obligations, which had a weighted average interest rate of approximately 2.8%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Our foreign operations are primarily in Canada and Mexico. Revenue generated from foreign operations represented 9% of our total revenue for the three month period ended March 31, 2016. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three month period ended March 31, 2016. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three month period ended March 31, 2016, foreign currency translation gains totaled approximately $6 million and related primarily to our Canadian operations.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, neither of which were material as of March 31, 2016. We may enter into foreign currency derivative contracts in the future to manage such exposures.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Legacy Litigation
Refer to Note 14 – Commitments and Contingencies in the notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2015 Form 10-K.
ITEM 1A.    RISK FACTORS
Except as set forth below, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2015 Form 10-K, as updated by our Quarterly Reports on Form 10-Q.
Risks Related to Our Business
We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers, or a reduction in their demand for our services, could impair our financial performance.
We derived approximately 39% of our revenue from AT&T for the three month period ended March 31, 2016 and 18% of our revenue from Energy Transfer affiliates. Giving retroactive effect to the July 2015 acquisition of DIRECTV® by AT&T, we derived approximately 32% of our revenue from AT&T for the three month period ended March 31, 2015. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers elected to perform the work that we provide with in-house service teams. Our top ten customers accounted for 73% and 60% of our revenue for the three month periods ended March 31, 2016 and 2015, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, our results of operations, cash flows and liquidity could be negatively affected if these customers reduce the amount of business they provide to us, or if we complete the required work on our projects for these customers and cannot replace them with similar projects. Approximately half of our revenue for the three month period ended March 31, 2016 was derived from non-recurring project specific work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1 through January 31	—	$—	—	$—
February 1 through February 29	1,827	$13.26	—	$100,000,000
March 1 through March 31	—	$—	—	$100,000,000
Total	1,827		—

(a)	Reflects share repurchases associated with certain employee elections under compensation and benefit programs.

(b)
No shares were purchased for the three months ended March 31, 2016 under the Company’s publicly announced $100 million 2016 Share Repurchase Program. See Note 11 - Equity in the notes to the condensed unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

MASTEC, INC.
Date:	May 5, 2016
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