Form 10-Q
period 2016-06-30
MASTEC INC
filed 2016-08-04
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Commission File Number 001-08106
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
    Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of August 1, 2016, MasTec, Inc. had 82,360,451 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC
FORM 10-Q
QUARTER ENDED JUNE 30, 2016

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,232,404	$1,066,629	$2,206,630	$2,069,896
Costs of revenue, excluding depreciation and amortization	1,068,182	945,947	1,952,583	1,832,361
Depreciation and amortization	40,657	43,254	79,664	85,852
General and administrative expenses	67,852	69,250	127,900	143,279
Interest expense, net	12,639	12,907	24,797	23,880
Equity in (earnings) losses of unconsolidated affiliates	(489)	2,638	(3,555)	3,223
Other expense (income), net	1,524	(4,991)	(11,830)	(5,583)
Income (loss) before income taxes	$42,039	$(2,376)	$37,071	$(13,116)
(Provision for) benefit from income taxes	(17,601)	(1,444)	(15,514)	2,908
Net income (loss)	$24,438	$(3,820)	$21,557	$(10,208)
Net income (loss) attributable to non-controlling interests	350	(120)	162	(245)
Net income (loss) attributable to MasTec, Inc.	$24,088	$(3,700)	$21,395	$(9,963)

Earnings per share (Note 2):
Basic earnings (loss) per share	$0.30	$(0.05)	$0.27	$(0.12)
Basic weighted average common shares outstanding	80,351	79,830	80,253	81,106

Diluted earnings (loss) per share	$0.30	$(0.05)	$0.26	$(0.12)
Diluted weighted average common shares outstanding	81,266	79,830	81,043	81,106

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$24,438	$(3,820)	$21,557	$(10,208)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	247	3,309	5,871	(18,719)
Unrealized losses on equity method investment activity, net of tax	(4,577)	—	(12,587)	—
Comprehensive income (loss)	$20,108	$(511)	$14,841	$(28,927)
Comprehensive income (loss) attributable to non-controlling interests	350	(120)	162	(245)
Comprehensive income (loss) attributable to MasTec, Inc.	$19,758	$(391)	$14,679	$(28,682)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$8,758	$4,984
Accounts receivable, net of allowance	1,091,025	911,106
Inventories, net	115,799	90,599
Prepaid expenses	45,074	54,879
Other current assets	61,186	68,190
Total current assets	$1,321,842	$1,129,758
Property and equipment, net	559,057	558,667
Goodwill, net	998,089	988,511
Other intangible assets, net	192,583	199,379
Other long-term assets	52,372	51,032
Total assets	$3,123,943	$2,927,347
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$70,367	$77,400
Accounts payable	440,972	348,543
Accrued salaries and wages	83,083	46,550
Other accrued expenses	85,035	69,369
Acquisition-related contingent consideration, current	22,064	17,731
Billings in excess of costs and earnings	130,621	149,483
Other current liabilities	34,292	43,459
Total current liabilities	$866,434	$752,535
Acquisition-related contingent consideration, net of current portion	25,151	41,675
Long-term debt	998,440	932,868
Long-term deferred tax liabilities, net	173,220	188,759
Other long-term liabilities	90,482	68,119
Total liabilities	$2,153,727	$1,983,956
Commitments and contingencies (See Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 90,403,416 (including 1,898,678 of unvested restricted shares) and 88,197,474 as of June 30, 2016 and December 31, 2015, respectively	9,040	8,820
Capital surplus	781,251	769,996
Retained earnings	400,073	378,678
Accumulated other comprehensive loss	(79,067)	(72,351)
Treasury stock, at cost: 8,094,004 shares as of both June 30, 2016 and December 31, 2015	(145,573)	(145,573)
Total MasTec, Inc. shareholders’ equity	$965,724	$939,570
Non-controlling interests	$4,492	$3,821
Total equity	$970,216	$943,391
Total liabilities and equity	$3,123,943	$2,927,347

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$21,557	$(10,208)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,664	85,852
Non-cash interest expense, net	1,473	1,324
Non-cash stock-based compensation expense	7,405	6,320
Excess tax benefit from stock-based compensation	(1,132)	(53)
Provision for (benefit from) deferred income taxes	1,155	(10,026)
Other non-cash items	3,230	736
Losses (gains) on sales of assets, including estimated losses on fixed assets held-for-sale	1,177	(1,427)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(179,372)	159,384
Inventories	(26,454)	9,356
Other assets, current and long-term portion	28,878	1,023
Accounts payable and accrued expenses	123,958	(37,335)
Billings in excess of costs and earnings	(18,856)	(33,100)
Book overdrafts	10,075	1,217
Other liabilities, current and long-term portion	(24,270)	(11,774)
Net cash provided by operating activities	$28,488	$161,289
Cash flows used in investing activities:
Cash paid for acquisitions, net of cash acquired	(4,102)	(148)
Capital expenditures	(63,893)	(48,431)
Proceeds from sale of property and equipment	10,163	4,146
Payments for other investments	(2,040)	(65,150)
Net cash used in investing activities	$(59,872)	$(109,583)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	684,287	844,494
Repayments of credit facilities	(604,640)	(741,302)
Repayments of other borrowings	(5,993)	(6,683)
Payments of capital lease obligations	(27,506)	(28,469)
Repurchase of common stock	—	(100,000)
Proceeds from stock-based awards, net of tax withholdings	3,338	1,849
Excess tax benefit from stock-based compensation	1,132	53
Payments of acquisition-related contingent consideration	(14,572)	(39,257)
Payments of financing costs	—	(1,053)
Net cash provided by (used in) financing activities	$36,046	$(70,368)
Effect of currency translation on cash	(888)	(642)
Net increase (decrease) in cash and cash equivalents	$3,774	$(19,304)
Cash and cash equivalents - beginning of period	$4,984	$24,059
Cash and cash equivalents - end of period	$8,758	$4,755

Supplemental cash flow information:
Interest paid	$22,647	$22,837
Income taxes paid, net of refunds	$7,131	$5,429
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$2,627	$16,084
Equipment acquired under financing arrangements	$854	$5,758
Accrued capital expenditures	$6,090	$5,304

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
Principles of Consolidation
The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in subsidiaries for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company’s investments in entities in which the Company does not have a controlling interest, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as other long-term assets or, for investments in a net liability position, within other long-term liabilities. Income or loss from these investments is recorded as a separate line item in the statements of operations. Intercompany profits or losses associated with the Company’s equity method investments, to the extent of the Company’s ownership interests, are eliminated until realized by the investee in transactions with third parties. For equity method investments for which the Company has an undivided interest in the assets, liabilities, revenues and profits or losses of an unincorporated entity, but the Company does not control the entity, the Company’s interest in the entity is consolidated on a basis proportional to its ownership interest. The cost method is used for investments in entities in which the Company does not have the ability to exert significant influence.
Management determines whether its investment arrangements, such as equity or other interests in business entities, including contractual joint ventures, constitute a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including its: (i) risks and responsibilities, (ii) ownership interests, (iii) decision making powers, and (iv) financial and other interests, among others. Consolidation of the VIE would be required if management determines that the Company is the primary beneficiary of the VIE. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. If management determines that the Company is the primary beneficiary of a VIE, then it would be consolidated, and the other parties’ interests in the VIE would be accounted for as a non-controlling interest. As of June 30, 2016, the Company determined that certain of its investment arrangements were VIEs, but that it was not the primary beneficiary, and, accordingly, has not consolidated these VIEs.
Translation of Foreign Currencies
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

Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue, less project costs of revenue, including depreciation), in particular, on long-term construction contracts, or other projects accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of contract price adjustments that are probable; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets and liabilities, acquisition-related contingent consideration and investments in cost and equity method investees; asset lives used in computing depreciation and amortization; accrued self-insured claims; share-based compensation; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from those estimates.
Significant Accounting Policies
Revenue Recognition
Revenue is derived from construction projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company frequently provides maintenance under unit price or fixed price master service or other service agreements. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects performed under master service and other service agreements totaled 45% of revenue for both the three month periods ended June 30, 2016 and 2015, and totaled 47% and 48% for the six month periods ended June 30, 2016 and 2015, respectively. The Company also performs services under master and other service agreements on a fixed fee basis, under which MasTec furnishes specified units of service for a fixed price per unit of service and revenue is recognized as the services are rendered. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment (excluding certain depreciation). Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.
The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and total estimated costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized. Project profit was affected by less than 5% for the six month period ended June 30, 2016 as a result of changes in contract estimates included in projects that were in process as of December 31, 2015, and, for the six month period ended June 30, 2015, excluding the effects of project losses of $17.6 million on a Canadian wind project and $5.5 million on a proportionately consolidated non-controlled Canadian joint venture, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2014. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are completed within one year.
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of June 30, 2016 and December 31, 2015, the Company had approximately $20 million and $38 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments represent management’s best estimate of contract revenue that has been or will be earned and that management believes is probable of collection. As of June 30, 2016, these change orders were primarily related to contracts in the Oil and Gas segment. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.
Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Costs and estimated earnings in excess of billings, or work in process, is classified within current assets. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.
Recently Issued Accounting Pronouncements
There have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s 2015 Form 10-K.

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes how entities will measure and disclose credit losses for most financial assets and certain other instruments that are not measured at fair value through net income and replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information in determining credit loss estimates. ASU 2016-13 also requires enhanced disclosures. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to improve and simplify the accounting for share-based payment transactions. Under ASU 2016-09, when share-based payment awards vest or are settled, excess tax benefits (“windfalls”) or tax deficiencies (“shortfalls”) are to be recognized in the income statement, rather than as additional paid-in-capital, and these tax effects will be presented within the statement of cash flows as an operating cash flow, rather than as a financing activity. The recognition of the income tax effects of share-based payment awards in the income statement will also affect the computation of dilutive common stock equivalents as calculated under the treasury stock method, as windfalls will no longer be included in assumed proceeds from outstanding awards. ASU 2016-09 increases the amount an employer can withhold to cover statutory employee tax withholdings, and requires that payments to taxing authorities for such employee withholdings be presented as a financing activity. ASU 2016-09 also provides for an accounting policy election for forfeitures, whereby forfeitures can either be estimated or accounted for as incurred. ASU 2016-09 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted if all provisions of the standard are early adopted. The Company is currently evaluating the expected adoption method and potential effect of this ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), in April 2016 issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and in May 2016, issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”). ASU 2016-08 clarifies principal versus agent considerations relating to when another party, along with the entity, is involved in providing a good or service to a customer. ASU 2016-08 requires an entity to determine whether the nature of its promise is to provide a good or service to a customer, or to arrange for the good or service to be provided to the customer by the other party. This determination is based upon whether the entity controls the good or service before it is transferred to the customer. When the entity that satisfies a performance obligation is the principal, the entity recognizes the gross amount of consideration as revenue. When the entity that satisfies the performance obligation is the agent, it recognizes the amount of any fee or commission as revenue. ASU 2016-10 clarifies the guidance in Topic 606 for identifying performance obligations in a contract as well as the implementation guidance pertaining to revenue recognition related to licensing arrangements. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. In May 2016, the FASB also issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which provides clarification on certain topics within ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), including assessing collectibility, presentation of sales taxes, the measurement date for non-cash consideration and completed contracts at transition, as well as providing a practical expedient for contract modifications at transition. The effective date and transition requirements for the amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is evaluating the expected adoption method and potential effect of these ASUs on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-06”) and ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-05”). ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate repayment are clearly and closely related to the economic characteristics and risks of the host contract. When a call or put option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise the option is related to interest rates or credit risk. An entity is only required to assess the embedded call or put option in accordance with the four-step decision sequence under current GAAP. ASU 2016-06 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, on a modified retrospective basis. Early adoption is permitted. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument is not, in and of itself, considered to be a termination of the original derivative instrument, which would discontinue the application of hedge accounting, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. ASU 2016-05 is effective either prospectively or on a modified retrospective basis. The Company does not expect these ASUs to have an effect on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842) (“ASU 2016-02”). ASU 2016-02 provides revised guidance for lease accounting and related disclosure requirements, including a requirement for lessees to recognize lease assets and lease liabilities for operating leases with a duration of greater than one year. Under the previous guidance, lessees were not required to recognize assets and liabilities for operating leases on the balance sheet. ASU 2016-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Modified retrospective application is required for all relevant prior periods. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements. Upon adoption, the Company expects to recognize lease assets and liabilities for certain of its operating leases.
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
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the effect of dilutive common stock equivalents, including from the exercise of outstanding stock options or the vesting of unvested restricted shares. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes dilutive common stock equivalents, as their effect would be anti-dilutive. For the three and six month periods ended June 30, 2015, the Company reported a net loss, which resulted in the exclusion of 476,769 and 495,181 weighted average dilutive common stock equivalents, respectively, from the calculation of diluted loss per share.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to MasTec:
Net income (loss) - basic and diluted (a)	$24,088	$(3,700)	$21,395	$(9,963)
Weighted average shares outstanding:
Weighted average shares outstanding - basic (b)	80,351	79,830	80,253	81,106
Dilutive common stock equivalents	915	—	790	—
Weighted average shares outstanding - diluted	81,266	79,830	81,043	81,106

(a)	Calculated as total net income (loss) less amounts attributable to non-controlling interests.

(b)	Excludes non-participating unvested restricted share awards.
Note 3 - Goodwill and Other Intangible Assets
The following table provides details of goodwill by reportable segment as of June 30, 2016 (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross carrying amount	$420.7	$382.6	$149.9	$117.6	$1,070.8
Accumulated impairment losses	—	(72.7)	—	—	(72.7)
Goodwill, net	$420.7	$309.9	$149.9	$117.6	$998.1
Currency translation gains associated with goodwill, net, totaled $3.8 million, net, for the six month period ended June 30, 2016, which amount was comprised of a currency translation loss related to accumulated impairment losses of $4.2 million, and a currency translation gain related to the gross carrying amount of goodwill of $8.0 million. Currency translation losses associated with goodwill totaled $10.2 million for the six month period ended June 30, 2015. There were no additions to goodwill from new business combinations in either of the six month periods ended June 30, 2016 or 2015. For the six month periods ended June 30, 2016 and 2015, additions to goodwill from accruals of acquisition-related contingent consideration totaled $5.8 million and $0.8 million, respectively.

The following table provides a reconciliation of changes in other intangible assets for the period indicated (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross carrying amount as of December 31, 2015	$34.8	$73.4	$195.4	$25.7	$329.3
Accumulated amortization			(114.6)	(15.3)	(129.9)
Other intangible assets, net, as of December 31, 2015	$34.8	$73.4	$80.8	$10.4	$199.4
Amortization expense			(8.9)	(1.6)	(10.5)
Currency translation adjustments	—	2.9	0.6	0.2	3.7
Other intangible assets, net, as of June 30, 2016	$34.8	$76.3	$72.5	$9.0	$192.6

(a)	Consists principally of trade names and non-compete agreements.
Amortization expense associated with intangible assets for the three month periods ended June 30, 2016 and 2015 totaled $5.3 million and $7.3 million, respectively, and for the six month periods ended June 30, 2016 and 2015 totaled $10.5 million and $14.6 million, respectively.
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
Fair values of financial instruments are estimated using public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of notes and other receivables, cash collateral deposited with insurance carriers, deferred compensation plan assets and liabilities and outstanding balances on its credit facilities approximate their fair values. Cost and equity method investments are initially recorded at their cost basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2016 and December 31, 2015, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration liabilities, which represent the estimated fair value of additional future earn-outs payable for acquisitions of businesses (“ASC 805 contingent consideration”), in accordance with U.S. GAAP. The fair value of ASC 805 contingent consideration is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and is evaluated on an ongoing basis. As of June 30, 2016 and December 31, 2015, the fair value of the Company’s ASC 805 contingent consideration totaled $46.2 million and $58.4 million, respectively.
There were no additions to ASC 805 contingent consideration from new business combinations in either of the three or six month periods ended June 30, 2016 or 2015. Payments in connection with ASC 805 contingent consideration for both the three and six month periods ended June 30, 2016 totaled $10.6 million, and totaled $32.2 million for both the three and six month periods ended June 30, 2015. During the first quarter of 2016, the Company recognized a net reduction in ASC 805 contingent consideration of $2.3 million related to a decrease in the expected earn-out obligations for certain of the Company’s western Canadian oil and gas businesses due to finalization of completed earn-out arrangements and adjustments to expected future period earn-out obligations. During the second quarter of 2015, the Company recognized a net reduction in ASC 805 contingent consideration of $3.6 million, a portion of which related to an acquired business in our Electrical Transmission segment. These adjustments were recorded within other income. Foreign currency translation losses associated with ASC 805 contingent consideration, which are included within other comprehensive income or loss, as appropriate, were de minimis for the three month period ended June 30, 2016, and totaled $0.6 million for the six month period ended June 30, 2016. For the three month period ended June 30, 2015, foreign currency translation losses associated with ASC 805 contingent consideration totaled $1.0 million, whereas foreign currency translation gains totaled $3.6 million for the six month period ended June 30, 2015.

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
As of both June 30, 2016 and December 31, 2015, the carrying amount of the Company’s 4.875% senior notes due 2023 (the “4.875% Senior Notes”) totaled $400 million. As of June 30, 2016 and December 31, 2015, the estimated fair value of the Company’s 4.875% Senior Notes, based on quoted market prices in active markets, a Level 1 input, totaled $368.0 million and $344.0 million, respectively.
Cost and Equity Method Investments. The Company’s cost and equity method investments as of June 30, 2016 include: (i) the Company’s equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) the Company’s equity interests in two joint ventures, which were pre-acquisition investments of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”); and (iii) a $15 million cost investment in Cross Country Pipeline Supply, Inc. (“CCP”).
In connection with its equity interests in the Waha JVs, the Company has issued $78 million in letters of credit as collateral for its equity commitments (the “Equity LC Amount”). Outstanding letters of credit related to the Waha JVs totaled $78 million and $86 million as of June 30, 2016 and December 31, 2015, respectively. The Waha JVs are also party to certain interest rate swaps. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps in its financial statements. For the three and six month periods ended June 30, 2016, the Company’s proportionate share of unrecognized unrealized fair market value losses on these interest rate swaps, which are accounted for as qualifying cash flow hedges by the Waha JVs, totaled approximately $7.5 million and $20.5 million, or $4.6 million and $12.6 million, net of tax, which amounts were included within other comprehensive loss. For the three and six month periods ended June 30, 2016, revenue recognized in connection with work performed for the Waha JVs, net of intercompany eliminations to the extent of the Company’s ownership interests, totaled $51.6 million and $61.9 million, respectively. As of June 30, 2016, related receivables, including retainage, and net of billings in excess of costs and earnings, totaled $34.5 million. As of June 30, 2016 and December 31, 2015, the Company’s net investment in the Waha JVs represented a liability within the Company’s consolidated balance sheets totaling $19.2 million and $4.4 million.
In connection with the 2014 acquisition of Pacer, the Company acquired equity interests in two joint ventures. These entities are in the final stages of liquidation, and have entered into receivership arrangements to assist with the orderly wind-down of their operations. During the first quarter of 2016, the Company recorded $3.6 million of earnings related to increases in expected recoveries from these investments. The aggregate net carrying value associated with these joint ventures, which approximates net realizable value, including financing and project receivables, totaled $33.1 million and $28.8 million as of June 30, 2016 and December 31, 2015, which amounts were substantially all recorded within other current assets. There are no remaining amounts expected to be advanced to these entities, and all jobs were complete as of June 30, 2016.
The fair values of the Company’s cost and equity method investments are not readily observable. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost and/or equity method investments as of June 30, 2016 or December 31, 2015.
Note 5 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	June 30, 2016	December 31, 2015
Contract billings	$526.8	$437.3
Retainage	175.6	148.8
Costs and earnings in excess of billings	398.2	332.7
Accounts receivable, gross	$1,100.6	$918.8
Less allowance for doubtful accounts	(9.6)	(7.7)
Accounts receivable, net	$1,091.0	$911.1

Retainage, which has been billed, but is not due until the Company’s completion of performance and acceptance by customers, is generally expected to be collected within one year. Receivables expected to be collected beyond one year are recorded within other long-term assets. Provisions for doubtful accounts for the three month periods ended June 30, 2016 and 2015 totaled $1.3 million and $0.2 million, respectively, and for the six month periods ended June 30, 2016 and 2015, totaled $1.7 million and $0.7 million, respectively.

In the ordinary course of business, the Company has entered into certain non-recourse financing arrangements, under which receivables are purchased by the customer’s bank for a nominal fee. These arrangements improve the collection cycle time of the related receivables. Related discount charges are included within interest expense.

Note 6 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	June 30, 2016	December 31, 2015
Land	$4.6	$4.6
Buildings and leasehold improvements	22.0	21.7
Machinery and equipment	953.3	912.9
Office furniture and equipment	140.0	136.9
Construction in progress	23.7	10.8
Total property and equipment	$1,143.6	$1,086.9
Less accumulated depreciation and amortization	(584.5)	(528.2)
Property and equipment, net	$559.1	$558.7
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $103.4 million and $101.4 million as of June 30, 2016 and December 31, 2015, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $31.8 million and $33.4 million as of June 30, 2016 and December 31, 2015, respectively. Depreciation and amortization expense associated with property and equipment for the three month periods ended June 30, 2016 and 2015 totaled $35.4 million and $36.0 million, respectively, and totaled $69.1 million and $71.3 million for the six month periods ended June 30, 2016 and 2015, respectively.
Note 7 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2016	December 31, 2015
Senior secured credit facility:
Revolving loans	October 29, 2018	$307.6	$208.5
Term loan	November 21, 2019	243.8	250.0
4.875% Senior Notes	March 15, 2023	400.0	400.0
Other credit facilities	Varies	10.1	16.4
Capital lease obligations, weighted average interest rate of 2.8%	In installments through June 13, 2021	107.2	130.9
Notes payable, equipment, weighted average interest rate of 2.8%	In installments through May 31, 2018	11.5	17.4
Total debt		$1,080.2	$1,023.2
Less unamortized deferred financing costs		(11.4)	(12.9)
Less current maturities		(70.4)	(77.4)
Long-term debt		$998.4	$932.9
Senior Secured Credit Facility
The Company has a senior secured credit facility, referred to as the Credit Facility. Under the Credit Facility, aggregate borrowing commitments total approximately $1.24 billion, composed of $1.0 billion of revolving commitments and a term loan in the principal amount of $244 million (the “Term Loan”) as of June 30, 2016. As of June 30, 2016 and December 31, 2015, outstanding revolving loans under the Credit Facility included approximately $91 million and $88 million, respectively, of borrowings denominated in foreign currencies, and accrued interest at a weighted average rate of approximately 2.95% per annum as of both June 30, 2016 and December 31, 2015. The Term Loan accrued interest at a rate of 2.46% and 2.42% as of June 30, 2016 and December 31, 2015, respectively. In May 2016, the Credit Facility was amended to increase the maximum amount available for letters of credit from $450 million to $650 million. Letters of credit of approximately $337.8 million and $292.8 million were issued as of June 30, 2016 and December 31, 2015, respectively. As of both June 30, 2016 and December 31, 2015, letter of credit fees accrued at 1% per annum for performance standby letters of credit and at 2% for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2016 and December 31, 2015, borrowing capacity of $354.6 million and $498.7 million, respectively, was available for revolving loans, or up to $312.2 million and $157.2 million, respectively, for new letters of credit. Borrowing capacity as of June 30, 2016 and December 31, 2015 included $108.7 million and $111.8 million, respectively, of availability in either Canadian dollars or Mexican pesos. The unused facility fee was 0.40% as of both June 30, 2016 and December 31, 2015. The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”), and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are primarily denominated in Canadian dollars. Maximum borrowing capacity totaled Canadian $40.0 million as of both June 30, 2016 and December 31, 2015, or approximately $30.9 million and $28.9 million, respectively. Outstanding borrowings totaled approximately $10.1 million and $16.4 million as of June 30, 2016 and December 31, 2015, respectively. Outstanding borrowings accrued interest at a weighted average rate of 3.6% as of both June 30, 2016 and December 31, 2015, respectively. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities are classified within long-term debt in the Company’s consolidated balance sheets. The Company’s other credit facilities are subject to customary provisions and covenants.
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
MasTec was in compliance with the provisions and covenants contained in its outstanding debt instruments as of June 30, 2016 and December 31, 2015.
Additional Information
As of June 30, 2016 and December 31, 2015, accrued interest payable, which is recorded within other accrued expenses, totaled $8.6 million and $7.7 million, respectively. For detailed discussion and additional information pertaining to the Company’s debt instruments, see Note 8 - Debt in the Company’s 2015 Form 10-K.
Note 8 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide lease financing for machinery and equipment. The gross amount of assets held under capital leases as of June 30, 2016 and December 31, 2015, which are included within property and equipment, net, totaled $283.3 million and $286.3 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $177.1 million and $193.3 million as of June 30, 2016 and December 31, 2015, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. Rent expense relating to operating leases that have non-cancelable terms in excess of one year totaled approximately $24.3 million and $19.3 million for the three month periods ended June 30, 2016 and 2015, respectively, and totaled $48.9 million and $39.4 million for the six month periods ended June 30, 2016 and 2015, respectively. The Company also incurred expenses relating to facilities, vehicles and equipment having original terms of one year or less totaling approximately $70.7 million and $54.2 million for the three month periods ended June 30, 2016 and 2015, respectively, and totaling $117.2 million and $97.1 million for the six month periods ended June 30, 2016 and 2015, respectively.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which stock options, restricted stock awards and restricted stock units are reserved for issuance. Under all stock-based compensation plans in effect as of June 30, 2016, including employee stock purchase plans, there were approximately 5,331,000 shares available for future grants.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”), which are valued based on the closing share price of MasTec common stock on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of June 30, 2016 was approximately $21.6 million, which is expected to be recognized over a weighted average period of approximately 1.8 years. The intrinsic value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $1.2 million and $0.9 million for the three month periods ended June 30, 2016 and 2015, respectively, and totaled $1.4 million and $3.5 million for the six month periods ended June 30, 2016 and 2015, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2015	1,630,232	$22.94
Granted	441,266	13.21
Vested	(71,970)	23.64
Canceled/forfeited	(56,100)	22.58
Non-vested restricted shares, as of June 30, 2016	1,943,428	$20.71

(a)	Includes 44,750 and 32,250 restricted stock units as of June 30, 2016 and December 31, 2015, respectively.

Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. All outstanding stock options are fully vested.

Activity, stock options:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (a) (in millions)
Options outstanding and exercisable as of December 31, 2015	202,700	$13.06	0.55	$0.9
Exercised	(156,439)	13.10
Options outstanding and exercisable as of June 30, 2016	46,261	$12.93	0.09	$0.4

(a)
Amount represents the difference between the exercise price and the closing share price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The intrinsic value of options exercised, which is based on the difference between the exercise price and the closing market share price of the Company’s common stock on the date of exercise, totaled $0.6 million and $0.2 million for the three month periods ended June 30, 2016 and 2015, respectively, and totaled $1.3 million and $0.7 million for the six month periods ended June 30, 2016 and 2015, respectively. Proceeds from options exercised during the three month period ended June 30, 2016 totaled $0.7 million. There were no proceeds from options exercised during the three month period ended June 30, 2015. For the six month periods ended June 30, 2016 and 2015, proceeds from options exercised totaled $2.0 million and $0.3 million, respectively.
Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively “ESPPs”) under which shares of the Company's common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Six Months Ended June 30,
	2016	2015
Cash proceeds (in millions)	$1.3	$0.9
Common shares issued	83,680	57,258
Weighted average price per share	$15.95	$16.41
Weighted average per share grant date fair value	$4.36	$4.43

Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax benefits for the periods indicated were as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Non-cash stock-based compensation expense	$3.9	$2.7	$7.4	$6.3
Income Tax Effects:
Income tax benefit from non-cash stock-based compensation	$2.3	$1.3	$3.9	$2.5
Excess tax benefit from non-cash stock-based compensation (a)	$0.9	$0.1	$1.1	$0.1

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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended June 30:
2016	1,410	4,170	$12.2	$2.5	$14.7
2015	1,124	2,463	$9.3	$2.2	$11.5
For the Six Months Ended June 30:
2016	1,112	4,170	$17.0	$4.7	$21.7
2015	590	2,463	$12.7	$4.4	$17.1
The average number of employees covered under multiemployer plans increased for the three and six month periods ended June 30, 2016 as compared with the same periods in 2015 due to an increase in the Company’s union resource-based projects for its oil and gas operations in the U.S., which resulted in higher levels of multiemployer plan contributions for the respective periods.
Note 11 – Equity
Share Activity
On February 25, 2016, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2016 Share Repurchase Program”). Under the 2016 Share Repurchase Program, which does not have an expiration date, the Company may repurchase shares from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases will be determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The share repurchase program may be modified or suspended at any time, at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, will be funded with available cash or with availability under the Credit Facility. For the six month period ended June 30, 2016, no shares were repurchased under the 2016 Share Repurchase Program. For the six month period ended June 30, 2015, 5.2 million shares of the Company’s stock were repurchased under a separate and completed share repurchase program, established in 2014, for an aggregate purchase price of $100 million.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss comprises foreign currency translation adjustments and unrealized gains and losses from certain investment activities. Foreign currency translation gains and losses relate primarily to fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar. Foreign currency activity is related primarily to the Company’s Canadian operations. Investment activity for the three and six month periods ended June 30, 2016 related to certain interest rate swaps associated with our equity investments in the Waha JVs.

Note 12 - Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. In the second quarter of 2015, the Company incurred $2.8 million of income tax expense in connection with the non-recurring cumulative revaluation of certain deferred tax liabilities pursuant to an Alberta provincial tax law that was enacted in June 2015. As of June 30, 2016, the Company had $9.1 million of current deferred tax assets, net, and $173.2 million of long-term deferred tax liabilities, net. As of December 31, 2015, current deferred tax assets, net, totaled $19.2 million and long-term deferred tax liabilities, net, totaled $188.8 million.
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
The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, distribution infrastructure for electrical utilities, among others. MasTec performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of industrial infrastructure. The Other segment includes equity method investments and other small business units that perform construction and other services for a variety of international end-markets.
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
For the six month period ended June 30, 2016: Oil and Gas segment EBITDA included a previously disclosed first quarter project loss of approximately $13 million on a western Canadian oil and gas project and Electrical Transmission segment EBITDA included a previously disclosed first quarter project loss of approximately $15 million. For the three and six month periods ended June 30, 2016, Oil and Gas segment EBITDA included restructuring charges of $2.9 million and $6.3 million, respectively, to streamline certain western Canadian oil and gas operations and Electrical Transmission segment EBITDA included restructuring charges of $2.2 million and $2.8 million, respectively, to streamline certain business operations. For the three and six month periods ended June 30, 2015: Communications segment EBITDA included $7.8 million and $16.6 million, respectively, of WesTower Communications Inc. (“WesTower”) acquisition integration costs; Power Generation and Industrial segment EBITDA included $1.6 million and $17.6 million, respectively, of losses on a Canadian wind project; and Corporate segment EBITDA included $6.7 million and $9.7 million, respectively, of Audit Committee independent investigation related costs resulting from the independent investigation of the Audit Committee that was completed in the fourth quarter of 2015. For the six month period ended June 30, 2015, Other segment EBITDA included $5.5 million of project losses on a proportionately consolidated non-controlled Canadian joint venture.
Restructuring costs for the three and six month periods ended June 30, 2016 consisted primarily of (i) $2.2 million and $6.2 million, respectively, of employee separation costs and other restructuring-type costs, including lease termination expenses, which are included within general and administrative expenses; and (ii) $2.9 million, for both the three and six month periods, of estimated losses on the planned disposal of excess fixed assets that are held-for-sale, which are included within other expense. When the Company identifies assets as held-for-sale, they are valued based on their estimated fair value less costs to sell, classified within other current assets and depreciation is no longer recorded. As of June 30, 2016, assets classified as held-for-sale totaled $2.7 million. As of June 30, 2016, a restructuring cost liability of $2.8 million was included within various current liability accounts.

Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2016	2015	2016	2015
Communications (a)	$592.2	$468.9	$1,103.8	$938.8
Oil and Gas	425.6	410.5	718.4	737.3
Electrical Transmission	95.6	78.2	181.9	194.3
Power Generation and Industrial	119.7	103.1	201.1	187.4
Other	3.9	6.9	7.3	13.5
Eliminations	(4.6)	(1.0)	(5.9)	(1.4)
Consolidated revenue	$1,232.4	$1,066.6	$2,206.6	$2,069.9

(a)
Revenue generated primarily by utilities customers represented 11.0% and 11.4% of Communications segment revenue for the three month periods ended June 30, 2016 and 2015, respectively, and represented 10.7% and 10.1% for the six month periods ended June 30, 2016 and 2015, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA:	2016	2015	2016	2015
Communications	$66.4	$40.5	$128.1	$92.2
Oil and Gas	53.6	41.3	69.8	62.9
Electrical Transmission	(9.9)	(21.4)	(33.7)	(23.9)
Power Generation and Industrial	4.8	8.0	7.7	(0.9)
Other	0.3	(0.0)	0.5	(5.1)
Corporate	(19.9)	(14.6)	(30.9)	(28.6)
Consolidated EBITDA	$95.3	$53.8	$141.5	$96.6

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Depreciation and Amortization:	2016	2015	2016	2015
Communications	$12.4	$12.4	$24.6	$24.4
Oil and Gas	19.3	22.3	37.5	44.3
Electrical Transmission	5.8	5.2	11.0	10.5
Power Generation and Industrial	1.5	1.7	3.1	3.3
Other	0.0	0.0	0.0	0.0
Corporate	1.7	1.7	3.5	3.4
Consolidated depreciation and amortization	$40.7	$43.3	$79.7	$85.9

The following table presents a reconciliation of EBITDA to consolidated income (loss) before income taxes (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA Reconciliation:	2016	2015	2016	2015
EBITDA	$95.3	$53.8	$141.5	$96.6
Less:
Interest expense, net	(12.6)	(12.9)	(24.8)	(23.9)
Depreciation and amortization	(40.7)	(43.3)	(79.7)	(85.9)
Income (loss) before income taxes	$42.0	$(2.4)	$37.1	$(13.1)
Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico and other international markets. For the three month periods ended June 30, 2016 and 2015, revenue of $1.2 billion and $0.9 billion, respectively, was derived from U.S. operations, and revenue of $65.5 million and $152.9 million, respectively, was derived from foreign operations, primarily in Canada. For the six month periods ended June 30, 2016 and 2015, revenue of $2.1 billion and $1.7 billion, respectively, was derived from U.S. operations, and revenue of $149.0 million and $336.0 million, respectively, was derived from foreign operations, primarily in Canada. The majority of the Company’s foreign operations during the three and six month periods ended June 30, 2016 and 2015 were in the Company’s Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $469.9 million and $464.6 million as of June 30, 2016 and December 31, 2015, respectively. Long-lived assets held in foreign countries, primarily in Canada, included property and equipment, net, of $89.2 million and $94.1 million as of June 30, 2016 and December 31, 2015, respectively. As of both June 30, 2016 and December 31, 2015 intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.1 billion. Intangible assets and goodwill, net, related to businesses in foreign countries, primarily in Canada, totaled approximately $113.6 million and $107.3 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, amounts due from customers from which foreign revenue was derived accounted for approximately 7% and 17%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less billings in excess of costs and earnings.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Customer:	2016	2015	2016	2015
AT&T (including DIRECTV®) (a)(b)	36%	30%	37%	31%
Energy Transfer affiliates (c)	22%	2%	20%	4%

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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity method investments. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2016 and December 31, 2015, there were $337.8 million and $292.8 million, respectively, of letters of credit issued under the Company’s Credit Facility. The Company is not aware of material claims relating to outstanding letters of credit as of June 30, 2016 or December 31, 2015.

Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2016, the estimated cost to complete projects secured by the Company’s $141.5 million in performance and payment bonds was $15.0 million. As of December 31, 2015, the estimated cost to complete projects secured by the Company’s $539.3 million in performance and payment bonds was $36.0 million. These amounts do not include performance and payment bonds associated with the Company’s equity method investments.

Investments in Affiliates and Other Entities. The Company holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture that provides civil construction infrastructure construction services, which is managed by a third party and automatically terminates upon completion of the project, and a 90% undivided interest in a proportionately consolidated non-controlled contractual joint venture that provides infrastructure construction services for electrical transmission projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the joint venture members, with members of the joint venture jointly and severally liable for all of the obligations of the joint venture. The joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partner fails or refuses to pay or perform its share of the obligations. As of June 30, 2016, the Company was not aware of circumstances that would reasonably lead to future claims against it for material amounts.
The Company has other investment arrangements, including equity investments in joint ventures, as discussed in Note 4 - Fair Value of Financial Instruments. From time to time, the Company may provide financing, performance, financial and/or other guarantees to or on behalf of its unconsolidated affiliates, including its equity method investees and/or proportionately consolidated joint ventures.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of June 30, 2016 and December 31, 2015, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $76.3 million and $76.1 million, respectively, of which $47.5 million was reflected within other long-term liabilities as of both June 30, 2016 and December 31, 2015. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims as of June 30, 2016 and December 31, 2015 totaled $2.5 million and $1.6 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $80.4 million and $83.2 million as of June 30, 2016 and December 31, 2015, respectively. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets, amounted to $1.5 million and $1.3 million for these policies as of June 30, 2016 and December 31, 2015, respectively. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $13.0 million and $13.4 million as of June 30, 2016 and December 31, 2015, respectively.
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
Based upon the information available to the Company from plan administrators as of June 30, 2016, several of the multiemployer pension plans in which it participates are underfunded and, as a result, the Company could be required to increase its contributions, including in the form of a surcharge on future benefit contributions. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans. In November 2014, the Company, along with other members of the Pipe Line Contractors Association (the “PLCA”), voluntarily terminated its participation in several defined benefit multiemployer pension plans. Additionally, in November 2011, the Company, along with other members of the PLCA, voluntarily withdrew from Central States, for which a $6.4 million withdrawal liability was established as of the date of withdrawal. In the first quarter of 2016, the Company paid $3.0 million, which represented the balance of the recorded withdrawal liability as of December 31, 2015. The Company is in arbitration to determine if there is any remaining liability owed on this withdrawal liability, or whether the amount can be further reduced based on arguments available to the Company. Although the Company does not expect this amount, whether an increase or a decrease, if any, to be material, there can be no assurance as to the final determination.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2016 and December 31, 2015, the Company was not aware of material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec has also issued performance and other guarantees in connection with its equity investees. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. Much of the work performed by the Company is evaluated for defects shortly after the work is completed. MasTec has not historically accrued reserves for potential warranty claims as they have not been material. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, or, if customers elect to repair or replace the warrantied item using the services of another provider, the Company could be required to pay for the cost of the repair or replacement.
Concentrations of Risk. The Company had approximately 375 customers for the six month period ended June 30, 2016. As of June 30, 2016 and December 31, 2015, one customer accounted for approximately 20% and 12%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less billings in excess of costs and earnings. As of June 30, 2016, a separate customer accounted for approximately 17% of the Company’s consolidated net accounts receivable position. In addition, the Company derived 76% and 60%, respectively, of its revenue from its top ten customers for the three month periods ended June 30, 2016 and 2015, and derived 74% and 59% of its revenues, respectively, from its top ten customers for the six month periods ended June 30, 2016 and 2015.
Note 15 - Related Party Transactions
For the three month periods ended June 30, 2016 and 2015, revenue recognized by the Company’s Pacer subsidiary for work performed for a contractual joint venture in which it holds a 35% undivided interest totaled $0.3 million and $0.9 million, respectively, and for the six month periods ended June 30, 2016 and 2015, totaled $0.6 million and $1.5 million, respectively. As of June 30, 2016 and December 31, 2015, receivables from this contractual joint venture totaled $0.9 million and $1.2 million, respectively. Related performance guarantees as of both June 30, 2016 and December 31, 2015 totaled Canadian $132.1 million (or approximately $102.2 million and $95.4 million, respectively), based on the full contract value of the project. In addition, for the three and six month periods ended June 30, 2016, the Company provided $1.4 million and $4.9 million, respectively, of project-related financing in connection with this contractual joint venture. As of June 30, 2016, there were no additional amounts committed.
The Company has a 90% undivided interest in a proportionately consolidated non-controlled contractual joint venture that provides electrical transmission infrastructure services, for which the Company and its joint venture partner equally share voting and decision-making control. As of June 30, 2016, current assets and current liabilities relating to this contractual joint venture, each of which totaled $6 million, were included in the Company’s consolidated balance sheet.
For the three month period ended June 30, 2016, MasTec paid CCP, an entity in which the Company has a cost method investment, approximately $2.8 million for equipment supplies, rentals, leases and servicing, and for the six month period ended June 30, 2016, MasTec paid CCP $3.6 million, net of rebates of approximately $0.4 million. For the three and six month periods ended June 30, 2015, MasTec paid CCP approximately $1.0 million and $2.7 million, respectively. As of June 30, 2016 and December 31, 2015, related payables totaled approximately $3.8 million and $0.6 million, respectively.
MasTec entered into a subcontracting arrangement in the first quarter of 2016 for the performance of ancillary services with an entity, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of the management of a subsidiary of the Company. MasTec incurred $1.8 million and $3.3 million of expenses under this subcontracting arrangement for the three and six month periods ended June 30, 2016, respectively. As of June 30, 2016, related amounts payable totaled $1.0 million.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a majority interest. For both three month periods ended June 30, 2016 and 2015, MasTec charged approximately $0.2 million to this customer, and for both the six month periods ended June 30, 2016 and 2015 charged $0.4 million. As of June 30, 2016 and December 31, 2015, outstanding receivables from employee leasing arrangements with this customer totaled $0.2 million and $0.1 million, respectively. The Company also provides satellite communication services to this customer. For both three month periods ended June 30, 2016 and 2015, revenue from satellite communication services provided to this customer totaled approximately $0.2 million, and for both the six month periods ended June 30, 2016 and 2015, totaled $0.4 million. As of June 30, 2016 and December 31, 2015, receivables totaled approximately $0.4 million and $0.3 million, respectively.
The Company entered into a leasing arrangement in 2015 with a third party that leases an aircraft from a Company owned by Jorge Mas. The Company paid $0.6 million and $1.3 million, respectively, under this leasing arrangement for the three and six month periods ended June 30, 2016, respectively.

For the three month periods ended June 30, 2016 and 2015, related party lease payments for operational facilities and equipment, typically associated with members of subsidiary management, totaled approximately $9.9 million and $4.1 million, respectively, and for the six month periods ended June 30, 2016 and 2015, related party lease payments totaled approximately $19.1 million and $9.4 million, respectively. Payables associated with related party leases totaled approximately $0.2 million and $0.1 million as of June 30, 2016 and December 31, 2015, respectively. In addition, related party payments for various types of supplies and services, including project-related site restoration and marketing and business development activities involving members of subsidiary management, totaled approximately $3.6 million and $6.8 million for the three and six month periods ended June 30, 2016, respectively, and $0.5 million and $1.4 million for the three and six month periods ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, related payables totaled approximately $1.7 million and $2.1 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by certain members of management of several of the Company’s subsidiaries, primarily in our Oil and Gas segment and the Company has a subcontracting arrangement with one of these entities for the performance of ancillary oil and gas construction services. Expense related to this subcontracting arrangement is eliminated in consolidation.
Split Dollar Agreements
MasTec has split dollar insurance agreements with each of José R. Mas and Jorge Mas. For both the three and six month periods ended June 30, 2016, the Company paid $0.7 million and $0.5 million in connection with the agreements for José R. Mas and Jorge Mas, respectively. For both the three and six month periods ended June 30, 2015, the Company paid $0.7 million and $0.5 million in connection with the agreements for José R. Mas and Jorge Mas, respectively. As of June 30, 2016 and December 31, 2015, life insurance assets associated with these agreements totaled $14.2 million and $13.0 million, respectively, which were included within other long-term assets.
Note 16 – Supplemental Guarantor Condensed Unaudited Consolidating Financial Information
The 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”). The Company’s subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including: upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary; if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Three Months Ended June 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,149.4	$93.5	$(10.5)	$1,232.4
Costs of revenue, excluding depreciation and amortization	—	995.0	83.7	(10.5)	1,068.2
Depreciation and amortization	—	31.7	9.0	—	40.7
General and administrative expenses	0.6	61.5	5.8	—	67.9
Interest expense (income), net	—	27.8	(15.2)	—	12.6
Equity in earnings of unconsolidated affiliates	—	—	(0.5)	—	(0.5)
Other expense (income), net	—	1.8	(0.3)	—	1.5
(Loss) income before income taxes	$(0.6)	$31.6	$11.0	$—	$42.0
Benefit from (provision for) income taxes	0.2	(12.6)	(5.2)	—	(17.6)
Net (loss) income before equity in income from subsidiaries	$(0.4)	$19.0	$5.8	$—	$24.4
Equity in income from subsidiaries, net of tax	24.4	—	—	(24.4)	—
Net income (loss)	$24.0	$19.0	$5.8	$(24.4)	$24.4
Net income attributable to non-controlling interests	—	—	0.4	—	0.4
Net income (loss) attributable to MasTec, Inc.	$24.0	$19.0	$5.4	$(24.4)	$24.1
Comprehensive income (loss)	$19.8	$19.0	$1.4	$(20.1)	$20.1

For the Three Months Ended June 30, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$891.2	$178.5	$(3.1)	$1,066.6
Costs of revenue, excluding depreciation and amortization	—	784.7	164.3	(3.1)	945.9
Depreciation and amortization	—	32.7	10.6	—	43.3
General and administrative expenses	0.6	61.7	7.0	—	69.3
Interest expense (income), net	—	28.1	(15.2)	—	12.9
Equity in losses of unconsolidated affiliates	—	—	2.6	—	2.6
Other income, net	—	(4.8)	(0.2)	—	(5.0)
(Loss) income before income taxes	$(0.6)	$(11.2)	$9.4	$—	$(2.4)
Benefit from (provision for) income taxes	0.3	4.7	(6.4)	—	(1.4)
Net (loss) income before equity in losses from subsidiaries	$(0.3)	$(6.5)	$3.0	$—	$(3.8)
Equity in losses from subsidiaries, net of tax	(3.3)	—	—	3.3	—
Net (loss) income	$(3.6)	$(6.5)	$3.0	$3.3	$(3.8)
Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)
Net (loss) income attributable to MasTec, Inc.	$(3.6)	$(6.5)	$3.1	$3.3	$(3.7)
Comprehensive (loss) income	$(0.4)	$(6.5)	$6.4	$—	$(0.5)

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Six Months Ended June 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,027.7	$189.5	$(10.6)	$2,206.6
Costs of revenue, excluding depreciation and amortization	—	1,772.3	190.9	(10.6)	1,952.6
Depreciation and amortization	—	63.0	16.7	—	79.7
General and administrative expenses	1.2	111.5	15.2	—	127.9
Interest expense (income), net	—	55.2	(30.4)	—	24.8
Equity in earnings of unconsolidated affiliates	—	—	(3.6)	—	(3.6)
Other income, net	—	(9.4)	(2.4)	—	(11.8)
(Loss) income before income taxes	$(1.2)	$35.1	$3.1	$—	$37.1
Benefit from (provision for) income taxes	0.5	(14.0)	(2.0)	—	(15.5)
Net (loss) income before equity in income from subsidiaries	$(0.7)	$21.1	$1.1	$—	$21.6
Equity in income from subsidiaries, net of tax	22.1	—	—	(22.1)	—
Net income (loss)	$21.4	$21.1	$1.1	$(22.1)	$21.6
Net income attributable to non-controlling interests	—	—	0.2	—	0.2
Net income (loss) attributable to MasTec, Inc.	$21.4	$21.1	$0.9	$(22.1)	$21.4
Comprehensive income (loss)	$14.7	$21.1	$(5.6)	$(15.4)	$14.8

For the Six Months Ended June 30, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,694.1	$380.3	$(4.5)	$2,069.9
Costs of revenue, excluding depreciation and amortization	—	1,467.4	369.5	(4.5)	1,832.4
Depreciation and amortization	—	65.0	20.9	—	85.9
General and administrative expenses	1.3	127.9	14.1	—	143.3
Interest expense (income), net	—	55.3	(31.4)	—	23.9
Equity in losses of unconsolidated affiliates	—	—	3.2	—	3.2
Other (income) expense, net	—	(5.7)	0.1	—	(5.6)
(Loss) income before income taxes	$(1.3)	$(15.8)	$3.9	$—	$(13.1)
Benefit from (provision for) income taxes	0.5	6.5	(4.1)	—	2.9
Net loss before equity in losses from subsidiaries	$(0.8)	$(9.3)	$(0.2)	$—	$(10.2)
Equity in losses from subsidiaries, net of tax	(9.1)	—	—	9.1	—
Net (loss) income	$(9.9)	$(9.3)	$(0.2)	$9.1	$(10.2)
Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)
Net (loss) income attributable to MasTec, Inc.	$(9.9)	$(9.3)	$—	$9.1	$(10.0)
Comprehensive (loss) income	$(28.7)	$(9.3)	$(18.9)	$28.0	$(28.9)

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of June 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,176.4	$145.4	$—	$1,321.8
Property and equipment, net	—	453.0	106.1	—	559.1
Goodwill and other intangible assets, net	—	1,045.3	145.3	—	1,190.6
Investments in and advances to consolidated affiliates, net	956.4	44.0	111.3	(1,111.7)	—
Other long-term assets	9.3	19.5	23.6	—	52.4
Total assets	$965.7	$2,738.2	$531.7	$(1,111.7)	$3,123.9
Liabilities and equity
Total current liabilities	$—	$751.8	$114.6	$—	$866.4
Long-term debt	—	976.5	21.9	—	998.4
Other long-term liabilities	—	232.3	56.6	—	288.9
Total liabilities	$—	$1,960.6	$193.1	$—	$2,153.7
Total equity	$965.7	$777.6	$338.6	$(1,111.7)	$970.2
Total liabilities and equity	$965.7	$2,738.2	$531.7	$(1,111.7)	$3,123.9

As of December 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$927.4	$202.4	$—	$1,129.8
Property and equipment, net	—	448.2	110.5	—	558.7
Goodwill and other intangible assets, net	—	1,047.4	140.5	—	1,187.9
Investments in and advances to consolidated affiliates, net	930.3	103.7	50.6	(1,084.6)	—
Other long-term assets	9.3	24.4	17.3	—	51.0
Total assets	$939.6	$2,551.1	$521.3	$(1,084.6)	$2,927.3
Liabilities and equity
Total current liabilities	$—	$632.9	$119.6	$—	$752.5
Long-term debt	—	900.1	32.8	—	932.9
Other long-term liabilities	—	275.5	23.0	—	298.5
Total liabilities	$—	$1,808.5	$175.4	$—	$1,984.0
Total equity	$939.6	$742.5	$345.9	$(1,084.6)	$943.4
Total liabilities and equity	$939.6	$2,551.0	$521.3	$(1,084.6)	$2,927.3

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Six Months Ended June 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$—	$(30.2)	$58.7	$—	$28.5
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(4.1)	—	—	(4.1)
Capital expenditures	—	(61.3)	(2.6)	—	(63.9)
Proceeds from sale of property and equipment	—	9.1	1.0	—	10.1
Payments for other investments	—	(0.5)	(1.5)	—	(2.0)
Net cash used in investing activities	$—	$(56.8)	$(3.1)	$—	$(59.9)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	—	625.1	59.2	—	684.3
Repayments of credit facilities	—	(539.1)	(65.5)	—	(604.6)
Repayments of other borrowings and capital lease obligations	—	(25.5)	(8.0)	—	(33.5)
Proceeds from stock-based awards, net of tax withholdings	3.3	(0.3)	0.3	—	3.3
Excess tax benefit from stock-based compensation	—	—	1.1	—	1.1
Payments of acquisition-related contingent consideration	—	(14.6)	—	—	(14.6)
Net financing activities and advances from (to) consolidated affiliates	(3.3)	37.2	(33.9)	—	—
Net cash provided by (used in) financing activities	$—	$82.8	$(46.8)	$—	$36.0
Effect of currency translation on cash	—	—	(0.9)	—	(0.9)
Net (decrease) increase in cash and cash equivalents	$—	$(4.2)	$7.9	$—	$3.7
Cash and cash equivalents - beginning of period	—	—	5.0	—	5.0
Cash and cash equivalents - end of period	$—	$(4.2)	$12.9	$—	$8.7

For the Six Months Ended June 30, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(0.7)	$234.2	$(72.2)	$—	$161.3
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(0.1)	—	—	(0.1)
Capital expenditures	—	(39.7)	(8.7)	—	(48.4)
Proceeds from sale of property and equipment	—	3.8	0.3	—	4.1
Payments for other investments	$—	$(65.2)	$—	$—	$(65.2)
Net cash used in investing activities	$—	$(101.2)	$(8.4)	$—	$(109.6)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	$—	$514.6	$329.9	$—	$844.5
Repayments of credit facilities	—	(437.0)	(304.3)	—	(741.3)
Repayments of other borrowings and capital lease obligations	—	(25.0)	(10.1)	—	(35.1)
Repurchase of common stock	(100.0)	—	—	—	(100.0)
Proceeds from stock-based awards, net of tax withholdings	2.0	(0.2)	—	—	1.8
Excess tax benefits from stock-based compensation	—	0.1	—	—	0.1
Payments of acquisition-related contingent consideration	—	(39.3)	—	—	(39.3)
Payments of financing costs	—	(1.1)	—	—	(1.1)
Net financing activities and advances from (to) consolidated affiliates	98.7	(161.2)	62.5	—	—
Net cash provided by (used in) financing activities	$0.7	$(149.1)	$78.0	$—	$(70.4)
Effect of currency translation on cash	—	—	(0.6)	—	(0.6)
Net decrease in cash and cash equivalents	$—	$(16.1)	$(3.2)	$—	$(19.3)
Cash and cash equivalents - beginning of period	—	18.5	5.6	—	24.1
Cash and cash equivalents - end of period	$—	$2.4	$2.4	$—	$4.8

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
The following is a discussion of our business, financial position and results of operations as of and for the three and six month periods ended June 30, 2016 and 2015. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2015 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber and satellite communications; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; conventional and renewable power generation; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for more than 85 years. We offer our services primarily under the MasTec service mark and, as of June 30, 2016, we had approximately 20,100 employees and 500 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
The Communications segment performs engineering, construction and maintenance of communications infrastructure primarily related to wireless and wireline/fiber communications and install-to-the-home customers, and to a lesser extent, distribution infrastructure for electrical utilities, among others. We perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through our Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of industrial infrastructure. The Other segment includes equity method investments and other small business units that perform construction and other services in a variety of international end-markets.

See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which are incorporated by reference, for details pertaining to segment classifications, as well as operating results by segment and for significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted contracts, including new contractual agreements on which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog includes amounts under master service and other service agreements in addition to construction projects and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled joint ventures. We determine the amount of backlog for work under master service and other service agreements based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. The following table presents 18-month backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	June 30, 2016	March 31, 2016	June 30, 2015
Communications	$3,254	$3,257	$2,895
Oil and Gas	1,628	1,883	708
Electrical Transmission	290	266	188
Power Generation and Industrial	139	238	259
Other	23	27	20
Estimated 18-month backlog	$5,334	$5,671	$4,070

We expect to realize just over half of our June 30, 2016 backlog in 2016. Our backlog estimates include amounts under master service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Approximately 60% of backlog as of June 30, 2016 is attributable to amounts under master service or other service agreements. In the past, we have occasionally experienced cancellations and reductions in expected future work from master service agreements for our wireless customers as a result of changes in their spending plans, as well as cancellations and deferrals of certain oil and gas projects, primarily in western Canada, due to volatility in the oil markets. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

Backlog is not a term recognized under U.S. GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.
Economic, Industry and Market Factors
We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to rationalization of our customers’ capital and maintenance budgets in certain end-markets. Fluctuations in market prices for oil, gas and other fuel sources can affect demand for our services, in particular, on pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industry, particularly when work is deferred, can result, and in recent years, has resulted, in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market and industry factors, such as (i) changes to our customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve, such as the July 2015 acquisition of DIRECTV® by AT&T; (iii) access to capital for customers in the industries we serve; (iv) changes in technology, tax and other incentives; (v) renewable energy portfolio standards; and (vi) new or changing regulatory requirements affecting the industries we serve can also affect demand for our services. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements, which is incorporated by reference, and to our 2015 Form 10-K for discussion of our significant accounting policies. During the second quarter of 2016, in conjunction with the quarterly review of reporting units for indicators of impairment, management performed a quantitative assessment of the goodwill associated with its Electrical Transmission operating segment, and the estimated fair value of this operating segment was estimated to exceed its carrying value by approximately 5%. Significant changes in assumptions or estimates, such as a reduction in profitability and/or cash flows, could result in a non-cash goodwill impairment charge of this operating segment in the future.
We believe that our accounting estimates pertaining to revenue and cost recognition for percentage-of-completion projects, including related project profit or loss, which we define as project revenue less project costs of revenue, including certain depreciation; allowances for doubtful accounts; fair value estimates, in particular, estimated recoveries under receivership arrangements and estimated liabilities for future earn-out obligations; valuations of goodwill and indefinite-lived intangible assets; income taxes; self-insurance liabilities; and litigation and other contingencies are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
Revenue	$1,232.4	100.0%	$1,066.6	100.0%	$2,206.6	100.0%	$2,069.9	100.0%
Costs of revenue, excluding depreciation and amortization	1,068.2	86.7%	945.9	88.7%	1,952.6	88.5%	1,832.4	88.5%
Depreciation and amortization	40.7	3.3%	43.3	4.1%	79.7	3.6%	85.9	4.1%
General and administrative expenses	67.9	5.5%	69.3	6.5%	127.9	5.8%	143.3	6.9%
Interest expense, net	12.6	1.0%	12.9	1.2%	24.8	1.1%	23.9	1.2%
Equity in (earnings) losses of unconsolidated affiliates	(0.5)	(0.0)%	2.6	0.2%	(3.6)	(0.2)%	3.2	0.2%
Other expense (income), net	1.5	0.1%	(5.0)	(0.5)%	(11.8)	(0.5)%	(5.6)	(0.3)%
Income (loss) before income taxes	$42.0	3.4%	$(2.4)	(0.2)%	$37.1	1.7%	$(13.1)	(0.6)%
(Provision for) benefit from income taxes	(17.6)	(1.4)%	(1.4)	(0.1)%	(15.5)	(0.7)%	2.9	0.1%
Net income (loss)	$24.4	2.0%	$(3.8)	(0.4)%	$21.6	1.0%	$(10.2)	(0.5)%
Net loss attributable to non-controlling interests	0.4	0.0%	(0.1)	(0.0)%	0.2	0.0%	(0.2)	(0.0)%
Net income (loss) attributable to MasTec, Inc.	$24.1	2.0%	$(3.7)	(0.3)%	$21.4	1.0%	$(10.0)	(0.5)%

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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,				For the Six Months Ended June 30,
Reportable Segment:	2016	2015	2016	2015	2016		2015		2016		2015
Communications	$592.2	$468.9	$1,103.8	$938.8	$66.4	11.2%	$40.5	8.6%	$128.1	11.6%	$92.2	9.8%
Oil and Gas	425.6	410.5	718.4	737.3	53.6	12.6%	41.3	10.1%	69.8	9.7%	62.9	8.5%
Electrical Transmission	95.6	78.2	181.9	194.3	(9.9)	(10.4)%	(21.4)	(27.4)%	(33.7)	(18.5)%	(23.9)	(12.3)%
Power Generation and Industrial	119.7	103.1	201.1	187.4	4.8	4.0%	8.0	7.8%	7.7	3.8%	(0.9)	(0.5)%
Other	3.9	6.9	7.3	13.5	0.3	7.2%	(0.0)	(0.2)%	0.5	6.8%	(5.1)	(38.2)%
Eliminations	(4.6)	(1.0)	(5.9)	(1.4)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(19.9)	NA	(14.6)	NA	(30.9)	NA	(28.6)	NA
Consolidated Results	$1,232.4	$1,066.6	$2,206.6	$2,069.9	$95.3	7.7%	$53.8	5.0%	$141.5	6.4%	$96.6	4.7%
The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenue. For the three month period ended June 30, 2016, consolidated revenue increased to $1,232 million from $1,067 million, an increase of approximately $166 million, or 16%, as compared with the same period in 2015. Communications revenue increased by $123 million, or 26%, Electrical Transmission revenue increased by $17 million, or 22%, Power Generation and Industrial revenue increased by $17 million, or 16%, and Oil and Gas revenue increased by $15 million, or 4%. Other segment revenue decreased by $3 million.
Communications Segment. Communications revenue was $592 million for the three month period ended June 30, 2016, as compared with $469 million for the same period in 2015, an increase of $123 million, or 26%. Revenue increased as a result of higher levels of install-to-the-home, wireless and wireline/fiber installation services from increased customer demand.
Oil and Gas Segment. Oil and Gas revenue was $426 million for three month period ended June 30, 2016, as compared with $411 million for the same period in 2015, an increase of $15 million, or 4%. The increase in Oil and Gas revenue was driven by higher levels of long-haul pipeline infrastructure construction due to initiation of several large projects during the quarter, partially offset by a decrease in gathering pipeline and related facilities project activities, primarily in our Canadian operations.
Electrical Transmission Segment. Electrical Transmission revenue was $96 million for the three month period ended June 30, 2016, as compared with $78 million for the same period in 2015, an increase of $17 million, or 22%. The increase in Electrical Transmission revenue was due to project timing and improved levels of project efficiencies as compared to the same period in the prior year.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $120 million for the three month period ended June 30, 2016, as compared with $103 million for the same period in 2015, an increase of $17 million, or 16%. The growth was primarily driven by higher levels of renewable power project activity in 2016 as compared with the prior year.
Other Segment. Other segment revenue totaled approximately $4 million for the three month period ended June 30, 2016, as compared with $7 million for the same period in 2015, a decrease of approximately $3 million, or 43%. The decrease was driven primarily by lower revenue from our proportionately consolidated non-controlled Canadian joint venture, partially offset by an increase in oil and gas operations in Mexico as compared with the same period in the prior year.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $122 million to $1,068 million for the three month period ended June 30, 2016, as compared with $946 million for the same period in 2015. Higher revenue contributed $147 million of an increase in costs of revenue, excluding depreciation and amortization, whereas improved productivity resulted in a decrease of approximately $25 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 200 basis points, from 88.7% of revenue for the three month period ended June 30, 2015, to 86.7% of revenue for the same period in 2016. This decrease was primarily driven by improvements in our Oil and Gas, Electrical Transmission and Communications segments. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue improved in our Oil and Gas and Communications segments from improved levels of cost and overhead utilization due to higher levels of revenue. The improvement in our Electrical Transmission segment was primarily driven by project timing and improved levels of project efficiencies as compared to the same period in the prior year.
Depreciation and amortization. Depreciation and amortization was $41 million, or 3.3% of revenue, for the three month period ended June 30, 2016 as compared with $43 million, or 4.1% of revenue, in 2015, a decrease of approximately $3 million, or 6%. The decrease in depreciation and amortization as compared with the prior year period was driven by lower amortization expense resulting from fully amortized intangible assets as well as lower depreciation expense due to lower average capitalized equipment balances, primarily in the oil and gas segment.

General and administrative expenses. General and administrative expenses were $68 million, or 5.5% of revenue, for the three month period ended June 30, 2016, as compared with $69 million, or 6.5% of revenue, for the same period in 2015, a decrease of $1 million, or 2%. General and administrative expenses for the three month period ended June 30, 2016 included restructuring charges of approximately $2 million related to our efforts to streamline our western Canadian oil and gas and our electrical transmission operations. General and administrative expenses in the prior year period included acquisition integration costs from our WesTower acquisition of approximately $8 million and Audit Committee independent investigation expenses of $7 million, both of which were completed in 2015. For the three month period ended June 30, 2016, excluding the above mentioned items, various other administrative costs increased approximately $11 million as compared with the prior year period, including increased costs to support planned growth initiatives and timing of legal and other settlements, professional fees and incentive compensation expense.
Interest expense, net. Interest expense, net of interest income, was $13 million, or 1.0% of revenue, for the three month period ended June 30, 2016 as compared with $13 million, or 1.2% of revenue, in 2015. During the second quarter of 2015, we incurred $0.8 million of consent solicitation fees related to the delay in filing of our 2014 Form 10-K and first quarter 2015 Form 10-Q, which resulted in lower financing costs in the second quarter of 2016 as compared with 2015. This decrease was offset by an increase in interest expense on our Credit Facility due to higher average interest rates and higher average outstanding letters of credit in the second quarter of 2016 as compared with 2015. The increase in outstanding letters of credit was due to higher levels of project activity in 2016 as well an increase in our collateral requirements associated with our investments in the Waha JVs.
Equity in (earnings) losses of unconsolidated affiliates. Equity in (earnings) losses of unconsolidated affiliates includes our share of income or losses from equity method investments. For the three month period ended June 30, 2016, equity in earnings from unconsolidated affiliates totaled $0.5 million. For the three month period ended June 30, 2015, equity in losses of unconsolidated affiliates from our equity interests in two pre-acquisition investments of Pacer, which are in the final stages of liquidation as of June 30, 2016, totaled $2.6 million.
Other expense (income), net. For the three month period ended June 30, 2016, other expense, net, was $2 million, as compared with other income, net, of $5.0 million for the three month period ended June 30, 2015. Other expense (income), net, consists primarily of gains or losses from sales of assets and investments, estimated restructuring losses on the planned disposal of fixed assets held-for-sale, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals and certain purchase accounting adjustments. In the second quarter of 2016, we incurred $3 million of restructuring charges related to estimated losses on the planned disposal of fixed assets held-for-sale, whereas in the second quarter of 2015, other income included approximately $4 million from changes to estimated earn-out accruals. For both the three month periods ended June 30, 2016 and 2015, gains on sales of equipment totaled approximately $1 million.
Provision for income taxes. Income tax expense was $18 million for the three month period ended June 30, 2016 as compared with $1 million for the same period in the prior year. In the second quarter of 2016, we had pre-tax income of $42 million as compared with pre-tax losses of $2 million for the same period in the prior year. Income tax expense for the three month period ended June 30, 2015 included approximately $3 million of expense resulting from the cumulative revaluation of certain deferred tax liabilities pursuant to an Alberta provincial income tax law that was enacted in June 2015. This income tax expense was offset, in part, by an income tax benefit of approximately $1 million. Excluding the effect of the Alberta income tax expense, our effective tax rate for the three month period ended June 30, 2016 decreased versus the same period in 2015 due to the effect of permanent differences in relation to pre-tax losses for the three month period ended June 30, 2015.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $66 million, or 11.2% of revenue, for the three month period ended June 30, 2016 as compared with $41 million, or 8.6% of revenue, for the same period in 2015, a $26 million, or 64% increase. As a percentage of revenue, EBITDA increased by 260 basis points, or approximately $15 million primarily due to improved levels of cost and overhead utilization from higher levels of revenue. For the three month period ended June 30, 2015, Communications segment EBITDA included approximately $8 million of incremental acquisition integration costs as compared with the second quarter of 2016.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $54 million, or 12.6% of revenue, for the three month period ended June 30, 2016 as compared with $41 million, or 10.1% of revenue, for the same period in 2015, an increase of $12 million, or 30%. As a percentage of revenue, Oil and Gas segment EBITDA increased by approximately 250 basis points, or approximately $11 million, primarily due to improved levels of cost and overhead utilization due to higher levels of revenue and project activity. Oil and Gas results in the second quarter of 2016 included restructuring charges of approximately $3 million, which we anticipate will be completed in the second half of 2016, related to efforts to streamline our western Canadian oil and gas operations.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was negative $10 million, or negative 10.4% of revenue, for the three month period ended June 30, 2016 as compared with negative EBITDA of approximately $21 million, or negative 27.4% of revenue, for the same period in 2015, an increase in EBITDA of $11 million. Electrical Transmission results in the second quarter of 2016 included restructuring charges of approximately $2 million related to efforts to streamline our operations, which we anticipate will be completed in the second half of 2016. The improvement in Electrical Transmission EBITDA was due to higher levels of revenue as a result of project timing and improved levels of project efficiencies as compared to the same period in the prior year.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $5 million, or 4.0% of revenue, for the three month period ended June 30, 2016, as compared with EBITDA of $8 million, or 7.8% of revenue, for the same period in 2015, a decrease in EBITDA of $3 million, or 40%. As a percentage of revenue, Power Generation and Industrial segment EBITDA decreased by approximately 370 basis points, or approximately $4 million primarily as a result of project timing and mix, as well as increased cost investments in business development initiatives.

Other Segment. EBITDA from Other businesses was approximately breakeven for both the three month periods ended June 30, 2016 and 2015.
Corporate. Corporate EBITDA was negative $20 million for the three month period ended June 30, 2016, as compared with negative EBITDA of $15 million for the same period in 2015, representing a decrease in EBITDA of $5 million. Corporate EBITDA for the three month period ended June 30, 2015 included $7 million of costs related to the Audit Committee independent investigation, which was completed in 2015, offset, in part, by a $4 million net reduction in the estimated earn-out liability for acquired businesses. Excluding the above mentioned items, various other corporate expenses increased approximately $8 million as compared with the prior year period, including increased costs to support planned growth initiatives and timing of legal and other settlements, professional fees and incentive compensation expense.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenue. For the six month period ended June 30, 2016, consolidated revenue increased to $2,207 million from $2,070 million, an increase of approximately $137 million, or 6.6%, as compared with the same period in 2015. Communications revenue increased by $165 million, or 18% and Power Generation and Industrial revenue increased by $14 million, or 7%, whereas Oil and Gas revenue decreased by $19 million, or 3%, Electrical Transmission revenue decreased by $12 million, or 6% and Other segment revenue decreased by approximately $6 million, or 46%.
Communications Segment. Communications revenue was $1,104 million for the six month period ended June 30, 2016, as compared with $939 million for the same period in 2015, an increase of $165 million, or 18%. Revenue increased as a result of higher levels of install-to-the-home, wireless and wireline/fiber installation services from increased customer demand.
Oil and Gas Segment. Oil and Gas revenue was $718 million for six month period ended June 30, 2016, as compared with $737 million for the same period in 2015, a decrease of $19 million, or 3%. The decrease in Oil and Gas revenue consisted of an increase in long-haul pipeline infrastructure construction due to initiation of several large projects in 2016, offset by lower levels of gathering pipeline and related facilities project, primarily in our Canadian operations.
Electrical Transmission Segment. Electrical Transmission revenue was $182 million for the six month period ended June 30, 2016, as compared with $194 million for the same period in 2015, a decrease of $12 million, or 6%. The decrease in Electrical Transmission revenue was due to reduced levels of project activity due to the combination of lower overall market activity levels resulting from project delays and lower than expected success rates on new project awards during 2015, offset, in part, by project timing and improved levels of project efficiencies as compared to the same period in the prior year.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $201 million for the six month period ended June 30, 2016, as compared with $187 million for the same period in 2015, an increase of $14 million, or 7%. The growth was primarily driven by higher levels of renewable power project activity in 2016 as compared with the prior year.
Other Segment. Other segment revenue totaled approximately $7 million for the six month period ended June 30, 2016, as compared with $13 million for the same period in 2015, a decrease of approximately $6 million. The decrease was driven primarily by lower revenue from our proportionately consolidated non-controlled Canadian joint venture as well as a decrease in oil and gas operations in Mexico as compared with the same period in the prior year.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $120 million to $1,953 million for the six month period ended June 30, 2016, as compared with $1,832 million for the same period in 2015. Higher revenue contributed an increase of $121 million. This increase consisted of improvements in our Oil and Gas and Power Generation and Industrial segments, offset by reduced productivity in our Electrical Transmission and Communications segments. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue, was generally flat at 88.5% of revenue in both periods.
Depreciation and amortization. Depreciation and amortization was $80 million, or 3.6% of revenue, for the six month period ended June 30, 2016 as compared with $86 million, or 4.1% of revenue, in 2015, a decrease of $6 million, or 7%. The decrease in depreciation and amortization as compared with the prior year period was driven by lower amortization expense resulting from fully amortized intangible assets as well as lower depreciation expense due to lower average capitalized equipment balances, primarily in the oil and gas segment.
General and administrative expenses. General and administrative expenses were $128 million, or 5.8% of revenue, for the six month period ended June 30, 2016, as compared with $143 million, or 6.9% of revenue, for the same period in 2015, a decrease of $15 million, or 11%. General and administrative expenses for the six month period ended June 30, 2016 included restructuring charges of approximately $6 million related to our efforts to streamline our western Canadian oil and gas and our electrical transmission operations. General and administrative expenses in the prior year period included acquisition integration costs from our WesTower acquisition of approximately $17 million and Audit Committee independent investigation expenses of $10 million, both of which were completed in 2015. For the six month period ended June 30, 2016, excluding the above mentioned items, various other administrative costs increased approximately $5 million as compared with the prior year period, including increased costs to support planned growth initiatives and timing of legal and other settlements and incentive compensation expense.
Interest expense, net. Interest expense, net of interest income, was $25 million, or 1.1% of revenue, for the six month period ended June 30, 2016 as compared with $24 million, or 1.2% of revenue, in 2015. The increase in interest expense in 2016 was due to higher average interest rates and higher average outstanding letters of credit on our Credit Facility for the six month period ended June 30, 2016 as compared with the same period in the prior year, offset, in part, by a decrease in financing costs. The increase in outstanding letters of credit was due to higher levels of project activity in 2016 as well as an increase in our collateral requirements associated with our investments in the Waha JVs. During the second quarter of 2015, we incurred $0.8 million of consent solicitation fees related to the delay in filing of our 2014 Form 10-K and first quarter 2015 Form 10-Q.
Equity in (earnings) losses of unconsolidated affiliates. Equity in (earnings) losses of unconsolidated affiliates includes our share of income or losses from equity method investments. For the six month period ended June 30, 2016, equity in earnings from unconsolidated affiliates of $3.6 million was primarily attributable to income related to increases in expected recoveries of certain equity method investments in our Oil and Gas segment, which are in the final stages of liquidation as of June 30, 2016. For the six month period ended June 30, 2015, equity in losses of unconsolidated affiliates of $3.2 million related to our equity method investments in the Oil and Gas segment.
Other income, net. For the six month period ended June 30, 2016, other income, net, was $12 million, as compared with $6 million for the six month period ended June 30, 2015. Other income, net, consists primarily of gains or losses from sales of assets and investments, estimated restructuring losses on the planned disposal of fixed assets held-for-sale, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals and certain purchase accounting adjustments. For the six month period ended June 30, 2016, other income, net, included approximately $10 million of income related to a settlement in connection with a previously acquired business and $3 million of restructuring charges related to estimated losses on the planned disposal of fixed assets held-for-sale, whereas for the six month period ended June 30, 2015, other income, net, included approximately $4 million of income from changes to estimated earn-out accruals. Gains on sales of equipment totaled approximately $2 million and $1 million for the six month periods ended June 30, 2016 and 2015, respectively.
(Provision for) benefit from income taxes. Income tax expense was $16 million for the six month period ended June 30, 2016, as compared with an income tax benefit of $3 million for the same period in the prior year. For the six month period ended June 30, 2016, we had pre-tax income of $37 million as compared with pre-tax losses of $13 million for the same period in the prior year. The income tax benefit for the six month period ended June 30, 2015 included approximately $3 million of expense resulting from the cumulative revaluation of certain deferred tax liabilities pursuant to an Alberta provincial income tax law that was enacted in June 2015. Excluding the effect of the Alberta income tax expense in 2015, our effective tax rate for the six month period ended June 30, 2016 decreased versus the same period in 2015 due to the effect of permanent differences in relation to pre-tax losses for the six month period ended June 30, 2015.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $128 million, or 11.6% of revenue, for the six month period ended June 30, 2016 as compared with $92 million, or 9.8% of revenue, for the same period in 2015, a $36 million, or 39% increase. As a percentage of revenue, EBITDA increased by 180 basis points, or approximately $20 million. For the six month period ended June 30, 2015, Communications segment EBITDA included approximately $17 million of incremental acquisition integration costs as compared with the first half of 2016, whereas Communications segment EBITDA for the six month period ended June 30, 2016 included approximately $10 million from a settlement in connection with a previously acquired business.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $70 million, or 9.7% of revenue, for the six month period ended June 30, 2016 as compared with $63 million, or 8.5% of revenue, for the same period in 2015, an increase of $7 million, or 11%. As a percentage of revenue, Oil and Gas segment EBITDA increased by approximately 120 basis points, or approximately $9 million, primarily due to improved levels of cost and overhead utilization due to higher levels of revenue and project activity, partially offset by a previously disclosed first quarter project loss of approximately $13 million on a western Canadian oil and gas project. Oil and Gas results in the first half of 2016 also included restructuring charges of approximately $6 million, which we anticipate will be completed in the second half of 2016, related to efforts to streamline our western Canadian oil and gas operations.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was negative $34 million, or negative 18.5% of revenue, for the six month period ended June 30, 2016 as compared with negative EBITDA of approximately $24 million, or negative 12.3% of revenue, for the same period in 2015, a decrease in EBITDA of $10 million, or 41%. Electrical Transmission results in the first half of 2016 included restructuring charges of approximately $3 million related to efforts to streamline operations, which we anticipate will be completed in the second half of 2016, and a previously disclosed first quarter project loss of approximately $15 million on a large transmission project. As a percentage of revenue, Electrical Transmission segment EBITDA decreased by approximately 620 basis points, or approximately $11 million due to project inefficiencies as well as lower levels of overhead and cost utilization from reduced levels of revenue as compared with the same period in the prior year.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $8 million, or 3.8% of revenue, for the six month period ended June 30, 2016, as compared with negative EBITDA of $1 million, or negative 0.5% of revenue, for the same period in 2015, an increase in EBITDA of $9 million. For the six month period ended June 30, 2015, Power Generation and Industrial segment EBITDA incurred $18 million of losses on a troubled wind project in Canada that was completed in the third quarter of 2015. Excluding the effect of Canadian wind project losses in 2015, Power Generation and Industrial segment EBITDA decreased for the six month period ended June 30, 2016 as compared with the same period in 2015 due to changes in project timing and mix, as well as increased cost investments in business development initiatives.
Other Segment. EBITDA from Other businesses was approximately $0.5 million for the six month period ended June 30, 2016, as compared with negative EBITDA of $5 million for the same period in 2015. Other segment EBITDA for the six month period ended June 30, 2015 included $6 million of losses on a proportionately consolidated non-controlled Canadian joint venture that experienced project delays.
Corporate. Corporate EBITDA was negative $31 million for the six month period ended June 30, 2016, as compared with negative EBITDA of $29 million for the same period in 2015, representing a decrease in EBITDA of $2 million. Corporate EBITDA for the six month period ended June 30, 2015 included $10 million of costs related to the Audit Committee independent investigation, which was completed in 2015, offset, in part, by a $4 million net reduction in the estimated earn-out liability for acquired businesses. For the six month period ended June 30, 2016, excluding the above mentioned items, various other corporate expenses increased approximately $8 million as compared with the prior year period, including increased costs to support planned growth initiatives and timing of legal and other settlements, professional fees and incentive compensation expense.
Foreign Operations
Our foreign operations are primarily in Canada and Mexico. See Note 13 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). All of these “adjusted” non-U.S. GAAP measures exclude non-cash stock-based compensation expense, restructuring charges, acquisition integration costs resulting from the WesTower acquisition, Audit Committee independent investigation related costs and project losses on a proportionately consolidated non-controlled Canadian joint venture, and, for Adjusted Net Income, the effect of an Alberta provincial income tax rate increase. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry, and for non-cash stock-based compensation expense, can also be subject to market volatility. Additionally, these measures provide a baseline for analyzing trends in our underlying business. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash to service debt, fund capital expenditures and expand our business, but management does not consider the presented non-U.S. GAAP financial measures as measures of our liquidity. While EBITDA and Adjusted EBITDA are measures of our ability to generate cash, these measures exclude the cash impact of changes in our assets and liabilities as well as interest and income taxes. Net cash provided by operating activities in the consolidated statements of cash flows accounts for these changes in our assets and liabilities.
We believe these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income (loss), diluted earnings (loss) per share and net cash provided by operating activities, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed together with our U.S. GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The tables below may contain slight summation differences due to rounding.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
EBITDA Reconciliation:	2016		2015		2016		2015
Net income (loss)	$24.4	2.0%	$(3.8)	(0.4)%	$21.6	1.0%	$(10.2)	(0.5)%
Interest expense, net	12.6	1.0%	12.9	1.2%	24.8	1.1%	23.9	1.2%
Provision for (benefit from) income taxes	17.6	1.4%	1.4	0.1%	15.5	0.7%	(2.9)	(0.1)%
Depreciation and amortization	40.7	3.3%	43.3	4.1%	79.7	3.6%	85.9	4.1%
EBITDA	$95.3	7.7%	$53.8	5.0%	$141.5	6.4%	$96.6	4.7%
Non-cash stock-based compensation expense	3.9	0.3%	2.7	0.3%	7.4	0.3%	6.3	0.3%
Restructuring charges	5.1	0.4%	—	—	9.1	0.4%	—	—
Acquisition integration costs	—	—	7.8	0.7%	—	—	16.6	0.8%
Audit Committee investigation related costs	—	—	6.7	0.6%	—	—	9.7	0.5%
Losses on non-controlled joint venture	—	—	—	—	—	—	5.5	0.3%
Adjusted EBITDA	$104.3	8.5%	$71.0	6.7%	$158.1	7.2%	$134.7	6.5%

Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, and a related reconciliation to EBITDA, for the periods indicated is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Reportable Segment:	2016		2015		2016		2015
Communications	$66.6	11.2%	$48.6	10.4%	$128.4	11.6%	$109.1	11.6%
Oil and Gas	56.5	13.3%	41.3	10.1%	76.1	10.6%	62.9	8.5%
Electrical Transmission	(7.8)	(8.1)%	(21.4)	(27.4)%	(30.9)	(17.0)%	(23.9)	(12.3)%
Power Generation and Industrial	4.8	4.0%	8.0	7.8%	7.7	3.8%	(0.9)	(0.5)%
Other	0.3	7.2%	(0.0)	(0.3)%	0.5	6.8%	0.4	2.7%
Corporate	(16.1)	NA	(5.5)	NA	(23.7)	NA	(12.9)	NA
Adjusted EBITDA	$104.3	8.5%	$71.0	6.7%	$158.1	7.2%	$134.7	6.5%
Non-cash stock-based compensation expense	3.9	0.3%	2.7	0.3%	7.4	0.3%	6.3	0.3%
Restructuring charges	5.1	0.4%	—	—	9.1	0.4%	—	—
Acquisition integration costs	—	—	7.8	0.7%	—	—	16.6	0.8%
Audit Committee investigation related costs	—	—	6.7	0.6%	—	—	9.7	0.5%
Losses on non-controlled joint venture	—	—	—	—	—	—	5.5	0.3%
EBITDA	$95.3	7.7%	$53.8	5.0%	$141.5	6.4%	$96.6	4.7%
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Six Months Ended June 30,
	2016	2015
Reconciliation to Net Cash Provided by Operating Activities, Total MasTec:
EBITDA	$141.5	$96.6
Non-cash stock-based compensation expense	7.4	6.3
Restructuring charges	9.1	—
Acquisition integration costs	—	16.6
Audit Committee investigation related costs	—	9.7
Losses on non-controlled joint venture	—	5.5
Adjusted EBITDA	$158.1	$134.7
Interest expense, net	(24.8)	(23.9)
(Provision for) benefit from income taxes	(15.5)	2.9
Restructuring charges	(9.1)	—
Acquisition integration costs	—	(16.6)
Audit Committee investigation related costs	—	(9.7)
Losses on non-controlled joint venture	—	(5.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding non-cash EBITDA adjustments (a)	5.9	(9.4)
Change in assets and liabilities, net of acquisitions	(86.1)	88.8
Net cash provided by operating activities, Total MasTec	$28.5	$161.3

(a)	Non-cash EBITDA adjustments include depreciation and amortization and non-cash stock-based compensation expense.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The table below reconciles Adjusted Net Income and Adjusted Diluted Earnings Per Share with reported net income (loss) and reported diluted earnings (loss) per share, the most directly comparable U.S. GAAP financial measures. Adjustments have been tax-effected using the effective tax rate for the respective periods, excluding certain discrete items.

	For the Three Months Ended June 30,
	2016				2015
	Income Before Income Taxes (in millions)	Provision for Income Taxes (a) (in millions)	Net Income (in millions)	Diluted Earnings Per Share (b)(c)	(Loss) Income Before Income Taxes (in millions)	Provision for Income Taxes (a) (in millions)	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share (b)(c)
Reported U.S. GAAP measure	$42.0	$(17.6)	$24.4	$0.30	$(2.4)	$(1.4)	$(3.8)	$(0.05)
Adjustments:	—	—			—	—
Non-cash stock-based compensation expense	3.9	(1.5)	2.4	0.03	2.7	(1.3)	1.4	0.02
Restructuring charges	5.1	(1.9)	3.1	0.04	—	—	—	—
Acquisition integration costs	—	—	—	—	7.8	(3.8)	4.0	0.05
Audit Committee investigation related costs (d)	—	—	—	—	7.5	(3.5)	4.0	0.05
Losses on non-controlled joint venture	—	—	—	—	—	(0.2)	(0.2)	(0.00)
Impact of Alberta tax law change	—	—	—	—	—	2.8	2.8	0.04
Adjusted non-U.S. GAAP measure	$51.0	$(21.0)	$29.9	$0.36	$15.6	$(7.5)	$8.1	$0.10

	For the Six Months Ended June 30,
	2016				2015
	Income Before Income Taxes (in millions)	Provision for Income Taxes (a) (in millions)	Net Income (in millions)	Diluted Earnings Per Share (b)(c)	(Loss) Income Before Income Taxes (in millions)	Provision for Income Taxes (a) (in millions)	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share (b)(c)
Reported U.S. GAAP measure	$37.1	$(15.5)	$21.6	$0.26	$(13.1)	$2.9	$(10.2)	$(0.12)
Adjustments:	—	—			—	—
Non-cash stock-based compensation expense	7.4	(3.0)	4.4	0.05	6.3	(2.8)	3.5	0.04
Restructuring charges	9.1	(3.7)	5.5	0.07	—	—	—	—
Acquisition integration costs	—	—	—	—	16.6	(7.4)	9.2	0.11
Audit Committee investigation related costs (d)	—	—	—	—	10.5	(4.7)	5.8	0.07
Losses on non-controlled joint venture	—	—	—	—	5.5	(2.4)	3.1	0.04
Impact of Alberta tax law change	—	—	—	—	—	2.8	2.8	0.03
Adjusted non-U.S. GAAP measure	$53.6	$(22.1)	$31.5	$0.39	$25.8	$(11.6)	$14.2	$0.18

(a)
Represents the provision for income taxes, before and after adjustment for the tax effects of the adjusted items in the table above. The tax effects of the adjusted items were determined based on the tax treatment of the related items and after taking into consideration their effect on pre-tax income. For both the three and six month periods ended June 30, 2016, our consolidated effective tax rates as reported were 42%, and as adjusted, were 41%. For the three and six month periods ended June 30, 2015, our consolidated effective tax rates as reported were (61%) and 22%, respectively, and, as adjusted, were 48% and 45%, respectively.

(b)
Adjusted diluted earnings per share includes a per share tax effect of $0.04 and $0.08 for the three and six month periods ended June 30, 2016, respectively, and a per share tax effect of $0.07 and $0.18 for the three and six month periods ended June 30, 2015, respectively, related to the adjustments presented above.

(c)
For both the three and six month periods ended June 30, 2015, because the reported loss from continuing operations, on an adjusted basis is income from continuing operations, we included an additional 0.5 million weighted average common stock equivalents in our diluted share count to calculate adjusted diluted earnings per share for the respective periods.

(d)
Audit Committee investigation related costs for both the three and six month periods ended June 30, 2015 includes $0.8 million, pre-tax, and $0.5 million, after tax, of consent solicitation agent fees recorded within interest expense, net, related to the delay in filing of the Annual Report on Form 10-K for the year ended December 31, 2014 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

Capital Expenditures. For the six month period ended June 30, 2016, we spent $64 million on capital expenditures, or $54 million, net of asset disposals. For the year ending December 31, 2016, we estimate that we will spend approximately $95 million to $105 million on capital expenditures, or approximately $80 million to $90 million, net of asset disposals, and expect to incur approximately $60 million to $70 million of equipment purchases under capital lease or other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisition-Related Contingent Consideration. In most of our acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of June 30, 2016 was approximately $47 million. Of this amount, $11 million represents the liability for earn-out obligations that have been earned. The remainder, $36 million, is management’s estimate of potential earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned. During the three and six month periods ended June 30, 2016 and 2015 we made cash payments of $15 million and $39 million, respectively, related to earn-out obligations.
Income Taxes. Cash tax payments, net of tax refunds, were $7 million for the six month period ended June 30, 2016 as compared with $5 million for the six month period ended June 30, 2015. Quarterly tax payments are based on estimates of full year taxable income activity and estimated tax rates. Our cash tax payments, which have increased in the 2016 period as compared with the 2015 period, vary with changes in taxable income and earnings estimates.
Working Capital. We need working capital to support seasonal variations in our business, primarily due to the effect of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Working capital needs are generally higher during the summer or fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Conversely, working capital needs are typically converted to cash during the winter months. These seasonal trends, however, can be offset by changes in the timing of projects, which can be affected by project delays or accelerations and/or other factors that may affect customer spending.
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are billed and collected. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of June 30, 2016, we expect that substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $1.1 billion as of June 30, 2016 from $0.9 billion as of December 31, 2015, due to higher levels of quarterly revenue and changes in project timing and mix.
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
Sources and Uses of Cash
As of June 30, 2016, we had $455 million in working capital, defined as current assets less current liabilities, as compared with $377 million as of December 31, 2015, an increase of $78 million, due primarily to increased investment in working capital from higher levels of revenue and project activity. Total cash and cash equivalents of $9 million as of June 30, 2016 increased by $4 million from total cash and cash equivalents of $5 million as of December 31, 2015.
Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$28.5	$161.3
Net cash used in investing activities	$(59.9)	$(109.6)
Net cash provided by (used in) financing activities	$36.0	$(70.4)

Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, costs and earnings in excess of billings, accounts payable and accrued expenses and billings in excess of costs and earnings, all of which tend to be related. These working capital items are also generally affected by changes in revenue resulting from both the timing and the volume of work performed, by variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the six month period ended June 30, 2016 was $28 million, as compared with $161 million for the same period in 2015. The decrease in cash flow from operations was due primarily to increased investment in working capital from higher levels of revenue and project activity. Net changes in assets and liabilities had a negative effect on cash provided by operating activities of $175 million, related largely to changes in accounts receivable, net of billings in excess of costs and earnings and inventory levels, offset, in part, by changes in accounts payable and accrued expenses. The negative effect of net changes in assets and liabilities was offset, in part, by an increase in net income of $32 million.
Our DSO, net of billings in excess of costs and earnings was 71 as of June 30, 2016, as compared with 74 as of March 31, 2016 and 86 as of June 30, 2015. DSO, net of billings in excess of costs and earnings, is calculated as accounts receivable, net, less billings in excess of costs and earnings, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. The decrease in DSO as compared with March 31, 2016 and June 30, 2015 is attributable to improved timing of collections and settlements, changes in project and customer mix and working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by $50 million to $60 million for the six month period ended June 30, 2016 from $110 million for the six month period ended June 30, 2015. Payments for other investments, which relates primarily to activity associated with our equity method investees as well as payments for executive life insurance policies, was $2 million for the six month period ended June 30, 2016, as compared with $65 million for the same period in 2015, representing a decrease in cash used in investing activities of $63 million. For the six month period ended June 30, 2015, payments for other investments included amounts paid in connection with certain equity method investment receivership arrangements as well as our investment in the Waha JV’s. See Note 4 - Fair Value of Financial Instruments, which is incorporated by reference, for discussion of our cost and equity method investments. For the six month period ended June 30, 2016, we spent $64 million on capital expenditures, or $54 million, net of asset disposals, as compared with capital expenditures, net of asset disposals, of $44 million for the same period in the prior year, for an increase in cash used in investing activities of approximately $9 million.
Financing Activities. Net cash provided by financing activities for the six month period ended June 30, 2016 was $36 million, as compared with net cash used in financing activities of $70 million for the six month period ended June 30, 2015, an increase in cash provided by financing activities of approximately $106 million. For the six month period ended June 30, 2016, we did not make any payments for repurchases of shares of our common stock under our 2016 share repurchase program, whereas for the same period in 2015, we paid $100 million to repurchase shares of our common stock under our 2014 share repurchase program. Payments of acquisition-related contingent consideration for the six month period ended June 30, 2016 decreased by $25 million as compared with the same period in the prior year, representing an increase in cash provided by financing activities. Credit facility related activity, net, for the six month period ended June 30, 2016, totaled $80 million of borrowings, net of repayments, compared to $103 million for the six month period ended June 30, 2015, a decrease in cash provided by credit facility-related activities, net, of $24 million.
Senior Secured Credit Facility
We have a senior secured credit facility, which, as amended to date, we refer to as our Credit Facility. The Credit Facility has aggregate borrowing commitments of approximately $1.24 billion, composed of $1.0 billion of revolving commitments and a term loan in the aggregate principal amount of $244 million (the “Term Loan”). The Credit Facility provides the ability to borrow in either Mexican pesos or Canadian dollars, up to an aggregate equivalent amount of $200 million. Revolving commitments under the Credit Facility mature on October 29, 2018, and the Term Loan matures on November 21, 2019. The Term Loan is subject to amortization in quarterly principal installments of $3.1 million, subject to reduction as a result of the application of certain prepayments in accordance with the terms of the Credit Facility, commencing as of the quarter ending March 31, 2016. In May 2016, the Credit Facility was amended to increase the maximum amount available for letters of credit from $450 million to $650 million, of which up to $100 million can be denominated in either Mexican pesos or Canadian dollars. The Credit Facility also provides for swing line loans of up to $75 million. Under the Credit Facility, we have the option to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of $250 million, subject to certain conditions. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity method, joint venture or other investments, the repurchase or prepayment of indebtedness and share repurchases.
Interest on outstanding revolving loans and the Term Loan under the Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of June 30, 2016, we had $307.6 million of outstanding revolving loans under our Credit Facility, of which approximately $91 million was denominated in foreign currencies. Outstanding revolving loans accrued interest at a weighted average interest rate of 2.95% as of June 30, 2016. We had $337.8 million of issued letters of credit as of June 30, 2016 that mature at various dates. As of June 30, 2016, letter of credit fees accrued at 1% per annum for performance standby letters of credit and 2% per annum for financial standby letters of credit. The Term Loan accrued interest at a rate of 2.46% as of June 30, 2016. Borrowing capacity of $354.6 million as of June 30, 2016 was available for revolving loans or up to $312.2 million for new letters of credit. The unused facility fee was 0.40% as of June 30, 2016. The Credit Facility is guaranteed by certain of our subsidiaries (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of our and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
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
Other Credit Facilities. We have other credit facilities that support the working capital requirements of our foreign operations, which have varying dates of maturity and are generally renewed on an annual basis. Borrowings under these credit facilities are primarily denominated in Canadian dollars and maximum borrowing capacity totaled approximately $30.9 million as of June 30, 2016. Outstanding borrowings, which accrued interest at a weighted average rate of 3.6%, totaled approximately $10.1 million as of June 30, 2016.
4.875% Senior Notes
We have $400 million outstanding principal amount of 4.875% Senior Notes, which are subject to certain provisions and covenants, as more fully described in Note 8 - Debt in the notes to the audited consolidated financial statements included in our 2015 Form 10-K. As of June 30, 2016, we were in compliance with these provisions and covenants.
Debt Guarantees and Covenants
The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt and are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of our existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness. See Note 16 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference. We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of June 30, 2016.
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
Off-balance sheet arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with certain indemnification and guarantee arrangements and obligations relating to our non-consolidated affiliates, joint venture arrangements and variable interest entities. Refer to Note 14 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, for current period details pertaining to our off-balance sheet arrangements. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for discussion pertaining to certain of our investment arrangements, which notes are incorporated by reference.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2016, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our Term Loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of June 30, 2016, we had $308 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 2.95% and a Term Loan with a balance of $244 million with an interest rate of 2.46%. Interest on letters of credit issued under our Credit Facility as of June 30, 2016 accrued at 1% per annum for performance standby letters of credit and at 2% per annum for financial standby letters of credit. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $3 million for the six month period ended June 30, 2016.
As of June 30, 2016, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and an aggregate $119 million of notes payable for equipment and capital lease obligations, which accrued interest at a weighted average rate of approximately 2.8% as of June 30, 2016. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

Foreign Currency Risk

Our foreign operations are primarily in Canada and Mexico. Revenue generated from foreign operations represented 7% of our total revenue for the six month period ended June 30, 2016. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three or six month periods ended June 30, 2016. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three and six month periods ended June 30, 2016, foreign currency translation gains totaled approximately $0.2 million and $5.9 million, respectively, and related primarily to our Canadian operations.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, neither of which were material as of June 30, 2016. We may enter into foreign currency derivative contracts in the future to manage such exposures.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For the three and six month periods ended June 30, 2016, we derived approximately 36% and 37% of our revenue from AT&T, respectively, and 22% and 20% of our revenue from Energy Transfer affiliates, respectively. For the three and six month periods ended June 30, 2015, giving retroactive effect to the July 2015 acquisition of DIRECTV® by AT&T, we derived approximately 30% and 31%, respectively, of our revenue from AT&T. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers elected to perform the work that we provide with in-house service teams. Our top ten customers accounted for 76% and 60% of our revenue for the three month periods ended June 30, 2016 and 2015, respectively, and accounted for 74% and 59% of our revenue for the six month periods ended June 30, 2016 and 2015, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, our results of operations, cash flows and liquidity could be negatively affected if these customers reduce the amount of business they provide to us, or if we complete the required work on our projects for these customers and cannot replace them with similar projects. More than half of our revenue was derived from non-recurring project specific work for the three and six month periods ended June 30, 2016. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1 through April 30	9,973	$20.25	—	$100,000,000
May 1 through May 31	1,036	$21.28	—	$100,000,000
June 1 through June 30	—	$—	—	$100,000,000
Total	11,009		—

(a)	Reflects share repurchases associated with certain employee elections under compensation and benefit programs.

(b)	No shares were purchased for the three months ended June 30, 2016 under the Company’s publicly announced $100 million 2016 Share Repurchase Program.
ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1*
Amendment No. 6 to Credit Agreement, dated as of May 13, 2016, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors Party thereto.

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

MASTEC, INC.
Date:	August 4, 2016
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1*
Amendment No. 6 to Credit Agreement, dated as of May 13, 2016, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors Party thereto.

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