Form 10-Q
period 2016-09-30
MASTEC INC
filed 2016-11-03
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
Commission File Number 001-08106
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
    Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of October 31, 2016, MasTec, Inc. had 82,388,561 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2016

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$1,586,181	$1,111,010	$3,792,811	$3,180,906
Costs of revenue, excluding depreciation and amortization	1,368,988	972,711	3,321,571	2,805,072
Depreciation and amortization	42,584	42,196	122,249	128,048
General and administrative expenses	67,131	63,798	195,031	207,077
Interest expense, net	13,097	11,964	37,895	35,845
Equity in losses (earnings) of unconsolidated affiliates	6	371	(3,549)	3,594
Other (income) expense, net	(971)	6,331	(12,803)	748
Income before income taxes	$95,346	$13,639	$132,417	$522
Provision for income taxes	(38,816)	(6,197)	(54,331)	(3,288)
Net income (loss)	$56,530	$7,442	$78,086	$(2,766)
Net income (loss) attributable to non-controlling interests	253	(176)	414	(420)
Net income (loss) attributable to MasTec, Inc.	$56,277	$7,618	$77,672	$(2,346)

Earnings per share (Note 2):
Basic earnings (loss) per share	$0.70	$0.10	$0.97	$(0.03)
Basic weighted average common shares outstanding	80,462	79,845	80,323	80,681

Diluted earnings (loss) per share	$0.69	$0.09	$0.96	$(0.03)
Diluted weighted average common shares outstanding	81,545	80,448	81,241	80,681

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$56,530	$7,442	$78,086	$(2,766)
Other comprehensive income (loss):
Foreign currency translation (losses) gains, net of tax	(1,454)	(13,330)	4,417	(32,050)
Unrealized losses on equity investee activity, net of tax	(345)	—	(12,932)	—
Comprehensive income (loss)	$54,731	$(5,888)	$69,571	$(34,816)
Comprehensive income (loss) attributable to non-controlling interests	253	(176)	414	(420)
Comprehensive income (loss) attributable to MasTec, Inc.	$54,478	$(5,712)	$69,157	$(34,396)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,427	$4,984
Accounts receivable, net of allowance	1,215,954	911,106
Inventories, net	108,444	90,599
Prepaid expenses	32,266	54,879
Other current assets	56,336	68,190
Total current assets	$1,422,427	$1,129,758
Property and equipment, net	554,513	558,667
Goodwill, net	997,199	988,511
Other intangible assets, net	186,515	199,379
Other long-term assets	53,392	51,032
Total assets	$3,214,046	$2,927,347
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$66,106	$77,400
Accounts payable	435,652	348,543
Accrued salaries and wages	99,520	46,550
Other accrued expenses	118,350	69,369
Acquisition-related contingent consideration, current	16,203	17,731
Billings in excess of costs and earnings	165,989	149,483
Other current liabilities	40,545	43,459
Total current liabilities	$942,365	$752,535
Acquisition-related contingent consideration, net of current portion	25,815	41,675
Long-term debt	950,641	932,868
Long-term deferred tax liabilities, net	167,230	188,759
Other long-term liabilities	98,415	68,119
Total liabilities	$2,184,466	$1,983,956
Commitments and contingencies (See Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 90,452,182 (including 1,887,828 of unvested restricted shares) and 88,197,474 as of September 30, 2016 and December 31, 2015, respectively	9,045	8,820
Capital surplus	785,879	769,996
Retained earnings	456,350	378,678
Accumulated other comprehensive loss	(80,866)	(72,351)
Treasury stock, at cost: 8,094,004 shares as of both September 30, 2016 and December 31, 2015	(145,573)	(145,573)
Total MasTec, Inc. shareholders’ equity	$1,024,835	$939,570
Non-controlling interests	$4,745	$3,821
Total equity	$1,029,580	$943,391
Total liabilities and equity	$3,214,046	$2,927,347

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$78,086	$(2,766)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122,249	128,048
Non-cash interest expense, net	2,209	2,036
Non-cash stock-based compensation expense	11,291	9,486
Excess tax benefit from stock-based compensation	(1,385)	(56)
Benefit from deferred income taxes	(1,339)	(9,076)
Other non-cash items	3,336	1,783
Losses (gains) on sales of assets, including estimated losses on fixed assets held-for-sale	378	(2,619)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(302,590)	252,333
Inventories	(18,900)	22,406
Other assets, current and long-term portion	44,483	(13,915)
Accounts payable and accrued expenses	172,731	(76,747)
Billings in excess of costs and earnings	16,581	(31,168)
Book overdrafts	8,883	(7,830)
Other liabilities, current and long-term portion	(8,872)	(11,313)
Net cash provided by operating activities	$127,141	$260,602
Cash flows used in investing activities:
Cash paid for acquisitions, net of cash acquired	(4,102)	(148)
Capital expenditures	(89,050)	(70,766)
Proceeds from sale of property and equipment	6,824	9,763
Payments for other investments, net	(7,733)	(109,299)
Net cash used in investing activities	$(94,061)	$(170,450)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	1,186,816	1,329,610
Repayments of credit facilities	(1,149,930)	(1,240,122)
Repayments of other borrowings	(8,188)	(10,568)
Payments of capital lease obligations	(41,828)	(40,687)
Repurchase of common stock	—	(100,000)
Proceeds from stock-based awards, net	3,938	1,743
Excess tax benefit from stock-based compensation	1,385	56
Payments of acquisition-related contingent consideration	(19,822)	(44,757)
Payments of financing costs	—	(2,435)
Net cash used in financing activities	$(27,629)	$(107,160)
Effect of currency translation on cash	(1,008)	103
Net increase (decrease) in cash and cash equivalents	$4,443	$(16,905)
Cash and cash equivalents - beginning of period	$4,984	$24,059
Cash and cash equivalents - end of period	$9,427	$7,154

Supplemental cash flow information:
Interest paid	$40,433	$41,014
Income taxes paid, net of refunds	$15,141	$5,841
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$13,015	$18,030
Equipment acquired under financing arrangements	$—	$5,758
Accrued capital expenditures	$4,119	$2,191

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber, satellite communications and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial; and (5) Other.
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
Principles of Consolidation
The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that MasTec consolidates are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company’s investments in entities for which the Company does not have a controlling interest, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as other long-term assets or, for investments in a net liability position, within other long-term liabilities. Income or loss from these investments is recorded as a separate line item in the statements of operations. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee in transactions with third parties. For equity investees for which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but the Company does not control the entity, the Company consolidates its proportional interest in the accounts of the entity. The cost method is used for investments in entities for which the Company does not have the ability to exert significant influence.
Management determines whether its investment arrangements, such as equity or other interests in business entities, including contractual joint ventures, constitute a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial and other interests, among others. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and the other parties’ interests in the VIE would be accounted for as a non-controlling interest. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. As of September 30, 2016, the Company determined that certain of its investment arrangements were VIEs, but that it was not the primary beneficiary, and, accordingly, has not consolidated these VIEs.
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
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue and project profit or loss (which the

Company defines as project revenue, less project costs of revenue, including project-related depreciation), in particular, on construction contracts accounted for under the percentage-of-completion method for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments as inputs; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets and liabilities, acquisition-related contingent consideration and investments in equity investees; asset lives used in computing depreciation and amortization; accrued self-insured claims; share-based compensation; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from those estimates.
Significant Accounting Policies
Revenue Recognition
Revenue is derived from construction projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company frequently provides maintenance under unit price or fixed price master service or other service agreements. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects performed under master service and other service agreements totaled 38% and 44% of revenue for the three month periods ended September 30, 2016 and 2015, and totaled 43% and 47% for the nine month periods ended September 30, 2016 and 2015, respectively. The Company also performs services under master and other service agreements on a fixed fee basis, under which MasTec furnishes specified units of service for a fixed price per unit of service and revenue is recognized as the services are rendered. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.
The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized. Excluding the effects of previously disclosed first quarter 2016 project losses of $13.5 million on a western Canadian oil and gas project and $15.1 million on an electrical transmission project, project profit was affected by less than 5% for the nine month period ended September 30, 2016 as a result of changes in contract estimates included in projects that were in process as of December 31, 2015, and, for the nine month period ended September 30, 2015, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2014 excluding the effects of project losses of $21.4 million on a Canadian wind project and $8.3 million on a proportionately consolidated non-controlled Canadian joint venture. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are completed within one year.
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats such costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of September 30, 2016 and December 31, 2015, the Company had approximately $29 million and $38 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments represent management’s best estimate of contract revenue that has been or will be earned and that management believes is probable of collection. As of September 30, 2016, these change orders were primarily related to contracts in the Oil and Gas and Power Generation and Industrial segments. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.
Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Costs and estimated earnings in excess of billings, or work in process, are classified within current assets. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.
Recently Issued Accounting Pronouncements
There have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s 2015 Form 10-K.

Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 changes how a reporting entity considers indirect interests held by related parties under common control when evaluating whether it is the primary beneficiary of a VIE. ASU 2016-17 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the existing exception in U.S. GAAP prohibiting the recognition of the income tax consequences for intra-entity asset transfers. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers other than inventory when the transfer occurs. ASU 2016-16 is effective on a modified retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. ASU 2016-15 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes how entities will measure and disclose credit losses for most financial assets and certain other instruments that are not measured at fair value through net income and replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information in determining credit loss estimates. ASU 2016-13 also requires enhanced disclosures. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that an investor retrospectively apply the equity method of accounting when an investment becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, on a prospective basis, with early adoption permitted. The Company does not expect that this ASU will have a material effect on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-06”) and ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-05”). ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate repayment are clearly and closely related to the economic characteristics and risks of the host contract. When a call or put option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise the option is related to interest rates or credit risk. An entity is only required to assess the embedded call or put option in accordance with the four-step decision sequence under current GAAP. ASU 2016-06 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, on a modified retrospective basis. Early adoption is permitted. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument is not, in and of itself, considered to be a termination of the original derivative instrument, which would discontinue the application of hedge accounting, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. ASU 2016-05 is effective either prospectively or on a modified retrospective basis. The Company does not expect these ASUs to have an effect on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842) (“ASU 2016-02”). ASU 2016-02 provides revised guidance for lease accounting and related disclosure requirements, including a requirement for lessees to recognize lease assets and lease liabilities for operating leases with a duration of greater than one year. Under the previous guidance, lessees were not required to recognize assets and liabilities for operating leases on the balance sheet. ASU 2016-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Modified retrospective application is required for all relevant prior periods. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements. Upon adoption, the Company expects to recognize lease assets and liabilities for certain of its operating leases.
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
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as outstanding but unexcercised stock options and/or issued but unvested restricted shares. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes dilutive common stock equivalents, as their effect would be anti-dilutive. For the nine month period ended September 30, 2015, the Company reported a net loss, which resulted in the exclusion of 648,379 weighted average dilutive common stock equivalents from the calculation of diluted loss per share.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to MasTec:
Net income (loss) - basic and diluted (a)	$56,277	$7,618	$77,672	$(2,346)
Weighted average shares outstanding:
Weighted average shares outstanding - basic (b)	80,462	79,845	80,323	80,681
Dilutive common stock equivalents	1,083	603	918	—
Weighted average shares outstanding - diluted	81,545	80,448	81,241	80,681

(a)	Calculated as total net income (loss) less amounts attributable to non-controlling interests.

(b)	Excludes non-participating unvested restricted share awards and treasury stock.
Note 3 - Goodwill and Other Intangible Assets

The following table provides details of goodwill by reportable segment as of September 30, 2016 (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross carrying amount	$420.7	$380.6	$149.9	$117.6	$1,068.8
Accumulated impairment losses	—	(71.6)	—	—	(71.6)
Goodwill, net	$420.7	$309.0	$149.9	$117.6	$997.2
For the nine month period ended September 30, 2016, the gross carrying amount of goodwill included currency translation gains of $6.0 million, and accumulated impairment losses included currency translation losses of $3.1 million. For the nine month period ended September 30, 2015, goodwill included currency translation losses totaling $18.5 million. There were no additions to goodwill from new business combinations in either of the nine month periods ended September 30, 2016 or 2015. For the nine month periods ended September 30, 2016 and 2015, additions to goodwill from accruals of acquisition-related contingent consideration totaled $5.8 million and $0.8 million, respectively.
The following table provides a reconciliation of changes in other intangible assets for the period indicated (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross carrying amount as of December 31, 2015	$34.8	$73.4	$195.4	$25.7	$329.3
Accumulated amortization			(114.6)	(15.3)	(129.9)
Other intangible assets, net, as of December 31, 2015	$34.8	$73.4	$80.8	$10.4	$199.4
Amortization expense			(13.2)	(2.5)	(15.7)
Currency translation adjustments	—	2.2	0.5	0.1	2.8
Other intangible assets, net, as of September 30, 2016	$34.8	$75.6	$68.1	$8.0	$186.5

(a)	Consists principally of trade names and non-compete agreements.
Amortization expense associated with intangible assets for the three month periods ended September 30, 2016 and 2015 totaled $5.2 million and $6.9 million, respectively, and for the nine month periods ended September 30, 2016 and 2015 totaled $15.7 million and $21.5 million, respectively.
Note 4 – Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, cost and equity investees, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration, certain intangible assets and liabilities, including off-market contracts, and debt obligations.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2016 and December 31, 2015, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration, which represents the estimated fair value of future earn-outs payable for acquisitions of businesses (“ASC 805 contingent consideration”), and is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and is evaluated on an ongoing basis. As of September 30, 2016 and December 31, 2015, the fair value of the Company’s ASC 805 contingent consideration totaled $41.0 million and $58.4 million, respectively.

There were no additions to ASC 805 contingent consideration from new business combinations in either of the three or nine month periods ended September 30, 2016 or 2015. Payments in connection with ASC 805 contingent consideration for the three and nine month periods ended September 30, 2016 totaled $5.3 million and $15.8 million, respectively, and totaled $5.5 million and $37.7 million for the three and nine month periods ended September 30, 2015, respectively. During the first quarter of 2016, the Company recognized a net reduction in ASC 805 contingent consideration of $2.3 million related to a decrease in the expected earn-out obligations for certain of the Company’s western Canadian oil and gas businesses due to finalization of completed earn-out arrangements and adjustments to expected future period earn-out obligations. For the three and nine month periods ended September 30, 2015, the Company recognized net reductions of $4.4 million and $8.0 million, respectively, of ASC 805 contingent consideration, which related primarily to finalization of earn-out arrangements in the Oil and Gas, Electrical Transmission and Communications segments. These adjustments were recorded within other income. Foreign currency translation activity associated with ASC 805 contingent consideration, which is included within other comprehensive income or loss, as appropriate, was de minimis for the three month period ended September 30, 2016. Foreign currency translation losses for the nine month period ended September 30, 2016 totaled $0.5 million. Foreign currency translation gains associated with ASC 805 contingent consideration totaled $2.8 million and $6.4 million for the three and nine month periods ended September 30, 2015, respectively.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which remeasurement occurs in the event of an impairment or other measurement event, if applicable, include items such as cost and equity investees, life insurance assets, long-lived assets, goodwill, other intangible assets and liabilities, including off-market contracts, and debt.
As of both September 30, 2016 and December 31, 2015, the carrying amount of the Company’s 4.875% senior notes due 2023 (the “4.875% Senior Notes”) totaled $400 million. As of September 30, 2016 and December 31, 2015, the estimated fair value of the Company’s 4.875% Senior Notes, based on quoted market prices in active markets, a Level 1 input, totaled $396.0 million and $344.0 million, respectively.
Cost and Equity Investees. The Company’s cost and equity investees as of September 30, 2016 are primarily composed of: (i) the Company’s equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) the Company’s equity interests in a pre-acquisition investment of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”); (iii) a $15 million cost investment in Cross Country Pipeline Supply, Inc. (“CCP”); and the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures, as discussed in Note 15 - Related Party Transactions.
The Waha JVs. The Company has issued letters of credit as collateral for its equity commitments in the Waha JVs (the “Equity LC Amount”). As of September 30, 2016 and December 31, 2015, $109 million and $78 million of Equity LC Amounts, respectively, were outstanding. The Waha JVs are party to certain interest rate swaps. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps in its financial statements. For the three and nine month periods ended September 30, 2016, the Company’s proportionate share of unrecognized unrealized fair market value losses on these interest rate swaps, which are accounted for as qualifying cash flow hedges by the Waha JVs, totaled approximately $0.6 million and $21.1 million, or $0.3 million and $12.9 million, net of tax, which amounts were included within other comprehensive loss. For the three and nine month periods ended September 30, 2016, revenue recognized in connection with work performed for the Waha JVs, net of intercompany eliminations, totaled $80.9 million and $142.8 million, respectively. As of September 30, 2016, related receivables, including retainage, and net of billings in excess of costs and earnings, totaled $11.4 million. As of September 30, 2016 and December 31, 2015, the Company’s net investment in the Waha JVs represented a liability within the Company’s consolidated balance sheets totaling $21.9 million and $4.4 million.
Other equity investees. In connection with the 2014 acquisition of Pacer, the Company acquired equity interests in two joint ventures. One of these entities was liquidated in 2016, and the second, which is in the final stages of liquidation, is being managed by a receiver to assist with the orderly wind-down of its operations. During the first quarter of 2016, the Company recorded $3.6 million of earnings related to increases in expected recoveries from these investments. The aggregate net carrying value of these investments, including project and financing receivables, totaled $32.2 million and $28.8 million as of September 30, 2016 and December 31, 2015, which amounts were substantially all recorded within other current assets. There are no remaining amounts expected to be advanced to these entities, and all related project work was complete as of September 30, 2016.
The fair values of the Company’s cost and equity investees are not readily observable. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost and/or equity investees as of September 30, 2016 or December 31, 2015.
Note 5 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	September 30, 2016	December 31, 2015
Contract billings	$559.3	$437.3
Retainage	224.9	148.8
Costs and earnings in excess of billings	440.1	332.7
Accounts receivable, gross	$1,224.3	$918.8
Less allowance for doubtful accounts	(8.3)	(7.7)
Accounts receivable, net	$1,216.0	$911.1

Retainage, which has been billed, but is not due until the Company’s completion of performance and acceptance by customers, is generally expected to be collected within one year. Receivables expected to be collected beyond one year are recorded within other long-term assets. Provisions for doubtful accounts for the three month periods ended September 30, 2016 and 2015 totaled $0.4 million and $1.4 million, respectively, and for the nine month periods ended September 30, 2016 and 2015, totaled $2.0 million and $2.2 million, respectively.

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
Note 6 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	September 30, 2016	December 31, 2015
Land	$4.6	$4.6
Buildings and leasehold improvements	22.3	21.7
Machinery and equipment	979.4	912.9
Office furniture and equipment	142.9	136.9
Construction in progress	14.5	10.8
Total property and equipment	$1,163.7	$1,086.9
Less accumulated depreciation and amortization	(609.2)	(528.2)
Property and equipment, net	$554.5	$558.7
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $105.3 million and $101.4 million as of September 30, 2016 and December 31, 2015, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $31.2 million and $33.4 million as of September 30, 2016 and December 31, 2015, respectively. Depreciation and amortization expense associated with property and equipment for the three month periods ended September 30, 2016 and 2015 totaled $37.4 million and $35.3 million, respectively, and totaled $106.5 million and $106.6 million for the nine month periods ended September 30, 2016 and 2015, respectively.
Note 7 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2016	December 31, 2015
Senior secured credit facility:
Revolving loans	October 29, 2018	$260.7	$208.5
Term loan	November 21, 2019	240.6	250.0
4.875% Senior Notes	March 15, 2023	400.0	400.0
Other credit facilities	Varies	15.4	16.4
Capital lease obligations, weighted average interest rate of 2.8%	In installments through October 1, 2021	101.4	130.9
Notes payable, weighted average interest rate of 3.0%	In installments through December 15, 2018	9.3	17.4
Total long-term debt obligations		$1,027.4	$1,023.2
Less unamortized deferred financing costs		(10.7)	(12.9)
Total debt, net of deferred financing costs		1,016.7	1,010.3
Current portion of long-term debt		66.1	77.4
Long-term debt		$950.6	$932.9
Senior Secured Credit Facility
The Company has a senior secured credit facility, referred to as the Credit Facility. Under the Credit Facility, aggregate borrowing commitments total approximately $1.24 billion, composed of $1.0 billion of revolving commitments and a term loan in the principal amount of $241 million (the “Term Loan”) as of September 30, 2016. As of September 30, 2016 and December 31, 2015, outstanding revolving loans under the Credit Facility included approximately $114 million and $88 million, respectively, of borrowings denominated in foreign currencies, which accrued interest at weighted average rates of approximately 3.41% and 2.95% per annum as of September 30, 2016 and December 31, 2015, respectively. The Term Loan accrued interest at a rate of 2.52% and 2.42% as of September 30, 2016 and December 31, 2015, respectively. In May 2016, the Credit Facility was amended to increase the maximum amount available for letters of credit from $450 million to $650 million. Letters of credit of approximately $280.6 million and $292.8 million were issued as of September 30, 2016 and December 31, 2015, respectively. As of both September 30, 2016 and December 31,

2015, letter of credit fees accrued at 1% per annum for performance standby letters of credit and at 2% for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2016 and December 31, 2015, borrowing capacity of $458.8 million and $498.7 million, respectively, was available for revolving loans, or up to $369.4 million and $157.2 million, respectively, for new letters of credit. Borrowing capacity as of September 30, 2016 and December 31, 2015 included $85.7 million and $111.8 million, respectively, of availability in either Canadian dollars or Mexican pesos. The unused facility fee was 0.40% as of both September 30, 2016 and December 31, 2015. The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”), and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are primarily denominated in Canadian dollars. Maximum borrowing capacity totaled Canadian $40.0 million as of both September 30, 2016 and December 31, 2015, or approximately $30.5 million and $28.9 million, respectively. Outstanding borrowings totaled approximately $15.4 million and $16.4 million as of September 30, 2016 and December 31, 2015, respectively. Outstanding borrowings accrued interest at a weighted average rate of 3.6% as of both September 30, 2016 and December 31, 2015, respectively. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities are classified within long-term debt in the Company’s consolidated balance sheets. The Company’s other credit facilities are subject to customary provisions and covenants.
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
MasTec was in compliance with the provisions and covenants contained in its outstanding debt instruments as of September 30, 2016 and December 31, 2015.
Additional Information
As of September 30, 2016 and December 31, 2015, accrued interest payable, which is recorded within other accrued expenses, totaled $3.5 million and $7.7 million, respectively. For detailed discussion and additional information pertaining to the Company’s debt instruments, see Note 8 - Debt in the Company’s 2015 Form 10-K.
Note 8 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide lease financing for machinery and equipment. The gross amount of assets held under capital leases as of September 30, 2016 and December 31, 2015, which are included within property and equipment, net, totaled $285.3 million and $286.3 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $174.5 million and $193.3 million as of September 30, 2016 and December 31, 2015, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. Rent expense relating to operating leases that have non-cancelable terms in excess of one year totaled approximately $25.9 million and $20.5 million for the three month periods ended September 30, 2016 and 2015, respectively, and totaled $74.8 million and $59.9 million for the nine month periods ended September 30, 2016 and 2015, respectively. The Company also incurred expenses relating to facilities, vehicles and equipment having original terms of one year or less totaling approximately $96.7 million and $51.4 million for the three month periods ended September 30, 2016 and 2015, respectively, and totaling $213.9 million and $148.5 million for the nine month periods ended September 30, 2016 and 2015, respectively.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which stock options, restricted stock awards and restricted stock units are reserved for issuance. Under all stock-based compensation plans in effect as of September 30, 2016, including employee stock purchase plans, there were approximately 5,331,000 shares available for future grants.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”), which are valued based on the closing share price of MasTec common stock on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of September 30, 2016 was approximately $17.8 million, which is expected to be recognized over a weighted average period of approximately 1.5 years. The intrinsic value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.1 million and $0.2 million for the three month periods ended September 30, 2016 and 2015, respectively, and totaled $1.5 million and $3.7 million for the nine month periods ended September 30, 2016 and 2015, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2015	1,630,232	$22.94
Granted	447,946	13.46
Vested	(76,650)	24.06
Canceled/forfeited	(70,950)	21.36
Non-vested restricted shares, as of September 30, 2016	1,930,578	$20.75

(a)	Includes 42,750 and 32,250 restricted stock units as of September 30, 2016 and December 31, 2015, respectively.
Stock Options
The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. All outstanding stock options are fully vested.

Activity, stock options:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (a) (in millions)
Options outstanding and exercisable as of December 31, 2015	202,700	$13.06	0.55	$0.9
Exercised	(202,700)	13.06
Options outstanding and exercisable as of September 30, 2016	—	$—	—	$—

(a)
Amount represents the difference between the exercise price and the closing share price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The intrinsic value of options exercised, which is based on the difference between the exercise price and the closing market share price of the Company’s common stock on the date of exercise, totaled $0.5 million for the three month period ended September 30, 2016, and totaled $1.8 million and $0.7 million for the nine month periods ended September 30, 2016 and 2015, respectively. For the three month period ended September 30, 2016, net of shares withheld in cashless option exercises, there were no proceeds from option exercises, and for the three month period ended September 30, 2015, there were no options exercised. For the nine month periods ended September 30, 2016 and 2015, proceeds from options exercised, net of shares withheld in cashless option exercises, totaled $1.9 million and $0.4 million, respectively.
Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively “ESPPs”) under which shares of the Company's common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Nine Months Ended September 30,
	2016	2015
Cash proceeds (in millions)	$2.0	$1.3
Common shares issued	115,556	86,687
Weighted average price per share	$16.88	$15.33
Weighted average per share grant date fair value	$4.58	$4.20

Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax benefits for the periods indicated were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Non-cash stock-based compensation expense	$3.9	$3.2	$11.3	$9.5
Income Tax Effects:
Income tax benefit from non-cash stock-based compensation	$1.7	$1.2	$5.6	$3.7
Excess tax benefit from non-cash stock-based compensation (a)	$0.3	$—	$1.4	$0.1

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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended September 30:
2016	4,170	4,910	$26.4	$2.9	$29.3
2015	1,689	2,463	$7.4	$2.2	$9.6
For the Nine Months Ended September 30:
2016	1,112	4,910	$43.4	$7.6	$51.0
2015	590	2,463	$20.0	$6.6	$26.6
The average number of employees covered under multiemployer plans increased for the three and nine month periods ended September 30, 2016 as compared with the same periods in 2015 primarily due to an increase in the Company’s union resource-based projects for its oil and gas operations in the U.S., which resulted in higher levels of multiemployer plan contributions for the respective periods.
Note 11 – Equity
Share Activity
On February 25, 2016, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2016 Share Repurchase Program”). Under the 2016 Share Repurchase Program, which does not have an expiration date, the Company may repurchase shares from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases will be determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The share repurchase program may be modified or suspended at any time, at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, will be funded with available cash or with availability under the Credit Facility. For the nine month period ended September 30, 2016, no shares were repurchased under the 2016 Share Repurchase Program. For the nine month period ended September 30, 2015, 5.2 million shares of the Company’s stock were repurchased under a separate and completed share repurchase program, established in 2014, for an aggregate purchase price of $100 million.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss comprises foreign currency translation adjustments and unrealized gains and losses from certain investment activities. Foreign currency translation gains and losses relate primarily to fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, and foreign currency activity for the three and nine month periods ended September 30, 2016 and 2015 related primarily to the Company’s Canadian operations. Investment activity for the three and nine month periods ended September 30, 2016 related to interest rate swaps associated with our equity investments in the Waha JVs.

Note 12 - Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the nine month period ended September 30, 2015, the Company incurred $2.6 million of income tax expense in connection with the non-recurring cumulative revaluation of certain deferred tax liabilities pursuant to an Alberta provincial tax law that was enacted in June 2015. As of September 30, 2016, the Company had $5.9 million of current deferred tax assets, net, and $167.2 million of long-term deferred tax liabilities, net. As of December 31, 2015, current deferred tax assets, net, totaled $19.2 million and long-term deferred tax liabilities, net, totaled $188.8 million.
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure primarily for wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, distribution infrastructure for electrical utilities, among others. MasTec performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of industrial infrastructure. The Other segment includes equity investees and other small business units that perform construction and other services for a variety of international end-markets.
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
For the nine month period ended September 30, 2016, Oil and Gas segment EBITDA included a previously disclosed first quarter project loss of $13.5 million on a western Canadian oil and gas project and restructuring charges of $6.5 million to streamline certain western Canadian oil and gas operations. For the nine month period ended September 30, 2016, Electrical Transmission EBITDA included a previously disclosed first quarter project loss of $15.1 million, and for the three and nine month periods ended September 30, 2016, Electrical Transmission segment EBITDA included restructuring charges of $4.5 million and $7.3 million, respectively, to streamline business operations. For both the three and nine month periods ended September 30, 2016, Other segment EBITDA included $5.1 million of project losses on a proportionately consolidated non-controlled Canadian joint venture, for which we have minimal direct construction involvement.
For the three and nine month periods ended September 30, 2015: (i) Communications segment EBITDA included $1.2 million and $17.8 million, respectively, of WesTower Communications Inc. (“WesTower”) acquisition integration costs; (ii) Electrical Transmission segment EBITDA included a $12.2 million charge relating to a court mandated mediation settlement; (iii) Other segment EBITDA included $2.8 million and $8.3 million, respectively, of project losses on a proportionately consolidated non-controlled Canadian joint venture; (iv) Corporate segment EBITDA included $4.1 million and $14.6 million, respectively, of Audit Committee independent investigation costs related to the independent investigation that was completed in the fourth quarter of 2015; and (v) Power Generation and Industrial segment EBITDA included $3.8 million and $21.4 million, respectively, of losses on a Canadian wind project.
Restructuring costs for the three and nine month periods ended September 30, 2016 consisted primarily of (i) $4.7 million and $10.9 million, respectively, of employee separation costs and other restructuring-type costs, including lease termination expenses, which are included within general and administrative expenses; and (ii) $2.9 million for the nine month period ended September 30, 2016, of estimated losses on the planned disposal of excess fixed assets that are held-for-sale, which are included within other expense. When the Company identifies assets as held-for-sale, they are valued based on their estimated fair value less costs to sell, classified within other current assets, and depreciation is no longer recorded. As of September 30, 2016, assets classified as held-for-sale totaled $2.4 million. As of September 30, 2016, a restructuring cost liability of $6.4 million was included within various current liability accounts.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2016	2015	2016	2015
Communications (a)	$624.3	$513.3	$1,728.0	$1,452.1
Oil and Gas	736.0	406.9	1,454.3	1,144.2
Electrical Transmission	101.7	75.9	283.6	270.2
Power Generation and Industrial	123.6	115.0	324.7	302.3
Other	7.6	3.8	14.9	17.2
Eliminations	(7.0)	(3.9)	(12.7)	(5.1)
Consolidated revenue	$1,586.2	$1,111.0	$3,792.8	$3,180.9

(a)
Revenue generated primarily by utilities customers represented 11.1% and 11.2% of Communications segment revenue for the three month periods ended September 30, 2016 and 2015, respectively, and represented 10.9% and 10.5% for the nine month periods ended September 30, 2016 and 2015, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA:	2016	2015	2016	2015
Communications	$62.8	$49.7	$190.9	$141.8
Oil and Gas	117.8	51.0	187.6	113.9
Electrical Transmission	(8.3)	(23.7)	(42.0)	(47.6)
Power Generation and Industrial	6.1	4.8	13.8	3.9
Other	(3.1)	(2.0)	(2.6)	(7.1)
Corporate	(24.3)	(12.0)	(55.1)	(40.5)
Consolidated EBITDA	$151.0	$67.8	$292.6	$164.4

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Depreciation and Amortization:	2016	2015	2016	2015
Communications	$12.5	$13.2	$37.2	$37.6
Oil and Gas	20.7	20.0	58.2	64.3
Electrical Transmission	6.1	5.5	17.1	16.0
Power Generation and Industrial	1.6	1.7	4.6	5.0
Other	0.0	0.0	0.0	0.1
Corporate	1.7	1.8	5.1	5.0
Consolidated depreciation and amortization	$42.6	$42.2	$122.2	$128.0

The following table, which may contain slight summation differences due to rounding, presents a reconciliation of EBITDA to consolidated income before income taxes (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA Reconciliation:	2016	2015	2016	2015
EBITDA	$151.0	$67.8	$292.6	$164.4
Less:
Interest expense, net	(13.1)	(12.0)	(37.9)	(35.8)
Depreciation and amortization	(42.6)	(42.2)	(122.2)	(128.0)
Income before income taxes	$95.3	$13.6	$132.4	$0.5
Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico and other international markets. For the three month periods ended September 30, 2016 and 2015, revenue of $1.5 billion and $1.0 billion, respectively, was derived from U.S. operations, and revenue of $73.8 million and $115.2 million, respectively, was derived from operations in Canada and Mexico. For the nine month periods ended September 30, 2016 and 2015, revenue of $3.6 billion and $2.7 billion, respectively, was derived from U.S. operations, and revenue of $222.8 million and $451.2 million, respectively, was derived from operations in Canada and Mexico. The majority of the Company’s foreign operations during the three and nine month periods ended September 30, 2016 and 2015 were in the Company’s Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $476.2 million and $464.6 million as of September 30, 2016 and December 31, 2015, respectively. Long-lived assets held in foreign countries, primarily in Canada, included property and equipment, net, of $78.3 million and $94.1 million as of September 30, 2016 and December 31, 2015, respectively. As of both September 30, 2016 and December 31, 2015 intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.1 billion. Intangible assets and goodwill, net, related to businesses in foreign countries, primarily in Canada, totaled approximately $111.1 million and $107.3 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, amounts due from customers from which foreign revenue was derived accounted for approximately 9% and 17%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less billings in excess of costs and earnings.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Customer:	2016	2015	2016	2015
AT&T (including DIRECTV®) (a)	30%	31%	34%	31%
Energy Transfer affiliates (b)	35%	7%	26%	5%

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
Wrigley v. MasTec, Inc. In May 2015, a putative class action lawsuit (the “Lawsuit”), Wrigley v. MasTec, Inc., et. al. (Case No. 1:15-cv-21740) was filed in the United States District Court, Southern District of Florida, naming the Company, the Company’s Chief Executive Officer, José R. Mas, and the Company’s Chief Financial Officer, George L. Pita, as defendants. In August 2015, co-lead plaintiffs were appointed, and an amended complaint was filed in October 2015. The Lawsuit has been purportedly brought by a shareholder, both individually and on behalf of a putative class of shareholders, alleging violations of the federal securities laws arising from alleged false or misleading statements contained in, or alleged material omissions from, certain of the Company’s filings with the Securities and Exchange Commission (the “SEC”) and other statements, in each case with respect to accounting matters that are the subject of the Audit Committee’s independent internal investigation. The amended complaint seeks damages stemming from losses Plaintiffs claim to have suffered as a result of purchasing Company securities at an allegedly inflated market price. The Company filed a motion to dismiss the amended complaint. In September 2016, the Company’s motion to dismiss was granted without prejudice, which gives the Plaintiffs the opportunity to file a second amended complaint. The Company believes that the Lawsuit is without merit and intends to vigorously defend against it; however, there can be no assurance that the Company will be successful in its defense.
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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s cost and equity investees, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2016 and December 31, 2015, there were $280.6 million and $292.8 million, respectively, of letters of credit issued under the Company’s Credit Facility. The Company is not aware of material claims relating to its outstanding letters of credit.

Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2016, the estimated cost to complete projects secured by the Company’s $122.4 million in performance and payment bonds was $11.4 million. As of December 31, 2015, the estimated cost to complete projects secured by the Company’s $539.3 million in performance and payment bonds was $36.0 million. These amounts do not include performance and payment bonds associated with the Company’s equity investees.

Cost and Equity Investees and Other Entities. The Company holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture that provides civil construction infrastructure services, which is managed by a third party, automatically terminates upon completion of the project, and for which we have minimal direct construction involvement. The Company also holds 90% and 85% undivided interests, respectively, in two proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the joint venture members, with members of the joint venture jointly and severally liable for all of the obligations of the joint venture. The joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partner fails or refuses to pay or perform its share of the obligations. As of September 30, 2016, the Company was not aware of circumstances that would reasonably lead to future claims against it for material amounts.
The Company has other investment arrangements, as discussed in Note 4 - Fair Value of Financial Instruments. From time to time, the Company may provide financing, performance, financial and/or other guarantees to or on behalf of its investees.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of September 30, 2016 and December 31, 2015, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $80.1 million and $76.1 million, respectively, of which $51.4 million and $47.5 million was reflected within other long-term liabilities as of September 30, 2016 and December 31, 2015, respectively. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims as of September 30, 2016 and December 31, 2015 totaled $2.7 million and $1.6 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $80.4 million and $83.2 million as of September 30, 2016 and December 31, 2015, respectively. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets, amounted to $1.5 million and $1.3 million for these policies as of September 30, 2016 and December 31, 2015, respectively. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $13.5 million and $13.4 million as of September 30, 2016 and December 31, 2015, respectively.
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
Based upon the information available to the Company from plan administrators as of September 30, 2016, several of the multiemployer pension plans in which it participates are underfunded and, as a result, the Company could be required to increase its contributions, including in the form of a surcharge on future benefit contributions. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans. In November 2014, the Company, along with other members of the Pipe Line Contractors Association (the “PLCA”), voluntarily terminated its participation in several defined benefit multiemployer pension plans. Additionally, in November 2011, the Company, along with other members of the PLCA, voluntarily withdrew from Central States, for which a $6.4 million withdrawal liability was established as of the date of withdrawal. In the first quarter of 2016, the Company paid $3.0 million, which represented the balance of the recorded withdrawal liability as of December 31, 2015. The Company is in arbitration to determine if there is any remaining liability owed on this withdrawal liability, or whether the amount can be further reduced based on arguments available to the Company. Although the Company does not expect this amount, whether an increase or a decrease, if any, to be material, there can be no assurance as to the final determination.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2016 and December 31, 2015, the Company was not aware of material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec has also issued performance and other guarantees in connection with certain of its equity investees. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. Much of the work performed by the Company is evaluated for defects shortly after the work is completed. MasTec has not historically accrued reserves for potential warranty claims as they have not been material. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, or, if customers elect to repair or replace the warrantied item using the services of another provider, the Company could be required to pay for the cost of the repair or replacement.
Concentrations of Risk. The Company had approximately 415 customers for the nine month period ended September 30, 2016. As of September 30, 2016 and December 31, 2015, one customer accounted for approximately 30% and 12%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less billings in excess of costs and earnings. As of September 30, 2016, a separate customer accounted for approximately 17% of the Company’s consolidated net accounts receivable position. In addition, the Company derived 80% and 64%, respectively, of its revenue from its top ten customers for the three month periods ended September 30, 2016 and 2015, and derived 76% and 60% of its revenue, respectively, from its top ten customers for the nine month periods ended September 30, 2016 and 2015.
Note 15 - Related Party Transactions
For the three month periods ended September 30, 2016 and 2015, revenue recognized by the Company’s Pacer subsidiary for work performed for a contractual joint venture in which it holds a 35% undivided interest totaled $0.2 million and $0.3 million, respectively, and for the nine month periods ended September 30, 2016 and 2015, totaled $0.8 million and $1.8 million, respectively. As of September 30, 2016 and December 31, 2015, receivables from this contractual joint venture totaled $0.6 million and $1.2 million, respectively. Related performance guarantees as of both September 30, 2016 and December 31, 2015 totaled Canadian $132.1 million (or approximately $100.6 million and $95.4 million, respectively), based on the full contract value of the project. In addition, for the three and nine month periods ended September 30, 2016, the Company provided $0.8 million and $5.6 million, respectively, of project-related financing in connection with this contractual joint venture. As of September 30, 2016, there were no additional amounts committed.
The Company has 90% and 85% undivided interests, respectively, in two proportionately consolidated non-controlled contractual joint ventures that provide electrical transmission infrastructure services, for which the Company and its joint venture partner equally share voting and decision-making control. As of September 30, 2016, current assets and current liabilities relating to these contractual joint ventures, which totaled $9.2 million and $7.1 million, respectively, were included in the Company’s consolidated balance sheet.
For the three month period ended September 30, 2016, MasTec paid CCP, an entity in which the Company has a cost method investment, approximately $10.0 million for equipment supplies, rentals, leases and servicing, and for the nine month period ended September 30, 2016, MasTec paid CCP $13.7 million, net of rebates of approximately $0.4 million. For the three and nine month periods ended September 30, 2015, MasTec paid CCP approximately $4.8 million and $7.5 million, respectively. As of September 30, 2016 and December 31, 2015, related payables totaled approximately $5.4 million and $0.6 million, respectively.
MasTec entered into a subcontracting arrangement in the first quarter of 2016 for the performance of construction services with an entity, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of the management of a subsidiary of the Company. MasTec incurred $5.6 million and $8.8 million of expenses under this subcontracting arrangement for the three and nine month periods ended September 30, 2016, respectively, and, during the third quarter of 2016, sold equipment totaling $0.3 million to this entity. As of September 30, 2016, related amounts payable totaled $3.2 million.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a majority interest. For both three month periods ended September 30, 2016 and 2015, MasTec charged approximately $0.2 million to this customer, and for both the nine month periods ended September 30, 2016 and 2015 charged approximately $0.6 million. As of September 30, 2016 and December 31, 2015, outstanding receivables from employee leasing arrangements with this customer totaled $0.2 million and $0.1 million, respectively. The Company also provides satellite communication services to this customer. For both three month periods ended September 30, 2016 and 2015, revenue from satellite communication services provided to this customer totaled approximately $0.2 million, and for both the nine month periods ended September 30, 2016 and 2015, totaled $0.7 million. As of both September 30, 2016 and December 31, 2015, receivables totaled approximately $0.3 million.

The Company entered into a leasing arrangement in 2015 with a third party that leases an aircraft from a Company owned by Jorge Mas. The Company paid $0.7 million and $2.0 million, respectively, under this leasing arrangement for the three and nine month periods ended September 30, 2016, respectively. The Company has no related payables as of September 30, 2016.
For the three month periods ended September 30, 2016 and 2015, related party lease payments for operational facilities and equipment, typically associated with members of subsidiary management, totaled approximately $12.5 million and $5.1 million, respectively, and for the nine month periods ended September 30, 2016 and 2015, related party lease payments totaled approximately $31.6 million and $14.5 million, respectively. Payables associated with related party leases totaled approximately $0.1 million as of both September 30, 2016 and December 31, 2015. Prepaid amounts associated with related party leases totaled $0.4 million as of September 30, 2016. In addition, related party payments for various types of supplies and services, including ancillary construction services, project-related site restoration and marketing and business development activities involving members of subsidiary management, totaled approximately $7.4 million and $14.2 million for the three and nine month periods ended September 30, 2016, respectively, and $3.1 million and $4.5 million for the three and nine month periods ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, related payables totaled approximately $6.0 million and $2.1 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by certain members of management of several of the Company’s subsidiaries, primarily in our Oil and Gas segment, and the Company has a subcontracting arrangement with one of these entities for the performance of ancillary oil and gas construction services. Expense related to this subcontracting arrangement is eliminated in consolidation.
Split Dollar Agreements
MasTec has split dollar insurance agreements with each of José R. Mas and Jorge Mas. In connection with the split dollar agreement for Jorge Mas, the Company paid $0.6 million for both the three month periods ended September 30, 2016 and 2015, and paid $1.1 million for both the nine month periods ended September 30, 2016 and 2015. In connection with the split dollar agreement for José R. Mas, the Company made no payments in either of the three month periods ended September 30, 2016 or 2015, and paid $0.7 million for both the nine month periods ended September 30, 2016 and 2015. As of September 30, 2016 and December 31, 2015, life insurance assets associated with these agreements totaled $14.8 million and $13.0 million, respectively, which were included within other long-term assets.
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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Three Months Ended September 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,493.9	$112.7	$(20.4)	$1,586.2
Costs of revenue, excluding depreciation and amortization	—	1,282.3	107.2	(20.4)	1,369.0
Depreciation and amortization	—	33.7	8.9	—	42.6
General and administrative expenses	0.6	60.6	5.9	—	67.1
Interest expense (income), net	—	28.6	(15.5)	—	13.1
Equity in losses of unconsolidated affiliates	—	—	—	—	—
Other (income) expense, net	—	(3.4)	2.3	—	(1.0)
(Loss) income before income taxes	$(0.6)	$92.1	$3.9	$—	$95.3
Benefit from (provision for) income taxes	0.2	(33.4)	(5.6)	—	(38.8)
Net (loss) income before equity in income from subsidiaries	$(0.4)	$58.7	$(1.7)	$—	$56.5
Equity in income from subsidiaries, net of tax	56.7	—	—	(56.7)	—
Net income (loss)	$56.3	$58.7	$(1.7)	$(56.7)	$56.5
Net income attributable to non-controlling interests	—	—	0.3	—	0.3
Net income (loss) attributable to MasTec, Inc.	$56.3	$58.7	$(2.0)	$(56.7)	$56.3
Comprehensive income (loss)	$54.5	$58.7	$(3.6)	$(54.9)	$54.7

For the Three Months Ended September 30, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$963.7	$149.9	$(2.6)	$1,111.0
Costs of revenue, excluding depreciation and amortization	—	841.9	133.4	(2.6)	972.7
Depreciation and amortization	—	33.2	9.0	—	42.2
General and administrative expenses	0.7	57.0	6.1	—	63.8
Interest expense (income), net	—	27.7	(15.7)	—	12.0
Equity in losses of unconsolidated affiliates	—	—	0.4	—	0.4
Other expense, net	—	6.0	0.3	—	6.3
(Loss) income before income taxes	$(0.7)	$(2.1)	$16.4	$—	$13.6
Benefit from (provision for) income taxes	0.3	1.3	(7.8)	—	(6.2)
Net (loss) income before equity in income from subsidiaries	$(0.4)	$(0.8)	$8.6	$—	$7.4
Equity in income from subsidiaries, net of tax	8.0	—	—	(8.0)	—
Net income (loss)	$7.6	$(0.8)	$8.6	$(8.0)	$7.4
Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to MasTec, Inc.	$7.6	$(0.8)	$8.8	$(8.0)	$7.6
Comprehensive (loss) income	$(5.7)	$(0.8)	$(4.8)	$5.4	$(5.9)

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Nine Months Ended September 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$3,521.5	$302.2	$(30.9)	$3,792.8
Costs of revenue, excluding depreciation and amortization	—	3,054.5	298.0	(30.9)	3,321.6
Depreciation and amortization	—	96.6	25.6	—	122.2
General and administrative expenses	1.7	172.1	21.2	—	195.0
Interest expense (income), net	—	83.8	(45.9)	—	37.9
Equity in earnings of unconsolidated affiliates	—	—	(3.5)	—	(3.5)
Other income, net	—	(12.7)	(0.1)	—	(12.8)
(Loss) income before income taxes	$(1.7)	$127.2	$6.9	$—	$132.4
Benefit from (provision for) income taxes	0.6	(47.3)	(7.6)	—	(54.3)
Net (loss) income before equity in income from subsidiaries	$(1.1)	$79.9	$(0.7)	$—	$78.1
Equity in income from subsidiaries, net of tax	78.8	—	—	(78.8)	—
Net income (loss)	$77.7	$79.9	$(0.7)	$(78.8)	$78.1
Net income attributable to non-controlling interests	—	—	0.4	—	0.4
Net income (loss) attributable to MasTec, Inc.	$77.7	$79.9	$(1.1)	$(78.8)	$77.7
Comprehensive income (loss)	$69.2	$79.9	$(9.2)	$(70.3)	$69.6

For the Nine Months Ended September 30, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,657.9	$530.2	$(7.2)	$3,180.9
Costs of revenue, excluding depreciation and amortization	—	2,309.4	502.9	(7.2)	2,805.1
Depreciation and amortization	—	98.1	29.9	—	128.0
General and administrative expenses	1.9	184.9	20.3	—	207.1
Interest expense (income), net	—	82.9	(47.1)	—	35.8
Equity in losses of unconsolidated affiliates	—	—	3.6	—	3.6
Other expense, net	—	0.3	0.4	—	0.7
(Loss) income before income taxes	$(1.9)	$(17.8)	$20.2	$—	$0.5
Benefit from (provision for) income taxes	0.8	7.9	(12.0)	—	(3.3)
Net (loss) income before equity in losses from subsidiaries	$(1.1)	$(9.9)	$8.2	$—	$(2.8)
Equity in losses from subsidiaries, net of tax	(1.3)	—	—	1.3	—
Net (loss) income	$(2.4)	$(9.9)	$8.2	$1.3	$(2.8)
Net loss attributable to non-controlling interests	—	—	(0.5)	—	(0.5)
Net (loss) income attributable to MasTec, Inc.	$(2.4)	$(9.9)	$8.7	$1.3	$(2.3)
Comprehensive (loss) income	$(34.4)	$(9.9)	$(23.7)	$33.3	$(34.8)

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of September 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,265.9	$162.3	$(5.8)	$1,422.4
Property and equipment, net	—	459.0	95.5	—	554.5
Goodwill and other intangible assets, net	—	1,041.6	142.1	—	1,183.7
Investments in and advances to consolidated affiliates, net	1,012.2	510.2	—	(1,522.4)	—
Other long-term assets	12.6	25.2	15.6	—	53.4
Total assets	$1,024.8	$3,301.9	$415.5	$(1,528.2)	$3,214.0
Liabilities and equity
Total current liabilities	$—	$830.3	$117.9	$(5.8)	$942.4
Long-term debt	—	925.5	25.1	—	950.6
Advances from consolidated affiliates, net	—	—	4.0	(4.0)	—
Other long-term liabilities	—	240.5	51.0	—	291.5
Total liabilities	$—	$1,996.3	$198.0	$(9.8)	$2,184.5
Total equity	$1,024.8	$1,305.6	$217.5	$(1,518.4)	$1,029.5
Total liabilities and equity	$1,024.8	$3,301.9	$415.5	$(1,528.2)	$3,214.0

As of December 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$927.4	$202.4	$—	$1,129.8
Property and equipment, net	—	448.2	110.5	—	558.7
Goodwill and other intangible assets, net	—	1,047.4	140.5	—	1,187.9
Investments in and advances to consolidated affiliates, net	930.3	103.7	50.6	(1,084.6)	—
Other long-term assets	9.3	24.4	17.3	—	51.0
Total assets	$939.6	$2,551.1	$521.3	$(1,084.6)	$2,927.3
Liabilities and equity
Total current liabilities	$—	$632.9	$119.6	$—	$752.5
Long-term debt	—	900.1	32.8	—	932.9
Other long-term liabilities	—	275.6	23.0	—	298.5
Total liabilities	$—	$1,808.6	$175.4	$—	$1,984.0
Total equity	$939.6	$742.5	$345.9	$(1,084.6)	$943.4
Total liabilities and equity	$939.6	$2,551.1	$521.3	$(1,084.6)	$2,927.3

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Nine Months Ended September 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$87.2	$39.9	$—	$127.1
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(4.1)	—	—	(4.1)
Capital expenditures	—	(84.0)	(5.1)	—	(89.1)
Proceeds from sale of property and equipment	—	3.1	3.7	—	6.8
Payments for other investments, net	—	(3.8)	(3.9)	—	(7.7)
Net cash used in investing activities	$—	$(88.8)	$(5.3)	$—	$(94.1)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	—	1,093.8	93.0	—	1,186.8
Repayments of credit facilities	—	(1,056.1)	(93.8)	—	(1,149.9)
Repayments of other borrowings and capital lease obligations	—	(37.6)	(12.4)	—	(50.0)
Proceeds from stock-based awards, net	3.4	—	0.5	—	3.9
Excess tax benefit from stock-based compensation	1.4	—	—	—	1.4
Payments of acquisition-related contingent consideration	—	(16.5)	(3.3)	—	(19.8)
Net financing activities and advances (to) from consolidated affiliates	(4.8)	15.1	(10.3)	—	—
Net cash used in financing activities	$—	$(1.3)	$(26.3)	$—	$(27.6)
Effect of currency translation on cash	—	—	(1.0)	—	(1.0)
Net (decrease) increase in cash and cash equivalents	$—	$(2.9)	$7.3	$—	$4.4
Cash and cash equivalents - beginning of period	—	4.7	0.3	—	5.0
Cash and cash equivalents - end of period	$—	$1.8	$7.6	$—	$9.4

For the Nine Months Ended September 30, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(1.1)	$317.0	$(55.3)	$—	$260.6
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(0.1)	—	—	(0.1)
Capital expenditures	—	(58.2)	(12.6)	—	(70.8)
Proceeds from sale of property and equipment	—	8.4	1.4	—	9.8
Payments for other investments, net	—	(109.3)	—	—	(109.3)
Net cash used in investing activities	$—	$(159.2)	$(11.2)	$—	$(170.5)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	$—	$827.1	$502.5	$—	$1,329.6
Repayments of credit facilities	—	(747.8)	(492.3)	—	(1,240.1)
Repayments of other borrowings and capital lease obligations	—	(36.4)	(14.9)	—	(51.3)
Repurchase of common stock	(100.0)	—	—	—	(100.0)
Proceeds from stock-based awards, net	2.1	(0.4)	—	—	1.7
Excess tax benefits from stock-based compensation	—	0.1	—	—	0.1
Payments of acquisition-related contingent consideration	—	(37.3)	(7.5)	—	(44.8)
Payments of financing costs	—	(2.4)	—	—	(2.4)
Net financing activities and advances from (to) consolidated affiliates	99.0	(169.2)	70.2	—	—
Net cash provided by (used in) financing activities	$1.1	$(166.3)	$58.0	$—	$(107.2)
Effect of currency translation on cash	—	—	0.1	—	0.1
Net decrease in cash and cash equivalents	$—	$(8.5)	$(8.4)	$—	$(16.9)
Cash and cash equivalents - beginning of period	—	18.5	5.6	—	24.1
Cash and cash equivalents - end of period	$—	$10.0	$(2.8)	$—	$7.2

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
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our 2015 Form 10-K, including those described under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors,” as updated by Item 1A, “Risk Factors” in this report and other filings we make with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our business, financial position and results of operations as of and for the three and nine month periods ended September 30, 2016 and 2015. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2015 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber, satellite communications and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; conventional and renewable power generation; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for more than 85 years. We offer our services primarily under the MasTec service mark and, as of September 30, 2016, we had approximately 21,400 employees and 500 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which are incorporated by reference, for segment related information as well as operating results by segment and significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We expect to realize approximately 30% of our September 30, 2016 estimated backlog in 2016. The following table presents 18-month backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	September 30, 2016	June 30, 2016	September 30, 2015
Communications	$3,125	$3,254	$3,082
Oil and Gas	1,134	1,628	933
Electrical Transmission	269	290	265
Power Generation and Industrial	116	139	269
Other	7	23	13
Estimated 18-month backlog	$4,651	$5,334	$4,562
Approximately 65% of backlog as of September 30, 2016 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work from master service agreements due to changes in our customers’ spending plans, as well as on construction projects, due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is not a term recognized under U.S. GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.
Economic, Industry and Market Factors
We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to rationalization of our customers’ capital and maintenance budgets in certain end-markets. Fluctuations in market prices for oil, gas and other fuel sources can affect demand for our services, in particular, on pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industry, can result, and in recent years, has resulted, in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market, regulatory and industry factors, such as (i) changes to our customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve; (iii) access to capital for customers in the industries we serve; (iv) new or changing regulatory requirements or other governmental policy uncertainty; (v) economic, market or political developments; and (vi) changes in technology, tax and other incentives could also affect demand for our services. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
Impact of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, in particular, for large non-recurring projects and holidays. Typically, our revenue is lowest in the first quarter of the year because cold, snowy or wet conditions cause project delays. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year, as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including from excessive rainfall, warm winter weather or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.
     Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given period, even if not in total. In addition, revenue from master service agreements, while generally predictable, can be subject to volatility. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic, political and market conditions; regulatory or environmental influences; and acquisitions, dispositions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements, which is incorporated by reference, and to our 2015 Form 10-K for discussion of our significant accounting policies. During the third quarter of 2016, in conjunction with the quarterly review of reporting units for indicators of impairment, management performed a quantitative assessment of the goodwill associated with its Electrical Transmission operating segment, and the estimated fair value of this operating segment exceeded its carrying value by approximately 5%. Significant changes in assumptions or estimates, such as a reduction in profitability and/or cash flows, could result in a non-cash impairment charge of this operating segment in the future.
We believe that our accounting estimates pertaining to revenue and cost recognition for percentage-of-completion projects, including project profit or loss, which we define as project revenue less project costs of revenue, including project-related depreciation; allowances for doubtful accounts; fair value estimates, including those related to estimated liabilities for future earn-out obligations, valuations of goodwill and indefinite-lived intangible assets and estimated recoveries under receivership arrangements; income taxes; self-insurance liabilities; and litigation and other contingencies are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management.
Results of Operations
Comparison of Quarterly Results
The following table, which may contain slight summation differences due to rounding, reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of certain items, which are described in the comparison of results section below.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
Revenue	$1,586.2	100.0%	$1,111.0	100.0%	$3,792.8	100.0%	$3,180.9	100.0%
Costs of revenue, excluding depreciation and amortization	1,369.0	86.3%	972.7	87.6%	3,321.6	87.6%	2,805.1	88.2%
Depreciation and amortization	42.6	2.7%	42.2	3.8%	122.2	3.2%	128.0	4.0%
General and administrative expenses	67.1	4.2%	63.8	5.7%	195.0	5.1%	207.1	6.5%
Interest expense, net	13.1	0.8%	12.0	1.1%	37.9	1.0%	35.8	1.1%
Equity in losses (earnings) of unconsolidated affiliates	—	—%	0.4	0.0%	(3.5)	(0.1)%	3.6	0.1%
Other (income) expense, net	(1.0)	(0.1)%	6.3	0.6%	(12.8)	(0.3)%	0.7	0.0%
Income before income taxes	$95.3	6.0%	$13.6	1.2%	$132.4	3.5%	$0.5	0.0%
Provision for income taxes	(38.8)	(2.4)%	(6.2)	(0.6)%	(54.3)	(1.4)%	(3.3)	(0.1)%
Net income (loss)	$56.5	3.6%	$7.4	0.7%	$78.1	2.1%	$(2.8)	(0.1)%
Net income (loss) attributable to non-controlling interests	0.3	0.0%	(0.2)	(0.0)%	0.4	0.0%	(0.5)	(0.0)%
Net income (loss) attributable to MasTec, Inc.	$56.3	3.5%	$7.6	0.7%	$77.7	2.0%	$(2.3)	(0.1)%

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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Reportable Segment:	2016	2015	2016	2015	2016		2015		2016		2015
Communications	$624.3	$513.3	$1,728.0	$1,452.1	$62.8	10.1%	$49.7	9.7%	$190.9	11.0%	$141.8	9.8%
Oil and Gas	736.0	406.9	1,454.3	1,144.2	117.8	16.0%	51.0	12.5%	187.6	12.9%	113.9	10.0%
Electrical Transmission	101.7	75.9	283.6	270.2	(8.3)	(8.1)%	(23.7)	(31.2)%	(42.0)	(14.8)%	(47.6)	(17.6)%
Power Generation and Industrial	123.6	115.0	324.7	302.3	6.1	4.9%	4.8	4.2%	13.8	4.3%	3.9	1.3%
Other	7.6	3.8	14.9	17.2	(3.1)	(40.6)%	(2.0)	(51.9)%	(2.6)	(17.4)%	(7.1)	(41.2)%
Eliminations	(7.0)	(3.9)	(12.7)	(5.1)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(24.3)	NA	(12.0)	NA	(55.1)	NA	(40.5)	NA
Consolidated Results	$1,586.2	$1,111.0	$3,792.8	$3,180.9	$151.0	9.5%	$67.8	6.1%	$292.6	7.7%	$164.4	5.2%
The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenue. For the three month period ended September 30, 2016, consolidated revenue increased to $1,586 million from $1,111 million, an increase of approximately $475 million, or 43%, as compared with the same period in 2015. Oil and Gas revenue increased by $329 million, or 81%, Communications revenue increased by $111 million, or 22%, Electrical Transmission revenue increased by $26 million, or 34%, Power Generation and Industrial revenue increased by $9 million, or 7%, and Other segment revenue increased by $4 million, or 100%.
Communications Segment. Communications revenue was $624 million for the three month period ended September 30, 2016, as compared with $513 million for the same period in 2015, an increase of $111 million, or 22%. Revenue increased as a result of higher levels of wireless, install-to-the-home and wireline/fiber installation services from increased customer demand.
Oil and Gas Segment. Oil and Gas revenue was $736 million for three month period ended September 30, 2016, as compared with $407 million for the same period in 2015, an increase of $329 million, or 81%. The increase in Oil and Gas revenue was driven primarily by an increase in several large long-haul pipeline infrastructure construction projects, partially offset by a decrease in gathering pipeline and related facilities project activities, largely in our Canadian operations.
Electrical Transmission Segment. Electrical Transmission revenue was $102 million for the three month period ended September 30, 2016, as compared with $76 million for the same period in 2015, an increase of $26 million, or 34%. The increase in Electrical Transmission revenue as compared with the same period in the prior year was driven primarily by project timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $124 million for the three month period ended September 30, 2016, as compared with $115 million for the same period in 2015, an increase of $9 million, or 7%. The growth was driven by higher levels of renewable power project activity as compared with the same period in the prior year.
Other Segment. Other segment revenue totaled approximately $8 million for the three month period ended September 30, 2016, as compared with $4 million for the same period in 2015, an increase of $4 million, or 100%. The increase was driven primarily by an increase in oil and gas operations in Mexico as compared with the same period in the prior year.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $396 million, or 41%, to $1,369 million for the three month period ended September 30, 2016, as compared with $973 million for the same period in 2015. Higher revenue contributed $416 million of an increase in costs of revenue, excluding depreciation and amortization, whereas improved productivity resulted in a decrease of approximately $20 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 120 basis points, from 87.6% of revenue for the three month period ended September 30, 2015 to 86.3% of revenue for the same period in 2016. This decrease was driven primarily by improvements in our Oil and Gas segment from a combination of project efficiencies and mix, as well as improved cost and overhead utilization due to higher levels of revenue, and in our Electrical Transmission segment due to project timing and improved levels of project efficiencies as compared with the same period in the prior year, partially offset by growth-related production inefficiencies in our Communications segment and timing of project-related losses and settlements in other segment results.
Depreciation and amortization. Depreciation and amortization was $43 million, or 2.7% of revenue, for the three month period ended September 30, 2016 as compared with $42 million, or 3.8% of revenue, in 2015. As a percentage of revenue, depreciation and amortization decreased by approximately 110 basis points from improved levels of equipment utilization due to higher levels of revenue.
General and administrative expenses. General and administrative expenses were $67 million, or 4.2% of revenue, for the three month period ended September 30, 2016, as compared with $64 million, or 5.7% of revenue, for the same period in 2015, an increase of $3 million, or 5%. General and administrative expenses for the three month period ended September 30, 2016 included restructuring charges of approximately $5 million related primarily to our efforts to streamline our electrical transmission operations. General and administrative expenses in the prior year period included Audit

Committee independent investigation expenses of $4 million and acquisition integration costs from our WesTower acquisition of approximately $1 million, both of which were completed in 2015. In addition to the above mentioned changes, various administrative expenses increased by approximately $4 million, net, for the three month period ended September 30, 2016 as compared with the prior year period, including costs to support growth initiatives, incentive compensation expense and professional fees, offset by timing of legal and other settlements.
Interest expense, net. Interest expense, net of interest income, was $13 million, or 0.8% of revenue, for the three month period ended September 30, 2016 as compared with $12 million, or 1.1% of revenue, in 2015. The increase was due primarily to interest expense on our Credit Facility, which increased due to higher average interest rates and higher average outstanding letters of credit in the third quarter of 2016 as compared with 2015. The increase in outstanding letters of credit was due to higher levels of project activity in 2016 as well an increase in our collateral requirements associated with our investments in the Waha JVs.
Equity in losses (earnings) of unconsolidated affiliates. Equity in losses (earnings) of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month periods ended September 30, 2016 and 2015, equity in losses from unconsolidated affiliates were de minimis.
Other (income) expense, net. For the three month period ended September 30, 2016, other income, net, was $1 million, as compared with other expense, net, of $6 million for the three month period ended September 30, 2015. Other (income) expense, net, consists primarily of gains or losses from sales of assets and investments, estimated restructuring losses on the planned disposal of fixed assets held-for-sale, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals and certain purchase accounting adjustments. For the three month period ended September 30, 2015, other expense included a $12 million charge related to a court mandated mediation settlement, which was offset, in part, by income of approximately $4 million from changes to estimated earn-out accruals. For both the three month periods ended September 30, 2016 and 2015, gains on sales of equipment totaled approximately $1 million.
Provision for income taxes. Income tax expense was $39 million for the three month period ended September 30, 2016 as compared with $6 million for the same period in the prior year. In the third quarter of 2016, we had pre-tax income of $95 million as compared with $14 million for the same period in the prior year. Our effective tax rate for the three month period ended September 30, 2016 decreased versus the same period in 2015 due to the effect of permanent differences in relation to pre-tax income and a decrease in the overall state tax rate as compared with the three month period ended September 30, 2015.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $63 million, or 10.1% of revenue, for the three month period ended September 30, 2016 as compared with $50 million, or 9.7% of revenue, for the same period in 2015, a $13 million, or 27% increase, primarily due to higher levels of revenue. As a percentage of revenue, EBITDA increased by approximately 40 basis points, or $2 million, driven by improved levels of cost and overhead utilization from higher levels of revenue, partially offset by growth-related production inefficiencies. For the three month period ended September 30, 2015, Communications segment EBITDA included approximately $1 million of acquisition integration costs.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $118 million, or 16.0% of revenue, for the three month period ended September 30, 2016 as compared with $51 million, or 12.5% of revenue, for the same period in 2015, an increase of $67 million, or 131%. Higher revenue contributed $41 million of an increase in EBITDA. As a percentage of revenue, Oil and Gas segment EBITDA increased by approximately 350 basis points, or $25 million, primarily from a combination of project efficiencies and mix, as well as improved cost and overhead utilization due to higher levels of revenue.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was negative $8 million, or negative 8.1% of revenue, for the three month period ended September 30, 2016 as compared with negative EBITDA of approximately $24 million, or negative 31.2% of revenue, for the same period in 2015, an increase in EBITDA of $15 million. Electrical Transmission results in the third quarter of 2016 included restructuring charges of approximately $4 million related to efforts to streamline our operations, which we anticipate will be completed in 2016. In the third quarter of 2015, our Electrical Transmission segment recorded a $12 million charge related to a settlement reached during a court mandated mediation. The remaining improvement in Electrical Transmission EBITDA was due to higher levels of revenue and improved levels of project efficiencies as compared to the same period in the prior year.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $6 million or 4.9% of revenue, for the three month period ended September 30, 2016, as compared with EBITDA of $5 million, or 4.2% of revenue, for the same period in 2015, an increase in EBITDA of $1 million, or 27%. As a percentage of revenue, Power Generation and Industrial segment EBITDA increased by approximately 80 basis points, or approximately $1 million, primarily due to the non-recurrence of approximately $4 million of losses on a troubled wind project in Canada that was completed in the third quarter of 2015, offset by changes in project timing and mix, as well as increased cost investments in business development initiatives.
Other Segment. EBITDA from Other businesses was negative $3 million for the three month period ended September 30, 2016, as compared with negative EBITDA of $2 million for the same period in 2015, a decrease in EBITDA of $1 million, or 57%. For the three month periods ended September 30, 2016 and 2015, Other segment EBITDA included losses of $5 million and $3 million, respectively, on a proportionately consolidated non-controlled Canadian joint venture. This project, for which we have minimal direct construction involvement, has experienced delays due to issues with receipt of a key material, which has extended the project timeline and resulted in project losses. The material was received in the second half of 2016, and this project is now expected to be substantially completed in first half of 2017. The effect on Other segment EBITDA from these project losses was partially offset by an increase in EBITDA from our oil and gas operations in Mexico.

Corporate. Corporate EBITDA was negative $24 million for the three month period ended September 30, 2016, as compared with negative EBITDA of $12 million for the same period in 2015, for a decrease in EBITDA of $12 million. Corporate EBITDA for the three month period ended September 30, 2015 included $4 million of costs related to the Audit Committee independent investigation, which was completed in 2015, offset by a $4 million net reduction for the 2015 period in the estimated earn-out liability for acquired businesses. For the three month period ended September 30, 2016, various other corporate expenses increased by approximately $12 million as compared with the prior year period, including costs to support planned growth initiatives, timing of legal and other settlements, professional fees and incentive compensation expense.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenue. For the nine month period ended September 30, 2016, consolidated revenue increased to $3,793 million from $3,181 million, an increase of approximately $612 million, or 19.2%, as compared with the same period in 2015. Oil and Gas revenue increased by $310 million, or 27%, Communications revenue increased by $276 million, or 19%, Power Generation and Industrial revenue increased by $22 million, or 7%, and Electrical Transmission revenue increased by $13 million, or 5%. Other segment revenue decreased by approximately $2 million, or 14%.
Communications Segment. Communications revenue was $1,728 million for the nine month period ended September 30, 2016, as compared with $1,452 million for the same period in 2015, an increase of $276 million, or 19%. Revenue increased as a result of higher levels of install-to-the-home, wireless and wireline/fiber installation services from increased customer demand.
Oil and Gas Segment. Oil and Gas revenue was $1,454 million for the nine month period ended September 30, 2016, as compared with $1,144 million for the same period in 2015, an increase of $310 million, or 27%. The increase in Oil and Gas revenue was driven primarily by an increase in several large long-haul pipeline infrastructure construction projects, partially offset by a decrease in gathering pipeline and related facilities project activities, largely in our Canadian operations.
Electrical Transmission Segment. Electrical Transmission revenue was $284 million for the nine month period ended September 30, 2016, as compared with $270 million for the same period in 2015, an increase of $13 million, or 5%. The increase in Electrical Transmission revenue as compared with the same period in the prior year was driven primarily by project timing and improved levels of efficiencies.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $325 million for the nine month period ended September 30, 2016, as compared with $302 million for the same period in 2015, an increase of $22 million, or 7%. The growth was driven by higher levels of renewable power project activity as compared with the same period in the prior year.
Other Segment. Other segment revenue totaled approximately $15 million for the nine month period ended September 30, 2016, as compared with $17 million for the same period in 2015, a decrease of approximately $2 million, or 14%. The decrease was driven primarily by lower revenue from our proportionately consolidated non-controlled Canadian joint venture.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $516 million to $3,322 million for the nine month period ended September 30, 2016, as compared with $2,805 million for the same period in 2015. Higher revenue contributed an increase of $540 million, whereas increased productivity resulted in a decrease of $23 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 60 basis points, from 88.2% of revenue for the nine month period ended September 30, 2015, to 87.6% for the same period in the current year. This decrease resulted from improvements in our Oil and Gas and Power Generation and Industrial segments, offset by reduced productivity in our Electrical Transmission and Communications segments and timing of project-related losses and settlements in other segment results. The improvements in Oil and Gas and Power Generation and Industrial were due to the benefit of higher levels of revenue, as well as project efficiencies and mix. The reductions in Electrical Transmission and Communications were due to project and growth-related inefficiencies, respectively.
Depreciation and amortization. Depreciation and amortization was $122 million, or 3.2% of revenue, for the nine month period ended September 30, 2016 as compared with $128 million, or 4.0% of revenue, in 2015, a decrease of $6 million, or 5%. As a percentage of revenue, depreciation and amortization decreased by approximately 80 basis points from improved levels of equipment utilization due to higher levels of revenue.
General and administrative expenses. General and administrative expenses were $195 million, or 5.1% of revenue, for the nine month period ended September 30, 2016, as compared with $207 million, or 6.5% of revenue, for the same period in 2015, a decrease of $12 million, or 6%. General and administrative expenses for the nine month period ended September 30, 2016 included restructuring charges of approximately $11 million related to our efforts to streamline our western Canadian oil and gas and our electrical transmission operations. General and administrative expenses in the prior year period included acquisition integration costs from our WesTower acquisition of approximately $18 million and Audit Committee independent investigation expenses of $14 million, both of which were completed in 2015. Excluding the above mentioned items, various administrative expenses increased by approximately $9 million, net, for the nine month period ended September 30, 2016 as compared with the prior year period, including costs to support growth initiatives, incentive compensation expense and professional fees, offset by timing of legal and other settlements.
Interest expense, net. Interest expense, net of interest income, was $38 million, or 1.0% of revenue, for the nine month period ended September 30, 2016 as compared with $36 million, or 1.1% of revenue, in 2015. The increase in interest expense in 2016 was due to higher average interest rates and higher average outstanding letters of credit on our Credit Facility for the nine month period ended September 30, 2016 as compared with the same period in the prior year, offset, in part, by a decrease in financing costs. The increase in outstanding letters of credit was due to higher levels of project activity in 2016 as well as an increase in our collateral requirements associated with our investments in the Waha JVs. For the nine month period ended September 30, 2015, we incurred approximately $1 million of consent solicitation fees related to the delay in filing of our 2014 Form 10-K and first quarter 2015 Form 10-Q.

Equity in (earnings) losses of unconsolidated affiliates. Equity in (earnings) losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the nine month period ended September 30, 2016, equity in earnings from unconsolidated affiliates of approximately $4 million was primarily attributable to income from expected recoveries from certain equity investees in our Oil and Gas segment, of which the remaining investment as of September 30, 2016 is in the final stage of liquidation. For the nine month period ended September 30, 2015, equity in losses related to these entities totaled approximately $4 million.
Other (income) expense, net. For the nine month period ended September 30, 2016, other income, net, was $13 million, as compared with other expense of $1 million for the nine month period ended September 30, 2015. Other (income) expense, net, consists primarily of gains or losses from sales of assets and investments, estimated restructuring losses on the planned disposal of fixed assets held-for-sale, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals and certain purchase accounting adjustments. For the nine month period ended September 30, 2016, other income, net, included approximately $10 million of income related to a settlement in connection with a previously acquired business and $3 million of restructuring charges related to estimated losses on the planned disposal of fixed assets held-for-sale, whereas for the nine month period ended September 30, 2015, other expense, net, included a $12 million charge related to a court mandated mediation settlement, offset, in part, by $8 million of income from changes to estimated earn-out accruals. Gains on sales of equipment totaled approximately $3 million for both the nine month periods ended September 30, 2016 and 2015, respectively.
Provision for income taxes. Income tax expense was $54 million for the nine month period ended September 30, 2016, as compared with Income tax expense of $3 million for the same period in the prior year. For the nine month period ended September 30, 2016, we had pre-tax income of $132 million as compared with pre-tax income of $1 million for the same period in the prior year. Income tax expense for the nine month period ended September 30, 2015 included approximately $3 million of expense resulting from the cumulative revaluation of certain deferred tax liabilities pursuant to an Alberta provincial tax law that was enacted in June 2015. Excluding the effect of the Alberta income tax expense in 2015, our effective tax rate for the nine month period ended September 30, 2016 decreased versus the same period in 2015 due to the effect of permanent differences in relation to pre-tax income and a decrease in the overall state tax rate as compared with the nine month period ended September 30, 2015.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $191 million, or 11.0% of revenue, for the nine month period ended September 30, 2016 as compared with $142 million, or 9.8% of revenue, for the same period in 2015, a $49 million, or 35% increase. Higher revenue contributed an increase of $27 million in EBITDA. As a percentage of revenue, EBITDA increased by approximately 130 basis points, or approximately $22 million. For the nine month period ended September 30, 2015, Communications segment EBITDA included approximately $18 million of acquisition integration costs, whereas Communications segment EBITDA for the nine month period ended September 30, 2016 included a gain of approximately $10 million from a settlement in connection with a previously acquired business.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $188 million, or 12.9% of revenue, for the nine month period ended September 30, 2016 as compared with $114 million, or 10.0% of revenue, for the same period in 2015, an increase of $74 million, or 65%. Higher revenue contributed an increase of $31 million in EBITDA. As a percentage of revenue, Oil and Gas segment EBITDA increased by approximately 290 basis points, or approximately $43 million, from a combination of project efficiencies and mix, as well as improved cost and overhead utilization due to higher levels of revenue, partially offset by a previously disclosed first quarter project loss of $13.5 million on a western Canadian oil and gas project and restructuring charges of approximately $7 million related to efforts to streamline our western Canadian oil and gas operations, which we anticipate will be completed in 2016.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was negative $42 million, or negative 14.8% of revenue, for the nine month period ended September 30, 2016 as compared with negative EBITDA of approximately $48 million, or negative 17.6% of revenue, for the same period in 2015, an increase in EBITDA of $6 million, or 12%. Electrical Transmission results for the nine month period ended September 30, 2016 included restructuring charges of approximately $7 million related to efforts to streamline operations, which we anticipate will be completed in 2016, and a previously disclosed first quarter project loss of approximately $15 million on a large transmission project. In the third quarter of 2015, our Electrical Transmission segment recorded a $12 million charge related to a settlement reached during a court mandated mediation. The remaining improvement in Electrical Transmission EBITDA was due to higher levels of revenue and improved levels of project efficiencies as compared to the same period in the prior year.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $14 million, or 4.3% of revenue, for the nine month period ended September 30, 2016, as compared with EBITDA of $4 million, or 1.3% of revenue, for the same period in 2015, an increase in EBITDA of $10 million, primarily due to the non-recurrence of $21 million of losses on a troubled wind project in Canada that was completed in the third quarter of 2015 offset by changes in project timing and mix, as well as increased cost investments in business development initiatives.
Other Segment. EBITDA from Other businesses was negative $3 million for the nine month period ended September 30, 2016, as compared with negative EBITDA of $7 million for the same period in 2015, an increase in EBITDA of $5 million, or 64%. Other segment EBITDA for the nine month periods ended September 30, 2016 and 2015 included $5 million and $8 million, respectively, of losses on a proportionately consolidated non-controlled Canadian joint venture that experienced project delays. This project, for which we have minimal direct construction involvement, has experienced delays due to issues with receipt of a key material, which has extended the project timeline and resulted in project losses. The material was received in the second half of 2016, and this project is now expected to be substantially completed in first half of 2017. Other segment EBITDA for the nine month period ended September 30, 2016 also included an increase in EBITDA from our oil and gas operations in Mexico as compared with the same period in the prior year.
Corporate. Corporate EBITDA was negative $55 million for the nine month period ended September 30, 2016, as compared with negative EBITDA of $41 million for the same period in 2015, representing a decrease in EBITDA of approximately $15 million. Corporate EBITDA for the nine month period ended September 30, 2015 included $14 million of costs related to the Audit Committee independent investigation, which was completed in 2015, offset, in part, by a net reduction of $8 million in the estimated earn-out liability for acquired businesses. For the nine month period ended September 30, 2016, excluding the above mentioned items, various other corporate expenses increased by approximately $20 million as compared with the prior year period, including costs to support planned growth initiatives, timing of legal and other settlements, professional fees and incentive compensation expense.
Foreign Operations
Our foreign operations are primarily in Canada and Mexico. See Note 13 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). All of these “adjusted” non-U.S. GAAP measures exclude non-cash stock-based compensation expense, restructuring charges, acquisition integration costs resulting from the WesTower acquisition, Audit Committee independent investigation related costs, project losses on a proportionately consolidated non-controlled Canadian joint venture, charges from a settlement reached during a court mandated mediation and, for Adjusted Net Income, the effect of an Alberta provincial income tax rate increase. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
EBITDA Reconciliation:	2016		2015		2016		2015
Net income (loss)	$56.5	3.6%	$7.4	0.7%	$78.1	2.1%	$(2.8)	(0.1)%
Interest expense, net	13.1	0.8%	12.0	1.1%	37.9	1.0%	35.8	1.1%
Provision for income taxes	38.8	2.4%	6.2	0.6%	54.3	1.4%	3.3	0.1%
Depreciation and amortization	42.6	2.7%	42.2	3.8%	122.2	3.2%	128.0	4.0%
EBITDA	$151.0	9.5%	$67.8	6.1%	$292.6	7.7%	$164.4	5.2%
Non-cash stock-based compensation expense	3.9	0.2%	3.2	0.3%	11.3	0.3%	9.5	0.3%
Restructuring charges	4.7	0.3%	—	—	13.8	0.4%	—	—
Acquisition integration costs	—	—	1.2	0.1%	—	—	17.8	0.6%
Audit Committee investigation related costs	—	—	4.1	0.4%	—	—	13.7	0.4%
Losses on non-controlled joint venture	5.1	0.3%	2.8	0.3%	5.1	0.1%	8.3	0.3%
Court mandated mediation settlement	—	—	12.2	1.1%	—	—	12.2	0.4%
Adjusted EBITDA	$164.8	10.4%	$91.1	8.2%	$322.8	8.5%	$225.9	7.1%

Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, and a related reconciliation to EBITDA, for the periods indicated is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Reportable Segment:	2016		2015		2016		2015
Communications	$63.0	10.1%	$51.0	9.9%	$191.4	11.1%	$160.0	11.0%
Oil and Gas	118.0	16.0%	51.0	12.5%	194.1	13.3%	113.9	10.0%
Electrical Transmission	(3.8)	(3.7)%	(11.6)	(15.2)%	(34.7)	(12.2)%	(35.4)	(13.1)%
Power Generation and Industrial	6.1	4.9%	4.8	4.2%	13.9	4.3%	3.9	1.3%
Other	2.1	27.2%	0.8	21.4%	2.6	17.2%	1.2	6.8%
Corporate	(20.6)	NA	(4.9)	NA	(44.4)	NA	(17.7)	NA
Adjusted EBITDA	$164.8	10.4%	$91.1	8.2%	$322.8	8.5%	$225.9	7.1%
Non-cash stock-based compensation expense	3.9	0.2%	3.2	0.3%	11.3	0.3%	9.5	0.3%
Restructuring charges	4.7	0.3%	—	—	13.8	0.4%	—	—
Acquisition integration costs	—	—	1.2	0.1%	—	—	17.8	0.6%
Audit Committee investigation related costs	—	—	4.1	0.4%	—	—	13.7	0.4%
Losses on non-controlled joint venture	5.1	0.3%	2.8	0.3%	5.1	0.1%	8.3	0.3%
Court mandated mediation settlement	—	—	12.2	1.1%	—	—	12.2	0.4%
EBITDA	$151.0	9.5%	$67.8	6.1%	$292.6	7.7%	$164.4	5.2%
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Nine Months Ended September 30,
	2016	2015
Reconciliation to Net Cash Provided by Operating Activities, Total MasTec:
EBITDA	$292.6	$164.4
Non-cash stock-based compensation expense	11.3	9.5
Restructuring charges	13.8	—
Acquisition integration costs	—	17.8
Audit Committee investigation related costs	—	13.7
Losses on non-controlled joint venture	5.1	8.3
Court mandated mediation settlement	—	12.2
Adjusted EBITDA	$322.8	$225.9
Interest expense, net	(37.9)	(35.8)
Provision for income taxes	(54.3)	(3.3)
Restructuring charges	(13.8)	—
Acquisition integration costs	—	(17.8)
Audit Committee investigation related costs	—	(13.7)
Losses on non-controlled joint venture	(5.1)	(8.3)
Court mandated mediation settlement	—	(12.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding non-cash EBITDA adjustments (a)	3.2	(7.9)
Change in assets and liabilities, net of acquisitions	(87.7)	133.8
Net cash provided by operating activities, Total MasTec	$127.1	$260.6

(a)	Non-cash EBITDA adjustments include depreciation and amortization and non-cash stock-based compensation expense.
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

	For the Three Months Ended September 30,
	2016				2015
	Income Before Income Taxes (in millions)	Provision for Income Taxes (a) (in millions)	Net Income (in millions)	Diluted Earnings Per Share (b)	Income Before Income Taxes (in millions)	Provision for Income Taxes (a) (in millions)	Net Income (Loss) (in millions)	Diluted (Loss) Earnings Per Share (b)
Reported U.S. GAAP measure	$95.3	$(38.8)	$56.5	$0.69	$13.6	$(6.2)	$7.4	$0.09
Adjustments:
Non-cash stock-based compensation expense	3.9	(1.2)	2.7	0.03	3.2	(1.4)	1.8	0.02
Restructuring charges	4.7	(1.5)	3.2	0.04	—	—	—	—
Acquisition integration costs	—	—	—	—	1.2	(0.5)	0.7	0.01
Audit Committee investigation related costs	—	—	—	—	4.1	(1.8)	2.3	0.03
Losses on non-controlled joint venture	5.1	(1.3)	3.9	0.05	2.8	(1.2)	1.6	0.02
Impact of Alberta tax law change	—	—	—	—	—	(0.2)	(0.2)	(0.00)
Court mandated mediation settlement	—	—	—	—	12.2	(5.4)	6.8	0.08
Adjusted non-U.S. GAAP measure	$109.1	$(42.8)	$66.3	$0.81	$37.0	$(16.6)	$20.4	$0.26

	For the Nine Months Ended September 30,
	2016				2015
	Income Before Income Taxes (in millions)	Provision for Income Taxes (a) (in millions)	Net Income (in millions)	Diluted Earnings Per Share (b)	Income Before Income Taxes (in millions)	Provision for Income Taxes (a) (in millions)	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share (b)(c)
Reported U.S. GAAP measure	$132.4	$(54.3)	$78.1	$0.96	$0.5	$(3.3)	$(2.8)	$(0.03)
Adjustments:
Non-cash stock-based compensation expense	11.3	(4.2)	7.1	0.09	9.5	(4.2)	5.3	0.06
Restructuring charges	13.8	(5.1)	8.7	0.11	—	—	—	—
Acquisition integration costs	—	—	—	—	17.8	(7.9)	9.9	0.12
Audit Committee investigation related costs (d)	—	—	—	—	14.6	(6.5)	8.1	0.10
Losses on non-controlled joint venture	5.1	(1.3)	3.9	0.05	8.3	(3.7)	4.6	0.06
Impact of Alberta tax law change	—	—	—	—	—	2.6	2.6	0.03
Court mandated mediation settlement	—	—	—	—	12.2	(5.4)	6.8	0.08
Adjusted non-U.S. GAAP measure	$162.7	$(64.9)	$97.7	$1.20	$62.8	$(28.3)	$34.6	$0.43

(a)
Represents the provision for income taxes, before and after adjustment for the tax effects of the adjusted items in the table above. The tax effects of the adjusted items were determined based on the tax treatment of the related items and after taking into consideration their effect on pre-tax income. For both the three and nine month periods ended September 30, 2016, our consolidated effective tax rates as reported were 41%, and as adjusted, were 39% and 40%, respectively. For the three and nine month periods ended September 30, 2015, our consolidated effective tax rates as reported were 45% and 630%, respectively, and, as adjusted, were each 45%.

(b)
Adjusted diluted earnings per share includes a per share tax effect of $0.05 and $0.13 for the three and nine month periods ended September 30, 2016, respectively, and a per share tax effect of $0.13 and $0.31 for the three and nine month periods ended September 30, 2015, respectively, related to the adjustments presented above.

(c)
For nine month periods ended September 30, 2015, because the reported loss from continuing operations, on an adjusted basis is income from continuing operations, we included an additional 0.6 million weighted average common stock equivalents in our diluted share count to calculate adjusted diluted earnings per share for the respective periods.

(d)
Audit Committee investigation related costs for the nine month period ended September 30, 2015 includes $0.9 million, pre-tax, and $0.5 million, after tax, of consent solicitation agent fees recorded within interest expense, net, related to the delay in filing of our 2014 Form 10-K and our first quarter 2015 Form 10-Q.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations, cost and equity investee funding requirements, debt service and share repurchase programs. We also evaluate opportunities for strategic acquisitions and investments from time to time, and we may consider opportunities to repurchase, refinance or retire outstanding debt, any of which may require our use of cash.
Capital Expenditures. For the nine month period ended September 30, 2016, we spent $89 million on capital expenditures, or $82 million, net of asset disposals. For the year ending December 31, 2016, we estimate that we will spend approximately $110 million on capital expenditures, or approximately $100 million, net of asset disposals, and expect to incur approximately $30 million to $40 million of equipment purchases under capital lease or other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisition-Related Contingent Consideration. In most of our acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of September 30, 2016 was approximately $42 million. Of this amount, $10 million represents the liability for earn-out obligations that have been earned. The remainder, $32 million, is management’s estimate of potential earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned. During the three month periods ended September 30, 2016 and 2015 we made cash payments of $5 million and $6 million, respectively, related to earn-out obligations. During the nine month periods ended September 30, 2016 and 2015 we made cash payments of $20 million and $45 million, respectively, related to earn-out obligations.
Income Taxes. Cash tax payments, net of tax refunds, were $15 million for the nine month period ended September 30, 2016 as compared with $6 million for the nine month period ended September 30, 2015. Quarterly tax payments, which vary with changes in taxable income and earnings, are based on estimates of full year taxable income activity and estimated tax rates. Our cash tax payments, have increased in the 2016 period as compared with the 2015 period due to higher levels of pre-tax income.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are billed and collected. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of September 30, 2016, we expect that substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $1.2 billion as of September 30, 2016 from $0.9 billion as of December 31, 2015 due to higher levels of quarterly revenue and changes in project timing and mix.
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
Summary of Financial Condition, Liquidity and Capital Resources
We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, debt service obligations, anticipated capital expenditures, cost and equity investee funding requirements, insurance collateral requirements, earn-out obligations, letter of credit and share repurchase needs for at least the next twelve months.
Sources and Uses of Cash
As of September 30, 2016, we had $480 million in working capital, defined as current assets less current liabilities, as compared with $377 million as of December 31, 2015, an increase of $103 million, due primarily to increased investment in working capital from higher levels of revenue and project activity. Total cash and cash equivalents of $9 million as of September 30, 2016 increased by $4 million from total cash and cash equivalents of $5 million as of December 31, 2015.
Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$127.1	$260.6
Net cash used in investing activities	$(94.1)	$(170.5)
Net cash used in financing activities	$(27.6)	$(107.2)

Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, costs and earnings in excess of billings, accounts payable and accrued expenses and billings in excess of costs and earnings, all of which tend to be related. These working capital items are affected by changes in revenue resulting from both the timing and the volume of work performed, by variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the nine month period ended September 30, 2016 was $127 million, as compared with $261 million for the same period in 2015. The decrease in cash flow from operations was due primarily to increased investment in working capital from higher levels of revenue and project activity. Net changes in assets and liabilities had a negative effect on cash provided by operating activities of $221 million, related largely to net changes in the above described working capital items. The negative effect of net changes in assets and liabilities was offset, in part, by an increase in net income of $81 million.
Our days sales outstanding (“DSO”), net of billings in excess of costs and earnings, was 61 as of September 30, 2016, as compared with 68 as of December 31, 2015 and 75 as of September 30, 2015. DSO, net of billings in excess of costs and earnings, is calculated as accounts receivable, net, less billings in excess of costs and earnings, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. The decrease in DSO is attributable to improved timing of collections and settlements, changes in project and customer mix and working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by $76 million to $94 million for the nine month period ended September 30, 2016 from $170 million for the nine month period ended September 30, 2015. Payments for other investments, which relates primarily to activity associated with cost and equity investees as well as payments for executive life insurance policies, was $8 million for the nine month period ended September 30, 2016, as compared with $109 million for the same period in 2015, representing a decrease in cash used in investing activities of $102 million. For the nine month period ended September 30, 2015, payments for other investments included amounts paid in connection with certain equity investee receivership arrangements as well as our investment in the Waha JV’s. In connection with the expected completion and in service status of the Waha JV projects in 2017, we expect that the majority of the $109 million letters of credit we have issued as collateral as of September 30, 2016 will be replaced with cash contributions by the end of 2017. For the nine month period ended September 30, 2016, we spent $89 million on capital expenditures, or $82 million, net of asset disposals, as compared with capital expenditures, net of asset disposals, of $61 million for the same period in the prior year, for an increase in cash used in investing activities of approximately $21 million.
Financing Activities. Net cash used in financing activities for the nine month period ended September 30, 2016 was $28 million, as compared with $107 million for the nine month period ended September 30, 2015, for a decrease in cash used in financing activities of approximately $80 million. For the nine month period ended September 30, 2016, we did not make any payments for repurchases of shares of our common stock under our 2016 share repurchase program, whereas for the same period in 2015, we paid $100 million to repurchase shares of our common stock under our 2014 share repurchase program. Payments of acquisition-related contingent consideration for the nine month period ended September 30, 2016 decreased by $25 million as compared with the same period in the prior year, representing a decrease in cash used in financing activities. Credit facility related activity, net, for the nine month period ended September 30, 2016, totaled $37 million of borrowings, net of repayments, compared to $89 million for the nine month period ended September 30, 2015, a decrease in cash provided by credit facility-related activities, net, of $53 million.
Senior Secured Credit Facility
We have a senior secured credit facility, which, as amended to date, we refer to as our Credit Facility. The Credit Facility has aggregate borrowing commitments of approximately $1.2 billion, composed of $1.0 billion of revolving commitments and a term loan in the aggregate principal amount of $241 million (the “Term Loan”). The Credit Facility provides the ability to borrow in either Mexican pesos or Canadian dollars, up to an aggregate equivalent amount of $200 million. Revolving commitments under the Credit Facility mature on October 29, 2018, and the Term Loan matures on November 21, 2019. The Term Loan is subject to amortization in quarterly principal installments of $3.1 million, subject to reduction as a result of the application of certain prepayments in accordance with the terms of the Credit Facility, which commenced as of the quarter ending March 31, 2016. In May 2016, the Credit Facility was amended to increase the maximum amount available for letters of credit from $450 million to $650 million, of which up to $100 million can be denominated in either Mexican pesos or Canadian dollars. The Credit Facility also provides for swing line loans of up to $75 million. Under the Credit Facility, we have the option to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of $250 million, subject to certain conditions. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including our equity investees, the repurchase or prepayment of indebtedness and share repurchases.
Interest on outstanding revolving loans and the Term Loan under the Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of September 30, 2016, we had $261 million of outstanding revolving loans under our Credit Facility, of which approximately $114 million was denominated in foreign currencies. Outstanding revolving loans accrued interest at a weighted average interest rate of 3.41% as of September 30, 2016. We had $281 million of issued letters of credit as of September 30, 2016 that mature at various dates. As of September 30, 2016, letter of credit fees accrued at 1% per annum for performance standby letters of credit and 2% per annum for financial standby letters of credit. The Term Loan accrued interest at a rate of 2.52% as of September 30, 2016. Borrowing capacity of $459 million as of September 30, 2016 was available for revolving loans or up to $369 million for new letters of credit. The unused facility fee was 0.40% as of September 30, 2016. The Credit Facility is guaranteed by certain of our subsidiaries (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of our and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
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
Other Credit Facilities. We have other credit facilities that support the working capital requirements of our foreign operations, which have varying dates of maturity and are generally renewed on an annual basis. Borrowings under these credit facilities are primarily denominated in Canadian dollars and maximum borrowing capacity totaled approximately $31 million as of September 30, 2016. Outstanding borrowings, which accrued interest at a weighted average rate of 3.6%, totaled approximately $15 million as of September 30, 2016.
4.875% Senior Notes
We have $400 million outstanding principal amount of 4.875% Senior Notes, which are subject to certain provisions and covenants, as more fully described in Note 8 - Debt in the notes to the audited consolidated financial statements included in our 2015 Form 10-K. As of September 30, 2016, we were in compliance with these provisions and covenants.
Debt Guarantees and Covenants
The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt and are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of our existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness. See Note 16 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference. We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of September 30, 2016.
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
Off-balance sheet arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with certain indemnification and guarantee arrangements and obligations relating to our cost and equity investees, including our variable interest entities. Refer to Note 14 - Commitments and Contingencies in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, for current period details pertaining to our off-balance sheet arrangements. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for discussion pertaining to certain of our investment arrangements, which notes are incorporated by reference.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2016, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our Term Loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of September 30, 2016, we had $261 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 3.41% and a Term Loan with a balance of $241 million with an interest rate of 2.52%. Interest on letters of credit issued under our Credit Facility as of September 30, 2016 accrued at 1% per annum for performance standby letters of credit and at 2% per annum for financial standby letters of credit. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $4 million for the nine month period ended September 30, 2016.
As of September 30, 2016, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and an aggregate $111 million of notes payable and capital lease obligations, which accrued interest at a weighted average rate of approximately 2.8% as of September 30, 2016. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Our foreign operations are primarily in Canada and Mexico. Revenue generated from foreign operations represented 6% of our total revenue for the nine month period ended September 30, 2016. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three or nine month periods ended September 30, 2016. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three month period ended September 30, 2016, foreign currency translation losses totaled approximately $1.5 million. For the nine month period ended September 30, 2016, foreign currency translation gains totaled approximately $4.4 million. Translation gains or losses are related primarily to our Canadian operations.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, neither of which were material as of September 30, 2016. We may enter into foreign currency derivative contracts in the future to manage such exposures.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For the three and nine month periods ended September 30, 2016, we derived approximately 30% and 34% of our revenue from AT&T, respectively, and 35% and 26% of our revenue from Energy Transfer affiliates, respectively. For both the three and nine month periods ended September 30, 2015, we derived approximately 31% of our revenue from AT&T. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers elected to perform the work that we provide with in-house service teams. Our top ten customers accounted for 80% and 64% of our revenue for the three month periods ended September 30, 2016 and 2015, respectively, and accounted for 76% and 60% of our revenue for the nine month periods ended September 30, 2016 and 2015, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, our results of operations, cash flows and liquidity could be negatively affected if these customers reduce the amount of business they provide to us, or if we complete the required work on our projects for these customers and cannot replace them with similar projects. Approximately 35% of our revenue was derived from non-recurring project specific work for the three and nine month periods ended September 30, 2016. Many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1 through July 31	31,061	$24.72	—	$100,000,000
August 1 through August 31	603	$30.58	—	$100,000,000
September 1 through September 30	—	$—	—	$100,000,000
Total	31,664		—

(a)	Reflects share repurchases associated with certain employee elections under compensation and benefit programs.

(b)	No shares were purchased for the three months ended September 30, 2016 under the Company’s publicly announced $100 million 2016 Share Repurchase Program.
ITEM 6.     EXHIBITS

Exhibit No.	Description
4.1*	Fifteenth Supplemental Indenture, dated as of September 1, 2016, by and among MasTec, Inc., the new guarantor party thereto and U.S. Bank National Association, as trustee.
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	November 3, 2016
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
4.1*	Fifteenth Supplemental Indenture, dated as of September 1, 2016, by and among MasTec, Inc., the new guarantor party thereto and U.S. Bank National Association, as trustee.
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.

**	Furnished herewith.