Form 10-K
period 2016-12-31
MASTEC INC
filed 2017-02-24
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer; as defined in rule 405 of the Securities Act.     Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No   ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☑ Large accelerated filer        ☐ Accelerated filer    ☐ Non-accelerated filer        ☐ Smaller reporting company
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.5 billion (based on a closing price of $22.32 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2016).
There were 82,570,913 shares of common stock outstanding as of February 17, 2017.

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2017 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Cautionary Statement Regarding Forward-Looking Statements
The Company is making this statement pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. We make statements in this Annual Report on Form 10-K (“this Form 10-K” or this “Annual Report”) and in the documents that we incorporate by reference into this Annual Report that are forward-looking. When used in this Annual Report or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “might,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project,” “forecast,” “continue” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. They also include statements regarding:

•	our future growth and profitability;

•	our competitive strengths; and

•	our business strategy and the trends we anticipate in the industries and economies in which we operate.
These forward-looking statements are based on our current expectations. These statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:

•	market conditions, technological developments, regulatory changes or other governmental policy uncertainty that affects us or our customers’ industries;

•
activity in the oil and gas, utility and power generation industries and the impact on our customers’ expenditure levels caused by fluctuations in prices of oil, natural gas, electricity and other energy sources;

•
our ability to manage projects effectively and in accordance with our estimates, as well as our ability to accurately estimate the costs associated with our fixed price and other contracts, including any material changes in estimates for completion of projects;

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

•	the highly competitive nature of our industry;

•	risks associated with operating in or expanding into additional international markets, including governmental policy uncertainty;

•	risks from fluctuations in foreign currencies;

•	the ability of our customers, including our largest customers, to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice under our contracts;

•	our dependence on a limited number of customers;

•	customer disputes related to our performance of services;

•	risks related to our strategic arrangements, including our equity investees;

•	risks related to completed or potential acquisitions;

•	any material changes in estimates for legal costs or case settlements or adverse determinations on any claim, lawsuit or proceeding;

•	disputes with, or failures of, our subcontractors to deliver agreed-upon supplies or services in a timely fashion;

•	our ability to replace non-recurring projects with new projects;

•	the adequacy of our insurance, legal and other reserves and allowances for doubtful accounts;

•	risks from failure to comply with laws applicable to our foreign activities;

•	the outcome of our plans for future operations, growth and services, including business development efforts, backlog, acquisitions and dispositions;

•	our ability to maintain a workforce based upon current and anticipated workloads;

•	our ability to attract and retain qualified personnel, key management and skilled employees, including from acquired businesses, and our ability to enforce any noncompetition agreements;

•
our ability to identify suitable acquisition or strategic investment opportunities, to integrate acquired businesses within expected timeframes and to achieve the revenue, cost savings and earnings levels from such acquisitions at or above the levels projected, including the risk of potential asset impairment charges, including write-downs of goodwill;

•	any exposure resulting from system or information technology interruptions or data security breaches;

•	the impact of U.S. federal, local, state, foreign or tax legislation and other regulations affecting the industries we serve and related projects and expenditures;

•	the effect of state and federal regulatory initiatives, including costs of compliance with existing and future safety and environmental requirements;

•	fluctuations in fuel, maintenance, materials, labor and other costs;

•	the impact of being required to pay our subcontractors even if our customers do not pay us;

•	risks associated with potential environmental issues and other hazards from our operations;

•	the impact of any unionized workforce on our operations, including labor availability, productivity and relations;

•	liabilities associated with multiemployer union pension plans for our operations that employ unionized workers, including underfunding and withdrawal liabilities;

•	restrictions imposed by our credit facility, senior notes and any future loans or securities;

•	our ability to obtain performance and surety bonds;

•	a small number of our existing shareholders have the ability to influence major corporate decisions;

•
risks associated with volatility of our stock price or any dilution or stock price volatility that shareholders may experience in connection with shares we may issue as consideration for earn-out obligations or as purchase price consideration in connection with past or future acquisitions, or as a result of other stock issuances;

•	risks related to the restatement of certain of our fiscal year 2014 interim financial statements; and

•
other factors referenced in this Annual Report, including, without limitation, under Item 1. “Business,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors detailed from time to time in the reports and other filings we make with the SEC.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. These and other risks are detailed in this Form 10-K, in the documents that we incorporate by reference into this Form 10-K and in other documents that we file with the SEC. We do not undertake any obligation to publicly update or revise these forward-looking statements after the date of this Form 10-K to reflect future events or circumstances, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.
PART I

ITEM 1.	BUSINESS
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber, satellite communications and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; conventional and renewable power generation; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for more than 85 years. We offer our services primarily under the MasTec service mark and, as of December 31, 2016, we had approximately 15,400 employees and 510 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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

We have diversified our business and expanded our geographic footprint in recent years, both organically and through acquisition, which has deepened our presence and broadened our service offerings in key markets, including: wireless services; wireline/fiber; customer fulfillment; natural gas and petroleum pipeline infrastructure; power generation, including renewables; and electrical transmission, among others. We seek to grow organically and through acquisition, in order to broaden our geographic presence, and to expand the services we provide within our traditional business areas.
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services.
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, distribution infrastructure for electrical utilities, among others. We perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through our Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of industrial infrastructure. The Other segment includes equity investees, the services of which vary from those provided by our four primary segments, as well as other small business units that perform construction and other services for a variety of international end-markets.
In this Form 10-K, “$” means U.S. dollars unless otherwise indicated. Customer revenue by segment for the years indicated was as follows (in millions):

	For the Years Ended December 31,
Reportable Segment:	2016		2015		2014
Communications	$2,323.6	45%	$1,973.2	47%	$2,041.0	44%
Oil and Gas	2,024.4	39%	1,495.1	36%	1,731.4	38%
Electrical Transmission	383.8	7%	341.5	8%	471.9	10%
Power Generation and Industrial	405.7	8%	381.6	9%	357.0	8%
Other	15.9	—	24.1	—	14.7	—
Eliminations	(18.7)	—	(7.2)	—	(4.2)	—
Consolidated revenue	$5,134.7	100%	$4,208.3	100%	$4,611.8	100%

See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for details pertaining to segment classifications, as well as operating results and financial position by segment and significant customer concentrations.
Industry Trends
Our industry is composed of national, regional and local companies that provide services to customers in a range of industries. We believe the following industry trends affect demand for our services:
Oil and Natural Gas Infrastructure Opportunities
We believe that we are one of the leading pipeline contractors in North America, and have a balanced portfolio of service offerings, including the construction and maintenance of large diameter (“long-haul”) pipeline, midstream pipeline, gathering lines and related compressor and pumping stations and treatment plants. We anticipate that future demand for pipeline infrastructure in North America will provide significant opportunities for pipeline infrastructure construction and that our diverse capabilities and expertise will enable us to continue to be a leading service provider in this market. While the oil and natural gas markets have experienced significant volatility from fluctuations in commodity prices in recent years, we believe that the global economy will continue to depend on oil, natural gas and natural gas liquids, which we believe will generate continued opportunities for pipeline infrastructure in the future.
The level of oil and natural gas pipeline construction activity in North America has grown significantly in recent years as a result of technological advances, which have significantly increased producible North American oil and natural gas reserves. According to the Department of Energy’s (“DOE”) Annual Energy Outlook 2017, increased levels of oil and natural gas production could lead to the U.S. becoming a net exporter of energy by 2026. These technological advances have changed the geographic sources of U.S. production and caused an increase in demand for lower cost oil and natural gas pipeline infrastructure for the long-distance transportation of this production to refining centers, distribution hubs and industrial users throughout the U.S. In addition, according to the DOE Annual Energy Outlook 2017, natural gas has surpassed coal as the predominant fuel source in 2015 and is the leading fuel type for electric power generation, creating expanded opportunities for new pipeline infrastructure throughout North America. We expect that these trends will create a multi-year cycle of demand for pipeline construction projects.
In addition to potential opportunities in the U.S., Mexico has implemented energy regulation reforms to authorize and attract foreign investment in the energy sector in order to expand and revitalize Mexico’s energy industry, with public and private infrastructure investments already underway.

These initiatives call for a significant shift from fuel oils to more environmentally sensitive and cleaner natural gas, including a program for the long-term importation of natural gas from the U.S. to provide for cleaner and more economical electrical power generation and energy usage. MasTec is currently constructing two pipelines to move U.S. sourced natural gas to the Mexico / U.S. border. We believe there will be additional pipeline infrastructure opportunities for the import of U.S. natural gas to Mexico as well as within Mexico.
Communications, Install-to-the-Home and Customer Fulfillment End Market Opportunities
Demand for faster and more reliable wireless and wireline/fiber communications network services has increased significantly due to increased mobile consumer and business usage of data, video and voice transmission, including from video and music download services, high definition television, mobile television streaming, home security, home automation and other advanced data services. As a result of these developments, data usage over wireless and wireline/fiber networks is rapidly increasing, requiring upgraded capacity and performance of communications networks. In its 2017 Global Mobile Data Traffic Forecast Update, Cisco Systems, Inc. predicted that global mobile network connection speeds will increase three-fold, and that mobile data traffic will increase almost seven-fold by 2021, with an expected compound annual growth rate of almost 50%. Wireless carriers have responded to this growing demand with continued expansion of 4th generation (“4G”) wireless service as well as accelerated development and testing of new 5th generation (“5G”) wireless technology. Wireline/fiber carriers have responded to this growing demand by expanding fiber-to-the-home deployment with 1-Gigabit-per-second high-speed internet connectivity. Fiber-to-the-home deployment across North America is expected to significantly expand over the next several years, having experienced record growth over the past three years. We believe that these market dynamics will require major carriers to invest significant capital expenditures for the future deployment of 5G technology, as well as the expansion and upgrade of wireline/fiber networks to 1-Gigabit speeds. We believe that we are well positioned as one of the largest providers of these services to significantly benefit from these opportunities.
In the install-to-the-home and customer fulfillment markets, we believe that growth opportunities will be driven by continued expansion of DIRECTV® subscribers, as well as from customers seeking to expand their service offerings in the areas of customer fulfillment, home security and home automation.
Electrical Power Transmission and Distribution Opportunities
The U.S. electrical transmission and distribution infrastructure requires significant ongoing maintenance, upgrade and expansion to manage power line congestion and avoid delivery failures. Also, regional shifts in population and industry may also create pockets of demand for increased transmission and distribution construction and upgrades. Expected electrical grid expansions in Canada and Mexico may create additional opportunities for contractors that provide electrical transmission and distribution infrastructure services. According to the DOE’s Annual Energy Outlook 2017, approximately 250 gigawatts of new electricity generating capacity is expected to be added through 2050. In 2015, The Brattle Group estimated that during the next decade, approximately $120 to $140 billion in transmission investment will be made by electric utility companies.
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
Renewable Power Generation Opportunities
Governmental policy focused on a clean environment, coupled with clean air and climate change legislation, regulation and agreements, as well as the desire to decrease U.S. dependence on foreign oil imports, have created demand for more domestic, environmentally sensitive electrical power production, such as wind and solar collection farms. Currently, almost 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards or goals. The DOE’s Annual Energy Outlook 2017 projected approximately 70 gigawatts of new wind and solar capacity from 2017 to 2021. In addition, according to the same study, greenhouse gas emission regulations, demand and standards for energy efficiency, renewable tax incentives and the projected continued decline in the cost of renewable resources are expected to continue to incentivize construction of renewable resources throughout North America. We have expertise in wind, solar and industrial plant construction and expect to continue to be a leading player in renewable energy infrastructure projects.
The renewable energy industry is heavily reliant on federal and state tax incentives, which have limited terms.  The Consolidated Appropriations Act of 2016 (“CAA”) extended certain provisions of the Internal Revenue Code, which contains federal tax incentives applicable to the renewable energy industry.  Currently, the tax code provides that the production tax credit for wind projects (the “PTC”) applies to qualifying projects for which the construction commencement date was prior to January 1, 2020. The PTC will be reduced by 20% for 2017, by 40% for 2018, and finally will be reduced by 60% for 2019. Similarly, a phase down rate of the investment tax credit (the “ITC”) in lieu of PTC is available for wind projects: 30% ITC for projects commencing before 2017, 24% for projects commencing in 2017, 18% for projects commencing in 2018 and 12% for projects commencing in 2019. Solar projects, however, will be eligible for an investment tax credit (the “Solar ITC”) only. The Solar ITC is 30% for projects commencing prior to 2020 and is reduced to 26% for projects commencing in 2020 and to 22% for projects commencing in 2021. After 2021, the Solar ITC will permanently remain at 10% for projects that commence prior to 2022, but are placed in service after 2023. Other tax incentives applicable to the renewable energy industry include accelerated tax depreciation provisions, including bonus depreciation, for certain renewable energy generation assets, such as equipment using solar or wind energy or energy from geothermal deposits or biomass. These incentives provide for a five-year depreciable life for qualifying assets rather than the longer depreciable lives of many non-renewable energy assets. In addition to a shorter depreciable life, those assets qualifying for bonus depreciation benefit from significant allowable first-year depreciation.
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
Reputation for Reliable Customer Service and Technical Expertise. We have established a reputation for quality customer service and technical expertise. Our reputation gives us an advantage when competing for new work, both from existing and potential customers. In addition, we have broad capabilities and expertise in a wide variety of service offerings, including wireless, wireline/fiber and customer fulfillment activities, pipeline, electrical utility, power generation and heavy industrial infrastructure.
North American Footprint. Including our predecessor companies, we have been in business for more than 85 years and are one of the largest companies in the infrastructure construction services industry, with approximately 510 locations and 15,400 employees, operating throughout North America, primarily in the United States, as well as in Canada and Mexico. We offer comprehensive end-to-end infrastructure services to our customers and believe that our experience, technical expertise, geographic reach and size are important to our customers.
Ability to Respond Quickly and Effectively. The skills required to serve our end-markets are similar, which allows us to utilize qualified personnel across multiple end-markets and projects. We are able to respond quickly and effectively to industry and technological changes, demand and major weather events by allocating our employees, fleet and other assets as and where they are needed, enabling us to provide cost effective and timely services for our customers.
Experienced Management Team. Our management team plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business, integrating acquired businesses and managing the financial aspects of our operations. Our chief executive officer, chief operating officer and business unit presidents have broad industry experience and a deep understanding of our customers and their requirements. Generally, key management personnel of acquired businesses continue to work for us under employment or services agreements.
Socially Responsible Investing
We are committed to socially responsible investing and corporate practices. We are one of the largest renewables contractors in North America, having constructed a significant percentage of North America’s wind farms. Our renewables business also builds solar power plants. We are also committed to reducing our greenhouse gas emissions. In our largest fleet operation, we have developed sophisticated routing, scheduling and fuel management programs that significantly reduce our consumption of fuel. In addition, as part of our effort to reduce our overall carbon footprint, we have invested in equipment that is equipped with advanced emissions reduction technologies. We also have recycling programs for discarded materials and programs for the proper disposition of hazardous wastes.
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
Strategy
The key elements of our business strategy are as follows:
Focus on Growth Opportunities. We believe that our end-markets offer multiple growth opportunities, and we expect continued spending by key customers in many of the industries we serve. We expect development of oil and natural gas pipeline infrastructure, wireless and wireline/fiber infrastructure, expansion and upgrades of electrical transmission capacity and the distribution grid, development of power generation infrastructure, including renewable energy sources, and heavy industrial projects to be areas of investment and opportunity in the coming years. We intend to use our broad geographic presence, technical expertise, financial and operational resources, customer relationships and full range of services to capitalize on these trends and grow our business.
Operational Excellence. We seek to improve our profit margins and cash flows by focusing on profitable services and projects that have high margin potential. We also strive to identify opportunities for leverage within our business, such as deploying resources across multiple customers and projects in order to enhance our operating effectiveness and utilization rates, while continuing to maintain strong working capital management practices. We continue to pursue actions and programs designed to achieve these goals, such as increasing accountability throughout our organization, effectively managing customer contract bidding procedures, evaluating opportunities to improve our working capital cycle time through contractual provisions and certain financing arrangements, hiring and retaining experienced operating and financial professionals, and expanding and further integrating the use of our financial and other management information systems.
Maintain Conservative Capital Structure. We evaluate our capital structure on an ongoing basis and have expanded our financial resources in recent years. We believe that we have sufficient capital resources to fund our planned operations and had approximately $406 million of borrowing availability under our revolving credit facility as of December 31, 2016. We have aggregate borrowing commitments under our senior secured credit facility of $1.2 billion and $400 million principal amount of 4.875% senior notes due 2023. We may consider opportunities to borrow additional funds, or to refinance, repurchase or retire outstanding debt or repurchase equity in the future as part of our ongoing capital structure evaluation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Financial Condition, Liquidity and Capital Resources - Senior Secured Credit Facility,” for details pertaining to the February 2017 amendment to our senior secured credit facility, which increased our borrowing commitments from $1.2 billion to $1.5 billion.
Leverage Performance and Core Expertise Through Strategic Acquisitions, Arrangements and/or Selected Divestitures. We may pursue selected acquisitions, investments and strategic arrangements that allow us to expand our operations into targeted geographic areas or continue to expand our service offerings in related fields. We have diversified our business and expanded our service offerings and geographic footprint in recent years, both organically and through acquisition. Our strategy includes timely and efficient integration of acquisitions to best fit into our internal control environment and to maximize the potential of acquired businesses. We may also divest certain businesses or assets due to their performance and/or fit within our long-term business strategy.
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
Customers
We have longstanding relationships with many customers, and often provide services under master service and other service agreements, which are generally multi-year agreements. Our master service agreements are typically exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is usually generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice. For the years ended December 31, 2016, 2015 and 2014, 43%, 48% and 49% of our revenue, respectively, was derived from projects performed under master service and other service agreements.
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
We believe that our industry experience, technical expertise and reputation for customer service, as well as the relationships developed between our customers and our senior management and project management teams are important to our being retained by our customers. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We expect to realize approximately 80% of our estimated year end 2016 backlog in 2017. The following table presents 18-month backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	December 31, 2016	September 30, 2016	December 31, 2015
Communications	$2,824	$3,125	$3,138
Oil and Gas	2,223	1,134	2,006
Electrical Transmission	257	269	252
Power Generation and Industrial	109	116	265
Other	6	7	13
Estimated 18-month backlog	$5,419	$4,651	$5,674
Approximately half of our backlog as of both December 31, 2016 and 2015 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work from master service agreements due to changes in our customers’ spending plans, as well as on construction projects, due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
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
We have developed a marketing plan emphasizing the MasTec® registered service mark and trade names of certain acquired companies, as well as an integrated service offering to position ourselves as a provider of a full range of service solutions, providing services including installation as well as sophisticated engineering, design and integration. We believe our longstanding relationships with customers and our reputation for reliability and efficiency facilitate our recurring business. Our marketing efforts are principally carried out by the management of our business units and project groups in coordination with our corporate business development organization. Our management team has many years of industry experience, both at the service provider level, and in some cases, with the customers we serve. Our business unit and project group managers market directly to existing and potential customers for new contracts and also seek our inclusion on lists of vendors invited to submit proposals for service agreements and individual projects. Our executive management supplements these efforts at the national and international level.
Safety and Insurance/Risk Management
We strive to instill and enforce safe work habits in our employees, and we require that our employees participate in training programs relevant to their employment, including all those required by law. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. Our business units have established robust safety programs to monitor and improve compliance with safety procedures and regulations.
Our business involves the use of heavy equipment and exposure to potentially dangerous workplace conditions. While we are committed to operating safely and prudently, we are subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. Our insurance policies are subject to high deductibles and we are self-insured up to the amount of the deductible. We maintain insurance policies for workers’ compensation, general liability and automobile liability that are subject to per claim deductibles. We also maintain excess umbrella coverage and an insurance policy with respect to employee group medical claims. We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to provide surety bonds in certain states. See Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference.

Suppliers, Materials and Working Capital
Under many of our contracts, our customers provide the necessary materials and supplies for projects and we are responsible for the installation of, but not the cost or warranty of those materials. Under certain other projects, we purchase the necessary materials and supplies on behalf of our customers from third-party providers. We are not dependent on any one vendor and have not experienced significant difficulty in obtaining project-related materials or supplies as and when required for the projects we manage.
We utilize independent contractors to assist on projects and to help us manage our work flow. Our independent contractors typically provide their own vehicles, tools and insurance coverage. We are not dependent on any one independent contractor. We need working capital to support seasonal variations in our business, such as the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Working Capital,” which is incorporated by reference.
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
Certain barriers to entry exist in the markets in which we operate, including adequate financial resources, technical expertise, high safety ratings and a proven track record of operational success. Some of our customers employ their own personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, geographic presence, industry reputation, our safety record and customer service. While we believe our customers consider a number of factors when selecting a service provider, they award most of their work through a bid process. Consequently, price is often a principal factor in determining which service provider is selected.
Regulation and Environmental Matters
We are subject to state and federal laws that apply to businesses generally, including laws and regulations related to labor relations, wages, worker safety and environmental protection. While many of our customers operate in regulated industries (for example, utilities regulated by the public service commission or communications companies regulated by the Federal Communications Commission (“FCC”), we are not generally subject to such regulation and oversight.
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
We are also subject to numerous environmental laws, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges into air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations. See Item 1A. “Risk Factors - Our failure to comply with environmental laws could result in significant liabilities.”
We believe we have all material licenses and permits needed to conduct operations and that we are in material compliance with applicable regulatory requirements. However, we could incur significant liabilities if we fail to comply with applicable regulatory requirements.
Financial Information About Geographic Areas
We operate throughout North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference.
Employees
As of December 31, 2016, we had approximately 15,400 employees, approximately 600 of whom were represented by unions or were subject to collective bargaining agreements. See Note 10 - Other Retirement Plans in the notes to the audited consolidated financial statements, which is incorporated by reference.

We hire employees from a number of sources, including our industry, trade schools, colleges and universities. Our primary sources for employees include promotion from within, team member referrals, direct recruiting and print and internet advertising. We attract and retain employees by offering competitive salaries, technical training opportunities, bonus opportunities, stock ownership and a comprehensive benefits package. We believe that our focus on training and career development helps us to attract and retain employees. Our employees participate in ongoing educational programs, many of which are internally developed, to enhance their technical and management skills through classroom and field training. We provide opportunities for promotion and mobility within our organization, which we also believe helps us to retain our employees. We believe we have good employee relations.
Available Information
A copy of this Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the internet at our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to the SEC. Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees and includes additional criteria that are applicable to our Chief Executive Officer and senior financial officers, and the charters for each of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website in the Investors section under the tab “Corporate Governance,” or may be obtained by contacting our Vice President of Investor Relations by phone at (305) 406-1815, or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and senior officers on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information is not part of this report. Our reports filed with the SEC may be accessed at the SEC’s website at www.sec.gov, or alternatively, may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
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
Demand for our pipeline construction services is sensitive to the level of exploration, development, production, transportation, processing and refining activity of, and the corresponding capital spending by, oil and natural gas companies and demand by industrial and utility customers. Prices for oil and natural gas are potentially subject to large fluctuations in response to changes in the supply of, and demand for, oil and natural gas, as well as market uncertainty and a variety of other factors that are beyond our control. An example is the recent volatility experienced in the oil markets, which has had a significant effect on pipeline activities in western Canada. Decreasing prices for oil and natural gas generally depress levels of exploration, development and production activity, which could result in a corresponding decline in demand for, and/or our customers’ ability to finance, pipeline construction services. Factors affecting the level of oil and natural gas infrastructure construction projects include:

•	world-wide levels of supply and demand for, and prices of, oil and natural gas generally, and demand for natural gas in the United States in particular;

•
governmental regulations and policies, including permitting requirements, and governmental policy regarding the exploration, production, development and transportation of oil and natural gas, as well as environmental laws and initiatives to control global warming, or the effects of political or social activism;

•
worldwide political, military and economic conditions; the level of oil production by non-Organization of the Petroleum Exporting Countries (“OPEC”) suppliers and available excess production capacity within OPEC;

•	oil and gas quality and field location, both of which affect price and producer economics;

•	global weather conditions and natural disasters;

•	oil refining capacity, refiner blending shifts and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	the cost of producing and delivering oil and gas; and
•    potential acceleration of development of alternative fuels.
Historically and recently, the markets for oil and gas have been volatile and are likely to continue to be volatile. Spending on exploration and production activities by large oil and gas companies has a significant impact on the demand for pipeline construction services. Furthermore, pipelines have competition from rail and trucking companies that also transport hydrocarbons. In addition, demand for pipeline construction services may be affected by the costs of energy exploration and the construction of energy infrastructure projects. For example, while an increase in oil and gas prices may cause an increase in oil and gas exploration, production and transportation activity, the associated increase in demand for equipment, materials and labor required for such exploration and activity may increase their costs and dampen demand for our services. Furthermore, increased costs for raw materials such as steel and other commodities may make some projects uneconomical, thus reducing demand for our pipeline construction services. Low oil and gas prices might lessen the demand for our services. Additionally, regulatory requirements pertaining to permitting, or any political or social activism related to potential or ongoing project work could result in cancellations or deferrals of projects, which could materially affect demand for our services. A decrease in demand for our pipeline construction services could materially and adversely affect our results of operations, cash flows and liquidity.
Many of the industries we serve are subject to customer consolidation, rapid technological and regulatory changes, and our inability or failure to adjust to our customers’ changing needs could result in decreased demand for our services.
We derive a substantial portion of our revenue from customers in the communications, utilities and power generation industries, which are subject to consolidation, rapid changes in technology and governmental regulation. Consolidation of any of our customers, or groups of our customers, could result in the loss of one or more of these customers, or could affect customer demand for the services we provide. Additionally, changes in technology may reduce demand for the services we provide. The telecommunications industry is characterized by rapid technological change, intense competition and changing consumer demands.
New technologies or upgrades to existing technologies by customers could reduce demand for our services. New technologies could displace existing technologies, such as the wireline/fiber or wireless systems that we install for our customers. Furthermore, improvements in existing technologies could allow communications providers to significantly improve their networks without physically upgrading them. Technological advances may also result in lower costs for sources of energy, which could render existing renewable energy and natural gas projects and technologies uncompetitive or obsolete. Our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve could have a material adverse effect on our results of operations, cash flows and liquidity. Furthermore, our customers in the communications, utilities and power generation industries face stringent regulatory and environmental requirements and permitting processes as they implement plans for their projects, any of which could result in delays, reductions and cancellations of projects, which could materially and adversely affect our results of operations, cash flows and liquidity.
Economic downturns could reduce capital expenditures in the industries we serve, which could result in decreased demand for our services.
The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy and the economies of the countries in which we operate. During economic downturns, our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects. In addition, uncertain or adverse economic conditions that create volatility in the credit and equity markets may reduce the availability of debt or equity financing for our customers, causing them to reduce capital spending. This has resulted, and in the future could result, in cancellations of projects or deferral of projects to a later date. Such cancellations or deferrals could materially and adversely affect our results of operations, cash flows and liquidity. These conditions could also make it difficult to estimate our customers’ demand for our services and add uncertainty to the determination of our backlog.
In addition, our customers are negatively affected by economic downturns that decrease the need for their services or the profitability of their services. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for services could affect our customers and their capital expenditure plans. We continually monitor our customers’ industries and their relative health compared to the economy as a whole because we have previously been negatively impacted by economic downturns. Reductions in new housing starts, for example, have negatively affected our customers who utilize our services to construct their “last mile” of communications infrastructure, and such reductions have also had negative effects on other industries we serve, including electrical utility transmission and grid connection as well as pipeline construction. Additionally, our customers who provide satellite, customer fulfillment and other communications services to consumers could be adversely impacted by an economic downturn if new subscriptions and upgrades for new and existing consumers are not ordered at the rate that our customers anticipate. During an economic downturn, our customers also may not have the ability or desire to continue to fund capital expenditures for infrastructure or may outsource less work. A decrease in related project work, including new subscriptions or upgrades, could negatively impact demand for the services we provide and could materially adversely affect our results of operations, cash flows and liquidity.
Our customers may be adversely affected by market conditions and economic downturns, which could impair their ability to pay for our services.
Slowing conditions in the industries we serve, economic downturns or bankruptcies within these industries, may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis. In the past, we incurred significant losses after a number of customers filed for bankruptcy or experienced financial difficulties following a general economic downturn, in which certain industry factors worsened the effect of the overall economic downturn on those customers. In difficult economic times, some of our clients may find it difficult to pay for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could negatively impact our cash flows and liquidity. If a client fails to pay us on a timely basis or defaults in making payments on a project for which we have devoted significant resources, it could materially and adversely affect our results of operations, cash flows and liquidity.

Our industry is highly competitive, which may reduce our market share and harm our financial performance.
Our industry is highly fragmented, and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing and prospective customers that employ in-house personnel to perform some of the services we provide. There are relatively few barriers to entry into certain of the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become a competitor. Most of our customers’ work is awarded through a bid process. Consequently, price is often the principal factor that determines which service provider is selected, especially on smaller, less complex projects. Smaller competitors sometimes win bids for these projects based on price alone due to their lower costs and financial return requirements. However, our bids for certain projects may not be successful because of a customer’s perception of our relative ability to perform the work as compared to our competitors or a customer’s perception of technological advantages held by our competitors as well as other factors. Our results of operations, cash flows and liquidity could be materially and adversely affected if we are unsuccessful in bidding for projects or renewing our master service agreements, or if our ability to win such projects or agreements requires that we accept lower margins. We also face competition from the in-house service organizations of our existing or prospective customers. As such, we cannot be certain that our existing or prospective customers will continue to outsource services in the future, either at the same rate, or at all.
Risks Related to Our Business
Our failure to properly manage projects, or project delays, may result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.
Certain of our engagements involve large-scale, complex projects that may occur over extended time periods. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from a customer’s failure to timely obtain permits or rights-of-way or to meet other regulatory requirements, weather-related delays, permitting delays, governmental, market, political and other factors, some of which are beyond our control, may result in the cancellation or deferral of project work, which could lead to a decline in revenue from lost project work, or, for project deferrals, could cause us to incur costs for standby pay, and may lead to personnel shortages on other projects scheduled to commence at a later date.
We also may encounter project delays due to local opposition, including political and social activism, which may include injunctive actions as well as public protests to the siting of oil, natural gas, or electric power transmission lines, or for power generation or other facilities, and such delays could adversely affect our project margins. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost or delays in the completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against us, and because of the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, such as pipeline and power generation, damage claims may substantially exceed the amount we can charge for our associated services.
We may not accurately estimate the costs associated with services provided under fixed price contracts, which could impair our financial performance.
We derive a significant portion of our revenue from fixed-price master service and other service agreements. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than what we estimated. In addition to master service and other service agreements, we enter into contracts for specific projects or jobs that may require the installation or construction of an entire infrastructure system or specified units within an infrastructure system, which are priced on a per unit basis. Profitability will be reduced if actual costs to complete each unit exceed our original estimates. If estimated costs to complete the remaining work for the project exceed the expected revenue to be earned, the full amount of any expected loss on the project is recognized in the period the loss is determined. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors affect these costs, such as lower than anticipated productivity, conditions at work sites differing materially from those anticipated at the time we bid on the contract and higher costs of materials and labor. These variations, along with other risks inherent in performing fixed price contracts, may cause actual project revenue and profits to differ from original estimates. As a result, if actual costs exceed our estimates, we could have lower margins than anticipated, or losses, which could reduce our profitability, cash flows and liquidity.
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
Our business may be affected by difficult work sites and environments, which could cause delays and/or increase our costs and reduce profitability.

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
We recognize revenue from installation/construction fixed price contracts, as well as for certain projects pursuant to master and other service agreements using the percentage-of-completion method; therefore, variations of actual results from our assumptions may reduce our profitability.
We recognize revenue from fixed price contracts, as well as for certain projects pursuant to master and other service agreements, using the percentage-of-completion method, under which the percentage of revenue to be recognized in a given period is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The percentage-of-completion method, therefore, relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised on an ongoing basis as the work progresses. Adjustments arising from changes in the estimates of contracts revenue or costs are reflected in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions, judgment and experience, but are subject to the risks inherent in estimates, including unanticipated delays or technical complications. Variances in actual results from related estimates on a large project, or on several smaller projects, could be material. The full amount of an estimated loss on a contract is recognized in the period that our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which could negatively impact our liquidity and results of operations.
We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers, or a reduction in their demand for our services, could impair our financial performance.
Our business is concentrated among relatively few customers, and a significant proportion of our services are provided on a non-recurring, project by project basis. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers elected to perform the work that we provide with in-house service teams. In addition, our results of operations, cash flows and liquidity could be negatively affected if our customers reduce the amount of business they provide to us, or if we complete the required work on non-recurring projects and cannot replace them with similar projects. Many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies, Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies, in the notes to the audited consolidated financial statements, which are incorporated by reference, for customer and project concentration information.
Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and therefore is an uncertain indicator of future operating results.
Our backlog consists of the estimated amount of services to be completed from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. A significant portion of our 18-month backlog is attributable to master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed on fixed price agreements. Backlog amounts are determined based on estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and from communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work from master service agreements due to changes in our customers’ spending plans, as well as on construction projects, due to market volatility, regulatory and other factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.
We maintain a workforce based upon current and anticipated workloads. We could incur significant costs and reduced profitability from underutilization of our workforce if we do not receive future contract awards, if these awards are delayed, or if there is a significant reduction in the level of work we provide under master service agreements.
Our estimates of future performance and results of operations depend on, among other factors, whether and when we receive new contract awards, which affect the extent to which we are able to utilize our workforce. The rate at which we utilize our workforce is affected by a variety of factors, including our ability to manage attrition, our ability to forecast our need for services, which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects or between internal business groups, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size to our contract needs. If an expected contract award is delayed or not received, we could incur costs resulting from reductions in staff or redundancy of facilities, which could reduce our profitability and cash flows.

Many of our contracts do not obligate our customers to undertake any infrastructure projects or other work with us. Additionally, most of our contracts may be canceled on short or no advance notice, which could reduce our revenue, and certain of our contracts with customers are subject to their ability to secure financing or other conditions and therefore, may not result in revenue or profits.
We derive a significant portion of our revenue from multi-year master service and other service agreements, under which we contract to provide customers with individual project services through work orders within defined geographic areas on a fixed fee basis. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. This makes it difficult to estimate our customers’ demand for our services. A significant decline in the projects customers assign us under these service agreements could negatively affect our results of operations, cash flows and liquidity. In addition, most of our contracts are cancelable on short or no advance notice, ranging from immediate cancellation to cancellation upon 180 days notice, even if we are not in default under the contract. Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on existing contracts that are re-bid. For our services that are provided on a non-recurring, project-by-project basis, we could experience a reduction in revenue, profitability and liquidity if our customers cancel a significant number of contracts, or if we fail to win a significant number of existing contracts upon re-bid, or if we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects. Additionally, from time to time, we enter into contracts that contain financing or other conditions that must be satisfied before we may begin work. Certain of these contracts may not result in revenue or profits if our customers are unable to obtain financing or to satisfy other conditions associated with such projects.
In the ordinary course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.
From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages and civil penalties or other losses, liquidated damages, consequential damages, or injunctive or declaratory relief. We may also be subject to litigation involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties.
Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to developments. See Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference. We could experience a reduction in our profitability and liquidity if our legal reserves are inadequate, our insurance coverage proves to be inadequate or becomes unavailable, or our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits or proceedings, and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business, and cause us to incur significant expenses, any of which could have a material adverse effect on our business, results of operations or financial condition.
We may choose, or be required, to pay our subcontractors even if our customers do not pay, or delay paying us for the related services.
We use subcontractors to perform portions of our services. In some cases, we pay our subcontractors before our customers pay us for the related services. We could experience a material decrease in profitability and liquidity if we choose, or are required, to pay our subcontractors for work performed for customers that fail to pay, or delay paying us, for the related work.
Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our results of operations, cash flows and liquidity.
We depend on subcontractors to perform work on some of our projects. There is a risk that we may have disputes with subcontractors arising from, among other things, the quality and timeliness of the work they perform, customer concerns about our subcontractors, or our failure to extend existing work orders or issue new work orders under a subcontracting arrangement. If any of our subcontractors fail to deliver the agreed-upon supplies and/or perform the agreed-upon services on a timely basis, then our ability to fulfill our obligations as a prime contractor may be jeopardized. In addition, the absence of qualified subcontractors with whom we have satisfactory relationships could adversely affect our ability to perform under some of our contracts or the quality of the services we provide. Any of these factors could have a material adverse effect on our results of operations, cash flows and liquidity.
We also rely on suppliers to obtain the necessary materials for certain projects, and on equipment manufacturers and lessors to provide us with the equipment we require to conduct our operations. Although we are not dependent on any single supplier or equipment manufacturer or lessor, any substantial limitation on the availability of required suppliers or equipment could negatively affect our operations. Market and economic conditions could contribute to a lack of available suppliers or equipment. If we cannot acquire sufficient materials or equipment, it could materially and adversely affect our results of operations, cash flows and liquidity.
Our participation in strategic arrangements, including equity investees, exposes us to numerous risks.
We have certain strategic arrangements, including equity investments. The purpose of these strategic arrangements is typically to combine our skills and resources with those of others to allow for the performance of particular projects. We do not control the day-to-day operations of these businesses. Success on such strategic arrangements depends, in large part, on whether our partners satisfy their contractual and performance obligations. In certain of these strategic arrangements, we and our partners are jointly and severally liable for liabilities and obligations of the entity or venture. If one of our partners fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer(s) may terminate the project(s), which could result in legal liability to us, harm our reputation and could materially adversely affect our results of operations, cash flows and liquidity. In addition, we have incurred, and in the future could continue to incur, losses from our equity investments. We also have, and in the future could be subject to, a write-down of a portion or all of the net investment related to such arrangements. See Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference.
Our operations in existing international markets, or expanding into additional international markets, may not be successful and could expose us to risks, including the failure to comply with the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws, which could harm our business and prospects.
We derive a portion of our revenue from international markets, and we may further expand the volume of international services we provide, as well as the foreign geographic territories in which we operate. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for foreign revenue information. Our international operations are presently conducted primarily in Canada and Mexico, but we have performed work in various other foreign countries, and revenue derived from, or the number of countries in which we operate, could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts, or volatility in the global markets may adversely affect our international customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.
The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws. Further, we require our subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. There is no assurance that the policies and procedures we have in place to ensure that our employees and our agents comply with the FCPA and other anti-bribery laws will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could incur severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management.
We are subject to foreign exchange and currency risks that could adversely affect our operations, and our ability to reinvest earnings from operations, as well as to mitigate our foreign exchange risk through hedging transactions, may be limited.
We generally attempt to denominate our contracts in U.S. dollars or in the currencies of our costs. In the past, however, we have entered, and in the future, we may enter, into new contracts in foreign locations that are denominated in currencies other than U.S. dollars, subjecting us to currency risk exposure, particularly when the contract revenue is denominated in a currency different from the contract costs. Certain portions of our consolidated revenue and operating expenses are in foreign currencies. As a result, we are subject to foreign currency risks, including risks resulting from changes in foreign exchange rates and limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.
If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.
Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. At times of low unemployment rates in the areas we serve, it can be difficult for us to find qualified and affordable personnel. We may be unable to hire and retain a sufficiently skilled labor force necessary to support our operating requirements and growth strategy. Our labor and training expenses may increase as a result of a shortage in the supply of skilled personnel. We may not be able to pass these expenses on to our customers, which could adversely affect our profitability. Additionally, our business is managed by a number of key executive and operational officers and is dependent upon retaining and recruiting qualified management. Labor shortages, increased labor or training costs, or the loss of key personnel could materially adversely affect our results of operations, cash flows and liquidity.
The renewable energy industry is heavily reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our services.
Because the unsubsidized cost of electric power from renewable resources such as wind and solar often exceeds that of fossil fuel and nuclear generating facilities, the renewable energy industry is heavily reliant on tax incentives. These tax incentives effectively reduce the market price at which renewable energy can be sold, which spurs investment in renewable energy facilities. These tax incentives, however, have a finite duration. The finite duration of these tax incentives creates uncertainty for developers of renewable energy facilities and may adversely affect investment in them and, accordingly, demand for our services. As a result, we cannot predict the impact that tax incentive legislation and/or the expiration or extension of these incentives, including production tax credits, investment tax credits, or accelerated or bonus depreciation provisions, will have on the demand for our services. Whether the investment tax credit will be effective in the future for renewable energy projects is uncertain, as are any future efforts to extend or renew the existing production tax and investment tax credits. Furthermore, the provisions regarding any extension or renewal may not be as favorable as those that currently exist. We cannot assure you that any extension or renewal of the existing production tax and/or the investment tax credits would be enacted prior to their expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. We also cannot assure you that the tax laws providing for accelerated and bonus depreciation with respect to renewable energy generation assets will not be modified, amended or repealed in the future. If the investment tax credit is not effective or if the federal production tax credit is not extended or renewed, or is extended or renewed at a lower rate, these generating facilities may be less profitable to build and operate and the ability of our customers to obtain financing for these projects may be impaired or eliminated. As a result, our revenue and results of operations could be materially adversely affected.
Changes to renewable portfolio standards could, and decreased demand for renewable energy projects would, negatively impact our results of operations, cash flows and liquidity.
A portion of our business provides construction and/or installation services to owners and operators of wind power, solar power and other renewable energy facilities. The development of wind, solar and other renewable energy facilities is highly dependent upon federal tax credits, the existence of renewable portfolio standards and other tax or state incentives. Renewable portfolio standards are state specific statutory provisions requiring that electric utilities generate a certain amount of electricity from renewable energy sources or devote a certain portion of operational/development capacity to renewable energy sources. Additionally, certified renewable energy generators earn certificates for every megawatt hour of electricity they produce and can sell these along with their electricity to their customers. In the past, these standards have spurred growth in the renewable energy industry and demand for renewable energy infrastructure construction services. However, revenue from renewable energy projects in the past have been, and in the future are expected to continue to be, highly volatile. Renewable portfolio standards or goals have been adopted in many states. Elimination of, or changes to, existing renewable portfolio standards or similar environmental policies could negatively affect demand for our services. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless connection to the grid to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available, particularly during periods of tight credit markets. These factors could result in fewer renewable energy projects than anticipated or a delay in the timing of construction of these projects and the related infrastructure, which would negatively affect demand for our services.
Acquisitions involve risks that could negatively affect our operating results, cash flows and liquidity.
We have made, and in the future may continue to make, strategic acquisitions and investments. However, we may not be able to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required consent of our lenders and therefore may not be able to complete such acquisitions or strategic investments. We may pay for acquisitions or strategic investments with our common stock or with debt instruments including convertible debt securities, which could dilute the ownership interests of our common shareholders, or we may decide to pursue acquisitions with which our investors may not agree. In connection with most of our acquisitions, we have agreed to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for an acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations, financial reporting and accounting control systems into our business;

•	the expense of integrating acquired businesses;

•	increased indebtedness and contingent earn-out obligations;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s attention; and

•	the ability to retain or hire qualified personnel required for expanded operations.
In addition, acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnification granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with businesses or properties we assume upon consummation of an acquisition. We may learn additional information about our acquired businesses that could materially adversely affect us, such as unknown or contingent liabilities, unprofitable projects and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect our results of operations, cash flows and liquidity. Borrowings or issuances of debt associated with these acquisitions could also result in higher levels of indebtedness which could affect our ability to service our debt within the scheduled repayment terms.
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
While we have invested, and will continue to invest, substantial resources in occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability. Although we have taken what we believe to be appropriate precautions, we have had employee injuries and fatalities in the past, and may suffer additional injuries or fatalities in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations. We have, from time to time, received notice from the DOT that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we were not able to successfully resolve such issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.
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
Additionally, various federal, state, local, or foreign legislative and regulatory initiatives have been undertaken, which could result in additional requirements or restrictions being imposed on drilling and completion operations. These regulations, and any future restrictions which might be adopted, could lead to operational delays, increased operating costs for our customers in the oil and gas industry that could result in reduced capital spending and/or delays or cancellations of future oil and gas infrastructure projects, which could materially and adversely affect our results of operations, cash flows and liquidity.
Our failure to comply with environmental laws could result in significant liabilities or harm our reputation.
Some of the work we perform is in underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and discharge of pollutants. In such a case, we could incur significant costs, including clean-up costs, and we may be liable for fines and damages. We own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. Additionally, we sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture releasing subsurface materials. These releases may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines. In addition, new environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could have a material adverse effect on our results of operations, cash flows and liquidity.
In addition, certain regulatory actions and proposals addressing greenhouse gas emissions, some of which are under legal challenge, could result in potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. Any of these actions could result in increased costs associated with our operations and affect the prices we charge our customers. For example, if new regulations are adopted regulating greenhouse gas emissions from sources such as cars and trucks, we could experience a significant increase in environmental compliance costs in light of our large fleet and amount of construction machinery owned. In addition, if our operations are perceived to result in high greenhouse gas emissions, our reputation could suffer.
Our operations may affect the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities.
Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, polychlorinated biphenyls (“PCBs”), fuel storage and air quality. Certain of our current and historical construction operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. Additionally, some of our contracts require that we assume the environmental risk of site conditions and require that we indemnify our customers for any damages, including environmental damages, incurred in connection with our projects. We may be subject to claims under various environmental laws and regulations, federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean-up of soil, surface water, groundwater, and other media under laws such as the Comprehensive Environmental Response,

Compensation and Liability Act (“CERCLA”). Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us, and contaminated sites that have always been owned or operated by third parties. Liability may be imposed without regard to fault and may be strict and joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and we may be unable to obtain reimbursement from the parties that caused the contamination.
Our inability to enforce non-competition agreements with former principals and key management of the businesses we acquire may adversely affect our operating results, cash flows and liquidity.
In connection with our acquisitions, we generally require that key management and former principals of the businesses we acquire enter into non-competition agreements in our favor. Enforceability of these non-competition agreements varies from state to state, and state courts will generally examine all of the facts and circumstances at the time a party seeks to enforce a non-competition agreement; consequently, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement. If one or more former principals or members of key management of the businesses we acquire terminate their employment with us and the courts refuse to enforce the non-competition agreement entered into by such person or persons, we might be subject to increased competition, which could materially and adversely affect our operating results, cash flows and liquidity.
Our business is subject to physical hazards that could result in substantial liabilities and weaken our financial condition.
Construction projects undertaken by us expose our employees to electrical lines, pipelines carrying potentially explosive or toxic materials, heavy equipment, mechanical failures, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These hazards can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services. In addition, if serious accidents or fatalities occur, or if our safety records were to deteriorate, we may be restricted from bidding on certain work and obtaining new contracts and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in our business could result in significant liabilities, employee turnover, increase the costs of our projects, or harm our ability to perform under our contracts or enter into new customer contracts, all of which could materially adversely affect our revenue, profitability and liquidity.
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
We have significant amounts of long-lived assets, goodwill and intangible assets. When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including anticipated future liabilities, over the fair value of the acquired net assets of that business. We periodically review the carrying values of goodwill and intangible assets to determine whether such carrying values exceed their fair market values. Declines in the profitability of individual reporting units, due to economic or market conditions or otherwise, as well as adverse changes in financial, competitive and other conditions, or other adverse changes in the key valuation assumptions contributing to the fair value of our reporting units could adversely affect the values of the related reporting units, resulting in an impairment of the recorded balances of goodwill or intangible assets, such as the 2015 impairment charge for a reporting unit in our Oil and Gas segment. For additional details, see Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference. Changes in economic and capital market conditions, as well as the operating performance of our reporting units, could result in future impairment charges, which could adversely affect our financial condition and operating results.
We have incurred restructuring charges, and in the future may incur additional restructuring charges, which could reduce our profitability.
From time to time, we review our operations in an effort to improve profitability. In the past, we have, and in the future we could incur, charges as a result of eliminating service offerings that no longer fit into our business plan, charges associated with the integration of acquired businesses, reducing or eliminating services or operations that do not produce adequate revenue or margins, or reducing costs of reporting units that need margin improvements. Any charges related to restructuring or impairment would be reflected as operating expenses and could materially reduce our profitability and liquidity.
We rely on information, communications and data systems in our operations. Systems and information technology interruptions and/or breaches in our data security could adversely affect our ability to operate and our operating results.
We are heavily reliant on computer, information and communications technology and related systems in order to operate. From time to time, we experience system interruptions and delays. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to add software and hardware, effectively maintain and upgrade our systems and network infrastructure and/or take other steps to improve the efficiency of and protect our systems. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, computer viruses, acts of war or terrorism, physical or electronic break-ins and similar events or disruptions, including breaches by computer hackers and cyber-terrorists. Any of these or other events could cause system interruption, delays and/or loss of critical data including private data, could delay or prevent operations, including the processing of transactions and reporting of financial results, loss of data, processing inefficiency, downtime, or could result in the unintentional disclosure of customer or our information and could adversely affect our operating results. Similar risks may affect our customers and vendors, indirectly affecting us. While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect our financial condition and operating results.
Certain of our businesses have employees who are represented by unions or are subject to collective bargaining agreements. The use of a unionized workforce and any related obligations could adversely affect our operations.
Certain of our employees are represented by labor unions and collective bargaining agreements. Although all such collective bargaining agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur despite the terms of these agreements. Strikes or work stoppages could adversely affect our relationships with our customers and cause us to lose business. Additionally, as current agreements expire, the labor unions may not be able to negotiate extensions or replacements on terms favorable to their members, or at all, or avoid strikes, lockouts or other labor actions from time to time that may affect their members. Therefore, it cannot be assured that new agreements will be reached with employee labor unions as existing contracts expire, or on desirable terms. Any action against us relating to the union workforce we employ could have a material adverse effect on our liquidity, cash flows and results of operations.
Our participation in multiemployer pension plans may subject us to liabilities that could materially and adversely affect our liquidity, cash flows and results of operations.
Substantially all of our union and collective bargaining agreements require us to participate with other companies in multiemployer pension plans. To the extent that U.S.-registered plans are underfunded defined benefit plans, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multiemployer pension plans, subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law pertaining to employers that are contributors to U.S.-registered multiemployer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of contributing employers from, an underfunded multiemployer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multiemployer plan’s unfunded vested liabilities. These liabilities include an allocable share of the unfunded vested benefits of the plan for all plan participants, not only for benefits payable to participants of the contributing employer. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if the other participating employers cease to contribute to, or withdraw from, the plan. The allocable portion of liability to participating employers could be more disproportionate if employers that have withdrawn from the plan are insolvent, or if they otherwise fail to pay their proportionate share of the withdrawal liability. We currently contribute, and in the past have contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. Other than the Company’s 2011 withdrawal from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), as discussed below, and certain other underfunded plans, also discussed below, we do not have plans to withdraw from, and, other than Central States, are not aware of related liabilities associated with these plans. However, there can be no assurance that we will not be assessed liabilities in the future. The Pension Protection Act of 2006 (the “PPA”)requires that underfunded pension plans improve their funding ratios within prescribed intervals based on their level of underfunding, under which benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (the “IRS”) may impose on the employers contributing to such a plan a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency.
Based upon the information available to us from plan administrators as of December 31, 2016, several of the multiemployer pension plans in which we participate are underfunded and, as a result, we could be required to increase our contributions, including in the form of a surcharge on future benefit contributions. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
In November 2014, we, along with other members of the Pipe Line Contractors Association (the “PLCA”), voluntarily terminated our participation in several defined benefit multiemployer pension plans. No withdrawal liability was assessed as of the date we terminated our participation in such plans. Although we do not believe we have any material liability associated with our termination of participation, there can be no assurance that these plans, which were in “critical status” as of the date we terminated our participation, will not assess penalties in the future. Additionally, in November 2011, we, along with other members of the PLCA, voluntarily withdrew from Central States, for which a withdrawal liability was established as of the date of withdrawal. In the first quarter of 2016, we paid the balance of the recorded withdrawal liability. We are in arbitration to determine if there is any remaining liability owed on this withdrawal liability, or whether the amount can be further reduced based on arguments available to us. Although we do not expect this amount, whether an increase or a decrease, if any, to be material, there can be no assurance as to the final determination. Withdrawal liabilities, requirements to pay increased contributions, and/or excise taxes in connection with any of the multiemployer pension plans in which we participate could negatively impact our cash flows, liquidity and results of operations.
Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.
In preparing our consolidated financial statements in conformity with U.S. GAAP, management makes a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Key estimates include: the recognition of revenue and project profit or loss, which we define as project revenue less project costs of revenue, including project-related depreciation, in particular, on long-term construction contracts or other projects accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, investments in equity investees; asset lives used in computing depreciation and amortization; accrued self-insured claims; share-based compensation; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference.
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
Our credit facility and senior notes impose restrictions on us that may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.
The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:

•	buying back shares or paying dividends in excess of specified amounts;

•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	creating certain liens against our assets;

•	prepaying subordinated indebtedness;

•	engaging in certain mergers or combinations;

•	failing to satisfy certain financial tests; and

•	engaging in transactions that would result in a “change of control” (as defined in the credit facility and the indenture governing our senior notes).
Our senior secured credit facility requires that we comply with a consolidated leverage ratio and a consolidated interest coverage ratio. Should we be unable to comply with the terms and covenants of our credit facility, we would be required to obtain consents from our bank group, further modify our credit facility or secure another source of financing to continue to operate our business, none of which may be available to us on reasonable terms or at all. A default could also result in the acceleration of our obligations under the credit facility or under the indentures relating to our senior notes. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and to the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may materially decrease our profitability, cash flows and liquidity.

We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds may reduce our availability under our credit facility.
Some of our contracts require performance and payment bonds. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds, which would reduce availability under our credit facility. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that require bonding.
We may be subject to risks related to the restatement of certain of our 2014 interim financial statements.
As previously disclosed, the Audit Committee of our Board of Directors, with the assistance of independent counsel and accounting advisors, undertook and concluded an independent investigation during 2015 of certain of our accounting practices related to percentage-of-completion accounting. As a result of the investigation, we concluded that certain accounting restatements were appropriate with respect to interim periods during our fiscal year ended December 31, 2014, as reflected in our 2014 Form 10-K. We and certain of our executive officers were defendants in a federal securities class action lawsuit related to these restatements, which lawsuit we believe was without merit. Although a motion to dismiss without prejudice was granted in September 2016, the plaintiffs retain the opportunity to file a second amended complaint. See Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference.
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
The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Because of the breadth and complexity of existing laws, as well as other health care reform legislation under consideration by Congress and state legislatures, we cannot predict with certainty the future effect of these laws on us. A continued increase in health care costs or additional costs incurred as a result of current or future health care reform laws imposed by Congress or state legislatures could have a negative effect on our results of operations, cash flows or liquidity.
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
We grow our business organically as well as through acquisition. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of equity securities. In connection with certain acquisitions, we have the option to issue shares of our common stock instead of paying cash for the related earn-out obligations. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145,000,000 shares of common stock, of which 82,540,767 shares were outstanding as of December 31, 2016.
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
We have a significant amount of debt and substantial debt service requirements. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Financial Condition, Liquidity and Capital Resources - Senior Secured Credit Facility,” for details pertaining to the February 2017 amendment to our Credit Facility, which among other items, increased our borrowing commitments.
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
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit facility, in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities may be on terms that are unfavorable or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations.
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

Jorge Mas, our Chairman, and José R. Mas, our Chief Executive Officer, beneficially owned approximately 20% of the outstanding shares of our common stock as of December 31, 2016. Accordingly, they are in a position to influence:

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
Our corporate headquarters, located in Coral Gables, Florida, is a leased facility approximating 38,000 square feet. As of December 31, 2016, our operations were conducted from approximately 510 locations, primarily within the United States and Canada, and, to a lesser extent, in Mexico and other international markets. None of these facilities is material to our operations because most of our services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where we currently conduct business. We also own property and equipment that had a net book value of approximately $549 million as of December 31, 2016. This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, forklifts, backhoes, sidebooms, bulldozers, excavators, trenchers, graders, loaders, scrapers, drilling machines, directional boring machines, digger derricks, pile drivers, cranes, computers, computer software, office and building equipment, including furniture and fixtures and other equipment. Substantially all of our equipment is acquired from third-party vendors, upon none of which we depend, and we did not experience any difficulties in obtaining desired equipment in 2016.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 14 – Commitments and Contingencies in the notes to the audited consolidated financial statements in Item 8 of this Form 10-K is incorporated by reference.

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

	For the Years Ended December 31,
	2016		2015
	High	Low	High	Low
First Quarter	$20.85	$12.44	$22.79	$16.00
Second Quarter	$24.67	$19.13	$21.52	$15.34
Third Quarter	$31.15	$22.03	$20.91	$14.48
Fourth Quarter	$40.90	$27.10	$21.10	$15.42
Holders. As of February 17, 2017, there were 1,538 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
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
Issuer Purchases of Equity Securities. During the first quarter of 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock under a share repurchase program, under which no shares were repurchased during the year ended December 31, 2016. See Note 11 - Equity in the notes to the audited consolidated financial statements, which is incorporated by reference.
The following table provides information about repurchases of our common stock during the three month period ended December 31, 2016:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
October 1 through October 31	—		$—	—	$100,000,000
November 1 through November 30	488	(a)	$37.90	—	$100,000,000
December 1 through December 31	—		$—	—	$100,000,000
Total	488			—

(a)	Reflects shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs.

(b)	No shares were purchased for the three months ended December 31, 2016 under the Company’s publicly announced $100 million 2016 share repurchase program.

Performance Graph
The performance graph below compares the cumulative five year total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (“S&P 500”), and with that of our peer group, which is composed of Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Willbros Group and Jacobs Engineering Group Inc. The graph assumes that the value of the investment in our common stock, as well as that of the S&P 500 and our peer group, was $100 on December 31, 2011 and tracks it through December 31, 2016. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index, and a Peer Group
*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2017 Standard & Poor’s, a division of S&P Global. All rights reserved.

As of December 31,	2011	2012	2013	2014	2015	2016
MasTec, Inc.	$100	$143.52	$188.37	$130.17	$100.06	$220.21
S&P 500	$100	$116.00	$153.58	$174.60	$177.01	$198.18
Peer Group	$100	$114.19	$150.39	$124.24	$113.35	$164.76

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read together with our audited consolidated financial statements and notes thereto, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our consolidated results of operations are not necessarily comparable from year to year due to the impact of acquisitions.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share amounts)
Statement of Operations Data (a)
Revenue	$5,134.7	$4,208.3	$4,611.8	$4,324.8	$3,726.8
Costs of revenue, excluding depreciation and amortization	$4,442.1	$3,721.3	$3,978.0	$3,682.4	$3,239.2
Net income (loss) from continuing operations	$134.0	$(79.7)	$122.0	$147.7	$116.6
Net income (loss) attributable to MasTec, Inc.	$131.3	$(79.1)	$115.9	$140.9	$107.4
Earnings (loss) per share from continuing operations:
Basic	$1.63	$(0.98)	$1.53	$1.92	$1.49
Diluted	$1.61	$(0.98)	$1.42	$1.74	$1.42

(a)
See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for details of certain items included in our consolidated financial results.

	As of December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data (a)
Working capital	$562.5	$377.2	$548.3	$474.7	$331.8
Property and equipment, net	$549.1	$558.7	$623.1	$488.1	$348.9
Total assets	$3,183.1	$2,927.3	$3,550.8	$2,909.3	$2,406.4
Total debt	$1,026.0	$1,010.3	$1,121.6	$802.8	$589.0
Total equity	$1,103.6	$943.4	$1,148.1	$1,021.1	$861.9

(a)
See Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference, for details regarding the reclassification of debt issuance costs pursuant to a recently adopted accounting pronouncement. As a result, debt issuance costs were reclassified from total assets to total debt for all periods presented.

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
Economic, Industry and Market Factors
We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to rationalization of our customers’ capital and maintenance budgets in certain end-markets. Fluctuations in market prices for oil, gas and other fuel sources can affect demand for our services, in particular, on pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industry, can result, and in the past, have resulted in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market, regulatory and industry factors, such as (i) changes to our customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve; (iii) access to capital for customers in the industries we serve; (iv) new or changing regulatory requirements or other governmental policy uncertainty; (v) economic, market or political developments; and (vi) changes in technology, tax and other incentives could also affect demand for our services. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
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
Costs of Revenue, Excluding Depreciation and Amortization
Costs of revenue, excluding depreciation and amortization, consists principally of salaries, employee incentives and benefits, subcontracted services, equipment rentals and repairs, fuel and other equipment expenses, material costs, parts and supplies, insurance and facilities expenses. Project profit is calculated by subtracting a project’s costs of revenue, including project-related depreciation, from project revenue. Project profitability and corresponding project margins will be reduced if actual costs to complete a project exceed our estimates on fixed price and installation/construction service agreements. Estimated losses on contracts are recognized immediately when estimated costs to complete a project exceed the remaining revenue to be received over the remainder of the contract. Factors impacting our costs of revenue, excluding depreciation and amortization, include:
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
Performance Risk. Overall project margins may fluctuate due to work volume, project pricing and job productivity. Job productivity can be impacted by quality of the work crew and equipment, availability of skilled labor, environmental or regulatory factors, customer decisions and crew productivity. Crew productivity can be influenced by weather conditions and job terrain, such as whether project work is in a right of way that is open or one that is obstructed (either by physical obstructions or legal encumbrances).
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
General and Administrative Expense
General and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits and risk management, legal, facilities, information services and executive personnel. General and administrative expenses also include non-cash stock-based compensation expenses, certain restructuring costs, outside professional and accounting fees, including, in 2015, Audit Committee independent investigation related costs, acquisition costs, including those related to acquisition integration, expenses associated with information technology used in administration of the business and various forms of insurance.
Interest Expense, Net
Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs and other interest expense, including interest expense related to financing arrangements. Gross interest expense is offset, in part, by interest earned on cash and fixed income investments.
Other Income, Net
Other income, net, consists primarily of gains or losses from sales of assets and investments, restructuring charges related to losses on disposal of excess fixed assets, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals and certain purchase accounting adjustments.
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

•
earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations and Adjusted EBITDA from continuing operations, which we define as EBITDA excluding: (i) non-cash stock-based compensation expense; (ii) restructuring charges; (iii) losses on a proportionately consolidated non-controlled Canadian joint venture; (iv) goodwill and intangible asset impairment; (v) acquisition integration costs; (vi) Audit Committee investigation related costs; (vii) court-mandated mediation settlement charges; and (viii) gains or losses on equity investee interest rate swaps. See discussion of non-U.S. GAAP financial measures following the “Comparison of Fiscal Year Results” below;

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
We believe that our accounting estimates pertaining to: revenue and cost recognition for percentage-of-completion projects, including project profit or loss, which we define as project revenue less project costs of revenue, including project-related depreciation; allowances for doubtful accounts; fair value estimates, including those related to business acquisitions, valuations of goodwill and indefinite-lived intangible assets; estimated liabilities for future earn-out obligations; income taxes; self-insurance liabilities; and litigation and other contingencies are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management.
Revenue Recognition for Percentage-of-Completion Projects
Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, our profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect our results of operations in the period in which such changes are recognized. Project profit was affected by less than 5% for the year ended December 31, 2016 as a result of changes in contract estimates included in projects that were in process as of December 31, 2015. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The substantial majority of fixed price contracts are completed within one year.
We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. We treat project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or we defer the cost and/or recognize revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2016 we had approximately $17 million of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings or billed accounts receivable, as appropriate, represent management’s best estimate of contract revenue that has been or will be earned and that we believe is probable of collection. As of December 31, 2016 these change orders were primarily related to contracts in the

Oil and Gas segment. We actively engage in substantive meetings with these customers to complete the final approval process, and generally expect these processes to be completed within one year. The amounts ultimately realized upon final acceptance by our customers could be higher or lower than such estimated amounts.
Allowance for Doubtful Accounts
We regularly analyze the collectibility of trade accounts receivable and the adequacy of our allowance for doubtful accounts taking into consideration the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and the current economic environment. Estimates of collectibility are subject to significant change during times of economic weakness or uncertainty in either the overall economy or within the industries served by us. If estimates of the collectibility of accounts receivable change, or should customers experience unanticipated financial difficulties, or if anticipated recoveries in existing bankruptcies or other work-out situations fail to materialize, additional allowances may be required, which could materially affect our results of operations in a given period. As of December 31, 2016, other than matters subject to litigation as discussed in Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference, we did not have material amounts receivable that we believed were subject to significant uncertainty of collection or from customers experiencing financial difficulty.
Valuation of Net Assets Acquired and Estimated Future Earn-Out Obligations in Business Combinations
The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and related identifiable tangible and intangible assets. Fair values are calculated using expected cash flows and industry-standard valuation techniques. Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize the determination of the fair value of net assets acquired. During the measurement period, preliminary estimates of the fair values of net assets acquired may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or for purchase price adjustments, based on the final net assets and net working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or adjust the fair values of, acquired assets and assumed liabilities. There were no measurement period adjustments during the year ended December 31, 2016. Adjustments to the fair value of net assets acquired resulting from circumstances that developed after the date of acquisitions are reflected as income or expense, as appropriate, in the period during which the adjustment is considered probable. See Note 4 - Fair Value of Financial Instruments for details of other fair value measurement adjustments pertaining to our acquired businesses. Significant changes in the assumptions or estimates used in the underlying valuations, such as changes in the expected profitability or cash flows of an acquired business could materially affect our operating results in the period such changes are recognized.
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
Following is a summary of goodwill and indefinite-lived intangible assets by segment as of December 31, 2016:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total
Goodwill (in millions)	$420.7	$307.7	$149.9	$117.6	$995.9
Percentage of total	42.2%	30.9%	15.1%	11.8%	100.0%
Indefinite-lived intangible assets (in millions)	$—	$43.3	$31.3	$34.5	$109.1
Percentage of total	—%	39.7%	28.7%	31.6%	100.0%
For the year ended December 31, 2016, we performed a qualitative assessment for our goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
Due to the persistence of low oil and gas prices in 2016, which has negatively affected financial performance, expectations and future cash flow projections at several of our reporting units, we performed quantitative testing for two reporting units within our Oil and Gas operating segment. Due to adverse weather disruptions, site-related project inefficiencies, and reduced project activity from the combination of lower overall market activity levels due to project delays and lower than expected success rates on new project awards during 2016, we performed quantitative testing for the Electrical Transmission operating segment.
For the reporting units requiring additional testing, we performed a two-step quantitative goodwill impairment test. We estimated their respective fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies. Under the income approach, a discounted cash flow methodology was used, including: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Estimated discount rates were determined using our average cost of capital at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually, which are greater than the risks inherent in the Company as a whole. Significant assumptions used in testing the reporting units included terminal values based on terminal growth rates ranging from 3.0% to 3.5%, nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 13.0% to 14.5%. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of our reporting units and within our industry.
In 2016, the estimated fair value of the Electrical Transmission operating segment exceeded its carrying value by approximately 5%. A 100 basis point increase in the discount rate would have resulted in the Electrical Transmission operating segment carrying value exceeding fair value. Significant changes in other assumptions or estimates such as a reduction in profitability and/or cash flows could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in the Electrical Transmission segment. The estimated fair value of one reporting unit in the Oil and Gas operating segment exceeded its carrying value by approximately 11%, and a 100 basis point increase in the discount rate would not have resulted in the reporting unit carrying value exceeding fair value. The estimated fair value of the other reporting unit in the Oil and Gas segment for which a quantitative impairment test was performed for the year ended December 31, 2016 was determined to substantially exceed its carrying value.
For the reasons noted above, we also performed quantitative testing during 2016 for an indefinite-lived pre-qualification intangible asset in the Oil and Gas operating segment and one indefinite-lived pre-qualification intangible asset in the Electrical Transmission operating segment. We estimated fair values using a cost methodology, incorporating estimates of the opportunity cost associated with the assets’ loss based on discounted cash flows over a two to three-year period. The impairment tests incorporated estimated discount rates ranging from 13.0% to 13.5%. For the indefinite-lived pre-qualification intangible assets in the Oil and Gas and Electrical Transmission operating segments, the estimated fair values substantially exceeded their carrying values.
As of December 31, 2016, we believe that the recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, there can be no assurance that goodwill and indefinite-lived intangible assets will not be impaired in future periods. Significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in additional non-cash goodwill and indefinite-lived intangible asset impairment charges and materially affect our operating results.
Income Taxes
Our provision for income taxes uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that can impact our annual effective tax rate include our assessment of certain tax matters, the location and amount of taxable earnings and changes in certain non-deductible expenses and expected credits. Although we believe our provision for income taxes is correct and the related assumptions are reasonable, the final outcome of tax matters could be materially different from what we currently anticipate, which could result in significant costs or benefits to us. As of December 31, 2016, we have not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings, which generally become subject to U.S. taxation upon the remittance of dividends and certain other circumstances, are considered to be insignificant and are intended to be indefinitely reinvested outside the United States. We expect that domestic cash resources will be sufficient to fund our domestic operations and cash commitments in the future.
Self-Insurance
We are self-insured up to the amount of our deductible for our insurance policies. Liabilities under our insurance programs are accrued based upon our estimate of the ultimate liability for claims, with assistance from third-party actuaries. The determination of such claims and the related liability is reviewed and updated quarterly, however, these insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends. Although we believe such accruals are adequate, a change in experience or actuarial assumptions could materially affect our results of operations in a particular period.
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
2017 Outlook
We expect market opportunities in the following areas:
Oil and Natural Gas Infrastructure. We believe that we are one of the leading pipeline contractors in North America, with a balanced portfolio of service offerings, including the construction and maintenance of large diameter long-haul pipeline, midstream pipeline, gathering lines and related compressor and pumping stations and treatment plants. The level of oil and natural gas pipeline construction activity in North America has grown significantly in recent years as a result of technological advances that have significantly increased producible North American oil and natural gas reserves. The long distances from producing fields to refining centers, distribution hubs and industrial users throughout the U.S have led to increased demand for lower cost oil and natural gas pipeline infrastructure for transportation of this production. Additionally, industry reports indicate that in 2015, natural gas surpassed coal as the predominant fuel source and leading fuel type for electric power generation, creating expanded opportunities for new pipeline infrastructure throughout North America. We currently expect that these trends will create a multi-year cycle of demand for pipeline construction projects. In addition, opportunities may exist for upgrades to existing pipeline infrastructure from proposed new safety regulations. In addition to potential opportunities in the U.S., Mexico has implemented energy regulation reforms, including an initiative to import natural gas from the U.S. to replace other, higher priced and dirtier fuel sources currently used to fuel its electric power plants. We believe that this initiative will drive pipeline infrastructure construction in Mexico.
We believe that these market dynamics could provide continued opportunities for our pipeline construction, oil and gas gathering, gas compression, liquids pumping and oil and gas treatment infrastructure construction services. Our record level of Oil and Gas segment backlog as of December 31, 2016 is reflective of the continued growth and market opportunities in long-haul project activity.
Communications, Install-to-the-Home and Customer Fulfillment. Demand for faster and more reliable wireless and wireline/fiber communications network services has increased significantly, which we believe will create continuing demand for the services we provide. Wireless carriers have responded to this growing demand with continued expansion of 4th generation (“4G”) wireless service as well as accelerated development and testing of new 5th generation (“5G”) wireless technology. Wireline/fiber carriers have responded to this growing demand by expanding fiber-to-the-home deployment with 1-Gigabit-per-second high-speed internet connectivity. Fiber-to-the-home deployment across North America is expected to significantly expand over the next several years, having experienced record growth over the past three years. We believe that these market dynamics will require major carriers to invest significant capital expenditures for the future development of 5G technology, as well as the expansion and upgrade of wireline/fiber networks to 1-Gigabit speeds. We believe that we are well positioned as one of the largest providers of these services to significantly benefit from these opportunities.
We believe the continued expansion of DIRECTV® subscribers and other in-home technology advances should provide us with the continuing opportunity to provide installation, upgrade and maintenance services, both for new as well as existing customers. Leveraging our expertise in home installation and our existing network of technicians, we also provide installation, upgrade and maintenance services for the growing market for customer fulfillment, in-home security and automation services.
Electrical Power Transmission and Distribution. We believe that the nation’s aging electrical grid will continue to require significant ongoing maintenance, upgrade and expansion to manage capacity, reliability and security issues and to reduce congestion. In addition, continued investment in transmission and substation infrastructure will be required to deliver renewable energy to population and industrial centers with high electrical power demand. We expect continued efforts to modernize and expand the national electrical grid in order to develop a smart grid. We believe that reliability issues will stimulate capital investment to maintain the electrical grid. We also believe that utility companies will continue to utilize outsourced services to support ongoing construction and maintenance activities. We have proven expertise in handling complex and high voltage electrical transmission projects and believe that we are well positioned for these opportunities.
Renewable Power Generation. Governmental policy focused on a clean environment, coupled with clean air and climate change legislation, regulation and agreements, as well as the desire to decrease U.S. dependence on foreign oil imports, have created demand for more domestic, environmentally sensitive electrical power production, such as wind and solar collection farms. We saw strong levels of renewable project activity in 2016, which we expect to continue into 2017, as developers seek to complete projects that benefit from various limited-term tax incentive programs. Our power generation business specializes in the construction, maintenance and upgrade of renewable energy infrastructure, including wind farms and solar farms. Regulatory mandates, clean air and climate change initiatives, as well as federal incentive programs for electricity generation from alternative and renewable sources, which call for expansion of domestic renewable energy sources through tax incentives, cash grants and loan guarantees, are expected to continue to drive demand for these and other energy optimization services. We believe that we are one of the leading renewables contractors in North America and we expect to benefit from these trends.
Power Plants and Heavy Industrial. We believe there will be increased demand for heavy industrial construction across a range of industries. The current low price and environmental advantage of clean burning natural gas should continue to result in the conversion of coal fired power plants and the construction of new gas fired power plants. Additionally, a wide variety of industries may seek to expand, convert or construct new plants to take advantage of this economical, cleaner and lower cost carbon fuel source. We continue to expand our capabilities in heavy industrial construction in anticipation of this trend.
Our 2017 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Form 10-K.
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

	For the Years Ended December 31,
	2016		2015		2014
Revenue	$5,134.7	100.0%	$4,208.3	100.0%	$4,611.8	100.0%
Costs of revenue, excluding depreciation and amortization	4,442.1	86.5%	3,721.3	88.4%	3,978.0	86.3%
Depreciation and amortization	164.9	3.2%	169.7	4.0%	154.5	3.3%
Goodwill and intangible asset impairment	—	—	78.6	1.9%	—	—
General and administrative expenses	261.4	5.1%	265.9	6.3%	238.3	5.2%
Interest expense, net	50.7	1.0%	48.1	1.1%	50.8	1.1%
Equity in (earnings) losses of unconsolidated affiliates	(3.5)	(0.1)%	8.0	0.2%	0.3	0.0%
Other income, net	(6.8)	(0.1)%	(15.5)	(0.3)%	(8.5)	(0.2)%
Income (loss) from continuing operations before income taxes	$225.8	4.4%	$(67.7)	(1.6)%	$198.4	4.3%
Provision for income taxes	(91.8)	(1.8)%	(12.0)	(0.3)%	(76.4)	(1.7)%
Net income (loss) from continuing operations	$134.0	2.6%	$(79.7)	(1.9)%	$122.0	2.6%
Net loss from discontinued operations	—	—	—	—	(6.5)	(0.1)%
Net income (loss)	$134.0	2.6%	$(79.7)	(1.9)%	$115.5	2.5%
Net income (loss) attributable to non-controlling interests	2.8	0.0%	(0.6)	(0.0)%	(0.4)	(0.0)%
Net income (loss) attributable to MasTec, Inc.	$131.3	2.6%	$(79.1)	(1.9)%	$115.9	2.5%

We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. Management’s review of reportable segment results includes analyses of trends in revenue, EBITDA from continuing operations and EBITDA margin from continuing operations. In this Form 10-K, references to “EBITDA” mean EBITDA from continuing operations, unless otherwise indicated. We calculate EBITDA for segment reporting purposes consistently with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted Non-U.S. GAAP measures, as described following the comparison of results discussion below. The following table presents revenue, EBITDA and EBITDA margin by reportable segment for our continuing operations for the periods indicated (dollar amounts in millions):

	For the Years Ended December 31,
	Revenue			EBITDA and EBITDA Margin
Reportable Segment:	2016	2015	2014	2016		2015		2014
Communications	$2,323.6	$1,973.2	$2,041.0	$244.6	10.5%	$194.8	9.9%	$204.0	10.0%
Oil and Gas	2,024.4	1,495.1	1,731.4	297.3	14.7%	157.0	10.5%	195.1	11.3%
Electrical Transmission	383.8	341.5	471.9	(42.9)	(11.2)%	(71.3)	(20.9)%	45.0	9.5%
Power Generation and Industrial	405.7	381.6	357.0	18.3	4.5%	8.8	2.3%	14.2	4.0%
Other	15.9	24.1	14.7	(2.6)	(16.3)%	(18.8)	(78.1)%	(1.2)	(8.4)%
Eliminations	(18.7)	(7.2)	(4.2)	—	—	—	—	—	—
Corporate	—	—	—	(73.1)	—	(120.5)	—	(53.4)	—
Consolidated Results	$5,134.7	$4,208.3	$4,611.8	$441.5	8.6%	$150.0	3.6%	$403.7	8.8%
The following discussion and analysis of our results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto in Item 8 of this Form 10-K.
Comparison of Years Ended December 31, 2016 and 2015
Revenue. For the year ended December 31, 2016, consolidated revenue increased to $5,135 million from $4,208 million, an increase of approximately $926 million, or 22.0%, as compared with the year ended December 31, 2015. Oil and Gas revenue increased by $529 million, or 35%, Communications revenue increased by $350 million, or 18%, Electrical Transmission revenue increased by $42 million, or 12%, and Power Generation and Industrial increased by $24 million, or 6%. Other segment revenue decreased by $8 million, or 34%. A discussion of revenue by segment follows below.
Communications Segment. Communications revenue was $2,324 million in 2016 as compared with $1,973 million in 2015, an increase of approximately $350 million, or 18%. Revenue increased as a result of higher levels of install-to-the-home, wireline/fiber installation and wireless services from increased customer demand.
Oil and Gas Segment. Oil and Gas revenue was $2,024 million in 2016, as compared with $1,495 million in 2015, an increase of $529 million, or 35%. The increase in Oil and Gas revenue was driven primarily by an increase in multiple large long-haul pipeline infrastructure construction projects, partially offset by a decrease in gathering pipeline and related facilities project activities, largely in our Canadian operations.

Electrical Transmission Segment. Electrical Transmission revenue was $384 million in 2016, as compared with $341 million in 2015, an increase of approximately $42 million, or 12%. The increase in Electrical Transmission revenue as compared with the same period in the prior year was driven primarily by project timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $406 million in 2016, as compared with $382 million in 2015, an increase of $24 million, or 6%. The growth was driven by higher levels of renewable power project activity, offset, in part, by a decrease in industrial infrastructure project activity as compared with the same period in the prior year.
Other Segment. Other segment revenue was $16 million in 2016, as compared with $24 million in 2015, a decrease of $8 million, or 34%. The decrease was due, in large part, to lower revenue from our proportionately consolidated non-controlled Canadian joint venture, and to a lesser extent, a decrease in oil and gas operations in Mexico as compared with 2015, due primarily to project timing.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $721 million, or 19.4%, to $4,442 million in 2016 from $3,721 million in 2015. Higher revenue resulted in an increase of $819 million in costs of revenue, excluding depreciation and amortization, whereas increased productivity resulted in a decrease of approximately $98 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 190 basis points, from 88.4% of revenue in 2015 to 86.5% of revenue in 2016. The basis point decrease resulted from improvements in our Oil and Gas, Electrical Transmission, Power Generation and Industrial and Other segments, offset, in part, by reduced productivity in our Communications segment due to growth-related inefficiencies. Our Oil and Gas, Electrical Transmission and Power Generation and Industrial segments benefited from higher levels of revenue, improved project efficiencies and mix. This basis point improvement in our costs of revenue, excluding depreciation and amortization, was partially offset by certain other project-related losses and settlements.
Depreciation and amortization. Depreciation and amortization was $165 million, or 3.2% of revenue in 2016, as compared with $170 million, or 4.0% of revenue in 2015, a decrease of approximately $5 million, or 2.8%. As a percentage of revenue, depreciation and amortization decreased by approximately 80 basis points due primarily to a reduction in amortization expense for intangible assets as well as from improved levels of equipment utilization due to higher levels of revenue.
Goodwill and intangible asset impairment. In 2015, we incurred $78.6 million of goodwill and intangible asset impairment related to a reporting unit in our Oil and Gas segment.
General and administrative expense. General and administrative expenses were $261 million, or 5.1% of revenue in 2016, as compared with $266 million, or 6.3% of revenue in 2015, a decrease of approximately $4 million, or 1.7%. General and administrative expenses for the year ended December 31, 2016 included restructuring charges of approximately $12 million related to our efforts to streamline our western Canadian oil and gas and our electrical transmission operations. General and administrative expenses in the prior year included acquisition integration costs from our WesTower acquisition of approximately $18 million and Audit Committee independent investigation expenses of $16 million, both of which were completed in 2015. Excluding the above mentioned items, various administrative expenses increased by approximately $18 million, net, for the year ended December 31, 2016 as compared with 2015, including costs to support growth initiatives, incentive compensation expense and professional fees, offset by timing of legal and other settlements.
Interest expense, net. Interest expense, net of interest income, was $51 million in 2016, or 1.0% of revenue, as compared with $48 million, or 1.1% of revenue in 2015, an increase of $3 million, or 5.6%. The increase was driven primarily by interest expense on our Credit Facility, which increased due to higher average interest rates and higher average outstanding letters of credit, as well as interest expense related to financing arrangements, both of which increased due to higher levels of activity in 2016 as compared with 2015. These increases were offset, in part, by a decrease in financing costs, which included approximately $1 million of consent solicitation fees in 2015 related to the delay in filing of our 2014 Form 10-K and first quarter 2015 Form 10-Q.
Equity in (earnings) losses of unconsolidated affiliates. Equity in (earnings) losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the year ended December 31, 2016, equity in earnings from unconsolidated affiliates of approximately $4 million was primarily attributable to income from expected recoveries from certain equity investees in our Oil and Gas segment, of which the remaining investment as of December 31, 2016 is in the final stage of liquidation. For the year ended December 31, 2015, equity in losses of unconsolidated affiliates totaled approximately $8 million, including a $4 million recognized unrealized loss on interest rate swaps incurred by the Waha JVs, which are composed of our equity interests in two joint ventures (as defined in Note 4 - Fair Value of Financial Instruments in the notes to the audited consolidated financial statements, which is incorporated by reference), and equity in losses from our equity investees in the Oil and Gas segment.
Other income, net. Other income, net, was $7 million in 2016, as compared with $15 million in 2015. Other income, net, consists primarily of gains or losses from sales of assets and investments, restructuring charges related to losses on disposal of excess fixed assets, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals and certain purchase accounting adjustments. For the year ended December 31, 2016, other income, net, included approximately $10 million of income related to a settlement in connection with a previously acquired business, $3 million of restructuring charges related to losses on the disposal of excess fixed assets and $3 million of expense from changes to estimated earn-out accruals. Other income, net, in 2015 included a $12 million charge related to a court mandated mediation settlement, offset by $20 million of income from changes to estimated earn-out accruals. Gains on sales of equipment totaled approximately $1 million in 2016 as compared with $8 million in 2015.
Provision for income taxes. Income tax expense was $92 million in 2016 as compared with $12 million in 2015, an increase of approximately $80 million. Pre-tax income was $226 million in 2016, as compared with pre-tax losses of $68 million in 2015. Income tax expense in 2015 included the effect of approximately $3 million in connection with the cumulative revaluation of certain deferred tax liabilities pursuant to an Alberta provincial income tax law that was enacted in June 2015. For the year ended December 31, 2015, we had a provision for income tax despite having pre-tax losses because the amount of our permanent differences, primarily related to the impairment of goodwill, exceeded our pre-tax losses. In addition to these items, our overall state tax rate decreased in 2016 as compared with 2015.
Analysis of EBITDA by segment
Communications Segment. EBITDA for our Communications segment was $245 million, or 10.5% of revenue in 2016, compared to $195 million, or 9.9% of revenue in 2015, an increase of $50 million, or 26%. Higher revenue contributed an increase of $35 million in EBITDA. As a percentage of revenue, EBITDA increased by approximately 70 basis points, or approximately $15 million.  For the year ended December 31, 2015, Communications segment EBITDA included approximately $18 million of acquisition integration costs, whereas Communications segment EBITDA for 2016 included a gain of approximately $10 million from a settlement in connection with a previously acquired business.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $297 million, or 14.7% of revenue in 2016, compared to $157 million, or 10.5% of revenue in 2015, an increase of $140 million, or 89%. Higher revenue contributed an increase of $56 million in EBITDA. As a percentage of revenue, Oil and Gas segment EBITDA increased by approximately 420 basis points, or approximately $85 million, from a combination of project efficiencies and mix, as well as improved cost and overhead utilization due to higher levels of revenue, partially offset by a previously disclosed first quarter project loss of $13.5 million on a western Canadian oil and gas project and restructuring charges of approximately $6 million related to efforts to streamline our western Canadian oil and gas operations, both of which were substantially completed by December 31, 2016.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was negative $43 million, or negative 11.2% of revenue in 2016, as compared with negative EBITDA of $71 million, or negative 20.9% of revenue in 2015, an increase in EBITDA of $28 million. Electrical Transmission results for the year ended December 31, 2016 included restructuring charges of approximately $9 million related to efforts to streamline operations, which were substantially completed by December 31, 2016, and a previously disclosed first quarter project loss of approximately $15 million on a large transmission project. In 2015, our Electrical Transmission segment recorded a $12 million charge related to a settlement reached during a court mandated mediation. Electrical Transmission EBITDA in 2016 was positively affected as compared with 2015 due to higher levels of revenue and improved levels of project efficiencies as compared to the prior year.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $18 million in 2016, or 4.5% of revenue, as compared with EBITDA of $9 million in 2015, or 2.3% of revenue, an increase of approximately $9 million, or 107%. The increase is primarily due to the non-recurrence of $21 million of losses on a troubled wind project in Canada that was completed in 2015, offset by changes in project timing and mix, as well as increased cost investments in business development initiatives in 2016.
Other Segment. EBITDA from Other businesses was negative $3 million in 2016, as compared with negative EBITDA of $19 million in 2015, an increase in EBITDA of $16 million. Other segment EBITDA for the years ended December 31, 2016 and 2015 included $5 million and $16 million, respectively, of project losses on a proportionately consolidated non-controlled Canadian joint venture, for which we have minimal direct construction involvement. This project has experienced delays due to issues with receipt of a key material, which has extended the project timeline and resulted in losses. The material was received in the second half of 2016, and this project is now expected to be substantially completed in first half of 2017. Other segment EBITDA in 2015 included $4 million of recognized unrealized losses on interest rate swaps incurred by the Waha JVs, whereas in 2016, unrecognized unrealized gains on these swaps are reflected in other comprehensive income.
Corporate Segment. Corporate EBITDA was negative $73 million in 2016, as compared with negative EBITDA of $121 million in 2015, an increase in EBITDA of approximately $47 million. Corporate EBITDA for the year ended December 31, 2015 included $79 million of goodwill and intangible asset impairment and $16 million of costs related to the Audit Committee independent investigation, offset, in part, by a net reduction of $20 million in the estimated earn-out liability for acquired businesses. For the year ended December 31, 2016, various other corporate expenses increased by approximately $27 million as compared with the prior year period, including costs to support planned growth initiatives, timing of legal and other settlements, professional fees and incentive compensation expense.
Comparison of Years Ended December 31, 2015 and 2014
Revenue. Our revenue was $4,208 million in 2015 as compared with $4,612 million in 2014, a decrease of $403 million, or 8.7%. Oil and Gas revenue decreased by $236 million, or 14%, Electrical Transmission revenue decreased by $130 million, or 28%, and Communications revenue decreased by $68 million, or 3%. These decreases were offset, in part, by increases in Power Generation and Industrial revenue of $25 million, or 7%, and an increase in Other segment revenue of $9 million, or 64%. Acquisitions contributed a $302 million increase in revenue, whereas organic revenue declined by $705 million, due to lower levels of activity in our Oil and Gas segment, lower levels of wireless services in our Communications segment and lower levels of activity in our Electrical Transmission segment. A discussion of revenue by segment follows below.
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
Oil and Gas Segment. Oil and Gas revenue was $1,495 million in 2015, as compared with $1,731 million in 2014, a decrease of $236 million, or 14%. Acquisitions contributed $89 million of additional revenue, whereas organic revenue declined by $325 million as compared with the same period in the prior year. The decline in organic revenue resulted from lower overall levels of gathering pipeline and related facilities project activities in our Canadian operations due to the decline in oil prices, reduced levels of long-haul pipeline project activity in 2015, and the negative effect of fluctuations in foreign currency exchange rates on our Canadian operations as compared with the prior year.

Electrical Transmission Segment. Electrical Transmission revenue was $341 million in 2015, as compared with $472 million in 2014, a decrease of $130 million, or 28%. Electrical transmission revenue in 2015 included the effect of adverse weather disruptions and site-related project inefficiencies, as well as reduced project activity from the combination of lower overall market activity levels due to project delays and lower than expected success rates on new project awards during 2015 as a result of management diversion from business operations and marketing due to the Audit Committee’s independent investigation that was concluded in December 2015.
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
Goodwill and intangible asset impairment. We incurred $78.6 million of goodwill and intangible asset impairment in 2015 related to a reporting unit in our Oil and Gas segment. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional details.
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
Equity in losses of unconsolidated affiliates. Equity in losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the year ended December 31, 2015, equity in losses from unconsolidated affiliates was approximately $8 million, including a $4 million recognized unrealized loss on interest rate swaps incurred by our Waha JVs and equity in losses from our equity investees in the Oil and Gas segment.  For the year ended December 31, 2014, equity in losses of unconsolidated affiliates was de minimis.
Other income, net. Other income, net, was $15 million in 2015, as compared with $8 million in 2014. Other income, net, consists primarily of gains or losses from sales of assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. Other income, net, in 2015 includes a $12 million charge related to a court mandated mediation settlement. These losses were offset by $20 million of a net reduction in the estimated earn-out liability for acquired businesses. Gains on sales of equipment were approximately $8 million in 2015 as compared with $6 million in 2014.
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
Analysis of EBITDA by segment
Communications Segment. EBITDA for our Communications segment was $195 million, or 9.9% of revenue in 2015, compared to $204 million, or 10.0% of revenue in 2014, a decrease of $9 million, or 4%. Communications segment EBITDA for 2015 includes $18 million of acquisition integration costs associated with the WesTower acquisition, as compared with $5 million in 2014. As a percentage of revenue, EBITDA decreased by 10 basis points, or approximately $2 million, due to acquisition integration costs from the WesTower acquisition, offset, in part, by production efficiencies and improved cost utilization.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $157 million, or 10.5% of revenue in 2015, compared to $195 million, or 11.3% of revenue in 2014, a decrease of $38 million, or 20%. As a percentage of revenue, EBITDA decreased approximately 80 basis points, or approximately $12 million, due to production inefficiencies resulting from lower levels of revenue as a result of lower overall levels of gathering pipeline and related facilities project activities in our Canadian operations due to the decline in oil prices and reduced levels of long-haul pipeline project activity in 2015. In addition, fluctuations in foreign currency exchange rates had a negative effect on EBITDA for our Canadian operations as compared with the same period in the prior year.
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
Other Segment. EBITDA from Other businesses was negative $19 million in 2015, as compared with negative $1 million of EBITDA in 2014. Other segment EBITDA in 2015 includes a $4 million recognized unrealized loss on interest rate swaps incurred by our equity method investments in two joint ventures formed to design and construct pipelines that will interconnect at the U.S./Mexico border, and $16 million of losses on a proportionately consolidated non-controlled Canadian joint venture that was acquired in 2014 and has experienced project delays. These losses were offset, in part, by positive EBITDA in our international operations.
Corporate Segment. Corporate EBITDA was negative $121 million in 2015, as compared with negative EBITDA of $53 million in 2014. Corporate EBITDA in 2015 included $78.6 million of goodwill and intangible asset impairment and $16 million of costs related to the Audit Committee independent investigation. The increase in negative Corporate EBITDA was offset, in part, by a net reduction in the estimated earn-out liability for acquired businesses and a reduction in stock-based and incentive compensation expense. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference, for details regarding the 2015 goodwill and intangible asset impairment.
Foreign Operations
Our foreign operations are primarily in Canada and Mexico. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented adjusted EBITDA (“Adjusted EBITDA”), as well as adjusted net income from continuing operations (“Adjusted Net Income From Continuing Operations”) and adjusted diluted earnings per share from continuing operations (“Adjusted Diluted Earnings Per Share From Continuing Operations”). The “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense, goodwill and intangible asset impairment, restructuring charges, acquisition integration costs resulting from the WesTower acquisition, Audit Committee independent investigation related costs, project losses on a proportionately consolidated non-controlled Canadian joint venture, for which we have minimal direct construction involvement, charges from a settlement reached during a court mandated mediation, gains or losses on equity investee interest rate swaps and, for Adjusted Net Income from Continuing Operations, the effect of an Alberta provincial income tax rate increase. See Note 9 - Stock-Based Compensation and Other Employee Benefit Plans, Note 1 - Business, Basis of Presentation and Significant Accounting Policies, Note 13 - Segments and Related Information and Note 4 - Fair Value of Financial Instruments in the notes to the audited consolidated financial statements, which are incorporated by reference. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.

We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry, and for non-cash stock-based compensation expense, can also be subject to market volatility or variations in the value of shares granted. Additionally, these measures provide a baseline for analyzing trends in our underlying business. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash to service debt, fund capital expenditures and expand our business, but management does not consider the presented non-U.S. GAAP financial measures as measures of our liquidity. While EBITDA and Adjusted EBITDA are measures of our ability to generate cash, these measures exclude the cash impact of changes in our assets and liabilities as well as interest and income taxes. Net cash provided by operating activities in the consolidated statements of cash flows accounts for these changes in our assets and liabilities.
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

	For the Years Ended December 31,
EBITDA Reconciliation - Continuing Operations:	2016		2015		2014
Net income (loss) from continuing operations	$134.0	2.6%	$(79.7)	(1.9)%	$122.0	2.6%
Interest expense, net	50.7	1.0%	48.1	1.1%	50.8	1.1%
Provision for income taxes	91.8	1.8%	12.0	0.3%	76.4	1.7%
Depreciation and amortization	164.9	3.2%	169.7	4.0%	154.5	3.3%
EBITDA – Continuing operations	$441.5	8.6%	$150.0	3.6%	$403.7	8.8%
Non-cash stock-based compensation expense	15.1	0.3%	12.4	0.3%	15.9	0.3%
Restructuring charges	15.2	0.3%	—	—	—	—
Goodwill and intangible asset impairment	—	—	78.6	1.9%	—	—
Acquisition integration costs	—	—	17.8	0.4%	5.3	0.1%
Audit Committee investigation related costs	—	—	16.5	0.4%	—	—
Losses on non-controlled joint venture	5.1	0.1%	16.3	0.4%	—	—
Court mandated mediation settlement	—	—	12.2	0.3%	—	—
Loss on equity investee interest rate swaps	—	—	4.4	0.1%	—	—
Adjusted EBITDA – Continuing operations	$476.9	9.3%	$308.1	7.3%	$424.9	9.2%

Adjusted EBITDA and Adjusted EBITDA margin for our continuing operations by reportable segment, and a related reconciliation to EBITDA for our continuing operations, for the years indicated is as follows:

	For the Years Ended December 31,
Reportable Segment:	2016		2015		2014
Communications	$245.2	10.6%	$213.1	10.8%	$209.6	10.3%
Oil and Gas	303.6	15.0%	157.0	10.5%	195.1	11.3%
Electrical Transmission	(34.0)	(8.9)%	(59.2)	(17.3)%	45.0	9.5%
Power Generation and Industrial	18.3	4.5%	8.8	2.3%	14.2	4.0%
Other	2.6	16.1%	1.9	8.1%	(1.2)	(8.4)%
Corporate	(58.8)	NA	(13.5)	NA	(37.9)	NA
Adjusted EBITDA - Continuing operations	$476.9	9.3%	$308.1	7.3%	$424.9	9.2%
Non-cash stock-based compensation expense	(15.1)	(0.3)%	(12.4)	(0.3)%	(15.9)	(0.3)%
Restructuring charges	(15.2)	(0.3)%	—	—	—	—
Goodwill and intangible asset impairment	—	—	(78.6)	(1.9)%	—	—
Acquisition integration costs	—	—	(17.8)	(0.4)%	(5.3)	(0.1)%
Audit Committee investigation related costs	—	—	(16.5)	(0.4)%	—	—
Losses on non-controlled joint venture	(5.1)	(0.1)%	(16.3)	(0.4)%	—	—
Court mandated mediation settlement	—	—	(12.2)	(0.3)%	—	—
Loss on equity investee interest rate swaps	—	—	(4.4)	(0.1)%	—	—
EBITDA – Continuing operations	$441.5	8.6%	$150.0	3.6%	$403.7	8.8%
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities for total MasTec (in millions):

	For the Years Ended December 31,
Total EBITDA Reconciliation:	2016	2015	2014
EBITDA - Continuing operations	$441.5	$150.0	$403.7
EBITDA - Discontinued operations	—	—	(10.8)
EBITDA - Total MasTec	$441.5	$150.0	$392.9

Reconciliation to Adjusted EBITDA and to Net Cash Provided by Operating Activities, Total MasTec:
Non-cash stock-based compensation expense	15.1	12.4	15.9
Restructuring charges	15.2	—	—
Goodwill and intangible asset impairment	—	78.6	—
Acquisition integration costs	—	17.8	5.3
Audit Committee investigation related costs	—	16.5	—
Losses on non-controlled joint venture	5.1	16.3	—
Court mandated mediation settlement	—	12.2	—
Loss on equity investee interest rate swaps	—	4.4	—
Adjusted EBITDA - Continuing operations	$476.9	$308.1	$424.9
Adjusted EBITDA - Discontinued operations	—	—	(10.8)
Adjusted EBITDA - Total MasTec	$476.9	$308.1	$414.1
Interest expense, net	(50.7)	(48.1)	(50.8)
Provision for income taxes	(91.8)	(12.0)	(72.2)
Restructuring charges	(15.2)	—	—
Acquisition integration costs	—	(17.8)	(5.3)
Audit Committee investigation related costs	—	(16.5)	—
Losses on non-controlled joint venture	(5.1)	(16.3)	—
Court mandated mediation settlement	—	(12.2)	—
Loss on equity investee interest rate swaps	—	(4.4)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding non-cash EBITDA adjustments (a)	5.7	—	17.0
Change in assets and liabilities, net of acquisitions	(114.2)	186.6	20.2
Net cash provided by operating activities, Total MasTec	$205.6	$367.4	$323.0

(a)
Non-cash EBITDA adjustments include (i) depreciation and amortization expense in all years; (ii) in 2015, $78.6 million of goodwill and intangible asset impairment; and (iii) non-cash stock-based compensation expense in all years.

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

	For the Years Ended December 31,
	2016		2015		2014
Continuing Operations:	Net Income (in millions)	Diluted Earnings Per Share	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share (c)	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$134.0	$1.61	$(79.7)	$(0.98)	$122.0	$1.42
Adjustments:
Non-cash stock-based compensation expense	15.1	0.19	12.4	0.15	15.9	0.19
Restructuring charges	15.2	0.19	—	—	—	—
Goodwill and intangible asset impairment	—	—	78.6	0.97	—	—
Acquisition integration costs	—	—	17.8	0.22	5.3	0.06
Audit Committee investigation related costs (a)	—	—	17.4	0.21	—	—
Losses on non-controlled joint venture	5.1	0.06	16.3	0.20	—	—
Court mandated mediation settlement	—	—	12.2	0.15	—	—
Loss on equity investee interest rate swaps	—	—	4.4	0.05	—	—
Impact of Alberta tax law change	—	—	2.8	0.03	—	—
Income tax effect of adjustments (b)	(11.7)	(0.14)	(30.8)	(0.38)	(8.2)	(0.09)
Adjusted non-U.S. GAAP measure	$157.7	$1.90	$51.4	$0.64	$135.0	$1.57

(a)
Audit Committee investigation related costs for the year ended December 31, 2015 include approximately $1 million, pre-tax, of consent solicitation agent fees recorded within interest expense, net, related to the delay in filing of our 2014 Form 10-K and first quarter 2015 Form 10-Q.

(b)
Represents the tax effect of the adjusted items that are subject to tax. The tax effects of the adjusted items were determined based on the tax treatment of the related items, the incremental statutory tax rate of the jurisdictions pertaining to each adjustment, and taking into consideration their effect on pre-tax income. For the year ended December 31, 2016, 2015 and 2014 our consolidated effective tax rates, as reported were 40.6%, negative 17.6% and 38.5%, respectively, and as adjusted, were 39.6%, 43.7% and 38.5%, respectively.

(c)
For the year ended December 31, 2015, because the reported loss from continuing operations, on an adjusted basis is income from continuing operations, we included an additional 0.6 million weighted average common stock equivalents in our diluted share count to calculate adjusted diluted earnings per share for the respective period.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations, cost and equity investee funding requirements, debt service and share repurchase programs. We also evaluate opportunities for strategic acquisitions and investments from time to time, and we may consider opportunities to borrow additional funds, or to repurchase, refinance or retire outstanding debt or repurchase additional shares of our outstanding common stock in the future, any of which may require our use of cash.
Capital Expenditures. For the year ended December 31, 2016, we spent approximately $117 million on capital expenditures, or $106 million net of asset disposals, and incurred approximately $27 million of equipment purchases under capital lease and other financing arrangements. We estimate that we will spend approximately $100 million in 2017 on capital expenditures, or approximately $85 million, net of asset disposals. We also expect to incur approximately $85 million to $100 million of equipment purchases under capital lease or other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisition-Related Contingent Consideration. In most of our acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of earn-out obligations recorded as liabilities as of December 31, 2016 was approximately $47 million. Of this amount, $22 million represents the liability for earn-out obligations that have been earned. The remainder is management’s estimate of potential earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions after January 1, 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. Earn-outs for acquisitions completed prior to January 1, 2009 are recorded as additional goodwill as earned. During the years ended December 31, 2016, 2015 and 2014, we made payments of $20 million, $48 million and $60 million, respectively, related to earn-out obligations. For the year ended December 31, 2016 we recorded a net increase of approximately $3 million to estimated earn-out liabilities for acquired businesses, and in 2015, we recorded approximately $39 million of net reductions to estimated earn-out liabilities for acquired businesses, $19 million of which was offset with a corresponding receivable amount.
Income Taxes. Tax payments, net of tax refunds, were $59 million, $3 million and $77 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our tax payments vary from period to period with changes in taxable income and earnings. The increase in tax payments in 2016 resulted primarily from higher taxable income. Pre-tax income in 2016 was $226 million as compared with pre-tax losses of $68 million in 2015.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are billed and collected. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of December 31, 2016, we expect that substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $1.2 billion as of December 31, 2016 from $0.9 billion as of December 31, 2015, due primarily to higher levels of revenue and project activity.
Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount (generally, from 5% to 10%) until the job is completed. As part of our ongoing working capital management practices, we evaluate opportunities to improve our working capital cycle time through contractual provisions and certain financing arrangements. For certain customers, we maintain inventory to meet the materials requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-if-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.
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
Sources and Uses of Cash
As of December 31, 2016, we had $562 million in working capital, defined as current assets less current liabilities, as compared with $377 million as of December 31, 2015, an increase of $185 million, due primarily to increased investment in working capital from higher levels of revenue and project activity. Total cash and cash equivalents of $39 million as of December 31, 2016 increased by $34 million from total cash and cash equivalents of $5 million as of December 31, 2015.
Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$205.6	$367.4	$323.0
Net cash used in investing activities	$(141.0)	$(128.7)	$(439.3)
Net cash (used in) provided by financing activities	$(29.5)	$(258.9)	$118.7
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, costs and earnings in excess of billings (“CIEB”), accounts payable and accrued expenses and billings in excess of costs and earnings (“BIEC”), all of which tend to be related. These working capital items are affected by changes in revenue resulting from both the timing and the volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the year ended December 31, 2016 was $206 million, as compared with $367 million in 2015. The decrease in cash flow from operations was due primarily to increased investment in working capital from higher levels of revenue and project activity. Net changes in assets and liabilities had a negative effect on cash provided by operating activities of $301 million, related largely to net changes in the above described working capital items. The negative effect of net changes in assets and liabilities was offset, in part, by an increase in net income of $214 million, driven, in part, by $79 million of goodwill and intangible asset impairment in 2015.
Our days sales outstanding (“DSO”), net of BIEC, was 68 as of both December 31, 2016 and 2015. DSO, net of BIEC, is calculated as accounts receivable, net, less BIEC, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to the timing of collections and settlements, changes in project and customer mix and the effect of working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities increased by $12 million to $141 million in 2016 from $129 million in 2015. We spent $117 million on capital expenditures, or $106 million, net of asset disposals, for the year ended December 31, 2016, as compared with capital expenditures of $84 million, or $70 million, net of asset disposals, in 2015, for an increase in cash used in investing activities of approximately $35 million. Total capital additions, including non-cash capital lease and other financing arrangements, increased from $111 million in 2015 to $144 million for the year ended December 31, 2016 due primarily to higher levels of project activity. Payments for other investments, net, which relates primarily to activity associated with cost and equity investees, was $31 million in 2016, as compared with $58 million in 2015, for a net decrease in cash used in investing activities of $27 million. For the year ended December 31, 2016, we paid $27 million in connection with our equity investment in the Waha JVs, whereas in 2015, payments for other investments, net, were primarily attributable to certain equity investee receivership arrangements. Based on the expected completion and in service status of the Waha JV projects in 2017, we expect that the majority of the $91 million letters of credit issued as collateral as of December 31, 2016 will be replaced with cash contributions by the end of 2017.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2016 was $29 million, as compared with $259 million of cash used in financing activities in the prior year, a decrease in net cash used in financing activities of approximately $229 million. For the year ended December 31, 2016, we did not make any payments for repurchases of shares of our common stock under our 2016 share repurchase program, whereas for the same period in 2015, we paid $100 million to repurchase shares of our common stock under our 2014 share repurchase program. Payments of acquisition-related contingent consideration for the year ended December 31, 2016 decreased by $28 million as compared with 2015. Credit facility-related activity, net, for the year ended December 31, 2016, totaled $54 million of borrowings, net of repayments, compared to $40 million of repayments, net of borrowings for the year ended December 31, 2015, for a decrease in cash used in financing activities from credit facility-related activities, net, of $94 million.
Senior Secured Credit Facility
We have a senior secured credit facility, which we refer to as our “Credit Facility.” As of December 31, 2016, aggregate borrowing commitments under the Credit Facility totaled approximately $1.2 billion, composed of $1.0 billion of revolving commitments and a term loan in the principal amount of $238 million (the “Term Loan”). See Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional details pertaining to the Credit Facility as in effect as of December 31, 2016. On February 22, 2017, we entered into an amended and restated credit facility (“the “Amended Credit Facility”) summarized below.
The Amended Credit Facility has aggregate borrowing commitments of $1.5 billion, composed of $1.1 billion of revolving commitments and a term loan in the aggregate principal amount of $400 million (the “Amended Term Loan”), of which $250 million principal amount in term loans is currently drawn and up to an additional $150 million of which may be drawn from time to time prior to December 29, 2017. The Amended Credit Facility provides the ability to obtain up to an aggregate equivalent amount of $300 million in revolving advances in either Mexican pesos or Canadian dollars. Revolving commitments under the Amended Credit Facility and the Amended Term Loan mature on February 22, 2022. The Amended Term Loan is subject to amortization in quarterly principal installments of $3.125 million, subject to adjustment as a result of additional term loan borrowings and/or the application of certain prepayments in accordance with the terms of the Amended Credit Facility, commencing as of the quarter ending December 31, 2017. The maximum amount available for letters of credit under the Amended Credit Facility is $650 million, of which up to $200 million can be denominated in either Mexican pesos or Canadian dollars. The Amended Credit Facility also provides for swing line loans of up to $75 million.  Under the Amended Credit Facility, we have the option to increase revolving commitments and/or establish additional term loan tranches in an aggregate amount of $250 million, subject to certain conditions. These additional term loan tranches may, subject to certain terms and conditions described in the Amended Credit Facility, rank equal or junior in respect of right of payment and/or collateral to the Amended Credit Facility and may, subject to certain limitations described in the Amended Credit Facility, have terms and pricing that differ from the Amended Credit Facility.
Borrowings under the Amended Credit Facility may be used for working capital requirements, capital expenditures and other corporate purposes, including equity, joint venture or other investments, the repurchase or prepayment of indebtedness, and share repurchases.
Outstanding revolving loans and the Amended Term Loan under the Amended Credit Facility bear interest, at our option, at a rate equal to either (a) a Eurocurrency Rate, as defined in the Amended Credit Facility, plus a margin of 1.25% to 2.00% or (b) a Base Rate, plus a margin of 0.25% to 1.00%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the Amended Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%. Financial standby letters of credit and commercial letters of credit issued under the Amended Credit Facility are subject to a letter of credit fee of 1.25% to 2.00%, and performance standby letters of credit are subject to a letter of credit fee of 0.50% to 1.00%. We must also pay a commitment fee to the lenders of 0.20% to 0.40% on any unused availability under the Amended Credit Facility. In each of the foregoing cases, the applicable margin or fee is based on our Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the then most recent fiscal quarter. As of February 22, 2017, we have borrowing capacity of approximately $600 million for revolving loans, including up to $370 million for new letters of credit, and term loan availability of $150 million.
The Amended Credit Facility is guaranteed by certain of our subsidiaries (the “Guarantor Subsidiaries”) and the obligations under the Amended Credit Facility are secured by substantially all of our and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions. The Amended Credit Facility requires that we maintain a Maximum Consolidated Leverage Ratio, as defined in the Amended Credit Facility, of up to 3.50 as of the end of any fiscal quarter (subject to the Acquisition Adjustment described below). The Amended Credit Facility also requires that we maintain a Minimum Consolidated Interest Coverage Ratio, as defined in the Amended Credit Facility, of 3.00. The Amended Credit Facility provides that, for purposes of calculating the Consolidated Leverage Ratio, certain cash charges may be added back to the calculation of Consolidated EBITDA, as defined in the Amended Credit Facility, and funded indebtedness excludes the undrawn standby performance letters of credit. Additionally, notwithstanding the terms discussed above, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $50 million occurs during a fiscal quarter, the Consolidated Leverage Ratio may be temporarily increased to up to 3.75 during such fiscal quarter and the subsequent two fiscal quarters (the “Acquisition Adjustment”). Such right may be exercised no more than two times during the term of the Amended Credit Facility. Subject to customary exceptions, the Amended Credit Facility limits the borrowers’ and the Guarantor Subsidiaries’ ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, capital expenditures, asset sales, debt prepayments, lien incurrence and the making of distributions or repurchases of capital stock. However, distributions payable solely in capital stock are permitted. The Amended Credit Facility provides for customary events of default and carries cross-default provisions with our other significant debt instruments, including our indemnity agreement with our surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Amended Credit Facility obligations.

We are dependent upon borrowings and letters of credit under our credit facility to fund our operations. Should we be unable to comply with the terms and conditions of our credit facility, we would be required to obtain modifications to our credit facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all.
Other Credit Facilities.
We have other credit facilities that support the working capital requirements of our foreign operations, under which approximately $16 million and $13 million, respectively, were available and outstanding as of December 31, 2016.
4.875% Senior Notes
We have $400 million of 4.875% senior notes due March 15, 2023 (our “4.875% Senior Notes”), which were issued in 2013 in a registered public offering. The 4.875% Senior Notes are guaranteed by certain of our subsidiaries and are subject to certain provisions and covenants, as more fully described in Note 7 - Debt and Note 17 - Supplemental Guarantor Condensed Consolidating Financial Information in the notes to the audited consolidated financial statements, which are incorporated by reference.
Senior Convertible Notes
In 2014, our senior convertible notes, in an original principal amount of $215 million, matured and were converted by the holders. We paid $202 million in cash using proceeds from our Credit Facility and issued an aggregate 6.6 million shares of our common stock in respect thereof.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of December 31, 2016.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2016 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Senior secured credit facility:
Revolving loans	$279.9	$—	$279.9	$—	$—
Term loan	237.5	12.5	225.0	—	—
Other credit facilities	13.4	—	13.4	—	—
4.875% Senior Notes	400.0	—	—	—	400.0
Notes payable	6.4	3.8	2.6	—	—
Earn-out obligations (a)	21.8	21.8	—	—	—
Capital leases	98.6	48.6	44.4	5.6	—
Operating leases	291.3	93.8	122.8	40.8	33.9
Interest (b)	166.3	39.3	61.7	39.3	26.0
Total	$1,515.2	$219.8	$749.8	$85.7	$459.9

(a)
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made either in cash or in MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these earn-out payments, we have only included earn-out obligations that we expect will be paid in cash and have been earned as of December 31, 2016.

(b)	Represents expected future interest payments on debt and capital lease obligations. With the exception of our credit facilities, all of our debt instruments are fixed rate interest obligations.
Off-balance sheet arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with certain indemnification and guarantee arrangements and obligations relating to our cost and equity investees, including our variable interest entities. Refer to Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference, for current period details pertaining to our off-balance sheet arrangements. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions in the notes to the audited consolidated financial statements, for discussion pertaining to certain of our investment arrangements, which are incorporated by reference.

Impact of Inflation
The primary inflationary factors affecting our operations are labor and fuel costs, and to a lesser extent, material costs. In times of low unemployment, our labor costs may increase due to shortages in the supply of skilled labor. Additionally, the prices of oil and gas are subject to unexpected fluctuations due to events outside of our control, including geopolitical events and fluctuations in global supply and demand, which have recently caused volatility in the oil markets. We closely monitor inflationary factors and any impact they may have on our operating results or financial condition.
Recently Issued Accounting Pronouncements
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2016, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our Term Loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of December 31, 2016, we had $280 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 3.71% and a Term Loan with a balance of $238 million with an interest rate of 2.77%. Interest on letters of credit issued under our Credit Facility as of December 31, 2016 accrued at 1% per annum for performance standby letters of credit and at 2% per annum for financial standby letters of credit. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $5 million for the year ended December 31, 2016.
As of December 31, 2016, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and an aggregate of $105 million of notes payable and capital lease obligations, which accrued interest at a weighted average interest rate of approximately 2.9%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
We have foreign operations in Canada and Mexico. Revenue generated from foreign operations represented 5% of our total revenue for the year ended December 31, 2016. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations in 2016. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the year ended December 31, 2016, foreign currency translation gains totaled approximately $3 million and related primarily to our Canadian operations and the corresponding improvement in the Canadian dollar against the U.S. dollar during the related period.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, neither of which were material as of December 31, 2016. We may enter into foreign currency derivative contracts in the future to manage such exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MasTec, Inc.
Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in Item 15(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MasTec, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), MasTec, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants

Miami, Florida

February 23, 2017

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenue	$5,134,703	$4,208,330	$4,611,803
Costs of revenue, excluding depreciation and amortization	4,442,125	3,721,303	3,977,963
Depreciation and amortization	164,915	169,662	154,452
Goodwill and intangible asset impairment	—	78,625	—
General and administrative expenses	261,433	265,910	238,305
Interest expense, net	50,734	48,055	50,769
Equity in (earnings) losses of unconsolidated affiliates	(3,528)	7,978	269
Other income, net	(6,795)	(15,457)	(8,385)
Income (loss) from continuing operations before income taxes	$225,819	$(67,746)	$198,430
Provision for income taxes	(91,784)	(11,957)	(76,429)
Net income (loss) from continuing operations	$134,035	$(79,703)	$122,001
Discontinued operations:
Net loss from discontinued operations	$—	$—	$(6,452)
Net income (loss)	$134,035	$(79,703)	$115,549
Net income (loss) attributable to non-controlling interests	2,772	(593)	(374)
Net income (loss) attributable to MasTec, Inc.	$131,263	$(79,110)	$115,923
Earnings per share (Note 2):
Basic earnings (loss) per share:
Continuing operations	$1.63	$(0.98)	$1.53
Discontinued operations	—	—	(0.08)
Total basic earnings (loss) per share	$1.63	$(0.98)	$1.45
Basic weighted average common shares outstanding	80,372	80,489	79,953
Diluted earnings (loss) per share:
Continuing operations	$1.61	$(0.98)	$1.42
Discontinued operations	—	—	(0.07)
Total diluted earnings (loss) per share	$1.61	$(0.98)	$1.35
Diluted weighted average common shares outstanding	81,394	80,489	86,196

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$134,035	$(79,703)	$115,549
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	2,585	(38,347)	(20,718)
Unrealized gains on equity investee activity, net of tax	3,952	—	—
Comprehensive income (loss)	$140,572	$(118,050)	$94,831
Comprehensive income (loss) attributable to non-controlling interests	2,772	(593)	(374)
Comprehensive income (loss) attributable to MasTec, Inc.	$137,800	$(117,457)	$95,205

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$38,767	$4,984
Accounts receivable, net of allowance	1,156,031	911,106
Inventories, net	111,031	90,599
Prepaid expenses	41,548	54,879
Other current assets	55,109	68,190
Total current assets	$1,402,486	$1,129,758
Property and equipment, net	549,084	558,667
Goodwill, net	995,874	988,511
Other intangible assets, net	179,711	199,379
Other long-term assets	55,977	51,032
Total assets	$3,183,132	$2,927,347
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$64,600	$77,400
Accounts payable	363,668	348,543
Accrued salaries and wages	67,126	46,550
Other accrued expenses	112,291	69,369
Billings in excess of costs and earnings	161,459	149,483
Other current liabilities	70,846	61,190
Total current liabilities	$839,990	$752,535
Long-term debt	961,379	932,868
Long-term deferred tax liabilities, net	178,355	188,759
Other long-term liabilities	99,774	109,794
Total liabilities	$2,079,498	$1,983,956
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 90,634,771 (including 1,927,286 of unvested restricted shares) and 88,197,474 as of December 31, 2016 and 2015, respectively)	9,063	8,820
Capital surplus	788,914	769,996
Retained earnings	509,941	378,678
Accumulated other comprehensive loss	(65,814)	(72,351)
Treasury stock, at cost: 8,094,004 shares as of both December 31, 2016 and 2015	(145,573)	(145,573)
Total MasTec, Inc. shareholders’ equity	$1,096,531	$939,570
Non-controlling interests	$7,103	$3,821
Total equity	$1,103,634	$943,391
Total liabilities and equity	$3,183,132	$2,927,347

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Contributed Shares	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	86,725,372	$8,672	(9,467,286)	$(150,000)	$6,002	$822,836	$341,865	$(13,286)	$1,016,089	$4,969	$1,021,058
Net income (loss)							115,923		115,923	(374)	115,549
Other comprehensive loss								(20,718)	(20,718)		(20,718)
Non-cash stock-based compensation						15,950			15,950		15,950
Income tax effect from stock-based compensation						2,484			2,484		2,484
Exercise of stock options	210,900	21				2,225			2,246		2,246
Issuance of restricted shares, net	659,212	66				(66)			—		—
Other stock issuances, net	19,471	3				(1,140)			(1,137)		(1,137)
Issuance of treasury stock for convertible notes			6,590,975	104,427					104,427		104,427
Conversion of convertible notes						(91,784)			(91,784)		(91,784)
Contributed shares, transfer to capital surplus					(6,002)	6,002			—		—
Other activity, net						181			181	(181)	—
Balance as of December 31, 2014	87,614,955	$8,762	(2,876,311)	$(45,573)	$—	$756,688	$457,788	$(34,004)	$1,143,661	$4,414	$1,148,075
Net loss							(79,110)		(79,110)	(593)	(79,703)
Other comprehensive loss								(38,347)	(38,347)		(38,347)
Non-cash stock-based compensation						12,395			12,395		12,395
Income tax effect from stock-based compensation						(597)			(597)		(597)
Exercise of stock options	81,971	8				536			544		544
Issuance of restricted shares, net	446,874	45				(45)			—		—
Other stock issuances, net	53,674	5				1,019			1,024		1,024
Acquisition of treasury stock, at cost			(5,217,693)	(100,000)					(100,000)		(100,000)
Balance as of December 31, 2015	88,197,474	$8,820	(8,094,004)	$(145,573)	$—	$769,996	$378,678	$(72,351)	$939,570	$3,821	$943,391
Net income							131,263		131,263	2,772	134,035
Other comprehensive income								6,537	6,537		6,537
Non-cash stock-based compensation						15,072			15,072		15,072
Income tax effect from stock-based compensation						(107)			(107)		(107)
Exercise of stock options	202,700	20				2,033			2,053		2,053
Issuance of restricted shares, net	2,115,672	212				(212)			—		—
Other stock issuances, net	118,925	11				2,132			2,143		2,143
Other activity, net									—	510	510
Balance as of December 31, 2016	90,634,771	$9,063	(8,094,004)	$(145,573)	$—	$788,914	$509,941	$(65,814)	$1,096,531	$7,103	$1,103,634

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$134,035	$(79,703)	$115,549
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164,915	169,662	154,452
Goodwill and intangible asset impairment	—	78,625	—
Non-cash interest expense, net	2,994	2,633	7,355
Non-cash stock-based compensation expense	15,072	12,395	15,950
Excess tax benefit from stock-based compensation	(135)	(57)	(3,728)
Provision for deferred income taxes	(3,935)	3,925	13,756
Other non-cash items	4,835	1,537	5,955
Losses (gains), net, on asset sales, including fixed assets held-for-sale and discontinued operations	1,957	(8,191)	(6,434)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(246,419)	362,275	163,773
Inventories	(22,232)	22,356	(12,621)
Other assets, current and long-term portion	41,093	(7,647)	(14,221)
Accounts payable and accrued expenses	66,078	(162,441)	(87,494)
Billings in excess of costs and earnings	12,131	(5,085)	(34,320)
Book overdrafts	4,069	4,699	9,911
Other liabilities, current and long-term portion	31,135	(27,570)	(4,872)
Net cash provided by operating activities	$205,593	$367,413	$323,011
Cash flows used in investing activities:
Cash paid for acquisitions, net of cash acquired	(4,102)	(148)	(345,543)
Capital expenditures	(117,114)	(84,410)	(109,254)
Proceeds from sale of property and equipment	11,239	13,932	16,655
Payments for other investments	(32,169)	(127,480)	(4,092)
Proceeds from other investments	1,125	69,406	2,972
Net cash used in investing activities	$(141,021)	$(128,700)	$(439,262)
Cash flows (used in) provided by financing activities:
Proceeds from credit facilities	1,681,424	1,702,431	2,385,971
Repayments of credit facilities	(1,627,129)	(1,742,077)	(1,939,612)
Repayment of senior convertible notes	—	—	(202,325)
Repayments of other borrowings	(10,694)	(13,843)	(15,700)
Payments of capital lease obligations	(57,980)	(57,095)	(51,587)
Repurchase of common stock	—	(100,000)	—
Proceeds from stock-based awards, net	4,200	1,566	1,113
Excess tax benefit from stock-based compensation	135	57	3,728
Payments of acquisition-related contingent consideration	(19,822)	(47,523)	(60,341)
Other financing activities, net	380	(2,436)	(2,572)
Net cash (used in) provided by financing activities	$(29,486)	$(258,920)	$118,675
Effect of currency translation on cash	(1,303)	1,132	(1,292)
Net increase (decrease) in cash and cash equivalents	33,783	(19,075)	1,132
Cash and cash equivalents - beginning of period	4,984	24,059	22,927
Cash and cash equivalents - end of period	$38,767	$4,984	$24,059

Supplemental cash flow information:
Interest paid	$47,698	$47,405	$42,979
Income taxes paid, net of refunds	$59,342	$2,536	$76,975
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$25,092	$18,032	$64,618
Equipment acquired under financing arrangements	$—	$5,785	$6,287
Accrued capital expenditures	$1,582	$3,164	$4,818
Premium shares, conversion of convertible notes	$—	$—	$155,744

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
Principles of Consolidation
The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that MasTec consolidates are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company’s investments in entities for which the Company does not have a controlling interest, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as other long-term assets, or, for investments in a net liability position, within other long-term liabilities. Income or loss from these investments is recorded as a separate line item in the statements of operations. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee in transactions with third parties. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but the Company does not control the entity, the Company consolidates its proportional interest in the accounts of the entity. The cost method is used for investments in entities for which the Company does not have the ability to exert significant influence. The results of operations and financial position of any discontinued operations are aggregated and presented separately from the Company’s continuing operations in the consolidated financial statements for all periods presented. Certain prior year amounts have been reclassified to conform to the current period presentation.
Management determines whether each business entity in which it has equity interests, debt, or other investments in business entities, constitute a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial and other interests, among others. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. As of December 31, 2016, the Company determined that certain of its investment arrangements were VIEs; however, because it does not have the power to direct the primary activities that most significantly impact the economic performance of these VIEs, the Company is not the primary beneficiary, and accordingly, has not consolidated these VIEs.
Translation of Foreign Currencies
The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use the local currency as the functional currency. Currency gains or losses resulting from transactions executed in a foreign currency are included in other income or expense, net. In these consolidated financial statements, “$” means U.S. dollars unless otherwise indicated.
Management Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue less project costs of revenue, including project-related depreciation), in particular, on construction contracts accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments as inputs; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets; acquisition-related contingent consideration and investments in equity investees; asset lives used in computing depreciation and amortization; accrued self-insured claims; share-based compensation; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from those estimates.
Significant Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements.

Revenue Recognition
Revenue is derived from construction projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company frequently provides services under unit price or fixed price master service or other service agreements. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects performed under master service and other service agreements totaled 43%, 48% and 49% of consolidated revenue, respectively, for the years ended December 31, 2016, 2015 and 2014. The Company also performs services under master and other service agreements on a fixed fee basis, under which MasTec furnishes specified units of service for a fixed price per unit of service and revenue is recognized as the services are rendered. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.
The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized. For the year ended December 31, 2016, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2015. For the year ended December 31, 2015, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2014, excluding the effects of project losses of $21.4 million on a Canadian wind project, $16.3 million on a proportionately consolidated non-controlled Canadian joint venture and $14.0 million on an Electrical Transmission project. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are completed within one year.
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats such costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2016 and 2015, the Company had approximately $17 million and $38 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings or billed accounts receivable, as appropriate, represent management’s best estimate of contract revenue that has been or will be earned and that management believes is probable of collection. As of December 31, 2016, these change orders were primarily related to contracts in the Oil and Gas segment, and in 2015, were primarily related to contracts in the Oil and Gas and Electrical Transmission segments. Revenue related to unapproved change orders totaled approximately $4 million and $10 million, respectively, for the years ended December 31, 2016 and 2015. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.
Billings In Excess of Costs and Earnings (“BIEC”) on uncompleted contracts is classified within current liabilities. Costs and Earnings In Excess of Billings (“CIEB”), which is also referred to as work in process, is classified within current assets. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management analyzes the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful accounts on a regular basis taking into consideration the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and the current economic environment. The Company establishes an allowance for doubtful accounts for anticipated losses of its business units when a business unit has historical experience of losses that are considered to be ordinary course. In addition, an allowance is established when it is probable that a specific receivable is not collectible and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible.
If estimates of the collectibility of accounts receivable change, or should customers experience unanticipated financial difficulties, or if anticipated recoveries in existing bankruptcies or other work-out situations fail to materialize, additional allowances may be required. Estimates of collectibility are subject to significant change during times of economic weakness or uncertainty in either the overall economy or within the industries served by MasTec. Management actively monitors the economic environment and its impact on MasTec’s customers in connection with its evaluation of the Company’s accounts receivable portfolio and the adequacy of its allowance for doubtful accounts.

Cash and Cash Equivalents
Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents, which are carried at fair value. On a daily basis, available funds are swept from the Company’s depository accounts into a concentration account and used to repay outstanding revolving loans under the Company’s credit facility. Other cash balances maintained by certain operating subsidiaries that are not swept into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Outstanding checks that have not yet cleared through the banking system represent book overdrafts, which are classified within accounts payable. There are no compensating balance requirements associated with the Company’s depository accounts and there are no other restrictions on the transfer of cash associated with the Company’s depository accounts. As of December 31, 2016 and 2015, book overdrafts, which are included within accounts payable in the consolidated balance sheets, totaled $39.9 million and $36.0 million, respectively.
Inventories
Inventories consist of materials and supplies for construction and installation projects, which are valued at the lower of cost or market using either the average cost or specific identification methods of costing. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could result in an impairment of the value of materials purchased. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon specific facts and circumstances and market conditions. As of December 31, 2016 and 2015, inventory obsolescence reserves were $3.5 million and $2.8 million, respectively.
Long-Lived Assets
The Company’s long-lived assets consist primarily of property and equipment and finite-lived intangible assets. Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Certain costs incurred in connection with developing or obtaining internal-use software are capitalized within office furniture and equipment. Depreciation and amortization of long-lived assets is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in other income or expense. When the Company identifies assets to be sold, those assets are valued based on their estimated fair value less costs to sell, classified as held-for-sale and depreciation is no longer recorded. Estimated losses on disposal are included within other expense. Acquired intangible assets that have finite lives are amortized over their useful lives, which are generally based on contractual or legal rights. Finite-lived intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed.
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. Other than certain asset write-downs resulting from restructuring activities, as discussed within “Restructuring Costs” within this Significant Accounting Policies section, for the three years in the period ended December 31, 2016, there were no material impairment charges associated with long-lived assets.
Goodwill and Indefinite-Lived Intangible Assets
The Company has goodwill and certain indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. The Company performs its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) have a segment manager regularly review the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. Other than the Company’s Electrical Transmission operating segment, each of the Company’s reporting units comprises one component. For each of the three years in the period ended December 31, 2016, the Company combined the components of its Electrical Transmission operating segment into one reporting unit, based on a review of segment operations, which indicated economic similarities and increased shared operational, sales and general and administrative resources across the four components.
For each of the three years in the period ended December 31, 2016, management performed a qualitative assessment for its goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows. Due to the persistence of low oil and gas prices in 2016, which has negatively affected financial performance, expectations and future cash flow projections at several of the reporting units, management performed quantitative testing for two reporting units within the Oil and Gas operating segment. Due to adverse weather disruptions, site-related project inefficiencies, and reduced project activity from the combination of lower overall market activity levels due to project delays and lower than expected success rates on new project awards during 2016, management performed quantitative testing for the Electrical Transmission operating segment.

For the reporting units requiring additional testing, management performed a two-step quantitative goodwill impairment test. Management estimated their respective fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies. Under the income approach, a discounted cash flow methodology was used, including: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Estimated discount rates were determined using the Company’s average cost of capital at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually, which are greater than the risks inherent in the Company as a whole. Significant assumptions used in testing the reporting units included terminal values based on terminal growth rates ranging from 3.0% to 3.5%, nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 13.0% to 14.5%. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the business models of its reporting units and within its industry.
In 2016, the estimated fair value of the Electrical Transmission operating segment exceeded its carrying value by approximately 5%. A 100 basis point increase in the discount rate would have resulted in the Electrical Transmission operating segment carrying value exceeding fair value. The Electrical Transmission operating segment has approximately $150 million of goodwill. The estimated fair value of one reporting unit in the Oil and Gas operating segment exceeded its carrying value by approximately 11%, and a 100 basis point increase in the discount rate would not have resulted in the reporting unit carrying value exceeding fair value. This reporting unit has approximately $15 million of goodwill. The estimated fair value of the other reporting unit in the Oil and Gas segment for which a quantitative impairment test was performed for the year ended December 31, 2016 was determined to substantially exceed its carrying value.
For the reasons noted above, management also performed quantitative testing during 2016 for an indefinite-lived pre-qualification intangible asset in the Oil and Gas operating segment and for an indefinite-lived pre-qualification intangible asset in the Electrical Transmission operating segment. Management estimated fair values using a cost methodology, incorporating estimates of the opportunity cost associated with the assets’ loss based on discounted cash flows over a two to three-year period. The impairment tests incorporated estimated discount rates ranging from 13.0% to 13.5%. For the indefinite-lived pre-qualification intangible assets in the Oil and Gas and Electrical Transmission operating segments, the estimated fair values substantially exceeded their carrying values.
Based on the qualitative assessments for the year ended December 31, 2015, quantitative testing was performed for four reporting units, three in the Oil and Gas operating segment and one in the Electrical Transmission operating segment. Significant assumptions used in testing the reporting units included terminal values based on terminal growth rates ranging from 3.0% to 3.5%, nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 12.0% to 14.0%.
In 2015, the estimated fair value of one reporting unit in the Oil and Gas operating segment was determined to be less than its carrying value and the second step of the goodwill impairment test was performed. The implied fair value of this reporting unit’s goodwill was compared with its carrying value and a pre-tax, non-cash impairment charge of $68.5 million was recorded for the difference. This reporting unit had $11.2 million of goodwill remaining at December 31, 2015.
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
Management also performed quantitative testing during 2015 for two indefinite-lived pre-qualification intangible assets within the Oil and Gas operating segment and one indefinite-lived pre-qualification intangible asset within the Electrical Transmission operating segment. Management estimated fair values using a cost methodology, incorporating estimates of the opportunity cost associated with the assets’ loss based on discounted cash flows over a two to three-year period. The impairment tests incorporated estimated discount rates ranging from 12.0% to 14.0%. For one of the indefinite-lived pre-qualification intangible assets within the Oil and Gas operating segment, the carrying value of the asset exceeded its estimated fair value and a pre-tax, non-cash impairment charge of $10.1 million was recorded for the difference. The adjusted carrying value of this pre-qualification asset was approximately $20.5 million at December 31, 2015. For the other indefinite-lived pre-qualification assets for which quantitative testing was performed during 2015, the estimated fair values substantially exceeded their carrying values.
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
As of December 31, 2016 and 2015, management believes that its recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, significant changes in the assumptions or estimates used in the Company’s impairment analyses, such as a reduction in profitability and/or cash flows, could result in additional non-cash goodwill and indefinite-lived intangible asset impairment charges in future periods.

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
Consideration paid generally consists of cash, common stock and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “contingent consideration” or “earn-out” payments. Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded within other income or expense in the consolidated statements of operations. Fair value as of the date of acquisition is estimated based on projections of expected future cash flows of the acquired business. Subsequent to the date of acquisition, if future earn-out payments are expected to exceed earn-out payments estimated as of the date of acquisition, then a loss would be recognized in the period in which that expectation is considered probable. Conversely, if future earn-out payments are expected to be less than earn-out payments estimated as of the date of acquisition, a gain would be recognized in the period in which that expectation is considered probable. Contingent consideration liabilities are included within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize the determination of the fair value of net assets acquired. During the measurement period, preliminary estimates of the fair values of net assets acquired may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or for purchase price adjustments, based on the final net assets and net working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or adjust the fair values of, acquired assets and assumed liabilities. There were no measurement period adjustments during the year ended December 31, 2016. Adjustments to the fair value of net assets acquired resulting from circumstances that developed after the date of acquisitions are reflected as income or expense, as appropriate, in the period during which the adjustment is considered probable. See Note 4 - Fair Value of Financial Instruments for details of other fair value measurement adjustments pertaining to the Company’s acquired businesses.
Deferred Financing Costs
Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as a deduction from the carrying amount of the related debt instrument, including the Company’s credit facility. Deferred financing costs are amortized over the terms of the related debt instrument using the effective interest method. Debt-related deferred financing costs were de minimis in 2016. For the years ended December 31, 2015 and 2014, debt-related deferred financing costs totaled $2.4 million and $2.6 million, respectively. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $3.2 million, $2.9 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014. Deferred financing costs, net of accumulated amortization, totaled $9.8 million and $12.9 million as of December 31, 2016 and 2015, respectively.
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
The present value of the Company’s self-insurance liability is reflected in the consolidated balance sheets within current and other long-term liabilities, as appropriate. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly, however, these insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends. Although management believes its accruals are adequate, a change in experience or actuarial assumptions could materially affect the Company’s results of operations in a particular period.
Income Taxes
The Company records income taxes using the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of the Company’s assets and liabilities. Income taxes are estimated in each of the jurisdictions in which the Company operates. This process involves estimating the tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets as net current and net long-term assets and/or liabilities, as appropriate. The recording of a deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance is recorded to reduce the asset to its estimated net realizable value. If management determines that the Company may not be able to realize all or part of a deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged to income tax expense in the period the determination is made. Management considers future pretax income and ongoing prudent and feasible tax planning strategies in assessing the estimated net realizable value of tax assets and the corresponding need for a valuation allowance. See “New Accounting Pronouncements” below regarding ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which the Company adopted as of January 1, 2017.
In determining the provision for income taxes, management uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which the Company operates. Significant factors that impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. As of December 31, 2016, the Company has not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings, which generally become subject to U.S. taxation upon the remittance of dividends and certain other circumstances, are considered to be insignificant and are intended to be indefinitely reinvested outside the United States. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future.
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
Stock-Based Compensation
The Company has certain stock-based compensation plans, under which restricted stock awards and restricted stock units (together “restricted shares”), and, in the past, options to purchase shares of the Company’s stock have been granted, and under which shares of the Company’s common stock are available for purchase by eligible employees. As of December 31, 2016, no stock options remained outstanding. Non-cash stock-based compensation expense is included within general and administrative expense in the consolidated statements of operations. Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values and the estimated number of shares ultimately expected to vest. The Company records a deferred tax asset, or future tax benefit, based on the amount of share-based compensation recognized in the financial statements over the vesting period of share-based awards. If the fair value of an award on the date of vesting exceeds its grant date fair value, then the tax effect of this difference (“excess tax benefit”) is recorded as an increase to additional paid-in capital (“APIC”), creating an “APIC Pool.” If the fair value on the date of vesting of an award is less than its grant date fair value, then the tax effect of this difference would reduce the APIC Pool. If the APIC Pool is reduced to zero, subsequent shortfalls would increase income tax expense. See “New Accounting Pronouncements” below regarding ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which the Company adopted as of January 1, 2017.
Grants of restricted shares are valued based on the closing market share price of MasTec’s common stock as reported on the New York Stock Exchange (the “market price”) on the date of grant. Compensation expense arising from restricted shares is recognized on a straight line basis over the vesting period. Grants of restricted shares have cliff vesting terms, which generally vest over a period of 3 years.
Upon vesting of restricted shares, some of the underlying shares are generally sold to cover the required withholding taxes. However, some participants may choose the net share settlement method to cover withholding tax requirements, in which case shares are not issued, but are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. In addition, shares have either been sold or withheld to cover withholding tax requirements and/or to cover the exercise price for past option exercises. Withheld shares, which are valued at the market price on the date of vesting or exercise, as applicable, are recorded as a reduction to additional paid-in capital and are reflected as a financing activity within the consolidated statements of cash flows. Shares withheld for the exercise prices of options totaled 24,197, 12,628 and 34,179 for the years ended December 31, 2016, 2015 and 2014, respectively, and shares withheld for employee tax withholdings totaled approximately 20,791, 61,779, and 63,210 for the years ended December 31, 2016, 2015 and 2014, respectively. Total payments for employee tax obligations to taxing authorities were $0.6 million, $1.1 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Collective Bargaining Agreements and Multiemployer Plans
Certain of MasTec’s subsidiaries, including certain subsidiaries in Canada, are party to various collective bargaining agreements with unions representing certain of their employees. These agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multiemployer pension and other multiemployer benefit plans and trusts (“MEPPs”). These contributions are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. The Pension Protection Act of 2006, as amended, (the

“PPA”) requires pension plans that are underfunded to improve their funding ratios within prescribed intervals based on their level of underfunding, under which benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (the “IRS”) may impose on the employers contributing to such plan a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency. Union payrolls cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.
Under current law pertaining to employers that are contributors to U.S.-registered multiemployer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of contributing employers from, an underfunded multiemployer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multiemployer plan’s unfunded vested liabilities. These liabilities include an allocable share of the unfunded vested benefits of the plan for all plan participants, not only for benefits payable to participants of the contributing employer. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if the other participating employers cease to contribute to, or withdraw from, the plan. The allocable portion of liability to participating employers could be more disproportionate if employers that have withdrawn from the plan are insolvent, or if they otherwise fail to pay their proportionate share of the withdrawal liability. If the Company is subject to a withdrawal liability, the related withdrawal charge is recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization, with any related liability recorded within other current and/or other long-term liabilities, as appropriate. The Company’s participation in the multiemployer pension plans is evaluated by management on an ongoing basis. See Note 10 - Other Retirement Plans and Note 14 - Commitments and Contingencies.
Restructuring Costs
From time to time, the Company may incur costs to streamline its business operations. These streamlining efforts, which are designed to improve profitability, could include eliminating service offerings that no longer fit into the Company’s business plan, certain integration activities for acquired businesses, reducing or eliminating services or operations that do not produce adequate revenue or margins, or reducing costs of business units that need margin improvements. The costs associated with these efforts, which we also refer to as restructuring costs, include such items as employee separation costs, lease termination expenses and losses on disposal of excess fixed assets. Restructuring costs are included within the applicable line item(s) in the consolidated statement of operations based on the nature of the expense incurred. Restructuring costs for the year ended December 31, 2016 consisted primarily of $12.3 million of employee separation costs and other restructuring-type costs, including lease termination expenses, which are included within general and administrative expenses and $2.9 million of losses on the disposal of excess fixed assets that are held-for-sale, which are included within other expense. As of December 31, 2016, a restructuring cost liability of $5.7 million was included within various current liability accounts, and assets classified as held-for-sale related to these activities, which are classified within other current assets, totaled $1.1 million.
Litigation and Contingencies
Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period.
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

Discontinued Operations
The results of discontinued operations are presented separately, net of tax, from the results of continuing operations for all periods presented. The results of discontinued operations include net income or loss from the operations of the disposed component, as well as any related asset impairment charges. In 2013, the Company sold its interests in its Globetec business, and in 2014, management determined that certain contingent assets associated with Globetec were not recoverable and recorded additional losses on disposal of $9.6 million. Net loss from discontinued operations totaled $6.5 million for the year ended December 31, 2014, of which $5.8 million represented losses on disposal and impairment charges, net of tax.
New Accounting Pronouncements
Recent Accounting Pronouncements To Be Adopted in 2017
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 changes how a reporting entity considers indirect interests held by related parties under common control when evaluating whether it is the primary beneficiary of a VIE. This ASU, which the Company adopted as of January 1, 2017, is not expected to have a material effect on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to improve and simplify the accounting for share-based payment transactions. Under ASU 2016-09, when share-based payment awards vest or are settled, excess tax benefits (“windfalls”) or tax deficiencies (“shortfalls”) are to be recognized in the income statement, rather than as additional paid-in-capital, and these tax effects will be presented within the statement of cash flows as an operating cash flow, rather than as a financing activity. The recognition of the income tax effects of share-based payment awards in the income statement will also affect the computation of dilutive common stock equivalents as calculated under the treasury stock method, as windfalls will no longer be included in assumed proceeds from outstanding awards. ASU 2016-09 increases the amount an employer can withhold to cover statutory employee tax withholdings, and requires that payments to taxing authorities for such employee withholdings be presented as a financing activity. ASU 2016-09 also provides an accounting policy election for forfeitures, whereby forfeitures can either be estimated or accounted for as incurred. The Company adopted ASU 2016-09 as of January 1, 2017. The adoption of this ASU could result in volatility in the Company’s results of operations, diluted earnings per share and operating cash flows, given that the amount of any windfalls or shortfalls is dependent upon the timing of vesting of share-based awards, as well as the price per share of the Company’s common stock on the date of vesting. The other components of this ASU are not expected to have a significant effect on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that an investor retrospectively apply the equity method of accounting when an investment becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This ASU, which the Company adopted as of January 1, 2017, is not expected to have an effect on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-06”) and ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-05”). ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate repayment are clearly and closely related to the economic characteristics and risks of the host contract. When a call or put option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise the option is related to interest rates or credit risk. An entity is only required to assess the embedded call or put option in accordance with the four-step decision sequence under current GAAP. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument is not, in and of itself, considered to be a termination of the original derivative instrument, which would discontinue the application of hedge accounting, provided that all other hedge accounting criteria continue to be met. This ASU, which the Company adopted as of January 1, 2017, is not expected to have a material effect on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that all deferred tax assets and liabilities be classified as non-current in a classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance. This ASU, which the Company adopted prospectively as of January 1, 2017, is not expected to have a material effect on the Company’s consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market value. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. This ASU, which the Company adopted as of January 1, 2017, is not expected to have a material effect on the Company’s consolidated financial statements.
Other Recent Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates the second step in goodwill impairment testing, which requires that goodwill impairment losses be measured as the difference between the implied value of a reporting unit’s goodwill and its carrying amount. ASU 2017-04 will reduce the cost and complexity of impairment testing by requiring goodwill impairment losses to be measured as the excess of the reporting unit’s carrying amount, including goodwill and related goodwill tax effects, over its fair value. ASU 2017-04 is effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 changes the definition of a business for purposes of evaluating whether a transaction represents an acquisition (or disposal) of assets or a business. The revised definition of a business under ASU 2017-01 will reduce the number of transactions that are accounted for as business combinations. ASU 2017-01 is effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material effect on the its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires entities to show the change in the total amount of cash, cash equivalents and restricted cash in the statement of cash flows. ASU 2016-08 is effective retrospectively for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have an effect on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the existing exception in U.S. GAAP prohibiting the recognition of the income tax consequences for intra-entity asset transfers. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers, other than for inventory, when the transfer occurs. ASU 2016-16 is effective on a modified retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes how entities will measure and disclose credit losses for most financial assets and certain other instruments that are not measured at fair value through net income and replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information in determining credit loss estimates. ASU 2016-13 also requires enhanced disclosures. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. The Company is currently evaluating the potential effect of this ASU; however, this ASU is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of this ASU is that a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates when evaluating contract terms and other relevant facts and circumstances. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective using either the full retrospective or modified retrospective transition approach for fiscal years, and for interim periods within those years, beginning after December 15, 2017. In 2016, the FASB issued several accounting standards updates to clarify certain topics within ASU 2014-09. The Company will adopt ASU 2014-09, and its related clarifying ASUs, as of January 1, 2018.
The Company is continuing to assess the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls. The Company is analyzing its current contracts and comparing its current accounting policies and practices pertaining to revenue recognition to those required under the new ASUs to identify potential differences; however, any potential effect of adoption of these ASUs has not yet been quantified. While the assessment process is ongoing, the Company currently anticipates adopting the standard using the modified retrospective transition approach. Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. The Company is also in the process of developing and implementing appropriate changes to its business processes, systems and controls to support the recognition criteria and disclosure requirements of these ASUs.
In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842) (“ASU 2016-02”). ASU 2016-02 provides revised guidance for lease accounting and related disclosure requirements, including a requirement for lessees to recognize lease assets and lease liabilities for certain operating leases. Under the previous guidance, lessees were not required to recognize assets and liabilities for operating leases on the balance sheet. ASU 2016-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Modified retrospective application is required for all relevant prior periods. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements, including the potential amount of incremental lease assets and liabilities that are expected to be recognized upon adoption.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. The Company is currently evaluating the potential effect of this ASU, including any related disclosure requirements, on the Company’s consolidated financial statements.
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares and/or outstanding but unexercised stock options, as well as shares associated with convertible debt securities. All of the Company’s remaining stock option grants were exercised during the year ended December 31, 2016, and the Company’s convertible debt securities matured and were converted in 2014.
Dilutive shares associated with the Company’s convertible notes issued in 2009, aggregating $13 million in principal amount, were attributable to the underlying principal amounts and were reflected in the calculation of weighted average diluted earnings per share for the corresponding periods by application of the “if-converted” method, whereas dilutive shares associated with the Company’s convertible notes issued in 2011, aggregating $202 million in principal amount, were derived from the premium value of such convertible notes in excess of their principal amounts, as calculated using the treasury stock method. These shares were referred to as the “premium shares.”
If the Company reports a loss, rather than income from continuing operations, the computation of diluted loss per share excludes dilutive common stock equivalents. For the year ended December 31, 2015 the Company reported a net loss from continuing operations, which resulted in the exclusion of 563,803 weighted average dilutive common shares from the calculation of diluted net loss per share.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss) attributable to MasTec:
Net income (loss), continuing operations - basic (a)	$131,263	$(79,110)	$122,375
Interest expense, net of tax, convertible notes	—	—	181
Net income (loss), continuing operations - diluted	$131,263	$(79,110)	$122,556
Net loss from discontinued operations - basic and diluted (a)	—	—	(6,452)
Net income (loss) attributable to MasTec - diluted	$131,263	$(79,110)	$116,104
Weighted average shares outstanding:
Weighted average shares outstanding - basic	80,372	80,489	79,953
Dilutive common stock equivalents	1,022	—	813
Dilutive shares, convertible notes	—	—	5,430
Weighted average shares outstanding - diluted	81,394	80,489	86,196

(a)	Calculated as total net income (loss) less amounts attributable to non-controlling interests.
For the years ended December 31, 2016, 2015 and 2014, there were 31,126, 563,803 and 244,623 anti-dilutive common stock equivalents, respectively.

Note 3 - Goodwill and Other Intangible Assets
The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill as of December 31, 2014	$417.7	$397.3	$149.9	$117.6	$1,082.5
Accruals of acquisition-related contingent consideration, net (a)	0.8	—	—	—	0.8
Currency translation adjustments	—	(22.7)	—	—	(22.7)
Measurement period adjustments (b)	(3.6)	—	—	—	(3.6)
Goodwill impairment (c)	—	(68.5)	—	—	(68.5)
Goodwill, net, as of December 31, 2015	$414.9	$306.1	$149.9	$117.6	$988.5
Accruals of acquisition-related contingent consideration, net (a)	5.8	—	—	—	5.8
Currency translation adjustments	—	1.6	—	—	1.6
Goodwill, net, as of December 31, 2016	$420.7	$307.7	$149.9	$117.6	$995.9
Accumulated impairment loss, goodwill, as of December 31, 2016 (d)	$—	$(69.9)	$—	$—	$(69.9)
Goodwill, gross, as of December 31, 2016	$420.7	$377.6	$149.9	$117.6	$1,065.8

(a)	Represents contingent consideration for acquisitions prior to January 1, 2009, which is accrued as incurred, in accordance with U.S. GAAP.

(b)	Represent adjustments to preliminary estimates of the fair values of net assets acquired within the measurement period for the WesTower acquisition.

(c)	Represents a non-cash goodwill impairment charge related to a reporting unit in western Canada.

(d)	Accumulated impairment losses include the effect of currency translation gains and/or losses.
The following table provides a reconciliation of changes in other intangible assets for the periods indicated (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross, as of December 31, 2014	$34.8	$93.3	$199.8	$26.3	$354.2
Accumulated amortization			(90.3)	(13.5)	(103.8)
Other intangible assets, net, as of December 31, 2014	$34.8	$93.3	$109.5	$12.8	$250.4
Amortization expense			(26.5)	(1.9)	(28.4)
Currency translation adjustments	—	(9.8)	(2.2)	(0.5)	(12.5)
Intangible asset impairment (b)	—	(10.1)	—	—	(10.1)
Other intangible assets, net, as of December 31, 2015	$34.8	$73.4	$80.8	$10.4	$199.4
Amortization expense			(17.9)	(3.4)	(21.3)
Currency translation adjustments	—	1.2	0.3	0.1	1.6
Other activity	(0.3)	—	—	0.3	—
Other intangible assets, net, as of December 31, 2016	$34.5	$74.6	$63.2	$7.4	$179.7
Remaining weighted average amortization period (in years)			9	9	9

(a)	Consists principally of trade names and non-compete agreements.

(b)	Represents a non-cash impairment charge related to intangible assets associated with a reporting unit in western Canada.
Amortization expense associated with intangible assets for the years ended December 31, 2016, 2015 and 2014 totaled $21.3 million, $28.4 million and $25.1 million, respectively. Expected future amortization expense as of December 31, 2016 is summarized in the following table (in millions):

Amortization Expense
2017	$16.3
2018	12.7
2019	8.5
2020	7.3
2021	5.7
Thereafter	20.1
Total	$70.6
Prior Year Acquisitions
WesTower
Effective October 1, 2014, MasTec acquired all of the issued and outstanding equity interests of WesTower Communications Inc. (“WesTower”), a telecommunications services firm focused on communications infrastructure for wireless networks throughout the Eastern, Central and Western United States for approximately $198.0 million in cash. WesTower, which was integrated into the Company’s existing wireless operations, is reported within the Company’s Communications segment. The acquisition of WesTower expanded the Company’s geographical presence for its wireless operations. The Company incurred acquisition integration costs of $17.8 million and $5.3 million for the years ended December 31, 2015 and 2014, respectively, to complete the integration of WesTower. These acquisition integration costs were included within general and administrative expenses within the consolidated statements of operations, and consisted primarily of employee termination costs, including employee compensation relating to the elimination of certain positions that were determined to be redundant, and other integration-type costs, including facility consolidation expenses, system migration expenses and training costs.
Pacer
Effective June 1, 2014, MasTec acquired all of the issued and outstanding equity interests of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”) for a purchase price of approximately $126.5 million in cash. Pacer, a western Canadian civil construction services company that provides infrastructure construction services in support of oil and gas production, processing, mining and transportation, is expected to enhance MasTec’s ability to develop energy infrastructure and is primarily reported within the Company’s Oil and Gas segment. Pacer’s proportionate share of its undivided interest in a proportionately consolidated non-controlled contractual joint venture, which is managed by a third party and automatically terminates upon completion of the related civil construction project, is reported within the Other segment. This project incurred losses of $5.1 million and $16.3 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, this project was approximately 80% complete.
In the fourth quarter of 2015, the Company recorded a $78.6 million impairment of Pacer’s goodwill and indefinite-lived intangible assets due to volatility in oil and gas prices, which negatively impacted Pacer’s financial performance, expectations and future cash flow projections.
Other 2014 Acquisitions
Effective April 1, 2014, MasTec acquired 100% of a telecommunications services firm, specializing in the installation of in-home security systems. Additionally, effective January 1, 2014, MasTec acquired 100% of a telecommunications services firm, specializing in the engineering, installation, furnishing and integration of telecommunications equipment. The aggregate purchase price for these acquisitions, which are included in MasTec’s Communications segment, was approximately $40.1 million, including cash and earn-out obligations, as adjusted, as of December 31, 2016.
Unaudited Supplemental Pro Forma Information
The following unaudited supplemental pro forma financial information includes the results of operations of the companies acquired in 2014 and is presented as if each acquired company had been consolidated as of January 1, 2013. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond MasTec’s control.
The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of MasTec to include the historical results of the acquired businesses described above, and was then adjusted (i) to remove acquisition costs, including certain acquisition integration costs; (ii) to increase amortization expense resulting from the incremental intangible assets acquired; (iii) to increase interest expense as a result of the cash consideration paid; (iv) to remove integration-related employee redundancy costs; and (v) to reduce interest expense from debt repaid upon acquisition of the respective businesses. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may have resulted from these acquisitions.

For the Year Ended December 31, 2014
Unaudited supplemental pro forma financial information (in millions):
Revenue	$5,085.2
Net income from continuing operations	$130.3

Results of Businesses Acquired

Revenue and net (loss) income from continuing operations resulting from the year-over-year incremental impact of acquired businesses, which are included within the Company’s consolidated results of operations for the years indicated, were as follows (in millions):

	For the Years Ended December 31,
Actual of acquirees (year-over-year impact):	2015	2014
Revenue	$301.5	$565.4
Net (loss) income from continuing operations (a)	$(13.4)	$0.7

(a)
Acquiree net (loss) income from continuing operations for the years ended December 31, 2015 and 2014 includes approximately $9.3 million and $5.0 million, respectively, of pre-tax acquisition integration costs incurred in connection with the WesTower acquisition and, for the year ended December 31, 2015, includes project losses of $16.3 million associated with the Company’s proportionate interest in a non-controlled Canadian joint venture. Other acquisition-related costs, including certain acquisition integration costs totaling $11.2 million and $2.7 million for the years ended December 31, 2015 and 2014, respectively, which are included within general and administrative expenses in the Company’s consolidated statements of operations, are not included in the above presented acquiree results for the respective periods. The above results also do not include interest expense associated with consideration paid for these acquisitions.

Note 4 - Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2016 and 2015, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration, which represents the estimated fair value of future earn-outs payable for acquisitions of businesses (“ASC 805 contingent consideration”), and is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and is evaluated on an ongoing basis. As of December 31, 2016 and 2015, the fair value of the Company’s ASC 805 contingent consideration totaled $45.8 million and $58.4 million, respectively, of which $21.8 million and $16.7 million, respectively, was included within other current liabilities. The fair value of the Company’s ASC 805 contingent consideration is estimated using an income approach and incorporates significant inputs not observable in the market. These assumptions include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. The range of potential undiscounted earn-out liabilities was estimated to be between $21.8 million and $52.7 million as of December 31, 2016; however, there is no maximum payment amount.
There were no additions to ASC 805 contingent consideration from new business combinations for the years ended December 31, 2016 and 2015, and in 2014, additions from new business combinations totaled approximately $33.6 million. Payments for ASC 805 contingent considerations totaled approximately $15.8 million, $40.5 million and $48.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Foreign currency translation gains or losses associated with ASC 805 contingent consideration are included within other comprehensive income (loss). Foreign currency translation activity in 2016, net, was de minimis. For the years ended December 31, 2015 and 2014, foreign currency translation gains totaled $8.0 million and $4.5 million, respectively. Adjustments to ASC 805 contingent consideration resulting from changes to the expected future performance of acquired businesses for the earn-out period, or from the finalization of completed earn-out arrangements, are recorded within other income or expense, as appropriate. In 2016, ASC 805 contingent consideration increased, net, by $2.7 million due to an increase in the expected future earn-out obligations for certain acquired businesses in the Company’s Oil and Gas segment, partially offset by a reduction for certain other acquired businesses in the Oil and Gas and Communications segments upon finalization of the related earn-out arrangements. In 2015, the Company recognized a net reduction of $39.2 million of ASC 805 contingent consideration in the Oil and Gas, Electrical Transmission and Communications segments, of which $20.1 million related to finalization of earn-out arrangements and adjustments to the expected future earn-out obligations of certain acquired businesses, and of which $19.1 million was offset with a corresponding receivable amount.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which remeasurement occurs in the event of an impairment or other measurement event, if applicable, include cost and equity method investments, life insurance assets, long-lived assets, goodwill, other intangible assets and liabilities, including off-market contracts and debt.
As of both December 31, 2016 and 2015, the gross carrying amount of the Company’s 4.875% Senior Notes totaled $400 million. As of December 31, 2016 and 2015, the estimated fair value of the 4.875% Senior Notes, based on quoted market prices in active markets, a Level 1 input, totaled $388.0 million and $344.0 million, respectively.
Cost and Equity Investees. The Company’s cost and equity investees as of December 31, 2016 are primarily composed of: (i) the Company’s equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) the Company’s equity interests in a pre-acquisition investment of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”); (iii) a $15 million cost investment in Cross Country Pipeline Supply, Inc. (“CCP”), and the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures, as discussed in Note 15 - Related Party Transactions;
The Waha JVs. In June 2015, MasTec acquired 33% equity interests in the Waha JVs for an aggregate initial investment of $6 million and commitments of future equity contributions and/or loan guarantees. The joint ventures were formed to design, build, own and operate a header system and two pipelines that will transport natural gas. A subsidiary of MasTec is providing pipeline construction services to the joint ventures, for which construction commenced in 2016. The pipelines and header system are expected to commence operations in 2017. Each pipeline will interconnect at the United States/Mexico border with pipelines currently under development and construction in Mexico. In the fourth quarter of 2015, TPP and CTP entered into separate non-recourse financing facilities, which are each secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of TPP’s and CTP’s assets. The Waha JVs are party to certain interest rate swaps. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps in its financial statements. Beginning in 2016, the Waha JVs have accounted for these swaps as qualifying cash flow hedges. For the year ended December 31, 2016 the Company’s proportionate share of unrecognized unrealized fair market value gains on these interest rate swaps totaled approximately $6.4 million, or $4.0 million, net of tax, which amount was included within other comprehensive loss. For the year ended December 31, 2015, the Company’s proportionate share of unrealized losses totaling $4.4 million was included within equity in losses (earnings) of unconsolidated affiliates.
In 2016, the Company made equity and other contributions of approximately $27 million to these joint ventures, and in 2015, the Company made no net contributions. As collateral for its equity commitments in the Waha JVs, the Company has issued letters of credit (the “Equity LC Amount”). As of December 31 2016 and 2015, $91 million and $78 million of Equity LC Amounts, respectively, were outstanding. For the year ended December 31, 2016, revenue recognized in connection with work performed for the Waha JVs, net of intercompany eliminations, totaled $245.0 million, and as of December 31, 2016, related receivables, including retainage, net of BIEC, totaled $71.2 million. As of December 31, 2016, the Company’s net investment in the Waha JVs represented an asset totaling approximately $6 million, and as of December 31, 2015, the Company’s net investment in the Waha JVs represented a liability of approximately $4 million. The Company’s net investment in the Waha JVs differs from its proportionate share of the net assets of the Waha JVs due to certain items which, as of December 31, 2016, included capitalized investment costs as well as intercompany eliminations, net.
Other equity investees. In connection with the 2014 acquisition of Pacer, the Company acquired equity interests in two joint ventures. One of these entities was liquidated in 2016, and the second, which is in the final stages of liquidation, is being managed by a receiver to assist with the orderly wind-down of its operations. During the first quarter of 2016, the Company recorded $3.6 million of earnings related to increases in expected recoveries from these investments. The aggregate net carrying value of these investments, including project and financing receivables, totaled $31.4 million and $28.8 million as of December 31, 2016 and 2015, which amounts were substantially recorded within other current assets. There are no remaining amounts expected to be advanced to these entities, and all related project work was complete as of December 31, 2016. In January 2017, the Company received approximately $12 million of proceeds related to the ongoing liquidation of this investment.
The fair values of the Company’s cost and equity method investments are not readily observable. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost and/or equity method investments as of December 31, 2016 or 2015.
Summarized Financial Information of Equity Investees
The following presents summarized financial information for the Company’s significant equity investees (in millions):

	December 31,
	2016	2015
Current assets	$89.5	$71.1
Long-term assets	1,126.5	234.7
Total assets	$1,216.0	$305.8

Current liabilities	$153.6	$119.5
Long-term liabilities	986.0	199.6
Total liabilities	$1,139.6	$319.1

	For the Years Ended December 31,
	2016	2015
Net losses	$0.2	$13.3

Note 5 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	December 31,
	2016	2015
Contract billings	$564.2	$437.3
Retainage	268.6	148.8
Costs and earnings in excess of billings	331.6	332.7
Accounts receivable, gross	$1,164.4	$918.8
Less allowance for doubtful accounts	(8.4)	(7.7)
Accounts receivable, net	$1,156.0	$911.1

Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Receivables expected to be collected beyond one year are recorded within other long-term assets.
Activity in the allowance for doubtful accounts for the periods indicated is as follows (in millions):

	For the Years Ended December 31,
	2016	2015
Allowance for doubtful accounts at beginning of year	$7.7	$13.9
Provision for doubtful accounts	2.9	2.1
Amounts charged against the allowance	(2.2)	(8.3)
Allowance for doubtful accounts at end of year	$8.4	$7.7

The Company is party to a non-recourse financing arrangement, under which certain receivables are purchased by a customer’s bank for a nominal fee. This arrangement, under which amounts can vary based on levels of activity, tends to improve the collection cycle time of the related receivables. For the years ended December 31, 2016, 2015 and 2014, the effect of this arrangement, net of related changes in customer payment terms, amounted to an improvement in cash collections of approximately $60 million, $12 million and $70 million respectively. Cash collected from this arrangement is reflected within cash provided by operating activities in the consolidated statements of cash flows. The discount charge, which is included within interest expense in the consolidated statements of operations, totaled $2.7 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively. For year ended December 31, 2014, the discount charge was de minimis.
Note 6 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	December 31,
	2016	2015	Estimated Useful Lives (in years)
Land	$4.6	$4.6
Buildings and leasehold improvements	24.2	21.7	3-40
Machinery and equipment	997.8	912.9	2-20
Office furniture and equipment	146.1	136.9	3-7
Construction in progress	9.5	10.8
Total property and equipment	$1,182.2	$1,086.9
Less accumulated depreciation and amortization	(633.1)	(528.2)
Property and equipment, net	$549.1	$558.7

The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $107.8 million and $101.4 million as of December 31, 2016 and 2015, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $30.9 million and $33.4 million as of December 31, 2016 and 2015, respectively. Depreciation and amortization expense associated with property and equipment for the years ended December 31, 2016, 2015 and 2014 totaled $143.6 million, $141.3 million and $129.4 million, respectively.

Note 7 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2016	2015
Senior secured credit facility:
Revolving loans	October 29, 2018	$279.9	$208.5
Term loan	November 21, 2019	237.5	250.0
4.875% Senior Notes	March 15, 2023	400.0	400.0
Other credit facilities	Varies	13.4	16.4
Capital lease obligations, weighted average interest rate of 2.9%	In installments through December 1, 2021	98.6	130.9
Notes payable, weighted average interest rate of 3.1%	In installments through December 15, 2018	6.4	17.4
Total long-term debt obligations		$1,035.8	$1,023.2
Less unamortized deferred financing costs (a)		(9.8)	(12.9)
Total debt, net of deferred financing costs		$1,026.0	$1,010.3
Current portion of long-term debt		64.6	77.4
Long-term debt		$961.4	$932.9

(a)
The Company adopted ASU 2015-03 as of January 1, 2016, which resulted in the reclassification of $12.9 million of deferred financing costs from other current and other long-term assets to current and long-term debt as of December 31, 2015.

Senior Secured Credit Facility
The Company has a senior secured credit facility, referred to as the “Credit Facility.” See Note 18 - Subsequent Events regarding the February 2017 amendment of the Company’s Credit Facility. The following discussion pertains to the Credit Facility as in effect as of December 31, 2016.
Under the Credit Facility, aggregate borrowing commitments total approximately $1.24 billion, composed of $1.0 billion of revolving commitments and a term loan in the principal amount of $238 million (the “Term Loan”) as of December 31, 2016. Revolving commitments under the Credit Facility mature on October 29, 2018, and the Term Loan matures on November 21, 2019. The Term Loan is subject to amortization in quarterly principal installments of $3.1 million, which commenced in March 2016, subject to reduction as a result of the application of certain prepayments in accordance with the terms of the Credit Facility. The Credit Facility provides the ability to borrow in either Canadian dollars or Mexican pesos, up to an aggregate equivalent amount of $200 million. In May 2016, the Credit Facility was amended to increase the maximum amount available for letters of credit from $450 million to $650 million, of which $100 million can be denominated in either Canadian dollars or Mexican pesos. The Credit Facility also provides for swing line loans of up to $75 million. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity, joint venture or other investments, the repurchase or prepayment of indebtedness and share repurchases.
As of December 31, 2016 and 2015, outstanding revolving loans under the Credit Facility, which included approximately $119 million and $88 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 3.71% and 2.95% per annum, respectively. The Term Loan accrued interest at a rate of 2.77% and 2.42%, as of December 31, 2016 and 2015, respectively. Letters of credit of approximately $314.3 million and $292.8 million were issued as of December 31, 2016 and 2015, respectively, and letter of credit fees accrued at 1% per annum for performance standby letters of credit, and at 2% per annum for financial standby letters of credit as of both periods. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2016 and 2015, borrowing capacity of $405.9 million and $498.7 million, respectively, was available for revolving loans, or up to $335.7 million and $157.2 million, respectively, for new letters of credit. Borrowing capacity as of December 31, 2016 and 2015 included $80.9 million and $111.8 million, respectively, of availability in either Canadian dollars or Mexican pesos. The unused facility fee was 0.40% as of both December 31, 2016 and 2015.
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
The Credit Facility provides for a maximum Consolidated Leverage Ratio, as defined in the Credit Facility, of up to 3.50 (subject to the Acquisition Adjustment described below). The Credit Facility also requires that the Company maintain a minimum Consolidated Interest Coverage Ratio, as defined in the Credit Facility, of 3.00. The Credit Facility provides that, for purposes of calculating the Consolidated Leverage Ratio, certain cash charges may be added back to the calculation of Consolidated EBITDA, as defined in the Credit Facility, and funded indebtedness excludes undrawn standby performance letters of credit. Additionally, notwithstanding the terms discussed above, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $50 million occurs during a fiscal quarter, the Consolidated Leverage Ratio may be temporarily increased to up to 3.75 during such fiscal quarter and the subsequent two fiscal quarters (the “Acquisition Adjustment”). Such right may be exercised no more than two times during the term of the Credit Facility.
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
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are primarily denominated in Canadian dollars. Maximum borrowing capacity totaled Canadian $40.0 million as of both December 31, 2016 and 2015, or approximately $29.8 million and $28.9 million, respectively. Outstanding borrowings totaled approximately $13.4 million and $16.4 million as of December 31, 2016 and 2015, respectively, and accrued interest at a weighted average rate of 3.6% as of both periods. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities are classified within long-term debt in the Company’s consolidated balance sheets. The Company’s other credit facilities are subject to customary provisions and covenants.
4.875% Senior Notes
The Company has $400 million of 4.875% Senior Notes due March 15, 2023, which were issued in 2013 in a registered public offering. Interest on the 4.875% Senior Notes is payable on March 15 and September 15 of each year. The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt and are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness. See Note 17 - Supplemental Guarantor Condensed Consolidating Financial Information. The 4.875% Senior Notes are effectively junior to MasTec’s secured debt, including the Credit Facility and the Term Loan, to the extent of the value of the assets securing that debt.
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
Senior Convertible Notes
The Company’s 4.25% Convertible Notes (the “4.25% Convertible Notes”) matured and were converted in December 2014. The Company paid an aggregate of $97 million in cash and issued an aggregate of 2.4 million shares of its common stock to settle the 4.25% Convertible Notes in accordance with their respective terms. The value of the shares issued to settle the 4.25% Convertible Notes was $41.0 million, based on the market price of the Company’s common stock on the date the shares were issued. Additionally, the Company’s 4.0% Convertible Notes (the “4.0% Convertible Notes”) matured and were converted in June 2014. The Company paid an aggregate of $105 million in cash and issued an aggregate of 4.2 million shares of its common stock to settle the 4.0% Convertible Notes in accordance with their respective terms. The value of the shares issued to settle the 4.0% Convertible Notes was $114.8 million, based on the market price of the Company’s common stock on the date the shares were issued. The shares issued in settlement of the aforementioned convertible notes were issued from the Company’s treasury stock.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of December 31, 2016 and 2015.

Contractual Maturities of Debt and Capital Lease Obligations
Contractual maturities of MasTec’s debt and capital lease obligations as of December 31, 2016 were as follows (in millions):

2017	$64.9
2018	340.6
2019	224.7
2020	3.6
2021	2.0
Thereafter	400.0
Total	$1,035.8
As of December 31, 2016 and 2015, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $8.5 million, and $7.7 million, respectively.
Note 8 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide lease financing for machinery and equipment. Leases meeting certain criteria are capitalized, with the related asset recorded in property and equipment and a corresponding amount recorded within the Company’s debt obligations. Capital lease additions are reflected in the consolidated statements of cash flows within the supplemental disclosures of non-cash information. The gross amount of assets held under capital leases as of December 31, 2016 and 2015, which are included within property and equipment, net, totaled $294.9 million and $286.3 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $177.5 million and $193.3 million as of December 31, 2016 and 2015, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 15 - Related Party Transactions. These leases allow the Company to conserve cash and provide flexibility in that the Company pays a monthly rental fee for the use of related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. For operating leases with purchase options, the option to purchase equipment is at estimated fair market value. Rent expense relating to operating leases that have non-cancelable terms in excess of one year totaled approximately $100.5 million, $81.8 million and $71.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company also incurred expenses relating to facilities, vehicles and equipment having original terms of one year or less totaling approximately $298.0 million, $196.2 million and $191.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Future Lease Commitments
Future minimum lease commitments under capital leases and non-cancelable operating leases, including escalation clauses in effect as of December 31, 2016, were as follows (in millions):

	Capital Leases	Operating Leases
2017	$50.9	$93.8
2018	33.6	75.4
2019	12.9	47.4
2020	3.8	27.1
2021	2.1	13.7
Thereafter	—	33.9
Total minimum lease payments	$103.3	$291.3
Less amounts representing interest	(4.7)
Total capital lease obligations, net of interest	$98.6
Less current portion	(48.6)
Long-term portion of capital lease obligations, net of interest	$50.0
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company’s stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance, include: the MasTec, Inc. 2013 Incentive Compensation Plan (the “2013 Incentive Plan”), the MasTec, Inc. Bargaining Units Employee Stock Purchase Plan (the

“2013 Bargaining Units ESPP”) and the MasTec, Inc. 2011 Amended and Restated Employee Stock Purchase Plan (the “2011 ESPP,” and together with the 2013 Bargaining Units ESPP, the “ESPPs”). The 2013 Incentive Plan permits a total of approximately 7,391,000 shares of the Company’s common stock to be issued. Under the Company’s ESPPs, shares of the Company’s common stock are available for purchase by eligible employees, which collectively permit the issuance of up to 3,000,000 new shares of MasTec, Inc. common stock. Under all stock-based compensation plans in effect as of December 31, 2016, there were approximately 5,148,000 shares available for future grant.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”), which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of December 31, 2016 was approximately $18.7 million, which is expected to be recognized over a weighted average period of approximately 1.5 years. The intrinsic value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $3.5 million, $8.1 million and $17.5 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2014	1,414,645	$25.32
Granted	706,761	17.27
Vested	(446,874)	21.24
Canceled/forfeited	(44,300)	26.11
Non-vested restricted shares, as of December 31, 2015	1,630,232	$22.94
Granted	637,332	17.69
Vested	(188,386)	20.42
Canceled/forfeited	(108,592)	20.71
Non-vested restricted shares, as of December 31, 2016	1,970,586	$21.61

(a)	Includes 43,300, 32,250 and 34,250 restricted stock units as of December 31, 2016, 2015 and 2014, respectively.

Stock Options
As of December 31, 2016, all stock options that were outstanding under previous stock option grants had been exercised.

Activity, stock options:	Stock Options	Per Share Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(a) (in millions)
Options outstanding and exercisable as of December 31, 2014	284,671	$12.06	1.29	$3.0
Exercised	(81,971)	9.60
Canceled/forfeited	—
Options outstanding and exercisable as of December 31, 2015	202,700	$13.06	0.55	$0.9
Exercised	(202,700)	13.06
Canceled/forfeited	—
Options outstanding and exercisable as of December 31, 2016	—	$—	—	$—

(a)
Amount represents the difference between the exercise price and the market price of the Company’s common stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

The intrinsic value of options exercised, which is based on the difference between the exercise price and the market price of the Company’s common stock on the date of exercise, totaled $1.8 million, $0.8 million and $6.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Proceeds from options exercised, net of cashless option exercises, totaled $2.1 million, $0.5 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Employee Stock Purchase Plans
The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Years Ended December 31,
	2016	2015	2014
Cash proceeds (in millions)	$2.7	$2.0	$3.3
Common shares issued	144,183	134,389	136,918
Weighted average price per share	$18.55	$14.67	$24.33
Weighted average per share grant date fair value	$5.00	$4.22	$5.81
Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax benefits for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Non-cash stock-based compensation expense	$15.1	$12.4	$15.9
Income Tax Effects:
Income tax benefit from non-cash stock-based compensation	$5.6	$4.2	$8.7
Excess tax benefit from non-cash stock-based compensation (a)	$0.1	$0.1	$3.7

(a)
Excess tax benefits, which represent cash flows from tax deductions in excess of the tax effect of compensation expense associated with exercised stock options and vested restricted shares, are classified as financing cash flows in the Company’s consolidated statements of cash flows.

401(k) Plan. MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 75% of their pre-tax annual compensation to the 401(k) plan. The Company’s matching contribution is equal to 100% of the first 3% of the employee’s salary and 50% of the next 2% of the employee’s salary, up to a maximum 4% employer match. Discretionary matching contributions, which are payable 50% in shares of MasTec common stock and 50% in cash, are paid quarterly. During the years ended December 31, 2016, 2015 and 2014, matching contributions totaled approximately $11.1 million, $10.2 million and $7.9 million, respectively.
Deferred Compensation Plans. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. The Company also offers a deferred compensation plan to its Board of Directors, under which directors may elect to defer the receipt of compensation for their services. Total deferred compensation plan assets, which are included within other long-term assets in the consolidated balance sheets, totaled $7.7 million and $7.6 million as of December 31, 2016 and 2015, respectively. Total deferred compensation plan liabilities, which are included within other long-term liabilities in the consolidated balance sheets, totaled $7.6 million and $7.4 million as of December 31, 2016 and 2015, respectively.
Note 10 – Other Retirement Plans
Multiemployer Plans.
As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to MEPPs. The PPA defines the funding rules for defined benefit pension plans and establishes funding classifications for U.S.-registered multiemployer pension plans. Under the PPA, plans are classified into one of the following five categories, based on multiple factors, also referred to as a plan’s “zone status”: Green (safe), Yellow (endangered), Orange (seriously endangered), and Red (critical or critical and declining). Factors included in the determination of a plan’s zone status include: funded percentage, cash flow position and whether the plan is projecting a minimum funding deficiency.
A multiemployer plan that is so underfunded as to be in “endangered,” “seriously endangered,” “critical,” or “critical and declining” status (as determined under the PPA) is required to adopt a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”), which, among other actions, could include decreased benefits and increased employer contributions, which could take the form of a surcharge on benefit contributions. These actions are intended to improve their funding status over a period of years. If a pension fund is in critical status, a participating employer must pay an automatic surcharge in addition to contributions otherwise required under the collective bargaining agreement (“CBA”). With some exceptions, the surcharge is equal to 5% of required contributions for the initial critical year and 10% for each succeeding plan year in which the plan remains in critical status. The surcharge ceases on the effective date of a CBA (or other agreement) that includes contribution and benefit terms consistent with the rehabilitation plan. Certain plans in which the Company participates are in “endangered,” “seriously endangered,” “critical,” or “critical and declining” status. The amount of additional funds, if any, that the Company may be obligated to contribute to these plans in the future cannot be estimated due to the uncertainty of the future levels of work that could be required of the union employees covered by these plans, as well as the required future contribution rates and possible surcharges applicable to these plans. See Note 14 - Commitments and Contingencies for additional information.

Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions (in millions) For the Years Ended December 31,						Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2016		2015		2014	Expiration Date of CBA	2016	As of		2015	As of		FIP/RP Status	Surcharge
Central Pension Fund of the I.U.O.E and Participating Employers	366052390	001	$19.3		$5.7		$6.5	06/01/2017	Green	01/31/2016		Green	01/31/2015	(a)	NA	No
Pipeline Industry Pension Fund	736146433	001	15.9		2.5		4.8	06/02/2017	Green	12/31/2015	(b)	Green	12/31/2014	(b)	NA	No
Teamsters National Pipe Line Pension Fund	461102851	001	3.6		1.4		1.7	06/01/2017	Green	12/31/2015	(b)	Green	12/31/2014	(b)	NA	No
Laborers' National Pension Fund	751280827	001	3.0		0.8		0.8	06/01/2017	Green	12/31/2015		Green	12/31/2014		NA	No
Central Laborers' Pension Fund	376052379	001	2.6		—		0.1	06/01/2017	Red	12/31/2015	(a)	Red	12/31/2014	(a)	Implemented	No
National Electrical Benefit Fund	530181657	001	1.7		1.4		1.3	Varies through 11/30/2018	Green	12/31/2015		Green	12/31/2014		NA	No
Minnesota Laborers Pension Fund	416159599	001	1.6		0.3		0.2	06/01/2017	Green	12/31/2015		Green	12/31/2014		NA	No
I.B.E.W. Local 1249 Pension Plan	156035161	001	1.1		1.0		0.4	04/30/2017	Yellow	12/31/2015		Yellow	12/31/2014		Implemented	No
Minnesota Teamsters Construction Division Pension Plan	416187751	001	1.1		0.2		—	06/01/2017	Green	11/30/2015	(a)	Green	11/30/2014	(a)	NA	No
Local Union No. 9 I.B.E.W. and Outside Contractors Pension Fund	516077720	001	1.1		0.3		0.4	05/31/2017	Green	10/31/2015		Green	10/31/2014		NA	No
Michigan Laborers' Pension Fund	386233976	001	1.1		0.8		2.1	06/01/2017	Yellow	08/31/2016		Yellow	08/31/2015	(a)	Implemented	No
West Virginia Laborers Pension Trust Fund	556026775	001	0.5		1.4		0.4	06/01/2017	Green	03/31/2016	(b)	Green	03/31/2015		NA	No
Laborers' District Council of Western Pennsylvania Pension Fund	256135576	001	0.2		0.5		1.5	06/01/2017	Red	12/31/2015		Red	12/31/2014		Implemented	No
Operating Engineers' Local 324 Pension Fund	381900637	001	—		—		1.7	06/01/2017	Red	04/30/2016		Red	04/30/2015		Implemented	No
Other funds			7.1	(c)	7.5	(c)	10.0
Total multiemployer pension plan contributions			$59.9		$23.8		$31.9

(a)	This plan has utilized extended amortization provisions, which provide plans with extensions of time to amortize pension funding shortfalls.

(b)	The Company’s contributions to this plan represent greater than 5% of the plan’s total contributions.

(c)
The 2016, 2015 and 2014 contributions include approximately $0.9 million, $1.4 million and $0.9 million U.S. dollars, respectively, for Canadian multiemployer pension plans. Canadian multiemployer pension plans are not subject to the provisions of ERISA or the funding rules under the PPA that apply to U.S. registered multiemployer pension plans. Contributions to Canadian multiemployer pension plans are based on fixed amounts per hour per employee for employees covered under these plans.

Total contributions to multiemployer plans, and the related number of employees covered by these plans, including with respect to the Company’s Canadian operations for the periods indicated, were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
For the Years Ended December 31:	Low	High	Pension	Other Multiemployer	Total
2016	550	4,910	$59.9	$10.1	$70.0
2015	590	2,463	$23.8	$9.0	$32.8
2014	590	2,167	$31.9	$4.5	$36.4

The average number of employees covered under multiemployer plans in which the Company participates has fluctuated in recent years, due primarily to changes in levels of activity of the Company’s union resource-based projects for its oil and gas operations. In addition, certain multiemployer plans have incurred higher contribution amounts and per employee contribution rates in recent years. The number of union employees employed at any given time varies depending upon the location and number of ongoing projects and the need for union resources in connection with those projects.

Note 11 – Equity
Share Activity
On February 25, 2016, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2016 Share Repurchase Program”). Under the 2016 Share Repurchase Program, which does not have an expiration date, the Company may repurchase shares from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases will be determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The share repurchase program may be modified or suspended at any time at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, are funded with available cash or with availability under the Credit Facility. No shares of the Company’s common stock had been repurchased under this program as of December 31, 2016. During the year ended December 31 2015, the Company repurchased 5.2 million shares of its common stock under a separate and completed share repurchase program that was established in 2014 for an aggregate purchase price of $100 million. During the year ended December 31, 2014, the Company reissued a total of 6.6 million shares of its treasury stock with a cost basis of $104.4 million in settlement of its senior convertible notes, which matured and were converted in 2014.
Comprehensive Income (Loss)
Comprehensive income (loss) is a measure of net income (loss) and other changes in equity that result from transactions other than those with shareholders. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, primarily from fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, unrealized gains and losses from available-for-sale securities, net income (loss) attributable to non-controlling interests and unrealized gains and losses from interest rate swaps associated with our equity investments in the Waha JVs.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is composed of unrealized foreign currency gains and losses and unrealized gains and losses from certain investment activities. Unrealized foreign currency activity for the three years in the period ended December 31, 2016 is primarily related to translation gains and losses resulting from the Company’s Canadian operations. Investment activity for the year ended December 31, 2016 relates to unrealized gains and losses on interest rate swaps associated with the Waha JVs.
Accumulated other comprehensive loss activity for the periods indicated was as follows (in thousands):

	For the Years Ended December 31,
	2016			2015			2014
	Foreign Currency	Other	Total	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(67,063)	$(5,288)	$(72,351)	$(28,716)	$(5,288)	$(34,004)	$(7,998)	$(5,288)	$(13,286)
Unrealized gains (losses), net of tax	2,585	3,952	6,537	(38,347)	—	(38,347)	(20,718)	—	(20,718)
Balance as of December 31	$(64,478)	$(1,336)	$(65,814)	$(67,063)	$(5,288)	$(72,351)	$(28,716)	$(5,288)	$(34,004)

Note 12 - Income Taxes
The components of income (loss) from continuing operations before income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Domestic	$202.4	$(26.5)	$171.4
Foreign	23.4	(41.2)	27.0
Total	$225.8	$(67.7)	$198.4
The provision for income taxes from continuing operations for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$85.8	$(4.5)	$47.3
Foreign	3.0	9.4	3.9
State and local	6.7	3.3	6.6
	$95.5	$8.2	$57.8
Deferred:
Federal	$6.1	$25.7	$14.9
Foreign	(6.8)	(19.9)	2.7
State and local	(3.0)	(2.0)	1.0
	$(3.7)	$3.8	$18.6
Provision for income taxes	$91.8	$12.0	$76.4

The benefit from income taxes from discontinued operations for the year ended December 31, 2014 totaled $4.3 million.
The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated were as follows (in millions):

	December 31,
	2016	2015
Deferred tax assets:
Accrued insurance	$31.1	$27.7
Operating loss carryforwards and tax credits	34.9	29.9
Unrealized gains and losses	26.3	10.3
Compensation and benefits	24.1	17.7
Bad debt	4.7	3.1
Other	12.4	13.1
Valuation allowance	(21.4)	(10.6)
Total deferred tax assets (a)	$112.1	$91.2
Deferred tax liabilities:
Property and equipment	$126.6	$118.9
Goodwill	72.8	57.7
Other intangible assets	32.9	37.8
Long-term contracts	20.2	18.8
Gain on remeasurement of equity investee	10.9	11.2
Other	15.3	16.4
Total deferred tax liabilities	$278.7	$260.8
Net deferred tax liabilities	$(166.6)	$(169.6)

(a)
The table above presents the valuation allowances and related deferred tax assets on a gross basis as of both December 31, 2016 and 2015, whereas in 2015, a portion of the valuation allowances and related deferred tax assets were presented on a net basis.

Total net current and long-term deferred tax balances included in the Company’s consolidated balance sheets as of the dates indicated were as follows (in millions):

	December 31,
	2016	2015
Current deferred tax assets, net (included within other current assets)	$11.8	$19.2
Long-term deferred tax liabilities, net	(178.4)	(188.8)
Net deferred tax liabilities	$(166.6)	$(169.6)
In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. The Company’s valuation allowances as of December 31, 2016 and 2015 are related primarily to state and foreign net operating loss carryforwards and to unrealized gains and losses. The Company’s state net operating loss carryforwards, which may be carried forward between 5 and 20 years depending on the jurisdiction, totaled approximately $9.0 million and $9.6 million as of December 31, 2016 and 2015, respectively. The Company’s foreign net operating loss carryforwards, which are primarily related to the Company’s Canadian operations, totaled approximately $22.7 million and $16.5 million as of December 31, 2016 and 2015, respectively. The Canadian net operating loss carryforwards, which make up the majority of the foreign net operating loss carryforwards, begin to expire in 2033. The Company’s federal net operating loss carryforwards, which begin to expire in 2022, totaled approximately $0.5 million and $3.8 million as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, the Company has not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings, which generally become subject to U.S. taxation upon remittance of dividends and certain other circumstances, are considered to be insignificant and are intended to be indefinitely reinvested outside the United States. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future.
A reconciliation of the U.S. statutory federal income tax rate related to pretax income from continuing operations to the effective tax rate for the periods indicated is as follows:

	For the Years Ended December 31,
	2016	2015	2014
U.S. statutory federal rate applied to pretax income (loss)	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.6	(1.0)	3.7
Foreign tax rate differential	(0.1)	(14.4)	(1.3)
Non-deductible expenses	4.4	(13.5)	3.4
Goodwill and intangible assets	(0.7)	(17.7)	0.0
Change in tax rate	(1.9)	(3.6)	(0.7)
Domestic production activities deduction	(2.9)	(1.0)	(1.6)
Other	(0.1)	(1.4)	(0.1)
Valuation allowance for deferred tax assets	4.3	0.0	0.1
Effective income tax rate	40.6%	(17.6)%	38.5%
An entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company's financial statements. Management believes that the Company has not taken material tax positions that would be deemed to be "uncertain," therefore, the Company has not established a liability for uncertain tax positions for the years ended December 31, 2016 or 2015.
The IRS has completed examinations of the Company’s federal income tax returns through the calendar year 2013. Certain state taxing authorities are examining various years. The final outcome of these examinations is not yet determinable. With few exceptions, as of December 31, 2016, the Company is no longer subject to U.S. federal or state examinations by taxing authorities for years before 2013.
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure primarily for wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, distribution infrastructure for electrical utilities, among others. MasTec performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of industrial infrastructure. The Other segment includes equity investees, the services of which vary from those provided by the Company’s four primary segments, as well as other small business units that perform construction and other services for a variety of international end-markets.
The accounting policies of the reportable segments are the same as those described in Note 1 - Business, Basis of Presentation and Significant

Accounting Policies. Intercompany revenue and costs among the reportable segments are de minimis and accounted for as if the sales were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenue and costs between entities within a reportable segment are eliminated to arrive at segment totals. Eliminations between segments are separately presented. Corporate results include amounts related to Corporate functions such as administrative costs, professional fees, acquisition-related transaction costs (exclusive of acquisition integration costs, which are included within the segment results of the acquired business), and other discrete items, such as goodwill and intangible asset impairment. Segment results include certain allocations of centralized costs such as general liability, medical and workers’ compensation insurance and certain information technology costs. Income tax expense is managed by Corporate on a consolidated basis and is not allocated to the reportable segments.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. The Company believes these non-U.S. GAAP measures provide meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core operating results for its reportable segments, as well as items that can vary widely across different industries or among companies within the same industry, and for non-cash stock-based compensation expense, can also be subject to market volatility or variations in the value of shares granted. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.
For the year ended December 31, 2016: Oil and Gas segment EBITDA included a previously disclosed first quarter project loss of $13.5 million on a western Canadian oil and gas project and restructuring charges of $6.3 million to streamline certain western Canadian oil and gas operations; Electrical Transmission EBITDA included a previously disclosed first quarter project loss of $15.1 million and restructuring charges of $8.9 million to streamline business operations; and Other segment EBITDA included $5.1 million of project losses on a proportionately consolidated non-controlled Canadian joint venture, for which we have minimal direct construction involvement.
For the year ended December 31, 2015: Communications segment EBITDA included $17.8 million of WesTower acquisition integration costs; Electrical Transmission segment EBITDA included a $12.2 million charge relating to a court mandated mediation settlement; Other segment EBITDA included $16.3 million of Canadian joint venture project losses and $4.4 million of recognized unrealized losses on the Waha JVs interest rate swaps; Corporate segment EBITDA included $78.6 million of goodwill and intangible asset impairment and $16.5 million of Audit Committee independent investigation costs; and Power Generation and Industrial segment EBITDA included $21.4 million of losses on a Canadian wind project. For the year ended December 31, 2014, Communications segment EBITDA included $5.3 million of WesTower acquisition integration costs.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables (in millions):

	For the Years Ended December 31,
Revenue:	2016	2015	2014
Communications (a)	$2,323.6	$1,973.2	$2,041.0
Oil and Gas	2,024.4	1,495.1	1,731.4
Electrical Transmission	383.8	341.5	471.9
Power Generation and Industrial	405.7	381.6	357.0
Other	15.9	24.1	14.7
Eliminations	(18.7)	(7.2)	(4.2)
Consolidated revenue	$5,134.7	$4,208.3	$4,611.8

(a)	Revenue generated primarily by utilities customers represented 11.1%, 10.6% and 6.8% of Communications segment revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

	For the Years Ended December 31,
EBITDA - Continuing Operations:	2016	2015	2014
Communications	$244.6	$194.8	$204.0
Oil and Gas	297.3	157.0	195.1
Electrical Transmission	(42.9)	(71.3)	45.0
Power Generation and Industrial	18.3	8.8	14.2
Other	(2.6)	(18.8)	(1.2)
Corporate	(73.1)	(120.5)	(53.4)
Consolidated EBITDA - Continuing operations	$441.5	$150.0	$403.7

	For the Years Ended December 31,
Depreciation and Amortization:	2016	2015	2014
Communications	$50.3	$50.6	$42.6
Oil and Gas	78.4	84.5	82.8
Electrical Transmission	23.2	21.1	17.1
Power Generation and Industrial	6.2	6.6	6.4
Other	0.1	0.1	—
Corporate	6.7	6.8	5.6
Consolidated depreciation and amortization	$164.9	$169.7	$154.5

	As of December 31,
Assets:	2016	2015	2014
Communications	$1,156.9	$1,032.2	$1,197.4
Oil and Gas	1,267.2	1,131.4	1,389.5
Electrical Transmission	419.1	409.1	489.5
Power Generation and Industrial	268.1	252.5	340.1
Other	27.7	34.3	24.6
Corporate (a)	44.1	67.8	109.7
Consolidated segment assets	$3,183.1	$2,927.3	$3,550.8

(a)	Corporate segment assets as of December 31, 2015 and 2014 have been recast to reflect the adoption of ASU 2015-03, as discussed in Note 7 - Debt.

	For the Years Ended December 31,
Capital Expenditures:	2016	2015	2014
Communications	$28.5	$25.8	$23.4
Oil and Gas	64.0	38.1	44.2
Electrical Transmission	19.8	13.0	25.8
Power Generation and Industrial	3.4	3.5	6.7
Other	0.3	0.2	—
Corporate	1.1	3.8	9.2
Consolidated capital expenditures	$117.1	$84.4	$109.3
The following table presents a reconciliation of consolidated income (loss) from continuing operations before income taxes to EBITDA:

	For the Years Ended December 31,
EBITDA Reconciliation:	2016	2015	2014
Income (loss) from continuing operations before income taxes	$225.8	$(67.7)	$198.4
Plus:
Interest expense, net	50.7	48.1	50.8
Depreciation and amortization	164.9	169.7	154.5
EBITDA - Continuing operations	$441.5	$150.0	$403.7

Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico. For the years ended December 31, 2016, 2015 and 2014, revenue of $4.9 billion, $3.6 billion and $3.9 billion, respectively, was derived from U.S. operations, and revenue of $279.7 million, $574.8 million and $699.9 million, respectively, was derived from foreign operations, primarily in Canada. The majority of the Company’s foreign operations during the years ended December 31, 2016, 2015 and 2014 were in the Company’s Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $475.3 million, $464.6 million and $494.1 million as of December 31, 2016, 2015 and 2014, respectively. Long-lived assets held in foreign countries, primarily in Canada, included property and equipment, net, of $73.8 million, $94.1 million and $129.0 million as of December 31, 2016, 2015 and 2014, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.1 billion as of each December 31, 2016, 2015 and 2014, and, for the Company’s businesses in foreign countries, primarily in Canada, totaled $107.8 million, $107.3 million and $227.7 million, respectively. Amounts due from customers from which foreign revenue was derived accounted for approximately 8%, 17% and 20%, respectively, of the Company’s consolidated net accounts receivable position as of December 31, 2016, 2015 and 2014, which represents accounts receivable, net, less BIEC.

Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Years Ended December 31,
	2016	2015	2014
Customer:
AT&T (including DIRECTV®) (a)	34%	32%	33%
Energy Transfer affiliates (b)	27%	7%	6%

(a)
The Company’s relationship with AT&T is based upon multiple separate master service agreements, other service agreements and construction/installation contracts for AT&T’s: (i) wireless business; (ii) wireline/fiber business; and (iii) home security and automation businesses; and for DIRECTV® services, is based upon an agreement to provide installation and maintenance services. Revenue from AT&T is included in the Communications segment.

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
Wrigley v. MasTec, Inc. In May 2015, a putative class action lawsuit (the “Lawsuit”), Wrigley v. MasTec, Inc., et. al. (Case No. 1:15-cv-21740) was filed in the United States District Court, Southern District of Florida, naming the Company, the Company’s Chief Executive Officer, José R. Mas, and the Company’s Chief Financial Officer, George L. Pita, as defendants. In August 2015, co-lead plaintiffs were appointed, and an amended complaint was filed in October 2015. The Lawsuit was purportedly brought by a shareholder, both individually and on behalf of a putative class of shareholders, alleging violations of the federal securities laws arising from alleged false or misleading statements contained in, or alleged material omissions from, certain of the Company’s filings with the Securities and Exchange Commission (the “SEC”) and other statements, in each case with respect to accounting matters that are the subject of the Audit Committee’s independent internal investigation. The amended complaint sought damages stemming from losses Plaintiffs claim to have suffered as a result of purchasing Company securities at an allegedly inflated market price. Although a motion to dismiss was granted in September 2016 without prejudice, the Plaintiffs retain the opportunity to file a second amended complaint. The Company believes that the Lawsuit was without merit.
Other Commitments and Contingencies
Regulatory Matters. As previously disclosed, the Company self-reported to the staff of the SEC (the “Staff”) regarding the previously disclosed Audit Committee’s independent investigation. On December 2, 2015, the Company was notified by the Staff that it had commenced a formal civil investigation relating to the previously disclosed adjustments to the 2014 consolidated financial statements and Audit Committee independent investigation. On November 16, 2016, the Company was notified by the Staff that it did not intend to recommend an enforcement action by the SEC against the Company.
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s cost and equity investees, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2016 and 2015, there were $314.3 million and $292.8 million, respectively, of letters of credit issued under the Company’s Credit Facility. The Company is not aware of material claims relating to its outstanding letters of credit as of December 31, 2016 or 2015.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2016, the estimated cost to complete projects secured by the Company’s $72.9 million in performance and payment bonds was $9.5 million. As of December 31, 2015, the estimated cost to complete projects secured by the Company’s $539.3 million in performance and payment bonds was $36.0 million. These amounts do not include performance and payment bonds associated with the Company’s equity investees.
Cost and Equity Investees and Other Entities. The Company holds a 35% undivided interest in a proportionately consolidated non-controlled

Canadian contractual joint venture that provides civil construction infrastructure services, which is managed by a third party, automatically terminates upon completion of the project, and for which we have minimal direct construction involvement. The Company also holds undivided interests of 85%, 85% and 90%, respectively, in three proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of December 31, 2016, the Company was not aware of circumstances that would reasonably lead to material future claims against it in connection with these arrangements.
The Company has other investment arrangements, as discussed in Note 4 - Fair Value of Financial Instruments. From time to time, the Company may incur costs or provide financing, performance, financial and/or other guarantees to or in connection with its investees.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of December 31, 2016 and 2015, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $85.8 million and $76.1 million, respectively, of which $55.2 million and $47.5 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims as of December 31, 2016 and 2015 totaled $2.6 million and $1.6 million, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $85.1 million and $83.2 million as of December 31, 2016 and 2015, respectively. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets, amounted to $1.5 million and $1.3 million for these policies as of December 31, 2016 and 2015, respectively. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $13.5 million and $13.4 million as of December 31, 2016 and 2015, respectively.
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
Collective Bargaining Agreements and Multiemployer Plans. As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to MEPPs. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multiemployer pension plans, subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. The Company currently contributes, and in the past has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. Other than the Company’s 2011 withdrawal from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), as discussed below, and certain other underfunded plans, also discussed below, the Company does not have plans to withdraw from, and, other than Central States, is not aware of related liabilities associated with these plans. However, there can be no assurance that the Company will not be assessed liabilities in the future.
Based upon the information available to the Company from plan administrators as of December 31, 2016, several of the multiemployer pension plans in which it participates are underfunded and, as a result, the Company could be required to increase its contributions, including in the form of a surcharge on future benefit contributions. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans. In November 2014, the Company, along with other members of the Pipe Line Contractors Association (the “PLCA”), voluntarily terminated its participation in several defined benefit multiemployer pension plans. Additionally, in November 2011, the Company, along with other members of the PLCA, voluntarily withdrew from Central States, for which a $6.4 million withdrawal liability was established as of the date of withdrawal. In the first quarter of 2016, the Company paid $3.0 million, which represented the balance of the recorded withdrawal liability. The Company is in arbitration to determine if there is any remaining liability owed on this withdrawal liability, or whether the amount can be further reduced based on arguments available to the Company. Although the Company does not expect this amount, whether an increase or a decrease, if any, to be material, there can be no assurance as to the final determination.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2016 and 2015, the Company was not aware of material asserted or unasserted claims in connection with these indemnity obligations.
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

Concentrations of Risk. The Company is subject to certain risk factors, including, but not limited to: risks related to fluctuations in the market price of oil and/or natural gas; changes in customers’ capital spending plans; the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice; customer consolidation; seasonality; adverse weather conditions; fluctuations in geographic or other operational factors; economic downturns; technological, legislative and/or regulatory changes affecting the Company’s businesses; competition; exposure related to foreign operations; collectibility of receivables; exposure from system or information technology interruptions; acquisition integration and financing; recoverability of goodwill; availability of qualified employees; exposure to litigation; exposure to multiemployer pension plan liabilities; and potential exposure to environmental liabilities. The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and maintains a diverse customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, local and long distance carriers and government entities. The industries served by MasTec’s customers include, among others: communications (including wireless, wireline/fiber and satellite communications) and utilities (including petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; and industrial infrastructure). The Company had approximately 460 customers for the year ended December 31, 2016. As of December 31, 2016 and 2015 one customer accounted for approximately 24% and 12%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC. As of December 31, 2016, a separate customer accounted for approximately 17% of the Company’s consolidated net accounts receivable position. In addition, the Company derived 76%, 61% and 66%, of its revenue from its top ten customers for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 15 - Related Party Transactions
For the years ended December 31, 2016, 2015, and 2014 revenue recognized by the Company’s Pacer subsidiary for work performed for a contractual joint venture in which it holds a 35% undivided interest totaled $1.0 million, $2.1 million and $1.7 million, respectively. As of December 31, 2016 and 2015, receivables from this contractual joint venture totaled $0.7 million and $1.2 million, respectively. Related performance guarantees as of both December 31, 2016 and 2015 totaled Canadian $132.1 million (or approximately $98.3 million and $95.4 million, respectively), based on the full contract value of the project, of which approximately 80% had been completed as of December 31, 2016. In addition, for the year ended December 31, 2016, the Company provided $6.8 million of project-related financing in connection with this contractual joint venture. As of December 31, 2016, there were no additional amounts committed.
The Company has undivided interests of 85%, 85% and 90%, respectively, in three proportionately consolidated non-controlled contractual joint ventures that provide electrical transmission infrastructure services, for which the Company and its respective joint venture partners equally share voting and decision-making control.
For the year ended December 31, 2016, MasTec paid CCP, an entity in which the Company has a cost method investment, approximately $24.5 million, net of rebates of approximately $0.4 million, for equipment supplies, rentals, leases and servicing. For the years ended December 31, 2015 and 2014, MasTec paid CCP approximately $10.6 million and $6.3 million, respectively. As of December 31, 2016 and 2015, related payables totaled approximately $1.5 million and $0.6 million, respectively.
MasTec entered into a subcontracting arrangement in the first quarter of 2016 for the performance of construction services with an entity, the minority owners of which include an entity controlled by Jorge Mas, MasTec’s Chairman of the Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, along with two members of the management of a subsidiary of the Company. For the year ended December 31, 2016, MasTec incurred $12.9 million of expenses under this subcontracting arrangement and sold equipment totaling $0.3 million to this entity. As of December 31, 2016, related amounts payable totaled $0.1 million.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a majority interest. For each of the years ended December 31, 2016 and 2015, MasTec charged approximately $0.8 million to this customer, and in 2014, charged approximately $0.7 million to this customer. As of December 31, 2016 and 2015, outstanding receivables from employee leasing arrangements with this customer totaled $0.2 million and $0.1 million, respectively. The Company also provides satellite communication services to this customer. For each of the years ended December 31, 2016 and 2015, revenue from satellite communication services provided to this customer totaled approximately $0.9 million, and in 2014, totaled approximately $1.0 million. As of December 31, 2016 and 2015, receivables totaled approximately $0.4 million and $0.3 million, respectively.
MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and José R. Mas. For each of the years ended December 31, 2016, 2015 and 2014, lease payments associated with this property totaled approximately $48,000.
The Company entered into a leasing arrangement in 2015 with a third party that leases an aircraft from a Company owned by Jorge Mas. For the year ended December 31, 2016, the Company paid $2.6 million under this leasing arrangement, and in 2015, payments under this arrangement were de minimis. As of December 31, 2016, related amounts payable were de minimis.
For the years ended December 31, 2016, 2015 and 2014, related party lease payments for operational facilities and equipment, typically associated with members of subsidiary management, totaled approximately $43.3 million, $22.1 million and $12.2 million, respectively. Payables associated with related party leases totaled approximately $0.3 million and $0.1 million as of December 31, 2016 and 2015, respectively. In addition, related party payments for various types of supplies and services, including ancillary construction services, project-related site restoration, and marketing and business development activities associated with members of subsidiary management totaled approximately $27.7 million, $10.5 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, related payables totaled approximately $3.7 million and $2.1 million, respectively.
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
Split Dollar Agreements
MasTec has a split dollar agreement with Jorge Mas, under which MasTec is the sole owner of the policies subject to the agreement. The Company makes the premium payments under each of the policies. Upon the death of Jorge Mas or the survivor of Jorge Mas and his wife (collectively, the “Jorge Mas insureds”) under the applicable policy, MasTec is entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit is payable to the Jorge Mas trust or other beneficiary designated by the trustees. In the event of the Company’s bankruptcy or dissolution, the Jorge Mas trust shall have the assignable option to purchase the policies subject to the split dollar agreement from the Company. The purchase price for each policy shall be the greater of either the total premiums paid by the Company for the policy, or the then cash value of the policy, excluding surrender charges or other similar charges or reductions. The total maximum face amount of the insurance policies subject to the split dollar agreement is capped at $200 million. The Company is designated as the named fiduciary under the split dollar agreement, and the policy may not be surrendered without the express written consent of the Jorge Mas trust.
MasTec also has a split dollar agreement with José R. Mas, under which MasTec is the sole owner of each of the policies subject to the agreement. The Company makes the premium payments under each of the policies. Upon the death of José R. Mas or the survivor of José R. Mas and his wife (collectively, the “José R. Mas insureds”) under the applicable policy, MasTec is entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit is payable to the Jose Mas trust or other beneficiary designated by the trustees. In the event of the Company’s bankruptcy or dissolution, the Jose Mas trust shall have the assignable option to purchase the policies subject to the split dollar agreement from the Company. The purchase price for each policy shall be the greater of either the total premiums paid by the Company for the policy, or the then cash value of the policy, excluding surrender charges or other similar charges or reductions. The total maximum face amount of the insurance policies subject to the split dollar agreement is capped at $75 million. The Company is designated as the named fiduciary under the split dollar agreement, and the policy may not be surrendered without the express written consent of the Jose Mas trust.
In connection with the split dollar agreement for Jorge Mas, the Company paid approximately $1.1 million in each of the years ended December 31, 2016, 2015 and 2014. In connection with the split dollar agreement for José R. Mas, the Company paid approximately $0.7 million in each of the years ended December 31, 2016 and 2015, and for the year ended December 31, 2014, the Company received $0.1 million of proceeds from policies surrendered, net of premiums paid. As of December 31, 2016 and 2015, life insurance assets associated with these agreements totaled $14.8 million and $13.0 million, respectively, which were included within other long-term assets.
Note 16 – Quarterly Information (Unaudited)
The following table presents selected unaudited quarterly operating results for the years ended December 31, 2016 and 2015 (in millions, except per share data). The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and notes thereto. The sum of the individual quarterly amounts to the full year amounts as disclosed below may contain slight summation differences due to rounding.

	For the 2016 Quarters Ended				For the 2015 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenue	$974.2	$1,232.4	$1,586.2	$1,341.9	$1,003.3	$1,066.6	$1,111.0	$1,027.4
Costs of revenue, excluding depreciation and amortization	$884.4	$1,068.2	$1,369.0	$1,120.6	$886.4	$945.9	$972.7	$916.3
Net (loss) income	$(2.9)	$24.4	$56.5	$55.9	$(6.4)	$(3.8)	$7.4	$(76.9)
Net (loss) income attributable to MasTec, Inc.	$(2.7)	$24.1	$56.3	$53.6	$(6.3)	$(3.7)	$7.6	$(76.7)
(Loss) earnings per share from continuing operations:
Basic	$(0.03)	$0.30	$0.70	$0.67	$(0.08)	$(0.05)	$0.10	$(0.96)
Diluted	$(0.03)	$0.30	$0.69	$0.66	$(0.08)	$(0.05)	$0.09	$(0.96)
Certain transactions affecting comparisons of the Company’s quarterly results include the effects of:

(i)	Restructuring charges, pretax, totaling $4.1 million, $5.1 million, $4.7 million and $1.4 million in the first, second, third, and fourth quarters of 2016, respectively;

(ii)
Project losses on a proportionately consolidated non-controlled Canadian joint venture, pretax, totaling $5.1 million in the third quarter of 2016, and totaling $5.5 million, $2.8 million and $8.0 million in the first, third and fourth quarters of 2015, respectively;

(iii)	Goodwill and intangible asset impairment, pretax, totaling $78.6 million in the fourth quarter of 2015;

(iv)	WesTower acquisition integration costs, pretax, totaling $8.8 million, $7.8 million and $1.2 million in the first, second and third quarters of 2015, respectively;

(v)
Audit Committee independent investigation related costs, pretax, totaling $3.0 million, $7.5 million, $4.1 million and $2.8 million in the first, second, third, and fourth quarters of 2015, respectively;

(vi)	A court-mandated mediation settlement charge of $12.2 million, pretax, in the third quarter of 2015;

(vii)	A recognized unrealized loss on interest rate swaps incurred by the Waha JVs of $4.4 million, pretax, in the fourth quarter of 2015; and

(viii)	Income tax expense of $2.8 million, primarily incurred in the second quarter of 2015, resulting from a tax law change in Alberta.
Note 17 – Supplemental Guarantor Condensed Consolidating Financial Information
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
The following supplemental financial information sets forth the condensed consolidating balance sheets and the condensed consolidating statements of operations and comprehensive income (loss) and cash flows for MasTec, Inc., the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the eliminations necessary to arrive at the information for the Company as reported on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among MasTec, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Investments in subsidiaries are accounted for using the equity method for this presentation.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Year Ended December 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$4,790.9	$407.0	$(63.2)	$5,134.7
Costs of revenue, excluding depreciation and amortization	—	4,121.0	384.3	(63.2)	4,442.1
Depreciation and amortization	—	131.6	33.3	—	164.9
General and administrative expenses	2.4	234.0	25.0	—	261.4
Interest expense (income), net	—	111.9	(61.2)	—	50.7
Equity in earnings of unconsolidated affiliates	—	—	(3.5)	—	(3.5)
Other income, net	—	—	(6.8)	—	(6.8)
(Loss) income from continuing operations before income taxes	$(2.4)	$192.4	$35.9	$—	$225.8
Benefit from (provision for) income taxes	0.9	(66.8)	(25.9)	—	(91.8)
Net (loss) income from continuing operations	$(1.5)	$125.6	$10.0	$—	$134.0
Equity in income from subsidiaries, net of tax	132.8	—	—	(132.8)	—
Net income (loss)	$131.3	$125.6	$10.0	$(132.8)	$134.0
Net income attributable to non-controlling interests	—	—	2.8	—	2.8
Net income (loss) attributable to MasTec, Inc.	$131.3	$125.6	$7.2	$(132.8)	$131.3
Comprehensive income (loss)	$137.8	$125.6	$16.5	$(139.3)	$140.6

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Year Ended December 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$3,527.0	$689.7	$(8.4)	$4,208.3
Costs of revenue, excluding depreciation and amortization	—	3,073.6	656.1	(8.4)	3,721.3
Depreciation and amortization	—	130.6	39.1	—	169.7
Goodwill and intangible asset impairment	—	—	78.6	—	78.6
General and administrative expenses	2.1	235.4	28.4	—	265.9
Interest expense (income), net	—	111.0	(62.9)	—	48.1
Equity in losses of unconsolidated affiliates	—	—	8.0	—	8.0
Other income, net	—	(6.2)	(9.3)	—	(15.5)
(Loss) income from continuing operations before income taxes	$(2.1)	$(17.4)	$(48.3)	$—	$(67.7)
Benefit from (provision for) income taxes	1.1	9.3	(22.3)	—	(12.0)
Net (loss) income from continuing operations	$(1.0)	$(8.1)	$(70.6)	$—	$(79.7)
Equity in loss from subsidiaries, net of tax	(78.1)	—	—	78.1	—
Net (loss) income	$(79.1)	$(8.1)	$(70.6)	$78.1	$(79.7)
Net loss attributable to non-controlling interests	—	—	(0.6)	—	(0.6)
Net (loss) income attributable to MasTec, Inc.	$(79.1)	$(8.1)	$(70.0)	$78.1	$(79.1)
Comprehensive (loss) income	$(117.5)	$(8.1)	$(109.0)	$116.5	$(118.1)

For the Year Ended December 31, 2014	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$3,768.4	$847.7	$(4.3)	$4,611.8
Costs of revenue, excluding depreciation and amortization	—	3,226.2	756.1	(4.3)	3,978.0
Depreciation and amortization	—	119.3	35.2	—	154.5
General and administrative expenses	2.5	208.5	27.3	—	238.3
Interest expense, net	—	47.8	3.0	—	50.8
Equity in losses of unconsolidated affiliates	—	—	0.3	—	0.3
Other income, net	—	(1.9)	(6.6)	—	(8.5)
(Loss) income from continuing operations before income taxes	$(2.5)	$168.5	$32.4	$—	$198.4
Benefit from (provision for) income taxes	1.0	(70.6)	(6.8)	—	(76.4)
Net (loss) income from continuing operations	$(1.5)	$97.9	$25.6	$—	$122.0
Net loss from discontinued operations	—	—	(6.5)	—	(6.5)
Equity in income from subsidiaries, net of tax	117.4	—	—	(117.4)	—
Net income (loss)	$115.9	$97.9	$19.1	$(117.4)	$115.5
Net loss attributable to non-controlling interests	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to MasTec, Inc.	$115.9	$97.9	$19.5	$(117.4)	$115.9
Comprehensive income (loss)	$95.2	$97.9	$(1.6)	$(96.7)	$94.8

CONDENSED CONSOLIDATING BALANCE SHEETS (in millions)

As of December 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,256.3	$175.8	$(29.6)	$1,402.5
Property and equipment, net	—	456.6	92.5	—	549.1
Goodwill and other intangible assets, net	—	1,037.4	138.2	—	1,175.6
Investments in and advances to consolidated affiliates, net	1,083.9	625.9	861.2	(2,571.0)	—
Other long-term assets	12.6	25.3	18.0	—	55.9
Total assets	$1,096.5	$3,401.5	$1,285.7	$(2,600.6)	$3,183.1
Liabilities and equity
Total current liabilities	$—	$759.7	$109.9	$(29.6)	$840.0
Long-term debt	—	938.7	22.7	—	961.4
Other long-term liabilities	—	256.2	21.9	—	278.1
Total liabilities	$—	$1,954.6	$154.5	$(29.6)	$2,079.5
Total equity	$1,096.5	$1,446.9	$1,131.2	$(2,571.0)	$1,103.6
Total liabilities and equity	$1,096.5	$3,401.5	$1,285.7	$(2,600.6)	$3,183.1

As of December 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$927.4	$202.4	$—	$1,129.8
Property and equipment, net	—	448.2	110.5	—	558.7
Goodwill and other intangible assets, net	—	1,047.5	140.4	—	1,187.9
Investments in and advances to consolidated affiliates, net	930.3	527.2	930.0	(2,387.5)	—
Other long-term assets	9.3	24.3	17.3	—	51.0
Total assets	$939.6	$2,974.6	$1,400.6	$(2,387.5)	$2,927.3
Liabilities and equity
Total current liabilities	$—	$632.9	$119.6	$—	$752.5
Long-term debt	—	900.1	32.8	—	932.9
Other long-term liabilities	—	275.6	23.0	—	298.5
Total liabilities	$—	$1,808.6	$175.4	$—	$1,984.0
Total equity	$939.6	$1,166.0	$1,225.2	$(2,387.5)	$943.4
Total liabilities and equity	$939.6	$2,974.6	$1,400.6	$(2,387.5)	$2,927.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$130.4	$75.2	$—	$205.6
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(4.1)	—	—	(4.1)
Capital expenditures	—	(106.2)	(10.9)	—	(117.1)
Proceeds from sale of property and equipment	—	7.5	3.7	—	11.2
Payments for investments, net	—	(3.9)	(27.1)	—	(31.0)
Net cash used in investing activities	$—	$(106.7)	$(34.3)	$—	$(141.0)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	—	1,553.4	128.0	—	1,681.4
Repayments of credit facilities	—	(1,496.6)	(130.5)	—	(1,627.1)
Repayments of other borrowings and capital lease obligations	—	(50.3)	(18.4)	—	(68.7)
Proceeds from stock-based awards, net	4.2	—	—	—	4.2
Excess tax benefit from stock-based compensation	0.1	—	—	—	0.1
Payments of acquisition-related contingent consideration	—	(16.6)	(3.2)	—	(19.8)
Other financing activities, net	—	(0.1)	0.5	—	0.4
Net financing activities and advances (to) from consolidated affiliates	(4.3)	10.0	(5.7)	—	—
Net cash used in financing activities	$—	$(0.2)	$(29.3)	$—	$(29.5)
Effect of currency translation on cash	—	—	(1.3)	—	(1.3)
Net increase in cash and cash equivalents	$—	$23.5	$10.3	$—	$33.8
Cash and cash equivalents - beginning of period	—	4.8	0.2	—	5.0
Cash and cash equivalents - end of period	$—	$28.3	$10.5	$—	$38.8

For the Year Ended December 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$0.9	$358.5	$8.0	$—	$367.4
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(0.1)	—	—	(0.1)
Capital expenditures	—	(71.9)	(12.5)	—	(84.4)
Proceeds from sale of property and equipment	—	10.5	3.4	—	13.9
Payments for investments, net	(1.9)	—	(56.3)	—	(58.1)
Net cash used in investing activities	$(1.9)	$(61.5)	$(65.4)	$—	$(128.7)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	—	1,097.3	605.1	—	1,702.4
Repayments of credit facilities	—	(1,154.3)	(587.8)	—	(1,742.1)
Repayments of other borrowings and capital lease obligations	—	(54.3)	(16.6)	—	(70.9)
Repurchase of common stock	(100.0)	—	—	—	(100.0)
Proceeds from stock-based awards, net	2.7	(1.1)	—	—	1.6
Excess tax benefit from stock-based compensation	—	0.1	—	—	0.1
Payments of acquisition-related contingent consideration	—	(37.3)	(10.2)	—	(47.5)
Other financing activities, net	—	(2.4)	—	—	(2.4)
Net financing activities and advances from (to) consolidated affiliates	98.3	(158.7)	60.4	—	—
Net cash provided by (used in) financing activities	$1.0	$(310.7)	$50.9	$—	$(258.9)
Effect of currency translation on cash	—	—	1.1	—	1.1
Net decrease in cash and cash equivalents	$—	$(13.7)	$(5.4)	$—	$(19.1)
Cash and cash equivalents - beginning of period	—	18.5	5.6	—	24.1
Cash and cash equivalents - end of period	$—	$4.8	$0.2	$—	$5.0

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2014	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$(0.5)	$251.9	$71.6	$—	$323.0
Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net of cash acquired	—	(222.7)	(122.9)	—	(345.6)
Capital expenditures	—	(84.8)	(24.5)	—	(109.3)
Proceeds from sale of property and equipment	—	14.3	2.4	—	16.7
Payments for investments, net	(1.0)	(0.1)	—	—	(1.1)
Net cash used in investing activities	$(1.0)	$(293.3)	$(145.0)	$—	$(439.3)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	—	1,894.4	491.6	—	2,386.0
Repayments of credit facilities	—	(1,410.0)	(529.6)	—	(1,939.6)
Repayments of senior convertible notes	—	(202.3)	—	—	(202.3)
Repayments of other borrowings and capital lease obligations	—	(39.0)	(28.3)	—	(67.3)
Proceeds from stock-based awards, net	3.8	(2.7)	—	—	1.1
Excess tax benefit from stock-based compensation	—	3.7	—	—	3.7
Payments of acquisition-related contingent consideration	—	(60.3)	—	—	(60.3)
Other financing activities, net	—	(2.6)	—	—	(2.6)
Net financing activities and advances (to) from consolidated affiliates	(2.3)	(126.7)	129.0	—	—
Net cash provided by financing activities	$1.5	$54.5	$62.7	$—	$118.7
Effect of currency translation on cash	—	—	(1.3)	—	(1.3)
Net increase (decrease) in cash and cash equivalents	$—	$13.1	$(12.0)	$—	$1.1
Cash and cash equivalents - beginning of period	—	5.4	17.6	—	23.0
Cash and cash equivalents - end of period	$—	$18.5	$5.6	$—	$24.1
Note 18 – Subsequent Events

On February 22, 2017, the Company entered into an amendment to its Credit Facility (the “Amended Credit Facility”), which among other things, extended the maturity to February 2022, increased total commitments from $1.2 billion to $1.5 billion, $300 million of which may be borrowed in Canadian dollars or Mexican pesos, and a term loan in the aggregate principal amount of $400 million, of which $250 million principal amount is currently drawn, and up to an additional $150 million of which may be drawn from time to time prior to December 29, 2017. The rates applicable to commitments, borrowings and letters of credit were also modified in connection with the Amended Credit Facility.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”) in Internal Control-Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance to management and to our Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2016 and has expressed an unqualified opinion thereon as stated in their report that is included in Item 8. “Financial Statements and Supplementary Data,” of this Form 10-K.
Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
MasTec, Inc.
Coral Gables, Florida
We have audited MasTec Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MasTec Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MasTec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MasTec, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Certified Public Accountants
Miami, Florida
February 23, 2017

ITEM 9B.	OTHER INFORMATION
On February 22, 2017, we entered into the Amended Credit Facility, which among other things, extended the maturity to February 2022, increased total commitments from $1.2 billion to $1.5 billion, $300 million of which may be borrowed in Canadian dollars or Mexican pesos, and a term loan in the aggregate principal amount of $400 million, of which $250 million principal amount is currently drawn and up to an additional $150 million of which may be drawn from time to time prior to December 29, 2017. The rates applicable to commitments, borrowings and letters of credit were also modified in connection with the Amended Credit Facility. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Financial Condition, Liquidity and Capital Resources - Senior Secured Credit Facility,” which is incorporated in this Item 9B by reference, for a more complete description of the material terms and conditions of our Amended Credit Facility.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Shareholders.
We have adopted a code of business conduct and ethics, called the Code of Business Conduct and Ethics, that applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees and includes additional criteria that are applicable to our Chief Executive Officer and senior financial officers. The full text of the Code of Business Conduct and Ethics is available in the Investor section of MasTec’s website at www.mastec.com under the tab “Corporate Governance” and is available in print to any shareholder who requests it. See also Item 1. “Business - Available Information.” We intend to provide amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and principal officers on our website within four business days after such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and such information is not a part of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2016, which included: the 2013 Incentive Plan; the 2011 ESPP; and the 2013 Bargaining Units ESPP.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	N/A	N/A	5,147,674	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A		5,147,674

(1)
Under the 2013 Incentive Plan, 3,116,922 shares were available for issuance as of December 31, 2016. Under the 2011 ESPP and 2013 Bargaining Units ESPP, 1,065,233 shares and 965,519 shares, respectively, were available for issuance as of December 31, 2016.

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
The deferred cash account will be credited with interest on the cash balance at the end of each calendar quarter. The interest rate is equal to the rate of interest payable by us on our revolving credit facility, as determined as of the first day of each calendar quarter. The deferred stock account will be credited with stock dividends (or with cash dividends that are converted to deferred stock credits pursuant to the plan).
Distribution of a director’s cash and stock accounts will begin on January 15 of the year following the director’s termination of all services with us, or in the case of a change of control (as defined in the Deferred Fee Plan), in a lump sum as soon as practicable following such change of control. Distributions from the deferred cash account will be made in cash and distributions from the deferred stock account will be made in shares of MasTec’s common stock. Distributions will either be made in a lump-sum payment or in up to five consecutive installments as elected by the director.
The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Shareholders.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 46 through 87.
2.    Financial Statement Schedules - Schedule II - Valuation and Qualifying Accounts.
3.    Exhibits including those incorporated by reference:

Exhibits	Description (1)
3.1	Composite Articles of Incorporation of MasTec, Inc. filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.
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

4.11
Fourteenth Supplemental Indenture, dated as of January 7, 2016, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.11 to our Annual Report on Form 10-K filed with the SEC on February 26, 2016 and incorporated by reference herein.

4.12
Fifteenth Supplemental Indenture, dated as of September 1, 2016, by and among MasTec, Inc., the new guarantor party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2016 and incorporated by reference herein.

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

10.3+
MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on September 2, 2015 and incorporated by reference herein.

10.4
Third Amended and Restated Credit Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto, filed as Exhibit 10.29 to our Annual Report on Form 10-K/A, filed on June 22, 2012, and incorporated by reference herein.

10.5
Consolidated, Amended and Restated Subsidiary Guaranty Agreement, dated as of August 22, 2011, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.6
Security Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.7
Fourth Amended, Restated and Consolidated Pledge Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.8+
Employment Agreement, dated April 18, 2007, by and between MasTec, Inc. and Jose R. Mas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 20, 2007 and incorporated by reference herein.

10.9+
Employment Agreement, dated as of January 1, 2008, by and between MasTec, Inc. and Alberto de Cardenas, filed as Exhibit 10.53 to our Annual Report on Form 10-K filed with the SEC on February 28, 2008 and incorporated by reference herein.

10.10+
Split-Dollar Agreement, dated as of October 16, 2013, by and among MasTec, Inc., Jorge Mas, and Jose Ramon Mas and Juan Carlos Mas, as Trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 31, 2013 and incorporated by reference herein.

10.11
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

10.12+	MasTec, Inc. Bargaining Units ESPP, filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 10, 2013 and incorporated by reference herein.
10.13+	MasTec, Inc. 2013 Incentive Compensation Plan, filed with the SEC on April 10, 2013 as Annex B to our Definitive Proxy Statement on Schedule 14A and incorporated by reference herein.
10.14+
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

10.16+
Form of Non-Employee Stock Option Agreement for the MasTec, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

10.17+
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

10.19+
Split-Dollar Agreement between MasTec, Inc. and José Mas dated August 11, 2014, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated by reference herein.

10.20
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

10.21
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

10.22+	Deferred Fee Plan for Directors dated December 19, 2005, filed as Exhibit 10.38 to our Form 8-K filed with the SEC on December 23, 2005 and incorporated by reference herein.

10.23
Amendment No. 6 to Credit Agreement, dated as of May 13, 2016, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors Party thereto, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016 and incorporated by reference herein.

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21*	Subsidiaries of MasTec, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

(1)	SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expense		Other Additions		(Deductions)		Balance at End of Period
Year ended December 31, 2016
Allowance for doubtful accounts	$7.7	$2.9	(a)	$—		$(2.2)	(b)	$8.4
Costs and earnings in excess of billings allowance	6.9	9.9	(a)	—		(7.3)	(b)	9.5
Inventory valuation reserve	2.8	2.0	(c)	—		(1.3)	(d)	3.5
Valuation allowance for deferred tax assets	10.6	9.8	(e)	1.0	(f)	—		21.4
Total	$28.0	$24.6		$1.0		$(10.8)		$42.8
Year ended December 31, 2015
Allowance for doubtful accounts	$13.9	$2.1	(a)	$—		$(8.3)	(b)	$7.7
Costs and earnings in excess of billings allowance	12.5	—	(a)	—		(5.6)	(b)	6.9
Inventory valuation reserve	6.4	—	(c)	—		(3.6)	(d)	2.8
Valuation allowance for deferred tax assets	0.2	0.1	(e)	10.3	(f)	—		10.6
Total	$33.0	$2.2		$10.3		$(17.5)		$28.0
Year ended December 31, 2014
Allowance for doubtful accounts	$15.7	$1.8	(a)	$—		$(3.6)	(b)	$13.9
Costs and earnings in excess of billings allowance	10.4	2.1	(a)	—		—	(b)	12.5
Inventory valuation reserve	2.6	3.8	(c)	—		—	(d)	6.4
Valuation allowance for deferred tax assets	0.1	0.1	(e)	—		—		0.2
Total	$28.8	$7.8		$—		$(3.6)		$33.0

(a)	Provisions for doubtful accounts and costs and earnings in excess of billings.

(b)	Write-offs and reversals of uncollectible accounts receivable and non-billable costs and earnings in excess of billings.

(c)	Provision for inventory obsolescence.

(d)	Inventory write-offs.

(e)	Increase in the foreign and state tax loss carryforwards.

(f)	Additions related to unrealized gains and losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 23, 2017.

MASTEC, INC.

/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2017.

/s/ JORGE MAS	Chairman of the Board of Directors
Jorge Mas

/s/ JOSÉ R. MAS	Chief Executive Officer and Director
José R. Mas	(Principal Executive Officer)

/s/ GEORGE L. PITA	Chief Financial Officer
George L. Pita	(Principal Financial and Accounting Officer)

/s/ C. ROBERT CAMPBELL	Director
C. Robert Campbell

/s/ ERNST N. CSISZAR	Director
Ernst N. Csiszar

/s/ ROBERT J. DWYER	Director
Robert J. Dwyer

/s/ JOHN VAN HEUVELEN	Director
John Van Heuvelen

/s/ JULIA L. JOHNSON	Director
Julia L. Johnson

/s/ JAVIER PALOMAREZ	Director
Javier Palomarez

/s/ JOSÉ S. SORZANO	Director
José S. Sorzano

Exhibit Index

Exhibits	Description (1)
3.1	Composite Articles of Incorporation of MasTec, Inc. filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.
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

4.11
Fourteenth Supplemental Indenture, dated as of January 7, 2016, by and among MasTec, Inc., the new guarantors party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.11 to our Annual Report on Form 10-K filed with the SEC on February 26, 2016 and incorporated by reference herein.

4.12
Fifteenth Supplemental Indenture, dated as of September 1, 2016, by and among MasTec, Inc., the new guarantor party thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2016 and incorporated by reference herein.

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

10.3+
MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on September 2, 2015 and incorporated by reference herein.

10.4
Third Amended and Restated Credit Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto, filed as Exhibit 10.29 to our Annual Report on Form 10-K/A, filed on June 22, 2012, and incorporated by reference herein.

10.5
Consolidated, Amended and Restated Subsidiary Guaranty Agreement, dated as of August 22, 2011, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.6
Security Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.7
Fourth Amended, Restated and Consolidated Pledge Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.8+
Employment Agreement, dated April 18, 2007, by and between MasTec, Inc. and José R. Mas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 20, 2007 and incorporated by reference herein.

10.9+
Employment Agreement, dated as of January 1, 2008, by and between MasTec, Inc. and Alberto de Cardenas, filed as Exhibit 10.53 to our Annual Report on Form 10-K filed with the SEC on February 28, 2008 and incorporated by reference herein.

10.10+
Split-Dollar Agreement, dated as of October 16, 2013, by and among MasTec, Inc., Jorge Mas, and José Ramon Mas and Juan Carlos Mas, as Trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 31, 2013 and incorporated by reference herein.

10.11
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

10.12+	MasTec, Inc. Bargaining Units ESPP, filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 10, 2013 and incorporated by reference herein.
10.13+	MasTec, Inc. 2013 Incentive Compensation Plan, filed with the SEC on April 10, 2013 as Annex B to our Definitive Proxy Statement on Schedule 14A and incorporated by reference herein.
10.14+
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

10.16+
Form of Non-Employee Stock Option Agreement for the MasTec, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and incorporated by reference herein.

10.17+
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

10.19+
Split-Dollar Agreement between MasTec, Inc. and José Mas dated August 11, 2014, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated by reference herein.

10.20
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

10.21
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

10.22+	Deferred Fee Plan for Directors dated December 19, 2005, filed as Exhibit 10.38 to our Form 8-K filed with the SEC on December 23, 2005 and incorporated by reference herein.
10.23
Amendment No. 6 to Credit Agreement, dated as of May 13, 2016, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors Party thereto, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016 and incorporated by reference herein.

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21*	Subsidiaries of MasTec, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

(1)	SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan arrangement.