Form 10-Q
period 2017-03-31
MASTEC INC
filed 2017-05-04
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Commission File Number 001-08106
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of May 1, 2017, MasTec, Inc. had 82,708,618 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2017

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Revenue	$1,158,184	$974,225
Costs of revenue, excluding depreciation and amortization	971,134	884,401
Depreciation and amortization	42,904	39,008
General and administrative expenses	64,781	60,048
Interest expense, net	12,597	12,158
Equity in earnings of unconsolidated affiliates	(1,646)	(3,066)
Other expense (income), net	429	(13,356)
Income (loss) before income taxes	$67,985	$(4,968)
(Provision for) benefit from income taxes	(27,358)	2,087
Net income (loss)	$40,627	$(2,881)
Net loss attributable to non-controlling interests	(343)	(189)
Net income (loss) attributable to MasTec, Inc.	$40,970	$(2,692)

Earnings per share (Note 2):
Basic earnings (loss) per share	$0.51	$(0.03)
Basic weighted average common shares outstanding	80,697	80,156

Diluted earnings (loss) per share	$0.50	$(0.03)
Diluted weighted average common shares outstanding	82,157	80,156

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net income (loss)	$40,627	$(2,881)
Other comprehensive income (loss):
Foreign currency translation gains, net of tax	1,178	5,624
Unrealized gains (losses) on equity investee activity, net of tax	636	(8,010)
Comprehensive income (loss)	$42,441	$(5,267)
Comprehensive loss attributable to non-controlling interests	(343)	(189)
Comprehensive income (loss) attributable to MasTec, Inc.	$42,784	$(5,078)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$15,687	$38,767
Accounts receivable, net of allowance	1,086,108	1,156,031
Inventories, net	99,652	111,031
Prepaid expenses	35,867	41,548
Other current assets	29,785	55,109
Total current assets	$1,267,099	$1,402,486
Property and equipment, net	570,479	549,084
Goodwill, net	996,383	995,874
Other intangible assets, net	176,031	179,711
Other long-term assets	105,842	55,977
Total assets	$3,115,834	$3,183,132
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$62,693	$64,600
Accounts payable	294,284	363,668
Accrued salaries and wages	60,414	67,126
Other accrued expenses	126,686	112,291
Billings in excess of costs and earnings	181,137	161,459
Other current liabilities	88,046	70,846
Total current liabilities	$813,260	$839,990
Long-term debt	893,362	961,379
Long-term deferred tax liabilities, net	175,033	178,355
Other long-term liabilities	86,373	99,774
Total liabilities	$1,968,028	$2,079,498
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 90,787,596 and 90,634,771 (including 1,792,659 and 1,927,286 of unvested restricted shares) as of March 31, 2017 and December 31, 2016, respectively	9,079	9,063
Capital surplus	791,910	788,914
Retained earnings	550,911	509,941
Accumulated other comprehensive loss	(64,000)	(65,814)
Treasury stock, at cost: 8,094,004 shares as of both March 31, 2017 and December 31, 2016	(145,573)	(145,573)
Total MasTec, Inc. shareholders’ equity	$1,142,327	$1,096,531
Non-controlling interests	$5,479	$7,103
Total equity	$1,147,806	$1,103,634
Total liabilities and equity	$3,115,834	$3,183,132

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$40,627	$(2,881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,904	39,008
Non-cash interest expense, net	870	736
Non-cash stock-based compensation expense	3,773	3,523
Provision for (benefit from) deferred income taxes	8,403	(4,369)
Equity in earnings of unconsolidated affiliates	(1,646)	(3,066)
Gains on sales of assets, net, including estimated losses on fixed assets held-for-sale	(57)	(1,025)
Other non-cash items, net	288	633
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	73,723	(54,992)
Inventories	21,404	(9,090)
Other assets, current and long-term portion	2,190	28,843
Accounts payable and accrued expenses	(74,121)	23,245
Billings in excess of costs and earnings	19,612	28,038
Book overdrafts	(2,187)	(3,712)
Other liabilities, current and long-term portion	18,390	(29,040)
Net cash provided by operating activities	$154,173	$15,851
Cash flows from investing activities:
Capital expenditures	(28,901)	(13,343)
Proceeds from sale of property and equipment	511	2,237
Payments for other investments	(53,347)	(1,514)
Proceeds from other investments	12,118	—
Net cash used in investing activities	$(69,619)	$(12,620)
Cash flows from financing activities:
Proceeds from credit facilities	361,743	335,747
Repayments of credit facilities	(447,112)	(320,742)
Repayments of other borrowings	(1,499)	(6,543)
Payments of capital lease obligations	(12,912)	(14,175)
Payments of financing costs	(5,973)	—
Distributions to non-controlling interests	(1,280)	—
(Payments for) proceeds from stock-based awards, net	(761)	1,817
Other financing activities, net	—	248
Net cash used in financing activities	$(107,794)	$(3,648)
Effect of currency translation on cash	160	(682)
Net decrease in cash and cash equivalents	$(23,080)	$(1,099)
Cash and cash equivalents - beginning of period	$38,767	$4,984
Cash and cash equivalents - end of period	$15,687	$3,885

Supplemental cash flow information:
Interest paid	$18,023	$15,828
Income taxes paid, net of refunds	$1,772	$2,295
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$33,916	$—
Accrued capital expenditures	$1,029	$6,806

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
Basis of Presentation
The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016 contained in the Company’s 2016 Annual Report on Form 10-K (the “2016 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading.
Principles of Consolidation
The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that MasTec consolidates are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company’s investments in entities for which the Company does not have a controlling interest, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as other long-term assets. Income or loss from these investments is recorded as a separate line item in the statements of operations. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee in transactions with third parties. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but the Company does not control the entity, the Company consolidates its proportional interest in the accounts of the entity. The cost method is used for investments in entities for which the Company does not have the ability to exert significant influence.
Management determines whether each business entity in which it has equity interests, debt, or other investments constitute a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial and other interests, among others. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. As of March 31, 2017, the Company determined that certain of its investment arrangements were VIEs; however, because it does not have the power to direct the primary activities that most significantly impact the economic performance of these VIEs, the Company is not the primary beneficiary, and accordingly, has not consolidated these VIEs.
Translation of Foreign Currencies
The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use the local currency as the functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in other income or expense, net. In these condensed unaudited consolidated financial statements, “$” means U.S. dollars unless otherwise noted.
Management Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue, less project costs of revenue, including project-related depreciation), in particular, on construction contracts accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete and the amount of probable contract price adjustments; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets; acquisition-related contingent consideration and investments in equity investees; asset lives used in computing depreciation and amortization; accrued self-insured claims; share-based compensation; other accruals and allowances; accounting for income taxes; and the estimated impact of litigation and other contingencies. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from those estimates.
Significant Accounting Policies
Revenue Recognition
Revenue is derived from construction projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company frequently provides services under unit price or fixed price master service or other service agreements. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects performed under master service and other service agreements totaled 46% and 50% of consolidated revenue for the three month periods ended March 31, 2017 and 2016, respectively. The Company also performs services under master and other service agreements on a fixed fee basis, under which MasTec furnishes specified units of service for a fixed price per unit of service and revenue is recognized as the services are rendered. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.
The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized. For the three month period ended March 31, 2017, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2016. Excluding the effects of project losses of $13.5 million on a western Canadian oil and gas project, and $15.1 million on an electrical transmission project, project profit for the three month period ended March 31, 2016 was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2015. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are completed within one year.
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats such costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, and defers costs or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of both March 31, 2017 and December 31, 2016, the Company had approximately $17 million of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings or billed accounts receivable, as appropriate, represent management’s best estimate of contract revenue that has been earned and that management believes is probable of collection. As of both March 31, 2017 and December 31, 2016, these change orders were primarily related to contracts in the Oil and Gas segment. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.
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
Recently Issued Accounting Pronouncements
There have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s 2016 Form 10-K. See below for additional discussion of recently issued accounting pronouncements.
Accounting Pronouncements Not Yet Adopted
In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-05, Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting

for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 clarifies certain guidance under Subtopic 610-20 that was issued as part of the new revenue standard, including the recognition of gains and losses on the sale or transfer of nonfinancial assets to noncustomers, and clarifies accounting for contributions of nonfinancial assets to joint ventures, among other requirements. ASU 2017-05 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of this ASU is that a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use judgment and make estimates when evaluating contract terms and other relevant facts and circumstances. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective using either the full retrospective or modified retrospective transition approach for fiscal years, and for interim periods within those years, beginning after December 15, 2017. In 2016, the FASB issued several accounting standards updates to clarify certain topics within ASU 2014-09. The Company will adopt ASU 2014-09, and its related clarifying ASUs, as of January 1, 2018.
The Company is continuing to assess the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls.  The Company’s assessment includes a detailed review of representative contracts at each of the Company’s business units and a comparison of its historical accounting policies and practices to the new standard. Based on the Company’s progress in reviewing various types of revenue arrangements, the Company expects to recognize revenue and earnings over time utilizing the cost-to-cost measure of progress for its fixed price contracts and certain master service and other service agreements, consistent with current practice.  For these contracts, the cost-to-cost measure of progress best depicts the transfer of control of goods or services to the customer under the new standard. The Company is continuing to assess the potential effect of accounting for uninstalled materials. Under the Company’s current practice, the cost of uninstalled materials is excluded from the measure of progress, unless specifically produced or fabricated for a project, and the Company is evaluating whether its current practice is consistent with the new standard.
The Company anticipates adopting the standard using the modified retrospective transition approach.  Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018.  For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings.  Any potential effect of adoption of these ASUs has not yet been quantified; however, based on the review of contracts across all of the Company’s business units to date, the adoption of these ASUs is not expected to have a material effect on the timing or amount of revenue recognized as compared to current practices.  The Company’s expectations may change as its assessment progresses, which is expected to be substantially completed in the second quarter of 2017.
Accounting Pronouncements Adopted as of January 1, 2017
The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) effective January 1, 2017. Under ASU 2016-09, excess tax benefits (“windfalls”) or tax deficiencies (“shortfalls”) are recognized in the income statement, rather than as additional paid-in-capital as under the previous guidance, and are presented as operating cash flows, rather than as a financing activity. This ASU also increased the amount of tax that can be withheld by an employer for employee tax withholdings without resulting in liability classification of an award. Payments to taxing authorities for such employee withholdings are presented as financing activities. ASU 2016-09 also allows companies to account for forfeitures of share-based payments as they occur or to estimate such amounts. The provisions of ASU 2016-09 that were applicable to the Company were adopted on a prospective basis; the retrospective requirement to classify payments to taxing authorities for employee withholdings as a financing activity was consistent with the Company’s existing methodology, therefore did not result in a change. The adoption of ASU 2016-09 is expected to result in volatility in income tax expense given that windfalls or shortfalls are recognized in income tax expense in the periods in which they occur. The other components of this ASU did not have a material effect on the consolidated financial statements. See Note 2 - Earnings Per Share, Note 9 - Stock-Based Compensation and Other Employee Benefit Plans and Note 12 - Income Taxes for additional information.
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income attributable to MasTec by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares and/or outstanding but unexercised stock options. The Company has no outstanding stock options as of March 31, 2017; all remaining options under the Company’s stock option grants were exercised in 2016. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.
As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, the Company adopted ASU 2016-09 effective January 1, 2017 on a prospective basis. ASU 2016-09 changed the recognition of excess tax benefits or tax deficiencies upon the vesting of share-based payment awards from additional paid-in capital, within equity, to income tax benefit or expense, within the statement of operations. As a result, excess tax benefits or deficiencies under ASU 2016-09 are excluded from assumed proceeds under the treasury stock method. Previously, excess tax benefits or tax deficiencies were included within assumed proceeds. For the three month period ended March 31, 2017, this resulted in the inclusion of approximately 0.3 million incremental shares in the Company’s total weighted average diluted shares outstanding.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to MasTec:
Net income (loss) - basic and diluted (a)	$40,970	$(2,692)
Weighted average shares outstanding:
Weighted average shares outstanding - basic	80,697	80,156
Dilutive common stock equivalents	1,460	—
Weighted average shares outstanding - diluted	82,157	80,156

Additional information:
Weighted average anti-dilutive common stock equivalents (b)	19	615

(a)	Calculated as total net income (loss) less amounts attributable to non-controlling interests.

(b)
Represents anti-dilutive common stock equivalents, which include anti-dilutive common stock equivalents as calculated under the treasury stock method, and, for the three month period ended March 31, 2016, 610,657 common stock equivalents that were anti-dilutive due to the Company having reported a net loss.

Note 3 - Goodwill and Other Intangible Assets
The following table provides details of goodwill by reportable segment as of March 31, 2017 (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross	$420.7	$378.8	$149.9	$117.6	$1,067.0
Accumulated impairment losses	—	(70.6)	—	—	(70.6)
Goodwill, net	$420.7	$308.2	$149.9	$117.6	$996.4
For the three month period ended March 31, 2017, changes to goodwill and accumulated impairment losses were related to currency translation, and totaled $1.1 million of gains and $0.6 million of losses, respectively.
The following table provides a reconciliation of changes in other intangible assets for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross, as of December 31, 2016	$34.5	$74.6	$195.1	$19.1	$323.3
Accumulated amortization			(131.9)	(11.7)	(143.6)
Other intangible assets, net, as of December 31, 2016	$34.5	$74.6	$63.2	$7.4	$179.7
Amortization expense			(3.8)	(0.3)	(4.1)
Currency translation adjustments	—	0.3	0.1	—	0.4
Other intangible assets, net, as of March 31, 2017	$34.5	$74.9	$59.5	$7.1	$176.0

(a)	Consists principally of trade names and non-compete agreements.
Amortization expense associated with intangible assets for the three month periods ended March 31, 2017 and 2016 totaled $4.1 million and $5.3 million, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2017 and December 31, 2016, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration, which represents the estimated fair value of future earn-outs payable for acquisitions of businesses (“ASC 805 contingent consideration”). ASC 805 contingent consideration is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and is evaluated on an ongoing basis. As of both March 31, 2017 and December 31, 2016, the fair value of the Company’s ASC 805 contingent consideration totaled $45.8 million, of which $21.8 million was included within other current liabilities. The fair value of the Company’s ASC 805 contingent consideration is estimated using an income approach and incorporates significant inputs not observable in the market. These assumptions include the discount rate and probability-weighted earnings before interest, taxes, depreciation and amortization (“EBITDA”) projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. As of March 31, 2017, the range of potential undiscounted earn-out liabilities was estimated to be between $27 million and $53 million; however, there is no maximum payment amount.
ASC 805 contingent consideration activity consists primarily of additions from new business combinations, payments of earn-out liabilities, changes in the expected fair value of future earn-out obligations, and foreign currency translation gains or losses related to earn-out liabilities denominated in foreign currencies. Fair value adjustments are recorded within other income or expense, and foreign currency translation activity is recorded within other comprehensive income or loss, as appropriate. There were no changes in ASC 805 contingent consideration for the three month period ended March 31, 2017. For the three month period ended March 31, 2016, ASC 805 contingent consideration activity consisted of foreign currency translation losses totaling $0.6 million and a decrease in the expected fair value of future earn-out obligations of $2.3 million. The net reduction in ASC 805 contingent consideration for the three month period ended March 31, 2016 related to a decrease in the expected earn-out obligations for certain of the Company’s western Canadian oil and gas businesses due to finalization of completed earn-out arrangements and adjustments to expected future period earn-out obligations.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which remeasurement occurs in the event of an impairment or other measurement event, if applicable, include items such as cost and equity method investments, life insurance assets, long-lived assets, goodwill, other intangible assets and liabilities and debt.
As of both March 31, 2017 and December 31, 2016, the gross carrying amount of the Company’s 4.875% senior notes due 2023 (the “4.875% Senior Notes”) totaled $400 million. As of March 31, 2017 and December 31, 2016, the estimated fair value of the Company’s 4.875% Senior Notes, based on quoted market prices in active markets, a Level 1 input, totaled $395.0 million and $388.0 million, respectively.
Cost and Equity Investees. The Company’s cost and equity investees as of March 31, 2017 are primarily composed of: (i) the Company’s equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) the Company’s equity interests in a pre-acquisition investment of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”); (iii) a $15 million cost investment in Cross Country Pipeline Supply, Inc. (“CCP”); and (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures, as discussed in Note 15 - Related Party Transactions.
The fair values of the Company’s cost and equity method investments are not readily observable. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost and/or equity investments as of March 31, 2017 or December 31, 2016.

The Waha JVs. The Waha JVs own and operate a header system and two pipelines that will transport natural gas to the Mexican border for export. One of the pipelines commenced operations in the first quarter of 2017 and the second pipeline commenced operations in the second quarter of 2017. For the three month period ended March 31, 2017, the Company made equity and other contributions of approximately $53.3 million to these joint ventures, and, for the three month period ended March 31, 2016, the Company made no contributions. As collateral for its equity commitments in the Waha JVs, the Company has issued letters of credit (the “Equity LC Amount”), of which $36 million and $91 million, respectively, were outstanding as of March 31, 2017 and December 31, 2016. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which totaled approximately $1.6 million for the three month period ended March 31, 2017, is included within the Company’s Other segment.
The Waha JVs are party to certain interest rate swaps. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps in its financial statements. For the three month period ended March 31, 2017, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps was a gain of approximately $1.0 million, or $0.6 million, net of tax, and for the three month period ended March 31, 2016, was a loss of approximately $13.0 million, or $8.0 million, net of tax, which amounts are included within other comprehensive income or loss, as appropriate.

A subsidiary of MasTec is providing pipeline construction services to the Waha JVs. For the three month periods ended March 31, 2017 and 2016, revenue recognized in connection with work performed for the Waha JVs, net of intercompany eliminations, totaled $151.4 million and $10.3 million, respectively. As of March 31, 2017 and December 31, 2016, related receivables, including retainage, net of BIEC, totaled $68.5 million and $71.2 million, respectively. As of March 31, 2017 and December 31, 2016, the Company’s net investment in the Waha JVs represented an asset totaling approximately $64 million and $6 million, respectively. The Company’s net investment in the Waha JVs differs from its proportionate share of the net assets of the Waha JVs due to capitalized investment costs as well as the net effect of intercompany eliminations.
Other equity investees. In connection with the 2014 acquisition of Pacer, the Company acquired equity interests in two joint ventures. One of these entities was liquidated in 2016, and the second, which is in the final stages of liquidation, is being managed by a receiver to assist with the orderly wind-down of its operations. The aggregate net carrying value of this investment, including project and financing receivables, totaled $19.7 million and $31.4 million as of March 31, 2017 and December 31, 2016, and is recorded within other current assets. In the first quarter of 2017, the Company received $12.1 million of proceeds related to this investment, and during the first quarter of 2016, the Company recorded $3.6 million of earnings related to increases in expected recoveries. There are no remaining amounts expected to be advanced to this entity, which is included within the Company’s Oil and Gas segment, and all related project work was complete as of March 31, 2017.
Note 5 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	March 31, 2017	December 31, 2016
Contract billings	$515.0	$564.2
Retainage	244.3	268.6
Costs and earnings in excess of billings	335.4	331.6
Accounts receivable, gross	$1,094.7	$1,164.4
Less allowance for doubtful accounts	(8.6)	(8.4)
Accounts receivable, net	$1,086.1	$1,156.0

Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Receivables expected to be collected beyond one year are recorded within other long-term assets. Provisions for doubtful accounts for the three month periods ended March 31, 2017 and 2016 totaled $0.5 million and $0.4 million, respectively.

The Company is party to a non-recourse financing arrangement in the ordinary course of business, under which certain receivables are purchased by a customer’s bank for a nominal fee. This arrangement, under which amounts can vary based on levels of activity, tends to improve the collection cycle time of the related receivables. The discount charge, which is included within interest expense, totaled approximately $0.9 million and $0.4 million, respectively, for the three month periods ended March 31, 2017 and 2016.
Note 6 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	March 31, 2017	December 31, 2016
Land	$4.6	$4.6
Buildings and leasehold improvements	24.0	24.2
Machinery and equipment	1,041.6	997.8
Office furniture and equipment	147.0	146.1
Construction in progress	18.2	9.5
Total property and equipment	$1,235.4	$1,182.2
Less accumulated depreciation and amortization	(664.9)	(633.1)
Property and equipment, net	$570.5	$549.1
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $108.0 million and $107.8 million as of March 31, 2017 and December 31, 2016, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $28.5 million and $30.9 million as of March 31, 2017 and December 31, 2016, respectively. Depreciation and amortization expense associated with property and equipment for the three month periods ended March 31, 2017 and 2016 totaled $38.8 million and $33.7 million, respectively.

Note 7 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	March 31, 2017	December 31, 2016
Senior secured credit facility:	February 22, 2022
Revolving loans		$186.7	$279.9
Term loan		250.0	237.5
4.875% Senior Notes	March 15, 2023	400.0	400.0
Capital lease obligations, weighted average interest rate of 3.1%	In installments through March 31, 2022	119.5	98.6
Notes payable and other debt obligations	Varies	15.0	19.8
Total long-term debt obligations		$971.2	$1,035.8
Less unamortized deferred financing costs		(15.1)	(9.8)
Total debt, net of deferred financing costs		$956.1	$1,026.0
Current portion of long-term debt		62.7	64.6
Long-term debt		$893.4	$961.4
Senior Secured Credit Facility
The Company has a senior secured credit facility, (the “Credit Facility”), which was amended and restated on February 22, 2017. The Company refers to its amended and restated credit facility as the “2017 Credit Facility,” and to its previous credit facility as the “2016 Credit Facility.” The 2017 Credit Facility increased the Company’s aggregate borrowing commitments from approximately $1.2 billion to $1.5 billion, which amount is composed of $1.1 billion of revolving commitments and a term loan in the aggregate principal amount of $400 million. The amended and restated credit facility also extended the Credit Facility’s maturity date to February 22, 2022. As of March 31, 2017, term loans in the aggregate principal amount of $250 million were drawn under the 2017 Credit Facility, which is subject to amortization in quarterly principal installments of $3.1 million commencing in December 2017, subject to adjustment as a result of additional term loan borrowings and/or the application of certain prepayments in accordance with its terms. Under the 2017 Credit Facility additional term loans of up to $150 million may be drawn prior to December 29, 2017. As of December 31, 2016, term loans in the aggregate principal amount of $238 million were outstanding under the 2016 Credit Facility.
The 2017 Credit Facility also increased the amount the Company can borrow either in Canadian dollars and/or Mexican pesos up to an aggregate equivalent amount of $300 million. The maximum amount available for letters of credit under the 2017 Credit Facility is $650 million, of which up to $200 million can be denominated in either Canadian dollars and/or Mexican pesos. The Credit Facility also provides for swing line loans of up to $75 million, and, subject to certain conditions, the Company has the option to increase revolving commitments and/or establish additional term loan tranches up to an aggregate amount of $250 million. Subject to the terms and conditions described in the Credit Facility, these additional term loan tranches may rank equal or junior in respect of right of payment and/or collateral to the Credit Facility, and may have terms and pricing that differ from the 2017 Credit Facility. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including investments in equity or other investees, potential future acquisitions or other strategic arrangements, the repurchase or prepayment of indebtedness, and share repurchases.
Outstanding revolving loans and the term loan under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) a Eurocurrency Rate, as defined in the 2017 Credit Facility, plus a margin of 1.25% to 2.00% (under the 2016 Credit Facility, the margin was from 1.00% to 2.00%), or (b) a Base Rate, as defined in the 2017 Credit Facility, plus a margin of 0.25% to 1.00% (under the 2016 Credit Facility, the margin was from 0.00% to 1.00%). The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) the Eurocurrency Rate plus 1.00%. Financial standby letters of credit and commercial letters of credit issued under the 2017 Credit Facility are subject to a letter of credit fee of 1.25% to 2.00% (under the 2016 Credit Facility, the letter of credit fee was from 1.00% to 2.00%), and performance standby letters of credit are subject to a letter of credit fee of 0.50% to 1.00% under the Credit Facility. The Company must also pay a commitment fee to the lenders of 0.20% to 0.40% on any unused availability under the Credit Facility. In each of the foregoing cases, the applicable margin or fee is based on the Company’s Consolidated Leverage Ratio, as defined in the Credit Facility, as of the then most recent fiscal quarter.
As of March 31, 2017 and December 31, 2016, outstanding revolving loans, which included $138 million and $119 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 3.11% and 3.71% per annum, respectively. The term loan accrued interest at a rate of 2.61% and 2.77% as of March 31, 2017 and December 31, 2016, respectively. Letters of credit of approximately $405.0 million and $314.3 million were issued as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, letters of credit fees accrued at 0.750% and 1.00% per annum, respectively, for performance standby letters of credit, and at 1.625% and 2.00% per annum, respectively, for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of March 31, 2017 and December 31, 2016, borrowing capacity of $508.2 million and $405.9 million, respectively, was available for revolving loans, or up to $245.0 million and $335.7 million, respectively, for new letters of credit. Borrowing capacity as of March 31, 2017 and December 31, 2016 included $162.0 million and $80.9 million, respectively, of availability in either Canadian dollars or Mexican pesos. The unused facility fee as of March 31, 2017 and December 31, 2016 accrued at a rate of 0.30% and 0.40%, respectively.

The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions. The Credit Facility requires that the Company maintain a Maximum Consolidated Leverage Ratio, as defined in the Credit Facility, of 3.50 (subject to the Acquisition Adjustment described below). The Credit Facility also requires that the Company maintain a Minimum Consolidated Interest Coverage Ratio, as defined in the Credit Facility, of 3.00. The Credit Facility provides that, for purposes of calculating the Consolidated Leverage Ratio, certain cash charges may be added back to the calculation of Consolidated EBITDA, as defined in the Credit Facility, and funded indebtedness excludes undrawn standby performance letters of credit. Additionally, notwithstanding the terms discussed above, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $50 million occurs during a fiscal quarter, the Consolidated Leverage Ratio may be temporarily increased to up to 3.75 during such fiscal quarter and the subsequent two fiscal quarters. Such right may be exercised no more than two times during the term of the Credit Facility. Subject to customary exceptions, the Credit Facility limits the borrowers’ and the Guarantor Subsidiaries’ ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, capital expenditures, asset sales, debt prepayments, lien incurrence and the making of distributions or repurchases of capital stock. However, distributions payable solely in capital stock are permitted. The Credit Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Facility obligations.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. As March 31, 2017 and December 31, 2016, maximum borrowing capacity totaled Canadian $20.0 million and $40.0 million, respectively, or approximately $15.0 million and $29.8 million, respectively. As of March 31, 2017 and December 31, 2016, outstanding borrowings totaled approximately $10.1 million and $13.4 million, respectively, and accrued interest at a weighted average rate of 3.5% and 3.6%, respectively. Outstanding borrowings that are not renewed are repaid with borrowings under the Company’s senior secured credit facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, which are included within notes payable and other debt obligations in the table above, are classified within long-term debt in the Company’s consolidated balance sheets. The Company’s other credit facilities are subject to customary provisions and covenants.
Debt Guarantees and Covenants
The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt and are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Company’s Credit Facility or other outstanding indebtedness. See Note 16 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information.
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of March 31, 2017 and December 31, 2016.
Additional Information
As of March 31, 2017 and December 31, 2016, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $2.3 million and $8.5 million, respectively. For additional information pertaining to the Company’s debt instruments, including its 4.875% Senior Notes, see Note 7 - Debt in the Company’s 2016 Form 10-K.
Note 8 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide lease financing for machinery and equipment. The gross amount of assets held under capital leases as of March 31, 2017 and December 31, 2016, which are included within property and equipment, net, totaled $324.8 million and $294.9 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $201.0 million and $177.5 million as of March 31, 2017 and December 31, 2016, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 15 - Related Party Transactions. Rent and related expense for operating leases that have non-cancelable terms in excess of one year totaled approximately $25.6 million and $24.6 million for the three month periods ended March 31, 2017 and 2016, respectively. The Company also incurred rent and related expense for facilities, vehicles and equipment having original terms of one year or less totaling approximately $55.1 million and $46.5 million for the three month periods ended March 31, 2017 and 2016, respectively.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of March 31, 2017, including employee stock purchase plans, there were approximately 5.0 million shares available for future grant. In March 2017, the Company’s board of directors adopted the Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 ICP”), which was effective as of January 1, 2017 and changed the amount of tax the Company can withhold for employee tax withholdings on share-based awards, as provided under ASU 2016-09. The Company adopted ASU 2016-09 as of January 1, 2017, as discussed in

Note 1 - Business, Basis of Presentation and Significant Accounting Policies.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”), which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of March 31, 2017 was approximately $21.4 million, which is expected to be recognized over a weighted average period of approximately 1.6 years. The intrinsic value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $11.6 million and $0.2 million for the three month periods ended March 31, 2017 and 2016, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2016	1,970,586	$21.61
Granted	162,923	38.61
Vested	(296,800)	40.70
Canceled/forfeited	(5,000)	17.30
Non-vested restricted shares, as of March 31, 2017	1,831,709	$20.04

(a)	Includes 39,050 and 43,300 restricted stock units as of March 31, 2017 and December 31, 2016, respectively.
Stock Options
The Company previously granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans. During 2016, all stock options that were outstanding under previous stock option grants were exercised. For the three month period ended March 31, 2016, the intrinsic value of options exercised, which is based on the difference between the exercise price and the market share price of the Company’s common stock on the date of exercise, totaled $0.7 million, and proceeds from options exercised totaled $1.4 million.

Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”) under which shares of the Company's common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Cash proceeds (in millions)	$0.8	$0.6
Common shares issued	24,026	43,172
Weighted average price per share	$32.51	$14.77
Weighted average per share grant date fair value	$8.49	$4.03
Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax benefits for the periods indicated were as follows (in millions):

	For the Three Months Ended March 31,
	2017	2016
Non-cash stock-based compensation expense	$3.8	$3.5
Income Tax Effects:
Income tax benefit from non-cash stock-based compensation	$1.2	$1.6
Excess tax benefit from non-cash stock-based compensation (a)	$—	$0.2

(a)
Excess tax benefits represent cash flows from tax deductions in excess of the tax effect of compensation expense associated with share-based payment arrangements. For the three month period ended March 31, 2017, the Company incurred a net tax deficiency of approximately $0.2 million related to the vesting of share-based payment awards and excess tax benefits were de minimis. As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, the company adopted ASU 2016-09 effective January 1, 2017 on a prospective basis. ASU 2016-09 changed the required presentation of excess tax benefits in the consolidated statement of cash flows from financing activities to operating activities. Excess tax benefits for the comparative prior year period are classified as cash flows from financing activities.

Note 10 – Other Retirement Plans
Multiemployer Plans. Certain of MasTec’s subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects. Total contributions to multiemployer plans, and the related number of employees covered by these plans, including with respect to the Company’s Canadian operations, for the periods indicated were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended March 31:
2017	550	3,669	$3.7	$2.6	$6.3
2016	1,112	1,409	$4.8	$2.2	$7.0
The fluctuations in the average number of employees covered under multiemployer plans and related contributions in the table above related primarily to timing of activity of the Company’s union resource-based projects for its oil and gas operations.
Note 11 – Equity
Share Activity
On February 25, 2016, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2016 Share Repurchase Program”). Under the 2016 Share Repurchase Program, which does not have an expiration date, the Company may repurchase shares from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases will be determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The share repurchase program may be modified or suspended at any time, at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, are funded with available cash or with availability under the Credit Facility. No shares of the Company’s common stock had been repurchased under this program as of March 31, 2017.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is composed of unrealized foreign currency translation gains and losses, which relate primarily to fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, and unrealized gains and losses from certain investment activities. For both the three month periods ended March 31, 2017 and 2016, unrealized foreign currency activity related primarily to the Company’s Canadian operations, and unrealized investment activity related to interest rate swaps associated with the Waha JVs.
Note 12 - Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, effective January 1, 2017, the Company adopted ASU 2016-09, which changed the recognition requirements for excess tax benefits (“windfalls”) or tax deficiencies (“shortfalls”) from share-based payment awards. ASU 2016-09 requires windfalls or shortfalls to be recognized within income tax expense in the interim periods in which they occur, rather than as additional paid-in capital. Given that windfalls or shortfalls are recognized in income tax expense in the periods in which they occur, they are not included when estimating annual effective tax rates. The tax effect related to the vesting of share-based payment awards did not have a significant effect on the Company’s consolidated effective tax rate for the three month period ended March 31, 2017.

As of March 31, 2017, the Company had $175.0 million of long-term deferred tax liabilities. As of December 31, 2016, current deferred tax assets, net, totaled $11.8 million and long-term deferred tax liabilities, net, totaled $178.4 million. In addition, as of March 31, 2017 and December 31, 2016, accrued taxes payable, which are included within other accrued expenses, totaled $57.6 million and $40.3 million, respectively. The Company adopted Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which changed the classification requirements for deferred tax assets and liabilities, effective January 1, 2017. ASU 2015-17 requires long-term classification of all deferred tax assets and liabilities, rather than separately classifying deferred tax assets and liabilities based on their net current and non-current amounts, as was required under the previous guidance. The Company adopted ASU 2015-17 on a prospective basis, therefore prior periods were not adjusted to conform to the current period presentation. The adoption of ASU 2015-17 did not have had a material effect on the consolidated financial statements.

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
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. The Company believes these non-U.S. GAAP measures provide meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core operating results for its reportable segments, as well as items that can vary widely across different industries or among companies within the same industry, and for non-cash stock-based compensation expense, can also be subject to volatility from changes in the market price per share of our common stock or variations in the value of shares granted. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.
For the three month period ended March 31, 2017, Other segment EBITDA included $7.0 million of project losses on a proportionately consolidated non-controlled Canadian joint venture, which is managed by a third party, and for which we have minimal direct construction involvement. For the three month period ended March 31, 2016, Oil and Gas and Electrical Transmission segment EBITDA included project losses of $13.5 million and $15.1 million, respectively.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables (in millions):

	For the Three Months Ended March 31,
Revenue:	2017	2016
Communications (a)	$559.5	$511.6
Oil and Gas	455.9	292.7
Electrical Transmission	98.8	86.3
Power Generation and Industrial	46.6	81.4
Other	1.7	3.4
Eliminations	(4.3)	(1.2)
Consolidated revenue	$1,158.2	$974.2

(a)	Revenue generated primarily by utilities customers represented 13.4% and 10.4% of Communications segment revenue for the three month periods ended March 31, 2017 and 2016, respectively.

	For the Three Months Ended March 31,
EBITDA:	2017	2016
Communications	$48.4	$61.7
Oil and Gas	93.9	16.2
Electrical Transmission	3.2	(23.8)
Power Generation and Industrial	0.8	2.9
Other	(5.3)	0.2
Corporate	(17.5)	(11.0)
Consolidated EBITDA	$123.5	$46.2

	For the Three Months Ended March 31,
Depreciation and Amortization:	2017	2016
Communications	$12.0	$12.3
Oil and Gas	21.9	18.2
Electrical Transmission	5.8	5.2
Power Generation and Industrial	1.5	1.5
Other	0.0	0.0
Corporate	1.7	1.8
Consolidated depreciation and amortization	$42.9	$39.0

The following table, which may contain slight summation differences due to rounding, presents a reconciliation of consolidated income (loss) before income taxes to EBITDA (in millions):

	For the Three Months Ended March 31,
EBITDA Reconciliation:	2017	2016
Income (loss) before income taxes	$68.0	$(5.0)
Plus:
Interest expense, net	12.6	12.2
Depreciation and amortization	42.9	39.0
Consolidated EBITDA	$123.5	$46.2
Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico. For the three month periods ended March 31, 2017 and 2016, revenue of $1.1 billion and $0.9 billion, respectively, was derived from U.S. operations, and revenue of $59.2 million and $83.5 million, respectively, was derived from foreign operations, primarily in Canada. The majority of the Company’s foreign operations during the three month periods ended March 31, 2017 and 2016 were in the Company’s Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $502.2 million and $475.3 million as of March 31, 2017 and December 31, 2016, respectively, and, for the Company’s businesses in foreign countries, primarily in Canada, totaled $68.3 million and $73.8 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.1 billion as of both March 31, 2017 and December 31, 2016, and, for the Company’s businesses in foreign countries, primarily in Canada, totaled approximately $108.2 million and $107.8 million as of March 31, 2017 and December 31, 2016, respectively. Amounts due from customers from which foreign revenue was derived accounted for approximately 10% and 8%, respectively, of the Company’s consolidated net accounts receivable position as of March 31, 2017 and December 31, 2016, which represents accounts receivable, net, less BIEC.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended March 31,
Customer:	2017	2016
AT&T (including DIRECTV®) (a)	36%	39%
Energy Transfer affiliates (b)	17%	18%

(a)
The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for installation and maintenance services, as well as construction/installation contracts for AT&T’s: (i) wireless business; (ii) wireline/fiber businesses; and (iii) various install-to-the-home businesses, including DIRECTV®. Revenue from AT&T is included in the Communications segment.

(b)
The Company's relationship with Energy Transfer affiliates is based upon various construction contracts for pipeline activities with Energy Transfer Partners L.P., Sunoco Logistics Partners L.P., and their subsidiaries and affiliates, all of which are consolidated by Energy Transfer Equity, L.P. Revenue from Energy Transfer affiliates is included in the Oil and Gas segment.

Note 14 - Commitments and Contingencies
MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. See Note 14 - Commitments and Contingencies in the Company’s 2016 Form 10-K for additional information. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. The outcome of such cases, claims and disputes cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s cost and equity investees, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2017 and December 31, 2016, there were $405.0 million and $314.3 million, respectively, of letters of credit issued under the Company’s Credit Facility. The Company is not aware of material claims relating to its outstanding letters of credit as of March 31, 2017 or December 31, 2016.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2017 and December 31, 2016, outstanding performance and payment bonds totaled $15.2 million and $72.9 million, respectively, and estimated costs to complete projects secured by these bonds totaled $6.1 million and $9.5 million, as of March 31, 2017 and December 31, 2016, respectively. These amounts do not include performance and payment bonds associated with the Company’s equity investees.

Cost and Equity Investees and Other Entities. The Company holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture that was underway when the Company acquired Pacer in 2014, whose sole activity involves the construction of a bridge, a business in which the Company does not otherwise engage. This joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, automatically terminates upon completion of the project. The Company also holds undivided interests of 85%, 85% and 90%, respectively, in three proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of March 31, 2017, the Company was not aware of circumstances that would reasonably lead to material future claims against it in connection with these arrangements.
The Company has other investment arrangements, as discussed in Note 4 - Fair Value of Financial Instruments. From time to time, the Company may incur costs or provide financing, performance, financial and/or other guarantees to or in connection with its investees.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of March 31, 2017 and December 31, 2016, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $86.4 million and $85.8 million, respectively, of which $52.3 million and $55.2 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims totaled $2.6 million as of both March 31, 2017 and December 31, 2016.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $85.1 million as of both March 31, 2017 and December 31, 2016, respectively. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets, amounted to $1.5 million for these policies as of both March 31, 2017 and December 31, 2016. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $13.5 million as of both March 31, 2017 and December 31, 2016.
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
Collective Bargaining Agreements and Multiemployer Plans. As discussed in Note 10 - Other Retirement Plans, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multiemployer pension and other multiemployer benefits plans and trusts. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multiemployer pension plans, subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. The Company currently contributes, and in the past has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. Other than the Company’s 2011 withdrawal from the Central States Southeast and Southwest Areas Pension Fund (“Central States”) and certain other underfunded plans, as described in the Company’s 2016 Form 10-K, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it in connection with these plans. However, there can be no assurance that the Company will not be assessed liabilities in the future.
Based upon the information available to the Company from plan administrators as of March 31, 2017, several of the multiemployer pension plans in which it participates are underfunded and, as a result, the Company could be required to increase its contributions, including in the form of a surcharge on future benefit contributions. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of March 31, 2017 and December 31, 2016, the Company was not aware of material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec has also issued performance and other guarantees in connection with certain of its equity investees. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. Much of the work performed by the Company is evaluated for defects shortly after the work is completed. Accrued warranty claims are, and historically have been, de minimis. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, or, if customers elect to repair or replace the warrantied item using the services of another provider, the Company could be required to pay for the cost of the repair or replacement.
Concentrations of Risk. The Company had approximately 305 customers for the three month period ended March 31, 2017. As of March 31, 2017 and December 31, 2016, one customer accounted for approximately 19% and 17%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC. As of March 31, 2017 and December 31, 2016, a separate customer accounted for approximately 16% and 24%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 76% and 73%, respectively, of its revenue from its top ten customers for the three month periods ended March 31, 2017 and 2016.
Note 15 - Related Party Transactions
For the three month periods ended March 31, 2017 and 2016, revenue recognized by the Company’s Pacer subsidiary for work performed for a contractual joint venture in which it holds a 35% undivided interest totaled $0.1 million and $0.3 million, respectively. As of March 31, 2017 and December 31, 2016, receivables from this contractual joint venture totaled $0.6 million and $0.7 million, respectively. Related performance guarantees as of both March 31, 2017 and December 31, 2016 totaled Canadian $132.1 million (or approximately $99.2 million and $98.3 million, respectively), based on the full contract value of the project. In addition, for the three month period ended March 31, 2017, the Company provided $0.8 million of project-related financing in connection with this contractual joint venture. As of March 31, 2017, there were no additional amounts committed to this entity. The Company also has undivided interests of 85%, 85% and 90%, respectively, in three proportionately consolidated contractual joint ventures that provide electrical transmission infrastructure services.

MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including CCP, in which the Company has a cost method investment. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCP. For the three month periods ended March 31, 2017 and 2016, MasTec paid CCP approximately $1.0 million and $0.8 million, respectively, which amounts were net of rebates of approximately $1.6 million and $0.4 million, respectively, for equipment supplies, rentals, leases and servicing. As of March 31, 2017 and December 31, 2016, related payables totaled approximately $1.3 million and $1.5 million, respectively.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas, MasTec’s Chairman of the Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, along with two members of the management of a subsidiary of the Company. For the three month periods ended March 31, 2017 and 2016, MasTec incurred $0.6 million and $1.5 million, respectively, of expenses under this subcontracting arrangement. As of both March 31, 2017 and December 31, 2016, related amounts payable totaled $0.1 million.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a majority interest. For both three month periods ended March 31, 2017 and 2016, MasTec charged approximately $0.2 million to this customer. As of both March 31, 2017 and December 31, 2016, outstanding receivables from employee leasing arrangements with this customer totaled $0.2 million. The Company also provides satellite communication services to this customer. For both three month periods ended March 31, 2017 and 2016, revenue from satellite communication services provided to this customer totaled approximately $0.2 million. As of March 31, 2017 and December 31, 2016, amounts receivable from this arrangement totaled approximately $0.3 million and $0.4 million, respectively.
MasTec has a leasing arrangement with a third party that leases an aircraft from a Company owned by Jorge Mas. For the three month periods ended March 31, 2017 and 2016, MasTec paid $0.5 million and $0.7 million, respectively, under this leasing arrangement. As of March 31, 2017, there were no related amounts payable, and, as of December 31, 2016, related amounts payable were de minimis.

For the three month periods ended March 31, 2017 and 2016, related party lease payments for operational facilities and equipment, which are primarily associated with members of subsidiary management, totaled approximately $12.7 million and $9.1 million, respectively, and related amounts payable totaled approximately $0.1 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively. Additionally, payments for various types of supplies and services, including ancillary construction services, project-related site restoration and marketing and business development activities associated with members of subsidiary management, totaled approximately $6.6 million and $3.1 million for the three month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, related amounts payable totaled approximately $0.5 million and $3.7 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by certain members of management of several of the Company’s subsidiaries, primarily in our Oil and Gas segment, and the Company has a subcontracting arrangement with one of these entities for the performance of ancillary oil and gas construction services. Expense related to this subcontracting arrangement is eliminated in consolidation. For the three month period ended March 31, 2017, the Company made distributions of earnings of $1.3 million to holders of its non-controlling interests.
Split Dollar Agreements
MasTec has split dollar insurance agreements with each of José R. Mas and Jorge Mas. No payments were made in connection with these agreements in either of the three month periods ended March 31, 2017 or 2016. As of both March 31, 2017 and December 31, 2016, life insurance assets associated with these agreements totaled $14.8 million, which amount is included within other long-term assets.
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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Three Months Ended March 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,085.1	$94.2	$(21.1)	$1,158.2
Costs of revenue, excluding depreciation and amortization	—	891.1	101.1	(21.1)	971.1
Depreciation and amortization	—	34.1	8.8	—	42.9
General and administrative expenses	0.6	59.5	4.7	—	64.8
Interest expense (income), net	—	27.8	(15.2)	—	12.6
Equity in earnings of unconsolidated affiliates	—	—	(1.6)	—	(1.6)
Other expense, net	—	—	0.4	—	0.4
(Loss) income before income taxes	$(0.6)	$72.6	$(4.0)	$—	$68.0
Benefit from (provision for) income taxes	0.2	(26.6)	(1.0)	—	(27.4)
Net (loss) income before equity in income from subsidiaries	$(0.4)	$46.0	$(5.0)	$—	$40.6
Equity in income from subsidiaries, net of tax	41.4	—	—	(41.4)	—
Net income (loss)	$41.0	$46.0	$(5.0)	$(41.4)	$40.6
Net loss attributable to non-controlling interests	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to MasTec, Inc.	$41.0	$46.0	$(4.7)	$(41.4)	$41.0
Comprehensive income (loss)	$42.8	$46.0	$(3.2)	$(43.2)	$42.4

For the Three Months Ended March 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$878.1	$96.1	$—	$974.2
Costs of revenue, excluding depreciation and amortization	—	777.2	107.2	—	884.4
Depreciation and amortization	—	31.3	7.7	—	39.0
General and administrative expenses	0.6	50.0	9.4	—	60.0
Interest expense (income), net	—	27.4	(15.2)	—	12.2
Equity in earnings of unconsolidated affiliates	—	—	(3.1)	—	(3.1)
Other income, net	—	(11.3)	(2.1)	—	(13.4)
(Loss) income before income taxes	$(0.6)	$3.4	$(7.8)	$—	$(5.0)
Benefit from (provision for) income taxes	0.2	(1.3)	3.2	—	2.1
Net (loss) income before equity in losses from subsidiaries	$(0.4)	$2.1	$(4.6)	$—	$(2.9)
Equity in losses from subsidiaries, net of tax	(2.3)	—	—	2.3	—
Net (loss) income	$(2.7)	$2.1	$(4.6)	$2.3	$(2.9)
Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)
Net (loss) income attributable to MasTec, Inc.	$(2.7)	$2.1	$(4.4)	$2.3	$(2.7)
Comprehensive (loss) income	$(5.1)	$2.1	$(7.0)	$4.7	$(5.3)

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of March 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,116.0	$194.7	$(43.6)	$1,267.1
Property and equipment, net	—	474.5	96.0	—	570.5
Goodwill and other intangible assets, net	—	1,034.4	138.0	—	1,172.4
Investments in and advances to consolidated affiliates, net	1,129.7	716.0	820.9	(2,666.6)	—
Other long-term assets	12.6	26.3	66.9	—	105.8
Total assets	$1,142.3	$3,367.2	$1,316.5	$(2,710.2)	$3,115.8
Liabilities and equity
Total current liabilities	$—	$742.5	$114.4	$(43.6)	$813.3
Long-term debt	—	874.0	19.4	—	893.4
Other long-term liabilities	—	249.6	11.8	—	261.4
Total liabilities	$—	$1,866.1	$145.6	$(43.6)	$1,968.0
Total equity	$1,142.3	$1,501.1	$1,170.9	$(2,666.6)	$1,147.8
Total liabilities and equity	$1,142.3	$3,367.2	$1,316.5	$(2,710.2)	$3,115.8

As of December 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,256.3	$175.8	$(29.6)	$1,402.5
Property and equipment, net	—	456.6	92.5	—	549.1
Goodwill and other intangible assets, net	—	1,037.4	138.2	—	1,175.6
Investments in and advances to consolidated affiliates, net	1,083.9	625.9	861.2	(2,571.0)	—
Other long-term assets	12.6	25.3	18.0	—	55.9
Total assets	$1,096.5	$3,401.5	$1,285.7	$(2,600.6)	$3,183.1
Liabilities and equity
Total current liabilities	$—	$759.7	$109.9	$(29.6)	$840.0
Long-term debt	—	938.7	22.7	—	961.4
Other long-term liabilities	—	256.2	21.9	—	278.1
Total liabilities	$—	$1,954.6	$154.5	$(29.6)	$2,079.5
Total equity	$1,096.5	$1,446.9	$1,131.2	$(2,571.0)	$1,103.6
Total liabilities and equity	$1,096.5	$3,401.5	$1,285.7	$(2,600.6)	$3,183.1

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Three Months Ended March 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by (used in) operating activities	$—	$166.5	$(12.3)	$—	$154.2
Cash flows from investing activities:
Capital expenditures	—	(21.0)	(7.9)	—	(28.9)
Proceeds from sale of property and equipment	—	0.4	0.1	—	0.5
Payments for other investments	—	—	(53.3)	—	(53.3)
Proceeds from other investments	—	—	12.1	—	12.1
Net cash used in investing activities	$—	$(20.6)	$(49.0)	$—	$(69.6)
Cash flows from financing activities:
Proceeds from credit facilities	—	357.2	4.5	—	361.7
Repayments of credit facilities	—	(439.0)	(8.1)	—	(447.1)
Repayments of other borrowings and capital lease obligations	—	(11.7)	(2.6)	—	(14.3)
Payments of financing costs	—	(6.0)	—	—	(6.0)
Distributions to non-controlling interests	—	—	(1.3)	—	(1.3)
Payments for stock-based awards, net	(0.8)	—	—	—	(0.8)
Net financing activities and advances from (to) consolidated affiliates	0.8	(73.8)	73.0	—	—
Net cash (used in) provided by financing activities	$—	$(173.3)	$65.5	$—	$(107.8)
Effect of currency translation on cash	—	—	0.2	—	0.2
Net (decrease) increase in cash and cash equivalents	$—	$(27.4)	$4.3	$—	$(23.1)
Cash and cash equivalents - beginning of period	—	28.3	10.5	—	38.8
Cash and cash equivalents - end of period	$—	$0.9	$14.8	$—	$15.7

For the Three Months Ended March 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$—	$(5.3)	$21.2	$—	$15.9
Cash flows (used in) provided by investing activities:
Capital expenditures	—	(12.2)	(1.1)	—	(13.3)
Proceeds from sale of property and equipment	—	1.5	0.7	—	2.2
Payments for other investments	—	—	(1.5)	—	(1.5)
Proceeds from other investments	—	—	—	—	—
Net cash used in investing activities	$—	$(10.7)	$(1.9)	$—	$(12.6)
Cash flows provided by (used in) financing activities:
Proceeds from credit facilities	$—	$286.8	$48.9	$—	$335.7
Repayments of credit facilities	—	(270.5)	(50.2)	—	(320.7)
Repayments of other borrowings and capital lease obligations	—	(16.3)	(4.3)	—	(20.6)
Proceeds from (payments for) stock-based awards, net	2.0	(0.2)	—	—	1.8
Other financing activities, net	—	0.2	—	—	0.2
Net financing activities and advances (to) from consolidated affiliates	(2.0)	13.6	(11.6)	—	—
Net cash provided by (used in) financing activities	$—	$13.6	$(17.2)	$—	$(3.6)
Effect of currency translation on cash	—	—	(0.7)	—	(0.7)
Net (decrease) increase in cash and cash equivalents	$—	$(2.4)	$1.4	$—	$(1.1)
Cash and cash equivalents - beginning of period	—	4.8	0.3	—	5.0
Cash and cash equivalents - end of period	$—	$2.4	$1.7	$—	$3.9

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
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our 2016 Form 10-K, including those described under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors,” as updated by Item 1A, “Risk Factors” in this report and other filings we make with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our business, financial position and results of operations as of and for the three month periods ended March 31, 2017 and 2016. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2016 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber, satellite communications and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; conventional and renewable power generation; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for almost 90 years. We offer our services primarily under the MasTec service mark and, as of March 31, 2017, we had approximately 18,600 employees and 500 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
We provide our services to a diversified base of customers. We often provide services under master service and other service agreements, which are generally multi-year agreements. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require the construction or installation of an entire infrastructure system or specified units within an infrastructure system. Revenue from non-recurring, project specific work may experience greater variability than master service and other service agreement work due to the need to replace the revenue as projects are completed. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.
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
In April 2017, we acquired SEFNCO Communications, Inc., a leading wireline/fiber deployment construction contractor with operations in several western states, predominantly servicing cable system operators.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We expect to realize approximately 70% of our March 31, 2017 estimated backlog in 2017. The following table presents 18-month backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	March 31, 2017	December 31, 2016	March 31, 2016
Communications	$3,076	$2,824	$3,257
Oil and Gas	2,323	2,223	1,883
Electrical Transmission	202	257	266
Power Generation and Industrial	80	109	238
Other	4	6	27
Estimated 18-month backlog	$5,685	$5,419	$5,671
Just over half of our backlog as of March 31, 2017 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work from master service agreements due to changes in our customers’ spending plans, as well as on construction projects, due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
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
Impact of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, in particular, for large non-recurring projects and holidays. Typically, our revenue is lowest in the first quarter of the year because cold, snowy or wet conditions cause project delays. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year, as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including warm winter weather, excessive rainfall or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.
     Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given period, even if not in total. In addition, revenue from master service and other service agreements, while generally predictable, can be subject to volatility. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic, political and market conditions; regulatory or environmental influences; and acquisitions, dispositions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our condensed unaudited consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements, which is incorporated by reference, and to our 2016 Form 10-K for discussion of our significant accounting policies. During the first quarter of 2017, in conjunction with the quarterly review of reporting units for indicators of impairment, management performed a quantitative assessment of the goodwill associated with the Electrical Transmission operating segment and for one reporting unit in the Oil and Gas operating segment, and determined that the estimated fair value of these operating segments exceeded their carrying values by approximately 5% and 11%, respectively. Significant changes in assumptions or estimates, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in the future.
We believe that our accounting estimates pertaining to: revenue recognition for percentage-of-completion projects, including project profit or loss, which we define as project revenue less project costs of revenue, including project-related depreciation; allowances for doubtful accounts; fair value estimates, valuations of goodwill and indefinite-lived intangible assets; estimated liabilities for future earn-out obligations; income taxes; self-insurance liabilities; and litigation and other contingencies are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management.
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

	For the Three Months Ended March 31,
	2017		2016
Revenue	$1,158.2	100.0%	$974.2	100.0%
Costs of revenue, excluding depreciation and amortization	971.1	83.8%	884.4	90.8%
Depreciation and amortization	42.9	3.7%	39.0	4.0%
General and administrative expenses	64.8	5.6%	60.0	6.2%
Interest expense, net	12.6	1.1%	12.2	1.2%
Equity in earnings of unconsolidated affiliates	(1.6)	(0.1)%	(3.1)	(0.3)%
Other expense (income), net	0.4	0.0%	(13.4)	(1.4)%
Income (loss) before income taxes	$68.0	5.9%	$(5.0)	(0.5)%
(Provision for) benefit from income taxes	(27.4)	(2.4)%	2.1	0.2%
Net income (loss)	$40.6	3.5%	$(2.9)	(0.3)%
Net loss attributable to non-controlling interests	(0.3)	(0.0)%	(0.2)	(0.0)%
Net income (loss) attributable to MasTec, Inc.	$41.0	3.5%	$(2.7)	(0.3)%

We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. Management’s review of reportable segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. We calculate EBITDA for segment reporting purposes consistent with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described, following the comparison of results discussion below. The following table presents revenue, EBITDA and EBITDA margin by reportable segment for the periods indicated (dollar amounts in millions):

	Revenue		EBITDA and EBITDA Margin
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Reportable Segment:	2017	2016	2017		2016
Communications	$559.5	$511.6	$48.4	8.6%	$61.7	12.1%
Oil and Gas	455.9	292.7	93.9	20.6%	16.2	5.5%
Electrical Transmission	98.8	86.3	3.2	3.2%	(23.8)	(27.5)%
Power Generation and Industrial	46.6	81.4	0.8	1.8%	2.9	3.6%
Other	1.7	3.4	(5.3)	(315.1)%	0.2	6.3%
Eliminations	(4.3)	(1.2)	—	—	—	—
Corporate	—	—	(17.5)	NA	(11.0)	NA
Consolidated Results	$1,158.2	$974.2	$123.5	10.7%	$46.2	4.7%
The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenue. For the three month period ended March 31, 2017, consolidated revenue increased to $1,158 million from $974 million, an increase of $184 million, or 19%, as compared with the same period in 2016. Oil and Gas revenue increased by $163 million, or 56%, Communications revenue increased by $48 million, or 9%, and Electrical Transmission revenue increased by $13 million, or 15%, whereas Power Generation and Industrial revenue decreased by $35 million, or 43% and Other segment revenue decreased by $2 million, or 51%.
Communications Segment. Communications revenue was $560 million for the three month period ended March 31, 2017, as compared with $512 million for the same period in 2016, an increase of $48 million, or 9%. Revenue increased primarily as a result of higher levels of wireline/fiber installation and wireless services from increased customer demand.
Oil and Gas Segment. Oil and Gas revenue was $456 million for three month period ended March 31, 2017, as compared with $293 million for the same period in 2016, an increase of $163 million, or 56%. The increase in Oil and Gas revenue was driven primarily by an increase in multiple large long-haul pipeline infrastructure construction projects.
Electrical Transmission Segment. Electrical Transmission revenue was $99 million for the three month period ended March 31, 2017, as compared with $86 million for the same period in 2016, an increase of $13 million, or 15%. The increase in Electrical Transmission revenue as compared with the same period in the prior year was driven primarily by project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $47 million for the three month period ended March 31, 2017, as compared with $81 million for the same period in 2016, a decrease of $35 million, or 43%. The decrease was driven primarily by lower levels of renewable power project activity and timing.
Other Segment. Other segment revenue totaled $1.7 million for the three month period ended March 31, 2017, as compared with $3.4 million for the same period in 2016, a decrease of approximately $2 million, or 51%.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $87 million, or 10%, to $971 million for the three month period ended March 31, 2017, as compared with $884 million for the same period in 2016. Higher revenue contributed $167 million of an increase in costs of revenue, excluding depreciation and amortization, whereas improved productivity resulted in a decrease of approximately $80 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 690 basis points, from 90.8% of revenue for the three month period ended March 31, 2016 to 83.8% of revenue for the same period in 2017. This basis point improvement was driven primarily by our Oil and Gas and Electrical Transmission segments, which benefited from higher levels of revenue, improved project efficiencies, closeouts, mix, and the non-recurrence of certain 2016 project losses, offset, in part by reduced productivity in our Communications segment, and $7.0 million of project losses on a proportionately consolidated non-controlled Canadian joint venture in our Other segment, which is managed by a third party and for which we have minimal direct construction involvement.
Depreciation and amortization. Depreciation and amortization was $43 million, or 3.7% of revenue, for the three month period ended March 31, 2017 as compared with $39 million, or 4.0% of revenue, in 2016. As a percentage of revenue, depreciation and amortization decreased by approximately 30 basis points due primarily to higher levels of revenue as well as a reduction in amortization expense for intangible assets.
General and administrative expenses. General and administrative expenses were $65 million, or 5.6% of revenue, for the three month period ended March 31, 2017, as compared with $60 million, or 6.2% of revenue, for the same period in 2016, an increase of $5 million, or 8%. General and administrative expenses in the prior year period included certain restructuring charges of $4 million related to our efforts to streamline our western Canadian oil and gas and our electrical transmission operations, which efforts were substantially completed in 2016. Excluding the effect of the prior year restructuring costs, for the three month period ended March 31, 2017, various administrative expenses increased by approximately $9 million as compared with the prior year period, including: costs related to growth initiatives, such as incentive and other compensation expense; information technology expense and professional fees; costs incurred in connection with certain restructuring and expense reduction efforts; and due to the timing of legal and other settlements. For the three month period ended March 31, 2017, general and administrative expenses as a percentage of revenue improved overall by 60 basis points as compared with the same period in the prior year due primarily to improvements in overhead cost utilization from higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $13 million, or 1.1% of revenue, for the three month period ended March 31, 2017 as compared with $12 million, or 1.2% of revenue, in 2016. The slight increase was due primarily to higher levels of financing costs, including discount charges on financing arrangements, partially offset by a decrease in other interest expense in the first quarter of 2017 as compared with 2016.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month period ended March 31, 2017, equity in earnings from unconsolidated affiliates was $2 million, as compared with $3 million in 2016. For the three month period ended March 31, 2017, equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs, one of which commenced operations in the first quarter of 2017. For the three month period ended March 31, 2016, equity in earnings of unconsolidated affiliates related primarily to income from expected recoveries from certain equity method investments in our Oil and Gas segment, of which the remaining investment as of March 31, 2017 is in the final stages of liquidation.
Other expense (income), net. Other expense (income), net, consists primarily of gains or losses from sales of assets and investments, certain restructuring charges related to losses on disposal of excess fixed assets, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. For the three month period ended March 31, 2017, other expense, net, was de minimis. Other income, net, for the three month period ended March 31, 2016 totaled $13 million, and included approximately $10 million related to a settlement in connection with a previously acquired business, $2 million of income from changes to estimated earn-out accruals and gains on sales of equipment of $1 million.
(Provision for) benefit from income taxes. Income tax expense was $27 million for the three month period ended March 31, 2017 as compared with benefit from income taxes of $2 million for the same period in the prior year. In the first quarter of 2017, we had pre-tax income of $68 million as compared with pre-tax losses of $5 million for the same period in the prior year. Our effective tax rate for the three month period ended March 31, 2017 decreased versus the same period in 2016 due to the effect of permanent differences in relation to pre-tax income and a decrease in the overall state tax rate as compared with the three month period ended March 31, 2016.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $48 million, or 8.6% of revenue, for the three month period ended March 31, 2017, as compared with $62 million, or 12.1% of revenue, for the same period in 2016, a decrease of approximately $13 million, or 22%. This decrease was primarily due to: (i) the non-recurrence of a first quarter 2016 gain of approximately $10 million from a settlement in connection with a previously acquired business; (ii) growth-related production inefficiencies; (iii) certain other expense reduction efforts, as well as timing of legal and other settlements; (iv) offset, in part, by a benefit from higher revenue.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $94 million, or 20.6% of revenue, for the three month period ended March 31, 2017, as compared with $16 million, or 5.5% of revenue, for the same period in 2016, an increase of $78 million, or approximately 480%. Higher revenue contributed an increase in EBITDA of $9 million, whereas improved EBITDA margins contributed approximately $69 million from a combination of project efficiencies, closeouts and mix, the non-recurrence of a 2016 project loss of $14 million on a western Canadian oil and gas project, and improved cost and overhead utilization due to higher levels of revenue. In addition, our Oil and Gas results in the first quarter of 2016 included $3 million of restructuring charges related to efforts to streamline our western Canadian oil and gas operations, which efforts were substantially completed in 2016.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $3 million, or 3.2% of revenue, for the three month period ended March 31, 2017, as compared with negative EBITDA of approximately $24 million, or negative 27.5% of revenue, for the same period in 2016, an increase in EBITDA of $27 million. The improvement in Electrical Transmission EBITDA was due primarily to a combination of project efficiencies and mix, the non-recurrence of a 2016 project loss of $15 million, and improved cost and overhead utilization due to higher levels of revenue.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $1 million, or 1.8% of revenue, for the three month period ended March 31, 2017, as compared with EBITDA of $3 million, or 3.6% of revenue, for the same period in 2016. The decrease in EBITDA for our Power Generation and Industrial segment resulted primarily from reduced cost and overhead utilization due to lower revenues, offset, in part, by improved project efficiencies.
Other Segment. EBITDA from Other businesses was negative $5 million for the three month period ended March 31, 2017, as compared with almost breakeven EBITDA for the same period in 2016. For the three month period ended March 31, 2017, Other segment EBITDA included losses of $7 million on a proportionately consolidated non-controlled Canadian joint venture. This project, which is managed by a third party and for which we have minimal direct construction involvement, has experienced continued delays, which has extended the timeline and resulted in additional project losses. We expect this project to be substantially completed in the latter half of 2017. Other segment EBITDA for the three month period ended March 31, 2017 also included $2 million of equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs, one of which commenced operations in the first quarter of 2017.
Corporate. Corporate EBITDA was negative $17 million for the three month period ended March 31, 2017, as compared with EBITDA of negative $11 million for the same period in 2016, a decrease in EBITDA of $6 million. For the three month period ended March 31, 2017, corporate expenses increased as compared with the prior year period, including: costs related to growth initiatives, such as incentive and other compensation expense; information technology expense and professional fees; and due to the timing of legal and other settlements.

Foreign Operations
Our foreign operations are primarily in Canada. See Note 13 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). The “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense, certain restructuring charges, and project results, which for the periods presented, were losses, from a proportionately consolidated non-controlled Canadian joint venture that was underway when we acquired Pacer in 2014, and whose sole activity involves the construction of a bridge, a business in which we do not otherwise engage, is managed by a third party, and for which we have minimal direct construction involvement and automatically terminates upon completion of the project, and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, the tax effects of the adjusted items, including non-cash stock based compensation. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share, to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry, and, for non-cash stock-based compensation expense, can also be subject to volatility from changes in the market price per share of our common stock or variations in the value of shares granted. Additionally, these measures provide a baseline for analyzing trends in our underlying business. Management also considers EBITDA as an indicator of our ability to generate cash to service debt, fund capital expenditures and expand our business; however, it excludes the cash impact of changes in our assets and liabilities as well as interest and income taxes. Net cash provided by operating activities in the consolidated statements of cash flows accounts for these changes in our assets and liabilities.
We believe these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income (loss), diluted earnings (loss) per share and net cash provided by or used in operating activities, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed together with our U.S. GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The tables below may contain slight summation differences due to rounding.

	For the Three Months Ended March 31,
	2017		2016
Net income (loss)	$40.6	3.5%	$(2.9)	(0.3)%
Interest expense, net	12.6	1.1%	12.2	1.2%
Provision for (benefit from) income taxes	27.4	2.4%	(2.1)	(0.2)%
Depreciation and amortization	42.9	3.7%	39.0	4.0%
EBITDA	$123.5	10.7%	$46.2	4.7%
Non-cash stock-based compensation expense	3.8	0.3%	3.5	0.4%
Restructuring charges	0.6	0.0%	4.1	0.4%
Project results from non-controlled joint venture	7.0	0.6%	—	—%
Adjusted EBITDA	$134.8	11.6%	$53.8	5.5%

A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended March 31,
	2017		2016
EBITDA	$123.5	10.7%	$46.2	4.7%
Non-cash stock-based compensation expense	3.8	0.3%	3.5	0.4%
Restructuring charges	0.6	0.0%	4.1	0.4%
Project results from non-controlled joint venture	7.0	0.6%	—	—%
Adjusted EBITDA	$134.8	11.6%	$53.8	5.5%
Reportable Segment:
Communications	$48.5	8.7%	$61.8	12.1%
Oil and Gas	93.9	20.6%	19.6	6.7%
Electrical Transmission	3.8	3.8%	(23.1)	(26.8)%
Power Generation and Industrial	0.8	1.8%	2.9	3.6%
Other	1.7	99.7%	0.2	6.3%
Corporate	(13.9)	NA	(7.6)	NA
Adjusted EBITDA	$134.8	11.6%	$53.8	5.5%

The following table presents a reconciliation of net cash provided by operating activities to EBITDA (in millions):

	For the Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$154.2	$15.9
Interest expense, net	12.6	12.2
Provision for (benefit from) income taxes	27.4	(2.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding depreciation and amortization	(11.6)	3.6
Change in assets and liabilities, net of acquisitions	(59.0)	16.6
EBITDA	$123.5	$46.2

Adjusted Net Income and Adjusted Diluted Earnings Per Share
The table below reconciles reported net income (loss) and reported diluted earnings (loss) per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended March 31,
	2017		2016
	Net Income (in millions)	Diluted Earnings Per Share	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share (b)
Reported U.S. GAAP measure	$40.6	$0.50	$(2.9)	$(0.03)
Adjustments:
Non-cash stock-based compensation expense	3.8	0.05	3.5	0.04
Restructuring charges	0.6	0.01	4.1	0.05
Project results from non-controlled joint venture	7.0	0.08	—	—
Total adjustments, pre-tax	11.3	0.14	7.6	0.09
Income tax effect of adjustments (a)	(3.5)	(0.04)	(3.2)	(0.04)
Adjusted non-U.S. GAAP measure	$48.4	$0.59	$1.5	$0.02

(a)
Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of share-based compensation expense. Tax effects are determined based on the tax treatment of the related items, the incremental statutory tax rate of the jurisdictions pertaining to each adjustment, and taking into consideration their effect on pre-tax income (loss). For the three month period ended March 31, 2017, our consolidated effective tax rate as reported was 40%, and as adjusted, was 39%. For the three month period ended March 31, 2016, our consolidated effective tax rate, as reported and as adjusted, was 42%.

(b)
For three month period ended March 31, 2016, because the reported loss from continuing operations, on an adjusted basis, is adjusted income from continuing operations, we included an additional 0.6 million weighted average common stock equivalents in our diluted share count to calculate adjusted diluted earnings per share for the respective period.

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
Capital Expenditures. For the three month period ended March 31, 2017, we spent $29 million on capital expenditures, or $28 million, net of asset disposals, and incurred approximately $35 million of equipment purchases under capital lease and other financing arrangements. For the year ending December 31, 2017, we estimate that we will spend approximately $125 million on capital expenditures, or approximately $110 million, net of asset disposals, and expect to incur approximately $125 million of equipment purchases under capital lease or other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisition-Related Contingent Consideration. In most of our acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. Potential future earn-out obligations are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. The estimated total value of earn-out obligations recorded as liabilities as of March 31, 2017 was approximately $46 million. Of this amount, $27 million represents the liability for earn-out obligations that have been earned. The remainder, $19 million, is management’s estimate of potential earn-out obligations that are contingent upon future performance. During the three month periods ended March 31, 2017 and March 31, 2016, we made no payments related to earn-out obligations.
Income Taxes. Tax payments, net of tax refunds, were approximately $2 million for both the three month periods ended March 31, 2017 and 2016. Quarterly tax payments, which vary with changes in taxable income and earnings, are based on estimates of full year taxable income activity and estimated tax rates.
Working Capital. We need working capital to support seasonal variations in our business, primarily due to the effect of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Conversely, working capital needs are typically converted to cash during the winter months. These seasonal trends, however, can be offset by changes in the timing of projects, which can be affected by project delays or accelerations and/or other factors that may affect customer spending.
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are billed and collected. The timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of March 31, 2017, we expect that substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next 12 months. Accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, decreased to $1.1 billion as of March 31, 2017 from $1.2 billion as of December 31, 2016 due primarily to lower levels of first quarter versus fourth quarter revenue, as is typical for the first quarter of the year.
Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount (generally, from 5% to 10% of billings) until the job is completed. As part of our ongoing working capital management practices, we evaluate opportunities to improve our working capital cycle time through contractual provisions and certain financing arrangements. For certain customers, we maintain inventory to meet the materials requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-if-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.
Summary of Financial Condition, Liquidity and Capital Resources
We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, required income tax payments, debt service obligations, anticipated capital expenditures, cost and equity investee funding requirements, insurance collateral requirements, earn-out obligations, letter of credit and share repurchase needs for at least the next 12 months.
Sources and Uses of Cash
As of March 31, 2017, we had $454 million in working capital, defined as current assets less current liabilities, as compared with $562 million as of December 31, 2016, a decrease of approximately $109 million. Total cash and cash equivalents of $16 million as of March 31, 2017 decreased by $23 million from total cash and cash equivalents of $39 million as of December 31, 2016.
Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$154.2	$15.9
Net cash used in investing activities	$(69.6)	$(12.6)
Net cash used in financing activities	$(107.8)	$(3.6)

Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, costs and earnings in excess of billings, accounts payable and accrued expenses and billings in excess of costs and earnings, all of which tend to be related. These working capital items are affected by changes in revenue resulting from both the timing and the volume of work performed, by variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the three month period ended March 31, 2017 was $154 million, as compared with $16 million for the same period in 2016. The increase in cash flow from operations was due to an increase in net income of $44 million, as well as the positive effect of net changes in assets and liabilities of $76 million, which related largely to net changes in the above described working capital items. Net changes in working capital-related items resulted in a benefit to cash flow from operations in the first quarter of 2017 as compared with a reduction in cash flow from operations for the same period in 2016, primarily reflecting realization of cash from higher fourth quarter operating activity in 2016 as compared to the same quarter in the prior year.
Our days sales outstanding (“DSO”), net of BIEC, was 70 as of March 31, 2017, as compared with 68 as of December 31, 2016 and 74 as of March 31, 2016. DSO, net of BIEC, is calculated as accounts receivable, net, less BIEC, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to the timing of collections and settlements, changes in project and customer mix and the effect of working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities increased by $57 million to $70 million for the three month period ended March 31, 2017 from $13 million for the three month period ended March 31, 2016. For the three month period ended March 31, 2017, we spent $29 million on capital expenditures, or $28 million, net of asset disposals, as compared with capital expenditures, net of asset disposals, of $11 million for the same period in the prior year, for an increase in cash used in investing activities of $17 million. Payments for other investments, net, which relates primarily to activity associated with cost and equity investees, was $41 million for the three month period ended March 31, 2017, as compared with $2 million for the same period in 2016, representing an increase in cash used in investing activities of approximately $40 million. For the three month period ended March 31, 2017, payments for other investments related to our equity investment in the Waha JVs, whereas proceeds from other investments for the three month period ended March 31, 2017 related to recoveries from an equity method investment that is in the final stages of liquidation. In connection with the expected completion and in service status of the Waha JV projects in 2017, we expect that about half of the $36 million letters of credit issued as collateral as of March 31, 2017 will be replaced with cash contributions by the end of 2017.
Financing Activities. Net cash used in financing activities for the three month period ended March 31, 2017 was $108 million, as compared with $4 million for the three month period ended March 31, 2016, for an increase in cash used in financing activities of $104 million. Credit facility related activity, net, for the three month period ended March 31, 2017, totaled $85 million of repayments, net of borrowings, as compared to $15 million of borrowings, net of repayments, for the three month period ended March 31, 2016, for an increase in cash used in credit facility-related activities, net, of $100 million. Net cash used in financing activities for the three month period ended March 31, 2017 also includes $6 million of financing costs related to our Credit Facility, which was amended and restated in February 2017.
Senior Secured Credit Facility
We have a senior secured credit facility that we refer to as our “Credit Facility,” which was amended and restated in February 2017. As of March 31, 2017, the Credit Facility has aggregate borrowing commitments of approximately $1.5 billion, composed of $1.1 billion of revolving commitments and a term loan in the aggregate principal amount of $400 million. As of March 31, 2017, term loans in the aggregate principal amount of $250 million were drawn, and additional term loans of up to $150 million may be drawn prior to December 29, 2017. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity, joint venture or other investments, the repurchase or prepayment of indebtedness, and share repurchases.
We are dependent upon borrowings and letters of credit under the Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the condensed unaudited consolidated financial statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”), which is incorporated by reference.
4.875% Senior Notes
We have outstanding $400 million of 4.875% senior notes due March 15, 2023 (our “4.875% Senior Notes”), which were issued in 2013 in a registered public offering. The 4.875% Senior Notes are guaranteed by certain of our subsidiaries and are subject to certain provisions and covenants, as more fully described in Note 7 - Debt and Note 17 - Supplemental Guarantor Condensed Consolidating Financial Information in the notes to the audited consolidated financial statements included in our 2016 Form 10-K. Also see Note 16 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information in the notes to the condensed unaudited consolidated financial statements in this Form 10-Q, which are incorporated by reference.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of March 31, 2017.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2016 Form 10-K. Also see Note 7 - Debt in the notes to the condensed unaudited consolidated financial statements in this Form 10-Q for current period balances and discussion, which is incorporated by reference.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with certain indemnification and guarantee arrangements and obligations relating to our cost and equity investees, including our variable interest entities. Refer to Note 14 - Commitments and Contingencies, Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions in the notes to the condensed unaudited consolidated financial statements, which are incorporated by reference.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2017, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our Term Loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of March 31, 2017, we had $187 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 3.11% and a term loan with a balance of $250 million with an interest rate of 2.61%. Interest on letters of credit issued under our Credit Facility as of March 31, 2017 accrued at 0.750% per annum for performance standby letters of credit and at 1.625% per annum for financial standby letters of credit. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $1.2 million for the three month period ended March 31, 2017.
As of March 31, 2017, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and an aggregate $124 million of capital lease obligations and notes payable, which accrued interest at a weighted average interest rate of approximately 3.1% as of March 31, 2017. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 5% of our total revenue for the three month period ended March 31, 2017. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three month period ended March 31, 2017. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three month period ended March 31, 2017, foreign currency translation gains totaled approximately $1.2 million and primarily related to our Canadian operations.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of March 31, 2017. We may enter into foreign currency derivative contracts in the future to manage such exposure.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Legacy Litigation
Refer to Note 14 – Commitments and Contingencies in the notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2016 Form 10-K.
ITEM 1A.    RISK FACTORS
There have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2016 Form 10-K, as updated by our Quarterly Report on Form 10-Q.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1 through January 31	—	$—	—	$100,000,000
February 1 through February 28	472	$39.20	—	$100,000,000
March 1 through March 31	37,502	$39.10	—	$100,000,000
Total	37,974		—

(a)	Reflects share repurchases associated with certain employee elections under compensation and benefit programs.

(b)	No shares were purchased for the three months ended March 31, 2017 under the Company’s publicly announced $100 million 2016 Share Repurchase Program.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1*
Fourth Amended and Restated Credit Agreement, dated as of February 22, 2017, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

10.2*	MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, effective as of January 1, 2017.
10.3+*	Form of Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan.
10.4+*	Form of Non-Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan.
10.5+*	Form of Employee Restricted Stock Units Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan.
10.6+*	Form of Executive Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan.
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	May 4, 2017
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1*
Fourth Amended and Restated Credit Agreement, dated as of February 22, 2017, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

10.2*	MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, effective as of January 1, 2017.
10.3+*	Form of Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan.
10.4+*	Form of Non-Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan.
10.5+*	Form of Employee Restricted Stock Units Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan.
10.6+*	Form of Executive Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan.
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan arrangement.