Form 10-Q
period 2017-06-30
MASTEC INC
filed 2017-08-03
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
Commission File Number 001-08106
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of July 31, 2017, MasTec, Inc. had 82,751,889 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2017

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,890,180	$1,232,404	$3,048,364	$2,206,630
Costs of revenue, excluding depreciation and amortization	1,626,335	1,068,182	2,597,469	1,952,583
Depreciation and amortization	45,379	40,657	88,282	79,664
General and administrative expenses	70,823	67,852	135,604	127,900
Interest expense, net	14,791	12,639	27,388	24,797
Equity in earnings of unconsolidated affiliates	(6,060)	(489)	(7,706)	(3,555)
Other expense (income), net	146	1,524	576	(11,830)
Income before income taxes	$138,766	$42,039	$206,751	$37,071
Provision for income taxes	(55,434)	(17,601)	(82,792)	(15,514)
Net income	$83,332	$24,438	$123,959	$21,557
Net income attributable to non-controlling interests	1,664	350	1,321	162
Net income attributable to MasTec, Inc.	$81,668	$24,088	$122,638	$21,395

Earnings per share (Note 2):
Basic earnings per share	$1.01	$0.30	$1.52	$0.27
Basic weighted average common shares outstanding	80,925	80,351	80,812	80,253

Diluted earnings per share	$0.99	$0.30	$1.49	$0.26
Diluted weighted average common shares outstanding	82,292	81,266	82,226	81,043

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$83,332	$24,438	$123,959	$21,557
Other comprehensive income (loss):
Foreign currency translation gains, net of tax	595	247	1,774	5,871
Unrealized losses on equity investee activity, net of tax	(2,730)	(4,577)	(2,095)	(12,587)
Comprehensive income	$81,197	$20,108	$123,638	$14,841
Comprehensive income attributable to non-controlling interests	1,664	350	1,321	162
Comprehensive income attributable to MasTec, Inc.	$79,533	$19,758	$122,317	$14,679

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$18,230	$38,767
Accounts receivable, net	1,569,392	1,156,031
Inventories, net	95,541	111,031
Prepaid expenses	80,270	41,548
Other current assets	27,274	55,109
Total current assets	$1,790,707	$1,402,486
Property and equipment, net	648,456	549,084
Goodwill, net	1,040,302	995,874
Other intangible assets, net	185,932	179,711
Other long-term assets	158,088	55,977
Total assets	$3,823,485	$3,183,132
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$75,401	$64,600
Accounts payable	429,623	363,668
Accrued salaries and wages	112,180	67,126
Other accrued expenses	134,801	112,291
Billings in excess of costs and earnings	102,965	161,459
Other current liabilities	73,761	70,846
Total current liabilities	$928,731	$839,990
Long-term debt	1,313,860	961,379
Deferred income taxes	252,834	178,355
Other long-term liabilities	94,898	99,774
Total liabilities	$2,590,323	$2,079,498
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 90,825,531 and 90,634,771 (including 1,802,346 and 1,927,286 of unvested restricted shares) as of June 30, 2017 and December 31, 2016, respectively	9,083	9,063
Capital surplus	796,065	788,914
Retained earnings	632,579	509,941
Accumulated other comprehensive loss	(66,135)	(65,814)
Treasury stock, at cost: 8,094,004 shares as of both June 30, 2017 and December 31, 2016	(145,573)	(145,573)
Total MasTec, Inc. shareholders’ equity	$1,226,019	$1,096,531
Non-controlling interests	$7,143	$7,103
Total equity	$1,233,162	$1,103,634
Total liabilities and equity	$3,823,485	$3,183,132

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$123,959	$21,557
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	88,282	79,664
Non-cash interest expense, net	1,615	1,473
Non-cash stock-based compensation expense	7,166	7,405
Provision for deferred income taxes	76,584	1,155
Equity in earnings of unconsolidated affiliates	(7,706)	(3,555)
(Gains) losses on sales of assets, net, including fixed assets held-for-sale	(1,873)	1,177
Other non-cash items, net	13,190	2,098
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(388,818)	(179,372)
Inventories	28,295	(26,454)
Other assets, current and long-term portion	(81,286)	32,433
Accounts payable and accrued expenses	113,975	123,958
Billings in excess of costs and earnings	(58,594)	(18,856)
Book overdrafts	(9,760)	10,075
Other liabilities, current and long-term portion	6,978	(24,270)
Net cash (used in) provided by operating activities	$(87,993)	$28,488
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(37,444)	(4,102)
Capital expenditures	(56,853)	(63,893)
Proceeds from sale of property and equipment	7,369	10,163
Payments for other investments	(74,482)	(2,735)
Proceeds from other investments	12,118	695
Net cash used in investing activities	$(149,292)	$(59,872)
Cash flows from financing activities:
Proceeds from credit facilities	1,153,230	684,287
Repayments of credit facilities	(869,100)	(604,640)
Repayments of other borrowings	(10,291)	(5,993)
Payments of capital lease obligations	(30,858)	(27,506)
Payments of acquisition-related contingent consideration	(18,843)	(14,572)
Distributions to non-controlling interests	(1,280)	—
Proceeds from stock-based awards, net	5	3,338
Other financing activities, net	(6,240)	1,132
Net cash provided by financing activities	$216,623	$36,046
Effect of currency translation on cash	125	(888)
Net (decrease) increase in cash and cash equivalents	$(20,537)	$3,774
Cash and cash equivalents - beginning of period	$38,767	$4,984
Cash and cash equivalents - end of period	$18,230	$8,758

Supplemental cash flow information:
Interest paid	$25,743	$22,647
Income taxes paid, net of refunds	$76,633	$7,131
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease and financing arrangements	$109,914	$3,481
Accrued capital expenditures	$1,499	$6,090

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber, install-to-the-home and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial; and (5) Other.
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
Principles of Consolidation
The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that MasTec consolidates are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company’s investments in entities for which the Company does not have a controlling interest, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as other long-term assets, or, for investments in a net liability position, within other long-term liabilities. Income or loss from these investments is recorded as a separate line item in the statements of operations. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee in transactions with third parties. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but the Company does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity. The cost method is used for investments in entities for which the Company does not have the ability to exert significant influence.
Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. As of June 30, 2017, the Company determined that certain of its investment arrangements were VIEs; however, because it does not have the power to direct the primary activities that most significantly impact the economic performance of these VIEs, the Company is not the primary beneficiary, and accordingly, has not consolidated these VIEs.
Translation of Foreign Currencies
The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use their local currency as their functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in other income or expense, net. In these condensed unaudited consolidated financial statements, “$” means U.S. dollars unless otherwise noted.
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
Significant Accounting Policies
Revenue Recognition
Revenue is derived from construction projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company frequently provides services under unit price or fixed price master service or other service agreements. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects performed under master service and other service agreements totaled 31% and 45% of consolidated revenue for the three month periods ended June 30, 2017 and 2016, respectively, and totaled 37% and 47% for the six month periods ended June 30, 2017 and 2016, respectively. The Company also performs services under master and other service agreements on a fixed fee basis, under which MasTec furnishes specified units of service for a fixed price per unit of service and revenue is recognized as the services are rendered. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.
The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized. For both the six month periods ended June 30, 2017 and 2016, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2016 and 2015. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are completed within one year.
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats such costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, and defers costs or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of June 30, 2017 and December 31, 2016, the Company had approximately $19 million and $17 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings or billed accounts receivable, as appropriate, represent management’s best estimate of contract revenue that has been earned and that management believes is probable of collection. As of both June 30, 2017 and December 31, 2016, these change orders were primarily related to contracts in the Oil and Gas segment. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.
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
Accounting Pronouncements Not Yet Adopted
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as modifications. Limited and administrative modifications that do not change the value, vesting conditions, or classification of the award are exempt from following the modification guidance in Topic 718. ASU 2017-09 is effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 clarifies certain guidance under Subtopic 610-20 that was issued as part of the new revenue standard, including the recognition of gains and losses on the sale or transfer of nonfinancial assets to noncustomers, and clarifies accounting for contributions of nonfinancial assets to joint ventures, among other requirements. ASU 2017-05 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
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
The Company has substantially completed its assessment of the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls.  The Company’s assessment included a detailed review of representative contracts at each of the Company’s business units and a comparison of its historical accounting policies and practices to the new standard. Based on the Company’s review of various types of revenue arrangements, the Company expects to recognize revenue and earnings over time utilizing the cost-to-cost measure of progress for its fixed price contracts and certain master service and other service agreements, consistent with current practice.  For these contracts, the cost-to-cost measure of progress best depicts the transfer of control of goods or services to the customer under the new standard. Under the new standard and consistent with the Company’s current practice, the cost of uninstalled materials will generally be excluded from the measure of progress, unless specifically produced or fabricated for a project, because such cost does not appropriately depict the Company’s performance in transferring control of goods or services to the customer. The Company has substantially completed its analysis of the information necessary to enable the preparation of the financial statements and related disclosures under the new standard. As part of this analysis, the Company evaluated its information technology capabilities and systems, and does not expect to incur significant information technology costs to modify systems currently in place. The Company will implement targeted changes to its internal reporting processes to facilitate gathering the data needed for the new disclosure requirements. The Company will also implement updates to its control processes and procedures, as necessary, based on changes resulting from the new standard. The Company does not expect any such updates to materially affect the Company’s internal controls over financial reporting.
The Company anticipates adopting the standard using the modified retrospective transition approach.  Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018.  For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings.  Any potential effect of adoption of these ASUs has not yet been quantified; however, based on the review of contracts across all of the Company’s business units to date, the adoption of these ASUs is not expected to have a material effect on the timing or amount of revenue recognized as compared to current practices.  The Company expects to begin training its business units for the implementation of the new standard, and to continue developing the disclosures required by the new standard during the third quarter of 2017.
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
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income attributable to MasTec by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares and/or outstanding but unexercised stock options. The Company has no remaining outstanding stock options; all options under the Company’s stock option grants were exercised in 2016. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.
As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, the Company adopted ASU 2016-09 effective January 1, 2017 on a prospective basis. ASU 2016-09 changed the recognition of excess tax benefits or tax deficiencies upon the vesting of share-based payment awards from additional paid-in capital, within equity, to income tax benefit or expense, within the statement of operations. As a result, excess tax benefits or deficiencies under ASU 2016-09 are excluded from assumed proceeds under the treasury stock method. Previously, excess tax benefits or tax deficiencies were included within assumed proceeds. For both the three and six month periods ended June 30, 2017, this resulted in the inclusion of approximately 0.3 million incremental shares in the Company’s total weighted average diluted shares outstanding.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to MasTec:
Net income - basic and diluted (a)	$81,668	$24,088	$122,638	$21,395
Weighted average shares outstanding:
Weighted average shares outstanding - basic	80,925	80,351	80,812	80,253
Dilutive common stock equivalents	1,367	915	1,414	790
Weighted average shares outstanding - diluted	82,292	81,266	82,226	81,043

Additional information:
Weighted average anti-dilutive common stock equivalents (b)	13	—	6	3

(a)	Calculated as total net income less amounts attributable to non-controlling interests.

(b)	Represents anti-dilutive common stock equivalents as calculated under the treasury stock method.
Note 3 - Goodwill and Other Intangible Assets
The following table provides details of goodwill by reportable segment as of June 30, 2017 (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross	$463.1	$382.2	$149.9	$117.6	$1,112.8
Accumulated impairment losses	—	(72.5)	—	—	(72.5)
Goodwill, net	$463.1	$309.7	$149.9	$117.6	$1,040.3
For the six month period ended June 30, 2017, additions to goodwill from new business combinations totaled $42.4 million. Currency translation effects related to goodwill and accumulated impairment losses totaled approximately $4.6 million of gains and $2.6 million of losses, respectively, for the six month period ended June 30, 2017. For the six month period ended June 30, 2016, additions to goodwill from accruals of acquisition-related contingent consideration totaled $5.8 million, and currency translation effects related to goodwill and accumulated impairment losses totaled $8.0 million of gains and $4.2 million of losses, respectively.
The following table provides a reconciliation of changes in other intangible assets for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross, as of December 31, 2016	$34.5	$74.6	$195.1	$19.1	$323.3
Accumulated amortization			(131.9)	(11.7)	(143.6)
Other intangible assets, net, as of December 31, 2016	$34.5	$74.6	$63.2	$7.4	$179.7
Additions from new business combinations	—	—	12.8	0.6	13.4
Amortization expense			(8.4)	(0.6)	(9.0)
Currency translation adjustments	—	1.6	0.3	(0.1)	1.8
Other intangible assets, net, as of June 30, 2017	$34.5	$76.2	$67.9	$7.3	$185.9

(a)	Consists principally of trade names and non-compete agreements.
Amortization expense associated with intangible assets for the three month periods ended June 30, 2017 and 2016 totaled $4.9 million and $5.3 million, respectively, and for the six month periods ended June 30, 2017 and 2016, totaled $9.0 million and $10.5 million, respectively.
2017 Acquisitions. In April 2017, MasTec acquired a leading wireline/fiber deployment construction contractor with operations in several western states, predominantly servicing cable system operators, for an aggregate purchase price composed of approximately $38.2 million in cash and a five year earn-out, valued at $25.0 million, which is included in the Company’s Communications segment. As of June 30, 2017, determination of the estimated fair values of the net assets acquired and the estimated earn-out liability were preliminary, and further adjustments to these purchase accounting estimates may occur.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2017 and December 31, 2016, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration, which represents the estimated fair value of future earn-outs payable for acquisitions of businesses (“ASC 805 contingent consideration”). ASC 805 contingent consideration is based on management estimates and entity-specific assumptions and is evaluated on an ongoing basis. As of June 30, 2017 and December 31, 2016, the fair value of the Company’s ASC 805 contingent consideration totaled $43.3 million and $45.8 million, respectively, of which $19.1 million and $21.8 million, respectively, was included within other current liabilities. The fair value of the Company’s ASC 805 contingent consideration is estimated using an income approach and incorporates significant inputs not observable in the market. These assumptions include the discount rate and probability-weighted earnings before interest, taxes, depreciation and amortization (“EBITDA”) projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. As of June 30, 2017, the range of potential undiscounted earn-out liabilities was estimated to be between $9 million and $69 million; however, there is no maximum payment amount.
ASC 805 contingent consideration activity consists primarily of additions from new business combinations, payments of earn-out liabilities, changes in the expected fair value of future earn-out obligations, and, for earn-out liabilities denominated in foreign currencies, translation gains or losses. Fair value adjustments are recorded within other income or expense, and foreign currency translation activity is recorded within other comprehensive income or loss, as appropriate. For both the three and six month periods ended June 30, 2017, additions from new business combinations totaled $25.0 million. Payments in connection with ASC 805 contingent consideration totaled $18.8 million for both the three and six month periods ended June 30, 2017, and totaled $10.6 million for both the three and six month periods ended June 30, 2016. Foreign currency translation losses were de minimis for the three month period ended June 30, 2016, and totaled $0.6 million for the six month period ended June 30, 2016. During the second quarter of 2017, the Company recognized a decrease in the expected fair value of future earn-out obligations of $8.6 million for a business in the Company’s Communications segment, and during the first quarter of 2016, the Company recognized a net reduction in the expected fair value of future earn-out obligations of $2.3 million for certain of the Company’s western Canadian oil and gas businesses due to finalization of completed earn-out arrangements and adjustments to expected future period earn-out obligations.
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
As of both June 30, 2017 and December 31, 2016, the gross carrying amount of the Company’s 4.875% senior notes due 2023 (the “4.875% Senior Notes”) totaled $400 million. As of June 30, 2017 and December 31, 2016, the estimated fair value of the Company’s 4.875% Senior Notes, based on quoted market prices in active markets, a Level 1 input, totaled $398.0 million and $388.0 million, respectively.

Cost and Equity Investees. The Company’s cost and equity investees as of June 30, 2017 are primarily composed of: (i) the Company’s equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) the Company’s interests in a pre-acquisition equity method investment of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”); (iii) a $15 million cost investment in Cross Country Infrastructure Services, Inc. (“CCI,” previously, Cross Country Pipeline Supply, Inc.); (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other cost and equity method investments. See Note 15 - Related Party Transactions.
The fair values of the Company’s cost and equity method investments are not readily observable. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost and/or equity investments as of June 30, 2017 or December 31, 2016. Cumulative undistributed earnings from equity method investees totaled $3.3 million as of June 30, 2017.
The Waha JVs. The Waha JVs own and operate two pipelines and a header system that transport natural gas to the Mexican border for export. These pipelines commenced operations in the first half of 2017. For the three and six month periods ended June 30, 2017, the Company made equity and other contributions to these joint ventures of approximately $19.9 million and $73.3 million, respectively. As collateral for its equity commitments in the Waha JVs, the Company has issued letters of credit (the “Equity LC Amount”), of which $19 million and $91 million, respectively, were outstanding as of June 30, 2017 and December 31, 2016. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $6.1 million and $7.7 million for the three and six month periods ended June 30, 2017, respectively, and totaled $0.5 million for the three month period ended June 30, 2016. Equity in earnings from the Waha JVs for the six month period ended June 30, 2016 was de minimis.
The Waha JVs are party to certain interest rate swaps. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps in its financial statements. For the three and six month periods ended June 30, 2017, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps was a loss of approximately $4.4 million and $3.4 million, respectively, or $2.7 million and $2.1 million, net of tax, respectively, which amounts are included within other comprehensive income or loss, as appropriate. For the three and six month periods ended June 30, 2016, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps was a loss of approximately $7.5 million and $20.5 million, respectively, or $4.6 million and $12.6 million, net of tax, respectively.
Certain subsidiaries of MasTec have provided pipeline construction services to the Waha JVs. For the three and six month periods ended June 30, 2017, revenue recognized in connection with work performed for the Waha JVs, including intercompany eliminations, totaled $100.2 million and $251.6 million, respectively, and for the three and six month periods ended June 30, 2016, totaled $51.6 million and $61.9 million, respectively. As of June 30, 2017 and December 31, 2016, related receivables, including retainage, net of BIEC, totaled $54.1 million and $71.2 million, respectively. As of June 30, 2017 and December 31, 2016, the Company’s net investment in the Waha JVs represented an asset totaling approximately $107 million and $6 million, respectively. The Company’s net investment in the Waha JVs differs from its proportionate share of the net assets of the Waha JVs due to capitalized investment costs as well as the effect of intercompany eliminations.
Other investments. In connection with the 2014 acquisition of Pacer, the Company acquired equity interests in two joint ventures. There are no remaining amounts expected to be advanced in connection with these investments, and as of March 2016, all related project work had been completed. In the first quarter of 2016, revenue recognized by Pacer on behalf of these entities totaled $0.6 million. One of these entities was liquidated in 2016, and the second, which is in the final stages of liquidation, is being managed by a receiver to assist with the orderly wind-down of its operations. In the first quarter of 2016, $3.6 million of income was recognized related to changes in expected recoveries from these investments. The Company received $12.1 million of proceeds from the receiver in the first quarter of 2017. The remaining investment, for which the Company now has minimal involvement, is reviewed regularly by corporate management for potential changes in expected recovery estimates, and, during the second quarter of 2017, the Company recorded $5.8 million of expense related to changes in expected recovery amounts from this investment. The aggregate net carrying value of this investment, which represents expected recoveries under the receivership arrangement, totaled $14.3 million and $31.4 million as of June 30, 2017 and December 31, 2016, respectively, which amounts are included within other current assets.

Note 5 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	June 30, 2017	December 31, 2016
Contract billings	$784.5	$564.2
Retainage	228.6	268.6
Costs and earnings in excess of billings	565.1	331.6
Accounts receivable, gross	$1,578.2	$1,164.4
Less allowance for doubtful accounts	(8.8)	(8.4)
Accounts receivable, net	$1,569.4	$1,156.0

Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Receivables expected to be collected beyond one year are recorded within other long-term assets. Provisions for doubtful accounts for the three month periods ended June 30, 2017 and 2016 totaled $0.2 million and $1.3 million, respectively, and for the six month periods ended June 30, 2017 and 2016, totaled $0.7 million and $1.7 million, respectively.

The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are purchased by the customer’s bank in return for a nominal fee. These arrangements, under which amounts can vary based on levels of activity and changes in customer payment terms, improve the collection cycle time of the related receivables. The discount charge, which is included within interest expense, totaled approximately $1.7 million and $0.5 million, respectively, for the three month periods ended June 30, 2017 and 2016, and totaled approximately $2.6 million and $0.9 million, respectively, for the six month periods ended June 30, 2017 and 2016.
Note 6 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	June 30, 2017	December 31, 2016
Land	$4.6	$4.6
Buildings and leasehold improvements	26.2	24.2
Machinery and equipment	1,155.6	997.8
Office furniture and equipment	148.9	146.1
Construction in progress	12.3	9.5
Total property and equipment	$1,347.6	$1,182.2
Less accumulated depreciation and amortization	(699.1)	(633.1)
Property and equipment, net	$648.5	$549.1
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $108.9 million and $107.8 million as of June 30, 2017 and December 31, 2016, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $26.8 million and $30.9 million as of June 30, 2017 and December 31, 2016, respectively. Depreciation and amortization expense associated with property and equipment for the three month periods ended June 30, 2017 and 2016 totaled $40.5 million and $35.4 million, respectively, and totaled $79.2 million and $69.1 million for the six month periods ended June 30, 2017 and 2016, respectively.

Note 7 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2017	December 31, 2016
Senior secured credit facility:	February 22, 2022
Revolving loans		$564.6	$279.9
Term loan		250.0	237.5
4.875% Senior Notes	March 15, 2023	400.0	400.0
Capital lease obligations, weighted average interest rate of 3.3%	In installments through June 30, 2022	177.9	98.6
Notes payable and other debt obligations	Varies	11.2	19.8
Total long-term debt obligations		$1,403.7	$1,035.8
Less unamortized deferred financing costs		(14.4)	(9.8)
Total debt, net of deferred financing costs		$1,389.3	$1,026.0
Current portion of long-term debt		75.4	64.6
Long-term debt		$1,313.9	$961.4
Senior Secured Credit Facility
The Company has a senior secured credit facility, (the “Credit Facility”), which was amended and restated on February 22, 2017. The Company refers to its amended and restated credit facility as the “2017 Credit Facility,” and to its previous credit facility as the “2016 Credit Facility.” The 2017 Credit Facility increased the Company’s aggregate borrowing commitments from approximately $1.2 billion to $1.5 billion, which amount is composed of $1.1 billion of revolving commitments and a term loan in the aggregate principal amount of $400 million. The amended and restated credit facility also extended the Credit Facility’s maturity date to February 22, 2022. As of June 30, 2017, term loans in the aggregate principal amount of $250 million were drawn under the 2017 Credit Facility, and additional term loans of $150 million were drawn in July 2017. The term loan is subject to amortization in quarterly principal installments that commence in December 2017, which as of June 30, 2017, amounted to $3.1 million. This amount is subject to adjustment for the additional term loans and, if applicable, certain prepayments. As of December 31, 2016, term loans in the aggregate principal amount of $238 million were outstanding.

The 2017 Credit Facility also increased the amount the Company can borrow either in Canadian dollars and/or Mexican pesos up to an aggregate equivalent amount of $300 million. The maximum amount available for letters of credit under the 2017 Credit Facility is $650 million, of which up to $200 million can be denominated in either Canadian dollars and/or Mexican pesos. The Credit Facility also provides for swing line loans of up to $75 million, and, subject to certain conditions, the Company has the option to increase revolving commitments and/or establish additional term loan tranches up to an aggregate amount of $250 million. Subject to the terms and conditions described in the Credit Facility, these additional term loan tranches may rank equal or junior in respect of right of payment and/or collateral to the Credit Facility, and may have terms and pricing that differ from the 2017 Credit Facility. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including investments in equity or other investees, potential acquisitions or other strategic arrangements, and the repurchase or prepayment of indebtedness.
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
As of June 30, 2017 and December 31, 2016, outstanding revolving loans, which included $153 million and $119 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 3.60% and 3.71% per annum, respectively. The term loan accrued interest at a rate of 2.73% and 2.77% as of June 30, 2017 and December 31, 2016, respectively. Letters of credit of approximately $305.6 million and $314.3 million were issued as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, letters of credit fees accrued at 0.625% and 1.00% per annum, respectively, for performance standby letters of credit, and at 1.50% and 2.00% per annum, respectively, for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2017, total availability of $379.8 million under the 2017 Credit Facility included $150.0 million of term loans and $229.8 million of availability for revolving loans or new letters of credit. As of December 31, 2016, total availability of $405.9 million was available for revolving loans, or up to $335.7 million for new letters of credit. Revolving loan borrowing capacity included $147.4 million and $80.9 million of availability in either Canadian dollars or Mexican pesos as of June 30, 2017 and December 31, 2016, respectively. The unused facility fee as of June 30, 2017 and December 31, 2016 accrued at a rate of 0.25% and 0.40%, respectively.
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
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. As June 30, 2017 and December 31, 2016, maximum borrowing capacity totaled Canadian $20.0 million and $40.0 million, respectively, or approximately $15.4 million and $29.8 million, respectively. As of June 30, 2017 and December 31, 2016, outstanding borrowings totaled approximately $7.0 million and $13.4 million, respectively, and accrued interest at a weighted average rate of approximately 3.5% and 3.6%, respectively. Outstanding borrowings that are not renewed are repaid with borrowings under the Company’s senior secured credit facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, which are included within notes payable and other debt obligations in the table above, are classified within long-term debt in the Company’s consolidated balance sheets. The Company’s other credit facilities are subject to customary provisions and covenants.
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

MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of June 30, 2017 and December 31, 2016.
Additional Information
As of June 30, 2017 and December 31, 2016, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $8.8 million and $8.5 million, respectively. Additionally, in connection with the 2017 Credit Facility amendment, the Company paid $6.2 million in financing costs for the six month period ended June 30, 2017. For additional information pertaining to the Company’s debt instruments, including its 4.875% Senior Notes, see Note 7 - Debt in the Company’s 2016 Form 10-K.
Note 8 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide lease financing for machinery and equipment. The gross amount of assets held under capital leases as of June 30, 2017 and December 31, 2016, which are included within property and equipment, net, totaled $395.2 million and $294.9 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $264.3 million and $177.5 million as of June 30, 2017 and December 31, 2016, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 15 - Related Party Transactions. Rent and related expense for operating leases that have non-cancelable terms in excess of one year totaled approximately $26.6 million and $24.3 million for the three month periods ended June 30, 2017 and 2016, respectively, and totaled $52.2 million and $48.9 million for the six month periods ended June 30, 2017 and 2016, respectively. The Company also incurred rent and related expense for facilities, vehicles and equipment having original terms of one year or less totaling approximately $133.3 million and $70.7 million for the three month periods ended June 30, 2017 and 2016, respectively, and totaling $188.4 million and $117.2 million for the six month periods ended June 30, 2017 and 2016, respectively.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of June 30, 2017, including employee stock purchase plans, there were approximately 5.0 million shares available for future grant. In March 2017, the Company’s board of directors adopted the Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 ICP”), which was effective as of January 1, 2017 and changed the amount of tax the Company can withhold for employee tax withholdings on share-based awards, as provided under ASU 2016-09. The Company adopted ASU 2016-09 as of January 1, 2017, as discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”), which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of June 30, 2017 was approximately $19.2 million, which is expected to be recognized over a weighted average period of approximately 1.4 years. The intrinsic value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.2 million and $1.2 million for the three month periods ended June 30, 2017 and 2016, respectively, and totaled $11.7 million and $1.4 million for the six month periods ended June 30, 2017 and 2016, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2016	1,970,586	$21.61
Granted	188,843	39.44
Vested	(300,633)	40.73
Canceled/forfeited	(17,400)	16.57
Non-vested restricted shares, as of June 30, 2017	1,841,396	$20.36

(a)	Includes 39,050 and 43,300 restricted stock units as of June 30, 2017 and December 31, 2016, respectively.
Stock Options
The Company previously granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans. During 2016, all stock options that were outstanding under previous stock option grants were exercised. For the three and six month periods ended June 30, 2016, the intrinsic value of options exercised, which is based on the difference between the exercise price and the market share price of the Company’s common stock on the date of exercise, totaled $0.6 million and $1.3 million, respectively. For the three and six month periods ended June 30, 2016, proceeds from options exercised totaled $0.7 million and $2.0 million, respectively.

Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”) under which shares of the Company's common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Six Months Ended June 30,
	2017	2016
Cash proceeds (in millions)	$1.6	$1.3
Common shares issued	49,502	83,680
Weighted average price per share	$33.30	$15.95
Weighted average per share grant date fair value	$8.67	$4.36
Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax effects for the periods indicated were as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Non-cash stock-based compensation expense	$3.4	$3.9	$7.2	$7.4
Income Tax Effects:
Income tax effect of non-cash stock-based compensation	$1.3	$2.3	$2.5	$3.9
Excess tax benefit from non-cash stock-based compensation (a)	$0.0	$0.9	$0.1	$1.1

(a)
Excess tax benefits represent cash flows from tax deductions in excess of the tax effect of compensation expense associated with share-based payment arrangements. For the six month period ended June 30, 2017, the Company incurred a net tax deficiency of $0.1 million related to the vesting of share-based payment awards and excess tax benefits were de minimis. As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, the Company adopted ASU 2016-09 effective January 1, 2017 on a prospective basis. ASU 2016-09 changed the required presentation of excess tax benefits in the consolidated statement of cash flows from financing activities to operating activities. Excess tax benefits for the comparative prior year period are classified as cash flows from financing activities.

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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended June 30:
2017	3,669	7,057	$28.3	$2.7	$31.0
2016	1,410	4,170	$12.2	$2.5	$14.7
For the Six Months Ended June 30:
2017	550	7,057	$32.0	$5.3	$37.3
2016	1,112	4,170	$17.0	$4.7	$21.7
The fluctuations in the average number of employees covered under multiemployer plans and related contributions in the table above related primarily to timing of activity of the Company’s union resource-based projects for its oil and gas operations.

Note 11 – Equity
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is composed of unrealized foreign currency translation gains and losses, which relate primarily to fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, and unrealized gains and losses from certain investment activities. For both the three and six month periods ended June 30, 2017 and 2016, unrealized foreign currency activity related primarily to the Company’s Canadian operations, and unrealized investment activity related to interest rate swaps associated with the Waha JVs.
Share Activity
No shares of the Company’s common stock have been repurchased under the Company’s 2016 share repurchase program.
Note 12 - Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, effective January 1, 2017, the Company adopted ASU 2016-09, which changed the recognition requirements for excess tax benefits (“windfalls”) or tax deficiencies (“shortfalls”) from share-based payment awards. ASU 2016-09 requires windfalls or shortfalls to be recognized within income tax expense in the interim periods in which they occur, rather than as additional paid-in capital. Given that windfalls or shortfalls are recognized in income tax expense in the periods in which they occur, they are not included when estimating annual effective tax rates. The tax effect related to the vesting of share-based payment awards did not have a significant effect on the Company’s consolidated effective tax rate for the three and six month periods ended June 30, 2017.

As of June 30, 2017, the Company had $252.8 million of long-term deferred tax liabilities. As of December 31, 2016, current deferred tax assets, net, totaled $11.8 million and long-term deferred tax liabilities, net, totaled $178.4 million. In addition, as of June 30, 2017 and December 31, 2016, accrued income and other taxes payable, which are included within other accrued expenses, totaled $16.7 million and $40.3 million, respectively. The Company adopted Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which changed the classification requirements for deferred tax assets and liabilities, effective January 1, 2017. ASU 2015-17 requires long-term classification of all deferred tax assets and liabilities, rather than separately classifying deferred tax assets and liabilities based on their net current and non-current amounts, as was required under the previous guidance. The Company adopted ASU 2015-17 on a prospective basis, therefore prior periods were not adjusted to conform to the current period presentation. The adoption of ASU 2015-17 did not have had a material effect on the consolidated financial statements.
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure primarily for wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, infrastructure for utilities, among others. MasTec performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of industrial infrastructure. The Other segment includes equity investees, the services of which vary from those provided by the Company’s four primary segments, as well as other small business units that perform construction and other services for a variety of international end-markets.
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
For the six month period ended June 30, 2017, Other segment EBITDA included previously disclosed first quarter project losses of $7.0 million from a proportionately consolidated non-controlled Canadian joint venture, which is managed by a third party, and for which we have minimal direct construction involvement. For the six month period ended June 30, 2016, Oil and Gas and Electrical Transmission segment EBITDA included first quarter project losses of $13.5 million and $15.1 million, respectively.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2017	2016	2017	2016
Communications (a)	$592.2	$592.2	$1,151.7	$1,103.8
Oil and Gas	1,140.4	425.6	1,596.2	718.4
Electrical Transmission	96.6	95.6	195.4	181.9
Power Generation and Industrial	60.7	119.7	107.3	201.1
Other	1.9	3.9	3.6	7.3
Eliminations	(1.6)	(4.6)	(5.8)	(5.9)
Consolidated revenue	$1,890.2	$1,232.4	$3,048.4	$2,206.6

(a)
Revenue generated primarily by utilities customers represented 11.5% and 11.0% of Communications segment revenue for the three month periods ended June 30, 2017 and 2016, respectively, and represented 12.4% and 10.7% for the six month periods ended June 30, 2017 and 2016, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA:	2017	2016	2017	2016
Communications	$59.5	$66.4	$107.8	$128.1
Oil and Gas	154.0	53.6	247.9	69.8
Electrical Transmission	3.5	(9.9)	6.7	(33.7)
Power Generation and Industrial	4.7	4.8	5.6	7.7
Other	6.8	0.3	1.5	0.5
Corporate	(29.6)	(19.9)	(47.1)	(30.9)
Consolidated EBITDA	$198.9	$95.3	$322.4	$141.5

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Depreciation and Amortization:	2017	2016	2017	2016
Communications	$13.5	$12.4	$25.5	$24.6
Oil and Gas	23.2	19.3	45.1	37.5
Electrical Transmission	5.7	5.8	11.4	11.0
Power Generation and Industrial	1.4	1.5	2.9	3.1
Other	0.0	0.0	0.1	0.0
Corporate	1.6	1.7	3.3	3.5
Consolidated depreciation and amortization	$45.4	$40.7	$88.3	$79.7

The following table, which may contain slight summation differences due to rounding, presents a reconciliation of consolidated income before income taxes to EBITDA (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA Reconciliation:	2017	2016	2017	2016
Income before income taxes	$138.8	$42.0	$206.8	$37.1
Plus:
Interest expense, net	14.8	12.6	27.4	24.8
Depreciation and amortization	45.4	40.7	88.3	79.7
Consolidated EBITDA	$198.9	$95.3	$322.4	$141.5

Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico. For the three month periods ended June 30, 2017 and 2016, revenue of $1.8 billion and $1.2 billion, respectively, was derived from U.S. operations, and revenue of $40.5 million and $65.5 million, respectively, was derived from foreign operations, primarily in Canada. For the six month periods ended June 30, 2017 and 2016, revenue of $2.9 billion and $2.1 billion, respectively, was derived from U.S. operations, and revenue of $99.7 million and $149.0 million, respectively, was derived from foreign operations, primarily in Canada. The majority of the Company’s foreign operations during the three and six month periods ended June 30, 2017 and 2016 were in the Company’s Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $583.8 million and $475.3 million as of June 30, 2017 and December 31, 2016, respectively, and, for the Company’s businesses in foreign countries, primarily in Canada, totaled $64.7 million and $73.8 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.1 billion as of both June 30, 2017 and December 31, 2016, and, for the Company’s businesses in foreign countries, primarily in Canada, totaled approximately $110.6 million and $107.8 million as of June 30, 2017 and December 31, 2016, respectively. Amounts due from customers from which foreign revenue was derived accounted for approximately 5% and 8%, respectively, of the Company’s consolidated net accounts receivable position as of June 30, 2017 and December 31, 2016, which represents accounts receivable, net, less BIEC.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Customer:	2017	2016	2017	2016
Energy Transfer affiliates (a)	47%	22%	35%	20%
AT&T (including DIRECTV®) (b)	22%	36%	27%	37%

(a)
The Company's relationship with Energy Transfer affiliates is based upon various construction contracts for pipeline activities with Energy Transfer Partners L.P., and their subsidiaries and affiliates, all of which are consolidated by Energy Transfer Equity, L.P. Revenue from Energy Transfer affiliates is included in the Oil and Gas segment.

(b)
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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s cost and equity investees, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2017 and December 31, 2016, there were $305.6 million and $314.3 million, respectively, of letters of credit issued under the Company’s Credit Facility. The Company is not aware of material claims relating to its outstanding letters of credit as of June 30, 2017 or December 31, 2016.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2017 and December 31, 2016, outstanding performance and payment bonds totaled $50.9 million and $72.9 million, respectively, and estimated costs to complete projects secured by these bonds totaled $9.6 million and $9.5 million as of June 30, 2017 and December 31, 2016, respectively. These amounts do not include performance and payment bonds associated with the Company’s equity investees.
Cost and Equity Investees and Other Entities. The Company holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture that was underway when the Company acquired Pacer in 2014, whose sole activity involves the construction of a bridge, a business in which the Company does not otherwise engage. This joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, automatically terminates upon completion of the project. The Company also holds undivided interests of 85%, 85% and 90%, respectively, in three proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of June 30, 2017, the Company was not aware of circumstances that would reasonably lead to material future claims against it in connection with these arrangements.
The Company has other investment arrangements, as discussed in Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions. From time to time, the Company may incur costs or provide financing, performance, financial and/or other guarantees to or in connection with its investees.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of June 30, 2017 and December 31, 2016, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $94.2 million and $85.8 million, respectively, of which $59.5 million and $55.2 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims totaled $3.0 million and $2.6 million as of June 30, 2017 and December 31, 2016, respectively.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $85.1 million as of both June 30, 2017 and December 31, 2016, respectively. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets, amounted to $1.5 million for these policies as of both June 30, 2017 and December 31, 2016. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $13.5 million as of both June 30, 2017 and December 31, 2016.
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
Based upon the information available to the Company from plan administrators as of June 30, 2017, several of the multiemployer pension plans in which it participates are underfunded and, as a result, the Company could be required to increase its contributions, including in the form of a surcharge on future benefit contributions. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2017 and December 31, 2016, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Concentrations of Risk. The Company had approximately 375 customers for the six month period ended June 30, 2017. As of June 30, 2017 and December 31, 2016, one customer accounted for approximately 48% and 24%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC. As of June 30, 2017 and December 31, 2016, a separate customer accounted for approximately 11% and 17%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 84% and 76%, respectively, of its revenue from its top ten customers for the three month periods ended June 30, 2017 and 2016, and derived 79% and 74% of its revenues, respectively, from its top ten customers for the six month periods ended June 30, 2017 and 2016.

Note 15 - Related Party Transactions
For the three month periods ended June 30, 2017 and 2016, revenue recognized by the Company’s Pacer subsidiary for work performed for a contractual joint venture in which it holds a 35% undivided interest totaled $0.2 million and $0.3 million, respectively, and for the six month periods ended June 30, 2017 and 2016, totaled $0.3 million and $0.6 million, respectively. As of June 30, 2017 and December 31, 2016, receivables from this contractual joint venture totaled $0.8 million and $0.7 million, respectively. Related performance guarantees, which are based on the original full contract value, as of both June 30, 2017 and December 31, 2016, totaled Canadian $132.1 million (or approximately $101.9 million and $98.3 million, respectively). In connection with this contractual joint venture, the Company provided project-related financing of $2.3 million and $3.1 million, respectively, for the three and six month periods ended June 30, 2017, and $1.4 million and $4.9 million, respectively, for the three and six month periods ended June 30, 2016. As of June 30, 2017, there were no additional amounts committed to this entity.
In connection with an April 2017 acquisition, the Company acquired a 40% interest in an entity, valued at $0.4 million. The Company has a subcontracting arrangement with this entity. For the three month period ended June 30, 2017, the Company incurred $0.2 million of expenses under this subcontracting arrangement, and associated amounts payable as of June 30, 2017 totaled $0.1 million. Amounts advanced to this entity during the second quarter of 2017, which amount was outstanding as of June 30, 2017, totaled $0.3 million. Additionally, during the second quarter of 2017, in connection with this acquisition, the Company made payments of $3.8 million under a vendor financing arrangement to an entity that is owned by a member of subsidiary management. As of June 30, 2017, related payables totaled approximately $1.4 million.
During the second quarter of 2017, the Company committed to invest $2.0 million in connection with its expected approximate 4% interest in a special purpose acquisition corporation, focusing on transactions in the telecommunications industry, upon completion of its initial public offering, which occurred in the third quarter of 2017. Upon completion of the offering, José R. Mas, MasTec’s Chief Executive Officer, became a director of this corporation and another employee of the Company is this corporation’s Chief Executive Officer.
MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including CCI, in which the Company has a cost method investment. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, serves as the chairman of CCI. For the three month periods ended June 30, 2017 and 2016, MasTec paid CCI approximately $11.0 million and $2.8 million, respectively, for equipment supplies, rentals, leases and servicing. For the six month periods ended June 30, 2017 and 2016, MasTec paid CCI approximately $12.0 million and $3.6 million, respectively, net of rebates. As of June 30, 2017 and December 31, 2016, related payables totaled approximately $10.9 million and $1.5 million, respectively.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended June 30, 2017 and 2016, MasTec incurred $15.0 million and $1.8 million, respectively, of expenses under this subcontracting arrangement, and for the six month periods ended June 30, 2017 and 2016, MasTec incurred $15.5 million and $3.3 million, respectively. As of June 30, 2017 and December 31, 2016, related amounts payable totaled $6.5 million and $0.1 million, respectively.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a majority interest. For both three month periods ended June 30, 2017 and 2016, MasTec charged approximately $0.2 million to this customer, and for both the six month periods ended June 30, 2017 and 2016, charged $0.4 million. As of both June 30, 2017 and December 31, 2016, outstanding receivables from employee leasing arrangements with this customer totaled $0.2 million. The Company also provides satellite communication services to this customer. For both three month periods ended June 30, 2017 and 2016, revenue from satellite communication services provided to this customer totaled approximately $0.2 million, and for both the six month periods ended June 30, 2017 and 2016, satellite communication revenues totaled $0.4 million. As of June 30, 2017 and December 31, 2016, receivables from this arrangement totaled approximately $0.3 million and $0.4 million, respectively.
MasTec has a leasing arrangement with a third party that leases an aircraft from a Company owned by Jorge Mas. For the three month periods ended June 30, 2017 and 2016, MasTec paid $0.5 million and $0.6 million, respectively, under this leasing arrangement, and for the six month periods ended June 30, 2017 and 2016, MasTec paid $1.0 million and $1.3 million, respectively. As of June 30, 2017, there were no related amounts payable, and, as of December 31, 2016, related amounts payable were de minimis.
For the three month periods ended June 30, 2017 and 2016, related party lease payments for operational facilities and equipment, which are primarily associated with members of subsidiary management, totaled approximately $14.4 million and $9.9 million, respectively, and for the six month periods ended June 30, 2017 and 2016, related party lease payments totaled approximately $27.1 million and $19.1 million, respectively. Payables associated with related party leases totaled approximately $0.2 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively. Additionally, payments for various types of supplies and services, including ancillary construction services, project-related site restoration and marketing and business development activities associated with members of subsidiary management totaled approximately $7.9 million and $3.6 million for the three month periods ended June 30, 2017 and 2016, respectively, and totaled $14.5 million and $6.8 million for the six month periods ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, associated amounts payable totaled approximately $3.9 million and $3.7 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by certain members of management of several of the Company’s subsidiaries, primarily in our Oil and Gas segment, and the Company has a subcontracting arrangement with one of these entities for the performance of ancillary oil and gas construction services, which transactions are eliminated in consolidation. The Company made distributions of earnings of $1.3 million in the first quarter of 2017 to holders of its non-controlling interests.

Split Dollar Agreements
MasTec has split dollar insurance agreements with each of José R. Mas and Jorge Mas. The Company paid $0.7 million and $0.5 million in the second quarter of 2017 in connection with the agreements for José R. Mas and Jorge Mas, respectively. The Company paid $0.7 million and $0.5 million in the second quarter of 2016 in connection with the agreements for José R. Mas and Jorge Mas, respectively. As of June 30, 2017 and December 31, 2016, life insurance assets associated with these agreements totaled $16.0 million and $14.8 million, respectively, which amount is included within other long-term assets.
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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Three Months Ended June 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,818.1	$122.9	$(50.8)	$1,890.2
Costs of revenue, excluding depreciation and amortization	—	1,566.3	110.8	(50.8)	1,626.3
Depreciation and amortization	—	37.1	8.3	—	45.4
General and administrative expenses	0.6	66.5	3.7	—	70.8
Interest expense (income), net	—	30.4	(15.6)	—	14.8
Equity in earnings of unconsolidated affiliates	—	—	(6.1)	—	(6.1)
Other (income) expense, net	—	(5.3)	5.4	—	0.1
(Loss) income before income taxes	$(0.6)	$123.1	$16.3	$—	$138.8
Benefit from (provision for) income taxes	0.2	(44.7)	(10.9)	—	(55.4)
Net (loss) income before equity in income from subsidiaries	$(0.4)	$78.4	$5.4	$—	$83.3
Equity in income from subsidiaries, net of tax	82.1	—	—	(82.1)	—
Net income (loss)	$81.7	$78.4	$5.4	$(82.1)	$83.3
Net income attributable to non-controlling interests	—	—	1.7	—	1.7
Net income (loss) attributable to MasTec, Inc.	$81.7	$78.4	$3.7	$(82.1)	$81.7
Comprehensive income (loss)	$79.5	$78.4	$3.2	$(79.9)	$81.2

For the Three Months Ended June 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,149.4	$93.5	$(10.5)	$1,232.4
Costs of revenue, excluding depreciation and amortization	—	995.0	83.7	(10.5)	1,068.2
Depreciation and amortization	—	31.7	9.0	—	40.7
General and administrative expenses	0.6	61.5	5.8	—	67.9
Interest expense (income), net	—	27.8	(15.2)	—	12.6
Equity in earnings of unconsolidated affiliates	—	—	(0.5)	—	(0.5)
Other expense (income), net	—	1.8	(0.3)	—	1.5
(Loss) income before income taxes	$(0.6)	$31.6	$11.0	$—	$42.0
Benefit from (provision for) income taxes	0.2	(12.6)	(5.2)	—	(17.6)
Net (loss) income before equity in income from subsidiaries	$(0.4)	$19.0	$5.8	$—	$24.4
Equity in income from subsidiaries, net of tax	24.4	—	—	(24.4)	—
Net income (loss)	$24.0	$19.0	$5.8	$(24.4)	$24.4
Net income attributable to non-controlling interests	—	—	0.4	—	0.4
Net income (loss) attributable to MasTec, Inc.	$24.0	$19.0	$5.4	$(24.4)	$24.1
Comprehensive income (loss)	$19.8	$19.0	$1.4	$(20.1)	$20.1

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in millions)

For the Six Months Ended June 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,903.2	$217.0	$(71.8)	$3,048.4
Costs of revenue, excluding depreciation and amortization	—	2,457.4	211.9	(71.8)	2,597.5
Depreciation and amortization	—	71.1	17.2	—	88.3
General and administrative expenses	1.2	126.0	8.4	—	135.6
Interest expense (income), net	—	58.3	(30.9)	—	27.4
Equity in earnings of unconsolidated affiliates	—	—	(7.7)	—	(7.7)
Other (income) expense , net	—	(5.3)	5.9	—	0.6
(Loss) income before income taxes	$(1.2)	$195.7	$12.3	$—	$206.8
Benefit from (provision for) income taxes	0.4	(71.3)	(11.9)	—	(82.8)
Net (loss) income before equity in income from subsidiaries	$(0.8)	$124.4	$0.4	$—	$124.0
Equity in income from subsidiaries, net of tax	123.4	—	—	(123.4)	—
Net income (loss)	$122.6	$124.4	$0.4	$(123.4)	$124.0
Net income attributable to non-controlling interests	—	—	1.3	—	1.3
Net income (loss) attributable to MasTec, Inc.	$122.6	$124.4	$(1.0)	$(123.4)	$122.6
Comprehensive income (loss)	$122.3	$124.4	$—	$(123.1)	$123.6

For the Six Months Ended June 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,027.7	$189.5	$(10.6)	$2,206.6
Costs of revenue, excluding depreciation and amortization	—	1,772.3	190.9	(10.6)	1,952.6
Depreciation and amortization	—	63.0	16.7	—	79.7
General and administrative expenses	1.2	111.5	15.2	—	127.9
Interest expense (income), net	—	55.2	(30.4)	—	24.8
Equity in earnings of unconsolidated affiliates	—	—	(3.6)	—	(3.6)
Other income, net	—	(9.4)	(2.4)	—	(11.8)
(Loss) income before income taxes	$(1.2)	$35.1	$3.1	$—	$37.1
Benefit from (provision for) income taxes	0.5	(14.0)	(2.0)	—	(15.5)
Net (loss) income before equity in income from subsidiaries	$(0.7)	$21.1	$1.1	$—	$21.6
Equity in income from subsidiaries, net of tax	22.1	—	—	(22.1)	—
Net income (loss)	$21.4	$21.1	$1.1	$(22.1)	$21.6
Net income attributable to non-controlling interests	—	—	0.2	—	0.2
Net income (loss) attributable to MasTec, Inc.	$21.4	$21.1	$0.9	$(22.1)	$21.4
Comprehensive income (loss)	$14.7	$21.1	$(5.6)	$(15.4)	$14.8

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of June 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,649.5	$212.8	$(71.6)	$1,790.7
Property and equipment, net	—	556.1	92.4	—	648.5
Goodwill and other intangible assets, net	—	1,086.4	139.8	—	1,226.2
Investments in and advances to consolidated affiliates, net	1,212.9	806.2	749.0	(2,768.1)	—
Other long-term assets	13.1	23.0	122.0	—	158.1
Total assets	$1,226.0	$4,121.2	$1,316.0	$(2,839.7)	$3,823.5
Liabilities and equity
Total current liabilities	$—	$902.4	$97.9	$(71.6)	$928.7
Long-term debt	—	1,299.5	14.4	—	1,313.9
Other long-term liabilities	—	335.6	12.1	—	347.7
Total liabilities	$—	$2,537.5	$124.4	$(71.6)	$2,590.3
Total equity	$1,226.0	$1,583.7	$1,191.6	$(2,768.1)	$1,233.2
Total liabilities and equity	$1,226.0	$4,121.2	$1,316.0	$(2,839.7)	$3,823.5

As of December 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,256.3	$175.8	$(29.6)	$1,402.5
Property and equipment, net	—	456.6	92.5	—	549.1
Goodwill and other intangible assets, net	—	1,037.4	138.2	—	1,175.6
Investments in and advances to consolidated affiliates, net	1,083.9	625.9	861.2	(2,571.0)	—
Other long-term assets	12.6	25.3	18.0	—	55.9
Total assets	$1,096.5	$3,401.5	$1,285.7	$(2,600.6)	$3,183.1
Liabilities and equity
Total current liabilities	$—	$759.7	$109.9	$(29.6)	$840.0
Long-term debt	—	938.7	22.7	—	961.4
Other long-term liabilities	—	256.2	21.9	—	278.1
Total liabilities	$—	$1,954.6	$154.5	$(29.6)	$2,079.5
Total equity	$1,096.5	$1,446.9	$1,131.2	$(2,571.0)	$1,103.6
Total liabilities and equity	$1,096.5	$3,401.5	$1,285.7	$(2,600.6)	$3,183.1

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Six Months Ended June 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) operating activities	$—	$(52.9)	$(35.1)	$—	$(88.0)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(37.4)	—	—	(37.4)
Capital expenditures	—	(46.8)	(10.1)	—	(56.9)
Proceeds from sale of property and equipment	—	6.8	0.6	—	7.4
Payments for other investments	—	(1.2)	(73.3)	—	(74.5)
Proceeds from other investments	—	—	12.1	—	12.1
Net cash used in investing activities	$—	$(78.6)	$(70.7)	$—	$(149.3)
Cash flows from financing activities:
Proceeds from credit facilities	—	1,141.2	12.0	—	1,153.2
Repayments of credit facilities	—	(850.2)	(18.9)	—	(869.1)
Repayments of other borrowings and capital lease obligations	—	(35.8)	(5.3)	—	(41.1)
Payments of acquisition-related contingent consideration	—	(18.8)	—	—	(18.8)
Distributions to non-controlling interests	—	—	(1.3)	—	(1.3)
Proceeds from stock-based awards, net	0.0	0.0	0.0	—	0.0
Other financing activities, net	—	(6.2)	—	—	(6.2)
Net financing activities and advances (to) from consolidated affiliates	—	(115.5)	115.5	—	—
Net cash provided by financing activities	$—	$114.7	$101.9	$—	$216.6
Effect of currency translation on cash	—	—	0.1	—	0.1
Net (decrease) increase in cash and cash equivalents	$—	$(16.8)	$(3.7)	$—	$(20.5)
Cash and cash equivalents - beginning of period	$—	$28.3	$10.5	$—	$38.8
Cash and cash equivalents - end of period	$—	$11.4	$6.8	$—	$18.2

For the Six Months Ended June 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$—	$(30.2)	$58.7	$—	$28.5
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(4.1)	—	—	(4.1)
Capital expenditures	—	(61.3)	(2.6)	—	(63.9)
Proceeds from sale of property and equipment	—	9.1	1.0	—	10.1
Payments for other investments	—	(1.2)	(1.5)	—	(2.7)
Proceeds from other investments	—	0.7	—	—	0.7
Net cash used in investing activities	$—	$(56.8)	$(3.1)	$—	$(59.9)
Cash flows from financing activities:
Proceeds from credit facilities	—	625.1	59.2	—	684.3
Repayments of credit facilities	—	(539.1)	(65.5)	—	(604.6)
Repayments of other borrowings and capital lease obligations	—	(25.5)	(8.0)	—	(33.5)
Payments of acquisition-related contingent consideration	—	(14.6)	—	—	(14.6)
Proceeds from (payments for) stock-based awards, net	3.3	(0.3)	0.3	—	3.3
Other financing activities, net	—	1.1	—	—	1.1
Net financing activities and advances (to) from consolidated affiliates	(3.3)	37.2	(33.9)	—	—
Net cash provided by (used in) financing activities	$—	$83.9	$(47.9)	$—	$36.0
Effect of currency translation on cash	—	—	(0.9)	—	(0.9)
Net (decrease) increase in cash and cash equivalents	$—	$(3.1)	$6.8	$—	$3.7
Cash and cash equivalents - beginning of period	$—	$4.8	$0.2	$—	$5.0
Cash and cash equivalents - end of period	$—	$1.7	$7.0	$—	$8.7

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
The following is a discussion of our business, financial position and results of operations as of and for the three and six month periods ended June 30, 2017 and 2016. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2016 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber, install-to-the-home and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; conventional and renewable power generation; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for almost 90 years. We offer our services primarily under the MasTec service mark and, as of June 30, 2017, we had approximately 22,900 employees and 455 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
In April 2017, we acquired a leading wireline/fiber deployment construction contractor with operations in several western states, predominantly servicing cable system operators. In July 2017, we completed two acquisitions, including a heavy civil construction services company and an oil and gas pipeline equipment company for an aggregate of approximately $80 million in cash plus contingent earn-out consideration.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We expect to realize approximately 50% of our June 30, 2017 estimated backlog in 2017. The following table presents 18-month backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	June 30, 2017	March 31, 2017	June 30, 2016
Communications	$3,375	$3,076	$3,254
Oil and Gas	1,506	2,323	1,628
Electrical Transmission	295	202	290
Power Generation and Industrial	85	80	139
Other	4	4	23
Estimated 18-month backlog	$5,265	$5,685	$5,334
Approximately 60% of our backlog as of June 30, 2017 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work from master service agreements due to changes in our customers’ spending plans, as well as on construction projects due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is not a term recognized under U.S. GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.
Economic, Industry and Market Factors
We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to rationalization of our customers’ capital and maintenance budgets in certain end-markets. Fluctuations in market prices for oil, gas and other fuel sources can affect demand for our services, in particular, on pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industry, can result, and in the past, have resulted, in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market, regulatory and industry factors, such as (i) changes to our customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve; (iii) access to capital for customers in the industries we serve; (iv) new or changing regulatory requirements or other governmental policy uncertainty; (v) economic, market or political developments; and (vi) changes in technology, tax and other incentives could also increase or reduce demand for our services. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
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
     Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given period, even if not in total. In addition, revenue from master service and other service agreements, while generally predictable, can be subject to volatility. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic, political and market conditions; regulatory or environmental influences; and acquisitions, dispositions or strategic investments/other arrangements can also materially affect quarterly results in a given period. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our condensed unaudited consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements, which is incorporated by reference, and to our 2016 Form 10-K for discussion of our significant accounting policies. During the second quarter of 2017, in conjunction with our quarterly review of reporting units for indicators of impairment, management performed a quantitative assessment of the goodwill associated with the Electrical Transmission operating segment and for one reporting unit in the Oil and Gas operating segment, and determined that the estimated fair value of these operating segments exceeded their carrying values by approximately 5% and more than 20%, respectively. Significant changes in assumptions or estimates, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in the future.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
Revenue	$1,890.2	100.0%	$1,232.4	100.0%	$3,048.4	100.0%	$2,206.6	100.0%
Costs of revenue, excluding depreciation and amortization	1,626.3	86.0%	1,068.2	86.7%	2,597.5	85.2%	1,952.6	88.5%
Depreciation and amortization	45.4	2.4%	40.7	3.3%	88.3	2.9%	79.7	3.6%
General and administrative expenses	70.8	3.7%	67.9	5.5%	135.6	4.4%	127.9	5.8%
Interest expense, net	14.8	0.8%	12.6	1.0%	27.4	0.9%	24.8	1.1%
Equity in earnings of unconsolidated affiliates	(6.1)	(0.3)%	(0.5)	0.0%	(7.7)	(0.3)%	(3.6)	(0.2)%
Other expense (income), net	0.1	0.0%	1.5	0.1%	0.6	0.0%	(11.8)	(0.5)%
Income before income taxes	$138.8	7.3%	$42.0	3.4%	$206.8	6.8%	$37.1	1.7%
Provision for income taxes	(55.4)	(2.9)%	(17.6)	(1.4)%	(82.8)	(2.7)%	(15.5)	(0.7)%
Net income	$83.3	4.4%	$24.4	2.0%	$124.0	4.1%	$21.6	1.0%
Net income attributable to non-controlling interests	1.7	0.1%	0.4	0.0%	1.3	0.0%	0.2	0.0%
Net income attributable to MasTec, Inc.	$81.7	4.3%	$24.1	2.0%	$122.6	4.0%	$21.4	1.0%

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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,				For the Six Months Ended June 30,
Reportable Segment:	2017	2016	2017	2016	2017		2016		2017		2016
Communications	$592.2	$592.2	$1,151.7	$1,103.8	$59.5	10.0%	$66.4	11.2%	$107.8	9.4%	$128.1	11.6%
Oil and Gas	1,140.4	425.6	1,596.2	718.4	154.0	13.5%	53.6	12.6%	247.9	15.5%	69.8	9.7%
Electrical Transmission	96.6	95.6	195.4	181.9	3.5	3.7%	(9.9)	(10.4)%	6.7	3.5%	(33.7)	(18.5)%
Power Generation and Industrial	60.7	119.7	107.3	201.1	4.7	7.8%	4.8	4.0%	5.6	5.2%	7.7	3.8%
Other	1.9	3.9	3.6	7.3	6.8	353.7%	0.3	7.2%	1.5	41.7%	0.5	6.8%
Eliminations	(1.6)	(4.6)	(5.8)	(5.9)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(29.6)	NA	(19.9)	NA	(47.1)	NA	(30.9)	NA
Consolidated Results	$1,890.2	$1,232.4	$3,048.4	$2,206.6	$198.9	10.5%	$95.3	7.7%	$322.4	10.6%	$141.5	6.4%
The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q.
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenue. For the three month period ended June 30, 2017, consolidated revenue increased to $1,890 million from $1,232 million, an increase of $658 million, or 53%, as compared with the same period in 2016, driven largely by Oil and Gas revenue, which increased by $715 million, or 168%, offset, in part by a reduction in revenue, primarily in the Power Generation and Industrial segment, of $59 million, or 49%.
Communications Segment. Communications revenue was generally flat at $592 million for both the three month period ended June 30, 2017 and the same period in 2016. Acquisitions contributed $34 million of revenue, which was offset by a decrease in organic revenue. The decrease in organic revenue was primarily driven by lower levels of install-to-the-home and customer fulfillment revenue, primarily from reduced activity in our home security business as well as the wind-down of a customer phone delivery trial.
Oil and Gas Segment. Oil and Gas revenue was $1,140 million for three month period ended June 30, 2017, as compared with $426 million for the same period in 2016, an increase of $715 million, or 168%. The increase in Oil and Gas revenue was driven primarily by an increase in multiple large long-haul pipeline construction projects.
Electrical Transmission Segment. Electrical Transmission revenue was $97 million for the three month period ended June 30, 2017, as compared with $96 million for the same period in 2016, an increase of $1 million, or 1%.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $61 million for the three month period ended June 30, 2017, as compared with $120 million for the same period in 2016, a decrease of $59 million, or 49%. The decrease was driven primarily by lower levels of renewable power project activity and timing.
Other Segment. Other segment revenue totaled $2 million for the three month period ended June 30, 2017, as compared with $4 million for the same period in 2016, a decrease of approximately $2 million, or 51%, driven primarily by a decrease in revenue from a proportionately consolidated non-controlled Canadian joint venture.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $558 million, or 52%, to $1,626 million for the three month period ended June 30, 2017, as compared with $1,068 million for the same period in 2016. Higher revenue contributed $570 million of an increase in costs of revenue, excluding depreciation and amortization, whereas improved productivity resulted in a decrease of approximately $12 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 60 basis points, from 86.7% of revenue for the three month period ended June 30, 2016 to 86.0% of revenue for the same period in 2017. The basis point improvement was driven by our Electrical Transmission and Power Generation and Industrial segments, which benefited from improved project efficiencies and mix, offset, in part by reduced efficiency in our Oil and Gas and Communications segments.
Depreciation and amortization. Depreciation and amortization was $45 million, or 2.4% of revenue, for the three month period ended June 30, 2017 as compared with $41 million, or 3.3% of revenue, in 2016, an increase of $5 million, or 12%. As a percentage of revenue, depreciation and amortization decreased by approximately 90 basis points due primarily to higher levels of revenue.
General and administrative expenses. General and administrative expenses were $71 million, or 3.7% of revenue, for the three month period ended June 30, 2017, as compared with $68 million, or 5.5% of revenue, for the same period in 2016, an increase of $3 million, or 4%. Acquisitions contributed $4 million of incremental general and administrative expenses for the three month period ended June 30, 2017, whereas general and administrative expenses in the prior year period included certain restructuring charges of $2 million related to our efforts to streamline our western Canadian oil and gas and our electrical transmission operations, which efforts were substantially completed in 2016. Excluding the effects of the above mentioned items, various administrative expenses increased by approximately $1 million for the three month period ended June 30, 2017 as compared with the same period in the prior year, primarily driven by increased costs related to the timing of legal matters and other settlements, partially offset by reduced administrative costs, including from the benefit of prior year restructuring efforts. Overall, for the three month period ended June 30, 2017, general and administrative expenses as a percentage of revenue improved by 180 basis points as compared with the same period in the prior year, due primarily to improvements in overhead cost utilization from higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $15 million, or 0.8% of revenue, for the three month period ended June 30, 2017 as compared with $13 million, or 1.0% of revenue, in 2016. The increase in interest expense was primarily due to higher levels of financing costs, including discount charges on financing arrangements, as well as an increase in interest expense on our Credit Facility in the second quarter of 2017 as compared with 2016.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month period ended June 30, 2017, equity in earnings from unconsolidated affiliates was $6 million and related primarily to our investments in the Waha JVs, which commenced operations in 2017. Equity in earnings from unconsolidated affiliates totaled $0.5 million for the three month period ended June 30, 2016.
Other expense (income), net. Other expense (income), net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain restructuring charges related to losses on disposal of excess fixed assets, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. For the three month period ended June 30, 2017, other expense, net, was $0.1 million, as compared with $2 million for the same period in the prior year. Other expense, net, for the three month period ended June 30, 2017 included approximately $12 million of expenses related to changes in expected recovery amounts for an investment that is in the final stages of liquidation, as well as reduced recovery expectations on a long-term note receivable due to recent bankruptcy proceedings, partially offset by approximately $9 million of income from changes to estimated earn-out accruals. Other expense, net, for the three month period ended June 30, 2016, included approximately $3 million of restructuring charges related to estimated losses on the planned disposal of fixed assets held-for-sale. Gains on sales of equipment, net, totaled $2 million and $1 million for the three month periods ended June 30, 2017 and 2016, respectively.
Provision for income taxes. Income tax expense was $55 million for the three month period ended June 30, 2017 as compared with $18 million for the same period in the prior year. In the second quarter of 2017, we had pre-tax income of $139 million as compared with $42 million for the same period in the prior year. Our effective tax rate for the three month period ended June 30, 2017 decreased versus the same period in 2016 primarily due to the effect of permanent differences in relation to pre-tax income and a decrease in the overall state tax rate.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $60 million, or 10.0% of revenue, for the three month period ended June 30, 2017, as compared with $66 million, or 11.2% of revenue, for the same period in 2016, a decrease of approximately $7 million, or 10%. This decrease was primarily due to production inefficiencies, as well as timing of legal matters and other settlements.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $154 million, or 13.5% of revenue, for the three month period ended June 30, 2017, as compared with $54 million, or 12.6% of revenue, for the same period in 2016, an increase of $100 million, or approximately 187%. Higher revenue contributed an increase in EBITDA of $90 million, whereas improved EBITDA margins contributed approximately $10 million from improved overhead utilization due to higher levels of revenue. In addition, our Oil and Gas results in the second quarter of 2016 included approximately $3 million of restructuring charges related to efforts to streamline our western Canadian oil and gas operations, which efforts were substantially completed in 2016.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $4 million, or 3.7% of revenue, for the three month period ended June 30, 2017, as compared with EBITDA of approximately negative $10 million, or negative 10.4% of revenue, for the same period in 2016, an increase in EBITDA of $13 million, or 136%. The improvement in Electrical Transmission EBITDA was due primarily to a combination of project efficiencies and mix, the non-recurrence of approximately $2 million of restructuring charges in 2016, and improved cost and overhead utilization.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $5 million, or 7.8% of revenue, for the three month period ended June 30, 2017, as compared with EBITDA of $5 million, or 4.0% of revenue, for the same period in 2016. As a percentage of revenue, segment EBITDA improved by approximately 380 basis points as compared with the same period in the prior year, primarily due to improved project efficiencies and mix, offset, in part, by reduced cost and overhead utilization due to lower revenues.
Other Segment. EBITDA from Other businesses was $7 million for the three month period ended June 30, 2017, as compared with almost breakeven EBITDA for the same period in 2016. Other segment EBITDA for the three month period ended June 30, 2017 included $6 million of equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs, which commenced operations in the first half of 2017.
Corporate. Corporate EBITDA was negative $30 million for the three month period ended June 30, 2017, as compared with EBITDA of negative $20 million for the same period in 2016, a decrease in EBITDA of $10 million. Corporate EBITDA for the three month period ended June 30, 2017 included approximately $12 million of expenses related to changes in expected recovery amounts for an investment that is in the final stages of liquidation, as well as reduced recovery expectations on a long-term note receivable due to recent bankruptcy proceedings, and approximately $9 million of income from changes to estimated earn-out accruals. Excluding the effects of the above mentioned items, for the three month period ended June 30, 2017, various corporate expenses increased as compared with the prior year period, including costs related to the timing of legal matters and other settlements as well as costs associated with growth initiatives, including incentive and compensation expense.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenue. For the six month period ended June 30, 2017, consolidated revenue increased to $3,048 million from $2,207 million, an increase of $842 million, or 38%, as compared with the same period in 2016. Oil and Gas revenue increased by $878 million, or 122%, Communications revenue increased by $48 million, or 4%, and Electrical Transmission revenue increased by $14 million, or 7%, whereas Power Generation and Industrial revenue decreased by $94 million, or 47% and Other segment revenue decreased by $4 million, or 51%.
Communications Segment. Communications revenue was $1,152 million for the six month period ended June 30, 2017, as compared with $1,104 million for the same period in 2016, an increase of $48 million, or 4%. Acquisitions contributed $34 million of the increase in revenue, whereas organic revenue grew by $14 million. The increase in organic revenue resulted primarily from higher levels of wireline/fiber installation and wireless services from increased customer demand, offset, in part by lower levels of install-to-the-home and customer fulfillment revenue, primarily from reduced activity in our home security business as well as the wind-down of a customer phone delivery trial.
Oil and Gas Segment. Oil and Gas revenue was $1,596 million for six month period ended June 30, 2017, as compared with $718 million for the same period in 2016, an increase of $878 million, or 122%. The increase in Oil and Gas revenue was driven primarily by an increase in multiple large long-haul pipeline construction projects.
Electrical Transmission Segment. Electrical Transmission revenue was $195 million for the six month period ended June 30, 2017, as compared with $182 million for the same period in 2016, an increase of $14 million, or 7%. The increase in Electrical Transmission revenue as compared with the same period in the prior year was driven primarily by project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $107 million for the six month period ended June 30, 2017, as compared with $201 million for the same period in 2016, a decrease of $94 million, or 47%. The decrease was driven primarily by lower levels of renewable power project activity and timing.
Other Segment. Other segment revenue totaled $4 million for the six month period ended June 30, 2017, as compared with $7 million for the same period in 2016, a decrease of approximately $4 million, or 51%, driven primarily by a decrease in international oil and gas operations.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $645 million, or 33%, to $2,597 million for the six month period ended June 30, 2017, as compared with $1,953 million for the same period in 2016. Higher revenue contributed $745 million of an increase in costs of revenue, excluding depreciation and amortization, whereas improved productivity resulted in a decrease of approximately $100 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 330 basis points, from 88.5% of revenue for the six month period ended June 30, 2016 to 85.2% of revenue for the same period in 2017. This basis point improvement was driven primarily by our Oil and Gas, Electrical Transmission and Power Generation and Industrial segments, which benefited from improved project efficiencies, closeouts and mix, as well as the non-recurrence of certain first quarter 2016 project losses. These improvements were offset, in part, by reduced productivity in our Communications segment and $7 million of first quarter 2017 project losses on a proportionately consolidated non-controlled Canadian joint venture in our Other segment, which is managed by a third party and for which we have minimal direct construction involvement.
Depreciation and amortization. Depreciation and amortization was $88 million, or 2.9% of revenue, for the six month period ended June 30, 2017 as compared with $80 million, or 3.6% of revenue, in 2016, an increase of $9 million, or 11%. As a percentage of revenue, depreciation and amortization decreased by approximately 70 basis points due primarily to higher levels of revenue.
General and administrative expenses. General and administrative expenses were $136 million, or 4.4% of revenue, for the six month period ended June 30, 2017, as compared with $128 million, or 5.8% of revenue, for the same period in 2016, an increase of $8 million, or 6%. Acquisitions contributed $4 million of incremental general and administrative expenses for the six month period ended June 30, 2017, whereas general and administrative expenses for the same period in the prior year included certain restructuring charges of approximately $6 million related to our efforts to streamline our western Canadian oil and gas and our electrical transmission operations, which efforts were substantially completed in 2016. Excluding the effects of the above mentioned items, various administrative expenses increased by approximately $10 million for the six month period ended June 30, 2017, primarily driven by costs related to the timing of legal matters and other settlements as well as costs associated with growth initiatives. Overall, for the six month period ended June 30, 2017, general and administrative expenses as a percentage of revenue improved 140 basis points as compared with the same period in the prior year, due primarily to improvements in overhead cost utilization from higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $27 million, or 0.9% of revenue, for the six month period ended June 30, 2017 as compared with $25 million, or 1.1% of revenue, in 2016. The increase was primarily due to higher levels of financing costs, including discount charges on financing arrangements, as well as an increase in interest expense on our Credit Facility in the first half of 2017 as compared with 2016.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the six month period ended June 30, 2017, equity in earnings from unconsolidated affiliates was $8 million, and related primarily to our investments in the Waha JVs, which commenced operations in 2017. Equity in earnings from unconsolidated affiliates for the six month period ended June 30, 2016 was approximately $4 million and related to expected recoveries from our interests in certain pre-acquisition equity method investments of Pacer, of which the remaining investment as of June 30, 2017 is in the final stages of liquidation and is being managed by a receiver.
Other expense (income), net. Other expense (income), net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain restructuring charges related to losses on disposal of excess fixed assets, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. For the six month period ended June 30, 2017, other expense, net, was $1 million. Other expense, net, for the six month period ended June 30, 2017 included approximately $12 million of expenses related to changes in expected recovery amounts for an investment that is in the final stages of liquidation, as well as reduced recovery expectations on a long-term note receivable due to recent bankruptcy proceedings, partially offset by approximately $9 million of income from changes to estimated earn-out accruals. Other income, net, for the six month period ended June 30, 2016 totaled $12 million, and included approximately $10 million related to a settlement in connection with a previously acquired business, $3 million of restructuring charges related to estimated losses on the planned disposal of fixed assets held-for-sale. For both the six month periods ended June 30, 2017 and 2016, gains on sales of equipment, net, totaled approximately $2 million.
Provision for income taxes. Income tax expense was $83 million for the six month period ended June 30, 2017 as compared with $16 million for the same period in the prior year. For the six month period ended June 30, 2017, we had pre-tax income of $207 million as compared with $37 million for the same period in the prior year. Our effective tax rate for the six month period ended June 30, 2017 decreased versus the same period in 2016 primarily due to the effect of permanent differences in relation to pre-tax income and a decrease in the overall state tax rate.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $108 million, or 9.4% of revenue, for the six month period ended June 30, 2017, as compared with $128 million, or 11.6% of revenue, for the same period in 2016, a decrease of approximately $20 million, or 16%. This decrease was primarily due to: (i) the non-recurrence of a first quarter 2016 gain from a settlement in connection with a previously acquired business; (ii) production inefficiencies; (iii) certain other expense reduction efforts, as well as timing of legal matters and other settlements; (iv) offset, in part, by a benefit from higher revenue.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $248 million, or 15.5% of revenue, for the six month period ended June 30, 2017, as compared with $70 million, or 9.7% of revenue, for the same period in 2016, an increase of $178 million, or approximately 255%. Higher revenue contributed an increase in EBITDA of $85 million, whereas improved EBITDA margins contributed approximately $93 million from a combination of project efficiencies, closeouts and mix, the non-recurrence of a first quarter 2016 project loss of approximately $13 million on a western Canadian oil and gas project, and improved cost and overhead utilization due to higher levels of revenue. Additionally, our Oil and Gas results in the first half of 2016 included approximately $6 million of restructuring charges related to efforts to streamline our western Canadian oil and gas operations, which efforts were substantially completed in 2016.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $7 million, or 3.5% of revenue, for the six month period ended June 30, 2017, as compared with EBITDA of approximately negative $34 million, or negative 18.5% of revenue, for the same period in 2016, an increase in EBITDA of $40 million, or 120%. The improvement in Electrical Transmission EBITDA was due primarily to a combination of project efficiencies and mix, the non-recurrence of a first quarter 2016 project loss of approximately $15 million on a large transmission project, and improved cost and overhead utilization due to higher levels of revenue.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $6 million, or 5.2% of revenue, for the six month period ended June 30, 2017, as compared with EBITDA of $8 million, or 3.8% of revenue, for the same period in 2016. The decrease in EBITDA for our Power Generation and Industrial segment resulted primarily from reduced cost and overhead utilization due to lower revenues, offset, in part, by improved project efficiencies and mix. As a percentage of revenue, segment EBITDA improved by approximately 130 basis points as compared with the same period in the prior year.
Other Segment. EBITDA from Other businesses was approximately $2 million for the six month period ended June 30, 2017, as compared with $0.5 million EBITDA for the same period in 2016. For the six month period ended June 30, 2017, Other segment EBITDA included losses of $7 million on a proportionately consolidated non-controlled Canadian joint venture. This project, which is managed by a third party and for which we have minimal direct construction involvement, has experienced continued delays, which has extended the timeline and resulted in additional project losses. We expect this project to be substantially completed in the latter half of 2017. Other segment EBITDA for the six month period ended June 30, 2017 also included $8 million of equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs, which commenced operations in the first half of 2017.
Corporate. Corporate EBITDA was negative $47 million for the six month period ended June 30, 2017, as compared with EBITDA of negative $31 million for the same period in 2016, a decrease in EBITDA of $16 million. Corporate EBITDA for the six month period ended June 30, 2017, included approximately $12 million of expenses related to changes in expected recovery amounts for an investment that is in the final stages of liquidation, as well as reduced recovery expectations on a long-term note receivable due to recent bankruptcy proceedings, and approximately $9 million of income from changes to estimated earn-out accruals. Excluding the effects of the above mentioned items, for the six month period ended June 30, 2017, corporate expenses increased as compared with the same period in the prior year, driven, in part, by costs related to the timing of legal matters and other settlements as well as costs associated with growth initiatives, including incentive and compensation expense.
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
We believe these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income or diluted earnings per share, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed together with our U.S. GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The tables below may contain slight summation differences due to rounding.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
Net income	$83.3	4.4%	$24.4	2.0%	$124.0	4.1%	$21.6	1.0%
Interest expense, net	14.8	0.8%	12.6	1.0%	27.4	0.9%	24.8	1.1%
Provision for income taxes	55.4	2.9%	17.6	1.4%	82.8	2.7%	15.5	0.7%
Depreciation and amortization	45.4	2.4%	40.7	3.3%	88.3	2.9%	79.7	3.6%
EBITDA	$198.9	10.5%	$95.3	7.7%	$322.4	10.6%	$141.5	6.4%
Non-cash stock-based compensation expense	3.4	0.2%	3.9	0.3%	7.2	0.2%	7.4	0.3%
Restructuring charges	—	—%	5.1	0.4%	0.6	0.0%	9.1	0.4%
Project results from non-controlled joint venture	—	—%	—	—%	7.0	0.2%	—	—%
Adjusted EBITDA	$202.3	10.7%	$104.3	8.5%	$337.1	11.1%	$158.1	7.2%

A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
EBITDA	$198.9	10.5%	$95.3	7.7%	$322.4	10.6%	$141.5	6.4%
Non-cash stock-based compensation expense	3.4	0.2%	3.9	0.3%	7.2	0.2%	7.4	0.3%
Restructuring charges	—	—%	5.1	0.4%	0.6	—%	9.1	0.4%
Project results from non-controlled joint venture	—	—%	—	—%	7.0	0.2%	—	—%
Adjusted EBITDA	$202.3	10.7%	$104.3	8.5%	$337.1	11.1%	$158.1	7.2%
Reportable Segment:
Communications	$59.6	10.1%	$66.6	11.2%	$108.1	9.4%	$128.4	11.6%
Oil and Gas	154.0	13.5%	56.5	13.3%	247.9	15.5%	76.1	10.6%
Electrical Transmission	3.5	3.7%	(7.8)	(8.1)%	7.3	3.7%	(30.9)	(17.0)%
Power Generation and Industrial	4.7	7.8%	4.8	4.0%	5.6	5.2%	7.7	3.8%
Other	6.8	353.7%	0.3	7.2%	8.5	235.2%	0.5	6.8%
Corporate	(26.3)	NA	(16.1)	NA	(40.3)	NA	(23.7)	NA
Adjusted EBITDA	$202.3	10.7%	$104.3	8.5%	$337.1	11.1%	$158.1	7.2%

Adjusted Net Income and Adjusted Diluted Earnings Per Share
The tables below, which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended June 30,
	2017		2016
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$83.3	$0.99	$24.4	$0.30
Adjustments:
Non-cash stock-based compensation expense	3.4	0.04	3.9	0.05
Restructuring charges	—	—	5.1	0.06
Total adjustments, pre-tax	3.4	0.04	8.9	0.11
Income tax effect of adjustments (a)	0.0	0.00	(3.4)	(0.04)
Adjusted non-U.S. GAAP measure	$86.7	$1.03	$29.9	$0.36

	For the Six Months Ended June 30,
	2017		2016
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$124.0	$1.49	$21.6	$0.26
Adjustments:
Non-cash stock-based compensation expense	7.2	0.09	7.4	0.09
Restructuring charges	0.6	0.01	9.1	0.11
Project results from non-controlled joint venture	7.0	0.08	—	—
Total adjustments, pre-tax	14.7	0.18	16.5	0.20
Income tax effect of adjustments (a)	(3.6)	(0.04)	(6.6)	(0.08)
Adjusted non-U.S. GAAP measure	$135.1	$1.63	$31.5	$0.39

(a)
Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of share-based compensation expense. Tax effects are determined based on the tax treatment of the related items, the incremental statutory tax rate of the jurisdictions pertaining to each adjustment, and taking into consideration their effect on pre-tax income. For the three and six month period ended June 30, 2017, our consolidated effective tax rate as reported was 40%, and as adjusted, was 39%. For the three and six month periods ended June 30, 2016, our consolidated effective tax rate, as reported was 42%, and as adjusted, was 41%.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, earn-out obligations, cost and equity investee funding requirements, debt service, income taxes and share repurchase programs. We also evaluate opportunities for strategic acquisitions and investments from time to time, and we may consider opportunities to borrow additional funds, or to repurchase, refinance or retire outstanding debt or repurchase additional shares of our outstanding common stock in the future, any of which may require our use of cash.
Capital Expenditures. For the six month period ended June 30, 2017, we spent $57 million on capital expenditures, or $49 million, net of asset disposals, and incurred approximately $111 million of equipment purchases under capital lease and other financing arrangements. We estimate that we will spend approximately $105 million on capital expenditures, or approximately $90 million, net of asset disposals in 2017, and expect to incur approximately $155 million of equipment purchases under capital lease or other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisition-Related Contingent Consideration. In most of our acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. Potential future earn-out obligations are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense, in accordance with U.S. GAAP. The estimated total value of earn-out obligations recorded as liabilities as of June 30, 2017 was approximately $43 million. Of this amount, $9 million represents the liability for earn-out obligations that have been earned. The remainder, approximately $35 million, is management’s estimate of potential earn-out obligations that are contingent upon future performance. During each of the three and six month periods ended June 30, 2017 and 2016, we made payments of $19 million and $15 million, respectively, related to earn-out obligations.

Income Taxes. Tax payments, net of tax refunds, were approximately $77 million and $7 million, respectively, for the six month periods ended June 30, 2017 and 2016. Tax payments, which are made quarterly, vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of June 30, 2017, we expect that substantially all of our CIEB will be billed to customers in the normal course of business within the next 12 months. Accounts receivable balances, which consist of contract billings as well as CIEB and retainage, increased to $1.6 billion as of June 30, 2017 from $1.2 billion as of December 31, 2016 due to higher levels of quarterly revenue as well as the ramp-up of various projects, primarily in our oil and gas business.
Our payment billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount (generally, from 5% to 10% of billings) until the job is completed. As part of our ongoing working capital management practices, we evaluate opportunities to improve our working capital cycle time through contractual provisions and certain financing arrangements. For certain customers, we maintain inventory to meet the materials requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-if-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.
Summary of Financial Condition, Liquidity and Capital Resources
We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, acquisition and other investment funding requirements and other liquidity needs for at least the next 12 months.
Sources and Uses of Cash
As of June 30, 2017, we had $862 million in working capital, defined as current assets less current liabilities, as compared with $562 million as of December 31, 2016, an increase of approximately $300 million. Total cash and cash equivalents of $18 million as of June 30, 2017 decreased by $21 million from total cash and cash equivalents of $39 million as of December 31, 2016.
Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by operating activities	$(88.0)	$28.5
Net cash used in investing activities	$(149.3)	$(59.9)
Net cash used in financing activities	$216.6	$36.0

Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, CIEB, accounts payable and accrued expenses and BIEC, all of which tend to be related. These working capital items are affected by changes in revenue resulting from both the timing and the volume of work performed, by variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash used in operating activities for the six month period ended June 30, 2017 was $88 million, as compared with approximately $28 million of net cash provided by operating activities for the same period in 2016. The decrease in cash flow from operations was due, in large part, to the growth in our revenue, including increased working capital requirements associated with the ramp up of certain projects, primarily in our oil and gas business, which had a negative effect on net changes in assets and liabilities of $307 million, partially offset by an increase in the deferred income tax provision of $75 million due to the effect of book to tax timing differences, and an increase in net income of $102 million.
Our days sales outstanding (“DSO”), net of BIEC, was 71 as of June 30, 2017, as compared with 68 as of December 31, 2016 and 71 as of June 30, 2016. DSO, net of BIEC, is calculated as accounts receivable, net, less BIEC, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to the timing of collections and settlements, changes in project and customer mix and the effect of working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.

Investing Activities. Net cash used in investing activities increased by $89 million to $149 million for the six month period ended June 30, 2017 from $60 million for the six month period ended June 30, 2016. Payments for other investments, net, which relates primarily to activity associated with cost and equity investees, was $62 million for the six month period ended June 30, 2017, as compared with $2 million for the same period in 2016, representing an increase in cash used in investing activities of approximately $60 million. Payments for other investments for the six month period ended June 30, 2017 related to our equity investment in the Waha JVs, for which we have $19 million in letters of credit issued as collateral as of June 30, 2017. Proceeds from other investments for the six month period ended June 30, 2017 related to recoveries from an equity method investment that is in the final stages of liquidation and is being managed by a receiver. For the six month period ended June 30, 2017, payments for acquisitions, net of cash acquired, totaled $37 million, an increase of $33 million as compared with the same period in 2016. For the six month period ended June 30, 2017, we spent $57 million on capital expenditures, or $49 million, net of asset disposals, as compared with capital expenditures, net of asset disposals, of $54 million for the same period in the prior year, a decrease in cash used in investing activities of $4 million.
Financing Activities. Net cash provided by financing activities for the six month period ended June 30, 2017 was $217 million, as compared with $36 million for the six month period ended June 30, 2016, for an increase in cash provided by financing activities of $181 million. Credit facility related activity, net, for the six month period ended June 30, 2017, totaled $284 million of borrowings, net of repayments, as compared to $80 million of borrowings, net of repayments, for the six month period ended June 30, 2016, for an increase in cash provided by credit facility-related activities, net, of $204 million. Net cash provided by financing activities for the six month period ended June 30, 2017 also includes $6 million of financing costs related to our Credit Facility, which was amended and restated in February 2017. Additionally, payments of acquisition-related contingent consideration for the six month period ended June 30, 2017 increased to $19 million from $15 million for the same period in 2016.
Senior Secured Credit Facility
We have a senior secured credit facility that we refer to as our “Credit Facility,” which was amended and restated in February 2017. As of June 30, 2017, the Credit Facility has aggregate borrowing commitments of approximately $1.5 billion, composed of $1.1 billion of revolving commitments and a term loan in the aggregate principal amount of $400 million. As of June 30, 2017, term loans in the aggregate principal amount of $250 million were drawn, and additional term loans of $150 million were drawn in July 2017. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including investments in equity or other investees, potential acquisitions or other strategic arrangements, and the repurchase or prepayment of indebtedness.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of June 30, 2017.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2017, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our Term Loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of June 30, 2017, we had $565 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 3.60% and a term loan with a balance of $250 million with an interest rate of 2.73%. Interest on letters of credit issued under our Credit Facility as of June 30, 2017 accrued at 0.625% per annum for performance standby letters of credit and at 1.50% per annum for financial standby letters of credit. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $3.1 million for the six month period ended June 30, 2017.
As of June 30, 2017, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and an aggregate $182 million of capital lease obligations and notes payable, which accrued interest at a weighted average interest rate of approximately 3.3% as of June 30, 2017. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 3% of our total revenue for the six month period ended June 30, 2017. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three or six month periods ended June 30, 2017. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three and six month periods ended June 30, 2017, foreign currency translation effects totaled approximately $0.6 million and $1.8 million of gains, respectively, and related primarily to our Canadian operations.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of June 30, 2017. We may enter into foreign currency derivative contracts in the future to manage such exposure.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1 through April 30	—	$—	—	$100,000,000
May 1 through May 31	427	$43.35	—	$100,000,000
June 1 through June 30	—	$—	—	$100,000,000
Total	427		—

(a)	Reflects share repurchases associated with certain employee elections under compensation and benefit programs.

(b)
No shares were purchased for the three months ended June 30, 2017 under the Company’s $100 million 2016 Share Repurchase Program, which was publicly announced on February 26, 2016 and does not have an expiration date.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 6.     EXHIBITS
See the Exhibit Index following the signatures page to this Form 10-Q for a list of exhibits filed or furnished with this Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	August 3, 2017
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
4.1*	Seventeenth Supplemental Indenture, dated as of July 28, 2017, by and among MasTec Inc., MasTec, Inc.’s subsidiary party thereto, as guarantor, and U.S. Bank National Association, as trustee.
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan arrangement.