Form 10-Q
period 2017-09-30
MASTEC INC
filed 2017-11-02
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
Commission File Number 001-08106
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of October 30, 2017, MasTec, Inc. had 82,760,624 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2017

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016
Revenue	$1,955,752	$1,586,181	$5,004,116	$3,792,811
Costs of revenue, excluding depreciation and amortization	1,726,173	1,368,988	4,323,642	3,321,571
Depreciation and amortization	50,101	42,584	138,384	122,249
General and administrative expenses	66,397	67,131	202,001	195,031
Interest expense, net	17,578	13,097	44,966	37,895
Equity in (earnings) losses of unconsolidated affiliates	(7,399)	6	(15,105)	(3,549)
Other income, net	(4,677)	(971)	(4,102)	(12,803)
Income before income taxes	$107,579	$95,346	$314,330	$132,417
Provision for income taxes	(43,378)	(38,816)	(126,170)	(54,331)
Net income	$64,201	$56,530	$188,160	$78,086
Net income attributable to non-controlling interests	449	253	1,770	414
Net income attributable to MasTec, Inc.	$63,752	$56,277	$186,390	$77,672

Earnings per share (Note 2):
Basic earnings per share	$0.79	$0.70	$2.31	$0.97
Basic weighted average common shares outstanding	80,953	80,462	80,859	80,323

Diluted earnings per share	$0.77	$0.69	$2.27	$0.96
Diluted weighted average common shares outstanding	82,386	81,545	82,281	81,241

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016
Net income	$64,201	$56,530	$188,160	$78,086
Other comprehensive income:
Foreign currency translation gains (losses), net of tax	641	(1,454)	2,415	4,417
Unrealized gains (losses) on equity investee activity, net of tax	808	(345)	(1,287)	(12,932)
Comprehensive income	$65,650	$54,731	$189,288	$69,571
Comprehensive income attributable to non-controlling interests	449	253	1,770	414
Comprehensive income attributable to MasTec, Inc.	$65,201	$54,478	$187,518	$69,157

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$43,822	$38,767
Accounts receivable, net	1,534,790	1,156,031
Inventories, net	84,460	111,031
Prepaid expenses	53,832	41,548
Other current assets	30,843	55,109
Total current assets	$1,747,747	$1,402,486
Property and equipment, net	691,430	549,084
Goodwill, net	1,135,450	995,874
Other intangible assets, net	195,454	179,711
Other long-term assets	172,094	55,977
Total assets	$3,942,175	$3,183,132
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$86,547	$64,600
Accounts payable	457,213	363,668
Accrued salaries and wages	119,553	67,126
Other accrued expenses	128,769	112,291
Billings in excess of costs and earnings	111,898	161,459
Other current liabilities	98,171	70,846
Total current liabilities	$1,002,151	$839,990
Long-term debt	1,192,311	961,379
Deferred income taxes	274,465	178,355
Other long-term liabilities	170,203	99,774
Total liabilities	$2,639,130	$2,079,498
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 90,843,339 and 90,634,771 (including 1,790,632 and 1,927,286 of unvested restricted shares) as of September 30, 2017 and December 31, 2016, respectively	9,084	9,063
Capital surplus	800,297	788,914
Retained earnings	696,331	509,941
Accumulated other comprehensive loss	(64,686)	(65,814)
Treasury stock, at cost: 8,094,004 shares as of both September 30, 2017 and December 31, 2016	(145,573)	(145,573)
Total MasTec, Inc. shareholders’ equity	$1,295,453	$1,096,531
Non-controlling interests	$7,592	$7,103
Total equity	$1,303,045	$1,103,634
Total liabilities and equity	$3,942,175	$3,183,132

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30
	2017	2016
Cash flows from operating activities:
Net income	$188,160	$78,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,384	122,249
Non-cash interest expense, net	2,375	2,209
Non-cash stock-based compensation expense	10,551	11,291
Provision for (benefit from) deferred income taxes	92,188	(1,339)
Equity in earnings of unconsolidated affiliates	(15,105)	(3,549)
(Gains) losses on sales of assets, net, including fixed assets held-for-sale	(3,335)	378
Other non-cash items, net	14,920	1,951
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(334,383)	(302,590)
Inventories	33,579	(18,900)
Other assets, current and long-term portion	(61,900)	48,032
Accounts payable and accrued expenses	132,963	172,731
Billings in excess of costs and earnings	(54,199)	16,581
Book overdrafts	(4,603)	8,883
Other liabilities, current and long-term portion	39,030	(8,872)
Net cash provided by operating activities	$178,625	$127,141
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(115,995)	(4,102)
Capital expenditures	(83,330)	(89,050)
Proceeds from sale of property and equipment	13,585	6,824
Payments for other investments	(77,105)	(8,858)
Proceeds from other investments	13,416	1,125
Net cash used in investing activities	$(249,429)	$(94,061)
Cash flows from financing activities:
Proceeds from credit facilities	2,002,430	1,186,816
Repayments of credit facilities	(1,840,409)	(1,149,930)
Repayments of other borrowings	(12,080)	(8,188)
Payments of capital lease obligations	(48,748)	(41,828)
Payments of acquisition-related contingent consideration	(18,843)	(19,822)
Distributions to non-controlling interests	(1,280)	—
Proceeds from stock-based awards, net	853	3,938
Other financing activities, net	(6,301)	1,385
Net cash provided by (used in) financing activities	$75,622	$(27,629)
Effect of currency translation on cash	237	(1,008)
Net increase in cash and cash equivalents	$5,055	$4,443
Cash and cash equivalents - beginning of period	$38,767	$4,984
Cash and cash equivalents - end of period	$43,822	$9,427

Supplemental cash flow information:
Interest paid	$47,163	$40,433
Income taxes paid, net of refunds	$77,533	$15,141
Supplemental disclosure of non-cash information:
Acquisition-related contingent consideration, new business combinations	$89,614	$—
Equipment acquired under capital lease and financing arrangements	$129,567	$13,015
Accrued capital expenditures	$1,345	$4,119

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber, install-to-the-home and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; heavy civil; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial; and (5) Other.
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
Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. As of September 30, 2017, the Company determined that certain of its investment arrangements were VIEs; however, because it does not have the power to direct the primary activities that most significantly impact the economic performance of these VIEs, the Company is not the primary beneficiary, and accordingly, has not consolidated these VIEs.
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
Management Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue, less project costs of revenue, including project-related depreciation), in particular, on construction contracts accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete and the amount of probable contract price adjustments; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets; acquisition-related contingent consideration and investments in equity investees; asset lives used in computing depreciation and amortization; fair values of financial instruments; accrued self-insured claims; share-based compensation; other accruals and allowances; accounting for income taxes; and the estimated impact of litigation and other contingencies. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from those estimates.
Significant Accounting Policies
Revenue Recognition
Revenue is derived from construction projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company frequently provides services under unit price or fixed price master service or other service agreements. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects performed under master service and other service agreements totaled 32% and 38% of consolidated revenue for the three month periods ended September 30, 2017 and 2016, respectively, and totaled 35% and 43% for the nine month periods ended September 30, 2017 and 2016, respectively. The Company also performs services under master and other service agreements on a fixed fee basis, under which MasTec furnishes specified units of service for a fixed price per unit of service and revenue is recognized as the services are rendered. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.
The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized. For both the nine month periods ended September 30, 2017 and 2016, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2016 and 2015. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are completed within one year.
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats such costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, and defers costs or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of September 30, 2017 and December 31, 2016, the Company had approximately $77 million and $17 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings or billed accounts receivable, as appropriate, represent management’s best estimate of contract revenue that has been earned and that management believes is probable of collection. As of both September 30, 2017 and December 31, 2016, these change orders were primarily related to contracts in the Oil and Gas segment. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.
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

Accounting Pronouncements Not Yet Adopted
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 amends the hedge accounting model in Topic 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also simplifies certain documentation and assessment requirements. ASU 2017-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption and their effects should be reflected as of the beginning of the fiscal year of adoption. The presentation and disclosure requirements are effective on a prospective basis. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. Limited and administrative modifications that do not change the value, vesting conditions, or classification of the award are exempt from following the modification guidance in Topic 718. ASU 2017-09 is effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.
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
The Company has substantially completed its assessment of the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls.  The Company’s assessment included a detailed review of representative contracts at each of the Company’s business units and a comparison of its historical accounting policies and practices to the new standard. Based on the Company’s review of various types of revenue arrangements, the Company expects to recognize revenue and earnings over time utilizing the cost-to-cost measure of progress for its fixed price contracts and certain master service and other service agreements, consistent with current practice.  For these contracts, the cost-to-cost measure of progress best depicts the transfer of control of goods or services to the customer under the new standard. The Company has substantially completed its analysis of the information necessary to enable the preparation of the financial statements and related disclosures under the new standard. As part of this analysis, the Company evaluated its information technology capabilities and systems, and does not expect to incur significant information technology costs to modify systems currently in place. The Company will implement targeted changes to its internal reporting processes to facilitate gathering the data needed for reporting and disclosure under the new standard. The Company will also implement updates to its control processes and procedures, as necessary, based on changes resulting from the new standard. The Company does not expect any such updates to materially affect the Company’s internal controls over financial reporting.
The Company anticipates adopting the standard using the modified retrospective transition approach.  Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018.  For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings.  Any potential effect of adoption of these ASUs has not yet been quantified; however, based on the review of contracts across all of the Company’s business units to date, the adoption of these ASUs is not expected to have a material effect on the timing or amount of revenue recognized as compared to current practices.  The Company is training its business units for the implementation of the new standard, and continues developing the disclosures required by the new standard. The Company is also reviewing certain contracts entered into by its business units subsequent to its initial assessment that are expected to have performance obligations remaining as of January 1, 2018 for any cumulative effect adjustments that may be required upon adoption.
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
As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, the Company adopted ASU 2016-09 effective January 1, 2017 on a prospective basis. ASU 2016-09 changed the recognition of excess tax benefits or tax deficiencies upon the vesting of share-based payment awards from additional paid-in capital, within equity, to income tax benefit or expense, within the statement of operations. As a result, excess tax benefits or deficiencies under ASU 2016-09 are excluded from assumed proceeds under the treasury stock method. Previously, excess tax benefits or tax deficiencies were included within assumed proceeds. For both the three and nine month periods ended September 30, 2017, this resulted in the inclusion of approximately 0.3 million incremental shares in the Company’s total weighted average diluted shares outstanding.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016
Net income attributable to MasTec:
Net income - basic and diluted (a)	$63,752	$56,277	$186,390	$77,672
Weighted average shares outstanding:
Weighted average shares outstanding - basic	80,953	80,462	80,859	80,323
Dilutive common stock equivalents	1,433	1,083	1,422	918
Weighted average shares outstanding - diluted	82,386	81,545	82,281	81,241

Additional information:
Weighted average anti-dilutive common stock equivalents (b)	—	1	12	—

(a)	Calculated as total net income less amounts attributable to non-controlling interests.

(b)	Represents anti-dilutive common stock equivalents as calculated under the treasury stock method.
Note 3 - Goodwill and Other Intangible Assets
The following table provides details of goodwill by reportable segment as of September 30, 2017 (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross	$462.4	$461.6	$149.9	$137.0	$1,210.9
Accumulated impairment losses	—	(75.4)	—	—	(75.4)
Goodwill, net	$462.4	$386.2	$149.9	$137.0	$1,135.5
For the nine month period ended September 30, 2017, additions to goodwill from new business combinations totaled $135.3 million. Currency translation effects related to goodwill and accumulated impairment losses totaled approximately $9.8 million of gains and $5.4 million of losses, respectively, for the nine month period ended September 30, 2017. For the nine month period ended September 30, 2016, additions to goodwill from accruals of acquisition-related contingent consideration totaled $5.8 million, and currency translation effects related to goodwill and accumulated impairment losses totaled $6.0 million of gains and $3.1 million of losses, respectively.

The following table provides a reconciliation of changes in other intangible assets for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross, as of December 31, 2016	$34.5	$74.6	$195.1	$19.1	$323.3
Accumulated amortization			(131.9)	(11.7)	(143.6)
Other intangible assets, net, as of December 31, 2016	$34.5	$74.6	$63.2	$7.4	$179.7
Additions from new business combinations	—	—	24.4	2.4	26.8
Amortization expense			(13.9)	(1.1)	(15.0)
Currency translation adjustments	—	3.4	0.5	0.1	4.0
Other intangible assets, net, as of September 30, 2017	$34.5	$78.0	$74.2	$8.8	$195.5

(a)	Consists principally of trade names and non-compete agreements.

Amortization expense associated with intangible assets for the three month periods ended September 30, 2017 and 2016 totaled $6.0 million and $5.2 million, respectively, and for the nine month periods ended September 30, 2017 and 2016, totaled $15.0 million and $15.7 million, respectively.
2017 Acquisitions. During the nine month period ended September 30, 2017, MasTec completed three acquisitions, including (i) a wireline/fiber deployment construction contractor, which is included in the Company’s Communications segment; (ii) a heavy civil construction services company, which is included in the Company’s Power Generation and Industrial segment, and (iii) an oil and gas pipeline equipment company, which is included in the Company’s Oil and Gas segment. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities for these acquisitions is preliminary as of September 30, 2017, and further adjustments to management’s preliminary estimates may occur.

The following table summarizes the estimated fair values of consideration paid and identifiable assets acquired and liabilities assumed as of the respective dates of acquisition (in millions).

Acquisition consideration:	2017
Cash	$118.8
Fair value of contingent consideration (earn-out liability)	89.6
Total consideration transferred	$208.4
Identifiable assets acquired and liabilities assumed:
Current assets, primarily composed of accounts receivable and $2.8 million of cash acquired	$42.7
Property and equipment	56.9
Amortizing intangible assets	26.8
Other long-term assets	0.5
Current liabilities, including current portion of capital lease obligations and long-term debt	(28.4)
Long-term debt, including capital lease obligations	(9.9)
Deferred income taxes	(15.5)
Total identifiable net assets	$73.1
Goodwill	$135.3
Total net assets acquired, including goodwill	$208.4

Amortizing intangible assets related to the 2017 acquisitions are primarily composed of customer relationships, backlog and other amortizing intangible assets, which had weighted average lives of approximately 11 years, 4 years and 7 years, respectively, and 10 years in total, and will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The goodwill balances for the respective acquisitions represent the estimated value of each acquired company’s geographic presence in key markets, their assembled workforce, and management team industry-specific project management expertise, as well as synergies expected to be achieved from the combined operations of the acquired companies and MasTec. Approximately $75 million of the acquired goodwill balance as of September 30, 2017 is expected to be tax deductible.

The contingent consideration included in the table above equals the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) above certain thresholds, if applicable, for a period of five years, as set forth in the respective purchase agreements, which amounts are payable annually. The fair values of the earn-out liabilities were estimated using income approaches such as discounted cash flows or option pricing models and incorporate significant inputs not observable in the market. Key assumptions in the estimated valuations include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability.

For the three and nine month periods ended September 30, 2017, pro forma revenue totaled approximately $1,955.8 million and $5,077.4 million, respectively, and pro forma net income totaled approximately $64.4 million and $192.0 million, respectively. For the three and nine month periods ended September 30, 2016, pro forma revenue totaled approximately $1,634.5 million and $3,934.6 million, respectively, and pro forma net income totaled approximately $59.0 million and $81.5 million, respectively.
The above indicated unaudited pro forma financial results, which represent the results of operations of the companies acquired as if the acquired companies had been consolidated as of January 1, 2016, are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. The unaudited supplemental pro forma financial results have been prepared by adjusting the historical results of MasTec to include the historical results of the acquired businesses described above, and then adjusted (i) to remove acquisition costs; (ii) to increase amortization expense resulting from the acquired intangible assets; (iii) to increase interest expense as a result of the cash consideration paid; (iv) to reduce interest expense from debt repaid upon acquisition; and (iv) to eliminate the effect of intercompany transactions. Additionally, the unaudited supplemental pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from these acquisitions. Future results may vary significantly due to future events and transactions, as well as other factors, many of which are beyond MasTec’s control.
For the three and nine month periods ended September 30, 2017, acquisition-related results included in the Company’s consolidated results of operations included revenue of approximately $62.2 million and $96.1 million, respectively, and net income of approximately $3.2 million and $4.7 million, respectively.
Note 4 – Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, cost and equity method investments, stock warrants, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration, certain intangible assets and liabilities, including off-market contracts, and debt obligations.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2017 and December 31, 2016, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration, which represents the estimated fair value of future earn-outs payable for acquisitions of businesses (“ASC 805 contingent consideration”). ASC 805 contingent consideration is based on management estimates and entity-specific assumptions and is evaluated on an ongoing basis. As of September 30, 2017 and December 31, 2016, the fair value of the Company’s ASC 805 contingent consideration totaled $104.9 million and $45.8 million, respectively, of which $18.9 million and $21.8 million, respectively, was included within other current liabilities. The fair value of the Company’s ASC 805 contingent consideration is estimated using income approaches such as discounted cash flows or option pricing models and incorporates significant inputs not observable in the market. Key assumptions include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. As of September 30, 2017, the range of potential undiscounted earn-out liabilities was estimated to be between $15 million and $170 million; however, there is no maximum payment amount.
ASC 805 contingent consideration activity consists primarily of additions from new business combinations, payments of earn-out liabilities, changes in the expected fair value of future earn-out obligations, and, for earn-out liabilities denominated in foreign currencies, translation gains or losses. Fair value adjustments are recorded within other income or expense, and foreign currency translation activity is recorded within other comprehensive income or loss, as appropriate. For the three and nine month periods ended September 30, 2017, additions from new business combinations totaled $64.6 million and $89.6 million, respectively. There were no payments of ASC 805 contingent consideration for the three month period ended September 30, 2017, and payments totaled $18.8 million for the nine month period ended September 30, 2017. For the three and nine month periods ended September 30, 2016, payments totaled $5.3 million and $15.8 million, respectively. Foreign currency translation activity was de minimis for both the three and nine month periods ended September 30, 2017 and September 30, 2016. The Company recognized reductions in the expected fair value of future earn-out obligations totaling $3.0 million and $11.6 million for certain acquired businesses in the Communications and Electrical Transmission segments for the three and nine month periods ended September 30, 2017, respectively, and, during the first quarter of 2016, the Company recognized a net reduction in the expected fair value of future earn-out obligations of $2.3 million for certain of the Company’s western Canadian oil and gas businesses.

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
As of both September 30, 2017 and December 31, 2016, the gross carrying amount of the Company’s 4.875% senior notes due 2023 (the “4.875% Senior Notes”) totaled $400 million. As of September 30, 2017 and December 31, 2016, the estimated fair value of the Company’s 4.875% Senior Notes, based on quoted market prices in active markets, a Level 1 input, totaled $407.0 million and $388.0 million, respectively.
Cost and Equity Investees. The Company’s cost and equity investees as of September 30, 2017 are primarily composed of: (i) the Company’s equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) the Company’s interests in a pre-acquisition equity method investment of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”); (iii) a $15 million cost investment in Cross Country Infrastructure Services, Inc. (“CCI,” previously, Cross Country Pipeline Supply, Inc.); (iv) the Company’s interests in its proportionately consolidated non-controlled contractual joint ventures; (v) the Company’s equity interests in Pensare Acquisition Corp. (“Pensare”); and (vi) certain other cost and equity method investments. See Note 15 - Related Party Transactions.
The fair values of the Company’s cost and equity method investments are not readily observable. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost and/or equity investments as of September 30, 2017 or December 31, 2016. Cumulative undistributed earnings from equity method investees totaled $10.6 million as of September 30, 2017.
The Waha JVs. The Waha JVs own and operate two pipelines and a header system that transport natural gas to the Mexican border for export. These pipelines commenced operations in the first half of 2017. There were no equity or other contributions to these joint ventures for the three month period ended September 30, 2017, and for the nine month period ended September 30, 2017, equity and other contributions totaled $73.3 million. As collateral for its equity commitments in the Waha JVs, the Company has issued letters of credit (the “Equity LC Amount”), of which $19 million and $91 million, respectively, were outstanding as of September 30, 2017 and December 31, 2016. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $7.4 million and $15.1 million for the three and nine month periods ended September 30, 2017, respectively. Equity in earnings from the Waha JVs for the nine month period ended September 30, 2016 was de minimis.
The Waha JVs are party to certain interest rate swaps. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three month period ended September 30, 2017, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps was a gain of approximately $1.3 million or $0.8 million, net of tax, and for the nine month period, this activity was a loss of approximately $2.1 million, or $1.3 million, net of tax. For the three and nine month periods ended September 30, 2016, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps was a loss of approximately $0.6 million and $21.1 million, respectively, or $0.3 million and $12.9 million, net of tax, respectively.
Certain subsidiaries of MasTec have provided pipeline construction services to the Waha JVs. For the three and nine month periods ended September 30, 2017, revenue recognized in connection with work performed for the Waha JVs, including intercompany eliminations, totaled $3.6 million and $255.2 million, respectively, and for the three and nine month periods ended September 30, 2016, totaled $80.9 million and $142.8 million, respectively. As of September 30, 2017 and December 31, 2016, related receivables, including retainage, net of BIEC, totaled $52.2 million and $71.2 million, respectively. As of September 30, 2017 and December 31, 2016, the Company’s net investment in the Waha JVs represented an asset totaling approximately $115 million and $6 million, respectively. The Company’s net investment in the Waha JVs differs from its proportionate share of the net assets of the Waha JVs due to capitalized investment costs as well as the effect of intercompany eliminations.
Other investments. In connection with the 2014 acquisition of Pacer, the Company acquired equity interests in two joint ventures. There are no remaining amounts expected to be advanced in connection with these investments, and as of March 2016, all related project work had been completed. In the first quarter of 2016, revenue recognized by Pacer on behalf of these entities totaled $0.6 million. One of these entities was liquidated in 2016, and the second, which is in the final stages of liquidation, is being managed by a receiver to assist with the orderly wind-down of its operations. In the first quarter of 2016, $3.6 million of income was recognized related to changes in expected recoveries from these investments. The Company received $12.1 million of proceeds from the receiver in the first quarter of 2017. The remaining investment, for which the Company now has minimal involvement, is reviewed regularly by corporate management for potential changes in expected recovery estimates, and, during the second quarter of 2017, the Company recorded $5.8 million of expense related to changes in expected recovery amounts from this investment. The aggregate net carrying value of this investment, which represents expected recoveries under the receivership arrangement, totaled $14.8 million and $31.4 million as of September 30, 2017 and December 31, 2016, respectively, which amounts are included within other current assets.

During the third quarter of 2017, the Company paid approximately $2.0 million for approximately 4% of the common stock of Pensare and warrants to purchase 2.0 million shares of Pensare common stock, which is a special purpose acquisition company focusing on transactions in the telecommunications industry. The shares of common stock purchased by MasTec are not transferable or salable until one year after Pensare successfully completes a business combination transaction, with limited exceptions, as specified in the agreement. The warrants purchased by MasTec are exercisable at a purchase price of $11.50 per share after Pensare successfully completes a business combination. Both the warrants and shares expire and/or are effectively forfeitable if Pensare does not successfully complete a business combination by February 1, 2019. The warrants, which are derivative financial instruments, and the shares, which are a cost method investment, are included within other long-term assets in the Company’s consolidated financial statements as of September 30, 2017. The fair value of the warrants, as determined based on Level 3 inputs, approximated their cost basis as of September 30, 2017. The fair value of the shares is not readily determinable due to the nature of the restrictions. José R. Mas, MasTec’s Chief Executive Officer, is a director of Pensare.

Note 5 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	September 30, 2017	December 31, 2016
Contract billings	$626.7	$564.2
Retainage	287.6	268.6
Costs and earnings in excess of billings	629.5	331.6
Accounts receivable, gross	$1,543.8	$1,164.4
Less allowance for doubtful accounts	(9.0)	(8.4)
Accounts receivable, net	$1,534.8	$1,156.0

Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Receivables expected to be collected beyond one year are recorded within other long-term assets. Provisions for doubtful accounts for each of the three month periods ended September 30, 2017 and 2016 totaled $0.4 million, and for the nine month periods ended September 30, 2017 and 2016, totaled $1.1 million and $2.0 million, respectively.

The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are purchased by the customer’s bank in return for a nominal fee. These arrangements, under which amounts can vary based on levels of activity and changes in customer payment terms, improve the collection cycle time of the related receivables. The discount charge, which is included within interest expense, totaled approximately $2.1 million and $0.8 million, respectively, for the three month periods ended September 30, 2017 and 2016, and totaled approximately $4.7 million and $1.7 million, respectively, for the nine month periods ended September 30, 2017 and 2016.
Note 6 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	September 30, 2017	December 31, 2016
Land	$4.6	$4.6
Buildings and leasehold improvements	25.7	24.2
Machinery and equipment	1,237.3	997.8
Office furniture and equipment	149.6	146.1
Construction in progress	8.9	9.5
Total property and equipment	$1,426.1	$1,182.2
Less accumulated depreciation and amortization	(734.7)	(633.1)
Property and equipment, net	$691.4	$549.1
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $108.7 million and $107.8 million as of September 30, 2017 and December 31, 2016, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $24.8 million and $30.9 million as of September 30, 2017 and December 31, 2016, respectively. Depreciation and amortization expense associated with property and equipment for the three month periods ended September 30, 2017 and 2016 totaled $44.1 million and $37.4 million, respectively, and totaled $123.4 million and $106.5 million for the nine month periods ended September 30, 2017 and 2016, respectively.

Note 7 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2017	December 31, 2016
Senior secured credit facility:	February 22, 2022
Revolving loans		$300.6	$279.9
Term loan		400.0	237.5
4.875% Senior Notes	March 15, 2023	400.0	400.0
Capital lease obligations, weighted average interest rate of 3.5%	In installments through September 1, 2022	179.9	98.6
Notes payable and other debt obligations	Varies	12.1	19.8
Total long-term debt obligations		$1,292.6	$1,035.8
Less unamortized deferred financing costs		(13.8)	(9.8)
Total debt, net of deferred financing costs		$1,278.8	$1,026.0
Current portion of long-term debt		86.5	64.6
Long-term debt		$1,192.3	$961.4
Senior Secured Credit Facility
The Company has a senior secured credit facility (the “Credit Facility”), which was amended and restated on February 22, 2017. The Company refers to its amended and restated credit facility as the “2017 Credit Facility,” and to its previous credit facility as the “2016 Credit Facility.” The 2017 Credit Facility increased the Company’s aggregate borrowing commitments from approximately $1.2 billion to $1.5 billion, which amount is composed of $1.1 billion of revolving commitments and a term loan in the aggregate principal amount of $400 million. The amended and restated credit facility also extended the Credit Facility’s maturity date to February 22, 2022. As of September 30, 2017, term loans in the aggregate principal amount of $400 million were drawn under the 2017 Credit Facility. The term loan is subject to amortization in quarterly principal installments that commence in December 2017, which as of September 30, 2017, amounted to $3.1 million, which amount is subject to adjustment for additional term loans and, if applicable, for certain prepayments. As of December 31, 2016, term loans in the aggregate principal amount of $238 million were outstanding.
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
As of September 30, 2017 and December 31, 2016, outstanding revolving loans, which included $171 million and $119 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 2.96% and 3.71% per annum, respectively. The term loan accrued interest at a rate of 2.86% and 2.77% as of September 30, 2017 and December 31, 2016, respectively. Letters of credit of approximately $189.1 million and $314.3 million were issued as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, letters of credit fees accrued at 0.750% and 1.00% per annum, respectively, for performance standby letters of credit, and at 1.625% and 2.00% per annum, respectively, for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2017 and December 31, 2016, availability for revolving loans totaled $610.3 million and $405.9 million, respectively, or up to $460.9 million and $335.7 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $129.4 million and $80.9 million of availability in either Canadian dollars or Mexican pesos as of September 30, 2017 and December 31, 2016, respectively. The unused facility fee as of September 30, 2017 and December 31, 2016 accrued at a rate of 0.30% and 0.40%, respectively.

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
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. As September 30, 2017 and December 31, 2016, maximum borrowing capacity totaled Canadian $20.0 million and $40.0 million, respectively, or approximately $16.0 million and $29.8 million, respectively. As of September 30, 2017 and December 31, 2016, outstanding borrowings totaled approximately $5.4 million and $13.4 million, respectively, and accrued interest at a weighted average rate of approximately 4.0% and 3.6%, respectively. Outstanding borrowings that are not renewed are repaid with borrowings under the Company’s senior secured credit facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, which are included within notes payable and other debt obligations in the table above, are classified within long-term debt in the Company’s consolidated balance sheets. The Company’s other credit facilities are subject to customary provisions and covenants.
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
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of September 30, 2017 and December 31, 2016.
Additional Information
As of September 30, 2017 and December 31, 2016, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $4.1 million and $8.5 million, respectively. Additionally, in connection with the 2017 Credit Facility amendment, the Company paid approximately $6 million in financing costs for the nine month period ended September 30, 2017. For additional information pertaining to the Company’s debt instruments, including its 4.875% Senior Notes, see Note 7 - Debt in the Company’s 2016 Form 10-K.
Note 8 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide lease financing for machinery and equipment. The gross amount of assets held under capital leases as of September 30, 2017 and December 31, 2016, which are included within property and equipment, net, totaled $404.1 million and $294.9 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $269.6 million and $177.5 million as of September 30, 2017 and December 31, 2016, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 15 - Related Party Transactions. Rent and related expense for operating leases that have non-cancelable terms in excess of one year totaled approximately $25.4 million and $25.9 million for the three month periods ended September 30, 2017 and 2016, respectively, and totaled $77.6 million and $74.8 million for the nine month periods ended September 30, 2017 and 2016, respectively. The Company also incurred rent and related expense for facilities, vehicles and equipment having original terms of one year or less totaling approximately $159.4 million and $96.7 million for the three month periods ended September 30, 2017 and 2016, respectively, and totaling $347.8 million and $213.9 million for the nine month periods ended September 30, 2017 and 2016, respectively.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of September 30, 2017, including employee stock purchase plans, there were approximately 4.9 million shares available for future grant. In March 2017, the Company’s board of directors adopted the Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 ICP”), which was effective as of January 1, 2017 and changed the amount of tax the Company can withhold for employee tax withholdings on share-based awards, as provided under ASU 2016-09. The Company adopted ASU 2016-09 as of January 1, 2017, as discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”), which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of September 30, 2017 was approximately $15.8 million, which is expected to be recognized over a weighted average period of approximately 1.1 years. The intrinsic value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.1 million for both the three month periods ended September 30, 2017 and 2016, and totaled $11.9 million and $1.5 million for the nine month periods ended September 30, 2017 and 2016, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2016	1,970,586	$21.61
Granted	193,348	39.47
Vested	(304,211)	40.72
Canceled/forfeited	(30,041)	20.24
Non-vested restricted shares, as of September 30, 2017	1,829,682	$20.34

(a)	Includes 39,050 and 43,300 restricted stock units as of September 30, 2017 and December 31, 2016, respectively.
Stock Options
The Company previously granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans. During 2016, all stock options that were outstanding under previous stock option grants were exercised. The intrinsic value of options exercised, which is based on the difference between the exercise price and the market share price of the Company’s common stock on the date of exercise, totaled $0.5 million and $1.8 million for the three and nine month periods ended September 30, 2016, respectively. Net of shares withheld in cashless option exercises, there were no proceeds from option exercises for the three month period ended September 30, 2016, and for the nine month period ended September 30, 2016, proceeds totaled $1.9 million.

Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”) under which shares of the Company's common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Nine Months Ended September 30
	2017	2016
Cash proceeds (in millions)	$2.4	$2.0
Common shares issued	68,789	115,556
Weighted average price per share	$34.72	$16.88
Weighted average per share grant date fair value	$9.00	$4.58
Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax effects for the periods indicated were as follows (in millions):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016
Non-cash stock-based compensation expense	$3.4	$3.9	$10.5	$11.3
Income Tax Effects:
Income tax effect of non-cash stock-based compensation	$1.3	$1.7	$3.8	$5.6
Excess tax benefit from non-cash stock-based compensation (a)	$0.0	$0.3	$0.1	$1.4

(a)
Excess tax benefits represent cash flows from tax deductions in excess of the tax effect of compensation expense associated with share-based payment arrangements. For the nine month period ended September 30, 2017, the Company incurred a net tax deficiency of $0.1 million related to the vesting of share-based payment awards and excess tax benefits were de minimis. As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, the Company adopted

ASU 2016-09 effective January 1, 2017 on a prospective basis. ASU 2016-09 changed the required presentation of excess tax benefits in the consolidated statement of cash flows from financing activities to operating activities. Excess tax benefits for the comparative prior year period are classified as cash flows from financing activities.
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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended September 30:
2017	3,669	7,057	$36.7	$2.7	$39.4
2016	4,170	4,910	$26.4	$2.9	$29.3
For the Nine Months Ended September 30:
2017	550	7,057	$68.1	$8.0	$76.1
2016	1,112	4,910	$43.4	$7.6	$51.0
The fluctuations in the average number of employees covered under multiemployer plans and related contributions in the table above are primarily related to higher levels of union resource-based project activity within the Company’s oil and gas operations.
Note 11 – Equity
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is composed of unrealized foreign currency translation gains and losses, which relate primarily to fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, and unrealized gains and losses from certain investment activities. For both the three and nine month periods ended September 30, 2017 and 2016, unrealized foreign currency activity related primarily to the Company’s Canadian operations, and unrealized investment activity related to interest rate swaps associated with the Waha JVs.
Share Activity
No shares of the Company’s common stock have been repurchased under the Company’s 2016 share repurchase program.
Note 12 - Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month period ended September 30, 2017, the Company recognized certain tax credits based upon the results of a study that is currently underway, which amount was determined based on management’s estimates and currently available information. Further adjustments to the amount recognized may occur as the results of the study are finalized, which is expected to occur in the fourth quarter of 2017.

As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, effective January 1, 2017, the Company adopted ASU 2016-09, which changed the recognition requirements for excess tax benefits (“windfalls”) or tax deficiencies (“shortfalls”) from share-based payment awards. ASU 2016-09 requires windfalls or shortfalls to be recognized within income tax expense in the interim periods in which they occur, rather than as additional paid-in capital. Given that windfalls or shortfalls are recognized in income tax expense in the periods in which they occur, they are not included when estimating annual effective tax rates. The tax effect related to the vesting of share-based payment awards did not have a significant effect on the Company’s consolidated effective tax rate for the three and nine month periods ended September 30, 2017.

As of September 30, 2017, the Company had $274.5 million of long-term deferred tax liabilities. As of December 31, 2016, current deferred tax assets, net, totaled $11.8 million and long-term deferred tax liabilities, net, totaled $178.4 million. In addition, as of September 30, 2017 and December 31, 2016, accrued income and other taxes payable, which are included within other accrued expenses, totaled $19.8 million and $40.3 million, respectively. The Company adopted Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which changed the classification requirements for deferred tax assets and liabilities, effective January 1, 2017. ASU 2015-17 requires long-term classification of all deferred tax assets and liabilities, rather than separately classifying deferred tax assets and liabilities based on their net current and non-current amounts, as was required under the previous guidance. The Company adopted ASU 2015-17 on a prospective basis, therefore prior periods were not adjusted to conform to the current period presentation. The adoption of ASU 2015-17 did not have had a material effect on the consolidated financial statements.
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure primarily for wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, infrastructure for utilities, among others. MasTec performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of conventional and renewable power facilities, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of heavy civil and industrial infrastructure. The Other segment includes equity investees, the services of which vary from those provided by the Company’s four primary segments, as well as other small business units that perform construction and other services for a variety of international end-markets.
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
For the three and nine month periods ended September 30, 2017, Other segment EBITDA included project losses of $0.4 million and $7.4 million, respectively, from a proportionately consolidated non-controlled Canadian joint venture, which is managed by a third party, and for which we have minimal direct construction involvement. For both the three and nine month periods ended September 30, 2016, Other segment EBITDA included $5.1 million of project losses on this proportionately consolidated non-controlled Canadian joint venture. For the nine month period ended September 30, 2016, EBITDA for the Oil and Gas and Electrical Transmission segments included first quarter project losses of $13.5 million and $15.1 million, respectively.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables (in millions):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
Revenue:	2017	2016	2017	2016
Communications (a)	$610.5	$624.3	$1,762.2	$1,728.0
Oil and Gas	1,161.0	736.0	2,757.2	1,454.3
Electrical Transmission	81.8	101.7	277.3	283.6
Power Generation and Industrial	96.9	123.6	204.1	324.7
Other	10.6	7.6	14.2	14.9
Eliminations	(5.0)	(7.0)	(10.9)	(12.7)
Consolidated revenue	$1,955.8	$1,586.2	$5,004.1	$3,792.8

(a)
Revenue generated primarily by utilities customers represented 13.0% and 11.1% of Communications segment revenue for the three month periods ended September 30, 2017 and 2016, respectively, and represented 12.6% and 10.9% for the nine month periods ended September 30, 2017 and 2016, respectively.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
EBITDA:	2017	2016	2017	2016
Communications	$65.3	$62.8	$173.2	$190.9
Oil and Gas	108.1	117.8	356.1	187.6
Electrical Transmission	4.5	(8.3)	11.2	(42.0)
Power Generation and Industrial	9.3	6.1	14.8	13.8
Other	10.1	(3.1)	11.6	(2.6)
Corporate	(22.0)	(24.3)	(69.2)	(55.1)
Consolidated EBITDA	$175.3	$151.0	$497.7	$292.6

	For the Three Months Ended September 30		For the Nine Months Ended September 30
Depreciation and Amortization:	2017	2016	2017	2016
Communications	$13.8	$12.5	$39.4	$37.2
Oil and Gas	26.0	20.7	71.1	58.2
Electrical Transmission	5.8	6.1	17.3	17.1
Power Generation and Industrial	2.9	1.6	5.8	4.6
Other	0.0	0.0	0.1	0.0
Corporate	1.6	1.7	4.7	5.1
Consolidated depreciation and amortization	$50.1	$42.6	$138.4	$122.2

The following table, which may contain slight summation differences due to rounding, presents a reconciliation of consolidated income before income taxes to EBITDA (in millions):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
EBITDA Reconciliation:	2017	2016	2017	2016
Income before income taxes	$107.6	$95.3	$314.3	$132.4
Plus:
Interest expense, net	17.6	13.1	45.0	37.9
Depreciation and amortization	50.1	42.6	138.4	122.2
Consolidated EBITDA	$175.3	$151.0	$497.7	$292.6
Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico. For the three month periods ended September 30, 2017 and 2016, revenue of $1.9 billion and $1.5 billion, respectively, was derived from U.S. operations, and revenue of $61.0 million and $73.8 million, respectively, was derived from foreign operations, the majority of which was from the Company’s Canadian operations. For the nine month periods ended September 30, 2017 and 2016, revenue of $4.8 billion and $3.6 billion, respectively, was derived from U.S. operations, and revenue of $160.7 million and $222.8 million, respectively, was derived from foreign operations, the majority of which was from the Company’s Canadian operations. The majority of the Company’s foreign operations during the three and nine month periods ended September 30, 2017 and 2016 were in the Company’s Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $629.2 million and $475.3 million as of September 30, 2017 and December 31, 2016, respectively, and, for the Company’s businesses in foreign countries, the majority of which are in Canada, totaled $62.2 million and $73.8 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.2 billion and $1.1 billion as of September 30, 2017 and December 31, 2016, respectively, and, for the Company’s businesses in foreign countries, the majority of which are in Canada, totaled approximately $114.3 million and $107.8 million as of September 30, 2017 and December 31, 2016, respectively. Amounts due from customers from which foreign revenue was derived accounted for approximately 6% and 8%, respectively, of the Company’s consolidated net accounts receivable position as of September 30, 2017 and December 31, 2016, which represents accounts receivable, net, less BIEC.

Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
Customer:	2017	2016	2017	2016
Energy Transfer affiliates (a)	49%	35%	40%	26%
AT&T (including DIRECTV®) (b)	21%	30%	25%	34%

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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s cost and equity investees, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2017 and December 31, 2016, there were $189.1 million and $314.3 million, respectively, of letters of credit issued under the Company’s Credit Facility. The Company is not aware of material claims relating to its outstanding letters of credit as of September 30, 2017 or December 31, 2016.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2017 and December 31, 2016, outstanding performance and payment bonds totaled $119.2 million and $72.9 million, respectively, and estimated costs to complete projects secured by these bonds totaled $51.3 million and $9.5 million as of September 30, 2017 and December 31, 2016, respectively. These amounts do not include performance and payment bonds associated with the Company’s equity investees.
Cost and Equity Investees and Other Entities. The Company holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture that was underway when the Company acquired Pacer in 2014, whose sole activity involves the construction of a bridge, a business in which the Company does not otherwise engage. This joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, automatically terminates upon completion of the project. The Company also holds undivided interests, ranging from 85% to 90% in seven proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of September 30, 2017, the Company was not aware of circumstances that would reasonably lead to material future claims against it in connection with these arrangements.
The Company has other investment arrangements, as discussed in Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions. From time to time, the Company may incur costs or provide financing, performance, financial and/or other guarantees to or in connection with its investees.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company also maintains excess umbrella coverage. As of September 30, 2017 and December 31, 2016, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $98.5 million and $85.8 million, respectively, of which $67.5 million and $55.2 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets.

MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims totaled $2.6 million as of both September 30, 2017 and December 31, 2016.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $84.6 million and $85.1 million as of September 30, 2017 and December 31, 2016, respectively. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets, amounted to $1.5 million for these policies as of both September 30, 2017 and December 31, 2016. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $13.7 million and $13.5 million as of September 30, 2017 and December 31, 2016, respectively.
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
Collective Bargaining Agreements and Multiemployer Plans. As discussed in Note 10 - Other Retirement Plans, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multiemployer pension and other multiemployer benefits plans and trusts. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multiemployer pension plans, subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As described in the Company’s 2016 Form 10-K, the Company, along with other members of the Pipe Line Contractors Association (the “PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”) in November 2011, for which the Company established and paid a $6.4 million withdrawal liability. The Company is in arbitration to determine if there is any remaining amount owed on this withdrawal liability, and during the third quarter of 2017, the Company recognized $0.6 million of expense in connection with the expected settlement of this matter.
Other than the Company’s 2011 withdrawal from Central States and certain other underfunded plans, as described in the Company’s 2016 Form 10-K, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it in connection with these plans. However, there can be no assurance that the Company will not be assessed liabilities in the future.
Based upon the information available to the Company from plan administrators as of September 30, 2017, several of the multiemployer pension plans in which it participates are underfunded and, as a result, the Company could be required to increase its contributions, including in the form of a surcharge on future benefit contributions. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2017 and December 31, 2016, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Concentrations of Risk. The Company had approximately 455 customers for the nine month period ended September 30, 2017. As of September 30, 2017 and December 31, 2016, one customer accounted for approximately 44% and 24%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC. As of September 30, 2017 and December 31, 2016, a separate customer accounted for approximately 13% and 17%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 83% and 80%, respectively, of its revenue from its top ten customers for the three month periods ended September 30, 2017 and 2016, and derived 80% and 76% of its revenues, respectively, from its top ten customers for the nine month periods ended September 30, 2017 and 2016.
Note 15 - Related Party Transactions
For the three month periods ended September 30, 2017 and 2016, revenue recognized by the Company’s Pacer subsidiary for work performed for a contractual joint venture in which it holds a 35% undivided interest totaled $0.6 million and $0.2 million, respectively, and for the nine month periods ended September 30, 2017 and 2016, totaled $0.9 million and $0.8 million, respectively. As of September 30, 2017 and December 31, 2016, receivables from this contractual joint venture totaled $0.9 million and $0.7 million, respectively. Related performance guarantees, which are based on the original full contract value, as of both September 30, 2017 and December 31, 2016, totaled Canadian $132.1 million (or approximately $105.9 million and $98.3 million, respectively). In connection with this contractual joint venture, the Company provided project-related financing of $2.7 million and $5.9 million, respectively, for the three and nine month periods ended September 30, 2017, and $0.8 million and $5.6 million, respectively, for the three and nine month periods ended September 30, 2016. As of September 30, 2017, there were no additional amounts committed to this entity.

In connection with an April 2017 acquisition, the Company acquired a 40% interest in an entity, valued at $0.4 million, which is accounted for as an equity method investment. The Company has a subcontracting arrangement with this entity. For the nine month period ended September 30, 2017, the Company incurred $0.2 million of expenses under this subcontracting arrangement, and there were no amounts outstanding as of September 30, 2017. During the nine month period ended September 30, 2017, the Company advanced $0.3 million to this entity, net, of which $0.3 million was outstanding as of September 30, 2017. The acquired company had a vendor financing arrangement with an entity that was owned by a member of subsidiary management, which arrangement was completed in the third quarter of 2017. The payments made under this arrangement for the three and nine month periods ended September 30, 2017 totaled $1.4 million and $5.3 million, respectively, and no amounts were outstanding as of September 30, 2017.
MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including CCI, in which the Company has a cost method investment. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, serves as the chairman of CCI. For the three month periods ended September 30, 2017 and 2016, MasTec paid CCI approximately $22.9 million and $10.0 million, respectively, for equipment supplies, rentals, leases and servicing. For the nine month periods ended September 30, 2017 and 2016, MasTec paid CCI approximately $34.9 million and $13.7 million, respectively, net of rebates. As of September 30, 2017 and December 31, 2016, related payables totaled approximately $6.1 million and $1.5 million, respectively.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended September 30, 2017 and 2016, MasTec incurred $39.2 million and $5.6 million, respectively, of expenses under this subcontracting arrangement, and for the nine month periods ended September 30, 2017 and 2016, MasTec incurred $54.8 million and $8.8 million, respectively. During the third quarter of 2016, the Company sold equipment totaling $0.3 million to this entity. As of September 30, 2017 and December 31, 2016, related amounts payable totaled $20.1 million and $0.1 million, respectively.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a majority interest. For both three month periods ended September 30, 2017 and 2016, MasTec charged approximately $0.2 million to this customer, and for both the nine month periods ended September 30, 2017 and 2016, charged $0.6 million. As of both September 30, 2017 and December 31, 2016, outstanding receivables from employee leasing arrangements with this customer totaled $0.2 million. The Company also provides satellite communication services to this customer. For both the three month periods ended September 30, 2017 and 2016, revenue from satellite communication services provided to this customer totaled approximately $0.2 million, and for the nine month periods ended September 30, 2017 and 2016, satellite communication revenues totaled $0.6 million and $0.7 million, respectively. As of September 30, 2017 and December 31, 2016, receivables from this arrangement totaled approximately $0.3 million and $0.4 million, respectively.
MasTec has a leasing arrangement with an independent third party that leases an aircraft from a Company owned by Jorge Mas. For the three month periods ended September 30, 2017 and 2016, MasTec paid $0.5 million and $0.7 million, respectively, under this leasing arrangement, and for the nine month periods ended September 30, 2017 and 2016, MasTec paid $1.5 million and $2.0 million, respectively. As of both September 30, 2017 and December 31, 2016, related amounts payable were de minimis.
For the three month periods ended September 30, 2017 and 2016, related party lease payments for operational facilities and equipment, which are primarily associated with members of subsidiary management, totaled approximately $11.3 million and $12.5 million, respectively, and for the nine month periods ended September 30, 2017 and 2016, related party lease payments totaled approximately $38.4 million and $31.6 million, respectively. Payables associated with related party leases totaled approximately $0.6 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively. Additionally, payments for various types of supplies and services, including ancillary construction services, project-related site restoration and marketing and business development activities associated with members of subsidiary management totaled approximately $26.4 million and $7.4 million for the three month periods ended September 30, 2017 and 2016, respectively, and totaled $41.0 million and $14.2 million for the nine month periods ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, associated amounts payable totaled approximately $0.8 million and $3.7 million, respectively. In addition, MasTec performs construction services for an entity associated with a member of subsidiary management. Revenue from this arrangement totaled $1.0 million for the three month period ended September 30, 2017, and related receivables totaled $0.5 million as of September 30, 2017. The oil and gas pipeline equipment company that was acquired by MasTec in the third quarter of 2017 was formerly owned by a member of subsidiary management. MasTec previously leased equipment from this company. The Company paid $40.6 million in cash and $57.3 million of contingent consideration in connection with this acquisition.
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
Split Dollar Agreements
MasTec has split dollar life insurance agreements with each of José R. Mas and Jorge Mas. In connection with the split dollar agreement for José R. Mas, the Company made no payments in either of the three month periods ended September 30, 2017 and 2016, and paid $0.7 million in each of the nine month periods ended September 30, 2017 and 2016. In connection with the split dollar agreement for Jorge Mas, the Company paid $0.6 million for both the three month periods ended September 30, 2017 and 2016, and paid $1.1 million for both the nine month periods ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, life insurance assets associated with these agreements totaled $16.6 million and $14.8 million, respectively, which amount is included within other long-term assets.

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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Three Months Ended September 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,860.3	$130.3	$(34.8)	$1,955.8
Costs of revenue, excluding depreciation and amortization	—	1,640.3	120.7	(34.8)	1,726.2
Depreciation and amortization	—	41.1	9.0	—	50.1
General and administrative expenses	0.5	61.7	4.2	—	66.4
Interest expense (income), net	—	33.2	(15.6)	—	17.6
Equity in earnings of unconsolidated affiliates	—	—	(7.4)	—	(7.4)
Other income, net	—	(4.6)	(0.1)	—	(4.7)
(Loss) income before income taxes	$(0.5)	$88.6	$19.5	$—	$107.6
Benefit from (provision for) income taxes	0.2	(33.8)	(9.9)	—	(43.4)
Net (loss) income before equity in income from subsidiaries	$(0.3)	$54.8	$9.6	$—	$64.2
Equity in income from subsidiaries, net of tax	64.1	—	—	(64.1)	—
Net income (loss)	$63.8	$54.8	$9.6	$(64.1)	$64.2
Net income attributable to non-controlling interests	—	—	0.4	—	0.4
Net income (loss) attributable to MasTec, Inc.	$63.8	$54.8	$9.2	$(64.1)	$63.8
Comprehensive income (loss)	$65.2	$54.9	$11.1	$(65.5)	$65.7

For the Three Months Ended September 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,493.9	$112.7	$(20.4)	$1,586.2
Costs of revenue, excluding depreciation and amortization	—	1,282.3	107.2	(20.4)	1,369.0
Depreciation and amortization	—	33.7	8.9	—	42.6
General and administrative expenses	0.6	60.6	5.9	—	67.1
Interest expense (income), net	—	28.6	(15.5)	—	13.1
Equity in losses of unconsolidated affiliates	—	—	—	—	—
Other (income) expense, net	—	(3.4)	2.3	—	(1.0)
(Loss) income before income taxes	$(0.6)	$92.1	$3.9	$—	$95.3
Benefit from (provision for) income taxes	0.2	(33.4)	(5.6)	—	(38.8)
Net (loss) income before equity in income from subsidiaries	$(0.4)	$58.7	$(1.7)	$—	$56.5
Equity in income from subsidiaries, net of tax	56.7	—	—	(56.7)	—
Net income (loss)	$56.3	$58.7	$(1.7)	$(56.7)	$56.5
Net income attributable to non-controlling interests	—	—	0.3	—	0.3
Net income (loss) attributable to MasTec, Inc.	$56.3	$58.7	$(2.0)	$(56.7)	$56.3
Comprehensive income (loss)	$54.5	$58.7	$(3.6)	$(54.9)	$54.7

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Nine Months Ended September 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$4,763.4	$347.4	$(106.7)	$5,004.1
Costs of revenue, excluding depreciation and amortization	—	4,097.7	332.6	(106.7)	4,323.6
Depreciation and amortization	—	112.2	26.2	—	138.4
General and administrative expenses	1.7	187.7	12.6	—	202.0
Interest expense (income), net	—	91.5	(46.5)	—	45.0
Equity in earnings of unconsolidated affiliates	—	—	(15.1)	—	(15.1)
Other (income) expense, net	—	(9.9)	5.8	—	(4.1)
(Loss) income before income taxes	$(1.7)	$284.2	$31.8	$—	$314.3
Benefit from (provision for) income taxes	0.6	(104.9)	(21.9)	—	(126.2)
Net (loss) income before equity in income from subsidiaries	$(1.1)	$179.3	$9.9	$—	$188.2
Equity in income from subsidiaries, net of tax	187.5	—	—	(187.5)	—
Net income (loss)	$186.4	$179.3	$9.9	$(187.5)	$188.2
Net income attributable to non-controlling interests	—	—	1.8	—	1.8
Net income (loss) attributable to MasTec, Inc.	$186.4	$179.3	$8.1	$(187.5)	$186.4
Comprehensive income (loss)	$187.5	$179.3	$11.1	$(188.6)	$189.3

For the Nine Months Ended September 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$3,521.5	$302.2	$(30.9)	$3,792.8
Costs of revenue, excluding depreciation and amortization	—	3,054.5	298.0	(30.9)	3,321.6
Depreciation and amortization	—	96.6	25.6	—	122.2
General and administrative expenses	1.7	172.1	21.2	—	195.0
Interest expense (income), net	—	83.8	(45.9)	—	37.9
Equity in earnings of unconsolidated affiliates	—	—	(3.5)	—	(3.5)
Other income, net	—	(12.7)	(0.1)	—	(12.8)
(Loss) income before income taxes	$(1.7)	$127.2	$6.9	$—	$132.4
Benefit from (provision for) income taxes	0.6	(47.3)	(7.6)	—	(54.3)
Net (loss) income before equity in income from subsidiaries	$(1.1)	$79.9	$(0.7)	$—	$78.1
Equity in income from subsidiaries, net of tax	78.8	—	—	(78.8)	—
Net income (loss)	$77.7	$79.9	$(0.7)	$(78.8)	$78.1
Net income attributable to non-controlling interests	—	—	0.4	—	0.4
Net income (loss) attributable to MasTec, Inc.	$77.7	$79.9	$(1.1)	$(78.8)	$77.7
Comprehensive income (loss)	$69.2	$79.9	$(9.2)	$(70.3)	$69.6

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of September 30 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,576.0	$259.8	$(88.1)	$1,747.7
Property and equipment, net	—	600.8	90.6	—	691.4
Goodwill and other intangible assets, net	—	1,187.9	143.0	—	1,330.9
Investments in and advances to consolidated affiliates, net	1,279.7	848.0	710.2	(2,837.9)	—
Other long-term assets	15.8	25.7	130.6	—	172.1
Total assets	$1,295.5	$4,238.4	$1,334.2	$(2,926.0)	$3,942.2
Liabilities and equity
Total current liabilities	$—	$982.5	$107.7	$(88.1)	$1,002.2
Long-term debt	—	1,181.1	11.2	—	1,192.3
Other long-term liabilities	—	432.0	12.7	—	444.7
Total liabilities	$—	$2,595.6	$131.6	$(88.1)	$2,639.1
Total equity	$1,295.5	$1,642.8	$1,202.6	$(2,837.9)	$1,303.0
Total liabilities and equity	$1,295.5	$4,238.4	$1,334.2	$(2,926.0)	$3,942.2

As of December 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,256.3	$175.8	$(29.6)	$1,402.5
Property and equipment, net	—	456.6	92.5	—	549.1
Goodwill and other intangible assets, net	—	1,037.4	138.2	—	1,175.6
Investments in and advances to consolidated affiliates, net	1,083.9	625.9	861.2	(2,571.0)	—
Other long-term assets	12.6	25.3	18.0	—	55.9
Total assets	$1,096.5	$3,401.5	$1,285.7	$(2,600.6)	$3,183.1
Liabilities and equity
Total current liabilities	$—	$759.7	$109.9	$(29.6)	$840.0
Long-term debt	—	938.7	22.7	—	961.4
Other long-term liabilities	—	256.2	21.9	—	278.1
Total liabilities	$—	$1,954.6	$154.5	$(29.6)	$2,079.5
Total equity	$1,096.5	$1,446.9	$1,131.2	$(2,571.0)	$1,103.6
Total liabilities and equity	$1,096.5	$3,401.5	$1,285.7	$(2,600.6)	$3,183.1

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Nine Months Ended September 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by (used in) operating activities	$—	$222.0	$(43.4)	$—	$178.6
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(116.0)	—	—	(116.0)
Capital expenditures	—	(70.0)	(13.3)	—	(83.3)
Proceeds from sale of property and equipment	—	12.5	1.1	—	13.6
Payments for other investments	—	(3.8)	(73.3)	—	(77.1)
Proceeds from other investments	—	1.2	12.2	—	13.4
Net cash used in investing activities	$—	$(176.1)	$(73.3)	$—	$(249.4)
Cash flows from financing activities:
Proceeds from credit facilities	—	1,988.1	14.3	—	2,002.4
Repayments of credit facilities	—	(1,817.4)	(23.0)	—	(1,840.4)
Repayments of other borrowings and capital lease obligations	—	(52.6)	(8.3)	—	(60.8)
Payments of acquisition-related contingent consideration	—	(18.8)	—	—	(18.8)
Distributions to non-controlling interests	—	—	(1.3)	—	(1.3)
Proceeds from stock-based awards, net	0.9	—	—	—	0.9
Other financing activities, net	—	(6.3)	—	—	(6.3)
Net financing activities and advances (to) from consolidated affiliates	(0.9)	(131.9)	132.8	—	—
Net cash (used in) provided by financing activities	$—	$(38.9)	$114.5	$—	$75.6
Effect of currency translation on cash	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	$—	$7.0	$(2.0)	$—	$5.1
Cash and cash equivalents - beginning of period	$—	$28.3	$10.5	$—	$38.8
Cash and cash equivalents - end of period	$—	$35.3	$8.5	$—	$43.8

For the Nine Months Ended September 30, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$87.2	$39.9	$—	$127.1
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(4.1)	—	—	(4.1)
Capital expenditures	—	(84.0)	(5.1)	—	(89.1)
Proceeds from sale of property and equipment	—	3.1	3.7	—	6.8
Payments for other investments	—	(3.8)	(5.0)	—	(8.9)
Proceeds from other investments	—	—	1.1	—	1.1
Net cash used in investing activities	$—	$(88.8)	$(5.3)	$—	$(94.1)
Cash flows from financing activities:
Proceeds from credit facilities	—	1,093.8	93.0	—	1,186.8
Repayments of credit facilities	—	(1,056.1)	(93.8)	—	(1,149.9)
Repayments of other borrowings and capital lease obligations	—	(37.6)	(12.4)	—	(50.0)
Payments of acquisition-related contingent consideration	—	(16.5)	(3.3)	—	(19.8)
Proceeds from stock-based awards, net	3.4	—	0.5	—	3.9
Other financing activities, net	1.4	—	—	—	1.4
Net financing activities and advances (to) from consolidated affiliates	(4.8)	15.1	(10.3)	—	—
Net cash used in financing activities	$—	$(1.3)	$(26.3)	$—	$(27.6)
Effect of currency translation on cash	—	—	(1.0)	—	(1.0)
Net (decrease) increase in cash and cash equivalents	$—	$(2.9)	$7.3	$—	$4.4
Cash and cash equivalents - beginning of period	$—	$4.7	$0.3	$—	$5.0
Cash and cash equivalents - end of period	$—	$1.8	$7.6	$—	$9.4

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our business and industry and the assumptions upon which these statements are based. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions or dispositions. Words such as “anticipates,” “expects,” “intends,” “will,” “could,” “would,” “should,” “may,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “targets” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.
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
The following is a discussion of our business, financial position and results of operations as of and for the three and nine month periods ended September 30, 2017 and 2016. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2016 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber, install-to-the-home and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; conventional and renewable power generation; heavy civil and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for almost 90 years. We offer our services primarily under the MasTec service mark and, as of September 30, 2017, we had approximately 21,500 employees and 415 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We expect to realize approximately 25% of our September 30, 2017 estimated backlog in 2017. The following table presents 18-month backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	September 30, 2017	June 30, 2017	September 30, 2016
Communications	$3,505	$3,375	$3,125
Oil and Gas	907	1,506	1,134
Electrical Transmission	268	295	269
Power Generation and Industrial	331	85	116
Other	3	4	7
Estimated 18-month backlog	$5,014	$5,265	$4,651
Approximately 65% of our backlog as of September 30, 2017 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work from master service agreements due to changes in our customers’ spending plans, as well as on construction projects due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Subsequent to September 30, 2017, we were granted a large pipeline construction project award with an expected contract value of over $1.5 billion, which is expected to be reflected in backlog at year-end 2017.
Backlog is not a term recognized under U.S. GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others.
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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about our operating results, including the results of percentage-of-completion projects, and the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements, which is incorporated by reference, and to our 2016 Form 10-K for discussion of our significant accounting policies. During the third quarter of 2017, we performed a quantitative assessment of the goodwill and an indefinite-lived pre-qualification intangible asset associated with certain of our operating segments in conjunction with our quarterly review of reporting units for indicators of impairment. Based on the results of these assessments, we determined that the estimated fair value of our Electrical Transmission operating segment exceeded its carrying value by approximately 10%, and that the fair values of two of our reporting units and the indefinite-lived pre-qualification intangible asset in our Oil and Gas segment, for which the carrying values totaled approximately $130 million, exceeded their carrying values by approximately 10% for each. Significant changes in assumptions or estimates, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in the future.
We believe that our accounting estimates pertaining to: revenue recognition for percentage-of-completion projects, including project profit or loss, which we define as project revenue less project costs of revenue, including project-related depreciation; allowances for doubtful accounts; fair value estimates, including those related to business acquisitions, valuations of goodwill and indefinite-lived intangible assets; estimated liabilities for future earn-out obligations; fair values of financial instruments; income taxes; self-insurance liabilities; and litigation and other contingencies are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Actual results could, however, vary materially from these accounting estimates.
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

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2017		2016		2017		2016
Revenue	$1,955.8	100.0%	$1,586.2	100.0%	$5,004.1	100.0%	$3,792.8	100.0%
Costs of revenue, excluding depreciation and amortization	1,726.2	88.3%	1,369.0	86.3%	4,323.6	86.4%	3,321.6	87.6%
Depreciation and amortization	50.1	2.6%	42.6	2.7%	138.4	2.8%	122.2	3.2%
General and administrative expenses	66.4	3.4%	67.1	4.2%	202.0	4.0%	195.0	5.1%
Interest expense, net	17.6	0.9%	13.1	0.8%	45.0	0.9%	37.9	1.0%
Equity in earnings of unconsolidated affiliates	(7.4)	(0.4)%	—	—%	(15.1)	(0.3)%	(3.5)	(0.1)%
Other income, net	(4.7)	(0.2)%	(1.0)	(0.1)%	(4.1)	(0.1)%	(12.8)	(0.3)%
Income before income taxes	$107.6	5.5%	$95.3	6.0%	$314.3	6.3%	$132.4	3.5%
Provision for income taxes	(43.4)	(2.2)%	(38.8)	(2.4)%	(126.2)	(2.5)%	(54.3)	(1.4)%
Net income	$64.2	3.3%	$56.5	3.6%	$188.2	3.8%	$78.1	2.1%
Net income attributable to non-controlling interests	0.4	0.0%	0.3	0.0%	1.8	0.0%	0.4	0.0%
Net income attributable to MasTec, Inc.	$63.8	3.3%	$56.3	3.5%	$186.4	3.7%	$77.7	2.0%

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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended September 30		For the Nine Months Ended September 30		For the Three Months Ended September 30				For the Nine Months Ended September 30
Reportable Segment:	2017	2016	2017	2016	2017		2016		2017		2016
Communications	$610.5	$624.3	$1,762.2	$1,728.0	$65.3	10.7%	$62.8	10.1%	$173.2	9.8%	$190.9	11.0%
Oil and Gas	1,161.0	736.0	2,757.2	1,454.3	108.1	9.3%	117.8	16.0%	356.1	12.9%	187.6	12.9%
Electrical Transmission	81.8	101.7	277.3	283.6	4.5	5.5%	(8.3)	(8.1)%	11.2	4.0%	(42.0)	(14.8)%
Power Generation and Industrial	96.9	123.6	204.1	324.7	9.3	9.6%	6.1	4.9%	14.8	7.3%	13.8	4.3%
Other	10.6	7.6	14.2	14.9	10.1	95.2%	(3.1)	(40.6)%	11.6	81.7%	(2.6)	(17.4)%
Eliminations	(5.0)	(7.0)	(10.9)	(12.7)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(22.0)	NA	(24.3)	NA	(69.2)	NA	(55.1)	NA
Consolidated Results	$1,955.8	$1,586.2	$5,004.1	$3,792.8	$175.3	9.0%	$151.0	9.5%	$497.7	9.9%	$292.6	7.7%
The following discussion and analysis of our results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”).
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue. For the three month period ended September 30, 2017, consolidated revenue increased to $1,956 million from $1,586 million, an increase of $370 million, or 23%, as compared with the same period in 2016, driven largely by our Oil and Gas segment, for which revenue increased by $425 million, or 58%, offset, in part by lower revenue in our Power Generation and Industrial, Electrical Transmission and Communications segments, of $61 million in total, or 7%. Organic revenue increased by approximately $308 million, or 19%, and acquisitions contributed $62 million in revenue.
Communications Segment. Communications revenue was $610 million for the three month period ended September 30, 2017, as compared with $624 million for the same period in 2016, a decrease of $14 million, or 2%. Acquisitions contributed $38 million of revenue, which was offset by a decrease in organic revenue of $51 million, or 8%. The decrease in organic revenue was primarily driven by lower levels of install-to-the-home and customer fulfillment revenue in 2017, as previously disclosed.
Oil and Gas Segment. Oil and Gas revenue was $1,161 million for three month period ended September 30, 2017, as compared with $736 million for the same period in 2016, an increase of $425 million, or 58%. The increase in Oil and Gas revenue was driven primarily by an increase in multiple large long-haul pipeline construction projects.
Electrical Transmission Segment. Electrical Transmission revenue was $82 million for the three month period ended September 30, 2017, as compared with $102 million for the same period in 2016, a decrease of $20 million, or 20%, driven primarily by project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $97 million for the three month period ended September 30, 2017, as compared with $124 million for the same period in 2016, a decrease of $27 million, or 22%. Acquisitions contributed $25 million of revenue, which was offset by a decrease in organic revenue of $51 million, or 42%. The decrease in organic revenue was driven primarily by lower levels of renewable power project activity and timing.
Other Segment. Other segment revenue totaled $11 million for the three month period ended September 30, 2017, as compared with $8 million for the same period in 2016, an increase of approximately $3 million, or 40%, driven primarily by increased levels of activity from our oil and gas operations in Mexico, offset by a decrease in revenue from a proportionately consolidated non-controlled Canadian joint venture.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $357 million, or 26%, to $1,726 million for the three month period ended September 30, 2017, as compared with $1,369 million for the same period in 2016. Higher revenue contributed $319 million of an increase in costs of revenue, excluding depreciation and amortization, whereas decreased productivity resulted in an increase of approximately $38 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 200 basis points, from 86.3% of revenue for the three month period ended September 30, 2016 to 88.3% of revenue for the same period in 2017. The basis point increase was driven by reduced project efficiencies and mix in our Oil and Gas segment, offset, in part, by improved project efficiencies and mix in our Communications, Electrical Transmission and Power Generation and Industrial segments. Additionally, costs of revenue, excluding depreciation and amortization, improved in our Other segment for the three month period ended September 30, 2017 as compared with the same period in 2016 due to a reduction in project losses on a proportionately consolidated non-controlled Canadian joint venture, which totaled $0.4 million for the three month period ended September 30, 2017 as compared with $5 million in the prior year period. This project, which is managed by a third party and for which we have minimal direct construction involvement, has experienced delays, which has extended the timeline and resulted in project losses.
Depreciation and amortization. Depreciation and amortization was $50 million, or 2.6% of revenue, for the three month period ended September 30, 2017 as compared with $43 million, or 2.7% of revenue, in 2016, an increase of $8 million, or 18%. Acquisitions contributed $4 million of incremental depreciation and amortization for the three month period ended September 30, 2017 as compared with the same period in 2016. As a percentage of revenue, depreciation and amortization decreased slightly due primarily to higher levels of revenue.

General and administrative expenses. General and administrative expenses were $66 million, or 3.4% of revenue, for the three month period ended September 30, 2017, as compared with $67 million, or 4.2% of revenue, for the same period in 2016, a decrease of $1 million, or 1%. Acquisitions contributed $6 million of incremental general and administrative expenses for the three month period ended September 30, 2017, whereas general and administrative expenses in the prior year period included certain restructuring charges of approximately $5 million related to our efforts to streamline our western Canadian oil and gas and our electrical transmission operations, which efforts were substantially completed in 2016. Excluding the effects of the above mentioned items, administrative expenses decreased by $2 million as compared with the same period in the prior year due primarily to the timing of legal matters and other settlements. Overall, general and administrative expenses as a percentage of revenue decreased by 80 basis points for the three month period ended September 30, 2017 as compared with the same period in the prior year, due primarily to improvements in overhead cost utilization from higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $18 million, or 0.9% of revenue, for the three month period ended September 30, 2017 as compared with $13 million, or 0.8% of revenue, in 2016. The increase in interest expense was primarily due to higher levels of financing costs, including discount charges on financing arrangements, as well as an increase in interest expense on our Credit Facility in the third quarter of 2017 as compared with 2016.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month period ended September 30, 2017, equity in earnings from unconsolidated affiliates was $7 million and related primarily to our investments in the Waha JVs, which commenced operations in 2017.
Other income, net. Other income, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals, and certain restructuring charges related to losses on disposal of excess fixed assets. For the three month period ended September 30, 2017, other income, net, was $5 million, as compared with $1 million for the same period in the prior year. Other income, net, for the three month period ended September 30, 2017 included approximately $3 million of income from changes to estimated earn-out accruals. Gains on sales of equipment, net, totaled $2 million and $1 million for the three month periods ended September 30, 2017 and 2016, respectively.
Provision for income taxes. Income tax expense was $43 million for the three month period ended September 30, 2017 as compared with $39 million for the same period in the prior year. In the third quarter of 2017, we had pre-tax income of $108 million as compared with $95 million for the same period in the prior year. Our effective tax rate for the three month period ended September 30, 2017 decreased versus the same period in 2016, primarily due to tax credits that were recognized during the third quarter of 2017, offset by the effect of losses in foreign jurisdictions.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $65 million, or 10.7% of revenue, for the three month period ended September 30, 2017, as compared with $63 million, or 10.1% of revenue, for the same period in 2016, an increase of approximately $3 million, or 4%. The increase was primarily due to production efficiencies.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $108 million, or 9.3% of revenue, for the three month period ended September 30, 2017, as compared with $118 million, or 16.0% of revenue, for the same period in 2016, a decrease in EBITDA of $10 million, or approximately 8%. Higher revenue contributed an increase in EBITDA of $68 million, which was offset by a decrease in EBITDA from lower EBITDA margins due to reduced project efficiencies and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $5 million, or 5.5% of revenue, for the three month period ended September 30, 2017, as compared with EBITDA of negative $8 million, or negative 8.1% of revenue, for the same period in 2016, for an improvement in EBITDA of $13 million. The improvement in Electrical Transmission EBITDA was due primarily to a combination of project efficiencies and mix, the non-recurrence of approximately $4 million of restructuring charges for the three month period ended September 30, 2016, and improved cost and overhead utilization.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $9 million, or 9.6% of revenue, for the three month period ended September 30, 2017, as compared with EBITDA of $6 million, or 4.9% of revenue, for the same period in 2016, an improvement in EBITDA of $3 million, or 52%. As a percentage of revenue, segment EBITDA improved by approximately 470 basis points as compared with the same period in the prior year due to improved project efficiencies and mix, offset, in part, by reduced cost and overhead utilization due to lower revenue.
Other Segment. EBITDA from Other businesses was $10 million for the three month period ended September 30, 2017, as compared with EBITDA of negative $3 million for the same period in 2016, an improvement of $13 million. Other segment EBITDA for the three month period ended September 30, 2017 included $7 million of equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs, which commenced operations in the first half of 2017, and, for the three month periods ended September 30, 2017 and 2016, included losses of $0.4 million and $5 million, respectively, on a proportionately consolidated non-controlled Canadian joint venture. The remaining improvement in Other segment EBITDA was driven by an increase in EBITDA from our oil and gas operations in Mexico.
Corporate. Corporate EBITDA was negative $22 million for the three month period ended September 30, 2017, as compared with EBITDA of negative $24 million for the same period in 2016, for an increase in EBITDA of $2 million. Corporate EBITDA for the three month period ended September 30, 2017 included approximately $3 million of income from changes to estimated earn-out accruals. For the three month period ended September 30, 2017, other corporate expenses increased as compared with the prior year period primarily as a result of costs related to the timing of legal matters and other settlements.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenue. For the nine month period ended September 30, 2017, consolidated revenue increased to $5,004 million from $3,793 million, an increase of $1,211 million, or 32%, as compared with the same period in 2016. Oil and Gas revenue increased by $1,303 million, or 90%, Communications revenue increased by $34 million, or 2%, whereas Power Generation and Industrial revenue decreased by $121 million, or 37%, Electrical Transmission revenue decreased by $6 million, or 2%, and Other segment revenue decreased by $1 million, or 4%. Organic revenue increased by approximately $1,115 million, or 29%, and acquisitions contributed $96 million in revenue.
Communications Segment. Communications revenue was $1,762 million for the nine month period ended September 30, 2017, as compared with $1,728 million for the same period in 2016, an increase of $34 million, or 2%. Acquisitions contributed $71 million of revenue, which was offset by a decrease in organic revenue of $37 million. The decrease in organic revenue was primarily driven by lower levels of install-to-the-home and customer fulfillment revenue in 2017, as previously disclosed.
Oil and Gas Segment. Oil and Gas revenue was $2,757 million for nine month period ended September 30, 2017, as compared with $1,454 million for the same period in 2016, an increase of $1,303 million, or 90%. The increase in Oil and Gas revenue was driven primarily by an increase in multiple large long-haul pipeline construction projects.
Electrical Transmission Segment. Electrical Transmission revenue was $277 million for the nine month period ended September 30, 2017, as compared with $284 million for the same period in 2016, a decrease of $6 million, or 2%, due primarily to project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $204 million for the nine month period ended September 30, 2017, as compared with $325 million for the same period in 2016, a decrease of $121 million, or 37%. Acquisitions contributed $25 million of revenue, which was offset by a decrease in organic revenue of $145 million. The decrease in organic revenue was driven primarily by lower levels of renewable power project activity and timing.
Other Segment. Other segment revenue totaled $14 million for the nine month period ended September 30, 2017, as compared with $15 million for the same period in 2016, a decrease of approximately $1 million, or 4%, driven by a reduction in revenue from a proportionately consolidated non-controlled Canadian joint venture, offset, in part, by increased levels of activity from our oil and gas operations in Mexico.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization increased by approximately $1,002 million, or 30%, to $4,324 million for the nine month period ended September 30, 2017, as compared with $3,322 million for the same period in 2016. Higher revenue contributed $1,061 million of an increase in costs of revenue, excluding depreciation and amortization, whereas improved productivity resulted in a decrease of approximately $59 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 120 basis points, from 87.6% of revenue for the nine month period ended September 30, 2016 to 86.4% of revenue for the same period in 2017. This basis point improvement was driven primarily by our Electrical Transmission and Power Generation and Industrial segments, which benefited from improved project efficiencies, close-outs and mix, as well as the non-recurrence of certain first quarter 2016 project losses. These improvements were offset, in part, by reduced project efficiencies and mix in our Oil and Gas and Communications segments. Additionally, project losses on a proportionately consolidated non-controlled Canadian joint venture in our Other segment totaled $7 million for the nine month period ended September 30, 2017 as compared with $5 million for the same period in the prior year.
Depreciation and amortization. Depreciation and amortization was $138 million, or 2.8% of revenue, for the nine month period ended September 30, 2017 as compared with $122 million, or 3.2% of revenue, in 2016, an increase of $16 million, or 13%. Acquisitions contributed $6 million of incremental depreciation and amortization for the nine month period ended September 30, 2017 as compared with the same period in 2016. As a percentage of revenue, depreciation and amortization decreased by approximately 50 basis points, due primarily to higher levels of revenue.
General and administrative expenses. General and administrative expenses were $202 million, or 4.0% of revenue, for the nine month period ended September 30, 2017, as compared with $195 million, or 5.1% of revenue, for the same period in 2016, an increase of $7 million, or 4%. Acquisitions contributed $10 million of incremental general and administrative expenses for the nine month period ended September 30, 2017, whereas general and administrative expenses for the same period in the prior year included certain restructuring charges of approximately $11 million related to our efforts to streamline our western Canadian oil and gas and our electrical transmission operations, which efforts were substantially completed in 2016. Excluding the effects of the above mentioned items, various administrative expenses increased by approximately $8 million for the nine month period ended September 30, 2017, driven primarily by costs related to the timing of legal matters and other settlements as well as costs associated with growth initiatives. Overall, for the nine month period ended September 30, 2017, general and administrative expenses as a percentage of revenue improved 110 basis points as compared with the same period in the prior year, due primarily to improvements in overhead cost utilization from higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $45 million, or 0.9% of revenue, for the nine month period ended September 30, 2017 as compared with $38 million, or 1.0% of revenue, in 2016. The increase was primarily due to higher levels of financing costs, including discount charges on financing arrangements, as well as an increase in interest expense on our Credit Facility for the nine month period ended September 30, 2017 as compared with the same period in 2016.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the nine month period ended September 30, 2017, equity in earnings from unconsolidated affiliates was $15 million, and related primarily to our investments in the Waha JVs, which commenced operations in 2017. Equity in earnings from unconsolidated affiliates for the nine month period ended September 30, 2016 was approximately $4 million and related to expected recoveries from our interests in certain pre-acquisition equity method investments of Pacer, of which the remaining investment as of September 30, 2017 is in the final stages of liquidation and is being managed by a receiver.

Other income, net. Other income, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals, and certain restructuring charges related to losses on disposal of excess fixed assets. For the nine month period ended September 30, 2017, other income, net, was $4 million. Other income, net, for the nine month period ended September 30, 2017 included $12 million of expenses related to changes in expected recovery amounts for an investment that is in the final stages of liquidation, as well as reduced recovery expectations on a long-term note receivable due to recent bankruptcy proceedings for a former customer, offset by $12 million of income from changes to estimated earn-out accruals. Other income, net, for the nine month period ended September 30, 2016 totaled $13 million, and included approximately $10 million related to a settlement in connection with a previously acquired business, $3 million of restructuring charges related to estimated losses on the planned disposal of fixed assets held-for-sale and $3 million of income from changes to estimated earn-out accruals. Gains on sales of equipment, net, totaled approximately $4 million and $3 million for the nine month periods ended September 30, 2017 and 2016, respectively.
Provision for income taxes. Income tax expense was $126 million for the nine month period ended September 30, 2017 as compared with $54 million for the same period in the prior year. For the nine month period ended September 30, 2017, we had pre-tax income of $314 million as compared with $132 million for the same period in the prior year. Our effective tax rate for the nine month period ended September 30, 2017 decreased versus the same period in 2016, primarily due to tax credits that were recognized during the third quarter of 2017, offset by the effect of losses in foreign jurisdictions.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $173 million, or 9.8% of revenue, for the nine month period ended September 30, 2017, as compared with $191 million, or 11.0% of revenue, for the same period in 2016, a decrease of approximately $18 million, or 9%. This decrease was primarily due to: (i) the non-recurrence of a first quarter 2016 gain from a settlement in connection with a previously acquired business; (ii) production inefficiencies; (iii) certain other expense reduction efforts, as well as timing of legal matters and other settlements; (iv) offset, in part, by a benefit from higher revenue.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $356 million, or 12.9% of revenue, for the nine month period ended September 30, 2017, as compared with $188 million, or 12.9% of revenue, for the same period in 2016, an increase of $168 million, or approximately 90%, driven primarily by higher revenue. As a percentage of revenue, segment EBITDA was flat for the nine month periods ended September 30, 2017 as compared with the same period in 2016. The effect of reduced project efficiencies and mix for the nine month period ended September 30, 2017 was partially offset by the non-recurrence of a first quarter 2016 project loss of approximately $13 million on a western Canadian oil and gas project and the non-recurrence of approximately $7 million of 2016 restructuring charges related to efforts to streamline our western Canadian oil and gas operations.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $11 million, or 4.0% of revenue, for the nine month period ended September 30, 2017, as compared with EBITDA of negative $42 million, or negative 14.8% of revenue, for the same period in 2016, an increase in EBITDA of $53 million. The improvement in Electrical Transmission EBITDA was due to a combination of project efficiencies and mix, improved cost and overhead utilization due to higher levels of revenue, the non-recurrence of a first quarter 2016 project loss of approximately $15 million on a large transmission project, and the non-recurrence of approximately $7 million of 2016 restructuring charges related to efforts to streamline our operations.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $15 million, or 7.3% of revenue, for the nine month period ended September 30, 2017, as compared with EBITDA of $14 million, or 4.3% of revenue, for the same period in 2016, an increase in EBITDA of $1 million, or 7% As a percentage of revenue, segment EBITDA improved by approximately 300 basis points for the nine month period ended September 30, 2017 as compared with the same period in the prior year due to improved project efficiencies and mix, offset, in part, by reduced cost and overhead utilization due to lower revenue.
Other Segment. EBITDA from Other businesses was approximately $12 million for the nine month period ended September 30, 2017, as compared with EBITDA of negative $3 million for the same period in 2016, an increase in EBITDA of $14 million. Other segment EBITDA for the nine month period ended September 30, 2017 included $15 million of equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs, which commenced operations in the first half of 2017. For the nine month periods ended September 30, 2017 and 2016, Other segment EBITDA included losses of $7 million and $5 million, respectively, on a proportionately consolidated non-controlled Canadian joint venture. The remaining improvement in Other segment EBITDA was driven by an increase in EBITDA from our oil and gas operations in Mexico.
Corporate. Corporate EBITDA was negative $69 million for the nine month period ended September 30, 2017, as compared with EBITDA of negative $55 million for the same period in 2016, for a decrease in EBITDA of $14 million. Corporate EBITDA for the nine month period ended September 30, 2017 included approximately $12 million of expenses related to changes in expected recovery amounts for an investment that is in the final stages of liquidation, as well as reduced recovery expectations on a long-term note receivable due to recent bankruptcy proceedings for a former customer, offset by approximately $12 million of income from changes to estimated earn-out accruals. For the nine month period ended September 30, 2017, other corporate expenses increased as compared with the same period in the prior year, due primarily to costs related to the timing of legal matters and other settlements, as well as costs associated with growth initiatives, including incentive and compensation expense.
Foreign Operations
Our foreign operations are primarily in Canada. See Note 13 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference.

Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we have presented “Adjusted EBITDA,” as well as adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). The “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense, certain restructuring charges, project results, which for the periods presented, were losses, from a proportionately consolidated non-controlled Canadian joint venture that was underway when we acquired Pacer in 2014, and whose sole activity involves the construction of a bridge, a business in which we do not otherwise engage, is managed by a third party, and for which we have minimal direct construction involvement and automatically terminates upon completion of the project, and charges or recoveries from multi-employer pension plan withdrawals, and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, the tax effects of the adjusted items, including non-cash stock based compensation. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
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

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2017		2016		2017		2016
Net income	$64.2	3.3%	$56.5	3.6%	$188.2	3.8%	$78.1	2.1%
Interest expense, net	17.6	0.9%	13.1	0.8%	45.0	0.9%	37.9	1.0%
Provision for income taxes	43.4	2.2%	38.8	2.4%	126.2	2.5%	54.3	1.4%
Depreciation and amortization	50.1	2.6%	42.6	2.7%	138.4	2.8%	122.2	3.2%
EBITDA	$175.3	9.0%	$151.0	9.5%	$497.7	9.9%	$292.6	7.7%
Non-cash stock-based compensation expense	3.4	0.2%	3.9	0.2%	10.5	0.2%	11.3	0.3%
Restructuring charges	—	—%	4.7	0.3%	0.6	0.0%	13.8	0.4%
Project results from non-controlled joint venture	0.4	0.0%	5.1	0.3%	7.4	0.1%	5.1	0.1%
Charges (recoveries) from multi-employer pension plan withdrawals	0.6	0.0%	—	—%	0.6	0.0%	—	—%
Adjusted EBITDA	$179.6	9.2%	$164.8	10.4%	$516.7	10.3%	$322.8	8.5%

A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2017		2016		2017		2016
EBITDA	$175.3	9.0%	$151.0	9.5%	$497.7	9.9%	$292.6	7.7%
Non-cash stock-based compensation expense	3.4	0.2%	3.9	0.2%	10.5	0.2%	11.3	0.3%
Restructuring charges	—	—%	4.7	0.3%	0.6	0.0%	13.8	0.4%
Project results from non-controlled joint venture	0.4	0.0%	5.1	0.3%	7.4	0.1%	5.1	0.1%
Charges (recoveries) from multi-employer pension plan withdrawals	0.6	0.0%	—	—%	0.6	0.0%	—	—%
Adjusted EBITDA	$179.6	9.2%	$164.8	10.4%	$516.7	10.3%	$322.8	8.5%
Reportable Segment:
Communications	$65.5	10.7%	$63.0	10.1%	$173.6	9.9%	$191.4	11.1%
Oil and Gas	108.1	9.3%	118.0	16.0%	356.1	12.9%	194.1	13.3%
Electrical Transmission	4.5	5.5%	(3.8)	(3.7)%	11.8	4.3%	(34.7)	(12.2)%
Power Generation and Industrial	9.3	9.6%	6.1	4.9%	14.8	7.3%	13.9	4.3%
Other	10.5	98.9%	2.1	27.2%	19.0	133.3%	2.6	17.2%
Corporate	(18.3)	NA	(20.6)	NA	(58.6)	NA	(44.4)	NA
Adjusted EBITDA	$179.6	9.2%	$164.8	10.4%	$516.7	10.3%	$322.8	8.5%

Adjusted Net Income and Adjusted Diluted Earnings Per Share
The tables below, which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended September 30
	2017		2016
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$64.2	$0.77	$56.5	$0.69
Adjustments:
Non-cash stock-based compensation expense	3.4	0.04	3.9	0.05
Restructuring charges	—	—	4.7	0.06
Project results from non-controlled joint venture	0.4	0.00	5.1	0.06
Charges (recoveries) from multi-employer pension plan withdrawals	0.6	0.01	—	—
Total adjustments, pre-tax	$4.4	$0.05	$13.7	$0.17
Income tax effect of adjustments (a)	(0.6)	(0.01)	(4.0)	(0.05)
Adjusted non-U.S. GAAP measure	$68.0	$0.82	$66.3	$0.81

	For the Nine Months Ended September 30
	2017		2016
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$188.2	$2.27	$78.1	$0.96
Adjustments:
Non-cash stock-based compensation expense	10.5	0.13	11.3	0.14
Restructuring charges	0.6	0.01	13.8	0.17
Project results from non-controlled joint venture	7.4	0.09	5.1	0.06
Charges (recoveries) from multi-employer pension plan withdrawals	0.6	0.01	—	—
Total adjustments, pre-tax	$19.1	$0.23	$30.3	$0.37
Income tax effect of adjustments (a)	(4.1)	(0.05)	(10.6)	(0.13)
Adjusted non-U.S. GAAP measure	$203.1	$2.45	$97.7	$1.20

(a)
Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of share-based compensation expense. Tax effects are determined based on the tax treatment of the related items, the incremental statutory tax rate of the jurisdictions pertaining to each adjustment, and taking into consideration their effect on pre-tax income. For both the three and nine month periods ended September 30, 2017, our consolidated effective tax rate, as reported, was 40%, and as adjusted, was 39%. For the three and nine month periods ended September 30, 2016, our consolidated effective tax rate, as reported, was 41% for both, and as adjusted, was 39% and 40%, respectively.

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
Capital Expenditures. For the nine month period ended September 30, 2017, we spent $83 million on capital expenditures, or $70 million, net of asset disposals, and incurred approximately $131 million of equipment purchases under capital lease and other financing arrangements. We estimate that we will spend approximately $105 million on capital expenditures, or approximately $90 million, net of asset disposals in 2017, and expect to incur approximately $155 million of equipment purchases under capital lease or other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Acquisition-Related Contingent Consideration. We typically utilize cash for our strategic acquisitions of other businesses, and for the nine month period ended September 30, 2017, we used $116 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future earn-out payments to the sellers, which are contingent upon the future earnings performance of the acquired businesses. Certain earn-out payments may be paid in either cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. Potential future earn-out obligations are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. The estimated total value of earn-out obligations recorded as liabilities as of September 30,

2017 was approximately $105 million. Of this amount, $15 million represents the liability for earn-out obligations that have been earned. The remainder, approximately $90 million, is management’s estimate of potential earn-out obligations that are contingent upon future performance. There were no payments related to earn-out obligations for the three month period ended September 30, 2017, and for the nine month period ended September 30, 2017, we made payments of $19 million. For the three and nine month periods ended September 30, 2016, we made payments of $5 million and $20 million, respectively, related to earn-out obligations.
Income Taxes. Tax payments, net of tax refunds, were approximately $78 million and $15 million, respectively, for the nine month periods ended September 30, 2017 and 2016. Tax payments, which are made quarterly, vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of September 30, 2017, we expect that substantially all of our CIEB will be billed to customers in the normal course of business within the next 12 months. Accounts receivable balances, which consist of contract billings as well as CIEB and retainage, increased to $1.5 billion as of September 30, 2017 from $1.2 billion as of December 31, 2016 due to higher levels of quarterly revenue, as well as the ramp-up of various projects, primarily in our oil and gas business.
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
Sources and Uses of Cash
As of September 30, 2017, we had $746 million in working capital, defined as current assets less current liabilities, as compared with $562 million as of December 31, 2016, an increase of approximately $183 million. Total cash and cash equivalents of $44 million as of September 30, 2017 increased by $5 million from total cash and cash equivalents of $39 million as of December 31, 2016.
Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30
	2017	2016
Net cash provided by operating activities	$178.6	$127.1
Net cash used in investing activities	$(249.4)	$(94.1)
Net cash provided by (used in) financing activities	$75.6	$(27.6)

Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, CIEB, accounts payable and accrued expenses and BIEC, all of which tend to be related. These working capital items are affected by changes in revenue resulting from both the timing and the volume of work performed, by variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the nine month period ended September 30, 2017 was $179 million, as compared with approximately $127 million of net cash provided by operating activities for the same period in 2016. The increase in cash flow from operating activities was driven by an increase in net income of $110 million due to growth in revenue and an increase in the effect of non-cash adjustments of $107 million, partially offset by a decrease in the effect of net changes in assets and liabilities of $165 million.

Our days sales outstanding (“DSO”), net of BIEC, was 67 as of September 30, 2017, as compared with 68 as of December 31, 2016 and 61 as of September 30, 2016. DSO, net of BIEC, is calculated as accounts receivable, net, less BIEC, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to the timing of collections and settlements, changes in project and customer mix and the effect of working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities increased by $155 million to $249 million for the nine month period ended September 30, 2017 from $94 million for the nine month period ended September 30, 2016. For the nine month period ended September 30, 2017, payments for acquisitions, net of cash acquired, totaled $116 million due to our 2017 acquisitions, an increase of $112 million as compared with the same period in 2016. Payments for other investments, net, which relates primarily to activity associated with cost and equity investees, was $64 million for the nine month period ended September 30, 2017, as compared with $8 million for the same period in 2016, representing an increase in cash used in investing activities of approximately $56 million. Payments for other investments for the nine month period ended September 30, 2017 related to our equity investment in the Waha JVs, for which we have $19 million in letters of credit issued as collateral as of September 30, 2017, as described in Note 4 - Fair Value of Financial Instruments in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference. Proceeds from other investments for the nine month period ended September 30, 2017 related to recoveries from an equity method investment that is in the final stages of liquidation and is being managed by a receiver. Additionally, for the nine month period ended September 30, 2017, we spent $83 million on capital expenditures, or $70 million, net of asset disposals, as compared with capital expenditures, net of asset disposals, of $82 million for the same period in the prior year, for a decrease in cash used in investing activities of $12 million.
Financing Activities. Net cash provided by financing activities for the nine month period ended September 30, 2017 was $76 million, as compared with $28 million of net cash used in financing activities for the nine month period ended September 30, 2016, for an increase in cash provided by financing activities of $103 million. Credit facility related activity, net, for the nine month period ended September 30, 2017, totaled $162 million of borrowings, net of repayments, as compared to $37 million for the nine month period ended September 30, 2016, for an increase in cash provided by credit facility-related activities, net, of $125 million, which increase was partially offset by payments of $6 million for Credit Facility-related financing costs. Payments of acquisition-related contingent consideration for the nine month periods ended September 30, 2017 and 2016 were generally flat, totaling $19 million in 2017 as compared with $20 million in 2016.
Senior Secured Credit Facility
We have a senior secured credit facility that we refer to as our “Credit Facility,” which was amended and restated in February 2017. As of September 30, 2017, the Credit Facility has aggregate borrowing commitments of approximately $1.5 billion, composed of $1.1 billion of revolving commitments and an outstanding term loan in the aggregate principal amount of $400 million. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including investments in equity or other investees, potential acquisitions or other strategic arrangements, and the repurchase or prepayment of indebtedness.
We are dependent upon borrowings and letters of credit under the Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of September 30, 2017.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2017, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our Term Loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of September 30, 2017, we had $301 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 2.96% and a term loan with a balance of $400 million with an interest rate of 2.86%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $5 million for the nine month period ended September 30, 2017.
As of September 30, 2017, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and an aggregate $187 million of capital lease obligations and notes payable, which accrued interest at a weighted average interest rate of approximately 3.4% as of September 30, 2017. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 3% of our total revenue for the nine month period ended September 30, 2017. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three or nine month periods ended September 30, 2017. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three and nine month periods ended September 30, 2017, foreign currency translation effects totaled approximately $0.6 million and $2.4 million of gains, respectively, and related primarily to our Canadian operations.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of September 30, 2017. We may enter into foreign currency derivative contracts in the future to manage such exposure.

Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1 through July 31	—	$—	—	$100,000,000
August 1 through August 31	462	$40.00	—	$100,000,000
September 1 through September 30	—	$—	—	$100,000,000
Total	462		—

(a)	Reflects share repurchases associated with certain employee elections under compensation and benefit programs.

(b)
No shares were purchased for the three months ended September 30, 2017 under the Company’s $100 million 2016 share repurchase program, which was publicly announced on February 26, 2016 and does not have an expiration date.

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

MASTEC, INC.
Date:	November 2, 2017
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
4.1*	Eighteenth Supplemental Indenture, dated as of November 1, 2017, by and among MasTec Inc., MasTec, Inc.’s subsidiary parties thereto, as guarantors, and U.S. Bank National Association, as trustee.
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Filed herewith.

**	Furnished herewith.