Form 10-K
period 2017-12-31
MASTEC INC
filed 2018-02-27
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.0 billion (based on a closing price of $45.15 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2017).
There were 82,824,893 shares of common stock outstanding as of February 21, 2018.
The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2018 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

•	the timing and extent of fluctuations in operational, geographic and weather factors affecting our customers, projects and the industries in which we operate;

•	the highly competitive nature of our industry;

•
the ability of our customers, including our largest customers, to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice under our contracts, and/or customer disputes related to our performance of services;

•	our dependence on a limited number of customers and our ability to replace non-recurring projects with new projects;

•
risks related to completed or potential acquisitions, including our ability to identify suitable acquisition or strategic investment opportunities, to integrate acquired businesses within expected timeframes and to achieve the revenue, cost savings and earnings levels from such acquisitions at or above the levels projected, including the risk of potential asset impairment charges and write-downs of goodwill;

•
disputes with, or failures of, our subcontractors to deliver agreed-upon supplies or services in a timely fashion, and the risk of being required to pay our subcontractors even if our customers do not pay us;

•	risks related to our strategic arrangements, including our equity investees;

•	any material changes in estimates for legal costs or case settlements or adverse determinations on any claim, lawsuit or proceeding;

•	the effect of state and federal regulatory initiatives, including costs of compliance with existing and future safety and environmental requirements;

•	risks associated with potential environmental issues and other hazards from our operations;

•
the effect of federal, local, state, foreign or tax legislation and other regulations affecting the industries we serve and related projects and expenditures, including the effect of corporate income tax reform;

•	the adequacy of our insurance, legal and other reserves and allowances for doubtful accounts;

•	the outcome of our plans for future operations, growth and services, including business development efforts, backlog, acquisitions and dispositions;

•	our ability to maintain a workforce based upon current and anticipated workloads;

•	our ability to attract and retain qualified personnel, key management and skilled employees, including from acquired businesses, and our ability to enforce any noncompetition agreements;

•	any exposure resulting from system or information technology interruptions or data security breaches;

•	fluctuations in fuel, maintenance, materials, labor and other costs;

•
risks related to our operations that employ a unionized workforce, including labor availability, productivity and relations, as well as risks associated with multiemployer union pension plans, including underfunding and withdrawal liabilities;

•
risks associated with operating in or expanding into additional international markets, including risks from fluctuations in foreign currencies, foreign labor, general business conditions and risks from failure to comply with laws applicable to our foreign activities and/or governmental policy uncertainty;

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
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber, install-to-the-home and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; conventional and renewable power generation; heavy civil and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for almost 90 years. We offer our services primarily under the MasTec service mark and, as of December 31, 2017, we had approximately 17,300 employees and 400 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
We seek to grow and diversify our business organically and through acquisitions and/or other strategic arrangements in order to deepen our market presence, broaden our geographic reach and expand our service offerings. For discussion of our recent acquisitions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business,” which is incorporated by reference.
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
In this Form 10-K, “$” means U.S. dollars unless otherwise indicated. Customer revenue by segment for the years indicated was as follows (in millions):

	For the Years Ended December 31,
Reportable Segment:	2017		2016		2015
Communications	$2,424.4	37%	$2,323.6	45%	$1,973.2	47%
Oil and Gas	3,497.2	53%	2,024.4	39%	1,495.1	36%
Electrical Transmission	378.2	6%	383.8	7%	341.5	8%
Power Generation and Industrial	299.9	5%	405.7	8%	381.6	9%
Other	20.8	—%	15.9	—	24.1	—%
Eliminations	(13.5)	—%	(18.7)	—	(7.2)	—%
Consolidated revenue	$6,607.0	100%	$5,134.7	100%	$4,208.3	100%

See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for segment related information and significant customer concentrations.
Industry Trends
Our industry is composed of national, regional and local companies that provide services to customers in a range of industries. We believe the following industry trends affect demand for our services:
Industry Opportunities in our Communications Segment
Significant advances in technology and rapid innovation in service offerings to data consumers have substantially increased demand for faster and more reliable wireless and wireline/fiber communications network services. In its 2017 Visual Networking Index: Forecast and Methodology, 2016-2021 report (the “2017 VNI report”), Cisco Systems, Inc. (“Cisco”) predicts that global network traffic will increase nearly threefold over the next five years, with an expected compound annual growth rate of approximately 25%, and that broadband connection speeds will nearly double by 2021, from 27.5 Mbps to 53 Mbps. With the adoption of mobile devices and advancements in the “internet of things,” the amount of data affecting network traffic is at an all-time high and is expected to continue to substantially increase in the future. Increased mobile consumer and business usage of data, video and voice transmission, including from video and music download services, high definition television, mobile television streaming, home security, home automation and other advanced data services, including machine-to-machine connections such as video surveillance, smart meters and digital health monitors, have increased data traffic resulting in new and upgraded network requirements. One industry publication predicts that the demand for data capacity in ten years could be almost 1,000 times what it is today, and Cisco, in its 2017 VNI report, predicts that the number of devices connected to the network will exceed three times the global population by 2021.
In response to this growing demand, multiple major carriers have continued expanding wireless network capacity and density with accelerated development and planned implementation of 5th generation (“5G”) wireless technologies. The increased speed and capacity that will result from deployment of 5G technology will require additional and improved tower capacity with higher data frequencies, as well as deployment of numerous higher bandwidth small cells to “densify” network performance. Small cell deployment and other initiatives, such as Verizon Communications Inc.’s recently announced launch of “One Fiber,” an infrastructure designed to improve wireless network performance, will also require carriers to expand and deploy fiber to support wireless network data capacity and speed. These factors are expected to create incremental opportunities for investment in communications infrastructure in addition to the continued expansion and deployment by telephone companies and cable operators of fiber-to-the-home with 1-Gigabit-per-second high-speed internet connectivity. In addition, in March 2017, AT&T was selected to build and run the First Responder Network Authority (“FirstNetTM”), a new wireless official public safety network for first responders throughout the United States that will be constructed over the next several years. AT&T has stated that it expects to spend approximately $40 billion over the next 25 years as it builds and manages the network, along with a potential $6.5 billion federal government sponsored investment by FirstNetTM over the next five years.
One industry publication predicts that the United States will require an estimated $130 to $150 billion of fiber infrastructure investment over the next five to seven years to support the increases in projected mobile data traffic and related broadband infrastructure needs. Another industry publication anticipates that from $60 to $250 billion will be invested in 5G technologies over the next decade.
In the install-to-the-home and customer fulfillment markets, we believe that growth opportunities will be driven from customers seeking to expand their service offerings in the areas of install-to-the-home, customer fulfillment, in-home security and automation and commercial energy management solutions.
We believe that we are well positioned as one of the largest providers of communications infrastructure services to significantly benefit from the significant and multiple infrastructure opportunities as previously described. Initial field testing and global standard development for 5G technology has recently been completed, with multiple major market deployments expected to begin in 2018, and we also believe that the buildout and deployment of the FirstNetTM network will also commence during 2018. These initiatives, along with the expected benefit to our customers of lower corporate income tax rates and the accelerated depreciation provisions of the 2017 Tax Act are expected to drive communications infrastructure investment for years to come.
Industry Opportunities in our Oil and Gas Segment
We believe that we are one of the leading pipeline contractors in North America, and have a balanced portfolio of service offerings, including the construction and maintenance of large diameter (“long-haul”) pipeline, midstream pipeline, gathering lines and related compressor and pumping stations and treatment plants, offering both union and non-union services. Demand for pipeline infrastructure and the related level of oil and natural gas pipeline construction activity in North America has grown significantly in recent years. Technological advances have significantly increased producible North American oil and natural gas reserves and changed the geographic sources of North American energy production. This has generated increased demand for pipeline infrastructure for the long-distance transportation of oil and gas production to refining centers, distribution hubs and industrial users throughout North America, most often through conversion from truck and rail transportation to lower cost and safer pipeline infrastructure. For example, in October 2017, the Federal Energy Regulatory Commission (“FERC”) reported over 2,700 miles of pending natural gas pipeline projects, each with a project length in excess of 100 miles. We anticipate that demand for pipeline infrastructure in North America will provide significant opportunities for years to come, and that our diverse capabilities and expertise will enable us to continue to be a leading service provider in this market.
According to the Department of Energy’s (“DOE”) January 2018 Short-Term Energy Outlook, the U.S. became a net exporter of natural gas in 2017, driven by increased levels of low-cost natural gas production, coupled with rising demand. In addition, natural gas continued to surpass coal in 2017 as the leading fuel type for electric power generation. In its 2018 Annual Energy Outlook, the DOE predicted that the U.S. will become a net exporter of energy, including exports of both oil and natural gas, by the early 2020s. According to a January 2017 Pipeline and Gas Journal report, there were approximately 32,000 miles of new and planned pipeline projects within North America. Technological advances that have increased available oil and gas reserves, combined with increasingly cost-effective production technologies, are expected to continue to drive demand for U.S. oil and gas production, creating expanded opportunities for new pipeline infrastructure throughout North America. In addition, opportunities may exist for upgrades to existing pipeline infrastructure from safety regulations. We believe that these trends, along with the expected benefit to our customers of lower corporate income tax rates and the accelerated depreciation provisions of the 2017 Tax Act, as well as recent trends toward more favorable permitting and regulatory approval processes, will support continued expanded levels of project activity, creating a multi-year cycle of demand for pipeline construction projects.
In addition to potential opportunities in the U.S., Mexico has implemented energy regulation reforms to authorize and attract foreign investment in the energy sector in order to expand and revitalize its energy industry, with public and private infrastructure investments already underway. These initiatives call for a significant shift from fuel oils to more environmentally sensitive and cleaner natural gas, including a program for the long-term importation of natural gas from the U.S. to provide for cleaner and more economical electrical power generation and energy usage. In 2017, MasTec completed construction on two pipelines to move U.S. sourced natural gas to the Mexico / U.S. border. We believe there will be additional pipeline infrastructure opportunities for the delivery of U.S. natural gas to Mexico, as well as opportunities within Mexico, in the coming years.
Industry Opportunities in our Electrical Transmission Segment

The U.S. electrical transmission and distribution infrastructure requires significant ongoing maintenance, upgrade and expansion to manage power line congestion and avoid delivery failures, as well as to modernize and visually improve the existing electrical system as well as strengthen aging infrastructure to withstand natural disasters and potential cyber attacks. In addition, we believe that regional shifts in population and industry and increasing trends towards the use of electric vehicles, could create incremental demand for transmission and distribution construction and upgrades. Electrical grid expansions in Canada and Mexico may also create opportunities for electrical transmission and distribution infrastructure services. Additionally, the increasing demand for, and expected growth in deployment of, renewable energy electrical power generation has implications for transmission spending.  Wind and solar power generation resources are typically located in remote areas far away from industrial users and major population centers.  As a result, significant spending for renewable energy transmission lines may be required to interconnect these new sources of power with the electrical grid. According to the DOE’s Annual Energy Outlook 2018, approximately 260 gigawatts of new electricity generating capacity are expected to be added through 2050, requiring significant investment in transmission and distribution by electric utility companies.
We believe significant capital investment in the transmission and distribution system will continue to be required to meet these needs, and that MasTec is well positioned in this sector.
Industry Opportunities in our Power Generation and Industrial Segment
The DOE’s World Energy Outlook 2017 predicts that renewable power generation will contribute 40% of all power generation by 2040. The falling costs of clean energy technologies, coupled with the desire to decrease U.S. dependence on foreign oil imports and the desire of more and more customers for increasingly “green” power sources, have created demand for more domestic, environmentally sensitive electrical power production, such as wind and solar collection farms as well as biomass facilities. Currently, almost 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards or goals. The DOE’s Annual Energy Outlook 2018 projected approximately 80 gigawatts of new wind and solar capacity from 2018 to 2021. These trends, as well as certain tax incentives currently applicable to the renewables industry, are expected to continue to drive demand for construction of renewable resources throughout North America in the coming years. We believe we are one of the leading renewables contractors in North America, with expertise in wind, solar and industrial plant construction, and expect to benefit from these market trends.
The renewable energy industry is somewhat reliant on federal and state tax incentives, which have limited terms.  Currently, there are certain federal tax incentives applicable to the renewable energy industry, including production and investment tax credits that have historically increased investments in these projects.  Other tax incentives applicable to the renewable energy industry include accelerated tax depreciation provisions, including bonus depreciation, for certain renewable energy generation assets, such as equipment using solar or wind energy, or energy from geothermal deposits or biomass. Notwithstanding the potential phase-out of these tax incentives, certain rate-based utilities, which comprise many of MasTec’s customers in this industry, have expressed an interest in continued “green” power generation. See Item 1A. “Risk Factors - The renewable energy industry is reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our services.”
Industrial plant construction opportunities exist in a wide variety of industries, including in the renewable energy industry. The low price of natural gas is expected to spur the construction of new gas-fired electrical generating plants, conversions of coal-fired power plants to cleaner natural gas and the construction of other plants which use natural gas as a fuel source. Industrial facilities and plants that support the biofuels, food processing, natural gas, petroleum and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.
Competitive Strengths
Our competitive strengths include:
Diverse Customer Relationships. We serve a diversified customer and industry base. Our customers include some of the largest communications, utility and power companies in North America. We have longstanding relationships and have developed strong alliances with many of our customers, and we strive to maintain these customer relationships and our status as a preferred vendor to our customers.
Reputation for Reliable Customer Service and Technical Expertise. We have established a reputation for quality customer service and technical expertise. Our reputation gives us an advantage when competing for new work, both from existing and potential customers. In addition, we have broad capabilities and expertise in a wide variety of service offerings, including wireless, wireline/fiber and install-to-the-home activities, pipeline, electrical utility, power generation and heavy industrial infrastructure.
North American Footprint. Including our predecessor companies, we have been in business for almost 90 years and are one of the largest companies in the infrastructure construction services industry, with approximately 400 locations and 17,300 employees, operating throughout North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico. We offer comprehensive end-to-end infrastructure services to our customers and believe that our experience, technical expertise, geographic reach, financial resources and size are important to our customers.
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
Environmental, Social and Governance Matters
We are committed to socially responsible investing and corporate practices. We are one of the largest renewables contractors in North America, having constructed a significant percentage of North America’s wind farms. Our renewables business also builds solar power plants and biofuel/biomass infrastructure. In addition, we have received awards from our customers for our efforts in sustainability practices. We are also committed to reducing our greenhouse gas emissions.
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
We have detailed governance procedures, including an Audit Committee Charter, a Compensation Committee Charter and Nominating and Corporate Governance Committee Charter, as well as a comprehensive Code of Business Conduct and Ethics, Director and Communication Principles and Board of Director Governance Principles, all of which can be reviewed on the “Investors” page of our website at MasTec.com.
Strategy
The key elements of our business strategy are as follows:
Focus on Growth Opportunities. We believe that our end-markets offer multiple growth opportunities, and we expect continued spending by key customers in many of the industries we serve. We expect development of oil and natural gas pipeline infrastructure, wireless and wireline/fiber infrastructure, expansion and upgrades of electrical transmission capacity and the distribution grid, development of power generation infrastructure, including renewable energy sources, and heavy industrial and civil construction projects, to be areas of investment and opportunity in the coming years. We intend to use our broad geographic presence, technical expertise, financial and operational resources, customer relationships and full range of services to capitalize on these trends and grow our business.
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
Maintain Conservative Capital Structure. We evaluate our capital structure on an ongoing basis and have expanded our financial resources in recent years. We believe that we have sufficient capital resources to fund our planned operations and had approximately $565 million of borrowing availability under our revolving credit facility as of December 31, 2017. We have aggregate borrowing commitments of $1.5 billion under our senior secured credit facility and $400 million of 4.875% senior notes due 2023. We may consider opportunities to borrow additional funds, or to refinance, repurchase or retire outstanding debt or repurchase shares in the future as part of our ongoing capital structure evaluation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Financial Condition, Liquidity and Capital Resources,” for details pertaining to our debt instruments.
Leverage Core Performance and Expertise through Strategic Acquisitions and Other Arrangements. We may pursue selected acquisitions, investments and strategic arrangements that allow us to expand our operations, service offerings, customer base or geographic reach. We have diversified our business and expanded our service offerings and geographic footprint in recent years, both organically and through acquisition. To maximize the potential of acquired businesses, our strategy includes timely and efficient integration of acquired businesses into our operations and internal control environment. We evaluate our business on a regular basis, and from time to time, we may divest certain businesses or assets, or curtail selected business activities or operations that do not produce adequate revenue or margin, or if they no longer fit within our long-term business strategy.
Services
Our core services are the engineering, building, installing, maintaining and upgrading of infrastructure, primarily for communications, oil and gas, utility and power generation customers. We provide similar services to each of these customers, including:
Build. We build infrastructure projects for customers across a range of industries. We specialize in building underground and overhead distribution systems, including trenches, conduits, cable and power lines, which provide wireless and wireline/fiber communications; natural gas, crude oil and refined product transport pipelines; electrical power generation, transmission and distribution systems; power generation infrastructure, including renewable energy; heavy industrial plants; compressor and pump stations and treatment plants; water and sewer infrastructure; and other civil construction infrastructure.
Install. We install electrical and other energy distribution and transmission systems, power generation facilities, buried and aerial fiber optic and other cables, satellite dishes, home security, home automation and energy management solutions in a variety of environments for our customers. In connection with our installation work, we deploy and manage network connections that involve our customers’ hardware, software and network equipment.

Maintain and Upgrade. We offer 24 hour/365 days-a-year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities, networks and infrastructure, including natural gas and petroleum pipeline, communications, electrical distribution and transmission, power generation and heavy civil infrastructure. We also provide emergency services for accidents or storm damage. Our upgrade work ranges from routine replacements and upgrades to major overhauls.
Customers
We have longstanding relationships with many customers, and often provide services under master service and other service agreements, which are generally multi-year agreements. Our master service agreements are typically exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is usually generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice. For the years ended December 31, 2017, 2016 and 2015, 36%, 43% and 48% of our revenue, respectively, was derived from projects performed under master service and other service agreements.
The remainder of our work is generated pursuant to contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. Customers are billed with varying frequency, generally monthly or upon attaining specific milestones. Such contracts may include retainage provisions, under which a portion of the contract amount (generally, from 5% to 10% of billings) can be withheld from us until the work has been completed and accepted by the customer.
We believe that our industry experience, technical expertise and reputation for customer service, as well as the relationships developed between our customers and our senior management and project management teams are important to our being retained by our customers. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for customer concentration information.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We expect to realize approximately 80% of our estimated year end 2017 backlog in 2018. The following table presents 18-month backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	December 31, 2017	September 30, 2017	December 31, 2016
Communications	$3,628	$3,505	$2,824
Oil and Gas	2,525	907	2,223
Electrical Transmission	354	268	257
Power Generation and Industrial	577	331	109
Other	3	3	6
Estimated 18-month backlog	$7,087	$5,014	$5,419
Approximately half of our backlog as of December 31, 2017 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work from master service agreements due to changes in our customers’ spending plans, as well as on construction projects due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
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
We have developed a marketing plan emphasizing the MasTec® registered service mark and trade names of certain acquired companies, as well as an integrated service offering to position ourselves as a provider of a full range of service solutions, providing services including installation as well as sophisticated engineering, design and integration. We believe our longstanding relationships with customers and our reputation for reliability and efficiency facilitate our recurring business. Our marketing efforts are principally carried out by the management of our business units and project groups in coordination with our corporate business development organization. Our management team has many years of industry experience, both at the service provider level, and in some cases, with the customers we serve. Our business unit and project group managers market directly to existing and potential customers for new contracts and also seek our inclusion on lists of vendors invited to submit proposals for service agreements and individual projects. We also market our services in conjunction with certain business partners, strategic investments and arrangements. Our executive management supplements these efforts at the national and international level.
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
Our business involves the use of heavy equipment and exposure to potentially dangerous workplace conditions. While we are committed to operating safely and prudently, we are subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. Our insurance policies are subject to high deductibles and we are self-insured up to the amount of the deductible. We maintain insurance policies for workers’ compensation, general liability and automobile liability that are subject to per claim deductibles. We also maintain excess umbrella coverage and an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to provide surety bonds in certain states. See Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference.
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
We utilize independent contractors to assist on projects and to help us manage our work flow. Our independent contractors typically provide their own vehicles, tools and insurance coverage. We are not dependent on any one independent contractor. We need working capital to support seasonal variations in our business, including the spending patterns of our customers and the effects of weather conditions on external construction and maintenance work, both of which can influence the timing of spending to support related customer demand. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Working Capital,” which is incorporated by reference.
Competition
Our industry is highly competitive and highly fragmented. We compete with a number of companies in the markets in which we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us include Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Jacobs Engineering Group Inc., Primoris Services Corporation, Pike Electric, Inc., Bechtel Corporation, D.H. Blattner & Sons, Inc., M.A. Mortenson Company, Black & Veatch and Nexius.
Certain barriers to entry exist in the markets in which we operate, including adequate financial resources, technical expertise, high safety ratings and a proven track record of operational success. Some of our customers employ their own personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, geographic presence, industry reputation, safety record and reputation for customer service. While we believe our customers consider a number of factors when selecting a service provider, they award most of their work through a bid process, and price is often a principal factor in determining which service provider is selected.
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
We are also subject to numerous environmental laws, regulations and programs, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, laws governing emissions and discharges into the environment, including discharges into air, surface water, groundwater and soil, and programs related to the protection of endangered species. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations. See Item 1A. “Risk Factors - Our failure to comply with environmental laws could result in significant liabilities.”
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
Employees
As of December 31, 2017, we had approximately 17,300 employees, approximately 2,000 of whom were represented by unions or were subject to collective bargaining agreements. See Note 10 - Other Retirement Plans in the notes to the audited consolidated financial statements, which is incorporated by reference.
We hire employees from a number of sources, including our industry, trade schools, colleges and universities. Our primary sources for employees include promotion from within, team member referrals, direct recruiting and various forms of advertising, including social media. We attract and retain employees by offering competitive salaries, technical training opportunities, bonus opportunities, stock ownership, employee incentive programs and a comprehensive benefits package. We believe that our focus on training and career development helps us to attract and retain employees. Our employees participate in ongoing educational programs, many of which are internally developed, to enhance their technical and management skills through classroom and field training. We provide opportunities for promotion and mobility within our organization, which we also believe helps us to retain our employees. We believe we have good employee relations.
Available Information
A copy of this Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the internet at our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the SEC. Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees and includes additional criteria that are applicable to our Chief Executive Officer and senior financial officers, and the charters for each of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website in the Investors section under the tab “Corporate Governance,” or may be obtained by contacting our Vice President of Investor Relations by phone at (305) 406-1815, or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and senior officers on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information is not part of this report. Our reports filed with the SEC may be accessed at the SEC’s website at www.sec.gov, or alternatively, may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
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
Risks Related to Our Industry and Our Customers’ Industries
Many of the industries we serve are subject to customer consolidation, rapid technological and regulatory changes. Our inability or failure to adjust to our customers’ changing needs could result in decreased demand for our services. Additionally, demand for construction services depends on industry activity and expenditure levels, which can be affected by a variety of factors, including changes in governmental regulations and policies.
We derive a substantial portion of our revenue from customers in industries that are subject to consolidation, rapid changes in technology and governmental regulation. Regulatory requirements pertaining to permitting and/or political or social activism related to potential or ongoing project work could result in cancellations or deferrals of projects, which could materially affect demand for our services. Consolidation of any of our customers, or groups of our customers, could result in the loss of customers or could affect customer demand for the services we provide. Additionally, changes in technology could reduce demand for the services we provide. For example, the telecommunications industry is characterized by rapid technological change, intense competition and changing consumer demands. In the energy industries, technological advances could result in lower costs for sources of energy, which could render existing natural gas and/or renewable energy projects and technologies uncompetitive or obsolete. New technologies or upgrades to existing technologies by customers could reduce demand for our services. Additionally, our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve could have a material adverse effect on our results of operations, cash flows and liquidity.
Furthermore, many of our customers face stringent regulatory and environmental requirements and permitting processes, including governmental regulations and policies pertaining to the exportation, exploration, production, development and transportation of oil and natural gas, as well as environmental laws, climate change initiatives, and effects of political or social activism, any of which could result in delays and/or cancellations of current or planned future projects that could materially and adversely affect our results of operations, cash flows and liquidity.
Unfavorable market conditions and/or economic downturns could reduce capital expenditures in the industries we serve or could adversely affect our customers, which could result in decreased demand for our services or impair our customers’ ability to pay for our services.
The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy and the economies of the countries in which we operate. During economic downturns, our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects. In addition, uncertain or adverse economic conditions that create volatility in the credit and equity markets could reduce the availability of debt or equity financing for our customers, causing them to reduce capital spending, which, in the past has resulted, and in the future could result, in cancellations of projects or deferral of projects to a later date. Such cancellations or deferrals could materially and adversely affect our results of operations, cash flows and liquidity. These conditions could also make it difficult to estimate our customers’ demand for our services and add uncertainty to the determination of our backlog.
Furthermore, unfavorable market conditions and/or economic downturns could negatively affect our customers and decrease the need for their services or the profitability of their services. Fluctuations in commodity prices and/or decreased demand by end-customers in the industries we serve could affect our customers and their capital expenditure plans. We continually monitor our customers’ industries and their relative health compared to the economy as a whole because we have previously been negatively affected by economic downturns. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile. Prices for oil, natural gas and natural gas liquids are potentially subject to large fluctuations in response to changes in supply and demand, as well as market uncertainty and a variety of other factors that are beyond our control. Demand for pipeline construction services is sensitive to the level of exploration, development, production, transportation, processing and refining activity of, and the corresponding capital spending by, oil and natural gas companies and demand by industrial and utility customers. Spending on exploration and production activities by large oil and gas companies has a significant effect on the demand for pipeline construction services. For example, the volatility experienced in recent years in the oil markets has had a significant effect on pipeline activities in western Canada. In addition, in the past, reductions in new housing starts have negatively affected our customers who utilize our services to construct their “last mile” of communications infrastructure, and such reductions have also had negative effects on other industries we serve, including electrical utility transmission and grid connection as well as pipeline construction. Additionally, our customers who provide communications, install-to-the-home and customer fulfillment services could be adversely affected by an economic downturn if new services and upgrades are not ordered at the rate that our customers anticipate. During an economic downturn, our customers may also not have the ability or desire to continue to fund capital expenditures for infrastructure work or may outsource less work. A decrease in such project work could negatively impact demand for the services we provide and could materially and adversely affect our results of operations, cash flows and liquidity.
Slowing conditions in the industries we serve, economic downturns or bankruptcies could impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis. In the past, we incurred significant losses after a number of customers filed for bankruptcy or experienced financial difficulties following a general economic downturn, in which certain industry factors worsened the effect of the overall economic downturn on those customers. In difficult economic times, some of our clients may find it difficult to pay for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could negatively impact our cash flows and liquidity. If a client fails to pay us on a timely basis or defaults in making payments on a project for which we have devoted significant resources, it could materially and adversely affect our results of operations, cash flows and liquidity.
Our industry is highly competitive, which could reduce our market share and harm our financial performance.
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
Risks Related to Our Business
Our failure to properly manage projects, or project delays, could result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.

Certain of our engagements involve large-scale, complex projects that may occur over extended time periods. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from a customer’s failure to timely obtain permits or rights-of-way or to meet other regulatory requirements, weather-related delays, permitting delays, governmental, market, political and other factors, some of which are beyond our control, could result in cancellations or deferrals of project work, which could lead to a decline in revenue, or, for project deferrals, could cause us to incur costs for standby pay, and could lead to personnel shortages on other projects scheduled to commence at a later date.
We could also encounter project delays due to local opposition, including political and social activism, which could include injunctive actions or public protests related to the siting of oil, natural gas, or electric power transmission lines or for power generation or other facilities, and such delays could adversely affect our project margins. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost, or delays in the completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations, could result in large damage claims against us. Due to the substantial cost of, and potentially long lead-times necessary to acquire, certain of the materials and equipment used in our complex projects, damage claims could substantially exceed the amount we can charge for our associated services.
Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material adverse effect on our financial results.
We occasionally bring claims against project owners for additional costs that exceed the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. If we fail to properly document the nature of change orders or claims, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns or project losses. These types of claims can often occur due to matters such as owner-caused delays, changes from the initial project scope, which result in additional costs, both direct and indirect, or from project or contract terminations. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse effect on our liquidity and financial results.
We may not accurately estimate the costs associated with services provided under fixed price contracts, which could impair our financial performance.
We derive a significant portion of our revenue from fixed-price master service and other service agreements. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than what we estimated. In addition to master service and other service agreements, we enter into contracts for specific projects or jobs that may require the installation or construction of an entire infrastructure system or specified units within an infrastructure system, which are priced on a per unit basis. Profitability will be reduced if actual costs to complete a project exceed our original estimates. If estimated costs to complete the remaining work for a project exceed the expected revenue to be earned, the full amount of any expected loss on the project is recognized in the period the loss is determined. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors could negatively affect these costs, such as lower than anticipated productivity, conditions at work sites differing materially from those anticipated at the time we bid on the contract and higher than expected costs of materials and labor. These variations, along with other risks inherent in performing fixed price contracts, could cause actual project revenue and profits to differ from original estimates, which could result in lower margins than anticipated, or losses, which could reduce our profitability, cash flows and liquidity.
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
We recognize revenue for certain projects using the percentage-of-completion method of accounting; therefore, variations of actual results from our assumptions could reduce our profitability.
We recognize revenue from fixed price contracts, as well as for certain projects pursuant to master and other service agreements, using the percentage-of-completion method of accounting, under which the percentage of revenue to be recognized in a given period is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The percentage-of-completion method, therefore, relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised on an ongoing basis as the work progresses. Adjustments arising from changes in the estimates of contract revenues or costs are reflected in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions, judgment and experience, but are subject to the risks inherent in estimates, including unanticipated delays or technical complications. Variances in actual results from related estimates on a large project, or on several smaller projects, could be material. The full amount of an estimated loss on a contract is recognized in the period that our estimates indicate such a loss. Such adjustments could result in reduced profitability, which could negatively affect our results of operations.
We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers, or a reduction in their demand for our services, could impair our financial performance.
Our business is concentrated among relatively few customers, and a substantial proportion of our services are provided on a non-recurring, project by project basis. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers elected to perform the work that we provide with in-house service teams. In addition, our results of operations, cash flows and liquidity could be negatively affected if our customers reduce the amount of business they provide to us, or if we complete the required work on non-recurring projects and cannot replace them with similar projects. Many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies, Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies, in the notes to the audited consolidated financial statements, which are incorporated by reference, for customer and project concentration information.
Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and is, therefore, an uncertain indicator of future operating results.
Our backlog consists of the estimated amount of services to be completed from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. A significant portion of our 18-month backlog is attributable to master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed on fixed price agreements. Backlog amounts are determined based on estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and from communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, or due to market volatility, regulatory or other factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.
We maintain a workforce based upon current and anticipated workloads. We could incur significant costs and reduced profitability from underutilization of our workforce if we do not receive future contract awards, if contract awards are delayed, or if there is a significant reduction in the level of services we provide.
Our estimates of future performance and results of operations depend, among other factors, on whether and when we receive new contract awards, which affect the extent to which we are able to utilize our workforce. The rate at which we utilize our workforce is affected by a variety of factors, including our ability to forecast our need for services, which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects or between internal business groups, our ability to manage attrition, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size to our contract needs. If an expected contract award is delayed or not received, we could incur costs resulting from reductions in staff or redundancy of facilities, which could reduce our profitability and cash flows.
Many of our contracts do not obligate our customers to undertake any infrastructure projects or other work with us. Additionally, most of our contracts may be canceled on short or no advance notice, which could reduce our revenue, and certain of our contracts with customers are subject to their ability to secure financing or other conditions and therefore, may not result in revenue or profits.
We derive a significant portion of our revenue from multi-year master service and other service agreements, under which we provide customers with project services through work orders within defined geographic areas on a fixed fee basis. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. This makes it difficult to estimate our customers’ demand for our services. A significant decline in the projects customers assign us under these service agreements could negatively affect our results of operations, cash flows and liquidity. In addition, most of our contracts are cancelable on short or no advance notice, ranging from immediate cancellation to cancellation upon 180 days notice, even if we are not in default under the contract. Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on existing contracts that are re-bid. For our services that are provided on a non-recurring, project-by-project basis, we could experience a reduction in revenue, profitability and liquidity if our customers cancel a significant number of contracts, or if we fail to win a significant number of existing contracts upon re-bid, or if we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects. Additionally, from time to time, we enter into contracts that contain financing or other conditions that must be satisfied before we can begin work. Certain of these contracts may not result in revenue or profits if our customers are unable to obtain financing or to satisfy other conditions associated with such projects.
Our business is seasonal and is affected by the spending patterns of our customers as well as weather conditions, which exposes us to variations in quarterly results.
Some of our customers reduce their expenditures and work order requests towards the end of the calendar year. In addition, adverse weather conditions, particularly during the winter season, can affect our ability to perform outdoor services in certain regions of North America. As a result, we generally experience reduced revenue in the first quarter of each calendar year. Natural catastrophes such as hurricanes or other severe weather could have an effect on demand for our services, or could affect our ability to perform outdoor services or utilize equipment and crews stationed in affected regions, as well as on the economy overall, which could negatively affect our results of operations, cash flows and liquidity.

Our financial results are based, in part, upon estimates and assumptions that may differ from actual results. In addition, changes in accounting principles may cause unexpected fluctuations in our reported financial information.
In preparing our consolidated financial statements in conformity with U.S. GAAP, management makes a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Key estimates include: the recognition of revenue and project profit or loss, which we define as project revenue, less project costs of revenue, including project-related depreciation, in particular, on contracts accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete and the amount of probable contract price adjustments; allowances for doubtful accounts; fair value estimates, including those related to business acquisitions, valuations of goodwill and intangible assets, acquisition-related contingent consideration and equity investments; asset lives used in computing depreciation and amortization; fair values of financial instruments; self-insurance liabilities; other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.
In addition, accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in U.S. GAAP could have a significant effect on our reported financial results. Additionally, the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls. We cannot predict the effect of future changes to accounting principles, which could have a significant effect on our reported financial results and/or our results of operations, cash flows and liquidity. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference, for information regarding new accounting pronouncements.
Acquisitions involve risks that could negatively affect our operating results, cash flows and liquidity.
We have made, and in the future may continue to make, strategic acquisitions and investments. However, we may not be able to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain the required consent of our lenders and, therefore, may not be able to complete such acquisitions or strategic investments. We may pay for acquisitions or strategic investments with our common stock or with debt instruments, including convertible debt securities, which could dilute the ownership interests of our common shareholders, or we may decide to pursue acquisitions with which our investors may not agree. In connection with most of our acquisitions, we have agreed to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for an acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

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
In addition, acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnifications granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with businesses or properties we assume upon consummation of an acquisition. We may learn additional information about our acquired businesses that could materially adversely affect us, such as unknown or contingent liabilities, unprofitable projects and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. Failure to successfully manage the operational challenges and risks associated with, or resulting from, our acquisitions could adversely affect our results of operations, cash flows and liquidity. Borrowings or issuances of debt associated with these acquisitions could also result in higher levels of indebtedness, which could negatively affect our ability to service our debt within the scheduled repayment terms.
We have incurred goodwill and intangible asset impairment charges, and in the future could incur additional impairment charges, which could harm our profitability.
We have significant amounts of long-lived assets, goodwill and intangible assets. When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including anticipated future liabilities, over the fair value of the acquired net assets of that business. We periodically review the carrying values of goodwill and intangible assets to determine whether such carrying values exceed their fair market values. Declines in the profitability of individual reporting units, due to economic or market conditions or otherwise, as well as adverse changes in financial, competitive and other conditions, or other adverse changes in the key valuation assumptions contributing to the fair value of our reporting units could adversely affect the values of the related reporting units, resulting in an impairment of the recorded balances of goodwill or intangible assets. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional details. Changes in economic and capital market conditions, as well as the operating performance of our reporting units, could result in future impairment charges, which could adversely affect our financial condition and operating results.
In the ordinary course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.
From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. We may also be subject to litigation involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws or litigation related to the restatement of certain of our 2014 interim financial statements. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our joint venture partners, equity investees, customers or other third parties.
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
Many of our customers are highly regulated, and new regulations or changes in existing regulations could adversely affect their demand for our services and/or the profitability of those services.
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
Additionally, various federal, state, local, or foreign legislative and regulatory initiatives have been undertaken, which could result in additional requirements or restrictions being imposed on drilling and completion operations. These regulations, and any future restrictions that might be adopted, could lead to operational delays and increased operating costs for our customers in the oil and gas industry, which could result in reduced capital spending and delays or cancellations of future oil and gas infrastructure projects that could materially and adversely affect our results of operations, cash flows and liquidity.
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

Some of the work we perform is in underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and discharge of pollutants. In such a case, we could incur significant costs, including clean-up costs, and we may be liable for fines and damages. Additionally, we sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of terrain and water bodies, it is possible that such directional drilling could cause a surface fracture releasing subsurface materials or drilling fluid. These releases alone or, in combination with releases that may contain contaminants in excess of amounts permitted by law, could potentially expose us to remediation costs, damages and fines. We also own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. In addition, new environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or result in new or increased liabilities that could have a material adverse effect on our results of operations, cash flows and liquidity.
In addition, concerns about climate change could result in potential new regulations, regulatory actions or requirements to fund energy efficiency activities, any of which could negatively affect our customers and decrease demand for their services, or result in increased costs associated with our operations. For example, if new regulations are adopted regulating greenhouse gas emissions from sources such as cars and trucks, we could experience a significant increase in environmental compliance costs in light of our large fleet and the amount of construction machinery we own. In addition, if our operations are perceived to result in high greenhouse gas emissions or to otherwise pose environmental risks, our reputation could suffer.
If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.
Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. At times of low unemployment in the areas we serve, it can be difficult for us to find qualified and affordable personnel. We may be unable to hire and retain a sufficiently skilled labor force necessary to support our operating requirements and growth strategy. Our labor and training expenses may increase as a result of a shortage in the supply of skilled personnel. We may not be able to pass these expenses on to our customers, which could adversely affect our profitability. Additionally, our business is managed by a number of key executive and operational officers and is dependent upon retaining and recruiting qualified management. Labor shortages, increased labor or training costs, or the loss of key personnel could materially adversely affect our results of operations, cash flows and liquidity.
Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our results of operations, cash flows and liquidity.
We depend on subcontractors to perform work on some of our projects. There is a risk that we may have disputes with subcontractors arising from, among other things, the quality and timeliness of the work they perform, customer concerns about our subcontractors, or our failure to extend existing work orders or issue new work orders under a subcontracting arrangement. If any of our subcontractors fail to perform the agreed-upon services on a timely basis and/or deliver the agreed-upon supplies, then our ability to fulfill our obligations as a prime contractor could be jeopardized. In addition, the absence of qualified subcontractors with whom we have satisfactory relationships could adversely affect our ability to perform under some of our contracts, or the quality of the services we provide. Additionally, in some cases, we pay our subcontractors before our customers pay us for the related services. We could experience a material decrease in profitability and liquidity if we choose, or are required, to pay our subcontractors for work performed for customers that fail to pay us, or delay paying us, for the related work. Any of these factors could have a material adverse effect on our results of operations, cash flows and liquidity.
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
Our participation in strategic arrangements, including joint ventures and equity investments, exposes us to numerous risks.
We have certain strategic arrangements, including joint ventures and equity investments, which provide us the opportunity to combine our skills and resources with those of others to allow for the performance of particular projects for which we do not control the day-to-day operations. The success of these arrangements depends, in large part, on whether our partners satisfy their contractual and performance obligations. In certain of these arrangements, we and our partners are jointly and severally liable for liabilities and obligations of the entity or joint venture. If one of our partners fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the projects could be terminated, which could result in legal liability to us, harm our reputation and could materially adversely affect our results of operations, cash flows and liquidity. In the past, we have incurred losses from our equity investments, and in the future, we could incur additional losses. We also have, and in the future could be subject to, a write-down of a portion or all of the net investment related to such arrangements. Market or other conditions, such as the inability of an entity in which we have invested to complete certain transactions, could subject us to a loss of some or all of the value of our investment. See Note 14 - Commitments and Contingencies and Note 4 - Fair Value of Financial Instruments in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information.
We rely on information, communications and data systems in our operations. Systems and information technology interruptions and/or breaches in our data security could adversely affect our ability to operate and our operating results or could result in harm to our reputation.
We are heavily reliant on computer, information and communications technology and related systems in order to operate. From time to time, we experience system interruptions and delays. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to add software and hardware, effectively maintain and upgrade our systems and network infrastructure and/or take other steps to improve the efficiency of and protect our systems. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, computer viruses, acts of war or terrorism, physical or electronic break-ins and similar events or disruptions, including breaches by computer hackers and cyber-terrorists. Any of these or other events could cause system interruptions, delays and/or loss of critical data including private data, could delay or prevent operations, including the processing of transactions and reporting of financial results, processing inefficiency, downtime, or could result in the unintentional disclosure of customer or our information, which could adversely affect our operating results, harm our reputation and result in significant costs, fines or litigation. Similar risks could affect our customers and vendors, indirectly affecting us. While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect our financial condition and operating results.
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
Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, polychlorinated biphenyls (“PCBs”), fuel storage and air quality. Certain of our current and historical construction operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. Additionally, some of our contracts require that we assume the environmental risk of site conditions and require that we indemnify our customers for any damages, including environmental damages, incurred in connection with our projects. We may be subject to claims under various environmental laws and regulations, federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean-up of soil, surface water, groundwater, and other media under laws such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us, or contaminated sites that have always been owned or operated by third parties. Liability may be imposed without regard to fault and may be strict and joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and we may be unable to obtain reimbursement from the parties that caused the contamination.
Our existing operations in international markets, or expanding into additional international markets, may not be successful and could expose us to risks, including failure to comply with the U.S. Foreign Corrupt Practices Act and/or similar anti-bribery laws, which could harm our business and prospects.
We derive a portion of our revenue from international markets, and we may further expand the volume of international services we provide, as well as the foreign geographic territories in which we operate. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for foreign revenue information. Our international operations are presently conducted primarily in Canada and Mexico, but we have performed work in various other foreign countries, and revenue derived from, or the number of countries in which we operate, could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts, or volatility in the global markets may adversely affect our international customers, their demand for our services and/or their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate and reinvest earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including taxation laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.
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
The renewable energy industry is reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our services.
Because the unsubsidized cost of electric power from renewable resources such as wind and solar often exceeds that of fossil fuel and nuclear generating facilities, the renewable energy industry is reliant on tax incentives. These tax incentives effectively reduce the market price at which renewable energy can be sold, which spurs investment in renewable energy facilities. These tax incentives typically have a finite duration, which creates uncertainty for developers of renewable energy facilities and may adversely affect investment in them and, accordingly, demand for our services. As a result, we cannot predict the effect that tax incentive legislation and/or the expiration or extension of these incentives, including production tax credits, investment tax credits, or accelerated or bonus depreciation provisions, will have on the demand for our services. Whether the investment tax credit will be effective in the future for renewable energy projects is uncertain, as are any future efforts to extend or renew the existing production tax and investment tax credits. Furthermore, the provisions regarding any extensions or renewals may not be as favorable as those that currently exist. We cannot assure you that any extensions or renewals of the existing production tax and/or the investment tax credits would be enacted prior to their expiration or, if allowed to expire, that any extensions or renewals enacted thereafter would be enacted with retroactive effect. We also cannot assure you that the tax laws providing for accelerated and bonus depreciation with respect to renewable energy generation assets will not be modified, amended or repealed in the future. If the investment tax credit is not effective or if the federal production tax credit is not extended or renewed, or is extended or renewed at a lower rate, these generating facilities may be less profitable to build and operate and the ability of our customers to obtain financing for these projects may be impaired or eliminated, which could materially and adversely affect our revenue and results of operations.
Changes to renewable portfolio standards and decreased demand for renewable energy projects could negatively affect our results of operations, cash flows and liquidity.
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
Certain of our employees are represented by labor unions and collective bargaining agreements. Although all such collective bargaining agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur despite the terms of these agreements. Strikes or work stoppages could adversely affect our relationships with our customers and cause us to lose business. Additionally, as current agreements expire, the labor unions may not be able to negotiate extensions or replacements on terms favorable to their members, or at all, or avoid strikes, lockouts or other labor actions that could affect their members. Therefore, it cannot be assured that new agreements will be reached with employee labor unions as existing contracts expire, or on desirable terms. Any action against us relating to the union workforce we employ could have a material adverse effect on our liquidity, cash flows and results of operations.
Our participation in multiemployer pension plans may subject us to liabilities that could materially and adversely affect our liquidity, cash flows and results of operations.
Substantially all of our union and collective bargaining agreements require us to participate with other companies in multiemployer pension plans. To the extent that U.S.-registered plans are underfunded defined benefit plans, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multiemployer pension plans, subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law pertaining to employers that are contributors to U.S.-registered multiemployer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of contributing employers from, an underfunded multiemployer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multiemployer plan’s unfunded vested liabilities. These liabilities include an allocable share of the unfunded vested benefits of the plan for all plan participants, not only for benefits payable to participants of the contributing employer. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if the other participating employers cease to contribute to, or withdraw from, the plan. The allocable portion of liability to participating employers could be more disproportionate if employers that have withdrawn from the plan are insolvent, or if they otherwise fail to pay their proportionate share of the withdrawal liability. We currently contribute, and in the past have contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. In addition, the Pension Protection Act of 2006, as amended (the “PPA”), requires pension plans that are underfunded to improve their funding ratios within prescribed intervals based on their level of underfunding, under which benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (the “IRS”) may impose on the employers contributing to such a plan a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency.
Based upon the information available to us from plan administrators as of December 31, 2017, several of the multiemployer pension plans in which we participate are underfunded and, as a result, we could be required to increase our contributions, including in the form of a surcharge on future benefit contributions. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
In November 2014, we, along with other members of the Pipe Line Contractors Association (the “PLCA”), voluntarily terminated our participation in several multiemployer pension plans. Additionally, we, along with other members of the PLCA, voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”) in 2011, for which a withdrawal liability was assessed and paid. We recognized an immaterial amount of expense during the year ended December 31, 2017 in connection with the expected final settlement of this matter. We do not have plans to withdraw from, and are not aware of circumstances that would reasonably lead to material claims against us in connection with our participation in any other plans. However, there can be no assurance that we will not be assessed liabilities in the future. Withdrawal liabilities, requirements to pay increased contributions, and/or excise taxes in connection with any of the multiemployer pension plans in which we participate could negatively affect our cash flows, liquidity and results of operations.
We are self-insured against many potential liabilities.
We are effectively self-insured for substantially all claims because most claims against us do not exceed the deductibles under our insurance policies. We actuarially determine any liabilities for unpaid claims and associated expenses, including losses incurred but not reported, and reflect the present value of those liabilities in our balance sheet as other current and other long-term liabilities, as appropriate. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury, the determination of our liability in proportion to other parties’ liability, the number of incidents not reported and the effectiveness of our safety program. If our insurance costs exceed our estimates of insurance liabilities, or if our insurance claims increase, we could experience a decline in profitability and liquidity.
We may have additional tax liabilities associated with our domestic and international operations.
We are subject to income taxes in the United States and certain foreign jurisdictions. Management must exercise significant judgment in determining our provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of laws are issued or applied, and such changes could materially affect our tax provisions. The U.S. recently enacted tax reform legislation, referred to as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), and while this legislation is expected to reduce our effective tax rate in 2018 and future years, certain provisions of this legislation may adversely affect us. In addition, the 2017 Tax Act significantly changes how the U.S. taxes corporations for years after 2017, and requires complex computations to be performed that were not previously required under U.S. tax law. The provisions of the 2017 Tax Act will require significant judgments and estimates to be made, and our interpretations of these provisions could differ from those of the U.S. Treasury Department or the IRS, which has yet to promulgate most regulations implementing the 2017 Tax Act. As we complete our analysis of the 2017 Tax Act and collect and prepare the necessary data, we may make adjustments to the provisional amounts that have been recorded, which could materially affect our provision for income taxes in the period any such adjustment is made. In addition, we are audited by various U.S. and foreign tax authorities, and in the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination may be uncertain. Although we believe that our tax estimates are reasonable, the final outcome of income tax examinations could be materially different from our expectations and the estimates that are reflected in our consolidated financial statements, which could have a material adverse effect on our results of operations, cash flows and liquidity.
We have incurred restructuring charges, and in the future may incur additional restructuring charges, which could reduce our profitability.
From time to time, we review our operations in an effort to improve profitability. We have incurred, and in the future could continue to incur, charges as a result of eliminating service offerings that no longer fit into our business plan, charges associated with the integration of acquired businesses, reducing or eliminating services or operations that do not produce adequate revenue or margins, or reducing costs of reporting units that need margin improvements. Any charges related to restructuring or impairment would be reflected as operating expenses and could materially reduce our profitability and liquidity.
Warranty claims resulting from our services could have a material adverse effect on our business.
We generally warrant the work we perform for a one to two year period following substantial completion of a project, subject to further extensions of the warranty period following repairs or replacements. Historically, warranty claims have not been material, but such claims could potentially increase. If warranty claims occur, we could be required to repair or replace warrantied items at our cost, or, if our customers elect to repair or replace the warrantied item using the services of another provider, we could be required to pay for the cost of the repair or replacement. Additionally, while we generally require that the materials provided to us by suppliers have warranties consistent with those we provide to our customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.
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
The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:

•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	buying back shares or paying dividends in excess of specified amounts;

•	creating certain liens against our assets;

•	prepaying subordinated indebtedness;

•	engaging in certain mergers or combinations;

•	failing to satisfy certain financial tests; and

•	engaging in transactions that would result in a “change of control,” as defined in the credit facility and the indentures governing our senior notes.
Our senior secured credit facility requires that we comply with a consolidated leverage ratio and a consolidated interest coverage ratio. Should we be unable to comply with the terms and covenants of our credit facility, we would be required to obtain consents from our bank group, further modify our credit facility or secure another source of financing to continue to operate our business, none of which may be available to us on reasonable terms or at all. A default could also result in the acceleration of our obligations under the credit facility or under the indentures relating to our senior notes. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and to the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which could materially decrease our profitability, cash flows and liquidity.
We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds could reduce availability under our credit facility.
Some of our contracts require performance and payment bonds. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds, which would reduce availability under our credit facility. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on projects that require bonding.
A failure of our internal control over financial reporting could materially affect our business.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation, harm our reputation, and/or adversely affect the market price of our common stock.
Increases in the costs of fuel could reduce our operating margins.
The price of fuel required to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including supply and demand for oil and gas, actions by oil and gas producers, geopolitical developments, war and unrest in oil producing countries, regional production patterns and environmental concerns. Any increase in fuel costs could materially reduce our profitability and liquidity because most of our contracts do not allow us to adjust our pricing for such expenses.
Risks Related to Our Company and Our Common Stock
There may be future sales of our common stock or other dilution of our equity that could adversely affect the market price of our common stock. In connection with certain completed acquisitions, we have issued shares of our common stock, and we additionally have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations. We may agree to issue additional shares in connection with other future acquisition or financing transactions, which, if issued, would dilute your share ownership and could lead to volatility in our common stock price.
We grow our business organically as well as through acquisition. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of equity securities. In connection with certain acquisitions, we have the option to issue shares of our common stock instead of paying cash for the related earn-out obligations. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145,000,000 shares of common stock, of which 82,802,773 shares were outstanding as of December 31, 2017.
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

•
our failure to comply with the financial and other restrictive covenants contained in our debt agreements, which could trigger events of default that could result in all of our debt becoming immediately due and payable;

•
reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments and other general corporate requirements, and limiting our ability to obtain additional financing for these purposes;

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
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities may be on terms that are unfavorable or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations.
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
Jorge Mas, our Chairman, and José R. Mas, our Chief Executive Officer, beneficially owned approximately 20% of the outstanding shares of our common stock as of December 31, 2017. Accordingly, they are in a position to influence:

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
Our corporate headquarters, located in Coral Gables, Florida, is a leased facility approximating 38,000 square feet. As of December 31, 2017, our operations were conducted from approximately 400 locations, primarily within the United States and Canada, and to a lesser extent, in Mexico. None of these facilities is material to our operations because most of our services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where we currently conduct business. We also own property and equipment that had a net book value of approximately $707 million as of December 31, 2017. This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, forklifts, backhoes, sidebooms, bulldozers, excavators, trenchers, graders, loaders, scrapers, drilling machines, directional boring machines, digger derricks, pile drivers, cranes, computers, computer software and office and building equipment, including furniture and fixtures. Substantially all of our equipment is obtained from third-party vendors. A portion of our equipment is acquired under capital lease or other financing arrangements. We are not dependent upon any single vendor and did not experience significant difficulties in obtaining desired equipment in 2017.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 14 – Commitments and Contingencies in the notes to the audited consolidated financial statements in Item 8 of this Form 10-K is incorporated by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MTZ.” The following table sets forth the high and low reported sales prices per share of our common stock for the quarters indicated:

	For the Years Ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$41.90	$34.33	$20.85	$12.44
Second Quarter	$47.90	$38.33	$24.67	$19.13
Third Quarter	$49.50	$38.40	$31.15	$22.03
Fourth Quarter	$51.20	$39.83	$40.90	$27.10
Holders. As of February 21, 2018, there were 1,498 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
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
Issuer Purchases of Equity Securities. On February 25, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock under a share repurchase program, under which 38,807 shares were repurchased during the year ended December 31, 2017. See Note 11 - Equity in the notes to the audited consolidated financial statements, which is incorporated by reference.
The following table provides information about repurchases of our common stock during the three month period ended December 31, 2017:

	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (c)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
October 1 through October 31	—	$—	—	$100,000,000
November 1 through November 30	39,270	$39.99	38,807	$98,448,190
December 1 through December 31	99,193	$46.90	—	$98,448,190
Total	138,463		38,807

(a)
Includes 38,807 shares of common stock repurchased under our 2016 share repurchase program and 99,656 shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs.

(b)	Except to the extent described in (a) above with respect to share repurchases associated with certain employee and director elections, all shares were acquired in open-market transactions.

(c)	Purchased pursuant to our publicly announced $100 million 2016 share repurchase program.
Performance Graph
The performance graph below compares the cumulative five year total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (“S&P 500”), and with that of our peer group, which is composed of Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Jacobs Engineering Group Inc. and Primoris Services Corporation. For the year ended December 31, 2017, we added Primoris Services Corporation and removed Willbros Group, Inc. from our peer group comparison to enhance comparability. The graph assumes that the value of the investment in our common stock, as well as that of the S&P 500 and our peer group, was $100 on December 31, 2012 and tracks it through December 31, 2017. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index,
and MasTec’s 2016 and 2017 Peer Groups
*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2018 Standard & Poor’s, a division of S&P Global. All rights reserved.

As of December 31,	2012	2013	2014	2015	2016	2017
MasTec, Inc.	$100.00	$131.25	$90.69	$69.72	$153.43	$196.35
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
2016 Peer Group	$100.00	$131.71	$108.80	$99.27	$144.29	$169.06
2017 Peer Group	$100.00	$135.21	$111.36	$103.16	$146.58	$173.43

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read together with our audited consolidated financial statements and notes thereto, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our consolidated results of operations are not necessarily comparable from year to year due to the effect of acquisitions and certain other items, which are described within Item 7. below.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share amounts)
Statement of Operations Data
Revenue	$6,607.0	$5,134.7	$4,208.3	$4,611.8	$4,324.8
Costs of revenue, excluding depreciation and amortization	$5,745.3	$4,442.1	$3,721.3	$3,978.0	$3,682.4
Net income (loss) from continuing operations	$348.9	$134.0	$(79.7)	$122.0	$147.7
Net income (loss) attributable to MasTec, Inc.	$347.2	$131.3	$(79.1)	$115.9	$140.9
Earnings (loss) per share from continuing operations:
Basic	$4.29	$1.63	$(0.98)	$1.53	$1.92
Diluted	$4.22	$1.61	$(0.98)	$1.42	$1.74

	As of December 31,
	2017	2016	2015	2014	2013
	(in millions)
Balance Sheet Data
Working capital	$888.5	$562.5	$377.2	$548.3	$474.7
Property and equipment, net	$706.5	$549.1	$558.7	$623.1	$488.1
Total assets	$4,066.6	$3,183.1	$2,927.3	$3,550.8	$2,909.3
Total debt	$1,368.6	$1,026.0	$1,010.3	$1,121.6	$802.8
Total equity	$1,433.4	$1,103.6	$943.4	$1,148.1	$1,021.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business
See Item 1. “Business,” which is incorporated by reference, for discussion pertaining to our business and reportable segments. We completed three acquisitions during the year ended December 31, 2017, including: (i) a wireline/fiber deployment construction contractor, which is included in our Communications segment; (ii) a heavy civil construction services company, which is included in our Power Generation and Industrial segment, and (iii) an oil and gas pipeline equipment company, which is included in our Oil and Gas segment. For additional information, see Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference.
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
Components and Factors Affecting our Operating Results
Revenue
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
Performance Risk. Overall project margins may fluctuate due to project pricing, job productivity and work volume. Job productivity can be affected by quality of the work crew and equipment, availability of skilled labor, environmental or regulatory factors, customer decisions and crew productivity. Crew productivity can be influenced by weather conditions and job terrain, such as whether project work is in a right of way that is open or one that has physical obstructions or legal encumbrances.
Subcontracted Resources. Our use of subcontracted resources in a given period is dependent upon activity levels and the amount and location of existing in-house resources and capacity. Project margins on subcontracted work can vary from those on self-perform work. As a result, changes in the mix of subcontracted resources versus self-perform work can impact our overall project margins.
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
General and Administrative Expense
General and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits and risk management, legal, facilities, information services and executive functions. General and administrative expenses also include non-cash stock-based compensation expense, certain restructuring charges, outside professional and accounting fees, acquisition costs, including those related to acquisition integration, expenses associated with information technology used in administration of the business and various forms of insurance.

Interest Expense, Net
Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs and other interest expense, including interest expense related to financing arrangements. Gross interest expense is offset, in part, by interest earned on cash and fixed income investments.
Other Income, Net
Other income or expense consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals, certain purchase accounting adjustments and restructuring charges related to losses on disposal of excess fixed assets.
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

•
earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which is EBITDA excluding certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. See discussion of our non-U.S. GAAP financial measures following the “Comparison of Fiscal Year Results” section below;

•	earnings per share and adjusted earnings per share, as defined in our non-U.S. GAAP financial measures discussion;

•	days sales outstanding, net of billings in excess of costs and earnings; and days payable outstanding;

•	interest and debt service coverage ratios; and

•	liquidity and cash flows.
Management’s analysis of this information includes detailed discussions of proposed investments in new business opportunities or property and equipment, productivity improvement efforts, acquisition integration efforts, strategic arrangement opportunities and working capital and other capital management efforts. Measuring these key performance indicators is an important tool used by management to make informed and timely operational decisions, which we believe can help us improve our performance.
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
We believe that our accounting estimates pertaining to: the recognition of revenue and project profit or loss, which we define as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete and the amount of probable contract price adjustments; allowances for doubtful accounts; fair value estimates, including those related to valuations of goodwill, indefinite-lived intangible assets and acquisition-related contingent consideration; income taxes; self-insurance liabilities; and litigation and other contingencies are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Actual results could, however, vary materially from these accounting estimates.
Revenue Recognition for Percentage-of-Completion Projects
Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, our profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect our results of operations in the period in which such changes are recognized. Project profit was affected by less than 5% for the year ended December 31, 2017 as a result of changes in contract estimates included in projects that were in process as of December 31, 2016. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are completed within one year.
We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. We treat project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, and defer costs or recognize revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2017, we had approximately $146 million of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings or billed accounts receivable, as appropriate, represent management’s best estimate of contract revenue that has been earned and that we believe is probable of collection. As of December 31, 2017, these change orders were primarily related to contracts in the Oil and Gas segment. We actively engage in substantive meetings with our customers to complete the final approval process, and generally expect these processes to be completed within one year. The amounts ultimately realized upon final acceptance by our customers could be higher or lower than such estimated amounts.
Allowance for Doubtful Accounts
We regularly analyze the collectibility of trade accounts receivable and the adequacy of our allowance for doubtful accounts taking into consideration the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and the current economic environment. Estimates of collectibility are subject to significant change during times of economic weakness or uncertainty in either the overall economy or within the industries served by us. If estimates of the collectibility of accounts receivable change, or should customers experience unanticipated financial difficulties, or if anticipated recoveries in existing bankruptcies or other work-out situations fail to materialize, additional allowances may be required, which could materially affect our results of operations in a given period. As of December 31, 2017, other than matters subject to litigation in the ordinary course of business, we did not have material amounts receivable that we believed were subject to significant uncertainty of collection or from customers experiencing financial difficulty.
Valuation of Net Assets Acquired and Earn-Out Liabilities
The determination of the fair value of net assets acquired in a business combination and estimates of acquisition-related contingent consideration, or “earn-out” liabilities, requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. The fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. Fair values of earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models. Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and net working capital of the acquired business, as prescribed in the applicable purchase agreements. Such adjustments may result in the recognition of, or adjust the fair values of, acquisition-related assets and liabilities and/or consideration paid. For the year ended December 31, 2017, measurement period adjustments included certain adjustments to the preliminary estimates of intangible assets and acquisition-related contingent consideration, and resulted in a net increase of approximately $2.7 million in estimated goodwill for businesses acquired in 2017. Fair value adjustments resulting from circumstances that developed after the date of acquisition are reflected as income or expense, as appropriate, in the period the adjustment is considered probable. Significant changes in the assumptions or estimates used in the underlying valuations, such as changes in the expected profitability or cash flows of an acquired business could materially affect our operating results in the period such changes are recognized.
Valuation of Goodwill and Indefinite-Lived Intangible Assets
We have goodwill and certain indefinite-lived intangible assets that have been recorded in connection with our acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. We perform our annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, and we monitor goodwill and indefinite-lived intangible assets for potential impairment triggers on a quarterly basis. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Other than our Electrical Transmission operating segment, and, beginning in 2017, one reporting unit within our Power Generation and Industrial operating segment, each of our reporting units comprises one component.
Following is a summary of goodwill and indefinite-lived intangible assets by segment as of December 31, 2017:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total
Goodwill (in millions)	$466.4	$385.6	$149.9	$135.8	$1,137.7
Percentage of total	41.0%	33.9%	13.2%	11.9%	100.0%
Indefinite-lived intangible assets (in millions)	$—	$46.3	$31.3	$34.5	$112.1
Percentage of total	—%	41.3%	27.9%	30.8%	100.0%
For the year ended December 31, 2017, we performed a qualitative assessment for our goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
Based on the results of the qualitative assessments for the year ended December 31, 2017, we performed quantitative testing for the Electrical Transmission operating segment, one reporting unit within the Power Generation and Industrial operating segment, and for two reporting units within the Oil and Gas operating segment due to a combination of lower than expected success rates on new project awards, certain market conditions, including market project deferrals, and reduced levels of operating productivity. We also performed quantitative testing for the indefinite-lived pre-qualification intangible assets in our Oil and Gas and Electrical Transmission operating segments, and for the indefinite-lived trade name intangible asset in the Power Generation and Industrial operating segment.
For the reporting units requiring additional testing, we performed a two-step quantitative goodwill impairment test. We estimated their respective fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies. Under the income approach, a discounted cash flow methodology was used, including: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Estimated discount rates were determined using our average cost of capital at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually, which are greater than the risks inherent to MasTec as a whole. Significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3.5%, five to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 13.0% to 15.5%. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of our reporting units and within our industry.
Based on the results of the quantitative assessment, the estimated fair values of the Electrical Transmission operating segment and a reporting unit within the Power Generation and Industrial operating segment were determined to substantially exceed their carrying values. Additionally, the two reporting units in the Oil and Gas segment, which have approximately $65 million and $15 million of goodwill, had estimated fair values in excess of their carrying values by approximately 10% and 19%, respectively. A 100 basis point increase in the discount rate would not have resulted in the reporting units’ carrying values exceeding their fair values.
For the indefinite-lived pre-qualification intangible assets in the Oil and Gas and Electrical Transmission operating segments for which quantitative testing was performed, we estimated their fair values using a cost methodology, incorporating estimates of the opportunity cost associated with the assets’ loss based on discounted cash flows over a two to four-year period. The impairment tests incorporated estimated discount rates ranging from 13.0% to 14.0%. Based on the results of these assessments, management determined that the estimated fair value of the indefinite-lived pre-qualification intangible asset in the Oil and Gas operating segment, which has a carrying value of approximately $45 million, exceeded its carrying value by approximately 19%, and a 100 basis point increase in the discount rate would not have resulted in this asset’s carrying value exceeding its fair value. The estimated fair value of the indefinite-lived pre-qualification intangible asset in the Electrical Transmission operating segment was determined to substantially exceed its carrying value.
For the indefinite-lived trade name intangible asset in the Power Generation and Industrial operating segment for which quantitative testing was performed during 2017, we estimated the fair value of the intangible asset using an income approach, incorporating estimates of discounted cash flows over a five-year period prior to the terminal value. The impairment test incorporated an estimated discount rate of 14.0%. Based on the results of this assessment, management determined that the estimated fair value of the intangible asset in the Power Generation and Industrial operating segment substantially exceeded its carrying value.
As of December 31, 2017, we believe that the recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, there can be no assurance that these assets will not be impaired in future periods. Significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in the future, which could materially affect our operating results.
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
The U.S. recently enacted tax reform legislation, referred to as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The 2017 Tax Act significantly changes how the U.S. taxes corporations for years after 2017, and requires complex computations to be performed that were not previously required under U.S. tax law. The provisions of the 2017 Tax Act will require significant judgments and estimates to be made, and our interpretations of these provisions could differ from those of the U.S. Treasury Department or the IRS, which has yet to promulgate most regulations implementing the 2017 Tax Act. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of the 2017 Tax Act. SAB 118 provides a measurement period, which in no case should extend beyond one year from the 2017 Tax Act enactment, during which a company acting in good faith may complete the accounting for the impacts of the 2017 Tax Act. We have recognized the provisional tax impacts of the 2017 Tax Act in our consolidated financial statements for the year ended December 31, 2017. However, as we complete our analysis of the 2017 Tax Act and collect and prepare the necessary data, we may make adjustments to the provisional amounts that have been recorded, which could materially affect our provision for income taxes in the period of adjustment.
We file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. Although we believe our calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of income tax examinations could be materially different from our expectations and the estimates that are reflected in our consolidated financial statements, which could have a material effect on our results of operations, cash flows and liquidity.
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
2018 Outlook
We expect market opportunities in the following areas, as more fully described in Item 1. Business above:
Opportunities in our Communications Segment. Significant advances in technology and rapid innovation in service offerings to data consumers have substantially increased demand for faster and more reliable wireless and wireline/fiber communications network services. With the adoption of mobile devices and advancements in the “internet of things,” the amount of data affecting network traffic is at an all-time high and is expected to continue to substantially increase in the future. In response to this growing demand, multiple major carriers have continued expanding wireless network capacity and density with accelerated development and planned implementation of 5th generation (“5G”) wireless technologies. The increased speed and capacity that will result from deployment of 5G technology will require additional and improved tower capacity with higher data frequencies, as well as deployment of numerous higher bandwidth small cells to “densify” network performance. Small cell deployment and other initiatives, such as Verizon Communications Inc.’s recently announced launch of “One Fiber,” an infrastructure designed to improve wireless network performance, will also require carriers to expand and deploy fiber to support wireless network data capacity and speed. Additional factors that are expected to create opportunities for investment in communications infrastructure and demand for our services include the continued expansion and deployment by telephone companies and cable operators of fiber-to-the-home with 1-Gigabit-per-second high-speed internet connectivity and the First Responder Network Authority (“FirstNetTM”), a dedicated nationwide broadband network for first responders that will be constructed over the next several years to create a new wireless official public safety network throughout the United States.
Leveraging our expertise in home installation and our existing network of technicians, we believe growth opportunities in the install-to-the-home and customer fulfillment markets will be driven from customers seeking to expand their service offerings in the areas of install-to-the-home, customer fulfillment, in-home security and automation and commercial energy management solutions.
We believe that we are well positioned as one of the largest providers of communications infrastructure services to significantly benefit from the significant and multiple infrastructure opportunities as previously described. Initial field testing and global standard development for 5G technology has recently been completed, with multiple major market deployments expected to begin in the latter part of 2018, and we also believe that the buildout and deployment of the FirstNetTM network will also commence during 2018. These initiatives, along with the expected benefit to our customers of lower corporate income tax rates and the accelerated depreciation provisions of the 2017 Tax Act are expected to drive communications infrastructure investment for years to come, as reflected in our record level of Communications segment backlog as of December 31, 2017.
Opportunities in our Oil and Gas Segment. We believe that we are one of the leading pipeline contractors in North America, and have a balanced portfolio of service offerings, including the construction and maintenance of large diameter (“long-haul”) pipeline, midstream pipeline, gathering lines and related compressor and pumping stations and treatment plants, offering both union and non-union services. Demand for pipeline infrastructure and the related level of oil and natural gas pipeline construction activity in North America has grown significantly in recent years. Technological advances have significantly increased producible North American oil and natural gas reserves and changed the geographic sources of North American energy production. This has generated increased demand for pipeline infrastructure for the long-distance transportation of this oil and gas production throughout North America, most often through conversion from truck and rail transportation to lower cost and safer pipeline infrastructure. Industry reports indicate that the U.S. became a net exporter of natural gas in 2017, and that natural gas continues to surpass coal as the leading fuel type for electric power generation. The DOE predicts that the U.S. will become a net exporter of energy, including both oil and natural gas exports, by the early 2020s. In addition, opportunities may exist for upgrades to existing pipeline infrastructure from safety regulations.
In addition to potential opportunities in the U.S., Mexico has implemented energy regulation reforms, including an initiative to import natural gas from the U.S. to replace other, higher priced and less environmentally-sensitive fuel sources that are currently used to fuel its electric power plants. We believe that this initiative will drive pipeline infrastructure opportunities for the delivery of U.S. natural gas to Mexico, as well as opportunities within Mexico, in the coming years.
We believe that these trends, along with the expected benefit to our customers of lower corporate income tax rates and the accelerated depreciation provisions of the 2017 Tax Act, as well as recent trends toward more favorable permitting and regulatory approval processes, will support continued expanded levels of project activity, creating a multi-year cycle of demand for pipeline construction projects. Our record level of Oil and Gas segment backlog as of December 31, 2017 is reflective of this market opportunity.
Opportunities in our Electrical Transmission Segment. We believe that the nation’s aging electrical grid will continue to require significant ongoing maintenance, upgrade and expansion to manage power line congestion and avoid delivery failures, as well as to modernize and visually improve the existing electrical system as well as strengthen aging infrastructure to withstand natural disasters and potential cyber attacks. We expect continued efforts to modernize and expand the national electrical grid in order to develop a smart grid. In addition, continued investment transmission and substation infrastructure will be required to deliver remotely sited renewable energy to population and industrial centers that are a source of electrical power demand. We also believe that regional shifts in population and industry and increasing trends towards the use of electric vehicles could create incremental demand for transmission and distribution construction and upgrades and grid expansions in Canada and Mexico may also create opportunities for electrical transmission and distribution infrastructure services. Additionally, the increasing demand for, and expected growth in deployment of, renewable energy electrical power generation has implications for transmission spending.  Wind and solar power generation resources are typically located in remote areas far away from industrial users and major population centers.  As a result, significant spending for renewable energy transmission lines may be required to interconnect these new sources of power with the electrical grid. We also believe that utility companies will continue to utilize outsourced services to support ongoing construction and maintenance activities. We have proven expertise in handling complex and high voltage electrical transmission projects and believe that we are well positioned for these opportunities.
Opportunities in our Power Generation and Industrial Segment. The falling costs of clean energy technologies, coupled with the desire to decrease U.S. dependence on foreign oil imports and the desire of more and more customers for increasingly “green” power sources, have created demand for more domestic, environmentally sensitive electrical power production, such as wind and solar collection farms as well as biomass facilities. Our power generation and industrial business specializes in the construction, maintenance and upgrade of renewable energy infrastructure, including wind farms, solar farms and biomass facilities. We believe that we are one of the leading renewables contractors in North America and we expect to benefit from these trends. We also believe there will be increased demand for heavy industrial construction across a range of industries. The current low price and environmental advantage of clean burning natural gas should continue to result in the conversion of coal fired power plants and the construction of new gas fired power plants. Additionally, a wide variety of industries may seek to expand, convert or construct new plants to take advantage of this economical, cleaner, lower cost and lower carbon fuel source. Our record level of Power Generation and Industrial segment backlog as of December 31, 2017 is reflective of these market opportunities, and we continue to expand our capabilities in heavy industrial construction.
Our 2018 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Form 10-K.
Comparison of Fiscal Year Results
The following table, which may contain slight summation differences due to rounding, reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the effect of recent acquisitions and certain other items, which are described in the comparison of results section below.

	For the Years Ended December 31,
	2017		2016		2015
Revenue	$6,607.0	100.0%	$5,134.7	100.0%	$4,208.3	100.0%
Costs of revenue, excluding depreciation and amortization	5,745.3	87.0%	4,442.1	86.5%	3,721.3	88.4%
Depreciation and amortization	188.0	2.8%	164.9	3.2%	169.7	4.0%
Goodwill and intangible asset impairment	—	—	—	—	78.6	1.9%
General and administrative expenses	275.1	4.2%	261.4	5.1%	265.9	6.3%
Interest expense, net	61.0	0.9%	50.7	1.0%	48.1	1.1%
Equity in (earnings) losses of unconsolidated affiliates	(21.3)	(0.3)%	(3.5)	(0.1)%	8.0	0.2%
Other income, net	(13.0)	(0.2)%	(6.8)	(0.1)%	(15.5)	(0.4)%
Income (loss) before income taxes	$371.8	5.6%	$225.8	4.4%	$(67.7)	(1.6)%
Provision for income taxes	(22.9)	(0.3)%	(91.8)	(1.8)%	(12.0)	(0.3)%
Net income (loss)	$348.9	5.3%	$134.0	2.6%	$(79.7)	(1.9)%
Net income (loss) attributable to non-controlling interests	1.7	0.0%	2.8	0.0%	(0.6)	0.0%
Net income (loss) attributable to MasTec, Inc.	$347.2	5.3%	$131.3	2.6%	$(79.1)	(1.9)%

We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial and (5) Other. Management’s review of reportable segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described, following the comparison of results discussion below. The following table presents revenue, EBITDA and EBITDA margin by reportable segment for the periods indicated (dollar amounts in millions):

	For the Years Ended December 31,
	Revenue			EBITDA and EBITDA Margin
Reportable Segment:	2017	2016	2015	2017		2016		2015
Communications	$2,424.4	$2,323.6	$1,973.2	$247.4	10.2%	$244.6	10.5%	$194.8	9.9%
Oil and Gas	3,497.2	2,024.4	1,495.1	402.2	11.5%	297.3	14.7%	157.0	10.5%
Electrical Transmission	378.2	383.8	341.5	17.6	4.7%	(42.9)	(11.2)%	(71.3)	(20.9)%
Power Generation and Industrial	299.9	405.7	381.6	22.6	7.5%	18.3	4.5%	8.8	2.3%
Other	20.8	15.9	24.1	19.8	95.0%	(2.6)	(16.3)%	(18.8)	(78.1)%
Eliminations	(13.5)	(18.7)	(7.2)	—	—	—	—	—	—
Corporate	—	—	—	(88.7)	NA	(73.1)	NA	(120.5)	NA
Consolidated Results	$6,607.0	$5,134.7	$4,208.3	$620.9	9.4%	$441.5	8.6%	$150.0	3.6%
The following discussion and analysis of our results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto in Item 8 of this Form 10-K.
Comparison of Years Ended December 31, 2017 and 2016
Revenue. For the year ended December 31, 2017, consolidated revenue increased to $6,607 million from $5,135 million, an increase of $1,472 million, or 29%, as compared with the year ended December 31, 2016, driven largely by our Oil and Gas segment, for which revenue increased by $1,473 million, or 73%. In addition, Communications revenue increased by $101 million, or 4% and Other segment revenue increased by $5 million, or 31%, whereas Power Generation and Industrial revenue decreased by $106 million, or 26% and Electrical Transmission revenue decreased by $6 million, or 2%. Organic revenue increased by $1,312 million, or 26%, and acquisitions contributed approximately $160 million of revenue.
Communications Segment. Communications revenue was $2,424 million in 2017 as compared with $2,324 million in 2016, an increase of approximately $101 million, or 4%. Acquisitions contributed approximately $110 million of revenue, which was offset by a decrease in organic revenue of $9 million, or 0.4%. The decrease in organic revenue was primarily driven by lower levels of install-to-the-home revenue, partially offset by an increase in wireless and wireline revenue.
Oil and Gas Segment. Oil and Gas revenue was $3,497 million in 2017, as compared with $2,024 million in 2016, an increase of $1,473 million, or 73%. The increase in Oil and Gas revenue was driven primarily by an increase in multiple large long-haul pipeline construction projects.
Electrical Transmission Segment. Electrical Transmission revenue was $378 million in 2017, as compared with $384 million in 2016, a decrease of approximately $6 million, or 2%, driven primarily by project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $300 million in 2017, as compared with $406 million in 2016, a decrease of $106 million, or 26%. Acquisitions contributed approximately $50 million of revenue, which was offset by a decrease in organic revenue of $156 million, or 39%. The decrease in organic revenue was driven primarily by lower industry levels of renewable power project activity and timing.
Other Segment. Other segment revenue was $21 million in 2017, as compared with $16 million in 2016, an increase of $5 million, or 31%. The increase was driven primarily by increased levels of activity from our oil and gas operations in Mexico, offset by a decrease in revenue from a proportionately consolidated non-controlled Canadian joint venture.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $1,303 million, or 29%, to $5,745 million in 2017 from $4,442 million in 2016. Higher revenue resulted in an increase of $1,274 million in costs of revenue, excluding depreciation and amortization, whereas decreased productivity resulted in an increase of approximately $29 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 50 basis points, from 86.5% of revenue in 2016 to 87.0% of revenue in 2017. The basis point increase was driven by reduced project efficiencies and mix in our Oil and Gas segment, offset, in part, by improved project efficiencies and mix in our Electrical Transmission, Power Generation and Industrial and Communications segments.
Depreciation and amortization. Depreciation and amortization was $188 million, or 2.8% of revenue in 2017, as compared with $165 million, or 3.2% of revenue in 2016, an increase of approximately $23 million, or 14%, driven primarily by increased levels of activity in our Oil and Gas segment. As a percentage of revenue, depreciation and amortization decreased by approximately 40 basis points due primarily to higher levels of revenue.
General and administrative expenses. General and administrative expenses were $275 million, or 4.2% of revenue in 2017, as compared with $261 million, or 5.1% of revenue in 2016, an increase of approximately $14 million, or 5.2%. Acquisitions contributed $17 million of incremental general and administrative expenses for the year ended December 31, 2017, whereas general and administrative expenses in 2016 included certain restructuring charges of approximately $12 million related to our efforts to streamline our western Canadian oil and gas and our electrical transmission operations, which efforts were substantially completed in 2016. Excluding the above mentioned items, various administrative expenses increased by approximately $9 million, net, for the year ended December 31, 2017 as compared with 2016, primarily due to costs associated with growth initiatives, including incentive and compensation expense as well as the timing of legal matters and other settlements. Overall, for the year ended December 31, 2017, general and administrative expenses as a percentage of revenue improved by 90 basis points as compared with the same period in the prior year due primarily to improvements in overhead cost utilization from higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $61 million in 2017, or 0.9% of revenue, as compared with $51 million, or 1.0% of revenue in 2016, an increase of $10 million, or 20.3%. The increase was driven primarily by higher levels of financing costs, including discount charges on financing arrangements, as well as an increase in interest expense on our Credit Facility, due primarily to higher levels of borrowings in 2017 as compared with 2016.
Equity in (earnings) losses of unconsolidated affiliates.  Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the year ended December 31, 2017, equity in earnings from unconsolidated affiliates of $21 million related to our investments in the Waha JVs, which commenced operations in 2017. Equity in earnings from unconsolidated affiliates for the year ended December 31, 2016 totaled approximately $4 million and related to expected recoveries from our interests in certain pre-acquisition equity investments of Pacer, of which the remaining investment is in the final stage of liquidation as of December 31, 2017.
Other income, net. Other income, net, was $13 million in 2017, as compared with $7 million in 2016. Other income, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals, certain purchase accounting adjustments, and restructuring charges related to losses on disposal of excess fixed assets. Gains on sales of equipment totaled approximately $7 million in 2017 as compared with $1 million in 2016. For the year ended December 31, 2017, other income, net, included $6 million of expenses related to reduced recovery expectations on a long-term note receivable due to recent bankruptcy proceedings for a former customer, as well as changes in expected recovery amounts for an investment that is in the final stages of liquidation, offset by $12 million of income from changes to estimated earn-out accruals. Other income, net, in 2016 included approximately $10 million of income related to a settlement in connection with a previously acquired business, $3 million of restructuring charges related to estimated losses on the planned disposal of fixed assets held-for-sale and $3 million of expense from changes to estimated earn-out accruals.
Provision for income taxes. Income tax expense was $23 million in 2017 as compared with $92 million in 2016, a decrease of approximately $69 million. Pre-tax income was $372 million in 2017, as compared with pre-tax income of $226 million in 2016. Income tax expense in 2017 includes a benefit of approximately $120 million in connection with the initial remeasurement of our deferred tax liabilities as a result of the 2017 Tax Act and a benefit of approximately $5 million attributable to excess tax benefits from the vesting of share-based awards. Income tax expense in 2017 also includes the effect of certain other tax credits that were recognized in 2017.
Analysis of EBITDA by segment
Communications Segment. EBITDA for our Communications segment was $247 million, or 10.2% of revenue in 2017, compared to $245 million, or 10.5% of revenue in 2016, an increase of $3 million, or 1%. Higher revenue contributed an increase of $11 million in EBITDA, offset, in part, by a decrease in EBITDA as a percentage of revenue of approximately 30 basis points, or approximately $8 million. This decrease was primarily due to the non-recurrence of a 2016 gain from a settlement in connection with a previously acquired business and certain expense reduction efforts in 2017, partially offset by production efficiencies and mix.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $402 million, or 11.5% of revenue in 2017, compared to $297 million, or 14.7% of revenue in 2016, an increase of $105 million, or 35%. Higher revenue contributed an increase of $216 million in EBITDA. As a percentage of revenue, Oil and Gas segment EBITDA decreased by approximately 320 basis points, or approximately $111 million, due to the effects of reduced project efficiencies and mix, partially offset by the non-recurrence of project losses of $14 million in 2016 on a western Canadian project and restructuring charges of approximately $6 million in 2016 related to efforts to streamline our western Canadian oil and gas operations.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $18 million, or 4.7% of revenue in 2017, as compared with negative EBITDA of $43 million, or negative 11.2% of revenue in 2016, an increase in EBITDA of approximately $60 million. The improvement in Electrical Transmission EBITDA in 2017 was due to a combination of project efficiencies and mix as well as the non-recurrence of a project loss of approximately $15 million in 2016 on a large transmission project and restructuring charges in 2016 of approximately $9 million related to efforts to streamline our operations.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $23 million in 2017, or 7.5% of revenue, as compared with EBITDA of $18 million in 2016, or 4.5% of revenue, an increase of approximately $4 million, or 24%. As a percentage of revenue, segment EBITDA improved by approximately 300 basis points due to improved project efficiencies and mix, offset, in part, by reduced cost and overhead utilization due to lower revenue.
Other Segment. EBITDA from Other businesses was $20 million in 2017 as compared with negative EBITDA of $3 million in 2016, an increase in EBITDA of approximately $22 million. Other segment EBITDA in 2017 included $21 million of equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs, which commenced operations in 2017. For the years ended December 31, 2017 and 2016, Other segment EBITDA included $8 million and $5 million, respectively, of project losses from a proportionately consolidated non-controlled Canadian joint venture. The remaining improvement in Other segment EBITDA in 2017 was driven by an increase in EBITDA from our oil and gas operations in Mexico.
Corporate. Corporate EBITDA was negative $89 million in 2017, as compared with negative EBITDA of $73 million in 2016, for a decrease in EBITDA of approximately $16 million. Corporate EBITDA in 2017 included approximately $6 million of expense related to reduced recovery expectations on a long-term note receivable due to recent bankruptcy proceedings for a former customer, as well as changes in expected recovery amounts for an investment that is in the final stages of liquidation, offset by $12 million of income from changes to estimated earn-out accruals. Other corporate expenses increased by $22 million in 2017 as compared with the same period in the prior year, primarily due to costs associated with growth initiatives, including incentive and compensation expense as well as the timing of legal matters and other settlements.
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
Other Segment. EBITDA from Other businesses was negative $3 million in 2016, as compared with negative EBITDA of $19 million in 2015, an increase in EBITDA of $16 million. Other segment EBITDA for the years ended December 31, 2016 and 2015 included $5 million and $16 million, respectively, of project losses on a proportionately consolidated non-controlled Canadian joint venture, for which we had minimal direct construction involvement. This project has experienced delays due to issues with receipt of a key material, which extended the project timeline and resulted in losses. The material was received in the second half of 2016, and this project is now expected to be substantially completed in first half of 2017. Other segment EBITDA in 2015 included $4 million of recognized unrealized losses on interest rate swaps incurred by the Waha JVs, whereas in 2016, unrecognized unrealized gains on these swaps are reflected in other comprehensive income.
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
Foreign Operations
Our foreign operations are primarily in Canada and, to a lesser extent, in Mexico. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods: non-cash stock-based compensation expense; project results from a proportionately consolidated non-controlled Canadian joint venture that was underway when we acquired Pacer in 2014, and whose sole activity involves the construction of a bridge, a business in which we do not otherwise engage, is managed by a third party, and for which we have minimal direct construction involvement and automatically terminates upon completion of the project; certain restructuring charges; charges or recoveries from multi-employer pension plan withdrawals; goodwill and intangible asset impairment; acquisition integration costs resulting from our 2014 acquisition of WesTower; Audit Committee independent investigation related costs; charges from a settlement reached during a court mandated mediation; gains or losses on equity investee interest rate swaps; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, the tax effects of the adjusted items, including non-cash stock based compensation expense, and the effects of changes in statutory tax rates, including the effects of the 2017 Tax Act. See Note 9 - Stock-Based Compensation and Other Employee Benefit Plans, Note 4 - Fair Value of Financial Instruments and Note 1 - Business, Basis of Presentation and Significant Accounting Policies, which are incorporated by reference. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry, and for non-cash stock-based compensation expense, can also be subject to volatility from changes in the market price per share of our common stock or variations in the value of shares granted. Additionally, these measures provide a baseline for analyzing trends in our underlying business. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash to service debt, fund capital expenditures and expand our business, but management does not consider the presented non-U.S. GAAP financial measures as measures of our liquidity. While EBITDA and Adjusted EBITDA are measures of our ability to generate cash, these measures exclude the cash impact of changes in our assets and liabilities as well as interest and income taxes. Net cash provided by operating activities in the consolidated statements of cash flows accounts for these changes in our assets and liabilities.
We believe these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income (loss) or diluted earnings (loss) per share, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed together with our U.S. GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA in dollar and percentage of revenue terms, for the years indicated (dollar amounts in millions). The tables below may contain slight summation differences due to rounding.

	For the Years Ended December 31,
EBITDA Reconciliation:	2017		2016		2015
Net income (loss)	$348.9	5.3%	$134.0	2.6%	$(79.7)	(1.9)%
Interest expense, net	61.0	0.9%	50.7	1.0%	48.1	1.1%
Provision for income taxes	22.9	0.3%	91.8	1.8%	12.0	0.3%
Depreciation and amortization	188.0	2.8%	164.9	3.2%	169.7	4.0%
EBITDA	$620.9	9.4%	$441.5	8.6%	$150.0	3.6%
Non-cash stock-based compensation expense	15.7	0.2%	15.1	0.3%	12.4	0.3%
Project results from non-controlled joint venture	7.9	0.1%	5.1	0.1%	16.3	0.4%
Restructuring charges	0.6	0.0%	15.2	0.3%	—	—%
Charges (recoveries) from multi-employer pension plan withdrawals	0.7	0.0%	—	—%	—	—%
Goodwill and intangible asset impairment	—	—%	—	—%	78.6	1.9%
Acquisition integration costs	—	—%	—	—%	17.8	0.4%
Audit Committee investigation related costs	—	—%	—	—%	16.5	0.4%
Court mandated mediation settlement	—	—%	—	—%	12.2	0.3%
Loss on equity investee interest rate swaps	—	—%	—	—%	4.4	0.1%
Adjusted EBITDA	$645.6	9.8%	$476.9	9.3%	$308.1	7.3%
A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment for the years indicated is as follows:

	For the Years Ended December 31,
	2017		2016		2015
EBITDA	$620.9	9.4%	$441.5	8.6%	$150.0	3.6%
Non-cash stock-based compensation expense	15.7	0.2%	15.1	0.3%	12.4	0.3%
Project results from non-controlled joint venture	7.9	0.1%	5.1	0.1%	16.3	0.4%
Restructuring charges	0.6	0.0%	15.2	0.3%	—	—%
Charges (recoveries) from multi-employer pension plan withdrawals	0.7	0.0%	—	—%	—	—%
Goodwill and intangible asset impairment	—	—%	—	—%	78.6	1.9%
Acquisition integration costs	—	—%	—	—%	17.8	0.4%
Audit Committee investigation related costs	—	—%	—	—%	16.5	0.4%
Court mandated mediation settlement	—	—%	—	—%	12.2	0.3%
Loss on equity investee interest rate swaps	—	—%	—	—%	4.4	0.1%
Adjusted EBITDA	$645.6	9.8%	$476.9	9.3%	$308.1	7.3%
Reportable Segment:
Communications	$247.9	10.2%	$245.2	10.6%	$213.1	10.8%
Oil and Gas	402.2	11.5%	303.6	15.0%	157.0	10.5%
Electrical Transmission	18.2	4.8%	(34.0)	(8.9)%	(59.2)	(17.3)%
Power Generation and Industrial	22.6	7.5%	18.3	4.5%	8.8	2.3%
Other	27.6	132.8%	2.6	16.1%	1.9	8.1%
Corporate	(72.9)	NA	(58.8)	NA	(13.5)	NA
Adjusted EBITDA	$645.6	9.8%	$476.9	9.3%	$308.1	7.3%
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The table below, which may contain slight summation differences due to rounding, reconciles reported net income (loss) and reported diluted earnings (loss) per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Years Ended December 31,
	2017		2016		2015
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share (b)
Reported U.S. GAAP measure	$348.9	$4.22	$134.0	$1.61	$(79.7)	$(0.98)
Adjustments:
Non-cash stock-based compensation expense	15.7	0.19	15.1	0.19	12.4	0.15
Project results from non-controlled joint venture	7.9	0.10	5.1	0.06	16.3	0.20
Restructuring charges	0.6	0.01	15.2	0.19	—	—
Charges (recoveries) from multi-employer pension plan withdrawals	0.7	0.01	—	—	—	—
Goodwill and intangible asset impairment	—	—	—	—	78.6	0.97
Acquisition integration costs	—	—	—	—	17.8	0.22
Audit Committee investigation related costs (c)	—	—	—	—	17.4	0.21
Court mandated mediation settlement	—	—	—	—	12.2	0.15
Loss on equity investee interest rate swaps	—	—	—	—	4.4	0.05
Total adjustments, pre-tax	$24.8	$0.30	$35.4	$0.44	$159.0	$1.95
Income tax effect of adjustments (a)	(11.6)	(0.14)	(11.7)	(0.14)	(30.8)	(0.38)
Effect of changes in statutory tax rates	(120.1)	(1.46)	—	—	2.8	0.03
Adjusted non-U.S. GAAP measure	$241.9	$2.92	$157.7	$1.90	$51.4	$0.64

(a)
Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of share-based compensation expense, which included a net tax benefit of $5.4 million in 2017 related to the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related items, the incremental statutory tax rate of the jurisdictions pertaining to each adjustment, and taking into consideration their effect on pre-tax income. For the year ended December 31, 2017, 2016 and 2015 our consolidated effective tax rates, as reported were 6.2%, 40.6% and negative 17.6%, respectively, and as adjusted, were 39.0%, 39.6%, and 43.7%, respectively.

(b)
For the year ended December 31, 2015, because the reported loss, on an adjusted basis is income, we included an additional 0.6 million weighted average common stock equivalents in our diluted share count to calculate adjusted diluted earnings per share for the respective period.

(c)
Audit Committee investigation related costs for the year ended December 31, 2015 include approximately $1 million, pre-tax, of consent solicitation agent fees recorded within interest expense, net, related to the delay in filing of our 2014 Form 10-K and first quarter 2015 Form 10-Q.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, earn-out obligations, equity investment funding requirements, debt service and income taxes. We also evaluate opportunities for strategic acquisitions and investments from time to time, and we may consider opportunities to borrow additional funds, or to repurchase, refinance or retire outstanding debt or repurchase additional shares of our outstanding common stock in the future, any of which may require our use of cash.
Capital Expenditures. For the year ended December 31, 2017, we spent approximately $123 million on capital expenditures, or $103 million net of asset disposals, and incurred approximately $155 million of equipment purchases under capital lease and other financing arrangements. We estimate that we will spend approximately $220 million to $240 million on capital expenditures, or approximately $200 million to $220 million, net of asset disposals in 2018, and expect to incur approximately $110 million to $130 million of equipment purchases under capital lease or other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the year ended December 31, 2017, we used $116 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future earn-out obligations as of December 31, 2017 was approximately $117 million. Of this amount, $22 million represents the liability for earn-out obligations that have been earned. The remainder is management’s estimate of potential earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. During the years ended December 31, 2017, 2016 and 2015, we made payments of $19 million, $20 million and $48 million, respectively, related to earn-out obligations, including certain earn-outs that, under previous acquisition guidance, were recorded as goodwill and accrued as earned. For the year ended December 31, 2017, we recognized a reduction in the estimated fair value of future earn-out obligations for acquired businesses of approximately $12 million and in 2016, we recognized a net increase in the estimated fair value of future earn-out obligations of approximately $3 million.
Income Taxes. Tax payments, net of tax refunds, were approximately $79 million, $59 million and $3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our tax payments vary from period to period with changes in taxable income and earnings. The increase in tax payments in 2017 resulted from higher taxable income. Pre-tax income in 2017 was $372 million as compared with pre-tax income of $226 million in 2016.
In December 2017, the 2017 Tax Act was enacted and included broad tax reforms that are applicable to us. Under the provisions of the 2017 Tax Act, the U.S. corporate tax rate decreased from 35% to 21% effective January 1, 2018, which we believe will decrease our effective tax rate and the amount of income taxes we are required to pay in the future. We completed an initial remeasurement of our deferred tax assets and liabilities as of December 31, 2017 as a result of this new tax law, which resulted in a non-cash tax benefit of $120 million for the year ended December 31, 2017.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of December 31, 2017, we expect that substantially all of our costs and earnings in excess of billings (“CIEB”) will be billed to customers in the normal course of business within the next 12 months. Accounts receivable balances, which consist of contract billings as well as CIEB and retainage, increased to $1.6 billion as of December 31, 2017 from $1.2 billion as of December 31, 2016, due primarily to higher levels of revenue and project activity, as well as an increase in our days sales outstanding, as discussed below.
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
Sources and Uses of Cash
As of December 31, 2017, we had $889 million in working capital, defined as current assets less current liabilities, as compared with $562 million as of December 31, 2016, an increase of approximately $326 million. Total cash and cash equivalents of $40 million as of December 31, 2017 increased by approximately $2 million from total cash and cash equivalents of $39 million as of December 31, 2016.
Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$156.3	$205.6	$367.4
Net cash used in investing activities	$(272.7)	$(141.0)	$(128.7)
Net cash provided by (used in) financing activities	$118.2	$(29.5)	$(258.9)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, CIEB, accounts payable and accrued expenses and billings in excess of costs and earnings (“BIEC”), all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the year ended December 31, 2017 was $156 million, as compared with $206 million in 2016. The decrease in cash flow from operations was due primarily to increased investment in working capital from higher levels of revenue and project activity. Net changes in assets and liabilities had a negative effect on cash provided by operating activities of $287 million, which was offset, in part, by an increase in net income of $215 million and an increase in the effect of non-cash adjustments of $23 million.
Our days sales outstanding (“DSO”), net of BIEC, was 81 as of December 31, 2017, as compared with 68 as of December 31, 2016. The increase in DSO, net of BIEC, for the year ended December 31, 2017 was primarily related to changes in project timing. DSO, net of BIEC, is calculated as accounts receivable, net, less BIEC, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to timing of collections and settlements, changes in project and customer mix, timing of project close-outs and retainage collections and the effect of working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities increased by $132 million to $273 million in 2017 from $141 million in 2016. For the year ended December 31, 2017, payments for acquisitions, net of cash acquired, totaled $116 million, as compared with $4 million in 2016, an increase of $112 million as a result of our 2017 acquisitions. Payments for other investments, which relates primarily to our equity investment in the Waha JVs, was $77 million in 2017, as compared with $32 million in 2016, for a net increase in cash used in investing activities of $45 million. We have $19 million in remaining letters of credit issued as collateral for the Waha JVs as of December 31, 2017. Proceeds from other investments of $24 million in 2017 related to recoveries from an equity method investment that is in the final stages of liquidation and is being managed by a receiver. In addition, we spent $123 million on capital expenditures, or $103 million, net of asset disposals, for the year ended December 31, 2017, as compared with capital expenditures of $117 million, or $106 million, net of asset disposals, in 2016, for a decrease in cash used in investing activities of $3 million.
Financing Activities. Net cash provided by financing activities for the year ended December 31, 2017 was $118 million, as compared with $29 million of net cash used in financing activities in the prior year, for an increase in cash provided by financing activities of approximately $148 million. Credit facility-related activity, net, for the year ended December 31, 2017, totaled $242 million of borrowings, net of repayments as compared with $54 million in 2016, for an increase in cash provided by financing activities from credit facility-related activities, net, of approximately $187 million, which increase was partially offset by payments of $6 million for Credit Facility-related financing costs in 2017. In addition, in 2017, we paid $23 million to holders of our non-controlling interests, primarily as consideration to acquire the remaining interests of one of these entities. Payments of acquisition-related contingent consideration totaled $19 million in 2017 as compared with $20 million in 2016. Payments related to share-based compensation, net, of $3 million in 2017 related to payments of income tax withholdings on share-based awards, whereas proceeds from share-based compensation of $4 million in 2016 related to employee share purchases under our employee stock purchase plan, as well as proceeds from option exercises, net of amounts paid for income tax withholdings.
Senior Secured Credit Facility
We have a senior secured credit facility (the “Credit Facility”). Aggregate borrowing commitments under the Credit Facility total approximately $1.5 billion, composed of $1.1 billion of revolving commitments and a term loan totaling $0.4 billion. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity investments, potential acquisitions or other strategic arrangements, the repurchase or prepayment of indebtedness and share repurchases.
We are dependent upon borrowings and letters of credit under the Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants. For additional information regarding the terms of our Credit Facility, see Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
4.875% Senior Notes
We have $400 million of 4.875% senior notes due March 15, 2023 (our “4.875% Senior Notes”) outstanding, which were issued in 2013 in a registered public offering. The 4.875% Senior Notes are guaranteed by certain of our subsidiaries and are subject to certain provisions and covenants, as more fully described in Note 7 - Debt and Note 17 - Supplemental Guarantor Condensed Consolidating Financial Information in the notes to the audited consolidated financial statements, which are incorporated by reference.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of December 31, 2017.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.

Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2017 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Senior secured credit facility	$774.6	$20.0	$40.0	$714.6	$—
4.875% Senior Notes	400.0	—	—	—	400.0
Other debt obligations	25.8	4.8	—	21.0	—
Capital leases	181.2	63.5	82.5	35.2	—
Operating leases	243.7	90.7	91.2	31.5	30.3
Earn-out obligations (a)	22.0	22.0	—	—	—
Interest (b)	223.2	51.9	96.1	70.3	4.9
Total	$1,870.5	$252.9	$309.8	$872.6	$435.2

(a)
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made either in cash or in MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these earn-out payments, we have only included earn-out obligations that we expect will be paid in cash and have been earned as of December 31, 2017.

(b)
Represents expected future interest payments on debt and capital lease obligations outstanding as of December 31, 2017, and does not include potential letter of credit or commitment fees associated with our senior secured credit facility. With the exception of our credit facilities, including our term loan, all of our debt instruments are fixed rate interest obligations.

Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with certain indemnification and guarantee arrangements and obligations relating to our equity investments, including our variable interest entities. Refer to Note 14 - Commitments and Contingencies, Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions in the notes to the audited consolidated financial statements, which are incorporated by reference.
Impact of Inflation
The primary inflationary factors affecting our operations are labor and fuel costs, and to a lesser extent, material costs. In times of low unemployment, our labor costs may increase due to shortages in the supply of skilled labor. Additionally, the prices of oil and gas are subject to unexpected fluctuations due to events outside of our control, including geopolitical events and fluctuations in global supply and demand, which have caused volatility in the oil and gas markets in recent years. We closely monitor inflationary factors and any impact they may have on our operating results or financial condition.
Recently Issued Accounting Pronouncements
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2017, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our Term Loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of December 31, 2017, we had $378 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 3.69% and a term loan with a balance of $397 million with an interest rate of 3.07%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $7 million for the year ended December 31, 2017.
As of December 31, 2017, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $181 million of capital lease obligations, which accrued interest at a weighted average interest rate of approximately 3.5%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

Foreign Currency Risk
Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 3% of our total revenue for the year ended December 31, 2017. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations in 2017. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the year ended December 31, 2017, foreign currency translation gains totaled approximately $2 million and related primarily to our Canadian operations.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of December 31, 2017. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the audited consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MasTec, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
Certified Public Accountants

We have served as the Company’s auditor since 2004.
Miami, Florida

February 27, 2018

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenue	$6,606,978	$5,134,703	$4,208,330
Costs of revenue, excluding depreciation and amortization	5,745,307	4,442,125	3,721,303
Depreciation and amortization	188,049	164,915	169,662
Goodwill and intangible asset impairment	—	—	78,625
General and administrative expenses	275,103	261,433	265,910
Interest expense, net	61,011	50,734	48,055
Equity in (earnings) losses of unconsolidated affiliates	(21,328)	(3,528)	7,978
Other income, net	(12,990)	(6,795)	(15,457)
Income (loss) before income taxes	$371,826	$225,819	$(67,746)
Provision for income taxes	(22,942)	(91,784)	(11,957)
Net income (loss)	$348,884	$134,035	$(79,703)
Net income (loss) attributable to non-controlling interests	1,671	2,772	(593)
Net income (loss) attributable to MasTec, Inc.	$347,213	$131,263	$(79,110)

Earnings (loss) per share (Note 2):
Basic earnings (loss) per share	$4.29	$1.63	$(0.98)
Basic weighted average common shares outstanding	80,903	80,372	80,489

Diluted earnings (loss) per share	$4.22	$1.61	$(0.98)
Diluted weighted average common shares outstanding	82,325	81,394	80,489

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss)	$348,884	$134,035	$(79,703)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	1,627	2,585	(38,347)
Unrealized gains on equity investee activity, net of tax	475	3,952	—
Comprehensive income (loss)	$350,986	$140,572	$(118,050)
Comprehensive income (loss) attributable to non-controlling interests	1,671	2,772	(593)
Comprehensive income (loss) attributable to MasTec, Inc.	$349,315	$137,800	$(117,457)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$40,326	$38,767
Accounts receivable, net	1,598,015	1,156,031
Inventories, net	76,992	111,031
Prepaid expenses	101,270	41,548
Other current assets	35,763	55,109
Total current assets	$1,852,366	$1,402,486
Property and equipment, net	706,506	549,084
Goodwill, net	1,137,738	995,874
Other intangible assets, net	191,142	179,711
Other long-term assets	178,824	55,977
Total assets	$4,066,576	$3,183,132
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$87,866	$64,600
Accounts payable	377,954	363,668
Accrued salaries and wages	89,087	67,126
Other accrued expenses	148,971	112,291
Billings in excess of costs and earnings	194,494	161,459
Other current liabilities	65,455	70,846
Total current liabilities	$963,827	$839,990
Long-term debt	1,280,706	961,379
Deferred income taxes	204,518	178,355
Other long-term liabilities	184,172	99,774
Total liabilities	$2,633,223	$2,079,498
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 90,935,584 and 90,634,771 (including 1,421,041 and 1,927,286 of unvested stock awards) as of December 31, 2017 and December 31, 2016, respectively	9,094	9,063
Capital surplus	775,387	788,914
Retained earnings	857,154	509,941
Accumulated other comprehensive loss	(63,712)	(65,814)
Treasury stock, at cost: 8,132,811 shares and 8,094,004 shares as of December 31, 2017 and 2016, respectively	(147,124)	(145,573)
Total MasTec, Inc. shareholders’ equity	$1,430,799	$1,096,531
Non-controlling interests	$2,554	$7,103
Total equity	$1,433,353	$1,103,634
Total liabilities and equity	$4,066,576	$3,183,132

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	87,614,955	$8,762	(2,876,311)	$(45,573)	$756,688	$457,788	$(34,004)	$1,143,661	$4,414	$1,148,075
Net loss						(79,110)		(79,110)	(593)	(79,703)
Other comprehensive loss							(38,347)	(38,347)		(38,347)
Non-cash stock-based compensation					12,395			12,395		12,395
Income tax effect from stock-based compensation					(597)			(597)		(597)
Exercise of stock options	81,971	8			536			544		544
Issuance of restricted shares	446,874	45			(45)			—		—
Other stock issuances, net of shares withheld for taxes	53,674	5			1,019			1,024		1,024
Acquisition of treasury stock, at cost			(5,217,693)	(100,000)				(100,000)		(100,000)
Balance as of December 31, 2015	88,197,474	$8,820	(8,094,004)	$(145,573)	$769,996	$378,678	$(72,351)	$939,570	$3,821	$943,391
Net income						131,263		131,263	2,772	134,035
Other comprehensive income							6,537	6,537		6,537
Non-cash stock-based compensation					15,072			15,072		15,072
Income tax effect from stock-based compensation					(107)			(107)		(107)
Exercise of stock options	202,700	20			2,033			2,053		2,053
Issuance of restricted shares	2,115,672	212			(212)			—		—
Other stock issuances, net of shares withheld for taxes	118,925	11			2,132			2,143		2,143
Other activity, net								—	510	510
Balance as of December 31, 2016	90,634,771	$9,063	(8,094,004)	$(145,573)	$788,914	$509,941	$(65,814)	$1,096,531	$7,103	$1,103,634
Net income						347,213		347,213	1,671	348,884
Other comprehensive income							2,102	2,102		2,102
Non-cash stock-based compensation					15,656			15,656		15,656
Issuance of restricted shares	393,570	39			(39)			—		—
Shares withheld for taxes, net of other share activity	(92,757)	(8)			(3,077)			(3,085)		(3,085)
Acquisition of treasury stock, at cost			(38,807)	(1,551)				(1,551)	—	(1,551)
Distributions to non-controlling interests								—	(1,280)	(1,280)
Purchase of non-controlling interests					(26,067)			(26,067)	(4,940)	(31,007)
Balance as of December 31, 2017	90,935,584	$9,094	(8,132,811)	$(147,124)	$775,387	$857,154	$(63,712)	$1,430,799	$2,554	$1,433,353

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$348,884	$134,035	$(79,703)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	188,049	164,915	169,662
Goodwill and intangible asset impairment	—	—	78,625
Non-cash interest expense, net	3,100	2,994	2,633
Non-cash stock-based compensation expense	15,656	15,072	12,395
Provision for (benefit from) deferred income taxes	18,277	(3,935)	3,925
Equity in (earnings) losses of unconsolidated affiliates	(21,328)	(3,528)	7,978
(Gains) losses on sales of assets, net, including fixed assets held-for-sale	(5,935)	1,957	(8,191)
Other non-cash items, net	7,222	4,700	1,480
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(417,491)	(246,419)	362,275
Inventories	36,187	(22,232)	22,356
Other assets, current and long-term portion	(117,091)	44,650	(11,241)
Accounts payable and accrued expenses	54,342	66,078	(162,441)
Billings in excess of costs and earnings	46,075	12,131	(5,085)
Book overdrafts	(10,459)	4,069	4,699
Other liabilities, current and long-term portion	10,775	31,106	(31,954)
Net cash provided by operating activities	$156,263	$205,593	$367,413
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(115,995)	(4,102)	(148)
Capital expenditures	(123,412)	(117,114)	(84,410)
Proceeds from sale of property and equipment	19,963	11,239	13,932
Payments for other investments	(77,105)	(32,169)	(127,480)
Proceeds from other investments	23,801	1,125	69,406
Net cash used in investing activities	$(272,748)	$(141,021)	$(128,700)
Cash flows from financing activities:
Proceeds from credit facilities	2,699,047	1,681,424	1,702,431
Repayments of credit facilities	(2,457,293)	(1,627,129)	(1,742,077)
Repayments of other borrowings, net	(3,350)	(10,694)	(13,843)
Payments of capital lease obligations	(67,740)	(57,980)	(57,095)
Payments of acquisition-related contingent consideration	(18,843)	(19,822)	(47,523)
Payments to non-controlling interests, including acquisition of interests and distributions	(22,728)	—	—
(Payments for) proceeds from stock-based awards, net	(3,085)	4,200	1,566
Repurchase of common stock	(1,552)	—	(100,000)
Other financing activities, net	(6,301)	515	(2,379)
Net cash provided by (used in) financing activities	$118,155	$(29,486)	$(258,920)
Effect of currency translation on cash	(111)	(1,303)	1,132
Net increase (decrease) in cash and cash equivalents	1,559	33,783	(19,075)
Cash and cash equivalents - beginning of period	38,767	4,984	24,059
Cash and cash equivalents - end of period	$40,326	$38,767	$4,984

Supplemental cash flow information:
Interest paid	$59,157	$47,698	$47,405
Income taxes paid, net of refunds	$78,653	$59,342	$2,536
Supplemental disclosure of non-cash information:
Additions to acquisition-related contingent consideration	$102,534	$—	$—
Equipment acquired under capital lease and financing arrangements	$150,055	$25,092	$23,817
Accrued capital expenditures	$4,716	$1,582	$3,164

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
Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. As of December 31, 2017, the Company determined that certain of its investment arrangements were VIEs; however, because it does not have the power to direct the primary activities that most significantly impact the economic performance of these VIEs, the Company is not the primary beneficiary, and accordingly, has not consolidated these VIEs.
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
Management Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions, the results of which form the basis of making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Key estimates include: the recognition of revenue and project profit or loss, which the Company defines as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete and the amount of probable contract price adjustments; allowances for doubtful accounts; fair value estimates, including those related to business acquisitions, valuations of goodwill and intangible assets, acquisition-related contingent consideration and equity investments; asset lives used in computing depreciation and amortization; fair values of financial instruments; self-insurance liabilities; other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from those estimates.
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

The Company frequently provides services under unit price or fixed price master service or other service agreements. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects performed under master service and other service agreements totaled 36%, 43% and 48% of consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. The Company also performs services under master and other service agreements on a fixed fee basis, under which MasTec furnishes specified units of service for a fixed price per unit of service and revenue is recognized as the services are rendered. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized using the percentage-of-completion method, under which the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.
The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized. For both the years ended December 31, 2017 and 2016, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2016 and 2015, respectively. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are completed within one year.
The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats such costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, and defers costs or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2017 and 2016, the Company had approximately $146 million and $17 million, respectively, of change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings or billed accounts receivable, as appropriate, represent management’s best estimate of contract revenue that has been earned and that management believes is probable of collection. As of both December 31, 2017 and 2016, these change orders were primarily related to contracts in the Oil and Gas segment. Revenue related to unapproved change orders totaled approximately $142 million and $4 million, respectively, for the years ended December 31, 2017 and 2016. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.
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
Cash and Cash Equivalents
Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents, which are carried at fair value. On a daily basis, available funds are swept from the Company’s depository accounts into a concentration account and used to repay outstanding revolving loans under the Company’s senior secured credit facility. Cash balances maintained by certain operating subsidiaries and by entities that are proportionately consolidated that are not swept into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. Included in the Company’s cash balances as of December 31, 2017 and 2016 are amounts held by entities that are proportionately consolidated totaling $17.3 million and $7.7 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment.

Outstanding checks that have not yet cleared through the banking system represent book overdrafts, which are classified within accounts payable. There are no compensating balance requirements associated with the Company’s depository accounts and there are no other restrictions on the transfer of cash associated with the Company’s depository accounts. As of December 31, 2017 and 2016, book overdrafts totaled $30.0 million and $39.9 million, respectively.
Inventories
Inventories consist of materials and supplies for construction and installation projects, which are valued at the lower of cost or net realizable value using either the average cost or specific identification methods of costing. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could result in an impairment of the value of materials purchased. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon specific facts and circumstances and market conditions. As of December 31, 2017 and 2016, inventory obsolescence reserves were $7.7 million and $3.5 million, respectively.
Long-Lived Assets
The Company’s long-lived assets consist primarily of property and equipment and finite-lived intangible assets. Property and equipment are recorded at cost, or, if acquired in a business combination, at the acquisition date fair value. Certain costs incurred in connection with developing or obtaining internal-use software are capitalized within office furniture and equipment. Depreciation and amortization of long-lived assets is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in other income or expense. When the Company identifies assets to be sold, those assets are valued based on their estimated fair value less costs to sell, classified as held-for-sale and depreciation is no longer recorded. Estimated losses on disposal are included within other expense. Acquired intangible assets that have finite lives are amortized over their useful lives, which are generally based on contractual or legal rights. Finite-lived intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed.
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. Other than certain asset write-downs as discussed within “Restructuring Activities” within this Significant Accounting Policies section, for the three years in the period ended December 31, 2017, there were no material impairment charges associated with long-lived assets.
Goodwill and Indefinite-Lived Intangible Assets
The Company has goodwill and certain indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. The Company performs its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, and on a quarterly basis, management monitors these assets for potential impairment triggers. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) have a segment manager regularly review the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. Other than the Company’s Electrical Transmission operating segment, and, beginning in 2017, one reporting unit within the Company’s Power Generation and Industrial operating segment, each of the Company’s reporting units comprises one component. For each of the three years in the period ended December 31, 2017, the Company combined the components of its Electrical Transmission operating segment, and, for the year ended December 31, 2017, combined two components within the Power Generation and Industrial operating segment, into one reporting unit based on review of the components’ operations, which indicated economic similarities and shared operational, sales and general and administrative resources across those components.
For each of the three years in the period ended December 31, 2017, management performed a qualitative assessment for its goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
2017 Assessment. Based on the results of the qualitative assessments for the year ended December 31, 2017, quantitative testing was performed for the Company’s Electrical Transmission operating segment, for one reporting unit in the Company’s Power Generation and Industrial operating segment, and for two reporting units within the Oil and Gas operating segment due to a combination of lower than expected success rates on new project awards, certain market conditions, including market project deferrals, and reduced levels of operating productivity. For these reporting units, management performed a two-step quantitative goodwill impairment test. Management estimated their respective fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies. Under the income approach, a discounted cash flow methodology was used, including: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Estimated discount rates were determined using the Company’s average cost of capital at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually, which are greater than the risks inherent in the Company as a whole. In 2017, significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3.5%, five to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 13.0% to 15.5%. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the business models of its reporting units and within its industry.
Based on the results of the quantitative assessment, the estimated fair values of the Electrical Transmission operating segment and the reporting unit in the Power Generation and Industrial operating segment were determined to substantially exceed their carrying values. Additionally, the two reporting units in the Oil and Gas segment, which have approximately $65 million and $15 million of goodwill, had estimated fair values in excess of their carrying values by approximately 10% and 19%, respectively. A 100 basis point increase in the discount rate would not have resulted in the reporting units’ carrying values exceeding their fair values.
Management also performed quantitative testing during 2017 for indefinite-lived pre-qualification intangible assets in the Oil and Gas and Electrical Transmission operating segments. Management estimated the fair values of these intangible assets using a cost methodology, incorporating estimates of the opportunity cost associated with the assets’ loss based on discounted cash flows over a two to four-year period. The impairment tests incorporated estimated discount rates ranging from 13.0% to 14.0%. Based on the results of this assessment, management determined that the estimated fair value of the indefinite-lived pre-qualification intangible asset in the Oil and Gas operating segment, which has a carrying value of approximately $45 million, exceeded its carrying value by approximately 19%, and a 100 basis point increase in the discount rate would not have resulted in this asset’s carrying value exceeding its fair value. The estimated fair value of the indefinite-lived pre-qualification intangible asset in the Electrical Transmission operating segment was determined to substantially exceed its carrying value.
Management also performed quantitative testing during 2017 for an indefinite-lived trade name intangible asset in the Power Generation and Industrial operating segment. Management estimated the fair value of the intangible asset using an income approach, incorporating estimates of discounted cash flows over a five-year period prior to the terminal value. The impairment test incorporated an estimated discount rate of 14%. Based on the results of this assessment, management determined that the estimated fair value of the indefinite-lived trade name intangible asset in the Power Generation and Industrial operating segment substantially exceeded its carrying value.
2016 Assessment. Based on the qualitative assessments for the year ended December 31, 2016, quantitative testing was performed for two reporting units within the Oil and Gas operating segment and for the Electrical Transmission operating segment. Management performed a two-step quantitative goodwill impairment test and estimated their respective fair values using a combination of market and income approaches. In 2016, significant assumptions used in testing the reporting units included terminal values based on terminal growth rates ranging from 3.0% to 3.5%, nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 13.0% to 14.5%, which management believes were reflective of the risks inherent in the business models of its reporting units and within its industry.
In 2016, the estimated fair value of the Electrical Transmission operating segment exceeded its carrying value by approximately 5%. A 100 basis point increase in the discount rate would have resulted in the Electrical Transmission operating segment carrying value exceeding fair value. As of December 31, 2016, the Electrical Transmission operating segment had approximately $150 million of goodwill. Additionally, as of December 31, 2016, for one of the reporting units in the Oil and Gas operating segment for which a quantitative impairment test was performed, the estimated fair value exceeded its carrying value by approximately 11%, and a 100 basis point increase in the discount rate would not have resulted in the reporting unit’s carrying value exceeding its fair value. This reporting unit has approximately $15 million of goodwill. The estimated fair value of the other reporting unit in the Oil and Gas segment for which a quantitative impairment test was performed was determined to substantially exceed its carrying value.
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
2015 Assessment. Based on the qualitative assessments for the year ended December 31, 2015, quantitative testing was performed for four reporting units, three in the Oil and Gas operating segment and for the Electrical Transmission operating segment. Significant assumptions used in testing the reporting units included terminal values based on terminal growth rates ranging from 3.0% to 3.5%, nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 12.0% to 14.0%.
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
As of December 31, 2017 and 2016, management believes that its recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, significant changes in the assumptions or estimates used in the Company’s impairment analyses, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in future periods.
Valuation of Net Assets Acquired and Earn-Out Liabilities
The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values are calculated using expected cash flows and industry-standard valuation techniques. For current assets and current liabilities, book value is generally assumed to equal fair value. Goodwill is the amount by which consideration paid exceeds the fair value of acquired net assets. Acquisition costs, including acquisition integration costs, are expensed as incurred and are included within general and administrative expenses in the consolidated statements of operations.
Consideration paid generally consists of cash, common stock and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “acquisition-related contingent consideration” or “earn-out” payments. Earn-out liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded within other income or expense in the consolidated statements of operations. Fair value as of the date of acquisition is estimated based on projections of expected future cash flows of the acquired business. Subsequent to the date of acquisition, if future earn-out payments are expected to exceed earn-out payments estimated as of the date of acquisition, then a loss would be recognized in the period in which that expectation is considered probable. Conversely, if future earn-out payments are expected to be less than earn-out payments estimated as of the date of acquisition, a gain would be recognized in the period in which that expectation is considered probable. Acquisition-related contingent consideration is included within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition based on the final net assets and net working capital of the acquired business, as prescribed in the applicable purchase agreements. Such adjustments may result in the recognition of, or adjust the fair values of, acquisition-related assets and liabilities and/or consideration paid. For the year ended December 31, 2017, measurement period adjustments included certain adjustments to the preliminary estimates of intangible assets and acquisition-related contingent consideration, and resulted in a net increase of approximately $2.7 million in estimated goodwill for businesses acquired in 2017. Fair value adjustments resulting from circumstances that developed after the date of acquisition are reflected as income or expense, as appropriate, in the period the adjustment is considered probable.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, equity investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration and debt obligations.
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
Deferred Financing Costs
Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as a deduction from the carrying amount of the related debt instrument, including the Company’s credit facility. Deferred financing costs are amortized over the terms of the related debt instruments using the effective interest method. For the year ended December 31, 2017, deferred financing costs totaled $6.3 million. Deferred financing costs were de minimis in 2016, and for the year ended December 31, 2015, totaled $2.4 million. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $3.3 million, $3.2 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015. Deferred financing costs, net of accumulated amortization, totaled $13.0 million and $9.8 million as of December 31, 2017 and 2016, respectively.
Self-Insurance
The Company is self-insured up to the amount of its deductible for its insurance policies. MasTec maintains insurance policies subject to per claim deductibles of $1.5 million for its workers’ compensation policy, $3.0 million for its general liability policy and $3.0 million for its automobile liability policy. The Company has excess umbrella coverage up to $100.0 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses of $0.5 million. MasTec’s liability for employee group medical claims is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is also required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states. Cash collateral deposited with insurance carriers is included in other long-term assets in the consolidated balance sheets.
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
Income Taxes
The Company records income taxes using the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of the Company’s assets and liabilities. Income taxes are estimated in each of the jurisdictions in which the Company operates. This process involves estimating the tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets as net long-term assets and/or liabilities, as appropriate. The recording of a deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance is recorded to reduce the asset to its estimated net realizable value. If management determines that the Company may not be able to realize all or part of a deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged to income tax expense in the period the determination is made. Management considers future pretax income and ongoing prudent and feasible tax planning strategies in assessing the estimated net realizable value of tax assets and the corresponding need for a valuation allowance.
The Company adopted Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) effective January 1, 2017, which changed the classification requirements for deferred tax assets and liabilities. ASU 2015-17 requires long-term classification of all deferred tax assets and liabilities, rather than separately classifying deferred tax assets and liabilities based on their net current and non-current amounts, as was required under the previous guidance. The adoption of ASU 2015-17, which was adopted on a prospective basis, did not have a material effect on the Company’s consolidated financial statements.
In determining the provision for income taxes, management uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which the Company operates. Significant factors that affect the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. In December 2017, the 2017 Tax Act was enacted, which includes broad tax reforms that are applicable to the Company. Under the provisions of the 2017 Tax Act, the U.S. corporate tax rate decreased from 35% to 21% effective January 1, 2018. As a result, the Company’s U.S. deferred income tax balances were required to be remeasured in 2017. The Company completed an initial remeasurement of its deferred tax assets and liabilities as of December 31, 2017 as a result of this new tax law, which resulted in a non-cash tax benefit of $120.1 million for the year ended December 31, 2017. The 2017 Tax Act significantly changes how the U.S. taxes corporations for years after 2017, and requires complex computations to be performed that were not previously required under U.S. tax law. The provisions of the 2017 Tax Act will require significant judgments and estimates to be made, and management’s interpretations of these provisions could differ from those of the U.S. Treasury Department or the IRS, which has yet to promulgate most regulations implementing the 2017 Tax Act. As management completes its analysis of the 2017 Tax Act, adjustments to the provisional amounts that have been recorded may be required, which could materially affect the Company’s provision for income taxes in the period of adjustment. As of December 31, 2017, the Company has not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings are considered to be insignificant.
The Company and its subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of income tax examinations could be materially different from the resolution management currently anticipates and the estimates that are reflected in the consolidated financial statements, which could materially affect the Company’s results of operations in a particular period. To the extent interest and penalties are assessed by taxing authorities, such amounts are accrued and included within income tax expense.
Stock-Based Compensation
The Company has certain stock-based compensation plans, under which restricted stock awards and restricted stock units (together “restricted shares”) are available for issuance to eligible employees and directors. Non-cash stock-based compensation expense is included within general and administrative expense in the consolidated statements of operations. Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values. Forfeitures are recorded as they occur. The Company records a deferred tax asset, or future tax benefit, based on the amount of share-based compensation recognized in the financial statements over the vesting period of share-based awards.
The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) effective January 1, 2017, which changed the accounting for excess tax benefits and deficiencies, which represent the tax effect of differences between the fair value of a share-based award on the date of vesting and the date of grant. Under ASU 2016-09, excess tax benefits or tax deficiencies are recognized in the income statement, rather than as additional paid-in-capital as under the previous guidance, and are presented as operating cash flows, rather than as a financing activity. Additionally, this ASU allowed companies to account for forfeitures of share-based payments as they occur, and increased the amount of tax that can be withheld by an employer for employee tax withholdings without resulting in liability classification of an award. Payments to taxing authorities for such employee withholdings are required to be presented as financing activities in the consolidated statements of cash flows. The provisions of ASU 2016-09 that were applicable to the Company were adopted on a prospective basis. The requirement to classify payments to taxing authorities for employee withholdings as a financing activity was consistent with the Company’s existing methodology, therefore did not result in a change. The adoption of ASU 2016-09 is expected to result in volatility in income tax expense given that excess tax benefits and deficiencies are recognized in income tax expense in the periods in which they occur. The other components of this ASU did not have a material effect on the consolidated financial statements. See Note 2 - Earnings Per Share, Note 9 - Stock-Based Compensation and Other Employee Benefit Plans and Note 12 - Income Taxes for additional information.
Grants of restricted shares are valued based on the closing market share price of MasTec’s common stock as reported on the New York Stock Exchange (the “market price”) on the date of grant. Compensation expense arising from restricted shares is recognized on a straight line basis over the vesting period. Grants of restricted shares have cliff vesting terms, which generally vest over a period of 3 years. Upon vesting of share-based awards, some of the underlying shares are generally sold to cover the required withholding taxes. However, some participants may choose the net share settlement method to cover withholding tax requirements, in which case shares are not issued, but are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. In addition, shares have either been sold or withheld to cover withholding tax requirements and/or to cover the exercise price for past option exercises. Withheld shares, which are valued at the market price on the date of vesting or exercise, as applicable, are recorded as a reduction to additional paid-in capital and are reflected as a financing activity within the consolidated statements of cash flows. Shares withheld for employee taxes and the exercise price of options totaled approximately 138,519, 44,988, and 74,407 for the years ended December 31, 2017, 2016 and 2015, respectively. Total payments for employee tax obligations to taxing authorities for withheld shares were $6.2 million, $0.6 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Restructuring Activities
From time to time, the Company may incur costs to streamline its business operations. These streamlining efforts, which are designed to improve profitability, could include eliminating service offerings that no longer fit into the Company’s business plan, certain integration activities for acquired businesses, reducing or eliminating services or operations that do not produce adequate revenue or margins, or reducing costs of business units that need margin improvements. The costs associated with these efforts, which we refer to as restructuring charges, include such items as employee separation costs, lease termination expenses and losses on disposal of excess fixed assets. When these efforts are related to circumstances that are significant, unique in nature and outside of the course of the Company’s normal and periodic business streamlining efforts, the related amount of restructuring charges included within the consolidated financial statements is aggregated and accompanied by a discussion of the nature of such restructuring activities.

Restructuring charges are included within the applicable line item(s) in the consolidated statement of operations based on the nature of the expense incurred. For the year ended December 31, 2017, restructuring charges were not material. For the year ended December 31, 2016, restructuring charges related to significant streamlining actions for the Company’s electrical transmission and certain of the Company’s western Canadian oil and gas operations consisted primarily of $12.3 million of employee separation and other restructuring-type costs, including lease termination expenses, which were included within general and administrative expenses, and $2.9 million of losses on the disposal of excess fixed assets, which were included within other expense. Liabilities associated with these restructuring activities totaled $2.2 million and $5.7 million as of December 31, 2017 and 2016, respectively, and were included within various current liability accounts. Assets classified as held-for-sale totaled $1.1 million as of December 31, 2016 and were classified within other current assets.
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
New Accounting Pronouncements
Accounting Pronouncements To Be Adopted in 2018
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of this ASU is that a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use judgment and make estimates when evaluating contract terms and other relevant facts and circumstances. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued several accounting standards updates to clarify certain topics within ASU 2014-09, and to update certain other topics within the Accounting Standards Codification (“ASC”) to conform with the new guidance in Topic 606.
The Company adopted ASU 2014-09, and its related ASUs, under the modified retrospective transition approach as of January 1, 2018, which applies to all new contracts initiated on or after January 1, 2018.  For existing contracts that have not been substantially completed as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices will be recognized using a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2018.
The Company’s assessment of the effects of Topic 606 on its consolidated financial statements, financial statement disclosures, business processes, systems and controls included a detailed review of representative contracts at each of the Company’s business units and a comparison of its historical accounting policies and practices to Topic 606 as well as the information necessary to enable the preparation of the financial statements and related disclosures under the new standard, including its information technology capabilities and systems. Based on the Company’s review of its revenue arrangements, the Company expects to recognize revenue and earnings over time utilizing the cost-to-cost measure of progress for its fixed price contracts and certain master service and other service agreements, consistent with current practice.  For these contracts, the cost-to-cost measure of progress best depicts the transfer of control of goods or services to the customer under Topic 606. Contracts recognized over time are typically comprised of a single performance obligation as the promise to transfer the individual goods or services is not distinct from other promises in the contract due to the significant integration services provided by the Company in connection with its contracts. For certain contracts governed by a master service or other service agreement, revenue will be recognized at the point in time when control has been transferred to the customer, which is generally when the work order has been fulfilled, as control is not continuously transferred to the customer as the services are provided.
Contract modifications are routine in the performance of the Company’s contracts and are typically evidenced by a change order. In most instances, change orders relate to adjustments to prices and the scope of services provided, which are not distinct from the scope of services in the original contract. Therefore, change orders will typically be accounted for on a cumulative catch-up basis under Topic 606, consistent with the Company’s current practice.
The Company’s future disclosures related to revenue recognition will include information about unsatisfied performance obligations and expectations of the timing of recognition for those obligations. The disclosure pertaining to unsatisfied performance obligations will be in addition to the Company’s existing unaudited backlog disclosure, which represents the amount of revenue the Company expects to recognize over the next 18 months. The future disclosure pertaining to unsatisfied performance obligations will include the full amount of any unsatisfied performance obligations, as compared with only the amount expected to be recognized over the next 18 months, and it will exclude estimates of future revenue under master service and other service agreements. Additionally, in the future, the Company’s disclosures will reflect the amount of contract assets and contract liabilities, as calculated on a by-contract basis.
Based on the Company’s evaluation of its systems and information technology capabilities, the Company does not expect to incur significant information technology costs to modify its systems to be able to achieve the preparation and disclosure requirements of the new standard, however, has implemented targeted changes to its internal reporting processes to facilitate gathering the data needed for the reporting and disclosure requirements. The Company also implemented a training program for its business units related to implementation of Topic 606 and continues to develop the required disclosures. The Company has also implemented updates to its control processes and procedures based on changes resulting from Topic 606.

The adoption of Topic 606 is not expected to have a material effect on the timing or amount of revenue recognized as compared to current practices, or to have a material effect on the Company’s internal controls over financial reporting. Based on review of existing contracts that have not been substantially completed as of January 1, 2018, the Company has estimated that the cumulative adjustment to beginning retained earnings resulting from the adoption of Topic 606 will not be material.
Other Accounting Pronouncements To Be Adopted in 2018
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates the second step in goodwill impairment testing, which requires that goodwill impairment losses be measured as the difference between the implied value of a reporting unit’s goodwill and its carrying amount. ASU 2017-04, which the Company early adopted as of January 1, 2018, is expected to reduce the cost and complexity of impairment testing by requiring goodwill impairment losses to be measured as the excess of the reporting unit’s carrying amount, including goodwill and related goodwill tax effects, over its fair value. Beginning in 2018, if the carrying value of a reporting unit’s goodwill exceeds its implied value, the resulting amount of goodwill impairment recorded in the Company’s consolidated financial statements could differ from the amount of goodwill impairment that would have been recorded prior to adoption of this ASU. Additionally, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) in January 2017. ASU 2017-01 changes the definition of a business for purposes of evaluating whether a transaction represents an acquisition (or disposal) of assets or a business. The revised definition of a business under ASU 2017-01 will reduce the number of transactions that are accounted for as business combinations. ASU 2017-01, which the Company adopted as of January 1, 2018, is not expected to have a material effect on the consolidated financial statements.
In May 2017, FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. Limited and administrative modifications that do not change the value, vesting conditions, or classification of the award are exempt from following the modification guidance in Topic 718. This ASU, which the Company adopted as of January 1, 2018, is not expected to have a material effect on the consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the existing exception in U.S. GAAP prohibiting the recognition of the income tax consequences for intra-entity asset transfers. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers, other than for inventory, when the transfer occurs. ASU 2016-16, which the Company adopted as of January 1, 2018, will not have a material effect on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) to reduce diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU, which the Company adopted as of January 1, 2018, is effective on a retrospective basis, and will result in the reclassification of certain types of activity in the consolidated statement of cash flows, as applicable to the prior year periods, beginning in 2018. For the year ended December 31, 2017, acquisition-related contingent consideration payments in excess of acquisition date liabilities totaling approximately $12 million will be reclassified from financing to operating cash flows. Proceeds from the settlement of insurance claims related to damaged property and equipment, which are required to be reclassified from operating to investing cash flows, were not material for the years ended December 31, 2017, 2016 or 2015. The other provisions of this ASU are not expected to have a material effect on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. ASU 2016-01 requires equity investments with readily determinable fair values, except for those accounted for under the equity method of accounting or those that are consolidated, to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are permitted to be remeasured upon the occurrence of an observable price change or upon identification of an impairment. ASU 2016-01 also requires enhanced disclosures for such investments and modifies certain other disclosure requirements. This ASU, which the Company adopted as of January 1, 2018, is effective on a modified retrospective basis, with exception for the amendments related to equity investments without readily determinable fair values, which is effective prospectively. The adoption of ASU 2016-01 may result in volatility in other income (expense), net, as a result of the remeasurement requirements for equity investments; however, the Company does not expect such changes to be material. The other components of this ASU are not expected to have a material effect on the Company’s consolidated financial statements.
Other Recent Accounting Pronouncements
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 permits entities to reclassify the tax effects related to the change in the federal tax rate as a result of the 2017 Tax Act from accumulated other comprehensive income to retained earnings. The guidance may be applied retrospectively or in the period of adoption. ASU 2018-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect of this ASU on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 amends the hedge accounting model in Topic 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also simplifies certain documentation and assessment requirements. ASU 2017-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption and their effects should be reflected as of the beginning of the fiscal year of adoption. The presentation and disclosure requirements are effective on a prospective basis. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
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
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.
As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, the Company adopted ASU 2016-09 effective January 1, 2017 on a prospective basis. ASU 2016-09 changed the recognition of excess tax benefits or tax deficiencies upon the vesting of share-based payment awards from additional paid-in capital, within equity, to income tax benefit or expense, within the statement of operations. As a result, excess tax benefits or deficiencies under ASU 2016-09 are excluded from assumed proceeds under the treasury stock method, whereas under previous guidance, such amounts were included within assumed proceeds. For the year ended December 31, 2017, this resulted in the inclusion of approximately 0.3 million incremental shares in the Company’s total weighted average diluted shares outstanding.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to MasTec:
Net income (loss) - basic and diluted (a)	$347,213	$131,263	$(79,110)
Weighted average shares outstanding:
Weighted average shares outstanding - basic	80,903	80,372	80,489
Dilutive common stock equivalents	1,422	1,022	—
Weighted average shares outstanding - diluted	82,325	81,394	80,489

Additional information:
Weighted average anti-dilutive common stock equivalents (b)	—	31	564

(a)	Calculated as total net income (loss) less amounts attributable to non-controlling interests.

(b)
For the year ended December 31, 2016, represents anti-dilutive common stock equivalents as calculated under the treasury stock method, and, for the year ended December 31, 2015, represents anti-dilutive common stock equivalents due to the Company having reported a net loss.

Note 3 - Goodwill and Other Intangible Assets
The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross, as of December 31, 2015	$414.9	$374.6	$149.9	$117.6	$1,057.0
Accumulated impairment loss (a)	—	(68.5)	—	—	(68.5)
Goodwill, net, as of December 31, 2015	$414.9	$306.1	$149.9	$117.6	$988.5
Accruals of acquisition-related contingent consideration, net (b)	5.8	—	—	—	5.8
Currency translation adjustments	—	1.6	—	—	1.6
Goodwill, net, as of December 31, 2016	$420.7	$307.7	$149.9	$117.6	$995.9
Additions from new business combinations	45.7	74.1	—	18.2	138.0
Currency translation adjustments	—	3.8	—	—	3.8
Goodwill, net, as of December 31, 2017	$466.4	$385.6	$149.9	$135.8	$1,137.7
Accumulated impairment loss (a)	—	(74.8)	—	—	(74.8)
Goodwill, gross, as of December 31, 2017	$466.4	$460.4	$149.9	$135.8	$1,212.5

(a)	Accumulated impairment losses include the effect of currency translation gains and/or losses.

(b)	Represents contingent consideration for acquisitions prior to January 1, 2009, which is accrued as incurred, in accordance with U.S. GAAP.
The following table provides a reconciliation of changes in other intangible assets for the periods indicated (in millions):

	Other Intangible Assets
	Non-amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross, as of December 31, 2015	$34.8	$73.4	$195.4	$25.7	$329.3
Accumulated amortization			(114.6)	(15.3)	(129.9)
Other intangible assets, net, as of December 31, 2015	$34.8	$73.4	$80.8	$10.4	$199.4
Amortization expense			(17.9)	(3.4)	(21.3)
Currency translation adjustments	—	1.2	0.3	0.1	1.6
Other activity	(0.3)	—	—	0.3	—
Other intangible assets, net, as of December 31, 2016	$34.5	$74.6	$63.2	$7.4	$179.7
Additions from new business combinations	—	—	26.3	2.5	28.8
Amortization expense			(19.3)	(1.6)	(20.9)
Currency translation adjustments	—	3.0	0.4	0.1	3.5
Other intangible assets, net, as of December 31, 2017	$34.5	$77.6	$70.6	$8.4	$191.1
Remaining weighted average amortization period (in years)			9	8	9

(a)	Consists principally of trade names and non-compete agreements.
Amortization expense associated with intangible assets for the years ended December 31, 2017, 2016 and 2015 totaled $20.9 million, $21.3 million and $28.4 million, respectively. Expected future amortization expense as of December 31, 2017 is summarized in the following table (in millions):

Amortization Expense
2018	$19.5
2019	13.4
2020	11.0
2021	8.4
2022	6.9
Thereafter	19.8
Total	$79.0
2017 Acquisitions. During the year ended December 31, 2017, MasTec completed three acquisitions, which included all of the equity interests in: (i) a wireline/fiber deployment construction contractor, which is included in the Company’s Communications segment; (ii) a heavy civil construction services company, which is included in the Company’s Power Generation and Industrial segment, and (iii) an oil and gas pipeline equipment company, which is included in the Company’s Oil and Gas segment. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities for these acquisitions is preliminary as of December 31, 2017, and further adjustments to these estimates may occur.
The following table summarizes the estimated fair values of consideration paid and net assets acquired as of the respective dates of acquisition, as adjusted (in millions):

Acquisition consideration:	2017
Cash	$117.9
Fair value of contingent consideration (earn-out liability)	93.5
Total consideration transferred	$211.4
Identifiable assets acquired and liabilities assumed:
Current assets, primarily composed of accounts receivable and $2.8 million of cash acquired	$42.7
Property and equipment	56.7
Amortizing intangible assets	28.8
Other long-term assets	0.5
Current liabilities, including current portion of capital lease obligations and long-term debt	(29.2)
Long-term debt, including capital lease obligations	(9.9)
Deferred income taxes	(16.2)
Total identifiable net assets	$73.4
Goodwill	$138.0
Total net assets acquired, including goodwill	$211.4
Amortizing intangible assets related to the 2017 acquisitions are primarily composed of customer relationships, backlog and other amortizing intangible assets, which had weighted average lives of approximately 11 years, 4 years and 7 years, respectively, and a weighted average life of 10 years in total, and will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The goodwill balances for the respective acquisitions represent the estimated value of each acquired company’s geographic presence in key markets, its assembled workforce and management team industry-specific project management expertise, as well as synergies expected to be achieved from the combined operations of the acquired companies and MasTec. Approximately $75 million of the acquired goodwill balance as of December 31, 2017 is expected to be tax deductible.
The contingent consideration included in the table above equals the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) above certain thresholds, if applicable, for a period of five years, as set forth in the respective purchase agreements, which amounts are payable annually. The fair values of the earn-out liabilities were estimated using income approaches such as discounted cash flows or option pricing models and incorporate significant inputs not observable in the market. Key assumptions in the estimated valuations include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. As of December 31, 2017, the range of potential undiscounted earn-out liabilities for the 2017 acquisitions was estimated to be between $9 million and $185 million; however, there is no maximum payment amount.
For the years ended December 31, 2017 and 2016, unaudited pro forma revenue totaled approximately $6,680.2 million and $5,320.1 million, respectively, and unaudited pro forma net income totaled approximately $354.9 million and $140.0 million, respectively.
The above indicated unaudited pro forma financial results, which represent the results of operations of the companies acquired as if the acquired companies had been consolidated as of January 1, 2016, are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. The unaudited supplemental pro forma financial results have been prepared by adjusting the historical results of MasTec to include the historical results of the acquired businesses described above, and then adjusted (i) to remove acquisition costs; (ii) to increase amortization expense resulting from the acquired intangible assets; (iii) to increase interest expense as a result of the cash consideration paid; (iv) to reduce interest expense from debt repaid upon acquisition; and (iv) to eliminate the effects of intercompany transactions. These unaudited supplemental pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from these acquisitions. Future results may vary significantly due to future events and transactions, as well as other factors, many of which are beyond MasTec’s control.
For the years ended December 31, 2017, acquisition-related results included in the Company’s consolidated results of operations included revenue of approximately $160.1 million and net income of approximately $10.2 million, based on the consolidated effective tax rate including the effect of the 2017 Tax Act. These acquisition-related results do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.
Note 4 - Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2017 and 2016, financial instruments required to be measured at fair value on a recurring basis consisted primarily of acquisition-related contingent consideration, or “earn-out” liabilities, which represents the estimated fair value of future amounts payable for acquisitions of businesses and other interests. Acquisition-related contingent consideration liabilities are based on management estimates and entity-specific assumptions, which are Level 3 inputs, and are evaluated on an ongoing basis. As of December 31, 2017 and 2016, the estimated fair value of the Company’s earn-out liabilities totaled $117.2 million and $45.8 million, respectively, of which $22.6 million and $21.8 million, respectively, was included within other current liabilities. The fair value of the Company’s earn-out liabilities is estimated using income approaches such as discounted cash flows or option pricing models and incorporates significant inputs not observable in the market. Key assumptions include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. As of December 31, 2017, the range of potential undiscounted earn-out liabilities was estimated to be between $22.0 million and $204.8 million; however, there is no maximum payment amount.
Acquisition-related contingent consideration activity consists primarily of: additions from new business combinations and acquisitions of other interests; payments of acquisition-related contingent consideration; changes in the expected fair value of future earn-out obligations; and, for earn-out liabilities denominated in foreign currencies, translation gains or losses. Fair value adjustments for earn-out liabilities are recorded within other income or expense, as appropriate, and foreign currency translation activity is recorded within other comprehensive income or loss, as appropriate.
For the year ended December 31, 2017, additions from acquisitions of businesses and other interests totaled $102.5 million. Acquisition-related contingent consideration payments totaled approximately $18.8 million, $15.8 million and $40.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017 and 2016, foreign currency translation activity was de minimis, and foreign currency translation gains totaled $8.0 million for the year ended December 31, 2015. In 2017, the Company recognized a reduction in the estimated fair value of future earn-out obligations of $12.3 million for certain acquired businesses in the Communications and Electrical Transmission segments. In 2016, the Company recognized a net increase in the estimated fair value of future earn-out obligations of $2.7 million for certain acquired businesses in the Oil and Gas segment, partially offset by a reduction for certain other acquired businesses in the Oil and Gas and Communications segments upon finalization of the related earn-out arrangements. In 2015, the Company recognized a net reduction of $39.2 million for earn-out obligations in the Oil and Gas, Electrical Transmission and Communications segments, of which $20.1 million related to finalization of earn-out arrangements and adjustments to the expected future earn-out obligations of certain acquired businesses, and of which $19.1 million was offset with a corresponding receivable amount.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which remeasurement occurs in the event of an impairment or other measurement event, if applicable, include items such as equity investments, life insurance assets, long-lived assets, goodwill, other intangible assets and debt.
As of both December 31, 2017 and 2016, the gross carrying amount of the Company’s 4.875% Senior Notes totaled $400 million. As of December 31, 2017 and 2016, the estimated fair value of the 4.875% Senior Notes, based on quoted market prices in active markets, a Level 1 input, totaled $410.0 million and $388.0 million, respectively.
Cost and Equity Investees. The Company’s cost and equity investees as of December 31, 2017 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a $15 million cost investment in Cross Country Infrastructure Services, Inc. (“CCI,” previously, Cross Country Pipeline Supply, Inc.); (iii) the Company’s interests in its proportionately consolidated non-controlled contractual joint ventures; (iv) the Company’s equity interests in Pensare Acquisition Corp. (“Pensare”); and (v) certain other cost and equity method investments. See below and Note 15 - Related Party Transactions.
The fair values of the Company’s cost and equity method investments are not readily observable. Equity investments are reviewed for impairment by assessing whether there has been a decline in the fair value of the investment below the carrying value, and whether that decline is considered to be other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain future earnings capacity are considered. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost or equity method investments as of December 31, 2017 or 2016. Cumulative undistributed earnings from the Company’s significant equity method investees totaled $16.9 million as of December 31, 2017.
The Waha JVs. The Waha JVs own and operate two pipelines and a header system that transport natural gas to the Mexican border for export. These pipelines, which interconnect with pipelines in Mexico, commenced operations in 2017. For the years ended December 31, 2017 and 2016, the Company made equity and other contributions to these joint ventures of approximately $73 million and $27 million, respectively, and for the year ended December 31, 2015, the Company made no net contributions. As collateral for its equity commitments in the Waha JVs, the Company has issued letters of credit (the “Equity LC Amount”), of which $19 million and $91 million, respectively, were outstanding as of December 31, 2017 and 2016.
Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $21.3 million for the year ended December 31, 2017, and for the year ended December 31, 2016, was de minimis. For the year ended December 31, 2015, the Company’s proportionate share of losses totaled $4.4 million and related to the Waha JVs interest rate swaps. The Company’s net investment in the Waha JVs totaled approximately $121 million and $6 million as of December 31, 2017 and 2016, respectively. The Company’s net investment in the Waha JVs differs from its proportionate share of the net assets of the Waha JVs due to capitalized investment costs as well as the effect of intercompany eliminations. Beginning in 2016, certain subsidiaries of MasTec provided pipeline construction services to the Waha JVs. For the years ended December 31, 2017 and 2016, revenue recognized in connection with work performed for the Waha JVs, including intercompany eliminations, totaled $256.1 million and $245.0 million, respectively. Related receivables, including retainage, net of BIEC, totaled $2.8 million and $71.2 million as of December 31, 2017 and 2016, respectively.
TPP and CTP are party to separate non-recourse financing facilities, which are each secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of TPP’s and CTP’s assets. The Waha JVs are also party to certain interest rate swaps, which, beginning in 2016, have been accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the years ended December 31, 2017 and 2016, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps were gains of approximately $0.8 million and $6.4 million, respectively, or $0.5 million and $4.0 million, respectively, net of tax. For the year ended December 31, 2015, the Company’s proportionate share of unrealized losses from these swaps totaling $4.4 million was included within equity in (earnings) losses of unconsolidated affiliates.
Other investments. During the third quarter of 2017, the Company paid $2.0 million for approximately 4% of the common stock of Pensare and warrants to purchase 2.0 million shares of Pensare common stock, which is a special purpose acquisition company focusing on transactions in the telecommunications industry. The shares of common stock purchased by MasTec are not transferable or salable until one year after Pensare successfully completes a business combination transaction, with limited exceptions, as specified in the agreement. The warrants purchased by MasTec are exercisable at a purchase price of $11.50 per share after Pensare successfully completes a business combination. Both the warrants and shares expire and/or are effectively forfeitable if Pensare does not successfully complete a business combination by February 1, 2019. The warrants, which are derivative financial instruments, and the shares, which are a cost method investment, are included within other long-term assets in the Company’s consolidated financial statements as of December 31, 2017. The fair value of the warrants, as determined based on Level 3 inputs, approximated their cost basis as of December 31, 2017. The fair value of the shares is not readily determinable due to the nature of the restrictions. José R. Mas, MasTec’s Chief Executive Officer, is a director of Pensare.
In connection with the 2014 acquisition of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”), the Company acquired equity interests in two joint ventures. As of March 2016, all related project work had been completed. One of these entities was liquidated in 2016, and the second, which is in the final stages of liquidation, is being managed by a receiver to assist with the orderly wind-down of its operations. The Company received $22.5 million of proceeds from the receiver in 2017. The remaining investment, for which the Company has minimal involvement, is reviewed regularly by corporate management for potential changes in expected recovery estimates. For the years ended December 31, 2017 and 2016, the Company recorded $0.4 million of expense and $3.6 million of income, respectively, related to changes in expected recovery amounts. The net carrying value, which is included within other current assets, totaled $9.6 million and $31.4 million as of December 31, 2017 and 2016, respectively. In 2016 and 2015, Pacer performed construction services on behalf of these entities and recognized revenue totaling $0.6 million and $2.9 million, respectively, for the years ended December 31, 2016 and 2015.
Summarized Financial Information of Equity Method Investments
The following presents summarized information for the Company’s significant equity method investments (in millions):

	December 31,
	2017	2016
Current assets	$136.8	$89.5
Long-term assets	1,306.3	1,126.5
Total assets	$1,443.1	$1,216.0

Current liabilities	$121.2	$153.6
Long-term liabilities	976.5	986.0
Total liabilities	$1,097.7	$1,139.6

	For the Years Ended December 31,
	2017	2016	2015
Revenue	$114.5	$—	$—
Net income (loss)	$64.5	$(0.2)	$(13.3)

Note 5 - Accounts Receivable, Net of Allowance
The following table provides details of accounts receivable, net of allowance, as of the dates indicated (in millions):

	December 31,
	2017	2016
Contract billings	$683.9	$564.2
Retainage	323.1	268.6
Costs and earnings in excess of billings	599.2	331.6
Accounts receivable, gross	$1,606.2	$1,164.4
Less allowance for doubtful accounts	(8.2)	(8.4)
Accounts receivable, net	$1,598.0	$1,156.0

Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Receivables expected to be collected beyond one year are recorded within other long-term assets.
Activity in the allowance for doubtful accounts for the periods indicated is as follows (in millions):

	For the Years Ended December 31,
	2017	2016
Allowance for doubtful accounts at beginning of year	$8.4	$7.7
Provision for doubtful accounts	2.6	2.9
Amounts charged against the allowance	(2.8)	(2.2)
Allowance for doubtful accounts at end of year	$8.2	$8.4

The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. These arrangements, under which amounts can vary based on levels of activity and changes in customer payment terms, improve the collection cycle time of the related receivables. Cash collected from this arrangement is reflected within cash provided by operating activities in the consolidated statements of cash flows. The discount charge, which is included within interest expense, net, totaled approximately $6.0 million, $2.7 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Note 6 - Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	December 31,
	2017	2016	Estimated Useful Lives (in years)
Land	$4.6	$4.6
Buildings and leasehold improvements	26.7	24.2	3-40
Machinery and equipment	1,261.9	997.8	2-20
Office furniture and equipment	149.9	146.1	3-7
Construction in progress	12.5	9.5
Total property and equipment	$1,455.6	$1,182.2
Less accumulated depreciation and amortization	(749.1)	(633.1)
Property and equipment, net	$706.5	$549.1

The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $109.9 million and $107.8 million as of December 31, 2017 and 2016, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $23.5 million and $30.9 million as of December 31, 2017 and 2016, respectively. Depreciation and amortization expense associated with property and equipment for the years ended December 31, 2017, 2016 and 2015 totaled $167.2 million, $143.6 million and $141.3 million, respectively.

Note 7 - Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2017	2016
Senior secured credit facility:	February 22, 2022
Revolving loans		$377.7	$279.9
Term loan		396.9	237.5
4.875% Senior Notes	March 15, 2023	400.0	400.0
Capital lease obligations, weighted average interest rate of 3.5%	In installments through September 1, 2022	181.2	98.6
Other debt obligations	Varies	25.8	19.8
Total long-term debt obligations		$1,381.6	$1,035.8
Less unamortized deferred financing costs		(13.0)	(9.8)
Total debt, net of deferred financing costs		$1,368.6	$1,026.0
Current portion of long-term debt		87.9	64.6
Long-term debt		$1,280.7	$961.4
Senior Secured Credit Facility
The Company has a senior secured credit facility (the “Credit Facility”), which was last amended and restated in February 2017. The Company refers to its amended and restated credit facility as the “2017 Credit Facility,” and to its previous credit facility as the “2016 Credit Facility.” The 2017 Credit Facility increased the Company’s aggregate borrowing commitments from approximately $1.2 billion to $1.5 billion, which amount was initially composed of $1.1 billion of revolving commitments and a term loan in the aggregate principal amount of $400 million. The 2017 Credit Facility matures on February 22, 2022. Under the amended and restated Credit Facility, the term loan is subject to amortization in quarterly principal installments. The initial installment of $3.1 million was paid in December 2017. Beginning in March 2018, the quarterly installment will be $5.0 million. The quarterly principal installments are subject to adjustment for additional term loans and, if applicable, for certain prepayments.
The 2017 Credit Facility allows the Company to borrow either in Canadian dollars and/or Mexican pesos up to an aggregate equivalent amount of $300 million. The maximum amount available for letters of credit under the 2017 Credit Facility is $650 million, of which up to $200 million can be denominated in either Canadian dollars and/or Mexican pesos. The Credit Facility also provides for swing line loans of up to $75 million, and, subject to certain conditions, the Company has the option to increase revolving commitments and/or establish additional term loan tranches up to an aggregate amount of $250 million. Subject to the terms and conditions described in the Credit Facility, these additional term loan tranches may rank equal or junior in respect of right of payment and/or collateral to the Credit Facility, and may have terms and pricing that differ from the 2017 Credit Facility. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity investments, potential acquisitions or other strategic arrangements, the repurchase or prepayment of indebtedness and share repurchases.
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
As of December 31, 2017 and 2016, outstanding revolving loans, which included $117 million and $119 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 3.69% and 3.71% per annum, respectively. The term loan accrued interest at a rate of 3.07% and 2.77% as of December 31, 2017 and 2016, respectively. Letters of credit of approximately $157.1 million and $314.3 million were issued as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, letters of credit fees accrued at 0.625% and 1.00% per annum, respectively, for performance standby letters of credit, and at 1.50% and 2.00% per annum, respectively, for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2017 and 2016, availability for revolving loans totaled $565.2 million and $405.9 million, respectively, or up to $492.9 million and $335.7 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $183.4 million and $80.9 million of availability in either Canadian dollars or Mexican pesos as of December 31, 2017 and 2016, respectively. The unused facility fee as of December 31, 2017 and 2016 accrued at a rate of 0.25% and 0.40%, respectively.
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
The Credit Facility requires that the Company maintain a Maximum Consolidated Leverage Ratio, as defined in the Credit Facility, of 3.50 (subject to the Acquisition Adjustment described below). The Credit Facility also requires that the Company maintain a Minimum Consolidated Interest Coverage Ratio, as defined in the Credit Facility, of 3.00. The Credit Facility provides that, for purposes of calculating the Consolidated Leverage Ratio, certain cash charges may be added back to the calculation of Consolidated EBITDA, as defined in the Credit Facility, and funded indebtedness excludes undrawn standby performance letters of credit and is further reduced by unrestricted cash over certain thresholds. Additionally, notwithstanding the terms discussed above, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $50 million occurs during a fiscal quarter, the Consolidated Leverage Ratio may be temporarily increased to up to 3.75 during such fiscal quarter and the subsequent two fiscal quarters. Such right may be exercised no more than two times during the term of the Credit Facility. Subject to customary exceptions, the Credit Facility limits the borrowers’ and the Guarantor Subsidiaries’ ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, capital expenditures, asset sales, debt prepayments, lien incurrence and the making of distributions or repurchases of capital stock. However, distributions payable solely in capital stock are permitted. The Credit Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Facility obligations.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. As of December 31, 2017 and 2016, maximum borrowing capacity totaled Canadian $20.0 million and $40.0 million, respectively, or approximately $15.9 million and $29.8 million, respectively. As of December 31, 2017 and 2016, outstanding borrowings totaled approximately $10.4 million and $13.4 million, respectively, and accrued interest at a weighted average rate of approximately 4.0% and 3.6%, respectively. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, which are included within other debt obligations in the table above, are classified within long-term debt in the Company’s consolidated balance sheets. The Company’s other credit facilities are subject to customary provisions and covenants.
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
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of December 31, 2017 and 2016.
Contractual Maturities of Debt and Capital Lease Obligations
Contractual maturities of MasTec’s debt and capital lease obligations as of December 31, 2017 were as follows (in millions):

2018	$88.3
2019	65.5
2020	57.0
2021	46.4
2022	724.4
Thereafter	400.0
Total	$1,381.6
As of December 31, 2017 and 2016, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $7.4 million, and $8.5 million, respectively.

Note 8 - Lease Obligations
Capital Leases
MasTec enters into agreements that provide lease financing for machinery and equipment. Leases meeting certain criteria are capitalized, with the related asset recorded in property and equipment and a corresponding amount recorded within the Company’s debt obligations. Capital lease additions are reflected in the consolidated statements of cash flows within the supplemental disclosures of non-cash information. The gross amount of assets held under capital leases as of December 31, 2017 and 2016, which are included within property and equipment, net, totaled $418.0 million and $294.9 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $277.3 million and $177.5 million as of December 31, 2017 and 2016, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 15 - Related Party Transactions. These leases allow the Company to conserve cash and provide flexibility in that the Company pays a monthly rental fee for the use of related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. For operating leases with purchase options, the option to purchase equipment is at estimated fair market value. Rent and related expense for operating leases that have non-cancelable terms in excess of one year totaled approximately $104.2 million, $100.5 million and $81.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company also incurred rent and related expense for facilities, vehicles and equipment having original terms of one year or less totaling approximately $461.0 million, $298.0 million and $196.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Future Lease Commitments
Future minimum lease commitments under capital leases and non-cancelable operating leases, including escalation clauses in effect as of December 31, 2017, were as follows (in millions):

	Capital Leases	Operating Leases
2018	$69.5	$90.7
2019	49.4	57.3
2020	39.4	33.9
2021	29.0	19.2
2022	9.1	12.3
Thereafter	—	30.3
Total minimum lease payments	$196.4	$243.7
Less amounts representing interest	(15.2)
Total capital lease obligations, net of interest	$181.2
Less current portion	(63.5)
Long-term portion of capital lease obligations, net of interest	$117.7
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company’s stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance, include: the MasTec, Inc. 2013 Incentive Compensation Plan (as amended from time to time, the “2013 Incentive Plan”), the MasTec, Inc. Bargaining Units Employee Stock Purchase Plan (the “2013 Bargaining Units ESPP”) and the MasTec, Inc. 2011 Amended and Restated Employee Stock Purchase Plan (the “2011 ESPP,” and, together with the 2013 Bargaining Units ESPP, the “ESPPs”). The 2013 Incentive Plan permits a total of approximately 7,391,000 shares of the Company’s common stock to be issued. Under the Company’s ESPPs, shares of the Company’s common stock are available for purchase by eligible employees, which collectively permit the issuance of up to 3,000,000 new shares of MasTec, Inc. common stock. Under all stock-based compensation plans in effect as of December 31, 2017, including employee stock purchase plans, there were approximately 4,811,000 shares available for future grant. In 2017, the 2013 Incentive Compensation Plan was amended to revise the amount of tax the Company can withhold for employee tax withholdings on share-based awards, as provided under ASU 2016-09.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units to eligible employees and directors, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of December 31, 2017 was approximately $20.4 million, which is expected to be recognized over a weighted average period of approximately 1.5 years. The intrinsic value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $39.7 million, $3.5 million and $8.1 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2015	1,630,232	$22.94
Granted	637,332	17.69
Vested	(188,386)	20.42
Canceled/forfeited	(108,592)	20.71
Non-vested restricted shares, as of December 31, 2016	1,970,586	$21.61
Granted	429,061	40.46
Vested	(899,815)	28.08
Canceled/forfeited	(51,241)	18.22
Non-vested restricted shares, as of December 31, 2017	1,448,591	$23.29

(a)	Includes 27,550, 43,300 and 32,250 restricted stock units as of December 31, 2017, 2016 and 2015, respectively.
Employee Stock Purchase Plans
The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015
Cash proceeds (in millions)	$3.3	$2.7	$2.0
Common shares issued	92,145	144,183	134,389
Weighted average price per share	$35.92	$18.55	$14.67
Weighted average per share grant date fair value	$9.24	$5.00	$4.22
Stock Options
The Company previously granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans. During 2016, all 202,700 remaining stock options under the previous grants were exercised at a weighted average exercise price of $13.06. The intrinsic value of options exercised, which is the difference between the exercise price and the market share price of the Company’s common stock on the date of exercise, totaled $1.8 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively. Proceeds from options exercised, net of shares withheld in cashless option exercises, totaled $2.1 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively.
Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax effects for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Non-cash stock-based compensation expense	$15.7	$15.1	$12.4
Income Tax Effects:
Income tax effect of non-cash stock-based compensation	$11.2	$5.6	$4.2
Excess tax benefit from non-cash stock-based compensation (a)	$5.7	$0.1	$0.1

(a)
Excess tax benefits represent cash flows from tax deductions in excess of the tax effect of compensation expense associated with share-based payment arrangements. For the year ended December 31, 2017, the Company recognized a tax benefit of $5.4 million, net of tax deficiencies, related to the vesting of share-based payment awards.

401(k) Plan. MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 75% of their pre-tax annual compensation to the 401(k) plan. The Company’s matching contribution is equal to 100% of the first 3% of the employee’s salary and 50% of the next 2% of the employee’s salary, up to a maximum 4% employer match. Discretionary matching contributions, which are payable 50% in shares of MasTec common stock and 50% in cash, are paid quarterly. During the years ended December 31, 2017, 2016 and 2015, matching contributions totaled approximately $11.9 million, $11.1 million and $10.2 million, respectively.
Deferred Compensation Plans. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. The Company also offers a deferred compensation plan to its Board of Directors, under which directors may elect to defer the receipt of compensation for their services. Total deferred compensation plan assets, which are included within other long-term assets in the consolidated balance sheets, totaled $9.4 million and $7.7 million as of December 31,

2017 and 2016, respectively. Total deferred compensation plan liabilities, which are included within other long-term liabilities in the consolidated balance sheets, totaled $9.7 million and $7.6 million as of December 31, 2017 and 2016, respectively.
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
Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions (in millions) For the Years Ended December 31,						Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2017		2016		2015	Expiration Date of CBA	2017	As of		2016	As of		FIP/RP Status	Surcharge
Pipeline Industry Pension Fund	736146433	001	$28.8		$15.9		$2.5	05/31/2020	Green	12/31/2016	(a)	Green	12/31/2015	(a)	NA	No
Central Pension Fund of the IUOE and Participating Employers	366052390	001	21.6		19.3		5.7	06/01/2020	Green	01/31/2017		Green	01/31/2016		NA	No
Teamsters National Pipe Line Pension Plan	461102851	001	7.6		3.6		1.4	05/31/2020	Green	12/31/2016	(a)	Green	12/31/2015	(a)	NA	No
Ohio Operating Engineers Pension Plan	316129968	001	4.9		—		—	06/01/2020	Green	07/31/2016		Green	07/31/2015		NA	No
Laborers' National Pension Fund	751280827	001	3.5		3.0		0.8	05/31/2020	Green	12/31/2016		Green	12/31/2015		NA	No
West Virginia Laborers' Pension Trust Fund	556026775	001	3.0		0.5		1.4	05/31/2020	Green	03/31/2017		Green	03/31/2016	(a)	NA	No
Laborers' District Council & Contractors Pension Fund of Ohio	316129964	001	2.5		0.5		0.2	05/31/2020	Green	12/31/2016		Green	12/31/2015		NA	No
International Union of Operating Engineers Local 132 Pension Fund	556015364	001	2.3		0.2		1.9	06/01/2020	Green	03/31/2017		Green	03/31/2016	(a)	NA	No
Operating Engineers Local 324 Pension Fund	381900637	001	2.1		—		—	06/01/2020	Red	04/30/2017		Red	04/30/2016		Implemented	No
Michigan Laborers' Pension Plan	386233976	001	2.0		1.1		0.8	05/31/2020	Yellow	08/31/2017		Yellow	08/31/2016	(b)	Implemented	No
National Electrical Benefit Fund	530181657	001	1.8		1.7		1.4	Varies through 09/06/2020	Green	12/31/2016		Green	12/31/2015		NA	No
Laborers' Local Union No. 158 Pension Plan	236580323	001	1.8		0.4		0.7	05/31/2020	Green	12/31/2016		Green	12/31/2015	(a)	NA	No
IBEW Local 1249 Pension Plan	156035161	001	1.5		1.1		1.0	05/02/2021	Yellow	12/31/2016		Yellow	12/31/2015		Implemented	No
Central Laborers' Pension Fund	376052379	001	0.5		2.6		—	05/31/2020	Yellow	12/31/2016	(b)	Red	12/31/2015	(b)	Implemented	No
Other funds			8.2	(c)	10.0	(c)	6.0	(c)
Total multiemployer pension plan contributions			$92.1		$59.9		$23.8

(a)	The Company’s contributions to this plan represent greater than 5% of the plan’s total contributions.

(b)	This plan has utilized extended amortization provisions, which provide plans with extensions of time to amortize pension funding shortfalls.

(c)
The 2017, 2016 and 2015 contributions include approximately $0.7 million, $0.9 million and $1.4 million, respectively, for Canadian multiemployer pension plans. Canadian multiemployer pension plans are not subject to the provisions of ERISA or the funding rules under the PPA that apply to U.S. registered multiemployer pension plans. Contributions to Canadian multiemployer pension plans are based on fixed amounts per hour per employee for employees covered under these plans.

Total contributions to multiemployer plans, and the related number of employees covered by these plans, including with respect to the Company’s Canadian operations for the periods indicated, were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
For the Years Ended December 31:	Low	High	Pension	Other Multiemployer	Total
2017	550	7,057	$92.1	$10.3	$102.4
2016	550	4,910	$59.9	$10.1	$70.0
2015	590	2,463	$23.8	$9.0	$32.8

The number of union employees employed at any given time varies depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. The fluctuations in the number of employees covered under multiemployer plans and related contributions in the tables above are primarily related to higher levels of union resource-based project activity within the Company’s oil and gas operations.
Note 11 – Equity
Share Activity
In February 2016, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2016 Share Repurchase Program”). Under the 2016 Share Repurchase Program, which does not have an expiration date, the Company may repurchase shares from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases will be determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The share repurchase program may be modified or suspended at any time at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, are funded with available cash or with availability under the Credit Facility. The Company repurchased 38.8 thousand shares of the Company’s common stock for an aggregate purchase price of $1.6 million under this program during the year ended December 31, 2017, and no shares were repurchased during the year ended December 31, 2016. During the year ended December 31, 2015, the Company repurchased 5.2 million shares of its common stock under a separate and completed share repurchase program that was established in 2014 for an aggregate purchase price of $100 million.
The Company may use either authorized and unissued shares or treasury shares to meet share issuance requirements, including those resulting from vesting of restricted shares and other share issuance requirements.
Comprehensive Income (Loss)
Comprehensive income (loss) is a measure of net income (loss) and other changes in equity that result from transactions other than those with shareholders. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, primarily from fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, unrealized gains and losses from investment activities and net income (loss) attributable to non-controlling interests.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is composed of unrealized foreign currency gains and losses and unrealized gains and losses from certain investment activities. Unrealized foreign currency activity for the three years in the period ended December 31, 2017 is primarily related to translation gains and losses resulting from the Company’s Canadian operations. Investment activity for the years ended December 31, 2017 and 2016 relates to unrealized gains and losses on interest rate swaps associated with the Waha JVs.
Activity for the periods indicated was as follows (in thousands):

	For the Years Ended December 31,
	2017			2016			2015
	Foreign Currency	Other	Total	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(64,478)	$(1,336)	$(65,814)	$(67,063)	$(5,288)	$(72,351)	$(28,716)	$(5,288)	$(34,004)
Unrealized gains (losses), net of tax	1,627	475	2,102	2,585	3,952	6,537	(38,347)	—	(38,347)
Balance as of December 31	$(62,851)	$(861)	$(63,712)	$(64,478)	$(1,336)	$(65,814)	$(67,063)	$(5,288)	$(72,351)
Note 12 - Income Taxes
The components of income (loss) before income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Domestic	$334.9	$202.4	$(26.5)
Foreign	36.9	23.4	(41.2)
Total	$371.8	$225.8	$(67.7)
The provision for income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal	$(6.0)	$85.8	$(4.5)
Foreign	11.5	3.0	9.4
State and local	(0.8)	6.7	3.3
	$4.7	$95.5	$8.2
Deferred:
Federal	$18.2	$6.1	$25.7
Foreign	(7.5)	(6.8)	(19.9)
State and local	7.6	(3.0)	(2.0)
	$18.3	$(3.7)	$3.8
Provision for income taxes	$22.9	$91.8	$12.0
The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated were as follows (in millions):

	December 31,
	2017	2016
Deferred tax assets:
Accrued insurance	$24.6	$31.1
Operating loss carryforwards and tax credits	54.9	34.9
Unrealized gains and losses	11.4	26.3
Compensation and benefits	7.5	24.1
Bad debt	1.2	4.7
Other	7.9	12.4
Valuation allowance	(40.5)	(21.4)
Total deferred tax assets	$67.0	$112.1
Deferred tax liabilities:
Property and equipment	$104.1	$126.6
Goodwill	56.7	72.8
Other intangible assets	28.7	32.9
Gain on remeasurement of equity investee	6.9	10.9
Long-term contracts	11.3	20.2
Investments in unconsolidated entities	52.8	0.0
Other	11.0	15.3
Total deferred tax liabilities	$271.5	$278.7
Net deferred tax liabilities	$(204.5)	$(166.6)
As of December 31, 2017, the Company had $204.5 million of long-term deferred tax liabilities. As of December 31, 2016, current deferred tax assets, net, totaled $11.8 million and long-term deferred tax liabilities, net, totaled $178.4 million. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies regarding the January 1, 2017 adoption of ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.
In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. The Company’s valuation allowances as of December 31, 2017 and 2016 are related primarily to foreign net operating losses and deferred tax assets. The Company’s state net operating loss carryforwards, which may be carried forward between 5 and 20 years depending on the jurisdiction, totaled approximately $12.3 million and $9.0 million as of December 31, 2017 and 2016, respectively. The Company’s foreign net operating loss carryforwards, which are primarily related to the Company’s Canadian operations, totaled approximately $38.4 million and $22.7 million as of December 31, 2017 and 2016, respectively. The Canadian net operating loss carryforwards, which make up the majority of the foreign net operating loss carryforwards, begin to expire in 2033. The Company’s federal net operating loss carryforwards, which begin to expire in 2022, totaled approximately $0.2 million and $0.5 million as of December 31, 2017 and 2016, respectively.
In December 2017, the 2017 Tax Act was enacted, which includes broad tax reform that is applicable to the Company. Under the provisions of the 2017 Tax Act, the U.S. corporate tax rate decreased from 35% to 21% effective January 1, 2018. As a result, the Company’s U.S. deferred income tax balances were required to be remeasured in 2017. The Company completed an initial remeasurement of its deferred tax assets and liabilities as of December 31, 2017 as a result of this new tax law, which resulted in a non-cash tax benefit of $120.1 million for the year ended December 31, 2017. This initial remeasurement calculation contains estimates of the impact of the 2017 Tax Act as permitted under SAB 118. These amounts are considered provisional and may be affected by future guidance. The Company may identify additional remeasurement adjustments to its recorded deferred tax assets and liabilities. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118.
As of December 31, 2017, the Company has not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings, which generally become subject to U.S. taxation upon remittance of dividends and certain other circumstances, are considered to be insignificant and are intended to be indefinitely reinvested outside the United States. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future.
A reconciliation of the U.S. statutory federal income tax rate related to pretax income to the effective tax rate for the periods indicated is as follows:

	For the Years Ended December 31,
	2017	2016	2015
U.S. statutory federal rate applied to pretax income (loss)	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.0	2.6	(1.0)
Foreign tax rate differential	0.3	(0.1)	(14.4)
Non-deductible expenses	2.2	4.4	(13.5)
Goodwill and intangible assets	(0.0)	(0.7)	(17.7)
Change in tax rate	(32.3)	(1.9)	(3.6)
Domestic production activities deduction	(0.2)	(2.9)	(1.0)
Other	(0.7)	(0.1)	(1.4)
Tax credits	(2.8)	(0.0)	(0.0)
Valuation allowance for deferred tax assets	2.7	4.3	0.0
Effective income tax rate	6.2%	40.6%	(17.6)%
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
A reconciliation of the beginning and ending amount of uncertain tax positions including interest and penalties is as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Beginning balance	$—	$—	$—
Additions based on tax positions related to the current year	3.2	—	—
Additions for tax positions of prior years	4.9	—	—
Ending balance	$8.1	$—	$—
The Company classifies interest and penalties on uncertain tax positions as a component of income tax expense in the consolidated statements of operations, which amounts were de minimis in 2017. If the Company were to recognize its gross unrecognized tax benefits as of December 31, 2017, approximately $8.1 million, including interest and penalties, would affect the Company’s effective tax rate.
The IRS has completed examinations of the Company’s federal income tax returns through the calendar year 2013 and has recently begun an examination of the Company’s 2015 federal income tax return. Certain state taxing authorities are examining various years. The final outcome of these examinations is not yet determinable. With few exceptions, as of December 31, 2017, the Company is no longer subject to state examinations by taxing authorities for years before 2014.
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
For the years ended December 31, 2017, 2016 and 2015, Other segment EBITDA included project losses of $7.9 million, $5.1 million and $16.3 million, respectively, from a proportionately consolidated non-controlled Canadian joint venture, which is managed by a third party, and for which we have minimal direct construction involvement. For the year ended December 31, 2016, EBITDA for the Oil and Gas and Electrical Transmission segments included first quarter project losses of $13.5 million and $15.1 million, respectively, and restructuring charges of $6.3 million and $8.9 million, respectively. For the year ended December 31, 2015, Communications segment EBITDA included $17.8 million of acquisition integration costs, Electrical Transmission segment EBITDA included a $12.2 million charge relating to a court mandated mediation settlement, and Power Generation and Industrial segment EBITDA included project losses of $21.4 million. In addition, for the year ended December 31, 2015, Corporate segment EBITDA included $78.6 million of goodwill and intangible asset impairment and $16.5 million of Audit Committee independent investigation costs.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec, including a reconciliation of consolidated income (loss) before income taxes to EBITDA, in the following tables (in millions). The tables below may contain slight summation differences due to rounding.

	For the Years Ended December 31,
Revenue:	2017	2016	2015
Communications (a)	$2,424.4	$2,323.6	$1,973.2
Oil and Gas	3,497.2	2,024.4	1,495.1
Electrical Transmission	378.2	383.8	341.5
Power Generation and Industrial	299.9	405.7	381.6
Other	20.8	15.9	24.1
Eliminations	(13.5)	(18.7)	(7.2)
Consolidated revenue	$6,607.0	$5,134.7	$4,208.3

(a)	Revenue generated primarily by utilities customers represented 13.4%, 11.1% and 10.6% of Communications segment revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

	For the Years Ended December 31,
EBITDA:	2017	2016	2015
Communications	$247.4	$244.6	$194.8
Oil and Gas	402.2	297.3	157.0
Electrical Transmission	17.6	(42.9)	(71.3)
Power Generation and Industrial	22.6	18.3	8.8
Other	19.8	(2.6)	(18.8)
Corporate	(88.7)	(73.1)	(120.5)
Consolidated EBITDA	$620.9	$441.5	$150.0

	For the Years Ended December 31,
Depreciation and Amortization:	2017	2016	2015
Communications	$53.2	$50.3	$50.6
Oil and Gas	96.7	78.4	84.5
Electrical Transmission	22.8	23.2	21.1
Power Generation and Industrial	9.1	6.2	6.6
Other	0.1	0.1	0.1
Corporate	6.1	6.7	6.8
Consolidated depreciation and amortization	$188.0	$164.9	$169.7

	As of December 31,
Assets:	2017	2016	2015
Communications	$1,314.4	$1,156.9	$1,032.2
Oil and Gas	1,762.6	1,267.2	1,131.4
Electrical Transmission	471.4	419.1	409.1
Power Generation and Industrial	288.6	268.1	252.5
Other	153.2	27.7	34.3
Corporate	76.4	44.1	67.8
Consolidated segment assets	$4,066.6	$3,183.1	$2,927.3

	For the Years Ended December 31,
Capital Expenditures:	2017	2016	2015
Communications	$40.5	$28.5	$25.8
Oil and Gas	57.7	64.0	38.1
Electrical Transmission	14.9	19.8	13.0
Power Generation and Industrial	5.4	3.4	3.5
Other	0.0	0.3	0.2
Corporate	4.9	1.1	3.8
Consolidated capital expenditures	$123.4	$117.1	$84.4

	For the Years Ended December 31,
EBITDA Reconciliation:	2017	2016	2015
Income (loss) before income taxes	$371.8	$225.8	$(67.7)
Plus:
Interest expense, net	61.0	50.7	48.1
Depreciation and amortization	188.0	164.9	169.7
Consolidated EBITDA	$620.9	$441.5	$150.0

Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico. For the years ended December 31, 2017, 2016 and 2015, revenue of $6.4 billion, $4.9 billion and $3.6 billion, respectively, was derived from U.S. operations, and revenue of $211.5 million, $279.7 million and $574.8 million, respectively, was derived from foreign operations, the majority of which was from the Company’s Canadian operations in the Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $649.5 million, $475.3 million and $464.6 million as of December 31, 2017, 2016 and 2015, respectively, and, for the Company’s businesses in foreign countries, the majority of which are in Canada, totaled $57.0 million, $73.8 million and $94.1 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.2 billion as of December 31, 2017 and $1.1 billion as of both December 31, 2016 and 2015, and, for the Company’s businesses in foreign countries, the majority of which are in Canada, totaled approximately $112.8 million, $107.8 million and $107.3 million, respectively. Amounts due from customers from which foreign revenue was derived accounted for approximately 5%, 8% and 17% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC, as of December 31, 2017, 2016 and 2015, respectively.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Customer:
Energy Transfer affiliates (a)	40%	27%	7%
AT&T (including DIRECTV®) (b)	25%	34%	32%

(a)
The Company's relationship with Energy Transfer affiliates is based upon various construction contracts for pipeline activities with Energy Transfer Partners L.P., and its subsidiaries and affiliates, all of which are consolidated by Energy Transfer Equity, L.P. Revenue from Energy Transfer affiliates is included in the Oil and Gas segment.

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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2017 and 2016, there were $157.1 million and $314.3 million, respectively, of letters of credit issued under the Company’s Credit Facility. The Company is not aware of material claims relating to its outstanding letters of credit as of December 31, 2017 or 2016.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2017 and 2016, outstanding performance and payment bonds totaled $119.7 million and $72.9 million, respectively, and estimated costs to complete projects secured by these bonds totaled $46.0 million and $9.5 million, respectively. These amounts do not include performance and payment bonds associated with the Company’s equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements to expand its operations, customer base or geographic reach, including arrangements that combine the Company’s skills and resources with those of others to allow for the performance of particular projects. The Company holds undivided interests, ranging from 85% to 90%, in several proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. The Company also holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture that was underway when the Company acquired Pacer in 2014, whose sole activity involves the construction of a bridge, a business in which the Company does not otherwise engage. This joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, automatically terminates upon completion of the project. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of December 31, 2017, the Company was not aware of circumstances that would reasonably lead to material future claims against it in connection with these arrangements.
The Company has other investment arrangements, as discussed in Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions. The Company may incur costs or provide financing, performance, financial and/or other guarantees to or in connection with these arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of December 31, 2017 and 2016, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $106.2 million and $85.8 million, respectively, of which $72.2 million and $55.2 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s liability for employee group medical claims totaled $2.6 million as of both December 31, 2017 and 2016.
The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $88.9 million and $85.1 million as of December 31, 2017 and 2016, respectively. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets, amounted to $1.6 million and $1.5 million for these policies as of December 31, 2017 and 2016, respectively. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $15.2 million and $13.5 million as of December 31, 2017 and 2016, respectively.
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
The Company currently contributes, and in the past has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. In November 2014, the Company, along with other members of the Pipe Line Contractors Association (the “PLCA”), voluntarily terminated its participation in several MEPPs. Additionally, the Company, along with other members of the PLCA, voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”) in 2011, for which the Company established and paid a $6.4 million withdrawal liability. During the year ended December 31, 2017, the Company recognized $0.7 million of expense in connection with the expected final settlement of this matter. The Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with its participation in any other plans. However, there can be no assurance that the Company will not be assessed liabilities in the future.
Based upon the information available to the Company from plan administrators as of December 31, 2017, several of the MEPPs in which it participates are underfunded and, as a result, the Company could be required to increase its contributions, including in the form of a surcharge on future benefit contributions. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2017 and 2016, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec has also issued performance and other guarantees in connection with certain of its equity investments. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. Much of the work performed by the Company is evaluated for defects shortly after the work is completed. Accrued warranty claims are, and historically have been, de minimis. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, or, if customers elect to repair or replace the warrantied item using the services of another provider, the Company could be required to pay for the cost of the repair or replacement.
Concentrations of Risk. The Company is subject to certain risk factors, including, but not limited to: risks related to customer consolidation, rapid technological and regulatory changes; changes in customers’ capital spending plans; risks related to market conditions and/or economic downturns; competition; the ability to manage projects effectively and in accordance with management’s estimates; customer disputes related to the performance of services; the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice; seasonality, adverse weather conditions and fluctuations in operational factors; risks related to the Company’s acquisitions and investment arrangements, including acquisition integration and financing; recoverability of goodwill; governmental and/or regulatory changes or other factors affecting the industries in which the Company operates; potential exposure to environmental liabilities; collectibility of receivables; exposure from system or information technology interruptions; availability of qualified employees; the adequacy of our reserves; exposure to litigation; exposure related to foreign operations; and exposure to multiemployer pension plan liabilities. The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and maintains a diverse customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. MasTec’s customers include: public and private energy providers; pipeline operators; wireless and wireline/fiber service providers; broadband operators; install-to-the-home service providers; and government entities. The industries served by MasTec’s customers include, among others: communications; and utilities (including petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; heavy civil and industrial infrastructure). The Company had approximately 500 customers for the year ended December 31, 2017. As of December 31, 2017 and 2016, one customer accounted for approximately 46% and 24%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC. As of December 31, 2017 and 2016, a separate customer accounted for approximately 15% and 17%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 78%, 76% and 61%, of its revenue from its top ten customers for the years ended December 31, 2017, 2016 and 2015, respectively.
Note 15 - Related Party Transactions
In connection with a 2017 acquisition, the Company acquired a 40% interest in an entity, which is valued at $0.4 million and is accounted for as an equity method investment. The Company has a subcontracting arrangement with this entity. For the year ended December 31, 2017, the Company incurred $0.2 million of expenses under this subcontracting arrangement, and there were no amounts outstanding as of December 31, 2017. For the year ended December 31, 2017, the Company advanced $0.3 million on behalf of this entity, net, which was outstanding as of December 31, 2017. The acquired business also had a vendor financing arrangement with an entity that was owned by a member of subsidiary management, which arrangement was completed in 2017. Payments made under this arrangement for the year ended December 31, 2017 totaled $5.3 million, and no amounts were outstanding as of December 31, 2017.
MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including CCI, in which the Company has a cost method investment. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary is a minority owner. For the years ended December 31, 2017 and 2016, MasTec paid CCI approximately $54.9 million and $24.5 million, net of rebates, for equipment supplies, rentals, leases and servicing, and for the year ended December 31, 2015, paid approximately $10.6 million. As of December 31, 2017 and 2016, related payables totaled approximately $2.7 million and $1.5 million, respectively.
MasTec entered into a subcontracting arrangement in 2016 with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the years ended December 31, 2017 and 2016, MasTec incurred $78.0 million and $12.9 million, respectively, of expenses under this subcontracting arrangement, and during 2016, sold equipment totaling $0.3 million to this entity. As of December 31, 2017 and 2016, related amounts payable totaled $2.0 million and $0.1 million, respectively.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a majority interest. For each of the years ended December 31, 2017, 2016 and 2015, MasTec charged approximately $0.8 million to this customer. As of both December 31, 2017 and 2016, outstanding receivables from employee leasing arrangements with this customer totaled $0.2 million. MasTec also provides satellite communication services to this customer. For the year ended December 31, 2017, revenue from satellite communication services provided to this customer totaled approximately $0.8 million and for each of the years ended December 31, 2016 and 2015, totaled approximately $0.9 million. As of December 31, 2017 and 2016, receivables totaled approximately $0.3 million and $0.4 million, respectively.
MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and José R. Mas. For each of the years ended December 31, 2017, 2016 and 2015, lease payments associated with this property totaled approximately $48,000.
MasTec entered into a leasing arrangement in 2015 with an independent third party that leases an aircraft from a Company owned by Jorge Mas. For the years ended December 31, 2017 and 2016, MasTec paid $2.0 million and $2.6 million, respectively, under this leasing arrangement. As of December 31, 2017 and 2016, related amounts payable were de minimis. Activity in 2015 was de minimis.
For the years ended December 31, 2017, 2016 and 2015, related party lease payments to entities that are associated with members of subsidiary management for operational facilities and equipment totaled approximately $46.8 million, $43.3 million and $22.1 million, respectively. Payables associated with related party leases totaled approximately $0.1 million and $0.3 million as of December 31, 2017 and 2016, respectively. Additionally, payments to entities that are associated with members of subsidiary management for various types of supplies and services, including ancillary construction services, project-related site restoration and marketing and business development activities totaled approximately $63.9 million, $27.7 million and $10.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, related payables totaled approximately $5.2 million and $3.7 million, respectively. In addition, in 2017, MasTec entered into an arrangement to perform construction services for an entity, of which a member of subsidiary management is a minority owner. Revenue from this arrangement totaled $2.6 million for the year ended December 31, 2017, and related receivables totaled $0.6 million as of December 31, 2017. In 2017, MasTec acquired an oil and gas pipeline equipment company that was formerly owned by a member of subsidiary management for $40.6 million in cash and an estimated earn-out liability of $57.2 million. MasTec previously leased equipment from this company. In February 2018, MasTec acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas was a minority owner, for approximately $5 million in cash plus contingent earn-out consideration.
For the years ended December 31, 2017, 2016 and 2015 revenue recognized by the Company’s Pacer subsidiary for work performed for a contractual joint venture in which it holds a 35% undivided interest totaled $1.5 million, $1.0 million and $2.1 million, respectively. As of December 31, 2017 and 2016, receivables, net of BIEC, from this contractual joint venture totaled $0.8 million and $0.7 million, respectively. Related performance guarantees, which are based on the original full contract value, as of both December 31, 2017 and 2016 totaled Canadian $132.1 million (or approximately $105.1 million and $98.3 million, respectively), which was approximately 90% complete as of December 31, 2017. In connection with this contractual joint venture, the Company provided project-related financing of $7.2 million and $6.8 million, respectively, for the years ended December 31, 2017 and 2016. As of December 31, 2017, there were no material amounts committed to this entity.

Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. During the years ended December 31, 2017 and 2016, the Company had a subcontracting arrangement with one of these entities for the performance of ancillary oil and gas construction services, which transactions were eliminated in consolidation. In October 2017, the Company acquired the remaining non-controlling interests of one of these entities for $21.4 million in cash and an earn-out liability of $9.0 million. During the year ended December 31, 2017, the Company made distributions of earnings of $1.3 million to holders of these non-controlling interests, and a remaining distribution of $0.6 million will be made to the former holders in the first quarter of 2018. Cash paid to acquire the remaining interests of this entity is included within payments to non-controlling interests in the consolidated statements of cash flows, and the earn-out liability is reflected within other current and other long-term liabilities, as appropriate, in the consolidated balance sheets.
Split Dollar Agreements
As of December 31, 2017, MasTec had a split dollar agreement with Jorge Mas, and José R. Mas and Juan Carlos Mas, as trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012 (the “Jorge Mas trust”), under which MasTec was the sole owner of the policies subject to the agreement. The Company made the premium payments under each of the policies. Upon the death of Jorge Mas or the survivor of Jorge Mas and his wife under the applicable policy, MasTec was entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit was payable to the Jorge Mas trust or other beneficiary designated by the trustees. In the event of the Company’s bankruptcy or dissolution, the Jorge Mas trust had the assignable option to purchase the policies subject to the split dollar agreement from the Company. The purchase price for each policy was the greater of either the total premiums paid by the Company for the policy, or the then cash value of the policy, excluding surrender charges or other similar charges or reductions. The total maximum face amount of the insurance policies subject to the split dollar agreement was capped at $200 million. The Company was designated as the named fiduciary under the split dollar agreement, and the policy could not have been surrendered without the express written consent of the Jorge Mas trust.
In addition, as of December 31, 2017, MasTec had a split dollar agreement with José R. Mas, and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the José Ramon Mas Irrevocable Trust, dated December 7, 2012 (the “José R. Mas trust”), under which MasTec was the sole owner of each of the policies subject to the agreement. The Company made the premium payments under each of the policies. Upon the death of José R. Mas or the survivor of José R. Mas and his wife under the applicable policy, MasTec was entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit was payable to the José R. Mas trust or other beneficiary designated by the trustees. In the event of the Company’s bankruptcy or dissolution, the José R. Mas trust had the assignable option to purchase the policies subject to the split dollar agreement from the Company. The purchase price for each policy was the greater of either the total premiums paid by the Company for the policy, or the then cash value of the policy, excluding surrender charges or other similar charges or reductions. The total maximum face amount of the insurance policies subject to the split dollar agreement was capped at $75 million. The Company was designated as the named fiduciary under the split dollar agreement, and the policy could not have been surrendered without the express written consent of the José R. Mas trust.
In connection with the split dollar agreement for Jorge Mas, the Company paid approximately $1.1 million in each of the years ended December 31, 2017, 2016 and 2015. In connection with the split dollar agreement for José R. Mas, the Company paid approximately $0.7 million in each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, life insurance assets associated with these agreements, which amounts are included within other long-term assets, totaled $16.6 million and $14.8 million, respectively.
In February 2018, Jorge Mas, the Company and José R. Mas and Juan Carlos Mas, as trustees of the Jorge Mas trust, entered into an amended and restated split dollar life insurance agreement that replaces the prior split dollar agreement with Jorge Mas. Additionally, in February 2018, José R. Mas, the Company and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the José R. Mas trust, entered into an amended and restated split dollar life insurance agreement that replaces the prior split dollar life insurance agreement with José R. Mas. Details of the amended and restated split dollar life insurance agreements with each of Jorge and José R. Mas (each a “Covered Executive”) are summarized below.
The Company is the sole owner of each of the policies subject to the applicable amended and restated split dollar agreement. The Company makes the premium payments under each of the policies. Upon the death of the applicable Covered Executive or the survivor thereof and his wife under the applicable policy, the Company is entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. The balance of the death benefit is payable to the Jorge Mas trust or the José R. Mas trust, as applicable, or other beneficiary designated by the applicable trustees. In the event of (i) the Company’s bankruptcy or dissolution that does not qualify as a “change in control” of the Company, (ii) the death of the applicable Covered Executive, (iii) the death of the wife of the Covered Executive, or (iv) a “change in control” of the Company, the applicable trust shall have the assignable option to purchase the policies subject to the applicable split dollar agreement from the Company. The purchase price for each policy shall be the greatest of (i) the total premiums paid by the Company for the policy, (ii) the then cash value of the policy, excluding surrender charges or other similar charges or reductions, or (iii) only in the case of any purchase that is not as a result of the first to occur of an event described in the foregoing clauses (ii) and (iv), the fair market value of the policy. The purchase price for each policy shall be payable in cash or a promissory note, if and to the extent that the Company determines that payment with a promissory note could not violate applicable law. In the event of a “change in control” of the Company, the Company shall make all the then unpaid premium payments under the policies subject to the split dollar agreements and any other payments to the insurer necessary to cause the policies subject to the split dollar agreements to be fully paid. In addition, if any policies subject to the split dollar agreements are purchased from the Company, the Company shall make all the then unpaid premium payments under the purchased policies and any other payments to the insurer necessary to cause the purchased policies to be fully paid. The total maximum face amount of the insurance policies subject to the split dollar agreements is capped at $200 million in the case of Jorge Mas and $75 million in the case of Jose R. Mas. The Company is designated as the named fiduciary under each split dollar agreement, and the policies subject to the split dollar agreement may not be surrendered without the express written consent of the applicable trust.

Note 16 – Quarterly Information (Unaudited)
The following table presents selected unaudited quarterly operating results for the years ended December 31, 2017 and 2016 (in millions, except per share data). The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and notes thereto. The sum of the individual quarterly amounts to the full year amounts as disclosed below may contain slight summation differences due to rounding.

	For the 2017 Quarters Ended				For the 2016 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenue	$1,158.2	$1,890.2	$1,955.8	$1,602.9	$974.2	$1,232.4	$1,586.2	$1,341.9
Costs of revenue, excluding depreciation and amortization	$971.1	$1,626.3	$1,726.2	$1,421.7	$884.4	$1,068.2	$1,369.0	$1,120.6
Net income (loss)	$40.6	$83.3	$64.2	$160.7	$(2.9)	$24.4	$56.5	$55.9
Net income (loss) attributable to MasTec, Inc.	$41.0	$81.7	$63.8	$160.8	$(2.7)	$24.1	$56.3	$53.6
Earnings (loss) per share:
Basic	$0.51	$1.01	$0.79	$1.98	$(0.03)	$0.30	$0.70	$0.67
Diluted	$0.50	$0.99	$0.77	$1.95	$(0.03)	$0.30	$0.69	$0.66
Certain transactions affecting comparisons of the Company’s quarterly results, which may not represent the amounts recognized for the full year for such transactions, include the following:

(i)
Project losses on a proportionately consolidated non-controlled Canadian joint venture, pretax, totaling $7.0 million in the first quarter of 2017, respectively, and totaling $5.1 million in the third quarter of 2016;

(ii)	Excess tax benefits from share-based compensation of $5.6 million in the fourth quarter of 2017;

(iii)	An income tax benefit of $120.1 million from tax reform legislation in the fourth quarter of 2017;

(iv)	Restructuring charges, pretax, totaling $4.1 million, $5.1 million, $4.7 million and $1.4 million in the first, second, third, and fourth quarters of 2016, respectively.

Note 17 – Supplemental Guarantor Condensed Consolidating Financial Information
The 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are, as of December 31, 2017, each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”).  The Company’s subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary; if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Year Ended December 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$6,222.3	$457.0	$(72.3)	$6,607.0
Costs of revenue, excluding depreciation and amortization	—	5,378.6	439.0	(72.3)	5,745.3
Depreciation and amortization	—	159.1	28.9	—	188.0
General and administrative expenses	2.3	256.3	16.5	—	275.1
Interest expense (income), net	—	123.6	(62.6)	—	61.0
Equity in earnings of unconsolidated affiliates	—	—	(21.3)	—	(21.3)
Other income, net	—	(13.0)	—	—	(13.0)
(Loss) income before income taxes	$(2.3)	$317.7	$56.5	$—	$371.8
Benefit from (provision for) income taxes	0.2	(18.1)	(5.0)	—	(22.9)
Net (loss) income before equity in income from subsidiaries	$(2.1)	$299.6	$51.5	$—	$348.9
Equity in income from subsidiaries, net of tax	349.3	—	—	(349.3)	—
Net income (loss)	$347.2	$299.6	$51.5	$(349.3)	$348.9
Net income (loss) attributable to non-controlling interests	—	2.4	(0.7)	—	1.7
Net income (loss) attributable to MasTec, Inc.	$347.2	$297.2	$52.2	$(349.3)	$347.2
Comprehensive income (loss)	$349.3	$299.6	$53.6	$(351.4)	$351.0

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Year Ended December 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$4,790.9	$353.8	$(10.0)	$5,134.7
Costs of revenue, excluding depreciation and amortization	—	4,101.2	350.9	(10.0)	4,442.1
Depreciation and amortization	—	134.2	30.7	—	164.9
General and administrative expenses	2.4	234.4	24.6	—	261.4
Interest expense (income), net	—	112.0	(61.3)	—	50.7
Equity in earnings of unconsolidated affiliates	—	—	(3.5)	—	(3.5)
Other income, net	—	—	(6.8)	—	(6.8)
(Loss) income before income taxes	$(2.4)	$209.1	$19.2	$—	$225.8
Benefit from (provision for) income taxes	0.9	(72.6)	(20.1)	—	(91.8)
Net (loss) income before equity in income from subsidiaries	$(1.5)	$136.5	$(0.9)	$—	$134.0
Equity in income from subsidiaries, net of tax	132.8	—	—	(132.8)	—
Net income (loss)	$131.3	$136.5	$(0.9)	$(132.8)	$134.0
Net income (loss) attributable to non-controlling interests	—	3.3	(0.5)	—	2.8
Net income (loss) attributable to MasTec, Inc.	$131.3	$133.2	$(0.4)	$(132.8)	$131.3
Comprehensive income (loss)	$137.8	$136.5	$5.6	$(139.3)	$140.6

For the Year Ended December 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$3,527.0	$689.7	$(8.4)	$4,208.3
Costs of revenue, excluding depreciation and amortization	—	3,073.6	656.1	(8.4)	3,721.3
Depreciation and amortization	—	130.6	39.1	—	169.7
Goodwill and intangible asset impairment	—	—	78.6	—	78.6
General and administrative expenses	2.1	235.4	28.4	—	265.9
Interest expense (income), net	—	111.0	(62.9)	—	48.1
Equity in losses of unconsolidated affiliates	—	—	8.0	—	8.0
Other income, net	—	(6.2)	(9.3)	—	(15.5)
Loss before income taxes	$(2.1)	$(17.4)	$(48.3)	$—	$(67.7)
Benefit from (provision for) income taxes	1.1	9.3	(22.3)	—	(12.0)
Net loss before equity in losses from subsidiaries	$(1.0)	$(8.1)	$(70.6)	$—	$(79.7)
Equity in losses from subsidiaries, net of tax	(78.1)	—	—	78.1	—
Net (loss) income	$(79.1)	$(8.1)	$(70.6)	$78.1	$(79.7)
Net loss attributable to non-controlling interests	—	—	(0.6)	—	(0.6)
Net (loss) income attributable to MasTec, Inc.	$(79.1)	$(8.1)	$(70.0)	$78.1	$(79.1)
Comprehensive (loss) income	$(117.5)	$(8.1)	$(109.0)	$116.5	$(118.1)

CONDENSED CONSOLIDATING BALANCE SHEETS (in millions)

As of December 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,536.6	$332.9	$(17.1)	$1,852.4
Property and equipment, net	—	638.7	67.8	—	706.5
Goodwill and other intangible assets, net	—	1,187.9	141.0	—	1,328.9
Investments in and advances to consolidated affiliates, net	1,415.0	847.7	746.6	(3,009.3)	—
Other long-term assets	15.8	23.4	139.6	—	178.8
Total assets	$1,430.8	$4,234.3	$1,427.9	$(3,026.4)	$4,066.6
Liabilities and equity
Total current liabilities	$—	$778.6	$202.3	$(17.1)	$963.8
Long-term debt	—	1,269.4	11.3	—	1,280.7
Other long-term liabilities	—	379.9	8.8	—	388.7
Total liabilities	$—	$2,427.9	$222.4	$(17.1)	$2,633.2
Total equity	$1,430.8	$1,806.4	$1,205.5	$(3,009.3)	$1,433.4
Total liabilities and equity	$1,430.8	$4,234.3	$1,427.9	$(3,026.4)	$4,066.6

As of December 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,257.2	$155.5	$(10.2)	$1,402.5
Property and equipment, net	—	463.7	85.4	—	549.1
Goodwill and other intangible assets, net	—	1,037.4	138.2	—	1,175.6
Investments in and advances to consolidated affiliates, net	1,083.9	617.4	867.7	(2,569.0)	—
Other long-term assets	12.6	25.2	18.1	—	55.9
Total assets	$1,096.5	$3,400.9	$1,264.9	$(2,579.2)	$3,183.1
Liabilities and equity
Total current liabilities	$—	$742.8	$107.4	$(10.2)	$840.0
Long-term debt	—	941.7	19.7	—	961.4
Other long-term liabilities	—	258.1	20.0	—	278.1
Total liabilities	$—	$1,942.6	$147.1	$(10.2)	$2,079.5
Total equity	$1,096.5	$1,458.3	$1,117.8	$(2,569.0)	$1,103.6
Total liabilities and equity	$1,096.5	$3,400.9	$1,264.9	$(2,579.2)	$3,183.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$155.1	$1.2	$—	$156.3
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(116.0)	—	—	(116.0)
Capital expenditures	—	(120.1)	(3.3)	—	(123.4)
Proceeds from sale of property and equipment	—	18.2	1.8	—	20.0
Payments for other investments	—	(3.8)	(73.3)	—	(77.1)
Proceeds from other investments	—	1.2	22.6	—	23.8
Net cash used in investing activities	$—	$(220.5)	$(52.2)	$—	$(272.7)
Cash flows from financing activities:
Proceeds from credit facilities	—	2,674.4	24.6	—	2,699.0
Repayments of credit facilities	—	(2,428.9)	(28.4)	—	(2,457.3)
Repayments of other borrowings and capital lease obligations, net	—	(61.5)	(9.6)	—	(71.1)
Payments of acquisition-related contingent consideration	—	(18.8)	—	—	(18.8)
Payments to non-controlling interests, including acquisition of interests and distributions	—	(22.7)	—	—	(22.7)
Payments for stock-based awards, net	(3.1)	—	—	—	(3.1)
Repurchase of common stock	(1.6)	—	—	—	(1.6)
Other financing activities, net	—	(6.3)	—	—	(6.3)
Net financing activities and advances from (to) consolidated affiliates	4.7	(89.6)	84.9	—	—
Net cash provided by financing activities	$—	$46.6	$71.5	$—	$118.2
Effect of currency translation on cash	—	—	(0.1)	—	(0.1)
Net (decrease) increase in cash and cash equivalents	$—	$(18.8)	$20.4	$—	$1.6
Cash and cash equivalents - beginning of period	—	28.9	9.9	—	38.8
Cash and cash equivalents - end of period	$—	$10.1	$30.3	$—	$40.3

For the Year Ended December 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$130.5	$75.1	$—	$205.6
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(4.1)	—	—	(4.1)
Capital expenditures	—	(112.6)	(4.5)	—	(117.1)
Proceeds from sale of property and equipment	—	7.6	3.6	—	11.2
Payments for other investments	—	(3.9)	(28.2)	—	(32.2)
Proceeds from other investments	—	—	1.1	—	1.1
Net cash used in investing activities	$—	$(113.0)	$(28.0)	$—	$(141.0)
Cash flows from financing activities:
Proceeds from credit facilities	—	1,553.4	128.0	—	1,681.4
Repayments of credit facilities	—	(1,496.6)	(130.5)	—	(1,627.1)
Repayments of other borrowings and capital lease obligations, net	—	(50.4)	(18.3)	—	(68.7)
Payments of acquisition-related contingent consideration	—	(16.6)	(3.2)	—	(19.8)
Proceeds from stock-based awards, net	4.2	—	—	—	4.2
Other financing activities, net	0.1	0.4	—	—	0.5
Net financing activities and advances (to) from consolidated affiliates	(4.3)	16.4	(12.1)	—	—
Net cash provided by (used in) financing activities	$—	$6.6	$(36.1)	$—	$(29.5)
Effect of currency translation on cash	—	—	(1.3)	—	(1.3)
Net increase in cash and cash equivalents	$—	$24.1	$9.7	$—	$33.8
Cash and cash equivalents - beginning of period	—	4.8	0.2	—	5.0
Cash and cash equivalents - end of period	$—	$28.9	$9.9	$—	$38.8

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2015	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$0.9	$358.5	$8.0	$—	$367.4
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(0.1)	—	—	(0.1)
Capital expenditures	—	(71.9)	(12.5)	—	(84.4)
Proceeds from sale of property and equipment	—	10.5	3.4	—	13.9
Payments for other investments	(1.9)	—	(125.6)	—	(127.5)
Proceeds from other investments	—	—	69.4	—	69.4
Net cash used in investing activities	$(1.9)	$(61.5)	$(65.3)	$—	$(128.7)
Cash flows from financing activities:
Proceeds from credit facilities	—	1,097.3	605.1	—	1,702.4
Repayments of credit facilities	—	(1,154.3)	(587.8)	—	(1,742.1)
Repayments of other borrowings and capital lease obligations, net	—	(54.3)	(16.6)	—	(70.9)
Repurchase of common stock	(100.0)	—	—	—	(100.0)
Payments of acquisition-related contingent consideration	—	(37.3)	(10.2)	—	(47.5)
Proceeds from (payments for) stock-based awards, net	2.7	(1.1)	—	—	1.6
Other financing activities, net	—	(2.4)	—	—	(2.4)
Net financing activities and advances from (to) consolidated affiliates	98.3	(158.6)	60.3	—	—
Net cash provided by (used in) financing activities	$1.0	$(310.7)	$50.8	$—	$(258.9)
Effect of currency translation on cash	—	—	1.1	—	1.1
Net decrease in cash and cash equivalents	$—	$(13.7)	$(5.4)	$—	$(19.1)
Cash and cash equivalents - beginning of period	—	18.5	5.6	—	24.1
Cash and cash equivalents - end of period	$—	$4.8	$0.2	$—	$5.0

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
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
Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of SEFNCO Communications, Inc. (“SEFNCO”) and Cash Construction Company, Inc. (“Cash Construction”), which were effectively acquired on April 1, 2017 and July 1, 2017, respectively, and which are included in the 2017 consolidated financial statements. SEFNCO and Cash Construction constituted 4% of total assets as of December 31, 2017, and 2% of revenue and 3% of net income, respectively, for the year then ended.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2017 and has expressed an unqualified opinion thereon as stated in their report that is included in Item 8. “Financial Statements and Supplementary Data,” of this Form 10-K.
Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida
Opinion on Internal Control over Financial Reporting
We have audited MasTec, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the MasTec, Inc. and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting,” management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls of SEFNCO Communications, Inc. (“SEFNCO”) and Cash Construction Company, Inc. (“Cash Construction”), which were acquired on April 1, 2017 and July 1, 2017, respectively, and which are included in the consolidated balance sheets of MasTec, Inc. as of December 31, 2017 and the related consolidated statements of income and comprehensive income (loss), equity and cash flows for the year then ended. SEFNCO and Cash Construction constituted 4% of total assets as of December 31, 2017, and 2% of revenues and 3% of net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of SEFNCO and Cash Construction because of the timing of the acquisitions which were completed on April 1, 2017 and July 1, 2017, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SEFNCO and Cash Construction.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Miami, Florida
February 27, 2018

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Shareholders.
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
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2017, which included: the 2013 Incentive Plan; the 2011 ESPP; and the 2013 Bargaining Units ESPP.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	N/A	N/A	4,811,154	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A		4,811,154

(1)
Under the 2013 Incentive Plan, 2,877,621 shares were available for issuance as of December 31, 2017. Under the 2011 ESPP and 2013 Bargaining Units ESPP, 975,358 shares and 958,175 shares, respectively, were available for issuance as of December 31, 2017.

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
The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Shareholders.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this Form 10-K:

(a)	1. Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 45 through 86.
2.    Financial Statement Schedules – Schedule II - Valuation and Qualifying Accounts.

3.
Exhibits including those incorporated by reference – See the Exhibit Index following the signatures page to this Form 10-K for a list of exhibits filed or furnished with this Form 10-K, which Exhibit Index is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expense		Other Additions		(Deductions)		Balance at End of Period
Year ended December 31, 2017
Allowance for doubtful accounts	$8.4	$2.6	(a)	$—		$(2.8)	(b)	$8.2
Costs and earnings in excess of billings allowance	9.5	22.3	(a)	—		(4.6)	(b)	27.2
Inventory valuation reserve	3.5	6.2	(c)	—		(2.0)	(d)	7.7
Valuation allowance for deferred tax assets	21.4	19.1	(e)	—		—		40.5
Total	$42.8	$50.2		$—		$(9.4)		$83.6
Year ended December 31, 2016
Allowance for doubtful accounts	$7.7	$2.9	(a)	$—		$(2.2)	(b)	$8.4
Costs and earnings in excess of billings allowance	6.9	9.9	(a)	—		(7.3)	(b)	9.5
Inventory valuation reserve	2.8	2.0	(c)	—		(1.3)	(d)	3.5
Valuation allowance for deferred tax assets	10.6	9.8	(e)	1.0	(f)	—		21.4
Total	$28.0	$24.6		$1.0		$(10.8)		$42.8
Year ended December 31, 2015
Allowance for doubtful accounts	$13.9	$2.1	(a)	$—		$(8.3)	(b)	$7.7
Costs and earnings in excess of billings allowance	12.5	—	(a)	—		(5.6)	(b)	6.9
Inventory valuation reserve	6.4	—	(c)	—		(3.6)	(d)	2.8
Valuation allowance for deferred tax assets	0.2	0.1	(e)	10.3	(f)	—		10.6
Total	$33.0	$2.2		$10.3		$(17.5)		$28.0

(a)	Provisions for doubtful accounts and costs and earnings in excess of billings.

(b)	Write-offs and reversals of uncollectible accounts receivable and non-billable costs and earnings in excess of billings.

(c)	Provision for inventory obsolescence.

(d)	Inventory write-offs.

(e)	Additions related to federal, foreign, and state attributes.

(f)	Additions related to unrealized gains and losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 27, 2018.

MASTEC, INC.

/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2018.

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

4.13
Seventeenth Supplemental Indenture, dated as of July 28, 2017, by and among MasTec Inc., MasTec, Inc.’s subsidiary party thereto, as guarantor, and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 and incorporated by reference herein.

4.14
Eighteenth Supplemental Indenture, dated as of November 1, 2017, by and among MasTec Inc., MasTec, Inc.’s subsidiary parties thereto, as guarantors, and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017 and incorporated by reference herein.

10.1*+
Split Dollar Agreement, dated as of February 26, 2018, by and between MasTec, Inc., Jorge Mas, and José Ramon Mas and Juan Carlos Mas, as Trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012.

10.2*+
Split Dollar Agreement, dated as of February 26, 2018, by and between MasTec, Inc., José Ramon Mas, and Patricia C. Mas, Jorge Mas and Juan Carlos Mas, as Trustees of the José Ramon Mas Irrevocable Trust, dated December 7, 2012.

10.3+	MasTec, Inc. Deferred Compensation Plan, effective as of June 1, 2008, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2008 and incorporated by reference herein.
10.4+
Employment Agreement, effective as of January 1, 2010, between MasTec, Inc. and Robert Apple filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.5+
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

10.10+
Employment Agreement, dated April 18, 2007, by and between MasTec, Inc. and José R. Mas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 20, 2007 and incorporated by reference herein.

10.11+
Employment Agreement, dated as of January 1, 2008, by and between MasTec, Inc. and Alberto de Cardenas, filed as Exhibit 10.53 to our Annual Report on Form 10-K filed with the SEC on February 28, 2008 and incorporated by reference herein.

10.12
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

10.13+	MasTec, Inc. Bargaining Units ESPP, filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 10, 2013 and incorporated by reference herein.
10.14+
MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, effective as of January 1, 2017, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017 and incorporated by reference herein.

10.15+
Form of Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017 and incorporated by reference herein.

10.16+
Form of Non-Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017 and incorporated by reference herein.

10.17+
Form of Employee Restricted Stock Units Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017 and incorporated by reference herein.

10.18+
Form of Executive Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017 and incorporated by reference herein.

10.19+
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

10.24
Fourth Amended and Restated Credit Agreement, dated as of February 22, 2017, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017 and incorporated by reference herein.

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