Form 10-Q
period 2018-06-30
MASTEC INC
filed 2018-08-02
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
Commission File Number 001-08106
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of July 30, 2018, MasTec, Inc. had 80,273,818 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2018

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$1,617,804	$1,890,180	$3,014,638	$3,048,364
Costs of revenue, excluding depreciation and amortization	1,366,584	1,626,335	2,603,883	2,597,469
Depreciation and amortization	51,676	45,379	101,615	88,282
General and administrative expenses	67,602	70,823	131,224	135,604
Interest expense, net	20,795	14,791	37,854	27,388
Equity in earnings of unconsolidated affiliates	(5,824)	(6,060)	(11,409)	(7,706)
Other expense (income), net	788	146	(2,301)	576
Income before income taxes	$116,183	$138,766	$153,772	$206,751
Provision for income taxes	(35,782)	(55,434)	(46,908)	(82,792)
Net income	$80,401	$83,332	$106,864	$123,959
Net (loss) income attributable to non-controlling interests	(91)	1,664	(188)	1,321
Net income attributable to MasTec, Inc.	$80,492	$81,668	$107,052	$122,638

Earnings per share (Note 2):
Basic earnings per share	$1.02	$1.01	$1.34	$1.52
Basic weighted average common shares outstanding	78,984	80,925	80,061	80,812

Diluted earnings per share	$1.01	$0.99	$1.32	$1.49
Diluted weighted average common shares outstanding	80,062	82,292	81,136	82,226

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$80,401	$83,332	$106,864	$123,959
Other comprehensive income (loss):
Foreign currency translation (losses) gains, net of tax	(1,652)	595	(2,175)	1,774
Unrealized gains (losses) on equity investee activity, net of tax	2,937	(2,730)	10,653	(2,095)
Comprehensive income	$81,686	$81,197	$115,342	$123,638
Comprehensive (loss) income attributable to non-controlling interests	(91)	1,664	(188)	1,321
Comprehensive income attributable to MasTec, Inc.	$81,777	$79,533	$115,530	$122,317

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$20,684	$40,326
Accounts receivable, net (Note 5)	2,077,487	1,598,015
Inventories, net	100,231	76,992
Prepaid expenses	43,216	101,270
Other current assets	40,152	35,763
Total current assets	$2,281,770	$1,852,366
Property and equipment, net	739,425	706,506
Goodwill, net	1,146,599	1,137,738
Other intangible assets, net	181,515	191,142
Other long-term assets	232,848	178,824
Total assets	$4,582,157	$4,066,576
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$84,215	$87,866
Accounts payable	544,398	377,954
Accrued salaries and wages	108,647	89,087
Other accrued expenses	187,394	148,971
Billings in excess of costs and earnings	243,224	194,494
Other current liabilities	84,899	65,455
Total current liabilities	$1,252,777	$963,827
Long-term debt	1,532,978	1,280,706
Deferred income taxes	206,411	204,518
Other long-term liabilities	159,593	184,172
Total liabilities	$3,151,759	$2,633,223
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 91,080,280 and 90,935,584 (including 1,480,582 and 1,421,041 of unvested stock awards) as of June 30, 2018 and December 31, 2017, respectively	9,108	9,094
Capital surplus	783,825	775,387
Retained earnings	965,768	857,154
Accumulated other comprehensive loss	(55,234)	(63,712)
Treasury stock, at cost: 10,835,749 and 8,132,811 shares as of June 30, 2018 and December 31, 2017, respectively	(275,435)	(147,124)
Total MasTec, Inc. shareholders’ equity	$1,428,032	$1,430,799
Non-controlling interests	$2,366	$2,554
Total equity	$1,430,398	$1,433,353
Total liabilities and equity	$4,582,157	$4,066,576

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$106,864	$123,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	101,615	88,282
Non-cash interest expense, net	1,451	1,615
Non-cash stock-based compensation expense	6,571	7,166
(Benefit from) provision for deferred income taxes	(172)	76,584
Equity in earnings of unconsolidated affiliates	(11,409)	(7,706)
Gains on sales of assets, net, including fixed assets held-for-sale	(6,920)	(1,873)
Other non-cash items, net	2,686	13,190
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(471,716)	(388,818)
Inventories	(8,550)	28,295
Other assets, current and long-term portion	58,949	(81,286)
Accounts payable and accrued expenses	180,150	113,975
Billings in excess of costs and earnings	44,524	(58,594)
Book overdrafts	8,361	(9,760)
Other liabilities, current and long-term portion	10,813	(5,189)
Net cash provided by (used in) operating activities	$23,217	$(100,160)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(6,684)	(37,444)
Capital expenditures	(87,997)	(56,853)
Proceeds from sale of property and equipment	13,884	7,369
Payments for other investments	(35,713)	(74,482)
Proceeds from other investments	5,415	12,118
Net cash used in investing activities	$(111,095)	$(149,292)
Cash flows from financing activities:
Proceeds from credit facilities	1,638,874	1,153,230
Repayments of credit facilities	(1,374,552)	(869,100)
Repayments of other borrowings	(15,800)	(10,291)
Payments of capital lease obligations	(37,926)	(30,858)
Payments of acquisition-related contingent consideration	(15,929)	(6,676)
Repurchase of common stock	(128,311)	—
Distributions to non-controlling interests	(559)	(1,280)
Proceeds from stock-based awards, net	1,927	5
Other financing activities	—	(6,240)
Net cash provided by financing activities	$67,724	$228,790
Effect of currency translation on cash	512	125
Net decrease in cash and cash equivalents	$(19,642)	$(20,537)
Cash and cash equivalents - beginning of period	$40,326	$38,767
Cash and cash equivalents - end of period	$20,684	$18,230

Supplemental cash flow information:
Interest paid	$36,068	$25,743
Income tax (refunds) payments, net	$(13,975)	$76,633
Supplemental disclosure of non-cash information:
Additions to acquisition-related contingent consideration	$3,510	$25,000
Equipment acquired under capital lease and financing arrangements	$39,548	$109,914
Accrued capital expenditures	$12,315	$1,499

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
Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. As of June 30, 2018, the Company determined that certain of its investment arrangements were VIEs. The Company does not, however, have the power to direct the primary activities that most significantly impact the economic performance of these VIEs and the Company is not the primary beneficiary; accordingly, it has not consolidated these VIEs.
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
Under Topic 606, revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. The adoption of Topic 606 did not have, and is not expected to have, a material effect on the timing or amount of revenue recognized as compared with the Company’s previous revenue recognition practices. Revenue is recognized by the Company primarily over time utilizing the cost-to-cost measure of progress for fixed price contracts and certain master service and other service agreements, consistent with the Company’s previous revenue recognition practices. Under Topic 606, the cost-to-cost measure of progress best depicts the transfer of control of goods or services to the customer for these contracts.
Contracts. The Company derives revenue primarily from construction projects performed: i) under master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using time and materials or a fixed price per unit basis; or ii) under contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from master service and other service agreements totaled 37% and 31% of consolidated revenue for the three month periods ended June 30, 2018 and 2017, respectively, and totaled 38% and 37% for the six month periods ended June 30, 2018 and 2017, respectively.
Fixed price contracts provide for a fixed amount of revenue for the entire project. Revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, is recognized over time using the cost-to-cost measure of progress. For these contracts, the cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered.
For certain of the Company’s master service and other service agreements, under which it performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 7% and 8% of consolidated revenue for the three and six month periods ended June 30, 2018, respectively. Substantially all of the Company’s other revenue is recognized over time.
Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. The cost estimation process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the six month periods ended June 30, 2018 and 2017, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2017 and 2016. Revenue recognized for the three and six month periods ended June 30, 2018 from performance obligations satisfied, or work completed, in prior periods totaled approximately $5.2 million and $47.4 million, respectively, which represents the effect on revenue for the periods presented of changes in transaction prices from variable consideration on certain projects.
The timing of customer billings is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Under the typical payment terms of master and other service agreements and fixed price contracts, the customer makes progress payments based on quantifiable measures of performance by the Company as defined by each specific agreement. Progress payments, generally net of amounts retained, are paid by the customer over the duration of the contract. For install-to-the-home contracts, work orders are billed and paid as completed. Amounts billed and due from customers, as well as the amount of contract assets, are classified within accounts receivable, net, in the consolidated balance sheets. See Note 5 - Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities for related discussion. Amounts expected to be collected beyond one year are classified as other long-term assets.
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The Company’s contracts often require significant integration services, and even when delivering multiple distinct services, are generally accounted for as a single performance obligation. Contract amendments and change orders are generally not distinct from the existing contract and are accounted for as a modification of the existing contract and performance obligation. The majority of the Company’s performance obligations are completed within one year.
When more than one contract is entered into with a customer on or close to the same date, the Company evaluates whether those contracts should be combined and accounted for as a single contract as well as whether those contracts should be accounted for as one, or more than one, performance obligation. This evaluation requires significant judgment and is based on the facts and circumstances of the various contracts.
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of June 30, 2018, the amount of the Company’s remaining performance obligations was $5.1 billion. The Company expects to recognize approximately $3.0 billion of its remaining performance obligations as revenue during the remainder of 2018, with the balance to be recognized primarily in 2019.
Variable Consideration. Transaction prices for the Company’s contracts may include variable consideration, which comprises items such as change orders, claims, incentives and liquidated damages. Management estimates variable consideration for a performance obligation utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Management’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available. The effect of variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders, claims and liquidated damages reflected in transaction price are not resolved in the Company’s favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.
As of June 30, 2018 and December 31, 2017, the Company included approximately $190 million and $146 million, respectively, of change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within costs and earnings in excess of billings or accounts receivable, net of allowance, as appropriate. As of both June 30, 2018 and December 31, 2017, these change orders and/or claims were primarily related to certain large long-haul pipeline construction projects in the Oil and Gas segment that have either recently been completed, or are expected to reach substantial completion in the coming months. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.
Recently Issued Accounting Pronouncements
See the revenue recognition discussion within Significant Accounting Policies above, and the recent accounting pronouncements discussion below, for information pertaining to the effects of recently adopted and other recent accounting pronouncements, as updated from the discussion in the Company’s 2017 Form 10-K.
Other Accounting Pronouncements Adopted in 2018
In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) to reduce diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU, which the Company adopted as of January 1, 2018, is effective on a retrospective basis, and resulted in the reclassification of certain types of activity in the consolidated statement of cash flows, including the reclassification of $12 million of second quarter 2017 acquisition-related contingent consideration payments in excess of acquisition date liabilities from financing to operating cash flows. Additionally, in connection with the adoption of this ASU, the Company elected to account for distributions received from equity method investees using the nature of distributions approach, under which distributions are classified based on the nature of the activity that generated them. The other provisions of this ASU did not have a material effect on the Company’s consolidated financial statements.
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

Other Recent Accounting Pronouncements
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in Topic 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. ASU 2018-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect of this ASU on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which was further clarified and amended in July 2018 by ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). These ASUs provide revised guidance for lease accounting and related disclosure requirements, including a requirement for lessees to recognize right-of use assets and lease liabilities on the balance sheet for leases with durations greater than twelve months. These ASUs are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. As issued, ASU 2016-02 required modified retrospective application for all leases existing as of, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. ASU 2018-11 simplifies the transition requirements by providing companies an option to initially apply the new lease requirements as of the date of adoption and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Under this guidance, comparative periods would not need to be restated. The Company will adopt these ASUs as of January 1, 2019, and upon adoption, expects to utilize the package of practical expedients that allow entities to retain the classification of lease contracts existing as of the date of adoption. The Company is evaluating the transition alternatives as provided under ASU 2018-11.
The Company is continuing to assess the potential effects of these ASUs, which have not yet been quantified, on its consolidated financial statements, business processes, systems and controls.  The Company’s assessment, which it expects to substantially complete in the fourth quarter of 2018, includes an evaluation of its existing lease portfolio, a comparison of its historical accounting policies and practices to the new standard, and an evaluation of the effect of certain accounting policy elections. The Company expects to implement a new lease accounting and administration software solution in connection with the new standard. In addition, the Company is evaluating certain changes to its current business processes and internal controls to meet the reporting and disclosure requirements of the new standard.
These ASUs are not expected to have a material effect on the amount of expense recognized in connection with the Company’s current leasing arrangements as compared to current practice, however, based on the Company’s preliminary review of its lease contracts to date, it anticipates that it will recognize incremental lease assets and liabilities on its consolidated balance sheets upon adoption of the standard, and that the amount of such incremental lease assets and lease liabilities will be material. The Company’s expectations may change as its assessment progresses. For information about the Company’s future lease commitments as of December 31, 2017, see Note 8 - Lease Obligations, in the Company’s 2017 Form 10-K.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to MasTec:
Net income - basic and diluted (a)	$80,492	$81,668	$107,052	$122,638
Weighted average shares outstanding:
Weighted average shares outstanding - basic	78,984	80,925	80,061	80,812
Dilutive common stock equivalents	1,078	1,367	1,075	1,414
Weighted average shares outstanding - diluted	80,062	82,292	81,136	82,226

Additional information:
Weighted average anti-dilutive common stock equivalents (b)	—	13	—	6

(a)	Calculated as total net income less amounts attributable to non-controlling interests.

(b)	Represents anti-dilutive common stock equivalents as calculated under the treasury stock method.

The Company repurchased approximately 0.7 million and 2.7 million shares of its common stock during the three and six month periods ended June 30, 2018, respectively, as discussed in Note 11 - Equity. Current year share repurchases reduced the Company’s weighted average shares outstanding by 2.5 million shares for the three month period ended June 30, 2018, and by 1.4 million shares for the six month period ended June 30, 2018 as compared with the respective prior year periods.

Note 3 – Goodwill and Other Intangible Assets
The following table provides balances for goodwill by reportable segment as of June 30, 2018 (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross	$467.8	$458.1	$149.9	$142.4	$1,218.2
Accumulated impairment loss	—	(71.6)	—	—	(71.6)
Goodwill, net	$467.8	$386.5	$149.9	$142.4	$1,146.6
For the six month period ended June 30, 2018, goodwill included additions of $9.8 million from new business combinations and a net increase of $1.6 million from measurement period adjustments. The net measurement period adjustment consisted primarily of adjustments related to deferred tax liabilities, estimated earn-out liabilities and other purchase price adjustments. For the six month period ended June 30, 2018, currency translation effects related to goodwill and accumulated impairment losses totaled approximately $5.8 million of losses and $3.2 million of gains, respectively.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross, as of December 31, 2017	$34.5	$77.6	$223.0	$21.8	$356.9
Accumulated amortization			(152.4)	(13.4)	(165.8)
Other intangible assets, net, as of December 31, 2017	$34.5	$77.6	$70.6	$8.4	$191.1
Additions from new business combinations	—	—	2.9	0.3	3.2
Measurement period adjustments (b)	—	—	0.4	(0.7)	(0.3)
Amortization expense			(9.5)	(0.8)	(10.3)
Currency translation adjustments	—	(2.0)	(0.2)	—	(2.2)
Other intangible assets, net, as of June 30, 2018	$34.5	$75.6	$64.2	$7.2	$181.5

(a)	Consists principally of trade names and non-compete agreements.

(b)	Represents adjustments to preliminary estimates of the fair values of intangible assets acquired within the measurement period for the Company’s 2017 acquisitions.
Amortization expense associated with intangible assets for the three month periods ended June 30, 2018 and 2017 totaled $5.4 million and $4.9 million, respectively, and for the six month periods ended June 30, 2018 and 2017, totaled $10.3 million and $9.0 million, respectively.
2018 Acquisitions. During the first quarter of 2018, MasTec acquired all of the equity interests in a construction management firm specializing in steel building systems and acquired a wind turbine services company, both of which are included in the Company’s Power Generation and Industrial segment. The aggregate purchase price for these entities was composed of approximately $6.8 million in cash and estimated earn-out liabilities totaling $0.8 million as of June 30, 2018. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities for these acquisitions was preliminary as of June 30, 2018; as a result, further adjustments to these estimates may occur.
2017 Acquisitions. During 2017, MasTec completed three acquisitions, which included all of the equity interests in: (i) a wireline/fiber deployment construction contractor, which is included in the Company’s Communications segment; (ii) a heavy civil construction services company, which is included in the Company’s Power Generation and Industrial segment, and (iii) an oil and gas pipeline equipment company, which is included in the Company’s Oil and Gas segment. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities for certain of these acquisitions was preliminary as of June 30, 2018; as a result, further adjustments to these estimates may occur.
The following table summarizes the estimated fair values of consideration paid and net assets acquired as of the respective dates of acquisition, as adjusted (in millions):

Acquisition consideration:	2017
Cash	$120.4
Fair value of contingent consideration (earn-out liability)	96.3
Total consideration transferred	$216.7
Identifiable assets acquired and liabilities assumed:
Current assets, primarily composed of accounts receivable and $2.8 million of cash acquired	$43.8
Property and equipment and other long-term assets	57.2
Amortizing intangible assets	28.1
Current liabilities, including current portion of capital lease obligations and long-term debt	(29.5)
Long-term debt, including capital lease obligations	(9.9)
Deferred income taxes and other long-term liabilities	(12.0)
Total identifiable net assets	$77.7
Goodwill	$139.0
Total net assets acquired, including goodwill	$216.7
Amortizing intangible assets related to the 2017 acquisitions are primarily composed of customer relationships, backlog and certain other intangible assets, which had weighted average lives, as adjusted, of approximately 11 years, 4 years and 6 years, respectively, and a weighted average life of 10 years in total. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The goodwill balances for the respective acquisitions represent the estimated value of each acquired company’s geographic presence in key markets, its assembled workforce and management team industry-specific project management expertise, as well as synergies expected to be achieved from the combined operations of the acquired companies and MasTec. Approximately $92 million of the acquired goodwill balance as of June 30, 2018 is expected to be tax deductible.
The contingent consideration included in the table above equals a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”), in certain cases in excess of thresholds agreed upon with the sellers, if applicable, for a period of five years, as set forth in the respective purchase agreements, which amounts are payable annually. The fair values of the earn-out liabilities were estimated using income approaches such as discounted cash flows or option pricing models and incorporate significant inputs not observable in the market. Key assumptions in the estimated valuations include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. As of June 30, 2018, the range of remaining potential undiscounted earn-out liabilities for the 2017 acquisitions was estimated to be between $10 million and $161 million; however, there is no maximum payment amount.
For the three month periods ended June 30, 2018 and 2017, unaudited supplemental pro forma revenue totaled approximately $1,617.4 million and $1,924.0 million, respectively, and unaudited supplemental pro forma net income totaled approximately $80.6 million and $84.7 million, respectively. For the six month periods ended June 30, 2018 and 2017, unaudited supplemental pro forma revenue totaled approximately $3,017.7 million and $3,144.2 million, respectively, and unaudited supplemental pro forma net income totaled approximately $104.7 million and $127.1 million, respectively. These unaudited pro forma financial results represent the results of operations of the companies acquired as if the acquired companies had been consolidated as of the beginning of the year prior to their acquisition, and are provided for illustrative purposes only. These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. The Company’s unaudited pro forma financial results were prepared by adjusting the historical results of MasTec to include the historical results of the acquired businesses described above, and then adjusted for (i) acquisition costs; (ii) amortization expense resulting from the acquired intangible assets; (iii) interest expense as a result of the cash consideration paid; (iv) interest expense from debt repaid upon acquisition; and (iv) elimination of the effects of intercompany transactions and other purchase accounting related adjustments. These unaudited pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from these acquisitions. Future results may vary significantly due to future events and transactions, as well as other factors, many of which are beyond the Company’s control.
For the three and six month periods ended June 30, 2018, the Company’s consolidated results of operations included acquisition-related revenue of approximately $45.7 million and $122.6 million, respectively, and acquisition-related net income of approximately $0.5 million and $2.5 million, respectively, based on the Company’s consolidated effective tax rate. For both the three and six month periods ended June 30, 2017, the Company’s consolidated results of operations included acquisition-related revenue of approximately $33.9 million and acquisition-related net income of approximately $1.6 million, based on the Company’s consolidated effective tax rate. These acquisition-related results do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.
Note 4 – Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, equity investments, life insurance assets, cash collateral deposited with insurance carriers, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration and debt obligations.
Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value guidance establishes a valuation hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs that may be used are: (i) Level 1 - quoted market prices in active markets for identical assets or liabilities; (ii) Level 2 - observable market-based inputs or other observable inputs; and (iii) Level 3 - significant unobservable inputs that cannot be corroborated by observable market data, which are generally determined using valuation models incorporating management estimates of market participant assumptions. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.
Fair values of financial instruments are estimated using public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of notes and other receivables, cash collateral deposited with insurance carriers and outstanding balances on its credit facilities approximate their fair values.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration, or “earn-out” liabilities, represent the estimated fair value of future amounts payable for acquisitions of businesses and other interests. Acquisition-related contingent consideration is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and are evaluated on an ongoing basis. As of June 30, 2018 and December 31, 2017, the estimated fair value of the Company’s earn-out liabilities totaled $102.0 million and $117.2 million, respectively, of which $26.0 million and $22.6 million, respectively, was included within other current liabilities. The fair value of the Company’s earn-out liabilities is estimated using income approaches such as discounted cash flows or option pricing models and incorporates significant inputs not observable in the market. Key assumptions include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. As of June 30, 2018, the range of potential undiscounted earn-out liabilities was estimated to be between $16 million and $171 million; however, there is no maximum payment amount.
Acquisition-related contingent consideration activity consists primarily of additions from new business combinations and acquisitions of other interests; payments; and changes in the expected fair value of future earn-out obligations. Fair value adjustments for earn-out liabilities that relate to circumstances that developed after the date of acquisition are recorded within other income or expense, as appropriate. Fair value adjustments for earn-out liabilities that relate to new information obtained about the facts and circumstances that existed as of the date of acquisition, which are referred to as measurement period adjustments, are recorded to goodwill. There were no additions to acquisition-related contingent consideration from new business combinations for the three month period ended June 30, 2018, and additions for the six month period ended June 30, 2018 totaled approximately $1.5 million. For both the three and six month periods ended June 30, 2017, additions to acquisition-related contingent consideration from new business combinations totaled approximately $25.0 million. For the three month period ended June 30, 2018, measurement period adjustments for acquisition-related contingent consideration totaled a reduction of approximately $0.7 million, and for the six month period ended June 30, 2018, totaled a net increase of approximately $2.0 million, and related to businesses in the Company’s Oil and Gas and Power Generation and Industrial segments. Fair value adjustments for acquisition-related contingent consideration, including those related to finalization of completed earn-out arrangements, totaled net increases of approximately $4.4 million for both the three and six month periods ended June 30, 2018, primarily for businesses in the Company’s Communications and Oil and Gas segments, and a net decrease of approximately $8.6 million for both the three and six month periods ended June 30, 2017 for a business in the Company’s Communications segment. Payments of acquisition-related contingent consideration totaled $23.1 million for both the three and six month periods ended June 30, 2018, and totaled $18.8 million for both the three and six month periods ended June 30, 2017.
Equity Investments
The Company’s equity investments as of June 30, 2018 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”), which are accounted for as equity method investments; (ii) a $15 million investment in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; (iv) the Company’s equity interests in Pensare Acquisition Corp. (“Pensare”); and (v) certain other equity investments. See Note 15 - Related Party Transactions for additional information related to certain of the Company’s equity investments.
The fair values of the Company’s equity investments are not readily determinable. The Company’s equity investments, other than those that are proportionately consolidated, or those accounted for as equity method investments or under the fair value option, are measured at cost, adjusted for changes from observable market transactions, less impairment (“adjusted cost basis”). Realized and unrealized fair market value gains or losses related to the Company’s equity investments are recognized in other income or expense. Fair value measurements for the Company’s equity investments are classified within Level 3 in the fair value hierarchy based on the nature of the fair value inputs. For the six month period ended June 30, 2018, the Company was not aware of any material observable market transactions related to, or impairments of, its equity investments measured on an adjusted cost basis. The aggregate carrying value of the Company’s equity investments as of June 30, 2018 and December 31, 2017 totaled approximately $190 million and $141 million, respectively, including approximately $18 million of equity investments measured on an adjusted cost basis for both periods.
The Waha JVs. The Waha JVs own and operate two pipelines and a header system that transport natural gas to the Mexican border for export, for which operations commenced in 2017. For the three month periods ended June 30, 2018 and 2017, the Company made equity contributions to these joint ventures of approximately $9.7 million and $19.9 million, respectively, and for the six month periods ended June 30, 2018 and 2017, made equity contributions totaling $24.5 million and $73.3 million, respectively. The Company previously issued letters of credit in connection with its equity commitments in the Waha JVs. As of June 30, 2018, there were no letters of credit remaining, and as of December 31, 2017, $19 million in letters of credit were outstanding.
Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $5.8 million and $6.1 million for the three month periods ended June 30, 2018 and 2017, respectively, and totaled $11.4 million and $7.7 million for the six month periods ended June 30, 2018 and 2017, respectively. Cumulative undistributed earnings from the Waha JVs totaled $20.6 million as of June 30, 2018. For the three and six month periods ended June 30, 2018, the Company received $2.0 million and $7.7 million, respectively, in distributions of earnings from the Waha JVs, which amounts are included within operating cash flows. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs, due primarily to capitalized investment costs, totaled approximately $160 million and $121 million as of June 30, 2018 and December 31, 2017, respectively. Certain subsidiaries of MasTec have provided pipeline construction services to the Waha JVs. Revenue recognized in connection with work performed for the Waha JVs, including intercompany eliminations, totaled $100.2 million and $251.6 million for the three and six month periods ended June 30, 2017, respectively, and for the three and six month periods ended June 30, 2018, was de minimis. As of June 30, 2018 and December 31, 2017, related receivables, net of billings in excess of costs and earnings, totaled $0.2 million and $2.8 million, respectively.
TPP and CTP are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of TPP’s and CTP’s assets. The Waha JVs are also party to certain interest rate swaps, which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three and six month periods ended June 30, 2018, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps was a gain of approximately $3.9 million and $14.0 million, respectively, or $2.9 million and $10.7 million, net of tax, respectively. For the three and six month periods ended June 30, 2017, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps was a loss of approximately $4.4 million and $3.4 million, respectively, or $2.7 million and $2.1 million, net of tax, respectively.
Other Investments. During the third quarter of 2017, the Company paid $2.0 million for approximately 4% of the common stock of Pensare and warrants to purchase 2.0 million shares of Pensare common stock, which is a special purpose acquisition company focusing on transactions in the telecommunications industry. The shares of common stock purchased by MasTec are not transferable or salable until one year after Pensare successfully completes a business combination transaction, with limited exceptions, as specified in the agreement. The warrants purchased by MasTec are exercisable at a purchase price of $11.50 per share after Pensare successfully completes a business combination. Both the warrants and shares expire and/or are effectively forfeitable if Pensare does not successfully complete a business combination by February 1, 2019. The warrants, which are derivative financial instruments, and the shares, which are measured on an adjusted cost basis, are included within other long-term assets in the Company’s consolidated financial statements as of June 30, 2018. The warrants approximated their initial cost basis as of June 30, 2018, as determined based on Level 3 inputs. Due to the nature of the restrictions, the fair value of the shares is not readily determinable, and there were no observable price changes for similar investments during either of the three or six month periods ended June 30, 2018. José R. Mas, MasTec’s Chief Executive Officer, is a director of Pensare.
During the second quarter of 2018, the Company invested $10.0 million for a 38.5% interest in LifeShield, LLC (“LifeShield”), a home security company, which is measured under the fair value option. Management believes that the fair value option provides a more accurate reflection of the economic performance of LifeShield and the value of the Company’s equity interest in the business. As of June 30, 2018, the fair value of this investment approximated its purchase price.
In connection with the 2014 acquisition of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”), the Company acquired an investment, for which the Company now has minimal involvement, that is in the final stages of being liquidated and is being managed by a receiver. The Company regularly reviews this investment for potential changes in expected recovery estimates, and during the second quarter of 2018, recorded $0.9 million of expense related to changes in expected recovery estimates, and during the second quarter of 2017, recorded $5.8 million of expense. The Company received $5.4 million of proceeds from the receiver in the first quarter of 2018, and received $12.1 million of proceeds in the first quarter of 2017. The net carrying value of this asset, which is included within other current assets, totaled $3.0 million and $9.6 million as of June 30, 2018 and December 31, 2017, respectively.
Senior Notes
As of both June 30, 2018 and December 31, 2017, the gross carrying amount of the Company’s 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”), which are measured at fair value on a non-recurring basis, totaled $400 million. As of June 30, 2018 and December 31, 2017, the estimated fair value of the 4.875% Senior Notes, based on Level 1 inputs, totaled $392.0 million and $410.0 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	June 30, 2018	December 31, 2017
Contract billings	$561.6	$683.9
Less allowance for doubtful accounts	(9.5)	(8.2)
Accounts receivable, net of allowance	$552.1	$675.7
Retainage	317.9	323.1
Costs and earnings in excess of billings	1,207.5	599.2
Retainage and costs and earnings in excess of billings (together, “contract assets”)	$1,525.4	$922.3
Accounts receivable, net	$2,077.5	$1,598.0
Contract billings represent the amount of performance obligations that have been billed but not yet collected. Contract assets consist of costs and earnings in excess of billings (“CIEB”) and retainage. CIEB, which is also referred to as work in process, represents the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). Retainage is not considered to be a significant financing component because the intent is to protect the customer. CIEB and retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. Impairment losses on contract assets were not material for the three and six month periods ended June 30, 2018.
Under certain contracts, the Company may be entitled to invoice the customer in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as billings in excess of costs and earnings (“BIEC”). BIEC is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities consist primarily of such BIEC, which are generally classified within current liabilities on the Company’s consolidated balance sheets. BIEC totaled approximately $243.2 million and $194.5 million as of June 30, 2018 and December 31, 2017, respectively. For the three and six month periods ended June 30, 2018, the Company recognized revenue of approximately $15.0 million and $99.8 million, respectively, related to amounts that were included in BIEC as of December 31, 2017, resulting primarily from the advancement of physical progress on the respective projects during the period. Contract liabilities also include the amount of any accrued project losses, which are classified within other current liabilities on the Company’s consolidated balance sheets. Total contract liabilities, including accrued project losses, totaled approximately $251.1 million and $206.1 million as of June 30, 2018 and December 31, 2017, respectively.
Provisions for doubtful accounts for each of the three month periods ended June 30, 2018 and 2017 totaled $0.5 million and $0.2 million, respectively, and for the six month periods ended June 30, 2018 and 2017, totaled $1.4 million and $0.7 million, respectively. Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Accounts receivable expected to be collected beyond one year are recorded within other long-term assets. The increase in the CIEB balance for the six month period ended June 30, 2018 was driven largely by long-haul project activity and timing of billings within the Company’s Oil and Gas segment.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. These arrangements, under which amounts can vary based on levels of activity, interest rates and changes in customer payment terms, improve the collection cycle time of the related receivables. Cash collected from these arrangements is reflected within cash provided by operating activities in the consolidated statements of cash flows. The discount charge, which is included within interest expense, net, totaled approximately $3.1 million and $1.7 million for the three month periods ended June 30, 2018 and 2017, respectively, and totaled approximately $5.0 million and $2.6 million for the six month periods ended June 30, 2018 and 2017, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	June 30, 2018	December 31, 2017
Land	$4.6	$4.6
Buildings and leasehold improvements	28.4	26.7
Machinery and equipment	1,319.5	1,261.9
Office furniture and equipment	157.3	149.9
Construction in progress	26.2	12.5
Total property and equipment	$1,536.0	$1,455.6
Less accumulated depreciation and amortization	(796.6)	(749.1)
Property and equipment, net	$739.4	$706.5
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $115.8 million and $109.9 million as of June 30, 2018 and December 31, 2017, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $25.0 million and $23.5 million as of June 30, 2018 and December 31, 2017, respectively. Depreciation and amortization expense associated with property and equipment for the three month periods ended June 30, 2018 and 2017 totaled $46.3 million and $40.5 million, respectively, and totaled $91.3 million and $79.2 million for the six month periods ended June 30, 2018 and 2017, respectively.

Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2018	December 31, 2017
Senior secured credit facility:	February 22, 2022
Revolving loans		$648.1	$377.7
Term loan		386.9	396.9
4.875% Senior Notes	March 15, 2023	400.0	400.0
Capital lease obligations, weighted average interest rate of 3.8%	In installments through May 1, 2023	182.6	181.2
Other debt obligations	Varies	11.1	25.8
Total long-term debt obligations		$1,628.7	$1,381.6
Less unamortized deferred financing costs		(11.5)	(13.0)
Total debt, net of deferred financing costs		$1,617.2	$1,368.6
Current portion of long-term debt		84.2	87.9
Long-term debt		$1,533.0	$1,280.7
Senior Secured Credit Facility
The Company has a senior secured credit facility (the “Credit Facility”). Under the Credit Facility, aggregate borrowing commitments totaled approximately $1.5 billion as of June 30, 2018, composed of $1.1 billion of revolving commitments and a term loan of approximately $0.4 billion. The term loan is subject to amortization in quarterly principal installments. An initial installment of $3.1 million was paid in December 2017, and quarterly installments of $5.0 million commenced in the first quarter of 2018. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
As of June 30, 2018 and December 31, 2017, outstanding revolving loans, which included $106 million and $117 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 3.91% and 3.69% per annum, respectively. The term loan accrued interest at a rate of 3.72% and 3.07% as of June 30, 2018 and December 31, 2017, respectively. Letters of credit of approximately $124.7 million and $157.1 million were issued as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, letters of credit fees accrued at 0.750% and 0.625% per annum, respectively, for performance standby letters of credit, and at 1.625% and 1.50% per annum, respectively, for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2018 and December 31, 2017, availability for revolving loans totaled $327.2 million and $565.2 million, respectively, or up to $327.2 million and $492.9 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $194.4 million and $183.4 million of availability in either Canadian dollars or Mexican pesos as of June 30, 2018 and December 31, 2017, respectively. The unused facility fee as of June 30, 2018 and December 31, 2017 accrued at a rate of 0.30% and 0.25%, respectively.
The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations. Borrowings under these credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. As of both June 30, 2018 and December 31, 2017, maximum borrowing capacity totaled Canadian $20.0 million, or approximately $15.2 million and $15.9 million, respectively. As of June 30, 2018 and December 31, 2017, outstanding borrowings totaled approximately $9.2 million and $10.4 million, respectively, and accrued interest at a weighted average rate of approximately 4.2% and 4.0%, respectively. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, which are included within other debt obligations in the table above, are classified within long-term debt in the Company’s consolidated balance sheets. The Company’s other credit facilities are subject to customary provisions and covenants.
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
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of June 30, 2018 and December 31, 2017.
Additional Information
As of June 30, 2018 and December 31, 2017, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $8.2 million and $7.4 million, respectively. For additional information pertaining to the Company’s debt instruments, including its 4.875% Senior Notes, see Note 7 - Debt in the Company’s 2017 Form 10-K.

Note 8 – Lease Obligations
Capital Leases
MasTec enters into agreements that provide lease financing for machinery and equipment. The gross amount of assets held under capital leases as of June 30, 2018 and December 31, 2017, which are included within property and equipment, net, totaled $432.4 million and $418.0 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $287.4 million and $277.3 million as of June 30, 2018 and December 31, 2017, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 15 - Related Party Transactions. Rent and related expense for operating leases that have non-cancelable terms in excess of one year totaled approximately $25.3 million and $26.6 million for the three month periods ended June 30, 2018 and 2017, respectively, and totaled $52.2 million for both the six month periods ended June 30, 2018 and 2017. The Company also incurred rent and related expense for facilities, vehicles and equipment having original terms of one year or less totaling approximately $104.9 million and $133.3 million for the three month periods ended June 30, 2018 and 2017, respectively, and totaling $196.6 million and $188.4 million for the six month periods ended June 30, 2018 and 2017, respectively.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of June 30, 2018, including employee stock purchase plans, there were approximately 4,675,000 shares available for future grant.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”) to eligible employees and directors, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of June 30, 2018 was approximately $19.7 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. The intrinsic value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $1.6 million and $0.2 million for the three month periods ended June 30, 2018 and 2017, respectively, and totaled $1.7 million and $11.7 million for the six month periods ended June 30, 2018 and 2017, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2017	1,448,591	$23.29
Granted	116,822	50.67
Vested	(36,477)	21.85
Canceled/forfeited	(29,054)	20.65
Non-vested restricted shares, as of June 30, 2018	1,499,882	$25.51

(a)	Includes 19,300 and 27,550 restricted stock units as of June 30, 2018 and December 31, 2017, respectively.

Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”) under which shares of the Company's common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Six Months Ended June 30,
	2018	2017
Cash proceeds (in millions)	$2.2	$1.6
Common shares issued	55,138	49,502
Weighted average price per share	$39.99	$33.30
Weighted average per share grant date fair value	$9.74	$8.67

Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax effects for the periods indicated were as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Non-cash stock-based compensation expense	$3.4	$3.4	$6.6	$7.2
Income Tax Effects:
Income tax effect of non-cash stock-based compensation	$1.0	$1.3	$1.8	$2.5
Excess tax benefit from non-cash stock-based compensation (a)	$0.2	$0.0	$0.2	$0.1

(a)
Excess tax benefits represent cash flows from tax deductions in excess of the tax effect of compensation expense associated with share-based payment arrangements. For the six month period ended June 30, 2018, tax benefits, net of tax deficiencies, related to the vesting of share-based payment awards were $0.2 million, and for the six month period ended June 30, 2017, the Company recognized a tax deficiency, net of tax benefits, of $0.1 million.

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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended June 30:
2018	2,612	6,183	$19.7	$2.1	$21.8
2017	3,669	7,057	$28.3	$2.7	$31.0
For the Six Months Ended June 30:
2018	2,018	6,183	$31.0	$4.1	$35.1
2017	550	7,057	$32.0	$5.3	$37.3
The fluctuations in the number of employees covered under multiemployer plans and related contributions in the table above related primarily to timing of activity for the Company’s union resource-based projects within its oil and gas operations.

Note 11 – Equity
Share Activity
During the three and six month periods ended June 30, 2018, the Company repurchased approximately 0.7 million and 2.7 million shares of its common stock, respectively, for an aggregate purchase price of $29.9 million and $128.3 million, respectively. Of the total repurchased shares, 2.0 million were repurchased in the first quarter of 2018 for $98.4 million under a now completed share repurchase program that was established in 2016. The remaining 0.7 million shares were repurchased in the second quarter of 2018 under a new $100 million share repurchase program that was authorized by the Company’s Board of Directors in March 2018 (the “2018 Share Repurchase Program”), under which approximately $70 million is available as of June 30, 2018 for future share repurchases.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is composed of unrealized foreign currency gains and losses from fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, as well as unrealized gains and losses from certain investment activities. Unrealized foreign currency activity for each of the three and six month periods ended June 30, 2018 and 2017 is primarily related to translation gains and losses resulting from the Company’s Canadian operations, and unrealized investment activity for each of the three and six month periods ended June 30, 2018 and 2017 relates to unrealized gains and losses on interest rate swaps associated with the Waha JVs.
Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur.
In December 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted, which included broad tax reform that is applicable to the Company. Under the provisions of the 2017 Tax Act, the U.S. corporate tax rate decreased from 35% to 21% effective January 1, 2018. The Company completed an initial remeasurement of its U.S. deferred tax assets and liabilities as of December 31, 2017 as a result of this new tax law and recognized a non-cash tax benefit of $120.1 million in the fourth quarter of 2017. This initial remeasurement contained estimates of the effect of the 2017 Tax Act, as permitted under Staff Accounting Bulletin (“SAB”) 118, and may be affected by future guidance, finalization of its tax returns for the year ended December 31, 2017, and/or as a result of newly obtained information pertaining to its deferred tax balances as of December 31, 2017. In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amended Topic 740 to incorporate the requirements of SAB 118. Any revisions to the initial remeasurement of the Company’s deferred tax assets and liabilities as of December 31, 2017 for the effects of the 2017 Tax Act will be treated in accordance with the measurement period guidance as outlined in Topic 740 and SAB 118. In the second quarter of 2018, the Company recognized tax expense of approximately $1.5 million related to an adjustment to the initial remeasurement of its deferred tax liabilities as a result of the 2017 Tax Act.
Note 13 – Segments and Related Information
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
For the six month period ended June 30, 2018, Other segment EBITDA included project gains of $1.0 million from a proportionately consolidated non-controlled Canadian joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, whereas for the six month period ended June 30, 2017, Other segment EBITDA included project losses from this non-controlled joint venture of $7.0 million.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables, including a reconciliation of consolidated income before income taxes to EBITDA (in millions). The tables below may contain slight summation differences due to rounding.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2018	2017	2018	2017
Communications (a)	$618.6	$592.2	$1,245.7	$1,151.7
Oil and Gas	769.3	1,140.4	1,305.8	1,596.2
Electrical Transmission	84.5	96.6	198.5	195.4
Power Generation and Industrial	146.0	60.7	263.6	107.3
Other	0.2	1.9	2.2	3.6
Eliminations	(0.8)	(1.6)	(1.2)	(5.8)
Consolidated revenue	$1,617.8	$1,890.2	$3,014.6	$3,048.4

(a)
Revenue generated primarily by utilities customers represented 13.6% and 11.5% of Communications segment revenue for the three month periods ended June 30, 2018 and 2017, respectively, and represented 15.7% and 12.4% for the six month periods ended June 30, 2018 and 2017, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA:	2018	2017	2018	2017
Communications	$73.7	$59.5	$155.8	$107.8
Oil and Gas	122.7	154.0	155.7	247.9
Electrical Transmission	(2.7)	3.5	1.9	6.7
Power Generation and Industrial	9.8	4.7	14.6	5.6
Other	6.8	6.8	12.7	1.5
Corporate	(21.6)	(29.6)	(47.5)	(47.1)
Consolidated EBITDA	$188.7	$198.9	$293.2	$322.4

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Depreciation and Amortization:	2018	2017	2018	2017
Communications	$15.3	$13.5	$29.9	$25.5
Oil and Gas	26.1	23.2	51.6	45.1
Electrical Transmission	5.1	5.7	10.4	11.4
Power Generation and Industrial	3.6	1.4	6.6	2.9
Other	0.0	0.0	0.1	0.1
Corporate	1.6	1.6	3.0	3.3
Consolidated depreciation and amortization	$51.7	$45.4	$101.6	$88.3

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA Reconciliation:	2018	2017	2018	2017
Income before income taxes	$116.2	$138.8	$153.8	$206.8
Plus:
Interest expense, net	20.8	14.8	37.9	27.4
Depreciation and amortization	51.7	45.4	101.6	88.3
Consolidated EBITDA	$188.7	$198.9	$293.2	$322.4
Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico. For the three month periods ended June 30, 2018 and 2017, revenue of $1.6 billion and $1.8 billion, respectively, was derived from U.S. operations, and revenue of $26.7 million and $40.5 million, respectively, was derived from foreign operations, the majority of which was from the Company’s Canadian operations in the Oil and Gas segment. For the six month periods ended June 30, 2018 and 2017, revenue of $3.0 billion and $2.9 billion, respectively, was derived from U.S. operations, and revenue of $60.5 million and $99.7 million, respectively, was derived from foreign operations, the majority of which was from the Company’s Canadian operations in the Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $698.6 million and $649.5 million as of June 30, 2018 and December 31, 2017, respectively, and, for the Company’s businesses in foreign countries, the majority of which are in Canada, totaled $40.8 million and $57.0 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.2 billion as of both June 30, 2018 and December 31, 2017, and for the Company’s businesses in foreign countries, the majority of which are in Canada, totaled approximately $107.0 million and $112.8 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, amounts due from customers from which foreign revenue was derived accounted for approximately 3% and 5%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Customer:	2018	2017	2018	2017
AT&T (including DIRECTV®) (a)	25%	22%	26%	27%
Energy Transfer affiliates (b)	15%	47%	20%	35%
EQT Corporation (c)	19%	—%	11%	—%

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

(c)
The Company's relationship with EQT Corporation and its affiliates is based upon various construction contracts for pipeline activities. Revenue from EQT Corporation is included in the Oil and Gas segment.

Note 14 – Commitments and Contingencies
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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2018 and December 31, 2017, there were $124.7 million and $157.1 million, respectively, of letters of credit issued under the Company’s Credit Facility. The Company is not aware of any material claims relating to its outstanding letters of credit as of June 30, 2018 or December 31, 2017.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2018 and December 31, 2017, outstanding performance and payment bonds totaled $108.6 million and $119.7 million, respectively, and estimated costs to complete projects secured by these bonds totaled $43.8 million and $46.0 million as of June 30, 2018 and December 31, 2017, respectively. These amounts do not include performance and payment bonds associated with the Company’s equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements to expand its operations, customer base or geographic reach, including arrangements that combine the Company’s skills and resources with those of others to allow for the performance of particular projects. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. The Company also holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture that was underway when the Company acquired Pacer in 2014, whose sole activity involves the construction of a bridge, a business in which the Company does not otherwise engage. This joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, automatically terminates upon completion of the project. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of June 30, 2018, the Company was not aware of circumstances that would reasonably lead to material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of June 30, 2018 and December 31, 2017 are amounts held by entities that are proportionately consolidated totaling $17.9 million and $17.3 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. Advances on project work associated with the Company’s proportionately consolidated contractual joint ventures, which are reflected within other current liabilities, totaled $10.3 million as of June 30, 2018.
The Company has other investment arrangements, as discussed in Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions. The Company may incur costs or provide financing, performance, financial and/or other guarantees to or in connection with these arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of June 30, 2018 and December 31, 2017, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $101.7 million and $106.2 million, respectively, of which $65.6 million and $72.2 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $2.5 million and $2.6 million as of June 30, 2018 and December 31, 2017, respectively.
The Company is required to post collateral, generally in the form of letters of credit, and provide cash collateral to certain of its insurance carriers and to provide surety bonds in certain states. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $87.8 million and $88.9 million as of June 30, 2018 and December 31, 2017, respectively. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets, amounted to $1.6 million for these policies as of both June 30, 2018 and December 31, 2017. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $15.2 million as of both June 30, 2018 and December 31, 2017.
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
Collective Bargaining Agreements and Multiemployer Plans. As discussed in Note 10 - Other Retirement Plans, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits and contribute certain amounts to MEPPs. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multiemployer pension plans, subjects employers to substantial liabilities in the event of an employer’s complete or partial withdrawal from, or upon termination of, such plans. The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of June 30, 2018, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2018 and December 31, 2017, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec has also issued performance and other guarantees in connection with certain of its equity investments. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. Much of the work performed by the Company is evaluated for defects shortly after the work is completed. Accrued warranty claims are not, and have historically not been, material. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, or, if customers elect to repair or replace the warrantied item using the services of another provider, the Company could be required to pay for the cost of the repair or replacement.
Concentrations of Risk. The Company had approximately 395 customers for the six month period ended June 30, 2018. As of June 30, 2018, three customers each accounted for approximately 39%, 18% and 12%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC, and, as of December 31, 2017, two customers each accounted for approximately 46% and 15%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 76% and 84%, respectively, of its revenue from its top ten customers for the three month periods ended June 30, 2018 and 2017, and derived 73% and 79% of its revenue, respectively, from its top ten customers for the six month periods ended June 30, 2018 and 2017.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business from a number of different vendors on a non-exclusive basis, including entities that are associated with members of subsidiary management. For the three month periods ended June 30, 2018 and 2017, related party lease payments for operational facilities and equipment totaled approximately $10.8 million and $14.4 million, respectively, and for the six month periods ended June 30, 2018 and 2017, totaled approximately $18.3 million and $27.1 million, respectively. Payables associated with these related party lease payments totaled approximately $3.0 million and $0.1 million as of June 30, 2018 and December 31, 2017, respectively. Additionally, payments to related parties for various types of supplies and services, including ancillary construction services, project-related site restoration and marketing and business development activities, totaled approximately $4.4 million and $7.9 million for the three month periods ended June 30, 2018 and 2017, respectively, and totaled $13.3 million and $14.5 million for the six month periods ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, related amounts payable totaled approximately $14.2 million and $5.2 million, respectively.
MasTec performs certain construction services for two entities, of which a member of subsidiary management is a minority owner. Revenue from these arrangements totaled approximately $3.6 million and $6.3 million for the three and six month periods ended June 30, 2018, respectively, and related amounts receivable, net of BIEC, totaled approximately $0.3 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively. In 2017, MasTec acquired an oil and gas pipeline equipment company that was formerly owned by a member of subsidiary management for approximately $40.6 million in cash and an estimated earn-out liability of $59.9 million, as adjusted, of which $5.7 million was paid in the second quarter of 2018. MasTec previously leased equipment from this company. In February 2018, MasTec acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, was a minority owner, for approximately $6.1 million in cash and an estimated earn-out liability of approximately $0.7 million, as adjusted. The net assets acquired included notes payable to the former owners totaling approximately $2.6 million, which amount was subsequently repaid.
MasTec rents and leases equipment and purchases equipment supplies used in its business from CCI, in which it has a 15% equity investment. Juan Carlos Mas serves as the chairman of CCI, and a member of management of a MasTec subsidiary is a minority owner. For the three month periods ended June 30, 2018 and 2017, MasTec paid CCI approximately $5.0 million and $11.0 million, net of rebates, respectively, for equipment supplies, rentals, leases and servicing, and for the six month periods ended June 30, 2018 and 2017, MasTec paid CCI approximately $10.9 million and $12.0 million, net of rebates, respectively. Amounts payable to CCI, net of rebates receivable, totaled approximately $14.4 million as of June 30, 2018, and as of December 31, 2017, were de minimis.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended June 30, 2018 and 2017, MasTec incurred approximately $1.8 million and $15.0 million, respectively, of expenses under this subcontracting arrangement, and for the six month periods ended June 30, 2018 and 2017, MasTec incurred approximately $6.8 million and $15.5 million, respectively. As of June 30, 2018 and December 31, 2017, related amounts payable totaled approximately $2.3 million and $2.0 million, respectively.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a majority interest. For both the three month periods ended June 30, 2018 and 2017, MasTec charged approximately $0.2 million to this customer, and for both the six month periods ended June 30, 2018 and 2017, charged $0.4 million. As of both June 30, 2018 and December 31, 2017, outstanding receivables related to this employee leasing arrangement totaled approximately $0.2 million. The Company also provides satellite communication services to this customer. For both the three month periods ended June 30, 2018 and 2017, revenue from satellite communication services provided to this customer totaled approximately $0.2 million, and for the six month periods ended June 30, 2018 and 2017, totaled approximately $0.5 million and $0.4 million, respectively. As of both June 30, 2018 and December 31, 2017, amounts receivable from this arrangement totaled approximately $0.3 million.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For both the three month periods ended June 30, 2018 and 2017, MasTec paid approximately $0.5 million under this leasing arrangement, and for the six month periods ended June 30, 2018 and 2017, paid approximately $1.1 million and $1.0 million, respectively. As of both June 30, 2018 and December 31, 2017, related amounts payable were de minimis.
The Company has a 40% interest in an entity related to a 2017 acquisition that is accounted for as an equity method investment. As of June 30, 2018 and December 31, 2017, advances outstanding from this entity, net, totaled approximately $0.1 million and $0.3 million, respectively.
The Company’s Pacer subsidiary has a subcontracting arrangement with a contractual joint venture in which it holds a 35% undivided interest. For both the three month periods ended June 30, 2018 and 2017, revenue recognized by the Company in connection with this arrangement totaled approximately $0.2 million, and for the six month periods ended June 30, 2018 and 2017, totaled approximately $0.4 million and $0.3 million, respectively. As of June 30, 2018 and December 31, 2017, accounts receivable, net of BIEC, from this contractual joint venture totaled approximately $0.1 million and $0.8 million, respectively. Outstanding performance guarantees on behalf of this contractual joint venture, which are based on the original full contract value of the associated project, totaled Canadian $132.1 million as of both June 30, 2018 and December 31, 2017 (or approximately $100.5 million and $105.1 million, respectively). Additionally, the Company provided project-related financing in connection with this contractual joint venture of approximately $1.5 million and $2.3 million for the three month periods ended June 30, 2018 and 2017, respectively, and approximately $2.1 million and $3.1 million for the six month periods ended June 30, 2018 and 2017, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. The Company made distributions of earnings to holders of its non-controlling interests of $0.6 million in the first quarter of 2018 and $1.3 million in the first quarter of 2017. In October 2017, the Company acquired the remaining non-controlling interests of one of these entities, with which it had a subcontracting arrangement for the performance of ancillary oil and gas construction services, for approximately $21.4 million in cash and an estimated earn-out liability of $10.0 million, as adjusted, of which $4.6 million was paid in the second quarter of 2018.
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
The Company paid $0.5 million and $0.7 million in the second quarter of 2018 in connection with the current agreements for Jorge Mas and José R. Mas, respectively, and paid $0.5 million and $0.7 million in the second quarter of 2017 in connection with the predecessor agreements for Jorge Mas and José R. Mas, respectively. As of June 30, 2018 and December 31, 2017, life insurance assets associated with these agreements, which amounts are included within other long-term assets, totaled approximately $17.9 million and $16.6 million, respectively.
Note 16 – Supplemental Guarantor Condensed Unaudited Consolidating Financial Information
The 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are, as of June 30, 2018, each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”). The Company’s subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary; if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Three Months Ended June 30, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,556.9	$84.0	$(23.1)	$1,617.8
Costs of revenue, excluding depreciation and amortization	—	1,309.1	80.6	(23.1)	1,366.6
Depreciation and amortization	—	46.2	5.5	—	51.7
General and administrative expenses	0.8	63.1	3.7	—	67.6
Interest expense (income), net	—	37.1	(16.3)	—	20.8
Equity in earnings of unconsolidated affiliates	—	—	(5.8)	—	(5.8)
Other expense (income), net	—	1.2	(0.4)	—	0.8
(Loss) income before income taxes	$(0.8)	$100.2	$16.7	$—	$116.2
Benefit from (provision for) income taxes	0.2	(25.9)	(10.1)	—	(35.8)
Net (loss) income before equity in income from subsidiaries	$(0.6)	$74.3	$6.6	$—	$80.4
Equity in income from subsidiaries, net of tax	81.1	—	—	(81.1)	—
Net income (loss)	$80.5	$74.3	$6.6	$(81.1)	$80.4
Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to MasTec, Inc.	$80.5	$74.3	$6.7	$(81.1)	$80.5
Comprehensive income (loss)	$81.8	$74.3	$8.0	$(82.4)	$81.7

For the Three Months Ended June 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,820.0	$85.5	$(15.3)	$1,890.2
Costs of revenue, excluding depreciation and amortization	—	1,557.9	83.7	(15.3)	1,626.3
Depreciation and amortization	—	38.2	7.2	—	45.4
General and administrative expenses	0.6	66.7	3.5	—	70.8
Interest expense (income), net	—	30.5	(15.7)	—	14.8
Equity in earnings of unconsolidated affiliates	—	—	(6.1)	—	(6.1)
Other (income) expense, net	—	(5.3)	5.5	—	0.1
(Loss) income before income taxes	$(0.6)	$132.0	$7.4	$—	$138.8
Benefit from (provision for) income taxes	0.2	(47.9)	(7.7)	—	(55.4)
Net (loss) income before equity in income from subsidiaries	$(0.4)	$84.1	$(0.3)	$—	$83.3
Equity in income from subsidiaries, net of tax	82.1	—	—	(82.1)	—
Net income (loss)	$81.7	$84.1	$(0.3)	$(82.1)	$83.3
Net income (loss) attributable to non-controlling interests	—	1.8	(0.1)	—	1.7
Net income (loss) attributable to MasTec, Inc.	$81.7	$82.3	$(0.2)	$(82.1)	$81.7
Comprehensive income (loss)	$79.5	$84.1	$(2.5)	$(79.9)	$81.2

For the Six Months Ended June 30, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,822.5	$269.6	$(77.5)	$3,014.6
Costs of revenue, excluding depreciation and amortization	—	2,445.3	236.1	(77.5)	2,603.9
Depreciation and amortization	—	89.5	12.1	—	101.6
General and administrative expenses	1.5	122.4	7.3	—	131.2
Interest expense (income), net	—	70.0	(32.1)	—	37.9
Equity in earnings of unconsolidated affiliates	—	—	(11.4)	—	(11.4)
Other income, net	—	(1.4)	(0.9)	—	(2.3)
(Loss) income before income taxes	$(1.5)	$96.7	$58.5	$—	$153.8
Benefit from (provision for) income taxes	0.4	(24.9)	(22.3)	—	(46.9)
Net (loss) income before equity in income from subsidiaries	$(1.1)	$71.8	$36.2	$—	$106.9
Equity in income from subsidiaries, net of tax	108.2	—	—	(108.2)	—
Net income (loss)	$107.1	$71.8	$36.2	$(108.2)	$106.9
Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to MasTec, Inc.	$107.1	$71.8	$36.4	$(108.2)	$107.1
Comprehensive income (loss)	$115.5	$71.8	$44.7	$(116.7)	$115.3

For the Six Months Ended June 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,903.2	$173.4	$(28.2)	$3,048.4
Costs of revenue, excluding depreciation and amortization	—	2,446.5	179.2	(28.2)	2,597.5
Depreciation and amortization	—	73.5	14.8	—	88.3
General and administrative expenses	1.2	126.4	8.0	—	135.6
Interest expense (income), net	—	58.4	(31.0)	—	27.4
Equity in earnings of unconsolidated affiliates	—	—	(7.7)	—	(7.7)
Other (income) expense, net	—	(5.3)	5.9	—	0.6
(Loss) income before income taxes	$(1.2)	$203.7	$4.2	$—	$206.8
Benefit from (provision for) income taxes	0.4	(74.2)	(9.0)	—	(82.8)
Net (loss) income before equity in income from subsidiaries	$(0.8)	$129.5	$(4.8)	$—	$124.0
Equity in income from subsidiaries, net of tax	123.4	—	—	(123.4)	—
Net income (loss)	$122.6	$129.5	$(4.8)	$(123.4)	$124.0
Net income (loss) attributable to non-controlling interests	—	1.6	(0.3)	—	1.3
Net income (loss) attributable to MasTec, Inc.	$122.6	$127.9	$(4.5)	$(123.4)	$122.6
Comprehensive income (loss)	$122.3	$129.5	$(5.1)	$(123.1)	$123.6

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of June 30, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$2,125.9	$270.4	$(114.5)	$2,281.8
Property and equipment, net	—	687.7	51.7	—	739.4
Goodwill and other intangible assets, net	—	1,193.7	134.4	—	1,328.1
Investments in and advances to consolidated affiliates, net	1,411.8	928.1	831.7	(3,171.6)	—
Other long-term assets	16.3	34.7	181.8	—	232.8
Total assets	$1,428.1	$4,970.1	$1,470.0	$(3,286.1)	$4,582.2
Liabilities and equity
Total current liabilities	$—	$1,200.6	$166.7	$(114.5)	$1,252.8
Long-term debt	—	1,522.9	10.1	—	1,533.0
Other long-term liabilities	—	352.9	13.1	—	366.0
Total liabilities	$—	$3,076.4	$189.9	$(114.5)	$3,151.8
Total equity	$1,428.1	$1,893.7	$1,280.1	$(3,171.6)	$1,430.4
Total liabilities and equity	$1,428.1	$4,970.1	$1,470.0	$(3,286.1)	$4,582.2

As of December 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,536.6	$332.9	$(17.1)	$1,852.4
Property and equipment, net	—	638.7	67.8	—	706.5
Goodwill and other intangible assets, net	—	1,187.9	141.0	—	1,328.9
Investments in and advances to consolidated affiliates, net	1,415.0	847.7	746.6	(3,009.3)	—
Other long-term assets	15.8	23.4	139.6	—	178.8
Total assets	$1,430.8	$4,234.3	$1,427.9	$(3,026.4)	$4,066.6
Liabilities and equity
Total current liabilities	$—	$778.6	$202.3	$(17.1)	$963.8
Long-term debt	—	1,269.4	11.3	—	1,280.7
Other long-term liabilities	—	379.9	8.8	—	388.7
Total liabilities	$—	$2,427.9	$222.4	$(17.1)	$2,633.2
Total equity	$1,430.8	$1,806.4	$1,205.5	$(3,009.3)	$1,433.4
Total liabilities and equity	$1,430.8	$4,234.3	$1,427.9	$(3,026.4)	$4,066.6

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Six Months Ended June 30, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$—	$(129.6)	$152.8	$—	$23.2
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(6.7)	—	—	(6.7)
Capital expenditures	—	(85.1)	(2.9)	—	(88.0)
Proceeds from sale of property and equipment	—	12.3	1.6	—	13.9
Payments for other investments	—	(11.2)	(24.5)	—	(35.7)
Proceeds from other investments	—	—	5.4	—	5.4
Net cash used in investing activities	$—	$(90.7)	$(20.4)	$—	$(111.1)
Cash flows from financing activities:
Proceeds from credit facilities	—	1,623.3	15.6	—	1,638.9
Repayments of credit facilities	—	(1,357.6)	(17.0)	—	(1,374.6)
Repayments of other borrowings and capital lease obligations	—	(49.9)	(3.8)	—	(53.7)
Payments of acquisition-related contingent consideration	—	(15.9)	—	—	(15.9)
Repurchase of common stock	(128.3)	—	—	—	(128.3)
Distributions to non-controlling interests	—	(0.6)	—	—	(0.6)
Proceeds from stock-based awards, net	1.9	—	—	—	1.9
Net financing activities and advances from (to) consolidated affiliates	126.4	11.8	(138.2)	—	—
Net cash provided by (used in) financing activities	$—	$211.1	$(143.4)	$—	$67.7
Effect of currency translation on cash	—	—	0.5	—	0.5
Net decrease in cash and cash equivalents	$—	$(9.2)	$(10.5)	$—	$(19.6)
Cash and cash equivalents - beginning of period	$—	$10.0	$30.3	$—	$40.3
Cash and cash equivalents - end of period	$—	$0.8	$19.8	$—	$20.7

For the Six Months Ended June 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash used in operating activities	$—	$(49.9)	$(50.3)	$—	$(100.2)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(37.4)	—	—	(37.4)
Capital expenditures	—	(55.0)	(1.9)	—	(56.9)
Proceeds from sale of property and equipment	—	6.8	0.6	—	7.4
Payments for other investments	—	(1.2)	(73.3)	—	(74.5)
Proceeds from other investments	—	—	12.1	—	12.1
Net cash used in investing activities	$—	$(86.8)	$(62.5)	$—	$(149.3)
Cash flows from financing activities:
Proceeds from credit facilities	—	1,141.2	12.0	—	1,153.2
Repayments of credit facilities	—	(850.2)	(18.9)	—	(869.1)
Repayments of other borrowings and capital lease obligations	—	(36.4)	(4.7)	—	(41.1)
Payments of acquisition-related contingent consideration	—	(6.7)	—	—	(6.7)
Distributions to non-controlling interests	—	(1.3)	—	—	(1.3)
Proceeds from stock-based awards, net	0.0	—	—	—	0.0
Other financing activities	—	(6.2)	—	—	(6.2)
Net financing activities and advances (to) from consolidated affiliates	—	(120.6)	120.6	—	—
Net cash provided by financing activities	$—	$119.8	$109.0	$—	$228.8
Effect of currency translation on cash	—	—	0.1	—	0.1
Net decrease in cash and cash equivalents	$—	$(16.9)	$(3.7)	$—	$(20.5)
Cash and cash equivalents - beginning of period	$—	$28.9	$9.9	$—	$38.8
Cash and cash equivalents - end of period	$—	$12.0	$6.2	$—	$18.2

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
The following is a discussion of our business, financial position and results of operations as of and for the three and six month periods ended June 30, 2018 and 2017. This discussion and analysis should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2017 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber, install-to-the-home and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; conventional and renewable power generation; heavy civil and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for almost 90 years. We offer our services primarily under the MasTec service mark and, as of June 30, 2018, we had approximately 20,200 employees and 405 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We expect to realize almost 50% of our June 30, 2018 estimated backlog in 2018. The following table presents 18-month backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	June 30, 2018	March 31, 2018	June 30, 2017
Communications	$4,239	$3,820	$3,375
Oil and Gas	2,211	2,656	1,506
Electrical Transmission	633	365	295
Power Generation and Industrial	634	707	85
Other	2	3	4
Estimated 18-month backlog	$7,719	$7,551	$5,265
Approximately 50% of our backlog as of June 30, 2018 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work from master service agreements due to changes in our customers’ spending plans, as well as on construction projects, due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is not a term recognized under U.S. GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements, which is incorporated by reference. As of June 30, 2018 total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $3.0 billion of estimates of future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of $0.3 billion of remaining performance obligations in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2018 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $0.6 billion of estimates of future revenue under master service and other service agreements that is included within the related backlog estimate.
Economic, Industry and Market Factors
We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to rationalization of our customers’ capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, including (i) changes to our customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve; (iii) access to capital for customers in the industries we serve; (iv) new or changing regulatory requirements or other governmental policy uncertainty; (v) economic, market or political developments; and (vi) changes in technology, tax and other incentives. Availability of transportation and transmission capacity and fluctuations in market prices for oil, gas and other fuel sources can also affect demand for our services, in particular, on pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industry, can result, and in the past, have resulted, in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules, holidays and timing, in particular, for large non-recurring projects. Typically, our revenue is lowest in the first quarter of the year because cold, snowy or wet conditions cause project delays. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year, as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including warm winter weather, excessive rainfall or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.
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

Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our condensed unaudited consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about our operating results, including the results of construction contracts accounted for under the cost-to-cost method, and the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. During the second quarter of 2018, we performed quantitative assessments of the goodwill associated with certain of our operating segments and of an indefinite-lived pre-qualification intangible asset in conjunction with our quarterly review for indicators of impairment. Based on the results of these assessments, we determined that the estimated fair value of one of the reporting units in our Oil and Gas segment substantially exceeded its carrying value, and that the fair values of a separate reporting unit and of an indefinite-lived pre-qualification intangible asset in our Oil and Gas segment, for which the related goodwill and pre-qualification intangible asset have an aggregate carrying value of approximately $110 million, exceeded their carrying values by approximately 8% and 10%, respectively. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in the future.
We believe that our accounting estimates pertaining to: the recognition of revenue and project profit or loss, which we define as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount of variable consideration included in the contract transaction price; allowances for doubtful accounts; fair value estimates, including those related to valuations of goodwill, indefinite-lived intangible assets, acquisition-related contingent consideration and equity investments; income taxes; self-insurance liabilities; and litigation and other contingencies, are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Actual results could, however, vary materially from these accounting estimates. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements, which is incorporated by reference, and to our 2017 Form 10-K for discussion of our significant accounting policies.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Revenue	$1,617.8	100.0%	$1,890.2	100.0%	$3,014.6	100.0%	$3,048.4	100.0%
Costs of revenue, excluding depreciation and amortization	1,366.6	84.5%	1,626.3	86.0%	2,603.9	86.4%	2,597.5	85.2%
Depreciation and amortization	51.7	3.2%	45.4	2.4%	101.6	3.4%	88.3	2.9%
General and administrative expenses	67.6	4.2%	70.8	3.7%	131.2	4.4%	135.6	4.4%
Interest expense, net	20.8	1.3%	14.8	0.8%	37.9	1.3%	27.4	0.9%
Equity in earnings of unconsolidated affiliates	(5.8)	(0.4)%	(6.1)	(0.3)%	(11.4)	(0.4)%	(7.7)	(0.3)%
Other expense (income), net	0.8	0.0%	0.1	0.0%	(2.3)	(0.1)%	0.6	0.0%
Income before income taxes	$116.2	7.2%	$138.8	7.3%	$153.8	5.1%	$206.8	6.8%
Provision for income taxes	(35.8)	(2.2)%	(55.4)	(2.9)%	(46.9)	(1.6)%	(82.8)	(2.7)%
Net income	$80.4	5.0%	$83.3	4.4%	$106.9	3.5%	$124.0	4.1%
Net (loss) income attributable to non-controlling interests	(0.1)	(0.0)%	1.7	0.1%	(0.2)	(0.0)%	1.3	0.0%
Net income attributable to MasTec, Inc.	$80.5	5.0%	$81.7	4.3%	$107.1	3.6%	$122.6	4.0%

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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,				For the Six Months Ended June 30,
Reportable Segment:	2018	2017	2018	2017	2018		2017		2018		2017
Communications	$618.6	$592.2	$1,245.7	$1,151.7	$73.7	11.9%	$59.5	10.0%	$155.8	12.5%	$107.8	9.4%
Oil and Gas	769.3	1,140.4	1,305.8	1,596.2	122.7	15.9%	154.0	13.5%	155.7	11.9%	247.9	15.5%
Electrical Transmission	84.5	96.6	198.5	195.4	(2.7)	(3.2)%	3.5	3.7%	1.9	0.9%	6.7	3.5%
Power Generation and Industrial	146.0	60.7	263.6	107.3	9.8	6.7%	4.7	7.8%	14.6	5.5%	5.6	5.2%
Other	0.2	1.9	2.2	3.6	6.8	2,899%	6.8	353.7%	12.7	583.6%	1.5	41.7%
Eliminations	(0.8)	(1.6)	(1.2)	(5.8)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(21.6)	NA	(29.6)	NA	(47.5)	NA	(47.1)	NA
Consolidated Results	$1,617.8	$1,890.2	$3,014.6	$3,048.4	$188.7	11.7%	$198.9	10.5%	$293.2	9.7%	$322.4	10.6%
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenue. For the three month period ended June 30, 2018, consolidated revenue totaled $1,618 million as compared with $1,890 million for the same period in 2017, a decrease of $272 million, or 14%, driven primarily by lower revenue in our Oil and Gas segment, which decreased by $371 million, or 33% and in our Electrical Transmission segment, which decreased by $12 million or 13%. These decreases were offset, in part, by higher revenue in our Power Generation and Industrial segment, which increased by $85 million, or 141%, and in our Communications segment, which increased by $26 million, or 4%. Acquisitions contributed $46 million in incremental revenue for the three month period ended June 30, 2018 as compared with the same period in 2017, and organic revenue decreased by approximately $318 million, or 17%.
Communications Segment. Communications revenue was $619 million for the three month period ended June 30, 2018, as compared with $592 million for the same period in 2017, an increase of $26 million, or 4%, driven by higher levels of wireline/fiber revenue services, partially offset by a decrease in install-to-the-home revenue.
Oil and Gas Segment. Oil and Gas revenue was $769 million for three month period ended June 30, 2018, as compared with $1,140 million for the same period in 2017, a decrease of approximately $371 million, or 33%, due primarily to timing of large long-haul pipeline construction project activity.
Electrical Transmission Segment. Electrical Transmission revenue was $85 million for the three month period ended June 30, 2018 as compared with $97 million for the same period in 2017, a decrease of $12 million, or 13%, due to project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $146 million for the three month period ended June 30, 2018 as compared with $61 million for the same period in 2017, an increase of $85 million, or 141%. Organic revenue increased by approximately $40 million, or 65%, and acquisitions contributed $46 million of revenue. The increase in organic revenue was driven primarily by higher levels of renewable power project activity, including biomass facility construction.
Other Segment. Other segment revenue decreased by approximately $2 million, or 88%, for the three month periods ended June 30, 2018 as compared with the same period in 2017, due primarily to a decrease in international oil and gas operations.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by $260 million, or 16%, to $1,367 million for the three month period ended June 30, 2018 as compared with $1,626 million for the same period in 2017. Lower revenue contributed $234 million of a decrease in costs of revenue, excluding depreciation and amortization, in addition to a decrease of approximately $25 million from improved productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 150 basis points, from 86.0% of revenue for the three month period ended June 30, 2017 to 84.5% of revenue for the same period in 2018. The basis point decrease was driven by improved project efficiencies and mix in our Oil and Gas segment as well as in our Communications segment. This basis point decrease was slightly offset by reduced project efficiencies in our Electrical Transmission and Power Generation and Industrial segments.
Depreciation and amortization. Depreciation and amortization was $52 million, or 3.2% of revenue, for the three month period ended June 30, 2018 as compared with $45 million, or 2.4% of revenue, in 2017, an increase of $6 million, or 14%. Acquisitions contributed $3 million of incremental depreciation and amortization for the three month period ended June 30, 2018 as compared with the same period in 2017. As a percentage of revenue, depreciation and amortization increased by 80 basis points, due in part to decreased levels of revenue, as well as acquisition-related depreciation and amortization.
General and administrative expenses. General and administrative expenses were $68 million, or 4.2% of revenue, for the three month period ended June 30, 2018, as compared with $71 million, or 3.7% of revenue, for the same period in 2017, a decrease of $3 million, or 5%. Acquisitions contributed $2 million of incremental general and administrative expenses for the three month period ended June 30, 2018 as compared with the same period in 2017. Excluding the effects of acquisitions, administrative expenses decreased by approximately $5 million as compared with the same period in the prior year, primarily due to timing of legal matters and other settlements, offset by an increase in various administrative costs, including incentive and compensation expense and information technology expense. Overall, general and administrative expenses as a percentage of revenue increased by approximately 50 basis points for the three month period ended June 30, 2018 as compared with the same period in the prior year, due primarily to lower levels of revenue.

Interest expense, net. Interest expense, net of interest income, was $21 million, or 1.3% of revenue, for the three month period ended June 30, 2018 as compared with $15 million, or 0.8% of revenue, in 2017. The increase in interest expense was primarily due to Credit Facility activity, reflecting a combination of higher average balances and higher weighted average interest rates, as well as an increase in discount charges on financing arrangements in the second quarter of 2018 as compared with 2017.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For both the three month periods ended June 30, 2018 and 2017, equity in earnings from unconsolidated affiliates totaled approximately $6 million and related primarily to our investments in the Waha JVs, which commenced operations in 2017.
Other expense, net. Other expense, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. For the three month period ended June 30, 2018, other expense, net, included approximately $4 million of expense from changes to estimated earn-out accruals and $1 million of expense related to changes in expected recovery amounts for an investment that is in the final stages of liquidation, offset, in part, by $4 million of gains on sales of equipment, net. For the three month period ended June 30, 2017, other expense, net, included approximately $12 million of expense related to changes in expected recovery amounts for an investment that is in the final stages of liquidation, as well as reduced recovery expectations on a long-term note receivable due to the debtor’s bankruptcy proceedings, partially offset by approximately $9 million of income from changes to estimated earn-out accruals and gains on sales of equipment, net, of $2 million.
Provision for income taxes. Income tax expense was $36 million for the three month period ended June 30, 2018 as compared with $55 million for the same period in the prior year. In the second quarter of 2018, pre-tax income decreased to $116 million as compared with $139 million for the same period in the prior year. Additionally, our effective tax rate decreased to 30.8% for the three month period ended June 30, 2018 from 39.9% for the same period in 2017, primarily as a result of the 2017 Tax Act, which was effective as of January 1, 2018 and reduced the U.S. corporate tax rate from 35% to 21%. The benefit from the Tax Act was offset, in part, by the elimination of certain previously deductible expenses. Our effective tax rate for the three month period ended June 30, 2018 also benefited from the utilization of certain tax credits as compared with the same period in the prior year, offset, in part, by expense of approximately $1 million related to an adjustment to the initial remeasurement of our deferred tax liabilities as a result of the 2017 Tax Act.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $74 million, or 11.9% of revenue, for the three month period ended June 30, 2018, as compared with $60 million, or 10.0% of revenue, for the same period in 2017, an increase of approximately $14 million, or 24%. As a percentage of revenue, EBITDA increased by approximately 190 basis points, or $12 million, due primarily to production efficiencies and mix, as well as improved overhead utilization from higher levels of revenue.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $123 million, or 15.9% of revenue, for the three month period ended June 30, 2018, as compared with $154 million, or 13.5% of revenue, for the same period in 2017, a decrease of $31 million, or approximately 20%. Lower revenue contributed a decrease in EBITDA of $50 million, offset, in part, by an increase in EBITDA margins. EBITDA margins increased by approximately 240 basis points for the three month period ended June 30, 2018 as compared with the same period in 2017 due primarily to improved project efficiencies and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was negative $3 million, or negative 3.2% of revenue, for the three month period ended June 30, 2018, as compared with EBITDA of $4 million, or 3.7% of revenue, for the same period in 2017, for a decrease in EBITDA of approximately $6 million, due to a combination of reduced project efficiencies and reduced cost and overhead utilization from lower levels of revenue.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $10 million, or 6.7% of revenue, for the three month period ended June 30, 2018, as compared with EBITDA of $5 million, or 7.8% of revenue, for the same period in 2017, an increase in EBITDA of $5 million, or approximately 110%, due primarily to higher levels of revenue, which contributed an increase in EBITDA of $7 million. As a percentage of revenue, segment EBITDA decreased by approximately 110 basis points, or $2 million, as compared with the same period in the prior year, due primarily to reduced project efficiencies and mix.
Other Segment. EBITDA from Other businesses was approximately $7 million for the both three month periods ended June 30, 2018 and 2017. Other segment EBITDA for both the three month periods ended June 30, 2018 and 2017 included approximately $6 million of equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs, and, for the three month period ended June 30, 2018, Other segment EBITDA included approximately $1 million of income related to a proportionately consolidated non-controlled Canadian joint venture.
Corporate. Corporate EBITDA was negative $22 million for the three month period ended June 30, 2018, as compared with EBITDA of negative $30 million for the same period in 2017, for an increase in EBITDA of approximately $8 million. Corporate EBITDA for the three month period ended June 30, 2018 included approximately $4 million of expense related to changes in estimated earn-out accruals as compared with $9 million of income from changes to estimated earn-out accruals for the same period in 2017. Corporate EBITDA for the three month period ended June 30, 2018 also included approximately $1 million of expense from changes in expected recovery amounts for an investment that is in the final stages of liquidation, whereas Corporate EBITDA for the same period in the prior year included approximately $12 million of expense related to changes in expected recovery amounts for this investment, as well as reduced recovery expectations on a long-term note receivable due to the debtor’s bankruptcy proceedings. Excluding the effects of these items, other corporate expenses for the three month period ended June 30, 2018 decreased as compared with the same period in the prior year, due primarily to the effect of timing of legal matters and other settlements.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenue. For the six month period ended June 30, 2018, consolidated revenue totaled $3,015 million as compared with $3,048 million for the same period in 2017, a decrease of approximately $34 million, or 1%, as compared with the same period in 2017. Revenue increases in our Power Generation and Industrial segment of $156 million, or 146%, in our Communications segment of $94 million, or 8%, and in our Electrical Transmission segment of $3 million, or 2%, were offset by a decrease in revenue in our Oil and Gas segment of $290 million, or 18%. Acquisitions contributed $123 million in incremental revenue for the six month period ended June 30, 2018 as compared with the same period in 2017, and organic revenue decreased by approximately $156 million, or 5%.
Communications Segment. Communications revenue was $1,246 million for the six month period ended June 30, 2018, as compared with $1,152 million for the same period in 2017, an increase of $94 million, or 8%. Organic revenue increased by approximately $55 million, or 5%, and acquisitions contributed $39 million of incremental revenue for the six month period ended June 30, 2018 as compared with the same period in 2017. The increase in organic revenue was primarily driven by higher levels of wireline/fiber revenue and storm restoration services, partially offset by a decrease in install-to-the-home revenue.
Oil and Gas Segment. Oil and Gas revenue was $1,306 million for six month period ended June 30, 2018, as compared with $1,596 million for the same period in 2017, a decrease of approximately $290 million, or 18%, due primarily to timing of large long-haul pipeline construction project activity.
Electrical Transmission Segment. Electrical Transmission revenue was $199 million for the six month period ended June 30, 2018, as compared with $195 million for the same period in 2017, an increase of $3 million, or 2%, due to project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $264 million for the six month period ended June 30, 2018, as compared with $107 million for the same period in 2017, an increase of $156 million, or 146%. Organic revenue increased by approximately $73 million, or 68%, and acquisitions contributed $83 million of revenue. The increase in organic revenue was driven primarily by higher levels of renewable power project activity, including biomass facility construction.
Other Segment. Other segment revenue decreased by approximately $1 million for the six month period ended June 30, 2018 as compared with the same period in 2017, due primarily to a decrease in international oil and gas operations.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $6 million, or 0.2%, to $2,604 million for the six month period ended June 30, 2018 as compared with $2,597 million for the same period in 2017. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 120 basis points, or $36 million, from 85.2% of revenue for the six month period ended June 30, 2017 to 86.4% of revenue for the same period in 2018. This increase was offset, in part, by a decrease of $29 million for the six month period ended June 30, 2018 as compared with the same period in 2017 from lower levels of revenue. The basis point increase was driven by lower revenue, reduced project efficiencies, closeouts and mix in our Oil and Gas segment for the six month period ended June 30, 2018 as compared with the same period in the prior year, offset, in part, by improved project efficiencies and mix in our Communications segment, including from wireline/fiber and storm restoration services. In addition, costs of revenue, excluding depreciation and amortization for the six month period ended June 30, 2018 included the effect of approximately $1 million of gains on a proportionately consolidated non-controlled Canadian joint venture in our Other segment, which is managed by a third party, and for which we have minimal direct construction involvement, as compared with losses of approximately $7 million for the same period in 2017.
Depreciation and amortization. Depreciation and amortization was $102 million, or 3.4% of revenue, for the six month period ended June 30, 2018 as compared with $88 million, or 2.9% of revenue, in 2017, an increase of $13 million, or 15%. Acquisitions contributed $7 million of incremental depreciation and amortization for the six month period ended June 30, 2018 as compared with the same period in 2017. As a percentage of revenue, depreciation and amortization increased by 50 basis points, due in part to acquisition-related depreciation and amortization, as well as decreased levels of revenue.
General and administrative expenses. General and administrative expenses were $131 million, or 4.4% of revenue, for the six month period ended June 30, 2018, as compared with $136 million, or 4.4% of revenue, for the same period in 2017, a decrease of $4 million, or 3%. Acquisitions contributed $8 million of incremental general and administrative expenses for the six month period ended June 30, 2018 as compared with the same period in 2017. Excluding the effects of acquisitions, administrative expenses decreased by approximately $12 million as compared with the same period in the prior year, due primarily to timing of legal matters and other settlements. Overall, general and administrative expenses as a percentage of revenue were flat for the six month period ended June 30, 2018 as compared with the same period in the prior year.
Interest expense, net. Interest expense, net of interest income, was $38 million, or 1.3% of revenue, for the six month period ended June 30, 2018 as compared with $27 million, or 0.9% of revenue, in 2017. The increase in interest expense related to Credit Facility activity, reflecting a combination of higher average balances and higher weighted average interest rates, as well as an increase in discount charges on financing arrangements in the first half of 2018 as compared with 2017.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the six month periods ended June 30, 2018 and 2017, equity in earnings from unconsolidated affiliates totaled $11 million and $8 million, respectively, and related primarily to our investments in the Waha JVs, which commenced operations in 2017.
Other (income) expense, net. Other (income) expense, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. For the six month period ended June 30, 2018, other income, net, included approximately $7 million of gains on sales of equipment, net, partially offset by approximately $4 million of expense from changes to estimated earn-out accruals and $1 million of expense related to changes in expected recovery amounts for an investment that is in the final stages of liquidation. For the six month period ended June 30, 2017, other expense, net, included approximately $12 million of expense related to changes in expected recovery amounts for an investment that is in the final stages of liquidation, as well as reduced recovery expectations on a long-term note receivable due to the debtor’s bankruptcy proceedings, partially offset by approximately $9 million of income from changes to estimated earn-out accruals and gains on sales of equipment, net, of approximately $2 million.
Provision for income taxes. Income tax expense was $47 million for the six month period ended June 30, 2018 as compared with $83 million for the same period in the prior year. In the first half of 2018, pre-tax income decreased to $154 million as compared with $207 million for the same period in the prior year. Additionally, our effective tax rate decreased to 30.5% for the six month period ended June 30, 2018 from 40.0% for the same period in 2017, primarily as a result of the 2017 Tax Act, which was effective as of January 1, 2018 and reduced the U.S. corporate tax rate from 35% to 21%. The benefit from the Tax Act was offset, in part, by the elimination of certain previously deductible expenses. Our effective tax rate for the six month period ended June 30, 2018 also benefited from the utilization of certain tax credits as compared with the same period in the prior year, offset, in part, by expense of approximately $1 million related to an adjustment to the initial remeasurement of our deferred tax liabilities as a result of the 2017 Tax Act.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $156 million, or 12.5% of revenue, for the six month period ended June 30, 2018, as compared with $108 million, or 9.4% of revenue, for the same period in 2017, an increase of approximately $48 million, or 45%. As a percentage of revenue, EBITDA increased by approximately 315 basis points, or $39 million, primarily due to production efficiencies and mix, including storm restoration services, and improved overhead utilization from higher levels of revenue. Higher levels of revenue contributed a $9 million increase in EBITDA as compared with the same period in the prior year.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $156 million, or 11.9% of revenue, for the six month period ended June 30, 2018, as compared with $248 million, or 15.5% of revenue, for the same period in 2017, a decrease in EBITDA of $92 million, or approximately 37%. The decrease in EBITDA as compared with the same period in the prior year was due, in part, to lower revenue, which contributed a decrease in EBITDA of $45 million. As a percentage of revenue, segment EBITDA decreased by approximately 360 basis points as compared with the same period in the prior year due to reduced project efficiencies, closeouts and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $2 million, or 0.9% of revenue, for the six month period ended June 30, 2018, as compared with EBITDA of $7 million, or 3.5% of revenue, for the same period in 2017, for a decrease in EBITDA of approximately $5 million, or 73%. As a percentage of revenue, segment EBITDA decreased by approximately 250 basis points as compared with the same period in the prior year, due primarily to a combination of reduced project efficiencies and mix.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $15 million, or 5.5% of revenue, for the six month period ended June 30, 2018, as compared with EBITDA of $6 million, or 5.2% of revenue, for the same period in 2017, an increase in EBITDA of $9 million, or 162%. Higher revenue contributed an increase in EBITDA of $8 million as compared with the same period in the prior year. As a percentage of revenue, segment EBITDA increased by approximately 35 basis points due to a combination of improved project efficiencies and mix as well as improved cost and overhead utilization due to higher levels of revenue.
Other Segment. EBITDA from Other businesses was $13 million for the six month period ended June 30, 2018, as compared with EBITDA of $2 million for the same period in 2017, an increase of $11 million, or approximately 750%. Other segment EBITDA for the six month periods ended June 30, 2018 and 2017 included $11 million and $8 million, respectively, of equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs, and approximately $1 million of gains and $7 million of losses, respectively, on a proportionately consolidated non-controlled Canadian joint venture, more fully described above in “Costs of revenue, excluding depreciation and amortization.”
Corporate. Corporate EBITDA was approximately negative $48 million for the six month period ended June 30, 2018, as compared with EBITDA of negative $47 million for the same period in 2017. Corporate EBITDA for the six month period ended June 30, 2018 included approximately $4 million of expense related to changes in estimated earn-out accruals, as compared with approximately $9 million of income from changes to estimated earn-out accruals for the same period in 2017. Corporate EBITDA for the six month period ended June 30, 2018 also included approximately $1 million of expense from changes in expected recovery amounts for an investment that is in the final stages of liquidation, whereas Corporate EBITDA for the same period in the prior year included approximately $12 million of expense related to changes in expected recovery amounts for this investment, as well as reduced recovery expectations on a long-term note receivable due to the debtor’s bankruptcy proceedings. Excluding the effects of these items, other corporate expenses for the six month period ended June 30, 2018 decreased as compared with the same period in the prior year, due to a reduction in various administrative costs, including incentive and compensation expense and professional fees, as well as the effect of timing of legal matters and other settlements.
Foreign Operations
Our foreign operations are primarily in Canada and, to a lesser extent, in Mexico. See Note 13 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense; project results from a proportionately consolidated non-controlled Canadian joint venture that was underway when we acquired Pacer in 2014, and whose sole activity involves the construction of a bridge, a business in which we do not otherwise engage, is managed by a third party, and for which we have minimal direct construction involvement and automatically terminates upon completion of the project; certain restructuring charges; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, the tax effects of the adjusted items, including non-cash stock based compensation expense and the effects of changes in statutory tax rates, including the effects of the 2017 Tax Act. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Net income	$80.4	5.0%	$83.3	4.4%	$106.9	3.5%	$124.0	4.1%
Interest expense, net	20.8	1.3%	14.8	0.8%	37.9	1.3%	27.4	0.9%
Provision for income taxes	35.8	2.2%	55.4	2.9%	46.9	1.6%	82.8	2.7%
Depreciation and amortization	51.7	3.2%	45.4	2.4%	101.6	3.4%	88.3	2.9%
EBITDA	$188.7	11.7%	$198.9	10.5%	$293.2	9.7%	$322.4	10.6%
Non-cash stock-based compensation expense	3.4	0.2%	3.4	0.2%	6.6	0.2%	7.2	0.2%
Project results from non-controlled joint venture	(1.0)	(0.1)%	—	—%	(1.0)	(0.0)%	7.0	0.2%
Restructuring charges	—	—%	—	—%	—	—%	0.6	0.0%
Adjusted EBITDA	$191.1	11.8%	$202.3	10.7%	$298.8	9.9%	$337.1	11.1%
A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
EBITDA	$188.7	11.7%	$198.9	10.5%	$293.2	9.7%	$322.4	10.6%
Non-cash stock-based compensation expense	3.4	0.2%	3.4	0.2%	6.6	0.2%	7.2	0.2%
Project results from non-controlled joint venture	(1.0)	(0.1)%	—	—%	(1.0)	(0.0)%	7.0	0.2%
Restructuring charges	—	—%	—	—%	—	—%	0.6	0.0%
Adjusted EBITDA	$191.1	11.8%	$202.3	10.7%	$298.8	9.9%	$337.1	11.1%
Reportable Segment:
Communications	$73.7	11.9%	$59.6	10.1%	$155.8	12.5%	$108.1	9.4%
Oil and Gas	122.7	15.9%	154.0	13.5%	155.7	11.9%	247.9	15.5%
Electrical Transmission	(2.7)	(3.2)%	3.5	3.7%	1.9	0.9%	7.3	3.7%
Power Generation and Industrial	9.8	6.7%	4.7	7.8%	14.6	5.5%	5.6	5.2%
Other	5.8	2,479%	6.8	353.7%	11.8	538.5%	8.5	235.2%
Corporate	(18.2)	NA	(26.3)	NA	(41.0)	NA	(40.3)	NA
Adjusted EBITDA	$191.1	11.8%	$202.3	10.7%	$298.8	9.9%	$337.1	11.1%
The tables below, which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended June 30,
	2018		2017
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$80.4	$1.01	$83.3	$0.99
Adjustments:
Non-cash stock-based compensation expense	3.4	0.04	3.4	0.04
Project results from non-controlled joint venture	(1.0)	(0.01)	—	—
Total adjustments, pre-tax	$2.4	$0.03	$3.4	$0.04
Income tax effect of adjustments (a)	(0.8)	(0.01)	0.0	0.00
Statutory tax rate effects	1.5	0.02	—	—
Adjusted non-U.S. GAAP measure	$83.5	$1.04	$86.7	$1.03

	For the Six Months Ended June 30,
	2018		2017
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$106.9	$1.32	$124.0	$1.49
Adjustments:
Non-cash stock-based compensation expense	6.6	0.08	7.2	0.09
Project results from non-controlled joint venture	(1.0)	(0.01)	7.0	0.08
Restructuring charges	—	—	0.6	0.01
Total adjustments, pre-tax	$5.6	$0.07	$14.7	$0.18
Income tax effect of adjustments (a)	(1.6)	(0.02)	(3.6)	(0.04)
Statutory tax rate effects	1.5	0.02	—	—
Adjusted non-U.S. GAAP measure	$112.3	$1.39	$135.1	$1.63

(a)
Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of share-based compensation expense. Tax effects are determined based on the tax treatment of the related items, the incremental statutory tax rate of the jurisdictions pertaining to each adjustment, and taking into consideration their effect on pre-tax income. For both the three and six month periods ended June 30, 2018, our consolidated effective tax rate, as reported, was 31%, and as adjusted, was 30%. For both the three and six month periods ended June 30, 2017, our consolidated effective tax rate, as reported, was 40%, and as adjusted, was 39%.

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
Capital Expenditures. For the six month period ended June 30, 2018, we spent $88 million on capital expenditures, or $74 million, net of asset disposals, and incurred approximately $40 million of equipment purchases under capital lease and other financing arrangements. We estimate that we will spend approximately $120 million on capital expenditures, or approximately $100 million, net of asset disposals, in 2018, and expect to incur approximately $110 million to $130 million of equipment purchases under capital lease or other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the six month period ended June 30, 2018, we used $7 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future earn-out obligations as of June 30, 2018 was approximately $102 million. Of this amount, $16 million represents the liability for earn-out obligations that have been earned. The remainder is management’s estimate of potential earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. For both the three and six month periods ended June 30, 2018, we made payments of $23 million, and for both the three and six month periods ended June 30, 2017, we made payments of $19 million related to earn-out obligations.

Income Taxes. For the six month period ended June 30, 2018, tax refunds, net of tax payments were approximately $14 million and resulted primarily from the utilization of certain tax credits, as well as the tax effect of an increase in tax depreciation. For the six month period ended June 30, 2017, tax payments, net of tax refunds, totaled approximately $77 million. Our tax payments, which are made quarterly, vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates. In December 2017, the 2017 Tax Act was enacted, which included broad tax reforms that are applicable to us. Under the provisions of the 2017 Tax Act, the U.S. corporate tax rate decreased from 35% to 21% effective January 1, 2018.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of June 30, 2018, we expect that substantially all of our CIEB will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, CIEB and retainage, net of allowance, increased to $2.1 billion as of June 30, 2018 from $1.6 billion as of December 31, 2017 due to timing of collections and an increase in our days sales outstanding, as discussed below.
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
Summary of Financial Condition, Liquidity and Capital Resources
We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, acquisition and other investment funding requirements and other liquidity needs for at least the next twelve months.
Sources and Uses of Cash
As of June 30, 2018, we had approximately $1,029 million in working capital, defined as current assets less current liabilities, as compared with $889 million as of December 31, 2017, an increase of $140 million. Cash and cash equivalents totaled approximately $21 million and $40 million as of June 30, 2018 and December 31, 2017, respectively.
Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$23.2	$(100.2)
Net cash used in investing activities	$(111.1)	$(149.3)
Net cash provided by financing activities	$67.7	$228.8
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, net, accounts payable, accrued expenses and BIEC, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the six month period ended June 30, 2018 was $23 million, as compared with approximately $100 million of cash used in operating activities for the same period in 2017. The increase in cash provided by operating activities was due primarily to decreased investment in project-related working capital from timing of project activity. Net cash provided by operating activities was positively affected by net changes in assets and liabilities, which had a positive effect of $224 million, partially offset by a decrease in net income of $17 million and by a decrease in the effect of non-cash adjustments of $83 million, including from the effect of book to tax timing differences.
Our days sales outstanding (“DSO”), net of BIEC, was 103 as of June 30, 2018 as compared with 81 as of December 31, 2017. The increase in DSO, net of BIEC for the six month period ended June 30, 2018 was primarily related to contract assets, including from variable consideration associated with certain large long-haul pipeline construction projects in our Oil and Gas segment that have either recently been completed, or are expected to reach substantial completion in the coming months. DSO, net of BIEC, is calculated as accounts receivable, net, less BIEC, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to timing of collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by $38 million to $111 million for the six month period ended June 30, 2018 from $149 million for the six month period ended June 30, 2017. Cash paid for acquisitions, net, decreased by $31 million for the six month period ended June 30, 2018 from $37 million for the same period in 2017, during which we acquired a wireline/fiber construction contractor. For the six month period ended June 30, 2018, payments for other investments totaled $36 million, of which $25 million related to our equity investment in the Waha JVs and $10 million related to an equity investment in a telecommunications entity. For the six month period ended June 30, 2017, payments for other investments totaled $74 million and related primarily to our equity investment in the Waha JVs. Proceeds from other investments, which related primarily to recoveries from an investment that is in the final stages of liquidation and is being managed by a receiver, decreased by $7 million for the six month period ended June 30, 2018 as compared with the same period in 2017. For the six month period ended June 30, 2018, we spent $88 million on capital expenditures, or $74 million, net of asset disposals, as compared with $57 million, or $49 million, net of asset disposals, for the same period in the prior year, an increase of $25 million.
Financing Activities. Net cash provided by financing activities for the six month period ended June 30, 2018 was $68 million, as compared with $229 million for the six month period ended June 30, 2017, a decrease of approximately $161 million. For the six month period ended June 30, 2018, we repurchased 2.7 million shares for a purchase price of $128 million. Credit facility related activity, net, for the six month period ended June 30, 2018, totaled $264 million of borrowings, net of repayments, as compared to $284 million for the six month period ended June 30, 2017, for a decrease in cash provided by financing activities from credit facility-related activities, net, of $20 million. Payments of acquisition-related contingent consideration included within financing activities totaled $16 million for the six month period ended June 30, 2018, as compared with $7 million for the same period in 2017. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition date liabilities, which are classified within operating activities, totaled $23 million and $19 million for the six month periods ended June 30, 2018 and 2017, respectively.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of June 30, 2018.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2018, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of June 30, 2018, we had $648 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 3.91% and a term loan with a balance of $387 million with an interest rate of 3.72%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $5 million for the six month period ended June 30, 2018.
As of June 30, 2018, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $183 million of capital lease obligations, which accrued interest at a weighted average interest rate of approximately 3.8%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 2% of our total revenue for the six month period ended June 30, 2018. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three or six month periods ended June 30, 2018. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three and six month periods ended June 30, 2018, foreign currency translation losses totaled approximately $1.7 million and $2.2 million, respectively, and related primarily to our Canadian operations.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of June 30, 2018. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Legacy Litigation
Refer to Note 14 - Commitments and Contingencies in the notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2017 Form 10-K.
ITEM 1A.    RISK FACTORS
There have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2017 Form 10-K, as updated by our Quarterly Report on Form 10-Q.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (c)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1 through April 30	545,565	$44.96	545,565	$75,473,156
May 1 through May 31	118,913	$44.98	118,653	$70,137,502
June 1 through June 30	—	$—	—	$70,137,502
Total	664,478		664,218

(a)
Includes 664,218 shares of common stock repurchased under our 2018 Share Repurchase Program and 260 shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs.

(b)	Except to the extent described in (a) above with respect to share repurchases associated with certain employee and director elections, all shares were acquired in open-market transactions.

(c)	Purchased pursuant to our $100 million 2018 Share Repurchase Program, which was publicly announced on March 29, 2018 and has no expiration date.

ITEM 4.	MINE SAFETY DISCLOSURES
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

MASTEC, INC.
Date:	August 2, 2018
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