Form 10-Q
period 2018-09-30
MASTEC INC
filed 2018-11-01
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
Commission File Number 001-08106
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
As of October 29, 2018, MasTec, Inc. had 78,678,759 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2018

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$1,977,227	$1,955,752	$4,991,865	$5,004,116
Costs of revenue, excluding depreciation and amortization	1,681,438	1,726,173	4,285,320	4,323,642
Depreciation and amortization	54,863	50,101	156,478	138,384
General and administrative expenses	80,311	66,397	211,535	202,001
Interest expense, net	22,330	17,578	60,183	44,966
Equity in earnings of unconsolidated affiliates	(7,671)	(7,399)	(19,080)	(15,105)
Other expense (income), net	323	(4,677)	(1,976)	(4,102)
Income before income taxes	$145,633	$107,579	$299,405	$314,330
Provision for income taxes	(25,091)	(43,378)	(71,999)	(126,170)
Net income	$120,542	$64,201	$227,406	$188,160
Net (loss) income attributable to non-controlling interests	(124)	449	(312)	1,770
Net income attributable to MasTec, Inc.	$120,666	$63,752	$227,718	$186,390

Earnings per share (Note 2):
Basic earnings per share	$1.55	$0.79	$2.87	$2.31
Basic weighted average common shares outstanding	78,096	80,953	79,399	80,859

Diluted earnings per share	$1.52	$0.77	$2.83	$2.27
Diluted weighted average common shares outstanding	79,201	82,386	80,484	82,281

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$120,542	$64,201	$227,406	$188,160
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	1,230	641	(945)	2,415
Unrealized gains (losses) on equity investee activity, net of tax	3,137	808	13,790	(1,287)
Comprehensive income	$124,909	$65,650	$240,251	$189,288
Comprehensive (loss) income attributable to non-controlling interests	(124)	449	(312)	1,770
Comprehensive income attributable to MasTec, Inc.	$125,033	$65,201	$240,563	$187,518

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$68,484	$40,326
Accounts receivable, net (Note 5)	2,368,597	1,598,015
Inventories, net	125,815	76,992
Prepaid expenses	58,767	101,270
Other current assets	47,299	35,763
Total current assets	$2,668,962	$1,852,366
Property and equipment, net	736,447	706,506
Goodwill, net	1,149,795	1,137,738
Other intangible assets, net	177,211	191,142
Other long-term assets	242,391	178,824
Total assets	$4,974,806	$4,066,576
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$83,495	$87,866
Accounts payable	744,305	377,954
Accrued salaries and wages	123,654	89,087
Other accrued expenses	146,252	148,971
Billings in excess of costs and earnings	189,302	194,494
Other current liabilities	85,489	65,455
Total current liabilities	$1,372,497	$963,827
Long-term debt	1,688,820	1,280,706
Deferred income taxes	258,905	204,518
Other long-term liabilities	164,764	184,172
Total liabilities	$3,484,986	$2,633,223
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 91,104,071 and 90,935,584 (including 1,460,882 and 1,421,041 of unvested stock awards) as of September 30, 2018 and December 31, 2017, respectively	9,110	9,094
Capital surplus	788,473	775,387
Retained earnings	1,086,434	857,154
Accumulated other comprehensive loss	(50,867)	(63,712)
Treasury stock, at cost: 12,440,108 and 8,132,811 shares as of September 30, 2018 and December 31, 2017, respectively	(345,572)	(147,124)
Total MasTec, Inc. shareholders’ equity	$1,487,578	$1,430,799
Non-controlling interests	$2,242	$2,554
Total equity	$1,489,820	$1,433,353
Total liabilities and equity	$4,974,806	$4,066,576

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$227,406	$188,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,478	138,384
Non-cash interest expense, net	1,836	2,375
Non-cash stock-based compensation expense	10,086	10,551
Provision for deferred income taxes	51,405	92,188
Equity in earnings of unconsolidated affiliates	(19,080)	(15,105)
Gains on sales of assets, net, including fixed assets held-for-sale	(12,021)	(3,335)
Other non-cash items, net	5,055	14,920
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(763,893)	(334,383)
Inventories	(37,025)	33,579
Other assets, current and long-term portion	34,495	(61,900)
Accounts payable and accrued expenses	376,440	132,963
Billings in excess of costs and earnings	(9,432)	(54,199)
Book overdrafts	(8,502)	(4,603)
Other liabilities, current and long-term portion	13,522	26,863
Net cash provided by operating activities	$26,770	$166,458
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(6,684)	(115,995)
Capital expenditures	(134,214)	(83,330)
Proceeds from sale of property and equipment	29,676	13,585
Payments for other investments	(36,330)	(77,105)
Proceeds from other investments	5,415	13,416
Net cash used in investing activities	$(142,137)	$(249,429)
Cash flows from financing activities:
Proceeds from credit facilities	2,422,556	2,002,430
Repayments of credit facilities	(1,997,392)	(1,840,409)
Repayments of other borrowings	(15,830)	(12,080)
Payments of capital lease obligations	(54,560)	(48,748)
Payments of acquisition-related contingent consideration	(15,929)	(6,676)
Repurchase of common stock	(198,448)	—
Distributions to non-controlling interests	(559)	(1,280)
Proceeds from stock-based awards, net	3,086	853
Other financing activities	—	(6,301)
Net cash provided by financing activities	$142,924	$87,789
Effect of currency translation on cash	601	237
Net increase in cash and cash equivalents	$28,158	$5,055
Cash and cash equivalents - beginning of period	$40,326	$38,767
Cash and cash equivalents - end of period	$68,484	$43,822

Supplemental cash flow information:
Interest paid	$65,788	$47,163
Income tax (refunds) payments, net	$(12,736)	$77,533
Supplemental disclosure of non-cash information:
Additions to acquisition-related contingent consideration	$5,711	$89,614
Equipment acquired under capital lease and financing arrangements	$48,498	$129,567
Accrued capital expenditures	$7,953	$1,345

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
Principles of Consolidation
The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that MasTec consolidates are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company’s investments in entities for which the Company does not have a controlling interest, but for which it has the ability to exert significant influence, are accounted for using either the equity method of accounting or under the fair value option. Equity method investments are recorded as other long-term assets. Income or loss from these investments is recorded as a separate line item in the statements of operations. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee in transactions with third parties. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but the Company does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity. Equity investments, other than those accounted for as equity method investments or those that are consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, less impairment. Realized and unrealized gains or losses related to equity investments are recognized in other income or expense.
Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. As of September 30, 2018, the Company determined that certain of its investment arrangements were VIEs. The Company does not, however, have the power to direct the primary activities that most significantly impact the economic performance of these VIEs and the Company is not the primary beneficiary; accordingly, it has not consolidated these VIEs.
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
Under Topic 606, revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. The adoption of Topic 606 did not have, and is not expected to have, a material effect on the timing or amount of revenue recognized as compared with the Company’s previous revenue recognition practices. Revenue is recognized by the Company primarily over time utilizing the cost-to-cost measure of progress, which is an input method, for fixed price contracts and certain master service and other service agreements, consistent with the Company’s previous revenue recognition practices. Under Topic 606, the cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer, and correspondingly, when performance obligations are satisfied, for these contracts.
Contracts. The Company derives revenue primarily from construction projects performed: i) under master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using time and materials or a fixed price per unit basis; or ii) under contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from master service and other service agreements totaled 32% of consolidated revenue for both the three month periods ended September 30, 2018 and 2017, and totaled 36% and 35% for the nine month periods ended September 30, 2018 and 2017, respectively.
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
For certain of the Company’s master service and other service agreements, under which it performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 6% and 7% of consolidated revenue for the three and nine month periods ended September 30, 2018, respectively. Substantially all of the Company’s other revenue is recognized over time.
Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. The cost estimation process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the nine month periods ended September 30, 2018 and 2017, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2017 and 2016. Revenue recognized for the three and nine month periods ended September 30, 2018 from performance obligations satisfied, or work completed, in prior periods totaled approximately $72.7 million and $55.6 million, respectively, which represents the effect on revenue for the periods presented of changes in transaction prices from variable consideration on certain projects.
The Company may incur certain costs, such as initial set-up or mobilization costs, that can be capitalized. Such costs were not material for the three and nine month periods ended September 30, 2018.
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
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The Company’s contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. Contract amendments and change orders are generally not distinct from the existing contract and are accounted for as a modification of the existing contract and performance obligation. The majority of the Company’s performance obligations are completed within one year.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of September 30, 2018, the amount of the Company’s remaining performance obligations was $5.3 billion. The Company expects to recognize approximately $1.7 billion of its remaining performance obligations as revenue during the remainder of 2018, with the majority of the balance to be recognized in 2019.
Variable Consideration. Transaction prices for the Company’s contracts may include variable consideration, which comprises items such as change orders, claims, incentives and liquidated damages. Management estimates variable consideration for a performance obligation utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Management’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available. The effect of variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis, as such variable consideration, which typically pertains to changed conditions and scope, is generally for services encompassed under the existing contract. To the extent unapproved change orders, claims and liquidated damages reflected in transaction prices are not resolved in the Company’s favor, or to the extent incentives reflected in transaction prices are not earned, there could be reductions in, or reversals of, previously recognized revenue.
As of September 30, 2018 and December 31, 2017, the Company included approximately $56 million and $146 million, respectively, of change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within costs and earnings in excess of billings or accounts receivable, net of allowance, as appropriate. As of both September 30, 2018 and December 31, 2017, these change orders and/or claims were primarily related to certain large long-haul pipeline construction projects in the Oil and Gas segment. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which was further amended in February and in March 2018 by ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”) and ASU 2018-04, Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980):Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (“ASU 2018-04”) to clarify certain aspects of ASU 2016-01 and to update Securities and Exchange Commission (“SEC”) interpretive guidance in connection with the provisions of ASU 2016-01. These ASUs provide guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities, including equity investments other than those accounted for under the equity method of accounting or those that are consolidated. Equity investments within the scope of these ASUs are required to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are permitted to be measured at cost, less any impairment, plus or minus any changes resulting from observable price changes for identical or similar investments of the same issuer (the “measurement alternative”). The Company adopted these ASUs as of January 1, 2018, which was applicable to the Company on a prospective basis, as the Company’s equity investments for which it elected to utilize the measurement alternative, do not have readily determinable fair values. The adoption of these ASUs will result in volatility in other income (expense), net, upon the occurrence of future o bservable price changes or impairments related to these investments. For further information pertaining to the Company’s equity investments, see Note 4 - Fair Value of Financial Instruments. The other provisions of these ASUs did not have a material effect on the Company’s consolidated financial statements.
Other Recent Accounting Pronouncements
In August 2018, the SEC issued Release No. 33-10532, Disclosure Update and Simplification, which amends and clarifies certain financial reporting disclosure requirements. The principal change from this new guidance will be the inclusion of a statement of changes in shareholders' equity in the Company’s interim consolidated financial statements beginning with the quarter ended March 31, 2019.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for internal-use software. Accounting for the service element of the cloud computing arrangement is not affected by the new guidance. Under ASU 2018-15, amortization expense, payments for and asset balances related to such capitalized implementation costs are to be presented within the same line items of the entity’s statements of operations, cash flows and balance sheets, respectively, as the related service fee activity and balances would be presented. ASU 2018-15 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect of this ASU on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13, which is intended to improve the effectiveness of fair value measurement disclosures, modifies the disclosure requirements for certain estimates and assumptions used in determining the fair value of assets and liabilities. ASU 2018-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect of this ASU on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which was further clarified and amended in July 2018 by ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). These ASUs provide revised guidance for lease accounting and related disclosure requirements, including a requirement for lessees to recognize right-of use assets and lease liabilities on the balance sheet for leases with durations greater than twelve months. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company will adopt these ASUs as of January 1, 2019, and expects to adopt the new guidance using the transition method that allows entities to initially apply the new standard as of the date of adoption and recognize a cumulative effect adjustment to the opening balance of retained earnings as of that date. In addition, the Company expects to utilize the package of practical expedients that allows entities to retain the classification of lease contracts existing as of the date of adoption.
The Company is continuing to assess and quantify the potential effects of the new guidance on its consolidated financial statements, business processes, systems and controls.  The Company’s assessment, which it expects to substantially complete in the fourth quarter of 2018, includes an evaluation of its existing lease portfolio, a comparison of its historical accounting policies and practices to the new standard, and an evaluation of the effect of certain accounting policy elections. The Company is in the process of implementing a new lease accounting and administration software solution in connection with the new standard, and is currently evaluating certain changes to its business processes and internal controls to meet the reporting and disclosure requirements of the new standard. The new guidance is not expected to materially affect the amount of expense recognized under the Company’s current leasing arrangements, however, based on its review to date of existing lease contracts, the amount of incremental lease assets and liabilities to be recognized on its consolidated balance sheets upon adoption is expected to be material. The Company’s expectations may change as its assessment progresses. For information about the Company’s future lease commitments as of December 31, 2017, see Note 8 - Lease Obligations, in the Company’s 2017 Form 10-K.
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income attributable to MasTec by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to MasTec:
Net income - basic and diluted (a)	$120,666	$63,752	$227,718	$186,390
Weighted average shares outstanding:
Weighted average shares outstanding - basic	78,096	80,953	79,399	80,859
Dilutive common stock equivalents	1,105	1,433	1,085	1,422
Weighted average shares outstanding - diluted	79,201	82,386	80,484	82,281

Additional information:
Weighted average anti-dilutive common stock equivalents (b)	—	—	—	12

(a)	Calculated as total net income less amounts attributable to non-controlling interests.

(b)	Represents anti-dilutive common stock equivalents as calculated under the treasury stock method.

The Company repurchased approximately 1.6 million and 4.3 million shares of its common stock during the three and nine month periods ended September 30, 2018, respectively, as discussed in Note 11 - Equity. Current year share repurchases reduced the Company’s weighted average shares outstanding by 3.5 million shares for the three month period ended September 30, 2018, and by 2.1 million shares for the nine month period ended September 30, 2018 as compared with the respective prior year periods.
Note 3 – Goodwill and Other Intangible Assets
The following table provides balances for goodwill by reportable segment as of September 30, 2018 (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross	$467.8	$462.5	$149.9	$142.4	$1,222.6
Accumulated impairment loss	—	(72.8)	—	—	(72.8)
Goodwill, net	$467.8	$389.7	$149.9	$142.4	$1,149.8
For the nine month period ended September 30, 2018, goodwill included additions of $9.8 million from new business combinations and a net increase of $3.8 million from measurement period adjustments. The net measurement period adjustment consisted primarily of adjustments related to deferred tax liabilities, estimated earn-out liabilities and other purchase price adjustments. For the nine month period ended September 30, 2018, currency translation effects related to goodwill and accumulated impairment losses totaled approximately $3.5 million of losses and $2.0 million of gains, respectively.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross, as of December 31, 2017	$34.5	$77.6	$223.0	$21.8	$356.9
Accumulated amortization			(152.4)	(13.4)	(165.8)
Other intangible assets, net, as of December 31, 2017	$34.5	$77.6	$70.6	$8.4	$191.1
Additions from new business combinations	—	—	2.9	0.3	3.2
Measurement period adjustments (b)	—	—	0.4	(0.7)	(0.3)
Amortization expense			(14.4)	(1.0)	(15.4)
Currency translation adjustments	—	(1.2)	(0.1)	(0.1)	(1.4)
Other intangible assets, net, as of September 30, 2018	$34.5	$76.4	$59.4	$6.9	$177.2

(a)	Consists principally of trade names and non-compete agreements.

(b)	Represents adjustments to preliminary estimates of fair value for the Company’s recent acquisitions.
Amortization expense associated with intangible assets for the three month periods ended September 30, 2018 and 2017 totaled $5.2 million and $6.0 million, respectively, and for the nine month periods ended September 30, 2018 and 2017, totaled $15.4 million and $15.0 million, respectively.
2018 Acquisitions. During the first quarter of 2018, MasTec acquired all of the equity interests in a construction management firm specializing in steel building systems and acquired a wind turbine services company, both of which are included in the Company’s Power Generation and Industrial segment. The aggregate purchase price for these entities was composed of approximately $6.8 million in cash and estimated earn-out liabilities totaling $0.8 million as of September 30, 2018. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities for these acquisitions was preliminary as of September 30, 2018; as a result, further adjustments to these estimates may occur.
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
The following table summarizes the fair values of consideration paid and net assets acquired as of the respective dates of acquisition, as adjusted (in millions):

Acquisition consideration:	2017
Cash	$120.4
Fair value of contingent consideration (earn-out liability)	98.5
Total consideration transferred	$218.9
Identifiable assets acquired and liabilities assumed:
Current assets, primarily composed of accounts receivable and $2.8 million of cash acquired	$43.8
Property and equipment and other long-term assets	57.2
Amortizing intangible assets	28.1
Current liabilities, including current portion of capital lease obligations and long-term debt	(29.5)
Long-term debt, including capital lease obligations	(9.9)
Deferred income taxes and other long-term liabilities	(12.0)
Total identifiable net assets	$77.7
Goodwill	$141.2
Total net assets acquired, including goodwill	$218.9
Amortizing intangible assets related to the 2017 acquisitions are primarily composed of customer relationships, backlog and certain other intangible assets, which had weighted average lives, as adjusted, of approximately 11 years, 4 years and 6 years, respectively, and a weighted average life of 10 years in total. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The goodwill balances for the respective acquisitions represent the estimated value of each acquired company’s geographic presence in key markets, its assembled workforce and management team industry-specific project management expertise, as well as synergies expected to be achieved from the combined operations of the acquired companies and MasTec. Approximately $94 million of the goodwill balance related to the 2017 acquisitions is expected to be tax deductible as of September 30, 2018.
The contingent consideration (earn-out liability) included in the table above equals a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. Earn-outs are generally payable annually for a period of five years, as set forth in the respective purchase agreements. The fair values of the earn-out liabilities were estimated using income approaches such as discounted cash flows or option pricing models and incorporate significant inputs not observable in the market. Key assumptions in the estimated valuations include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. As of September 30, 2018, the range of remaining potential undiscounted earn-out liabilities for the 2017 acquisitions was estimated to be between $16 million and $161 million; however, there is no maximum payment amount.
For the three month periods ended September 30, 2018 and 2017, unaudited supplemental pro forma revenue totaled approximately $1,977.2 million and $1,964.8 million, respectively, and unaudited supplemental pro forma net income totaled approximately $121.0 million and $63.5 million, respectively. For the nine month periods ended September 30, 2018 and 2017, unaudited supplemental pro forma revenue totaled approximately $4,994.9 million and $5,109.0 million, respectively, and unaudited supplemental pro forma net income totaled approximately $225.6 million and $190.6 million, respectively. These unaudited pro forma financial results represent the results of operations of the companies acquired as if the acquired companies had been consolidated as of the beginning of the year prior to their acquisition, and are provided for illustrative purposes only. These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. The Company’s unaudited pro forma financial results were prepared by adjusting the historical results of MasTec to include the unaudited historical results of the acquired businesses described above, and then adjusted for (i) acquisition costs; (ii) amortization expense resulting from the acquired intangible assets; (iii) interest expense as a result of the cash consideration paid; (iv) interest expense from debt repaid upon acquisition; and (iv) elimination of the effects of intercompany transactions and other purchase accounting related adjustments. These unaudited pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from these acquisitions. Future results may vary significantly due to future events and transactions, as well as other factors, many of which are beyond the Company’s control.
For the three and nine month periods ended September 30, 2018, the Company’s consolidated results of operations included acquisition-related revenue of approximately $18.4 million and $141.0 million, respectively, and, for the three month period ended September 30, 2018, an acquisition-related net loss of approximately $0.9 million, and for the nine month period ended September 30, 2018, acquisition-related net income of approximately

$1.9 million, based on the Company’s consolidated effective tax rates. For the three and nine month periods ended September 30, 2017, the Company’s consolidated results of operations included acquisition-related revenue of approximately $62.2 million and $96.1 million, respectively, and acquisition-related net income of approximately $3.2 million and $4.7 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.
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
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration, or “earn-out” liabilities, represent the estimated fair value of future amounts payable for acquisitions of businesses and other interests. Acquisition-related contingent consideration is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and are evaluated on an ongoing basis. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Company’s earn-out liabilities totaled $110.1 million and $117.2 million, respectively, of which $27.5 million and $22.6 million, respectively, was included within other current liabilities. The fair value of the Company’s earn-out liabilities is estimated using income approaches such as discounted cash flows or option pricing models and incorporates significant inputs not observable in the market. Key assumptions include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in a significantly higher or lower potential earn-out liability. As of September 30, 2018, the range of potential undiscounted earn-out liabilities was estimated to be between $23 million and $173 million; however, there is no maximum payment amount.
Acquisition-related contingent consideration activity consists primarily of additions from new business combinations and acquisitions of other interests; payments; and changes in the expected fair value of future earn-out obligations. Fair value adjustments for earn-out liabilities that relate to circumstances that developed after the date of acquisition are recorded within other income or expense, as appropriate. Fair value adjustments for earn-out liabilities that relate to new information obtained about the facts and circumstances that existed as of the date of acquisition, which are referred to as measurement period adjustments, are recorded to goodwill. There were no additions to acquisition-related contingent consideration from new business combinations for the three month period ended September 30, 2018, and additions for the nine month period ended September 30, 2018 totaled approximately $1.5 million. For the three and nine month periods ended September 30, 2017, additions to acquisition-related contingent consideration from new business combinations totaled approximately $64.6 million and $89.6 million, respectively. For the three month period ended September 30, 2018, measurement period adjustments related to acquisition-related contingent consideration totaled an increase of approximately $2.2 million, and for the nine month period ended September 30, 2018, totaled a net increase of approximately $4.2 million, and related to businesses in the Company’s Oil and Gas and Power Generation and Industrial segments. Fair value adjustments related to acquisition-related contingent consideration, including those related to finalization of completed earn-out arrangements, totaled net increases of approximately $5.9 million and $10.3 million for the three and nine month periods ended September 30, 2018, respectively, primarily for businesses in the Company’s Oil and Gas and Communications segments, and for the three and nine month periods ended September 30, 2017, totaled net decreases of approximately $3.0 million and $11.6 million, respectively, for businesses in the Company’s Communications and Electrical Transmission segments. There were no payments of acquisition-related contingent consideration during the three month periods ended September 30, 2018 or 2017, and payments of acquisition-related contingent consideration during the nine month periods ended September 30, 2018 and 2017 totaled $23.1 million and $18.8 million, respectively.
Equity Investments
The Company’s equity investments as of September 30, 2018 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”), which are accounted for as equity method investments; (ii) a $15 million investment in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; (iv) the Company’s equity interests in Pensare Acquisition Corp. (“Pensare”); and (v) certain other equity investments. See Note 15 - Related Party Transactions for additional information related to certain of the Company’s equity investments.
The fair values of the Company’s equity investments are not readily determinable. The Company’s equity investments, other than those that are proportionately consolidated, or those accounted for as equity method investments or under the fair value option, are measured at cost, adjusted for changes from observable market transactions, less impairment (“adjusted cost basis”). The Company evaluates its investments for impairment by considering a variety of factors, including the earnings capacity of the related investments. Realized and unrealized fair market value gains or losses related to the Company’s equity investments are recognized in other income or expense. Fair value measurements for the Company’s equity investments are classified within Level 3 of the fair value hierarchy based on the nature of the fair value inputs. For the nine month period ended September 30, 2018, there were no upward or downward adjustments related to, or impairments of, the Company’s equity investments measured on an adjusted cost basis. The aggregate carrying value of the Company’s equity investments as of September 30, 2018 and December 31, 2017 totaled approximately $197 million and $141 million, respectively, including approximately $18 million of equity investments measured on an adjusted cost basis for both periods.
The Waha JVs. The Waha JVs own and operate two pipelines and a header system that transport natural gas to the Mexican border for export, for which operations commenced in the first half of 2017. For both the three month periods ended September 30, 2018 and 2017, the Company made no equity contributions to these joint ventures, and for the nine month periods ended September 30, 2018 and 2017, made equity contributions totaling $24.5 million and $73.3 million, respectively. The Company previously issued letters of credit in connection with its equity commitments in the Waha JVs. As of September 30, 2018, there were no letters of credit remaining, and as of December 31, 2017, $19 million in letters of credit were outstanding.
Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $7.7 million and $7.4 million for the three month periods ended September 30, 2018 and 2017, respectively, and totaled $19.1 million and $15.1 million for the nine month periods ended September 30, 2018 and 2017, respectively. Cumulative undistributed earnings from the Waha JVs totaled $25.1 million as of September 30, 2018. For the three and nine month periods ended September 30, 2018, the Company received $3.2 million and $10.9 million, respectively, in distributions of earnings from the Waha JVs, which amounts are included within operating cash flows. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs, due primarily to capitalized investment costs, totaled approximately $168 million and $121 million as of September 30, 2018 and December 31, 2017, respectively. Certain subsidiaries of MasTec have provided pipeline construction services to the Waha JVs. Revenue recognized in connection with work performed for the Waha JVs, including intercompany eliminations, totaled $3.6 million and $255.2 million for the three and nine month periods ended September 30, 2017, respectively, and for the three and nine month periods ended September 30, 2018, was de minimis. As of September 30, 2018 and December 31, 2017, related receivables, net of billings in excess of costs and earnings, totaled $0.1 million and $2.8 million, respectively.
TPP and CTP are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of TPP’s and CTP’s assets. The Waha JVs are also party to certain interest rate swaps, which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three and nine month periods ended September 30, 2018, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps was a gain of approximately $4.1 million and $18.1 million, respectively, or $3.1 million and $13.8 million, net of tax, respectively. For the three and nine month periods ended September 30, 2017, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps was a gain of approximately $1.3 million and a loss of approximately $2.1 million, respectively, or a gain of $0.8 million and a loss of $1.3 million, net of tax, respectively.
Other Investments. During the third quarter of 2017, the Company paid $2.0 million for approximately 4% of the common stock of Pensare and warrants to purchase 2.0 million shares of Pensare common stock, which is a special purpose acquisition company focusing on transactions in the telecommunications industry. José R. Mas, MasTec’s Chief Executive Officer, is a director of Pensare. The shares of common stock purchased by MasTec are not transferable or salable until one year after Pensare successfully completes a business combination transaction, with limited exceptions, as specified in the agreement. The warrants are exercisable at a purchase price of $11.50 per share after Pensare successfully completes a business combination. Both the warrants and shares expire and/or are effectively forfeitable if Pensare does not successfully complete a business combination by February 1, 2019. The shares, which are measured on an adjusted cost basis, and the warrants, which are derivative financial instruments, are included within other long-term assets in the Company’s consolidated financial statements as of September 30, 2018. Due to the nature of the restrictions, the fair value of the shares is not readily determinable, and there were no upward or downward adjustments related to these shares during either of the three or nine month periods ended September 30, 2018. As of September 30, 2018, the warrants approximated their initially recorded fair values, as determined based on observable and unobservable inputs, including market volatility and the rights and obligations of the warrants, which are Level 3 inputs.
During the second quarter of 2018, the Company invested $10.0 million for a 38.5% interest in LifeShield, LLC (“LifeShield”), a home security company, which is measured under the fair value option. Management believes that the fair value option provides an accurate reflection of the economic performance of LifeShield and the value of the Company’s equity interest in the business. To determine the fair value of this investment, the Company estimates the fair value of the entity considering both an income approach, based on discounted cash flows, and a market approach, based on market multiples. The resulting fair value estimates are then evaluated to derive a representative fair value estimate of the entity and the Company’s related investment. As of September 30, 2018, the fair value of this investment was determined to approximate its purchase price.
In connection with the 2014 acquisition of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”), the Company acquired an investment, for which the Company now has minimal involvement, that is in the final stages of being liquidated and is being managed by a receiver. The Company regularly reviews this investment for potential changes in expected recovery estimates, and during the nine month period ended September 30, 2018, recorded $0.9 million of expense related to changes in expected recovery estimates, and during the nine month period ended September 30, 2017, recorded $5.8 million of expense. The Company received $5.4 million of proceeds from the receiver during the nine month period ended September 30, 2018, and received $12.1 million of proceeds during the nine month period ended September 30, 2017. The net carrying value of this asset, which is included within other current assets, totaled $3.0 million and $9.6 million as of September 30, 2018 and December 31, 2017, respectively.
Senior Notes
As of both September 30, 2018 and December 31, 2017, the gross carrying amount of the Company’s 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”), which are measured at fair value on a non-recurring basis, totaled $400 million. As of September 30, 2018 and December 31, 2017, the estimated fair value of the 4.875% Senior Notes, based on Level 1 inputs, totaled $401.0 million and $410.0 million, respectively.

Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	September 30, 2018	December 31, 2017
Contract billings	$520.8	$683.9
Less allowance for doubtful accounts	(11.6)	(8.2)
Accounts receivable, net of allowance	$509.2	$675.7
Retainage	320.8	323.1
Costs and earnings in excess of billings	1,538.6	599.2
Retainage and costs and earnings in excess of billings (together, “contract assets”)	$1,859.4	$922.3
Accounts receivable, net	$2,368.6	$1,598.0
Contract billings represent the amount of performance obligations that have been billed but not yet collected. Contract assets consist of costs and earnings in excess of billings (“CIEB”) and retainage. CIEB, which is also referred to as work in process, represents the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). Retainage is not considered to be a significant financing component because the intent is to protect the customer. CIEB and retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Accounts receivable expected to be collected beyond one year are recorded within other long-term assets.
The increase in the CIEB balance for the nine month period ended September 30, 2018 was driven largely by long-haul project activity and timing of billings within the Company’s Oil and Gas segment, which the Company expects will be significantly reduced during the fourth quarter through normal billing and collection processes.
Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as billings in excess of costs and earnings (“BIEC”). BIEC is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities consist primarily of such BIEC, which are generally classified within current liabilities on the Company’s consolidated balance sheets. BIEC totaled approximately $189.3 million and $194.5 million as of September 30, 2018 and December 31, 2017, respectively. For the three and nine month periods ended September 30, 2018, the Company recognized revenue of approximately $25.4 million and $125.6 million, respectively, related to amounts that were included in BIEC as of December 31, 2017, resulting primarily from the advancement of physical progress on the respective projects during the period. Contract liabilities also include the amount of any accrued project losses, which are classified within other current liabilities on the Company’s consolidated balance sheets. Total contract liabilities, including accrued project losses, totaled approximately $197.2 million and $206.1 million as of September 30, 2018 and December 31, 2017, respectively.
Provisions for doubtful accounts for each of the three month periods ended September 30, 2018 and 2017 totaled $2.1 million and $0.4 million, respectively, and for the nine month periods ended September 30, 2018 and 2017, totaled $3.5 million and $1.1 million, respectively. Impairment losses on contract assets were not material for the three and nine month periods ended September 30, 2018.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. These arrangements, under which amounts can vary based on levels of activity, interest rates and changes in customer payment terms, improve the collection cycle time of the related receivables. Cash collected from these arrangements is reflected within cash provided by operating activities in the consolidated statements of cash flows. The discount charge, which is included within interest expense, net, totaled approximately $3.2 million and $2.1 million for the three month periods ended September 30, 2018 and 2017, respectively, and totaled approximately $8.2 million and $4.7 million for the nine month periods ended September 30, 2018 and 2017, respectively.

Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	September 30, 2018	December 31, 2017
Land	$4.6	$4.6
Buildings and leasehold improvements	29.6	26.7
Machinery and equipment	1,350.6	1,261.9
Office furniture and equipment	160.3	149.9
Construction in progress	25.1	12.5
Total property and equipment	$1,570.2	$1,455.6
Less accumulated depreciation and amortization	(833.8)	(749.1)
Property and equipment, net	$736.4	$706.5
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $117.2 million and $109.9 million as of September 30, 2018 and December 31, 2017, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $24.1 million and $23.5 million as of September 30, 2018 and December 31, 2017, respectively. Depreciation and amortization expense associated with property and equipment for the three month periods ended September 30, 2018 and 2017 totaled $49.7 million and $44.1 million, respectively, and totaled $141.0 million and $123.4 million for the nine month periods ended September 30, 2018 and 2017, respectively.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2018	December 31, 2017
Senior secured credit facility:	February 22, 2022
Revolving loans		$815.1	$377.7
Term loan		381.9	396.9
4.875% Senior Notes	March 15, 2023	400.0	400.0
Capital lease obligations, weighted average interest rate of 3.8%	In installments through August 1, 2023	173.9	181.2
Other debt obligations	Varies	12.2	25.8
Total long-term debt obligations		$1,783.1	$1,381.6
Less unamortized deferred financing costs		(10.8)	(13.0)
Total debt, net of deferred financing costs		$1,772.3	$1,368.6
Current portion of long-term debt		83.5	87.9
Long-term debt		$1,688.8	$1,280.7
Senior Secured Credit Facility
The Company has a senior secured credit facility (the “Credit Facility”). Under the Credit Facility, aggregate borrowing commitments totaled approximately $1.5 billion as of September 30, 2018, composed of $1.1 billion of revolving commitments and a term loan of approximately $0.4 billion. The term loan is subject to amortization in quarterly principal installments. An initial installment of $3.1 million was paid in December 2017, and quarterly installments of $5.0 million commenced in the first quarter of 2018. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
As of September 30, 2018 and December 31, 2017, outstanding revolving loans, which included $111 million and $117 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 4.29% and 3.69% per annum, respectively. The term loan accrued interest at a rate of 3.99% and 3.07% as of September 30, 2018 and December 31, 2017, respectively. Letters of credit of approximately $89.0 million and $157.1 million were issued as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, letters of credit fees accrued at 0.875% and 0.625% per annum, respectively, for performance standby letters of credit, and at 1.75% and 1.50% per annum, respectively, for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2018 and December 31, 2017, availability for revolving loans totaled $196.0 million and $565.2 million, respectively, or up to $196.0 million and $492.9 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $83.3 million and $183.4 million of availability in either Canadian dollars or Mexican pesos as of September 30, 2018 and December 31, 2017, respectively. The unused facility fee as of September 30, 2018 and December 31, 2017 accrued at a rate of 0.35% and 0.25%, respectively.

The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Other Credit Facilities. The Company has other credit facilities that support: (i) the working capital requirements of its foreign operations, and (ii) certain letter of credit issuances. Borrowings under the Company’s foreign credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. As of both September 30, 2018 and December 31, 2017, maximum borrowing capacity totaled Canadian $20.0 million, or approximately $15.5 million and $15.9 million, respectively. As of September 30, 2018 and December 31, 2017, outstanding borrowings totaled approximately $10.3 million and $10.4 million, respectively, and accrued interest at a weighted average rate of approximately 4.5% and 4.0%, respectively. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, which are included within other debt obligations in the table above, are classified within long-term debt in the Company’s consolidated balance sheets. Additionally, the Company has a separate credit facility, under which it may issue up to $50.0 million of performance standby letters of credit.  As of September 30, 2018, letters of credit issued under this facility totaled $17.1 million and accrued fees at 0.75% per annum.
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
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of September 30, 2018 and December 31, 2017.
Additional Information
As of September 30, 2018 and December 31, 2017, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $3.2 million and $7.4 million, respectively. For additional information pertaining to the Company’s debt instruments, including its 4.875% Senior Notes, see Note 7 - Debt in the Company’s 2017 Form 10-K.
Note 8 – Lease Obligations
Capital Leases
MasTec enters into agreements that provide lease financing for machinery and equipment. The gross amount of assets held under capital leases as of September 30, 2018 and December 31, 2017, which are included within property and equipment, net, totaled $356.6 million and $418.0 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $247.1 million and $277.3 million as of September 30, 2018 and December 31, 2017, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 15 - Related Party Transactions. Rent and related expense for operating leases that have non-cancelable terms in excess of one year totaled approximately $33.1 million and $25.4 million for the three month periods ended September 30, 2018 and 2017, respectively, and totaled $85.4 million and $77.6 million for the nine month periods ended September 30, 2018 and 2017, respectively. The Company also incurred rent and related expense for facilities, vehicles and equipment having original terms of one year or less totaling approximately $142.7 million and $159.4 million for the three month periods ended September 30, 2018 and 2017, respectively, and totaling $339.4 million and $347.8 million for the nine month periods ended September 30, 2018 and 2017, respectively.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of September 30, 2018, including employee stock purchase plans, there were approximately 4,651,000 shares available for future grant.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”) to eligible employees and directors, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of September 30, 2018 was approximately $16.3 million, which is expected to be recognized over a weighted average period of approximately 1.8 years. The intrinsic value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.6 million and $0.1 million for the three month periods ended September 30, 2018 and 2017, respectively, and totaled $2.3 million and $11.9 million for the nine month periods ended September 30, 2018 and 2017, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2017	1,448,591	$23.29
Granted	119,511	50.53
Vested	(50,966)	22.19
Canceled/forfeited	(36,954)	21.42
Non-vested restricted shares, as of September 30, 2018	1,480,182	$25.57

(a)	Includes 19,300 and 27,550 restricted stock units as of September 30, 2018 and December 31, 2017, respectively.

Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”) under which shares of the Company's common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Nine Months Ended September 30,
	2018	2017
Cash proceeds (in millions)	$3.1	$2.4
Common shares issued	79,459	68,789
Weighted average price per share	$39.36	$34.72
Weighted average per share grant date fair value	$9.62	$9.00
Non-Cash Stock-Based Compensation Expense
Details of non-cash stock-based compensation expense and related tax effects for the periods indicated were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Non-cash stock-based compensation expense	$3.5	$3.4	$10.1	$10.5
Income Tax Effects:
Income tax effect of non-cash stock-based compensation	$0.9	$1.3	$2.7	$3.8
Excess tax benefit from non-cash stock-based compensation (a)	$0.1	$0.0	$0.3	$0.1

(a)
Excess tax benefits represent cash flows from tax deductions in excess of the tax effect of compensation expense associated with share-based payment arrangements. For the nine month period ended September 30, 2018, the Company recognized a tax benefit, net of tax deficiencies, related to the vesting of share-based payment awards of $0.3 million, and for the nine month period ended September 30, 2017, recognized a tax deficiency, net of tax benefits, of $0.1 million.

Note 10 – Other Retirement Plans
Multiemployer Plans. Certain of MasTec’s subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension and other multiemployer benefit plans and trusts (“MEPPs”), which are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans and the related number of employees covered by these plans, including with respect to the Company’s Canadian operations, for the periods indicated were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended September 30:
2018	6,183	6,336	$35.0	$0.9	$35.9
2017	3,669	7,057	$36.7	$2.7	$39.4
For the Nine Months Ended September 30:
2018	2,018	6,336	$66.0	$5.1	$71.1
2017	550	7,057	$68.1	$8.0	$76.1
The fluctuations in the number of employees covered under multiemployer plans and related contributions in the table above related primarily to timing of activity for the Company’s union resource-based projects, the majority of which are within its oil and gas operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase of shares of MasTec common stock from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases is determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The Company’s share repurchase programs do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, are funded with available cash or with availability under the Credit Facility.
During the three and nine month periods ended September 30, 2018, the Company repurchased approximately 1.6 million and 4.3 million shares of its common stock, respectively, for an aggregate purchase price of $70.1 million and $198.4 million, respectively. Of the total repurchased shares, 2.0 million were repurchased in the first quarter of 2018 for $98.4 million under a now completed $100 million share repurchase program that was established in 2016. The additional 2.3 million shares were repurchased under a separate $100 million share repurchase program that was authorized in March 2018 and completed in the third quarter. In September 2018, a new $150 million share repurchase program was authorized, all of which remains available as of September 30, 2018.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is composed of unrealized foreign currency gains and losses from fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, as well as unrealized gains and losses from certain investment activities. Unrealized foreign currency activity for each of the three and nine month periods ended September 30, 2018 and 2017 is primarily related to translation gains and losses resulting from the Company’s Canadian operations, and unrealized investment activity for each of the three and nine month periods ended September 30, 2018 and 2017 relates to unrealized gains and losses on interest rate swaps associated with the Waha JVs.
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
In December 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted, which included broad tax reform that is applicable to the Company. Under the provisions of the 2017 Tax Act, the U.S. corporate tax rate decreased from 35% to 21% effective January 1, 2018. The Company completed an initial remeasurement of its U.S. deferred tax assets and liabilities as of December 31, 2017 as a result of this new tax law and recognized a non-cash tax benefit of $120.1 million in the fourth quarter of 2017. This initial remeasurement contained estimates of the effect of the 2017 Tax Act, as permitted under Staff Accounting Bulletin (“SAB”) 118. In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amended Topic 740 to incorporate the requirements of SAB 118. Under this guidance, revisions to the initial remeasurement of the Company’s deferred tax assets and liabilities as of December 31, 2017 are to be treated in accordance with the measurement period guidance as outlined in Topic 740 and SAB 118. Such revisions could result from refinement of the Company’s initial calculations, additional interpretations of the 2017 Tax Act, newly obtained information pertaining to the Company’s deferred tax balances as of December 31, 2017, and/or tax accounting method changes.
For the nine month period ended September 30, 2018, the Company recognized a net tax benefit of approximately $16.4 million related to the 2017 Tax Act, primarily from finalization of its tax return for the year ended December 31, 2017, certain tax accounting method changes and other adjustments to the initial remeasurement of its deferred tax balances as of December 31, 2017. While the Company has substantially completed its provisional analysis, additional adjustments to its estimates may be required, which could affect the Company’s provision for income taxes in future periods.

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
For the nine month period ended September 30, 2018, Other segment EBITDA included project gains of $1.0 million from a proportionately consolidated non-controlled Canadian joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, whereas for the nine month period ended September 30, 2017, Other segment EBITDA included project losses from this non-controlled joint venture of $7.4 million.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables, including a reconciliation of consolidated income before income taxes to EBITDA, all of which are presented in millions. The tables below may contain slight summation differences due to rounding.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2018	2017	2018	2017
Communications (a)	$661.7	$610.5	$1,907.5	$1,762.2
Oil and Gas	1,035.9	1,161.0	2,341.6	2,757.2
Electrical Transmission	99.1	81.8	297.6	277.3
Power Generation and Industrial	179.6	96.9	443.2	204.1
Other	1.6	10.6	3.7	14.2
Eliminations	(0.7)	(5.0)	(1.7)	(10.9)
Consolidated revenue	$1,977.2	$1,955.8	$4,991.9	$5,004.1

(a)
Revenue generated primarily by utilities customers represented 13.9% and 13.0% of Communications segment revenue for the three month periods ended September 30, 2018 and 2017, respectively, and represented 15.1% and 12.6% for the nine month periods ended September 30, 2018 and 2017, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA:	2018	2017	2018	2017
Communications	$74.8	$65.3	$230.6	$173.2
Oil and Gas	155.8	108.1	311.5	356.1
Electrical Transmission	3.1	4.5	5.0	11.2
Power Generation and Industrial	9.7	9.3	24.3	14.8
Other	7.0	10.1	19.7	11.6
Corporate	(27.6)	(22.0)	(75.0)	(69.2)
Consolidated EBITDA	$222.8	$175.3	$516.1	$497.7

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Depreciation and Amortization:	2018	2017	2018	2017
Communications	$14.5	$13.8	$44.4	$39.4
Oil and Gas	30.6	26.0	82.1	71.1
Electrical Transmission	4.8	5.8	15.2	17.3
Power Generation and Industrial	3.4	2.9	9.9	5.8
Other	0.0	0.0	0.1	0.1
Corporate	1.6	1.6	4.8	4.7
Consolidated depreciation and amortization	$54.9	$50.1	$156.5	$138.4

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA Reconciliation:	2018	2017	2018	2017
Income before income taxes	$145.6	$107.6	$299.4	$314.3
Plus:
Interest expense, net	22.3	17.6	60.2	45.0
Depreciation and amortization	54.9	50.1	156.5	138.4
Consolidated EBITDA	$222.8	$175.3	$516.1	$497.7
Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico. For both the three month periods ended September 30, 2018 and 2017, revenue of $1.9 billion was derived from U.S. operations, and revenue of $41.4 million and $61.0 million, respectively, was derived from foreign operations, the majority of which was from the Company’s Canadian operations in its Oil and Gas segment. For the nine month periods ended September 30, 2018 and 2017, revenue of $4.9 billion and $4.8 billion, respectively, was derived from U.S. operations, and revenue of $101.9 million and $160.7 million, respectively, was derived from foreign operations, the majority of which was from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $697.5 million and $649.5 million as of September 30, 2018 and December 31, 2017, respectively, and, for the Company’s businesses in foreign countries, the majority of which are in Canada, totaled $38.9 million and $57.0 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.2 billion as of both September 30, 2018 and December 31, 2017, and for the Company’s businesses in foreign countries, the majority of which are in Canada, totaled approximately $108.4 million and $112.8 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, amounts due from customers from which foreign revenue was derived accounted for approximately 3% and 5%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Customer:	2018	2017	2018	2017
AT&T (including DIRECTV®) (a)	21%	21%	24%	25%
EQT Corporation (b)	28%	—%	18%	—%
Energy Transfer affiliates (c)	12%	49%	17%	40%

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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2018 and December 31, 2017, there were $106.1 million and $157.1 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of September 30, 2018 or December 31, 2017.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2018 and December 31, 2017, outstanding performance and payment bonds approximated $112.5 million and $119.7 million, respectively, and estimated costs to complete projects secured by these bonds totaled $48.9 million and $46.0 million as of September 30, 2018 and December 31, 2017, respectively. These amounts do not include performance and payment bonds associated with the Company’s equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements to expand its operations, customer base or geographic reach, including arrangements that combine the Company’s skills and resources with those of others to allow for the performance of particular projects. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. The Company also holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture that was underway when the Company acquired Pacer in 2014, whose sole activity involves the construction of a bridge, a business in which the Company does not otherwise engage. This joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, automatically terminates upon completion of the project. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of September 30, 2018, the Company was not aware of circumstances that would reasonably lead to material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of both September 30, 2018 and December 31, 2017 are amounts held by entities that are proportionately consolidated totaling $17.3 million. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. Advances on project work associated with the Company’s proportionately consolidated contractual joint ventures, which are reflected within other current liabilities, totaled $10.3 million as of September 30, 2018.
The Company has other investment arrangements, as discussed in Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions. The Company may incur costs or provide financing, performance, financial and/or other guarantees to or in connection with its investment arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of September 30, 2018 and December 31, 2017, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $101.2 million and $106.2 million, respectively, of which $64.3 million and $72.2 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $2.8 million and $2.6 million as of September 30, 2018 and December 31, 2017, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash collateral to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $67.6 million and $88.9 million as of September 30, 2018 and December 31, 2017, respectively. Outstanding surety bonds related to self-insurance programs amounted to $35.9 million and $15.2 million as of September 30, 2018 and December 31, 2017, respectively. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets, amounted to $1.6 million for these policies as of both September 30, 2018 and December 31, 2017.
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
Collective Bargaining Agreements and Multiemployer Plans. As discussed in Note 10 - Other Retirement Plans, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits and contribute certain amounts to MEPPs. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multiemployer pension plans, subjects employers to substantial liabilities in the event of an employer’s complete or partial withdrawal from, or upon termination of, such plans. The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of September 30, 2018, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2018 and December 31, 2017, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Concentrations of Risk. The Company had approximately 435 customers for the nine month period ended September 30, 2018. As of September 30, 2018, two customers each accounted for approximately 36% and 27%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC. As of December 31, 2017, two customers each accounted for approximately 46% and 15%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 76% and 83%, respectively, of its revenue from its top ten customers for the three month periods ended September 30, 2018 and 2017, and derived 73% and 80% of its revenue, respectively, from its top ten customers for the nine month periods ended September 30, 2018 and 2017.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to certain entities, including entities that are associated with members of subsidiary management. For the three month periods ended September 30, 2018 and 2017, related party lease payments to such entities for operational facilities and equipment totaled approximately $11.8 million and $11.3 million, respectively, and for the nine month periods ended September 30, 2018 and 2017, totaled approximately $30.1 million and $38.4 million, respectively. Payables associated with these related party lease payments totaled approximately $4.7 million and $0.1 million as of September 30, 2018 and December 31, 2017, respectively. Additionally, payments to such related party entities for various types of supplies and services, including ancillary construction services, project-related site restoration and marketing and business development activities, totaled approximately $22.4 million and $26.4 million for the three month periods ended September 30, 2018 and 2017, respectively, and totaled $35.8 million and $41.0 million for the nine month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, related amounts payable totaled approximately $37.9 million and $5.2 million, respectively. Revenue from equipment rentals to such related party entities totaled approximately $0.7 million for both the three and nine month periods ended September 30, 2018, and related amounts receivable totaled approximately $0.7 million as of September 30, 2018.
MasTec performs certain construction services for two entities, of which a member of subsidiary management is a minority owner. Revenue from these arrangements totaled approximately $2.5 million and $1.0 million for the three month periods ended September 30, 2018 and 2017, and for the nine month periods ended September 30, 2018 and 2017, totaled approximately $8.7 million and $1.0 million, respectively. Related amounts receivable, net of BIEC, totaled approximately $0.3 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively. In 2017, MasTec acquired an oil and gas pipeline equipment company that was formerly owned by a member of subsidiary management for approximately $40.6 million in cash and an estimated earn-out liability of $65.7 million, as adjusted, of which $5.7 million was paid in the second quarter of 2018. MasTec previously leased equipment from this company. In February 2018, MasTec acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, was a minority owner, for approximately $6.1 million in cash and an estimated earn-out liability of approximately $0.7 million, as adjusted. The net assets acquired included notes payable to the former owners totaling approximately $2.6 million, which amount was subsequently repaid.
MasTec rents and leases equipment and purchases equipment supplies used in its business from a number of different vendors, and from time to time, rents equipment to certain entities, including CCI, in which it has a 15% equity investment. Juan Carlos Mas serves as the chairman of CCI, and a member of management of a MasTec subsidiary is a minority owner. For the three month periods ended September 30, 2018 and 2017, MasTec paid CCI approximately $9.0 million and $22.9 million, net of rebates, respectively, for equipment supplies, rentals, leases and servicing, and for the nine month periods ended September 30, 2018 and 2017, MasTec paid CCI approximately $19.9 million and $34.9 million, net of rebates, respectively. Amounts payable to CCI, net of rebates receivable, totaled approximately $22.9 million as of September 30, 2018, and as of December 31, 2017, were de minimis. Revenue from equipment rentals to CCI totaled approximately $0.3 million for both the three and nine month periods ended September 30, 2018, and related amounts receivable totaled approximately $0.3 million as of September 30, 2018.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended September 30, 2018 and 2017, MasTec incurred approximately $1.1 million and $39.2 million, respectively, of expenses under this subcontracting arrangement, and for the nine month periods ended September 30, 2018 and 2017, MasTec incurred approximately $7.8 million and $54.8 million, respectively. As of September 30, 2018 and December 31, 2017, related amounts payable totaled approximately $1.9 million and $2.0 million, respectively.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a majority interest. For both the three month periods ended September 30, 2018 and 2017, MasTec charged approximately $0.2 million to this customer, and for both the nine month periods ended September 30, 2018 and 2017, charged $0.6 million. As of September 30, 2018 and December 31, 2017, outstanding receivables related to this employee leasing arrangement totaled approximately $0.3 million and $0.2 million, respectively. The Company also provides satellite communication services to this customer. For both the three month periods ended September 30, 2018 and 2017, revenue from satellite communication services provided to this customer totaled approximately $0.2 million, and for the nine month periods ended September 30, 2018 and 2017, totaled approximately $0.7 million and $0.6 million, respectively. As of both September 30, 2018 and December 31, 2017, amounts receivable from this arrangement totaled approximately $0.3 million.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For the three month periods ended September 30, 2018 and 2017, MasTec paid approximately $0.9 million and $0.5 million, respectively, under this leasing arrangement, and for the nine month periods ended September 30, 2018 and 2017, paid approximately $2.0 million and $1.5 million, respectively. As of both September 30, 2018 and December 31, 2017, related amounts payable were de minimis.
The Company has a 40% interest in an entity related to a 2017 acquisition that is accounted for as an equity method investment. As of September 30, 2018 and December 31, 2017, advances outstanding from this entity, net, totaled approximately $0.1 million and $0.3 million, respectively.
The Company’s Pacer subsidiary has a subcontracting arrangement with a contractual joint venture in which it holds a 35% undivided interest. For the three month periods ended September 30, 2018 and 2017, revenue recognized by the Company in connection with this arrangement totaled approximately $0.2 million and $0.6 million, respectively, and for the nine month periods ended September 30, 2018 and 2017, totaled approximately $0.6 million and $0.9 million, respectively. As of September 30, 2018 and December 31, 2017, accounts receivable, net of BIEC, from this contractual joint venture totaled approximately $0.1 million and $0.8 million, respectively. Outstanding performance guarantees on behalf of this contractual joint venture, which are based on the original full contract value of the associated project, totaled Canadian $132.1 million as of both September 30, 2018 and December 31, 2017 (or approximately $102.3 million and $105.1 million, respectively). Additionally, the Company provided project-related financing in connection with this contractual joint venture of approximately $0.6 million and $2.7 million for the three month periods ended September 30, 2018 and 2017, respectively, and approximately $2.7 million and $5.9 million for the nine month periods ended September 30, 2018 and 2017, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. The Company made distributions of earnings to holders of its non-controlling interests of $0.6 million in the first quarter of 2018 and $1.3 million in the first quarter of 2017. In October 2017, the Company acquired the remaining non-controlling interests of one of these entities, with which it previously had a subcontracting arrangement for the performance of ancillary oil and gas construction services, for approximately $21.4 million in cash and an estimated earn-out liability of $11.0 million, as adjusted, of which $4.6 million was paid in the second quarter of 2018.
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
For both the three month periods ended September 30, 2018 and 2017, the Company paid $0.6 million in connection with the split dollar agreements for Jorge Mas, and no payments were made for José R. Mas. For both the nine month periods ended September 30, 2018 and 2017, the Company paid $1.1 million in connection with the split dollar agreements for Jorge Mas, and paid $0.7 million for both the nine month periods ended September 30, 2018 and 2017 for José R. Mas. As of September 30, 2018 and December 31, 2017, life insurance assets associated with these agreements, which amounts are included within other long-term assets, totaled approximately $18.5 million and $16.6 million, respectively.
Note 16 – Supplemental Guarantor Condensed Unaudited Consolidating Financial Information
The 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are, as of September 30, 2018, each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”). The Company’s subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary; if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Three Months Ended September 30, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,894.5	$102.3	$(19.6)	$1,977.2
Costs of revenue, excluding depreciation and amortization	—	1,603.0	98.0	(19.6)	1,681.4
Depreciation and amortization	—	49.7	5.2	—	54.9
General and administrative expenses	0.7	73.2	6.4	—	80.3
Interest expense (income), net	—	38.7	(16.4)	—	22.3
Equity in earnings of unconsolidated affiliates	—	—	(7.7)	—	(7.7)
Other expense (income), net	—	2.1	(1.8)	—	0.3
(Loss) income before income taxes	$(0.7)	$127.8	$18.6	$—	$145.6
Benefit from (provision for) income taxes	0.2	(35.9)	10.6	—	(25.1)
Net (loss) income before equity in income from subsidiaries	$(0.5)	$91.9	$29.2	$—	$120.5
Equity in income from subsidiaries, net of tax	121.2	—	—	(121.2)	—
Net income (loss)	$120.7	$91.9	$29.2	$(121.2)	$120.5
Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to MasTec, Inc.	$120.7	$91.9	$29.3	$(121.2)	$120.7
Comprehensive income (loss)	$124.9	$91.9	$33.6	$(125.5)	$124.9

For the Three Months Ended September 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,860.3	$105.4	$(9.9)	$1,955.8
Costs of revenue, excluding depreciation and amortization	—	1,634.5	101.6	(9.9)	1,726.2
Depreciation and amortization	—	42.7	7.4	—	50.1
General and administrative expenses	0.5	62.0	3.9	—	66.4
Interest expense (income), net	—	33.3	(15.7)	—	17.6
Equity in earnings of unconsolidated affiliates	—	—	(7.4)	—	(7.4)
Other income, net	—	(4.6)	(0.1)	—	(4.7)
(Loss) income before income taxes	$(0.5)	$92.4	$15.7	$—	$107.6
Benefit from (provision for) income taxes	0.2	(35.1)	(8.5)	—	(43.4)
Net (loss) income before equity in income from subsidiaries	$(0.3)	$57.3	$7.2	$—	$64.2
Equity in income from subsidiaries, net of tax	64.0	—	—	(64.0)	—
Net income (loss)	$63.7	$57.3	$7.2	$(64.0)	$64.2
Net income (loss) attributable to non-controlling interests	—	0.8	(0.3)	—	0.4
Net income (loss) attributable to MasTec, Inc.	$63.7	$56.5	$7.5	$(64.0)	$63.8
Comprehensive income (loss)	$65.2	$57.3	$8.7	$(65.5)	$65.7

For the Nine Months Ended September 30, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$4,717.0	$372.0	$(97.1)	$4,991.9
Costs of revenue, excluding depreciation and amortization	—	4,048.2	334.2	(97.1)	4,285.3
Depreciation and amortization	—	139.2	17.3	—	156.5
General and administrative expenses	2.3	195.6	13.6	—	211.5
Interest expense (income), net	—	108.7	(48.5)	—	60.2
Equity in earnings of unconsolidated affiliates	—	—	(19.1)	—	(19.1)
Other expense (income), net	—	0.8	(2.8)	—	(2.0)
(Loss) income before income taxes	$(2.3)	$224.5	$77.3	$—	$299.4
Benefit from (provision for) income taxes	0.6	(60.9)	(11.7)	—	(72.0)
Net (loss) income before equity in income from subsidiaries	$(1.7)	$163.6	$65.6	$—	$227.4
Equity in income from subsidiaries, net of tax	229.4	—	—	(229.4)	—
Net income (loss)	$227.7	$163.6	$65.6	$(229.4)	$227.4
Net loss attributable to non-controlling interests	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to MasTec, Inc.	$227.7	$163.6	$65.9	$(229.4)	$227.7
Comprehensive income (loss)	$240.6	$163.6	$78.3	$(242.2)	$240.3

For the Nine Months Ended September 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$4,763.4	$278.8	$(38.1)	$5,004.1
Costs of revenue, excluding depreciation and amortization	—	4,081.1	280.6	(38.1)	4,323.6
Depreciation and amortization	—	116.2	22.2	—	138.4
General and administrative expenses	1.7	188.4	11.9	—	202.0
Interest expense (income), net	—	91.6	(46.6)	—	45.0
Equity in earnings of unconsolidated affiliates	—	—	(15.1)	—	(15.1)
Other (income) expense, net	—	(10.0)	5.9	—	(4.1)
(Loss) income before income taxes	$(1.7)	$296.1	$19.9	$—	$314.3
Benefit from (provision for) income taxes	0.6	(109.3)	(17.5)	—	(126.2)
Net (loss) income before equity in income from subsidiaries	$(1.1)	$186.8	$2.4	$—	$188.2
Equity in income from subsidiaries, net of tax	187.5	—	—	(187.5)	—
Net income (loss)	$186.4	$186.8	$2.4	$(187.5)	$188.2
Net income (loss) attributable to non-controlling interests	—	2.4	(0.6)	—	1.8
Net income (loss) attributable to MasTec, Inc.	$186.4	$184.4	$3.0	$(187.5)	$186.4
Comprehensive income (loss)	$187.5	$186.8	$3.6	$(188.6)	$189.3

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of September 30, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$2,524.6	$287.9	$(143.5)	$2,669.0
Property and equipment, net	—	687.5	48.9	—	736.4
Goodwill and other intangible assets, net	—	1,191.6	135.4	—	1,327.0
Investments in and advances to consolidated affiliates, net	1,470.7	1,007.5	823.6	(3,301.8)	—
Other long-term assets	16.9	35.0	190.5	—	242.4
Total assets	$1,487.6	$5,446.2	$1,486.3	$(3,445.3)	$4,974.8
Liabilities and equity
Total current liabilities	$—	$1,365.1	$150.9	$(143.5)	$1,372.5
Long-term debt	—	1,677.8	11.0	—	1,688.8
Other long-term liabilities	—	411.5	12.2	—	423.7
Total liabilities	$—	$3,454.4	$174.1	$(143.5)	$3,485.0
Total equity	$1,487.6	$1,991.8	$1,312.2	$(3,301.8)	$1,489.8
Total liabilities and equity	$1,487.6	$5,446.2	$1,486.3	$(3,445.3)	$4,974.8

As of December 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,536.6	$332.9	$(17.1)	$1,852.4
Property and equipment, net	—	638.7	67.8	—	706.5
Goodwill and other intangible assets, net	—	1,187.9	141.0	—	1,328.9
Investments in and advances to consolidated affiliates, net	1,415.0	847.7	746.6	(3,009.3)	—
Other long-term assets	15.8	23.4	139.6	—	178.8
Total assets	$1,430.8	$4,234.3	$1,427.9	$(3,026.4)	$4,066.6
Liabilities and equity
Total current liabilities	$—	$778.6	$202.3	$(17.1)	$963.8
Long-term debt	—	1,269.4	11.3	—	1,280.7
Other long-term liabilities	—	379.9	8.8	—	388.7
Total liabilities	$—	$2,427.9	$222.4	$(17.1)	$2,633.2
Total equity	$1,430.8	$1,806.4	$1,205.5	$(3,009.3)	$1,433.4
Total liabilities and equity	$1,430.8	$4,234.3	$1,427.9	$(3,026.4)	$4,066.6

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Nine Months Ended September 30, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$—	$(105.3)	$132.1	$—	$26.8
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(6.7)	—	—	(6.7)
Capital expenditures	—	(130.1)	(4.1)	—	(134.2)
Proceeds from sale of property and equipment	—	20.2	9.5	—	29.7
Payments for other investments	—	(11.8)	(24.5)	—	(36.3)
Proceeds from other investments	—	—	5.4	—	5.4
Net cash used in investing activities	$—	$(128.4)	$(13.7)	$—	$(142.1)
Cash flows from financing activities:
Proceeds from credit facilities	—	2,396.7	25.9	—	2,422.6
Repayments of credit facilities	—	(1,971.2)	(26.2)	—	(1,997.4)
Repayments of other borrowings and capital lease obligations	—	(65.3)	(5.1)	—	(70.4)
Payments of acquisition-related contingent consideration	—	(15.9)	—	—	(15.9)
Repurchase of common stock	(198.4)	—	—	—	(198.4)
Distributions to non-controlling interests	—	(0.6)	—	—	(0.6)
Proceeds from stock-based awards, net	3.1	—	—	—	3.1
Net financing activities and advances from (to) consolidated affiliates	195.3	(71.5)	(123.8)	—	—
Net cash provided by (used in) financing activities	$—	$272.2	$(129.2)	$—	$142.9
Effect of currency translation on cash	—	—	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	$—	$38.5	$(10.2)	$—	$28.2
Cash and cash equivalents - beginning of period	$—	$10.0	$30.3	$—	$40.3
Cash and cash equivalents - end of period	$—	$48.5	$20.1	$—	$68.5

For the Nine Months Ended September 30, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by (used in) operating activities	$—	$229.0	$(62.5)	$—	$166.5
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(116.0)	—	—	(116.0)
Capital expenditures	—	(80.6)	(2.7)	—	(83.3)
Proceeds from sale of property and equipment	—	12.5	1.1	—	13.6
Payments for other investments	—	(3.8)	(73.3)	—	(77.1)
Proceeds from other investments	—	1.2	12.2	—	13.4
Net cash used in investing activities	$—	$(186.7)	$(62.7)	$—	$(249.4)
Cash flows from financing activities:
Proceeds from credit facilities	—	1,988.1	14.3	—	2,002.4
Repayments of credit facilities	—	(1,817.4)	(23.0)	—	(1,840.4)
Repayments of other borrowings and capital lease obligations	—	(53.6)	(7.3)	—	(60.8)
Payments of acquisition-related contingent consideration	—	(6.7)	—	—	(6.7)
Distributions to non-controlling interests	—	(1.3)	—	—	(1.3)
Proceeds from stock-based awards, net	0.9	—	—	—	0.9
Other financing activities	—	(6.3)	—	—	(6.3)
Net financing activities and advances (to) from consolidated affiliates	(0.9)	(136.8)	137.7	—	—
Net cash (used in) provided by financing activities	$—	$(34.0)	$121.7	$—	$87.8
Effect of currency translation on cash	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	$—	$8.3	$(3.3)	$—	$5.1
Cash and cash equivalents - beginning of period	$—	$28.9	$9.9	$—	$38.8
Cash and cash equivalents - end of period	$—	$37.2	$6.6	$—	$43.8

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
The following is a discussion of our business, financial position and results of operations as of and for the three and nine month periods ended September 30, 2018 and 2017. This discussion and analysis should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2017 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber, install-to-the-home and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; conventional and renewable power generation; heavy civil and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for almost 90 years. We offer our services primarily under the MasTec service mark and, as of September 30, 2018, we had approximately 21,000 employees and 400 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We expect to realize approximately 25% of our September 30, 2018 estimated backlog in 2018. The following table presents 18-month backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	September 30, 2018	June 30, 2018	September 30, 2017
Communications	$4,251	$4,239	$3,505
Oil and Gas	2,253	2,211	907
Electrical Transmission	597	633	268
Power Generation and Industrial	731	634	331
Other	1	2	3
Estimated 18-month backlog	$7,833	$7,719	$5,014
Approximately 50% of our backlog as of September 30, 2018 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work from master service agreements due to changes in our customers’ spending plans, as well as on construction projects, due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is not a term recognized under U.S. GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements, which is incorporated by reference. As of September 30, 2018 total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $2.9 billion of estimates of future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $400 million of remaining performance obligations in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2018 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $200 million of estimates of future revenue under master service and other service agreements that is included within the related backlog estimate.
Economic, Industry and Market Factors
We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to rationalization of our customers’ capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, including (i) changes to our customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve; (iii) new or changing regulatory requirements or other governmental policy changes or uncertainty; (iv) economic, market or political developments; (v) changes in technology, tax and other incentives; and (v) access to capital for customers in the industries we serve. Availability of transportation and transmission capacity and fluctuations in market prices for oil, gas and other fuel sources can also affect demand for our services, in particular, on pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industry, can result, and in the past, have resulted, in lower bids and lower profit on the services we provide. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
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

Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our condensed unaudited consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about our operating results, including the results of construction contracts accounted for under the cost-to-cost method, and the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. During the third quarter of 2018, we performed quantitative assessments of the goodwill associated with certain of our operating segments and of an indefinite-lived pre-qualification intangible asset in conjunction with our quarterly review for indicators of impairment. Based on the results of these assessments, we determined that the estimated fair value of one of the reporting units in our Oil and Gas segment, for which the related goodwill has a carrying value of approximately $15 million, exceeded its carrying value by approximately 12%, and that the fair values of a separate reporting unit and of an indefinite-lived pre-qualification intangible asset in our Oil and Gas segment, for which the related goodwill and pre-qualification intangible asset have an aggregate carrying value of approximately $110 million, exceeded their carrying values by approximately 11% and 4%, respectively. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in the future.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
Revenue	$1,977.2	100.0%	$1,955.8	100.0%	$4,991.9	100.0%	$5,004.1	100.0%
Costs of revenue, excluding depreciation and amortization	1,681.4	85.0%	1,726.2	88.3%	4,285.3	85.8%	4,323.6	86.4%
Depreciation and amortization	54.9	2.8%	50.1	2.6%	156.5	3.1%	138.4	2.8%
General and administrative expenses	80.3	4.1%	66.4	3.4%	211.5	4.2%	202.0	4.0%
Interest expense, net	22.3	1.1%	17.6	0.9%	60.2	1.2%	45.0	0.9%
Equity in earnings of unconsolidated affiliates	(7.7)	(0.4)%	(7.4)	(0.4)%	(19.1)	(0.4)%	(15.1)	(0.3)%
Other expense (income), net	0.3	0.0%	(4.7)	(0.2)%	(2.0)	(0.0)%	(4.1)	(0.1)%
Income before income taxes	$145.6	7.4%	$107.6	5.5%	$299.4	6.0%	$314.3	6.3%
Provision for income taxes	(25.1)	(1.3)%	(43.4)	(2.2)%	(72.0)	(1.4)%	(126.2)	(2.5)%
Net income	$120.5	6.1%	$64.2	3.3%	$227.4	4.6%	$188.2	3.8%
Net (loss) income attributable to non-controlling interests	(0.1)	(0.0)%	0.4	0.0%	(0.3)	(0.0)%	1.8	0.0%
Net income attributable to MasTec, Inc.	$120.7	6.1%	$63.8	3.3%	$227.7	4.6%	$186.4	3.7%

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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Reportable Segment:	2018	2017	2018	2017	2018		2017		2018		2017
Communications	$661.7	$610.5	$1,907.5	$1,762.2	$74.8	11.3%	$65.3	10.7%	$230.6	12.1%	$173.2	9.8%
Oil and Gas	1,035.9	1,161.0	2,341.6	2,757.2	155.8	15.0%	108.1	9.3%	311.5	13.3%	356.1	12.9%
Electrical Transmission	99.1	81.8	297.6	277.3	3.1	3.1%	4.5	5.5%	5.0	1.7%	11.2	4.0%
Power Generation and Industrial	179.6	96.9	443.2	204.1	9.7	5.4%	9.3	9.6%	24.3	5.5%	14.8	7.3%
Other	1.6	10.6	3.7	14.2	7.0	448.3%	10.1	95.2%	19.7	527.3%	11.6	81.7%
Eliminations	(0.7)	(5.0)	(1.7)	(10.9)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(27.6)	NA	(22.0)	NA	(75.0)	NA	(69.2)	NA
Consolidated Results	$1,977.2	$1,955.8	$4,991.9	$5,004.1	$222.8	11.3%	$175.3	9.0%	$516.1	10.3%	$497.7	9.9%
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenue. For the three month period ended September 30, 2018, consolidated revenue totaled $1,977 million as compared with $1,956 million for the same period in 2017, an increase of $21 million, or 1%, driven primarily by higher revenue in our Power Generation and Industrial segment, which increased by $83 million, or 85%, our Communications segment, which increased by $51 million, or 8%, and in our Electrical Transmission segment, which increased by $17 million or 21%. These increases were partially offset by lower revenue in our Oil and Gas segment, which decreased by $125 million, or 11%, and in our Other segment, which decreased by $9 million, or 85%. Acquisitions contributed $18 million in revenue for the three month period ended September 30, 2018 and organic revenue increased by approximately $3 million, or 0.2%, as compared with the same period in 2017.
Communications Segment. Communications revenue was $662 million for the three month period ended September 30, 2018, as compared with $610 million for the same period in 2017, an increase of $51 million, or 8%, driven by higher levels of wireline/fiber and wireless revenue, partially offset by a decrease in install-to-the-home revenue.
Oil and Gas Segment. Oil and Gas revenue was $1,036 million for three month period ended September 30, 2018, as compared with $1,161 million for the same period in 2017, a decrease of $125 million, or 11%, due primarily to timing, including regulatory and hurricane flooding disruptions, of large long-haul pipeline construction project activity.
Electrical Transmission Segment. Electrical Transmission revenue was $99 million for the three month period ended September 30, 2018 as compared with $82 million for the same period in 2017, an increase of $17 million, or 21%, due primarily to project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $180 million for the three month period ended September 30, 2018 as compared with $97 million for the same period in 2017, an increase of $83 million, or 85%. Organic revenue increased by approximately $64 million, or 66%, as compared with the same period in 2017, and acquisitions contributed $18 million of revenue. The increase in organic revenue was driven primarily by higher levels of renewable power project activity, including wind and biomass facility construction.
Other Segment. Other segment revenue decreased by approximately $9 million, or 85%, for the three month periods ended September 30, 2018 as compared with the same period in 2017, due primarily to a decrease in international oil and gas operations.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by $45 million, or 3%, from $1,726 million for three month period ended September 30, 2017 to $1,681 million for the same period in 2018. Improved productivity resulted in a decrease in costs of revenue, excluding depreciation and amortization of approximately $64 million, whereas higher levels of revenue contributed an increase of $19 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 320 basis points, from 88.3% of revenue for the three month period ended September 30, 2017 to 85.0% of revenue for the same period in 2018. The basis point decrease was driven by improved project efficiencies, closeouts and mix in our Oil and Gas and Communications segments, offset, in part, by reduced project efficiencies and mix, primarily in our Power Generation and Industrial and Electrical Transmission segments.
Depreciation and amortization. Depreciation and amortization was $55 million, or 2.8% of revenue, for the three month period ended September 30, 2018 as compared with $50 million, or 2.6% of revenue, in 2017, an increase of $5 million, or 10%. As a percentage of revenue, depreciation and amortization increased by approximately 20 basis points due to equipment purchases in support of growth in the business.
General and administrative expenses. General and administrative expenses were $80 million, or 4.1% of revenue, for the three month period ended September 30, 2018, as compared with $66 million, or 3.4% of revenue, for the same period in 2017, an increase of $14 million, or 21%. Acquisitions contributed $2 million of general and administrative expenses for the three month period ended September 30, 2018. Excluding the effects of acquisitions, administrative expenses increased by approximately $12 million as compared with the same period in the prior year, primarily due to timing of legal matters and other settlements, as well as an increase in various other administrative costs, including incentive and compensation expense and professional fees. Overall, general and administrative expenses as a percentage of revenue increased by approximately 70 basis points for the three month period ended September 30, 2018 as compared with the same period in the prior year.
Interest expense, net. Interest expense, net of interest income, was $22 million, or 1.1% of revenue, for the three month period ended September 30, 2018 as compared with $18 million, or 0.9% of revenue, in 2017. The increase in interest expense was primarily due to Credit Facility activity, reflecting a combination of higher average balances and higher weighted average interest rates, as well as an increase in discount charges on financing arrangements in the third quarter of 2018 as compared with 2017. The increase in average balances on our Credit Facility is due, in part, to higher third quarter 2018 working capital requirements and share repurchase activity as compared with the same period in 2017.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month periods ended September 30, 2018 and 2017, equity in earnings from unconsolidated affiliates totaled $8 million and $7 million, respectively, and related primarily to our investments in the Waha JVs, which commenced commercial pipeline operations in the first half of 2017.
Other expense (income), net. Other expense (income), net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. For the three month period ended September 30, 2018, other expense, net, included approximately $5 million of gains on sales of equipment, net, offset by $6 million of expense from changes to estimated earn-out accruals. For the three month period ended September 30, 2017, other income, net, included approximately $3 million of income from changes to estimated earn-out accruals and gains on sales of equipment, net, of $2 million.
Provision for income taxes. Income tax expense was $25 million for the three month period ended September 30, 2018 as compared with $43 million for the same period in the prior year. In the third quarter of 2018, pre-tax income increased to $146 million as compared with $108 million for the same period in the prior year. Our effective tax rate decreased to 17.2% for the three month period ended September 30, 2018 from 40.3% for the same period in 2017, primarily as a result of the 2017 Tax Act, which was effective as of January 1, 2018 and reduced the U.S. corporate tax rate from 35% to 21%. Our effective tax rate for the three month period ended September 30, 2018 was also favorably affected by a net tax benefit of approximately $18 million related to the 2017 Tax Act, including from finalization of our tax return for the year ended December 31, 2017, certain tax accounting method changes and other adjustments to the initial remeasurement of our deferred tax balances as of December 31, 2017.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $75 million, or 11.3% of revenue, for the three month period ended September 30, 2018, as compared with $65 million, or 10.7% of revenue, for the same period in 2017, an increase of approximately $9 million, or 14%, due to higher levels of revenue, which contributed an increase in EBITDA of $5 million. Improved productivity contributed an increase in EBITDA of $4 million. As a percentage of revenue, EBITDA increased by approximately 60 basis points due to production efficiencies and mix, as well as improved overhead utilization from higher levels of revenue.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $156 million, or 15.0% of revenue, for the three month period ended September 30, 2018, as compared with $108 million, or 9.3% of revenue, for the same period in 2017, an increase of $48 million, or approximately 44%. Improved productivity contributed an increase in EBITDA of approximately $59 million, offset, in part, by a decrease in EBITDA of $12 million from lower levels of revenue. EBITDA margins increased by approximately 570 basis points for the three month period ended September 30, 2018 as compared with the same period in 2017 due primarily to improved project efficiencies, closeouts and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $3 million, or 3.1% of revenue, for the three month period ended September 30, 2018, as compared with EBITDA of approximately $5 million, or 5.5% of revenue, for the same period in 2017, for a decrease in EBITDA of approximately $1 million. Reduced productivity contributed a decrease in EBITDA of $2 million, which was offset, in part, by an increase in EBITDA from higher levels of revenue. EBITDA margins decreased by approximately 230 basis points for the three month period ended September 30, 2018 as compared with the same period in 2017, due primarily to reduced project efficiencies and mix.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $10 million, or 5.4% of revenue, for the three month period ended September 30, 2018, as compared with EBITDA of $9 million, or 9.6% of revenue, for the same period in 2017, an increase in EBITDA of $0.4 million, or approximately 4%. Higher levels of revenue contributed an increase in EBITDA of $8 million. As a percentage of revenue, segment EBITDA decreased by approximately 420 basis points, or $8 million, as compared with the same period in the prior year, due primarily to reduced project efficiencies and mix.
Other Segment. EBITDA from Other businesses was approximately $7 million and $10 million for the three month periods ended September 30, 2018 and 2017, respectively. Other segment EBITDA for the three month periods ended September 30, 2018 and 2017 included approximately $8 million and $7 million, respectively, of equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs. The remaining movement in Other segment EBITDA was primarily driven by a $4 million decrease in EBITDA from our oil and gas operations in Mexico.
Corporate. Corporate EBITDA was negative $28 million for the three month period ended September 30, 2018, as compared with EBITDA of negative $22 million for the same period in 2017, for a decrease in EBITDA of approximately $5 million. Corporate EBITDA for the three month period ended September 30, 2018 included approximately $6 million of expense related to changes in estimated earn-out accruals as compared with $3 million of income from changes to estimated earn-out accruals for the same period in 2017. Excluding the effects of these items, other corporate expenses for the three month period ended September 30, 2018 decreased by $3 million as compared with the same period in the prior year, due primarily to the effect of timing of legal matters and other settlements, partially offset by an increase in various administrative costs.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenue. For the nine month period ended September 30, 2018, consolidated revenue totaled $4,992 million as compared with $5,004 million for the same period in 2017, a decrease of $12 million, or 0.2%, as compared with the same period in 2017. Revenue increases in our Power Generation and Industrial segment of $239 million, or 117%, in our Communications segment of $145 million, or 8%, and in our Electrical Transmission segment of $20 million, or 7%, were offset by decreases in revenue in our Oil and Gas segment of $416 million, or 15%, and in our Other segment of $10 million, or 74%. Acquisitions contributed $141 million in revenue for the nine month period ended September 30, 2018 and organic revenue decreased by approximately $153 million, or 3%, as compared with the same period in 2017.
Communications Segment. Communications revenue was $1,908 million for the nine month period ended September 30, 2018, as compared with $1,762 million for the same period in 2017, an increase of $145 million, or 8%. Organic revenue increased by approximately $106 million, or 6%, as compared with the same period in 2017, and acquisitions contributed $39 million of revenue for the nine month period ended September 30, 2018. The increase in organic revenue was primarily driven by higher levels of wireline/fiber and wireless revenue, as well as from storm restoration services, partially offset by a decrease in install-to-the-home revenue.
Oil and Gas Segment. Oil and Gas revenue was $2,342 million for nine month period ended September 30, 2018, as compared with $2,757 million for the same period in 2017, a decrease in revenue of approximately $416 million, or 15%, due primarily to timing, including regulatory and hurricane flooding disruptions, of large long-haul pipeline construction project activity.
Electrical Transmission Segment. Electrical Transmission revenue was $298 million for the nine month period ended September 30, 2018, as compared with $277 million for the same period in 2017, an increase of $20 million, or 7%, due primarily to project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $443 million for the nine month period ended September 30, 2018, as compared with $204 million for the same period in 2017, an increase of $239 million, or 117%. Organic revenue increased by approximately $137 million, or 67%, as compared with the same period in 2017, and acquisitions contributed $102 million of revenue. The increase in organic revenue was driven primarily by higher levels of renewable power project activity, including wind and biomass facility construction.
Other Segment. Other segment revenue decreased by approximately $10 million for the nine month period ended September 30, 2018 as compared with the same period in 2017, due primarily to a decrease in international oil and gas operations.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by $38 million, or 0.9%, from $4,324 million for the nine month period ended September 30, 2017 to $4,285 million for the same period in 2018. Improved productivity contributed a decrease of approximately $28 million in costs of revenue, excluding depreciation and amortization, in addition to a decrease of $11 million from lower levels of revenue. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 60 basis points, from 86.4% of revenue for the nine month period ended September 30, 2017 to 85.8% of revenue for the same period in 2018. The basis point decrease was primarily driven by improved production efficiencies and mix in our Communications segment, including from wireline/fiber and storm restoration services, and in our Oil and Gas segment from improved project efficiencies, closeouts and mix. These improvements were offset, in part, by the effect of reduced project efficiencies and mix in our Power Generation and Industrial and Electrical Transmission segments. In addition, costs of revenue, excluding depreciation and amortization for the nine month period ended September 30, 2018 included the effect of approximately $1 million of gains on a proportionately consolidated non-controlled Canadian joint venture in our Other segment, which is managed by a third party, and for which we have minimal direct construction involvement, as compared with losses of approximately $7 million for the same period in 2017.
Depreciation and amortization. Depreciation and amortization was $156 million, or 3.1% of revenue, for the nine month period ended September 30, 2018 as compared with $138 million, or 2.8% of revenue, in 2017, an increase of $18 million, or 13%. Acquisitions contributed $8 million of depreciation and amortization for the nine month period ended September 30, 2018. As a percentage of revenue, depreciation and amortization increased by approximately 40 basis points, due to acquisition-related depreciation and amortization as well as equipment purchases in support of growth in the business.
General and administrative expenses. General and administrative expenses were $212 million, or 4.2% of revenue, for the nine month period ended September 30, 2018, as compared with $202 million, or 4.0% of revenue, for the same period in 2017, an increase of $10 million, or 5%. Acquisitions contributed approximately $11 million of general and administrative expenses for the nine month period ended September 30, 2018. Excluding the effects of acquisitions, administrative expenses decreased by $1 million, due primarily to timing of legal matters and other settlements, partially offset by an increase in various other administrative costs, including incentive and compensation expense and professional fees. Overall, general and administrative expenses as a percentage of revenue increased by 20 basis points for the nine month period ended September 30, 2018 as compared with the same period in the prior year.
Interest expense, net. Interest expense, net of interest income, was $60 million, or 1.2% of revenue, for the nine month period ended September 30, 2018 as compared with $45 million, or 0.9% of revenue, in 2017. The increase in interest expense related to Credit Facility activity, reflecting a combination of higher average balances and higher weighted average interest rates, as well as an increase in discount charges on financing arrangements for the nine month period ended September 30, 2018 as compared with the same period in 2017. The increase in average balances on our Credit Facility is due, in part, to higher working capital requirements and share repurchase activity for the nine month period ended September 30, 2018 as compared with the same period in 2017.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the nine month periods ended September 30, 2018 and 2017, equity in earnings from unconsolidated affiliates totaled $19 million and $15 million, respectively, and related primarily to our investments in the Waha JVs, which commenced commercial pipeline operations in the first half of 2017.
Other income, net. Other income, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. For the nine month period ended September 30, 2018, other income, net, included approximately $12 million of gains on sales of equipment, net, partially offset by approximately $10 million of expense from changes to estimated earn-out accruals. For the nine month period ended September 30, 2017, other income, net, included approximately $12 million of income from changes to estimated earn-out accruals and gains on sales of equipment, net, of approximately $4 million, partially offset by $12 million of expense related to changes in expected recovery amounts for an investment that is in the final stages of liquidation, as well as reduced recovery expectations on a long-term note receivable due to the debtor’s bankruptcy proceedings.
Provision for income taxes. Income tax expense was $72 million for the nine month period ended September 30, 2018 as compared with $126 million for the same period in the prior year. For the nine month period ended September 30, 2018, pre-tax income decreased to $299 million as compared with $314 million for the same period in the prior year. Additionally, our effective tax rate decreased to 24.0% from 40.1% for the same period in 2017, primarily as a result of the 2017 Tax Act, which was effective as of January 1, 2018 and reduced the U.S. corporate tax rate from 35% to 21%. Our effective tax rate for the nine month period ended September 30, 2018 was also favorably affected by a net tax benefit of approximately $16 million related to the 2017 Tax Act, including from finalization of our tax return for the year ended December 31, 2017, certain tax accounting method changes and other adjustments to the initial remeasurement of our deferred tax balances as of December 31, 2017.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $231 million, or 12.1% of revenue, for the nine month period ended September 30, 2018, as compared with $173 million, or 9.8% of revenue, for the same period in 2017, an increase of approximately $57 million, or 33%. As a percentage of revenue, EBITDA increased by approximately 230 basis points, or $43 million, primarily due to production efficiencies and mix, including from storm restoration services, as well as improved overhead utilization from higher levels of revenue. Higher levels of revenue contributed a $14 million increase in EBITDA as compared with the same period in the prior year.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $312 million, or 13.3% of revenue, for the nine month period ended September 30, 2018, as compared with $356 million, or 12.9% of revenue, for the same period in 2017, a decrease in EBITDA of $45 million, or approximately 13%. Lower revenue contributed a decrease in EBITDA of $54 million. As a percentage of revenue, segment EBITDA increased by approximately 40 basis points, or approximately $9 million, as compared with the same period in the prior year, due primarily to improved project efficiencies, closeouts and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $5 million, or 1.7% of revenue, for the nine month period ended September 30, 2018, as compared with EBITDA of $11 million, or 4.0% of revenue, for the same period in 2017, a decrease in EBITDA of approximately $6 million, or 56%. As a percentage of revenue, segment EBITDA decreased by approximately 240 basis points, or $7 million, as compared with the same period in the prior year, due primarily to a combination of reduced project efficiencies and mix.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $24 million, or 5.5% of revenue, for the nine month period ended September 30, 2018, as compared with EBITDA of $15 million, or 7.3% of revenue, for the same period in 2017, an increase in EBITDA of $9 million, or 64%. Higher revenue contributed an increase in EBITDA of $17 million as compared with the same period in the prior year. As a percentage of revenue, segment EBITDA decreased by approximately 180 basis points, or $8 million, due primarily to a combination of reduced project efficiencies and mix.
Other Segment. EBITDA from Other businesses was $20 million for the nine month period ended September 30, 2018, as compared with EBITDA of $12 million for the same period in 2017, an increase of $8 million, or approximately 70%. Other segment EBITDA for the nine month periods ended September 30, 2018 and 2017 included $19 million and $15 million, respectively, of equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs, and approximately $1 million of gains and $7 million of losses, respectively, on a proportionately consolidated non-controlled Canadian joint venture, more fully described above in “Costs of revenue, excluding depreciation and amortization.” The remaining movement in Other segment EBITDA was driven by a $4 million decrease in EBITDA from our oil and gas operations in Mexico.
Corporate. Corporate EBITDA was approximately negative $75 million for the nine month period ended September 30, 2018, as compared with EBITDA of negative $69 million for the same period in 2017, for a decrease in EBITDA of approximately $6 million. Corporate EBITDA for the nine month period ended September 30, 2018 included approximately $10 million of expense related to changes in estimated earn-out accruals, as compared with approximately $12 million of income from changes to estimated earn-out accruals for the same period in 2017. Corporate EBITDA for the nine month period ended September 30, 2018 also included approximately $1 million of expense from changes in expected recovery amounts for an investment that is in the final stages of liquidation, whereas Corporate EBITDA for the same period in the prior year included approximately $12 million of expense related to changes in expected recovery amounts for this investment, as well as reduced recovery expectations on a long-term note receivable due to the debtor’s bankruptcy proceedings. Excluding the effects of these items, other corporate expenses for the nine month period ended September 30, 2018 decreased by $5 million as compared with the same period in the prior year due primarily to timing of legal matters and other settlements, partially offset by an increase in various administrative costs.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
Net income	$120.5	6.1%	$64.2	3.3%	$227.4	4.6%	$188.2	3.8%
Interest expense, net	22.3	1.1%	17.6	0.9%	60.2	1.2%	45.0	0.9%
Provision for income taxes	25.1	1.3%	43.4	2.2%	72.0	1.4%	126.2	2.5%
Depreciation and amortization	54.9	2.8%	50.1	2.6%	156.5	3.1%	138.4	2.8%
EBITDA	$222.8	11.3%	$175.3	9.0%	$516.1	10.3%	$497.7	9.9%
Non-cash stock-based compensation expense	3.5	0.2%	3.4	0.2%	10.1	0.2%	10.5	0.2%
Project results from non-controlled joint venture	—	—%	0.4	0.0%	(1.0)	(0.0)%	7.4	0.1%
Restructuring charges	—	—%	—	—%	—	—%	0.6	0.0%
Charges (recoveries) from multi-employer pension plan withdrawals	—	—%	0.6	0.0%	—	—%	0.6	0.0%
Adjusted EBITDA	$226.3	11.4%	$179.6	9.2%	$525.2	10.5%	$516.7	10.3%
A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
EBITDA	$222.8	11.3%	$175.3	9.0%	$516.1	10.3%	$497.7	9.9%
Non-cash stock-based compensation expense	3.5	0.2%	3.4	0.2%	10.1	0.2%	10.5	0.2%
Project results from non-controlled joint venture	—	—%	0.4	0.0%	(1.0)	(0.0)%	7.4	0.1%
Restructuring charges	—	—%	—	—%	—	—%	0.6	0.0%
Charges (recoveries) from multi-employer pension plan withdrawals	—	—%	0.6	0.0%	—	—%	0.6	0.0%
Adjusted EBITDA	$226.3	11.4%	$179.6	9.2%	$525.2	10.5%	$516.7	10.3%
Reportable Segment:
Communications	$74.8	11.3%	$65.5	10.7%	$230.6	12.1%	$173.6	9.9%
Oil and Gas	155.8	15.0%	108.1	9.3%	311.5	13.3%	356.1	12.9%
Electrical Transmission	3.1	3.1%	4.5	5.5%	5.0	1.7%	11.8	4.3%
Power Generation and Industrial	9.7	5.4%	9.3	9.6%	24.3	5.5%	14.8	7.3%
Other	7.0	448.3%	10.5	98.9%	18.7	500.9%	19.0	133.3%
Corporate	(24.1)	NA	(18.3)	NA	(64.9)	NA	(58.6)	NA
Adjusted EBITDA	$226.3	11.4%	$179.6	9.2%	$525.2	10.5%	$516.7	10.3%
The tables below, which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended September 30,
	2018		2017
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$120.5	$1.52	$64.2	$0.77
Adjustments:
Non-cash stock-based compensation expense	3.5	0.04	3.4	0.04
Project results from non-controlled joint venture	—	—	0.4	0.00
Charges (recoveries) from multi-employer pension plan withdrawals	—	—	0.6	0.01
Total adjustments, pre-tax	$3.5	$0.04	$4.4	$0.05
Income tax effect of adjustments (a)	(0.9)	(0.01)	(0.6)	(0.01)
Statutory tax rate effects	(17.9)	(0.23)	—	—
Adjusted non-U.S. GAAP measure	$105.2	$1.33	$68.0	$0.82

	For the Nine Months Ended September 30,
	2018		2017
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$227.4	$2.83	$188.2	$2.27
Adjustments:
Non-cash stock-based compensation expense	10.1	0.13	10.5	0.13
Project results from non-controlled joint venture	(1.0)	(0.01)	7.4	0.09
Restructuring charges	—	—	0.6	0.01
Charges (recoveries) from multi-employer pension plan withdrawals	—	—	0.6	0.01
Total adjustments, pre-tax	$9.1	$0.11	$19.1	$0.23
Income tax effect of adjustments (a)	(2.5)	(0.03)	(4.1)	(0.05)
Statutory tax rate effects	(16.4)	(0.20)	—	—
Adjusted non-U.S. GAAP measure	$217.5	$2.71	$203.1	$2.45

(a)
Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense. Tax effects are determined based on the tax treatment of the related items, the incremental statutory tax rate of the jurisdictions pertaining to each adjustment, and taking into consideration their effect on pre-tax income. For the three and nine month periods ended September 30, 2018, our consolidated effective tax rates, as reported, were 17% and 24%, respectively, and as adjusted, was 29% for both periods. For both the three and nine month periods ended September 30, 2017, our consolidated effective tax rates, as reported, were 40%, and as adjusted, were 39%.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, earn-out obligations, equity investment funding requirements, debt service and income taxes. We also evaluate opportunities for strategic acquisitions and investments from time to time, and we may consider opportunities to borrow additional funds, or to repurchase, refinance or retire outstanding debt or repurchase additional shares of our outstanding common stock in the future under our existing $150 million share repurchase authorization, any of which may require our use of cash.
Capital Expenditures. For the nine month period ended September 30, 2018, we spent $134 million on capital expenditures, or $105 million, net of asset disposals, and incurred approximately $48 million of equipment purchases under capital lease and other financing arrangements. We estimate that we will spend approximately $150 million on capital expenditures, or approximately $115 million, net of asset disposals, in 2018, and expect to incur approximately $90 million to $110 million of equipment purchases under capital lease or other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the nine month period ended September 30, 2018, we used $7 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future earn-out obligations as of September 30, 2018 was approximately $110 million. Of this amount, $23 million represents the liability for earn-out obligations that have been earned. The remainder is management’s estimate of potential earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. We made no earn-out payments for the three month periods ended September 30, 2018 or 2017, and for the nine month periods ended September 30, 2018 and 2017, we made payments of $23 million and $19 million, respectively, related to earn-out obligations.
Income Taxes. For the nine month period ended September 30, 2018, tax refunds, net of tax payments were approximately $13 million and resulted primarily from the application of certain tax accounting methods and the utilization of certain tax credits, as well as the tax effect of an increase in tax depreciation. For the nine month period ended September 30, 2017, tax payments, net of tax refunds, totaled approximately $78 million. Our tax payments, which are made quarterly, vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates. In December 2017, the 2017 Tax Act was enacted, which included broad tax reforms that are applicable to us. Under the provisions of the 2017 Tax Act, the U.S. corporate tax rate decreased from 35% to 21% effective January 1, 2018.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of September 30, 2018, we expect that substantially all of our CIEB will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, CIEB and retainage, net of allowance, increased to $2.4 billion as of September 30, 2018 from $1.6 billion as of December 31, 2017 due to timing of billings and collections and an increase in our days sales outstanding, as discussed below.
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
Summary of Financial Condition, Liquidity and Capital Resources
We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, acquisition and other investment funding requirements, share repurchase activity and other liquidity needs for at least the next twelve months.
Sources and Uses of Cash
As of September 30, 2018, we had approximately $1,296 million in working capital, defined as current assets less current liabilities, as compared with $889 million as of December 31, 2017, an increase of approximately $408 million. Cash and cash equivalents totaled approximately $68 million and $40 million as of September 30, 2018 and December 31, 2017, respectively.
Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$26.8	$166.5
Net cash used in investing activities	$(142.1)	$(249.4)
Net cash provided by financing activities	$142.9	$87.8
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, net, accounts payable, accrued expenses and BIEC, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the nine month period ended September 30, 2018 was $27 million, as compared with approximately $166 million of cash provided by operating activities for the same period in 2017. The decrease in cash provided by operating activities was due primarily to increased investment in project-related working capital due to timing of project activity and higher DSOs, as defined below, which we expect will be significantly reduced during the fourth quarter through normal billing and collection processes. Net cash provided by operating activities was negatively affected by net changes in assets and liabilities, which had a negative effect of $133 million, and a decrease in the effect of non-cash adjustments of $46 million, including from the effect of book to tax timing differences, partially offset by an increase in net income of $39 million.
Our days sales outstanding (“DSO”), net of BIEC, was 101 as of September 30, 2018 as compared with 81 as of December 31, 2017. The increase in DSO, net of BIEC for the nine month period ended September 30, 2018 was primarily related to contract assets associated with certain large long-haul pipeline construction projects in our Oil and Gas segment, which we expect will be significantly reduced during the fourth quarter through normal billing and collection processes.
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
Investing Activities. Net cash used in investing activities decreased by $107 million to $142 million for the nine month period ended September 30, 2018 from $249 million for the nine month period ended September 30, 2017. Cash paid for acquisitions, net, decreased by $109 million for the nine month period ended September 30, 2018 from $116 million for the same period in 2017, during which we acquired three businesses. For the nine month period ended September 30, 2018, payments for other investments totaled $36 million, of which approximately $25 million related to our equity investment in the Waha JVs and $10 million related to an equity investment in a telecommunications entity. For the nine month period ended September 30, 2017, payments for other investments totaled $77 million and related primarily to our equity investment in the Waha JVs. Proceeds from other investments, which related primarily to recoveries from an investment that is in the final stages of liquidation and is being managed by a receiver, decreased by $8 million for the nine month period ended September 30, 2018 as compared with the same period in 2017. For the nine month period ended September 30, 2018, we spent $134 million on capital expenditures, or $105 million, net of asset disposals, as compared with $83 million, or $70 million, net of asset disposals, for the same period in the prior year, an increase of $35 million to support growth in the business.
Financing Activities. Net cash provided by financing activities for the nine month period ended September 30, 2018 was $143 million, as compared with $88 million for the nine month period ended September 30, 2017, an increase of $55 million. Credit facility related activity, net, for the nine month period ended September 30, 2018, totaled $425 million of borrowings, net of repayments, as compared to $162 million for the nine month period ended September 30, 2017, for an increase in cash provided by financing activities from credit facility-related activities, net, of $263 million. In addition, for the nine month period ended September 30, 2018, we repurchased 4.3 million shares for a purchase price of $198 million, whereas there were no repurchases in the comparative prior year period. Payments of acquisition-related contingent consideration included within financing activities totaled $16 million for the nine month period ended September 30, 2018, as compared with $7 million for the same period in 2017, for an increase of $9 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition date liabilities, which are classified within operating activities, totaled $23 million and $19 million for the nine month periods ended September 30, 2018 and 2017, respectively.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of September 30, 2018.
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
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with certain indemnification and guarantee arrangements and obligations relating to our equity and other investment arrangements, including our variable interest entities. Refer to Note 14 - Commitments and Contingencies, Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions in the notes to the condensed unaudited consolidated financial statements, which are incorporated by reference.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2018, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of September 30, 2018, we had $815 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 4.29% and a term loan with a balance of $382 million with an interest rate of 3.99%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $8 million for the nine month period ended September 30, 2018.
As of September 30, 2018, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $174 million of capital lease obligations, which accrued interest at a weighted average interest rate of approximately 3.8%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 2% of our total revenue for the nine month period ended September 30, 2018. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three or nine month periods ended September 30, 2018. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three and nine month periods ended September 30, 2018, foreign currency translation effects totaled approximately $1.2 million of gains and $0.9 million of losses, respectively, and related primarily to our Canadian operations.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of September 30, 2018. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS
There have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2017 Form 10-K, as updated by our Quarterly Report on Form 10-Q and other filings we make with the SEC.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (c)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (d)
July 1 through July 31	—	$—	—	$70,137,502
August 1 through August 31	1,604,644	$43.72	1,604,359	$—
September 1 through September 30	—	$—	—	$150,000,000
Total	1,604,644		1,604,359

(a)
Includes 1,604,359 shares of common stock repurchased under share repurchase programs and 285 shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs.

(b)	Except to the extent described in (a) above with respect to share repurchases associated with certain employee and director elections, all shares were acquired in open-market transactions.

(c)	Purchased pursuant to our $100 million March 2018 share repurchase program, which was publicly announced on March 29, 2018 and completed in August 2018.

(d)
Approximate dollar value of shares available for repurchase as of July 31, 2018 and August 31, 2018 reflects the amount available for repurchase under our March 2018 share repurchase program, which was completed in August 2018. On September 11, 2018, we announced a new $150 million share repurchase program, which has no expiration date. Approximate dollar value of shares available for repurchase as of September 30, 2018 reflects the amount available for repurchase under our September 2018 share repurchase program, under which no shares were repurchased for the three month period ended September 30, 2018.

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

MASTEC, INC.
Date:	November 1, 2018
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