Form 10-K
period 2018-12-31
MASTEC INC
filed 2019-02-28
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer; as defined in Rule 405 of the Securities Act.     Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No   ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.2 billion (based on a closing price of $50.75 per share for the registrant’s common stock on the New York Stock Exchange on June 29, 2018).
There were 76,027,780 shares of common stock outstanding as of February 25, 2019.
The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2019 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

•
our ability to manage projects effectively and in accordance with our estimates, as well as our ability to accurately estimate the costs associated with our fixed price and other contracts, including any material changes in estimates for completion of projects and estimates of the recoverability of change orders;

•	the timing and extent of fluctuations in operational, geographic and weather factors affecting our customers, projects and the industries in which we operate;

•	the highly competitive nature of our industry;

•
the ability of our customers, including our largest customers, to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice under our contracts, and/or customer disputes related to our performance of services and the resolution of unapproved change orders;

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

•	the adequacy of our insurance, legal and other reserves;

•	the outcome of our plans for future operations, growth and services, including business development efforts, backlog, acquisitions and dispositions;

•	our ability to maintain a workforce based upon current and anticipated workloads;

•	our ability to attract and retain qualified personnel, key management and skilled employees, including from acquired businesses, and our ability to enforce any noncompetition agreements;

•	fluctuations in fuel, maintenance, materials, labor and other costs;

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
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation, including renewables; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for approximately 90 years. For the year ended December 31, 2018, we had an average of approximately 19,000 employees and 380 locations, and offer our services primarily under the MasTec service mark. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, infrastructure for utilities, among others. We perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through our Oil and Gas segment. Our Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. Our Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of power facilities, including from renewable sources, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of heavy civil and industrial infrastructure. The Other segment includes equity investees, the services of which vary from those provided by our primary segments, as well as other small business units that perform construction and other services for a variety of international end-markets. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for segment related information and significant customer concentrations.
In this Form 10-K, “$” means U.S. dollars unless otherwise indicated.
Industry Trends
Our industry is composed of national, regional and local companies that provide services to customers in a range of industries. We believe the following industry trends affect demand for our services:
Industry Opportunities in our Communications Segment
Significant advances in technology and rapid innovation in service offerings to data consumers continue to increase demand for faster and more reliable wireless and wireline/fiber communications network services. In its 2018 Visual Networking Index: Forecast and Trends, 2017-2022 report (the “2018 VNI report”), Cisco Systems, Inc. (“Cisco”) predicts that global network traffic will increase nearly threefold over the next five years. Additionally, broadband connection speeds are expected to nearly double by 2022, from approximately 40 Mbps to 75 Mbps. With increased usage of mobile devices and advancements in the “internet of things,” the amount of data affecting network traffic has grown significantly, and is expected to continue to experience dramatic growth. Increased data usage from video and voice transmission, digital video and music streaming, ‘smart’ television technology, home automation and connected home monitoring offerings, artificial intelligence, augmented and virtual reality and other advanced data services, including machine-to-machine connections such as autonomous vehicles, video surveillance, smart meters and digital health monitors, have, and will continue, to increase data traffic, resulting in the need for new and upgraded networks. One industry publication predicts that the demand for data capacity in ten years could be almost 1,000 times what it is today, and Cisco, in its 2018 VNI report, predicts that the number of devices connected to the network will exceed three times the global population by 2022.
In response to these growing demands, multiple major carriers have continued to expand, densify and optimize current wireless and wireline/fiber communications network capacity, while planning for next generation evolution technology including 5th generation (“5G”) wireless and fixed wireless network capacity, as well as enhanced broadband connection speeds. Large scale 5G deployments are expected over the next several years, which will include additional and improved tower capacity, as well as deployment of numerous higher bandwidth small/micro cells and distributed antenna systems to densify network performance. In addition, nationwide fiber projects in conjunction with 5G network deployment, such as Verizon Communications Inc.’s launch of “One Fiber,” expanded in 2018 and are expected to continue to rapidly expand to support network densification, data capacity and speed. These factors are expected to create incremental opportunities for investment in communications infrastructure in addition to the continued expansion and deployment by telephone companies and cable operators of fiber-to-the-home with 1-Gigabit-per-second high-speed internet connectivity. In addition, in 2017, AT&T was selected to build and run the First Responder Network Authority (“FirstNetTM”), a new wireless official public safety network for first responders throughout the United States, for which construction and limited operation commenced in 2018. AT&T has stated that it expects to spend approximately $40 billion over the next 25 years as it builds, manages and expands capacity in the network, along with a potential $6.5 billion federal government sponsored investment by FirstNetTM within the next five years.

One industry publication anticipates that up to an estimated $250 billion will be invested in 5G technologies over the next decade, and another industry publication predicts that the United States will require up to an estimated $150 billion of fiber infrastructure investment over the next five to seven years to support the increases in projected mobile data traffic and related broadband infrastructure needs. Multiple carriers tested and launched 5G initiatives in 2018, and nationwide fiber deployment projects are expected to continue to rapidly expand in the coming years. Furthermore, in the second half of 2018, the Federal Communications Commission (“FCC”) announced an initiative to speed deployment of 5G technology in the U.S. through the Facilitate America’s Superiority in 5G Technology, or “FAST” Plan. This plan is designed to make more low, mid and high-band spectrum available to the market and encourage additional investment in 5G wireless infrastructure by streamlining regulatory processes and updating infrastructure policies to speed the review of small cell infrastructure. Additionally, in the fourth quarter of 2018, the FCC also made available additional funds for the deployment of high-speed broadband technology under the Connect America Fund, which is designed to improve the quality and expand the availability of high-speed internet service in rural areas.
In the home installation and customer fulfillment markets, we believe that growth opportunities will be driven by customers seeking to expand their service offerings in the areas of home automation, connected home security monitoring and control, home entertainment offerings and commercial energy management solutions.
We believe that we are well positioned as one of the largest providers of communications and install-to-the-home infrastructure services to significantly benefit from the significant and multiple infrastructure opportunities as previously described. In addition, the buildout and deployment of the FirstNetTM network commenced in 2018, and is expected to create additional demand for our services in 2019 and beyond. These initiatives as well as recent trends toward streamlining regulatory processes to speed the deployment of 5G technology are expected to drive communications infrastructure investment for years to come.
Industry Opportunities in our Oil and Gas Segment
We are one of the leading pipeline contractors in North America, with a balanced portfolio of service offerings, including the construction and maintenance of large diameter (“long-haul”) pipeline, midstream pipeline, gathering lines and related compressor and pumping stations and treatment plants, offering both union and non-union services. Demand for pipeline infrastructure and the related level of oil, natural gas and product pipeline construction activity has grown significantly in recent years as technological advances and increasingly cost-effective production technologies have significantly increased producible North American oil and natural gas reserves. Technological advances in seismic imaging and data analysis have led to improvements in the identification of oil and natural gas reserves as well as the precision with which drilling operations can be performed, lowering the cost of production and maximizing output. The effect of these advances on oil and gas production activities in North America has also driven changes in the geographic locations of North American energy production. The increase in oil and natural gas production driven by these advances, as well as from robust demand, has led to ‘takeaway’ capacity issues, whereby more pipeline infrastructure is required to move this increased level of production to market. For example, the Permian, Bakken and Marcellus/Utica basins have experienced significant growth in production for which additional takeaway capacity is required. Permian basin oil production is expected to double by 2023, according to IHS Markit’s June 2018 Market Outlook report. Additionally, industry reporting indicates that the abundance of low-cost North American natural gas will continue to drive growth of natural gas as a source of lower-carbon power generation, both in the U.S. and abroad. In 2018, natural gas continued to surpass coal as the leading fuel type for electric power generation, and the Department of Energy’s (“DOE”) Annual Energy Outlook 2019 predicts that the U.S., which is already a net exporter of natural gas, will become a net exporter of energy, including oil and natural gas, by the early 2020s. In addition, demand for liquified natural gas (“LNG”) exports has risen dramatically in recent years, driven in part by the easing of certain export regulations, which is expected to drive construction of pipeline infrastructure for the transport of LNG to coastal export facilities in North America.
These trends are expected to continue to drive demand for U.S. oil and gas production, creating expanded opportunities for new pipeline infrastructure throughout North America. Significant investment in pipeline infrastructure will be required to move the increased volumes of oil and gas production to refining centers, distribution hubs, LNG export facilities and industrial users throughout North America, as well as to meet demand resulting from the desire to convert the transportation of oil and gas from traditional methods, such as truck and rail transport, to lower cost and safer pipeline infrastructure. According to the Pipeline & Gas Journal’s 2019 Global Pipeline Construction Outlook, there are approximately 36,000 miles of new and planned pipeline projects within North America, an increase of over 12% from the January 2017 report findings. In March 2018, the C Three Group predicted that over 10,000 miles of new oil and gas pipelines would be built over the three year period from 2018 to 2020, and in December 2018, the Federal Energy Regulatory Commission (“FERC”) reported over 2,400 miles of pending onshore natural gas pipeline projects, three quarters of which are pipelines 100 miles or more in length. We anticipate that demand for pipeline infrastructure in North America will provide significant opportunities for years to come, and that our diverse capabilities and expertise will enable us to continue to be a leading service provider in this market.
We also believe that future opportunities exist for upgrades to existing pipeline infrastructure, including pipeline integrity and maintenance upgrades, modernization efforts, including digitization and other technology upgrades and upgrades to address safety regulations.
In addition to potential opportunities in the U.S., initiatives in Mexico are expected to provide long-term growth opportunities. These initiatives call for a shift from fuel oils to more environmentally sensitive and cleaner natural gas, including a program for the long-term importation of natural gas from the U.S., to provide for cleaner and more economical electrical power generation and energy usage. In 2017, MasTec completed construction on two pipelines to move U.S. sourced natural gas to the Mexico/U.S. border. We believe there will be additional pipeline infrastructure opportunities for the delivery of U.S. natural gas to Mexico, as well as opportunities within Mexico, in the coming years.
We believe that the above mentioned trends will support continued expanded levels of project activity, creating a multi-year cycle of demand for pipeline construction projects, and that we are well positioned to benefit from these trends.
Industry Opportunities in our Electrical Transmission Segment
The U.S. electrical transmission and distribution infrastructure requires significant ongoing maintenance, upgrade and expansion to continue delivery of reliable and affordable power, as well as to address future reliability needs. Additional investment in electrical infrastructure will be required to address power line congestion and to avoid delivery failure during peak periods, as well as to modernize the grid and strengthen aging infrastructure to withstand weather events, natural disasters and cyber threats. In addition, older power plants, including coal-fired and nuclear plants, continue to be retired, requiring replacement infrastructure. Regional shifts in population and industry could also create incremental demand for transmission and distribution construction and upgrades. According to a January 2019 industry publication, capital expenditures in the power and utilities sector exceeded $130 billion in 2018, with further growth expected in 2019.
Future demand for electrical transmission and distribution infrastructure is also expected to result from technological innovations, deployment of digital capabilities, expected growth in usage of electric/hybrid vehicles, and the continued development of electrical power generation from renewable power sources, among others. The expected growth in demand for, and deployment of, electrical power generation from renewable energy sources will require significant investment in transmission lines, as wind and solar power generation resources are typically located in remote areas of the country, far from industrial users and major population centers.  Transmission lines will be required to connect the power generated from renewable energy sources to electrical grid and infrastructure will also be required to provide for grid-scale storage of electricity from such renewable energy sources.
According to the DOE’s Annual Energy Outlook 2019, almost 450 net gigawatts of new electricity generating capacity are expected to be added in the U.S. through 2050, requiring significant investment in transmission and distribution by electric utility companies. Electrical grid upgrades and expansions in Canada and Mexico may also create opportunities for electrical transmission and distribution infrastructure services. We believe significant capital investment in the transmission and distribution system will continue to be required to meet the above mentioned needs, and that we are well positioned to benefit from these trends.
Industry Opportunities in our Power Generation and Industrial Segment
Growing interest in climate change initiatives and the desire to reduce greenhouse gas emissions, together with growing corporate initiatives and certain regulatory and other policy initiatives at the federal, state and municipal levels, have spurred demand for energy production from sustainable, “green” power sources, including environmentally sensitive electrical power production from renewable sources such as wind, solar and biomass. Currently, almost 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards (“RPS”) or renewable energy goals. Approximately half of the states with RPS targets currently plan to achieve those targets by 2021, and others are considering increases to their current RPS targets. The DOE’s Annual Energy Outlook 2019 projects that 70 gigawatts of new wind and solar capacity will be added from 2018 to 2021 and predicts that renewable power generation will contribute over 30% of U.S. power generation capacity by 2050. These trends, coupled with advancing technologies and improvements in the cost performance and scalability of wind and solar power projects, are expected to continue to drive demand for construction of renewable resources throughout North America in the coming years. In addition to expected growth in demand for construction of new wind power installations, additional opportunities in wind infrastructure are being driven by recent trends toward replacement of existing wind turbines with next generation, higher efficiency turbines, as well as from maintenance of aging wind farms, including the repowering of wind turbines and foundations, which enables existing wind farms to produce more electricity at a lower cost.
The renewable energy industry is partially reliant on federal and state tax incentives, which have limited terms.  Currently, there are certain federal tax incentives applicable to the renewable energy industry, including production and investment tax credits that have historically increased investments in these projects.  Other tax incentives applicable to the renewable energy industry include accelerated tax depreciation provisions, including bonus depreciation, for certain renewable energy generation assets, such as equipment using solar or wind energy, or energy from geothermal deposits or biomass. See Item 1A. “Risk Factors - The renewable energy industry is reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our services.” Notwithstanding the potential phase-out of these tax incentives, the continued and increasing trends towards renewable portfolio standards, coupled with growing corporate initiatives to reduce greenhouse gas emissions, are expected to continue to drive growth in renewable energy projects.
In addition, industrial plant construction opportunities exist in a wide variety of industries, including in the renewable energy industry. The low price and environmental advantage of clean burning of natural gas is expected to continue to drive demand for gas-fired electrical generating plants, conversions of coal-fired power plants to cleaner natural gas and the construction of other plants which use natural gas as a fuel source. Industrial facilities and power plants in the biofuels/biomass, food processing, natural gas, petroleum and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.
We are one of the leading renewables contractors in North America, with expertise in wind, solar and biomass, as well as industrial and other power plant construction, and expect to benefit from these market trends.
Competitive Strengths
Our competitive strengths include:
Diverse Customer Relationships. We serve a diversified customer and industry base. Our customers include some of the largest communications, utility and power companies in North America, among others. We have longstanding relationships and have developed strong alliances with many of our customers, and we strive to maintain these customer relationships and our status as a preferred vendor to our customers.
Reputation for Reliable Customer Service and Technical Expertise. We have established a reputation for quality customer service and technical expertise. Our reputation gives us an advantage when competing for new work, both from existing and potential customers. In addition, we have broad capabilities and expertise in a wide variety of service offerings, including wireless, wireline/fiber and customer fulfillment activities, pipeline, electrical utility, power generation, including renewables, heavy civil and industrial infrastructure.
North American Footprint. Including our predecessor companies, we have been in business for approximately 90 years and are one of the largest companies in the infrastructure construction services industry, with approximately 380 locations and 19,000 employees, operating throughout North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico and the Caribbean. We offer comprehensive end-to-end infrastructure services to our customers and believe that our experience, technical expertise, geographic reach, financial resources and size are important to our customers.

Ability to Respond Quickly and Effectively. The skills required to serve our end-markets are similar, which allows us to utilize qualified personnel across multiple end-markets and projects. We are able to respond quickly and effectively to industry and technological changes, demand and major weather events by allocating our employees, fleet and other assets as and where they are needed, enabling us to provide cost-effective and timely services for our customers.
Experienced Management Team. Our management team plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business, integrating acquired businesses and managing the financial aspects of our operations. Our chief executive officer, chief operating officer and business unit presidents have broad industry experience and a deep understanding of our customers and their requirements. Key management personnel of acquired businesses generally continue to work for us under employment or services agreements.
Sustainability
We are committed to responsible environmental, social and governance practices. We strive to be recognized as a company that achieves customer expectations safely, profitably and in a manner that is rewarding for both our customers and our team. We strive to achieve these goals through an organizational structure that provides excellent service delivery with a reputation of integrity within the communities in which we operate, and by providing our team members with growth opportunities in an injury-free environment. We seek to develop an inclusive, diverse workplace focused on delivering high quality construction, installation and maintenance services through safe and ethical business practices. We are active in our local communities and participate in numerous charitable giving, community outreach and community building programs, as well as disaster relief efforts for communities affected by hurricanes, flooding and similar events.
Through the services we provide, we also help our customers deliver their sustainable goals. We are one of the largest renewables contractors in North America, having constructed a significant percentage of North America’s wind farms. Our renewables business also builds solar power plants and biofuel/biomass infrastructure. In our Oil and Gas segment, we perform engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries. In many cases, we are helping consumers and customers access cleaner burning natural gas by providing transportation infrastructure for businesses and consumers that wish to switch to these cleaner burning and lower carbon emission fuel sources. We also provide state-of-the-art pipeline transportation options, which consume fewer hydrocarbons in the transportation process than do traditional truck and rail transport.
We have received numerous awards from our customers for our efforts in sustainability practices, and are committed to reducing our greenhouse gas emissions. In our largest fleet operation, we have developed sophisticated routing, scheduling and fuel management programs that significantly reduce our consumption of fuel. Additionally, as part of our effort to reduce our overall carbon footprint, we have invested in equipment that is equipped with advanced emissions reduction technologies, and we use GPS technologies to improve fleet efficiency and fuel consumption. We also have recycling programs for discarded materials and programs for the proper handling and disposition of hazardous wastes, and we strive to incorporate energy efficiencies and other conservation measures into our office building designs.
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
We have detailed governance procedures, including an Audit Committee Charter, a Compensation Committee Charter and Nominating and Corporate Governance Committee Charter, as well as a comprehensive Code of Business Conduct and Ethics and Board of Director Governance Principles, all of which can be reviewed on the “Investors” page of our website at MasTec.com.
Strategy
The key elements of our business strategy are as follows:
Focus on Growth Opportunities. We believe that our end-markets offer multiple growth opportunities, and we expect continued spending by key customers in many of the industries we serve. We expect development of wireless and wireline/fiber infrastructure; oil and natural gas pipeline infrastructure; expansion, maintenance and upgrades of electrical transmission capacity and the electrical distribution grid; development of power generation infrastructure, including renewables; and heavy civil and industrial infrastructure construction projects to be areas of investment and opportunity in the coming years. We intend to use our broad geographic presence, technical expertise, financial and operational resources, customer relationships and full range of services to capitalize on these trends and grow our business.
Operational Excellence. We seek to improve our profit margins and cash flows by focusing on services and projects that have high margin potential. We also strive to identify opportunities for leverage within our business, such as deploying resources across multiple customers and projects in order to enhance our operating effectiveness and utilization rates. We also seek to maintain strong working capital management practices. Our management team pursues actions and programs designed to achieve these goals, such as increasing accountability throughout our organization, effectively managing customer contract bidding procedures, evaluating opportunities to improve our working capital cycle time, hiring and retaining experienced operating and financial professionals, and developing, expanding and integrating the use of financial systems and information technology capabilities within our business.
Maintain Conservative Capital Structure. We evaluate our capital structure on an ongoing basis and have expanded our financial resources in recent years. We believe that we have sufficient capital resources to fund our planned operations. As of December 31, 2018, we had approximately $555 million of borrowing availability under our revolving credit facility, with aggregate borrowing commitments of $1.5 billion under our senior secured credit facility and $400 million of 4.875% senior notes due 2023. We may consider opportunities to borrow additional funds, or to refinance, repurchase or retire outstanding debt or repurchase shares as part of our ongoing capital structure evaluation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Financial Condition, Liquidity and Capital Resources,” for details pertaining to our debt instruments and share repurchase activities.

Leverage Core Performance and Expertise through Strategic Acquisitions and Other Arrangements. We may pursue selected acquisitions, investments and strategic arrangements that allow us to expand our operations, service offerings, customer base or geographic reach. We have diversified our business and expanded our service offerings and geographic footprint in recent years, both organically and through acquisition. In order to maximize their potential, our strategy is to integrate acquired businesses into our operations and internal control environment in a timely and efficient manner. We evaluate our business on a regular basis, and from time to time, we may divest certain businesses or assets, or curtail selected business activities or operations that do not produce adequate revenue or margin or that no longer fit within our long-term business strategy.
Services
Our core services are the engineering, building, installing, maintaining and upgrading of infrastructure, primarily for communications, oil and gas, utility and power generation customers. We provide similar services to each of these customers, including:
Build. We build infrastructure projects for customers across a range of industries. We specialize in building underground and overhead distribution systems, including trenches, conduits, cell towers, cable and power lines, which provide wireless and wireline/fiber communications; natural gas, crude oil and refined product transport pipelines; electrical power generation, transmission and distribution systems; power generation infrastructure, including renewable energy; heavy industrial plants; compressor and pump stations and treatment plants; water and sewer infrastructure; and other civil construction infrastructure.
Install. We install electrical and other energy distribution and transmission systems, power generation facilities, buried and aerial fiber optic and other cables, satellite dishes, home automation and energy management solutions in a variety of environments for our customers. In connection with our installation work, we deploy and manage network connections that involve our customers’ hardware, software and network equipment.
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
Customers
We have longstanding relationships with many customers, and often provide services under master service and other service agreements, which are generally multi-year agreements. Our master service agreements are typically exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is usually generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice. For the years ended December 31, 2018, 2017 and 2016, 35%, 36% and 43% of our revenue, respectively, was derived from projects performed under master service and other service agreements.
The remainder of our work is generated pursuant to contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. Customers are billed with varying frequency, the timing of which is generally dependent upon advance billing terms, milestone billings based on completion of certain phases of the work, or when services are provided. Under the typical payment terms of master and other service agreements and contracts for specific projects, the customer makes progress payments based on quantifiable measures of performance as defined in the agreements. Some of our contracts include retainage provisions, under which a portion of the contract amount (generally, from 5% to 10% of billings) can be retained by the customer until final contract settlement.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We expect to realize approximately 80% of our estimated year end 2018 backlog in 2019. The following table presents 18-month estimated backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	December 31, 2018	September 30, 2018	December 31, 2017
Communications	$4,276	$4,251	$3,628
Oil and Gas	2,125	2,253	2,525
Electrical Transmission	610	597	354
Power Generation and Industrial	678	731	577
Other	1	1	3
Estimated 18-month backlog	$7,690	$7,833	$7,087
Approximately half of our backlog as of December 31, 2018 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays or cancellations, regulatory delays or other factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is not a term recognized under accounting principles generally accepted in the United States (“U.S. GAAP”); however, it is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference. As of December 31, 2018 total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $2.9 billion of estimates of future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $300 million of remaining performance obligations in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2019 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $1.7 billion of estimates of future revenue under master service and other service agreements that is included within the related backlog estimate.
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
Safety and Insurance/Risk Management
We strive to instill and enforce safe work habits in our employees, and we require that our employees participate in training programs relevant to their employment, including all those required by law. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. Our business units have established robust safety programs to monitor and improve compliance with safety procedures and regulations. We also provide company-wide training where appropriate, including for information technology and cyber security as well as for workplace and employee awareness programs.
Our business involves the use of heavy equipment and exposure to potentially dangerous workplace conditions. While we are committed to operating safely and prudently, we are subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. Our insurance policies are subject to high deductibles and we are self-insured up to the amount of the deductible. We maintain insurance policies for workers’ compensation, general liability and automobile liability that are subject to per claim deductibles. We also maintain excess umbrella coverage and an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. We are required to post collateral to certain of our insurance carriers, generally in the form of letters of credit, surety bonds and cash. See Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference.

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
Regulation, Environmental and Climate Change Matters
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
We have a substantial investment in construction equipment that utilizes fuel. Any changes in laws requiring us to use equipment that runs on alternative fuels could require a significant investment, which could have a material adverse effect on our results of operations, cash flows and liquidity.
We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations. Our contracts with customers may also impose liabilities on us regarding environmental issues that arise through the performance of our services. From time to time, we may incur costs and obligations related to environmental compliance and/or remediation matters. See Item 1A. “Risk Factors - Our failure to comply with environmental laws could result in significant liabilities.”
We believe we have all material licenses and permits needed to conduct operations and that we are in material compliance with all applicable regulatory and environmental requirements. We could, however, incur significant liabilities if we fail to comply with such requirements.
The potential effects of climate change on our operations is highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. Our operating results are significantly influenced by weather. Therefore, major changes in weather patterns could have a significant effect on our future operating results. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity, which could negatively affect our revenue and profitability. Climate change could also affect our customers and the projects that they award. Demand for power projects, underground pipelines or other projects could be negatively affected by significant changes in weather or from legislation or regulations governing climate change. See "Item 1A. Risk Factors - We are subject to risks associated with climate change."

Financial Information About Geographic Areas
We operate throughout North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico and the Caribbean. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference.
Employees
For the year ended December 31, 2018, we had an average of approximately 19,000 employees. As of December 31, 2018, approximately 1,600 of our employees were represented by unions or were subject to collective bargaining agreements. See Note 10 - Other Retirement Plans in the notes to the audited consolidated financial statements, which is incorporated by reference.
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
Available Information
A copy of this Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the SEC. Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees and includes additional criteria that are applicable to our Chief Executive Officer and senior financial officers, and the charters for each of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website in the Investors section under the tab “Corporate Governance,” or may be obtained by contacting our Vice President of Investor Relations by phone at (305) 406-1815, or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and senior officers on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information is not part of this report. Our reports filed with the SEC may be accessed at the SEC’s website at www.sec.gov.
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
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. Additional risks and uncertainties not known to us or not described below could also negatively affect our operations. If any of the risks described below, or other risks that are unknown to us were to occur, our business, financial condition, results of operations and cash flows could suffer, and/or the trading price of our common stock could decline. We also may not be able to achieve our goals or expectations. You should carefully consider the risks described below, together with all of the other information in this Form 10-K, including our Cautionary Statement Regarding Forward-Looking Statements described above.
Risks Related to Our Industry and Our Customers’ Industries
Many of the industries we serve are subject to customer consolidation as well as rapid technological and regulatory changes. Our inability or failure to adjust to such changes could result in decreased demand for our services. Additionally, demand for construction services depends on industry activity and expenditure levels, which can be affected by a variety of factors, including changes in governmental regulations and policies.
We derive a substantial portion of our revenue from customers in industries that are subject to consolidation, rapid changes in technology and governmental regulation. Regulatory requirements pertaining to permitting and/or political or social activism related to potential or ongoing project work could result in cancellations or deferrals of projects, which could materially affect demand for our services. Consolidation of any of our customers, or groups of our customers, could result in the loss of customers or could affect customer demand for the services we provide. Additionally, changes in technology have, in the past, and in the future could, reduce demand for the services we provide. For example, the telecommunications industry, including install-to-the-home services, is characterized by rapid technological change, intense competition and changing consumer demands. In the energy industries, technological advances could result in lower costs for sources of energy, which could render existing natural gas and/or renewable energy projects and technologies uncompetitive or obsolete. New technologies or upgrades to existing technologies by customers could reduce demand for our services. Additionally, our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve could have a material adverse effect on our results of operations, cash flows and liquidity.
Furthermore, many of our customers face stringent regulatory and environmental requirements and permitting processes, including governmental regulations and policies pertaining to oil and natural gas. In addition, the industries we serve are subject to effects of environmental regulation, climate change initiatives and political or social activism, any of which could result in delays and/or cancellations of current or planned future projects that could materially and adversely affect our results of operations, cash flows and liquidity.
Unfavorable market conditions and/or economic downturns could reduce capital expenditures in the industries we serve or could adversely affect our customers, which could result in decreased demand for the services we provide or impair our customers’ ability to pay for our services.
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
Furthermore, unfavorable market conditions and/or economic downturns could negatively affect demand for our customers’ services or the profitability of their services. Fluctuations in commodity prices and/or decreased demand by end-customers in the industries we serve could affect our customers and their capital expenditure plans. We continually monitor our customers’ industries and their relative health compared to the economy as a whole because we have previously been negatively affected by economic downturns. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile. Prices for oil, natural gas and natural gas liquids are potentially subject to large fluctuations in response to changes in supply and demand, as well as market uncertainty and a variety of other factors that are beyond our control. Demand for pipeline construction services is sensitive to the level of exploration, development, production, transportation, processing and refining activity of, and the corresponding capital spending by, oil and natural gas companies and demand by industrial and utility customers. Spending on exploration and production activities by large oil and gas companies has a significant effect on the demand for pipeline construction services. For example, the volatility experienced in recent years in the oil markets has had a significant effect on pipeline activities in Canada. In addition, in the past, reductions in new housing starts have negatively affected our customers who utilize our services to construct their “last mile” of communications infrastructure, and such reductions have also had negative effects on other industries we serve, including electrical utility transmission and grid connection as well as pipeline construction. Additionally, our customers who provide communications and customer fulfillment services could be adversely affected by an economic downturn if services are not ordered at the rate that our customers anticipate. During an economic downturn, our customers may also not have the ability or desire to continue to fund capital expenditures for infrastructure work or may outsource less work. A decrease in such project work could negatively affect demand for the services we provide and could materially and adversely affect our results of operations, cash flows and liquidity.
Slowing conditions in the industries we serve, customer difficulties in obtaining project financing, economic downturns or bankruptcies could also impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis. In the past, we incurred significant losses after a number of customers filed for bankruptcy or experienced financial difficulties following a general economic downturn, in which certain industry factors worsened the effect of the overall economic downturn on those customers. In difficult economic times, some of our clients may find it difficult to pay for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could negatively affect our cash flows and liquidity. If a client fails to pay us on a timely basis or defaults in making payments on a project for which we have devoted significant resources, it could materially and adversely affect our results of operations, cash flows and liquidity.
Our industry is highly competitive, which could reduce our market share and harm our financial performance.
Our industry is highly fragmented, and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing and prospective customers that employ in-house personnel to perform some of the services we provide, which could reduce the amount of services our customers request us to perform. There are relatively few barriers to entry into certain of the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become a competitor. Most of our customers’ work is awarded through a bid process. Consequently, price is often the principal factor that determines which service provider is selected, especially on smaller, less complex projects. Smaller competitors sometimes win bids for these projects based on price alone due to their lower costs and financial return requirements. However, our bids for certain projects may not be successful because of a customer’s perception of our relative ability to perform the work as compared to our competitors or a customer’s perception of technological advantages held by our competitors as well as other factors. Our results of operations, cash flows and liquidity could be materially and adversely affected if we are unsuccessful in bidding for projects or renewing our master service agreements, or if our ability to win such projects or agreements requires that we accept lower margins.
Risks Related to Our Business
Our failure to properly manage projects, or project delays, could result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.
Certain of our engagements involve large-scale, complex projects that may occur over extended time periods. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from failure to timely obtain permits or rights-of-way or to meet other regulatory requirements, weather-related delays, governmental, market, political and other factors, some of which are beyond our control, could result in cancellations or deferrals of project work, which could lead to a decline in revenue, or, for project deferrals, could cause us to incur costs for standby pay, and could lead to personnel shortages on other projects scheduled to commence at a later date.

We could also encounter project delays due to local opposition, including political and social activism, which could include injunctive actions or public protests related to the siting of oil, natural gas, or electric power transmission lines or for power generation or other facilities, and such delays could adversely affect our project margins. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost, or delays in the completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations, could result in large damage claims against us. Due to the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, damage claims could substantially exceed the amount we can charge for our associated services.
Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material adverse effect on our financial results.
We occasionally bring claims against project owners for additional costs that exceed the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. If we fail to properly document the nature of change orders or claims, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns or project losses. These types of claims can often occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional costs, both direct and indirect, or from project or contract terminations. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse effect on our liquidity and financial results.
We may not accurately estimate the costs associated with services provided under fixed price contracts, which could impair our financial performance.
We derive a significant portion of our revenue from fixed price master service and other service agreements. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than what we estimated. We also enter into contracts for specific projects or jobs that require the installation or construction of an entire infrastructure system or specified units within an infrastructure system, many of which are priced on a fixed price or per unit basis. Profitability for these contracts will be reduced if actual costs to complete a project exceed our original estimates. If estimated costs to complete the remaining work for a project exceed the expected revenue to be earned, the full amount of any expected loss is recognized in the period the loss is determined. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors could negatively affect these estimates, including changes in expected productivity levels, conditions at work sites differing materially from those anticipated at the time we bid on the contract and higher than expected costs of labor and/or materials. These variations, along with other risks inherent in performing fixed price contracts, could cause actual project results to differ materially from our original estimates, which could result in lower margins than anticipated, or losses, which could reduce our profitability, cash flows and liquidity.
Our business may be affected by difficult work sites and environments, which could cause delays and/or increase our costs and reduce profitability.
We perform work under a variety of conditions, including, but not limited to, challenging and hard to reach terrain and difficult site conditions. Performing work under such conditions can result in project delays or cancellations, potentially causing us to incur unanticipated costs, reductions in revenue or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk should actual site conditions vary from those expected. Some of our projects involve challenging engineering, procurement and construction phases, which may occur over extended time periods. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery delays, schedule changes, delays from customer failure to timely obtain rights-of-way, weather-related delays, delays by subcontractors in completing their portion of the project and other factors, some of which are beyond our control, but that affect our ability to complete a project as originally scheduled. In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of such costs. Any such delays, cancellations, errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays or cancellations could also negatively affect our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.
We recognize revenue for certain projects using the cost-to-cost method of accounting; therefore, variations of actual results from our assumptions could reduce our profitability.
We recognize revenue from fixed price contracts, as well as for certain projects pursuant to master and other service agreements, over time utilizing the cost-to-cost measure of progress, or the “cost-to-cost” method of accounting, under which the percentage of revenue to be recognized in a given period is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The cost-to-cost method, therefore, relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised on an ongoing basis as the work progresses. Adjustments arising from changes in the estimates of contract revenue or costs are reflected in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions, judgment and experience, but are subject to the risks inherent in estimates, including unanticipated delays or technical complications, changes in job performance, job conditions and management’s assessment of expected variable consideration. Variances in actual results from related estimates on a large project, or on several smaller projects, could be material. The full amount of an estimated loss on a contract is recognized in the period such losses are determined. Any such adjustments could result in reduced profitability and negatively affect our results of operations.
We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers, or a reduction in their demand for our services, could impair our financial performance.
Our business is concentrated among relatively few customers, and a substantial proportion of our services are provided on a non-recurring, project by project basis. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers elected to perform the work that we provide using in-house service teams. In addition, our results of operations, cash flows and liquidity could be negatively affected if our customers reduce the amount of business they provide to us, or if we complete the required work on non-recurring projects and cannot replace them with similar projects. Many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively affect our results of operations, cash flows and liquidity. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies, Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies, in the notes to the audited consolidated financial statements, which are incorporated by reference, for customer and project concentration information.
Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and is, therefore, an uncertain indicator of future operating results.
Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. A significant portion of our 18-month backlog is attributable to master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed under contracts for specific projects. Backlog amounts are determined based on estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and from estimates of customer demand based on communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have experienced postponements, cancellations and reductions in expected future work due to changes in our customers’ plans, market volatility, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.
We maintain a workforce based upon current and anticipated workloads. We could incur significant costs and reduced profitability from underutilization of our workforce if we do not receive future contract awards, if contract awards are delayed, or if there is a significant reduction in the level of services we provide.
Our estimates of future performance and results of operations depend, among other factors, on whether and when we receive new contract awards, which affect the extent to which we are able to utilize our workforce. The rate at which we utilize our workforce is affected by a variety of factors, including our ability to forecast the need for our services, which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects or between internal business groups, our ability to manage attrition, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, professional knowledge and experience, these estimates may not be accurate and may frequently change based on newly available information. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size to our project needs. If an expected contract award is delayed or not received, we could incur costs resulting from underutilization of our workforce, redundancy of facilities, or from efforts to right-size our workforce and/or operations, which could reduce our profitability and cash flows.
Many of our contracts do not obligate our customers to undertake any infrastructure projects or other work with us, and most of our contracts may be canceled on short or no advance notice, which could reduce our revenue. In addition, certain of our contracts are subject to our customers’ ability to secure financing or other conditions and therefore, may not result in revenue or profits.
We derive a significant portion of our revenue from multi-year master service and other service agreements, under which we provide project services through work orders within defined geographic areas on a fixed fee basis. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. This makes it difficult to estimate our customers’ demand for our services. A significant decline in the volume of work our customers request us to perform under these service agreements could negatively affect our results of operations, cash flows and liquidity. In addition, most of our contracts are cancelable on short or no advance notice, ranging from immediate cancellation to cancellation upon 180 days notice, even if we are not in default under the contract. Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on existing contracts that are re-bid. For our services that are provided on a non-recurring, project-by-project basis, we could experience a reduction in revenue, profitability and liquidity if our customers cancel a significant number of contracts, or if we fail to win a significant number of existing contracts upon re-bid, or if we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects. Additionally, from time to time, we enter into contracts that contain financing or other conditions that must be satisfied before we can begin work. Certain of these contracts may not result in revenue or profits if our customers are unable to obtain financing or to satisfy other conditions associated with such projects.
Our business is seasonal and affected by the spending patterns of our customers as well as weather conditions, which exposes us to variations in quarterly results.
Some of our customers reduce their expenditures and work order requests towards the end of the calendar year. In addition, adverse weather conditions, particularly during the winter season, can affect our ability to perform outdoor services in certain regions of North America. As a result, we generally experience reduced revenue in the first quarter of each calendar year. Natural catastrophes such as hurricanes or other severe weather, wildfires or flooding could also have an effect on demand for our services as well as on the economy overall, or could affect our ability to perform outdoor services or utilize equipment and crews in affected regions, which could negatively affect our results of operations, cash flows and liquidity.
We have incurred goodwill and intangible asset impairment charges, and in the future, could incur additional impairment charges, which could harm our profitability.
We have significant amounts of long-lived assets, goodwill and intangible assets. When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including anticipated future liabilities, over the estimated fair value of the net assets of the acquired business. We periodically review the carrying values of goodwill and intangible assets to determine whether such carrying values exceed their fair market values. Declines in the profitability of individual reporting units due to economic or market conditions or otherwise, as well as adverse changes in financial, competitive and other conditions, or other adverse changes in the key valuation assumptions contributing to the estimated fair value of our reporting units could adversely affect the estimated fair values of the related reporting units, which could result in an impairment of the recorded balances of goodwill or intangible assets. In the fourth quarter of 2018, we recorded $47.7 million of goodwill impairment related to a reporting unit in our Oil and Gas segment. See Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional details. Changes in economic and capital market conditions, as well as the operating performance of our reporting units, could result in future impairment charges, which could adversely affect our financial condition and operating results.
Acquisitions involve risks that could negatively affect our operating results, cash flows and liquidity.
We have made, and may continue to make, strategic acquisitions and investments. However, we may not be able to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain the required consent of our lenders and, therefore, may not be able to complete such acquisitions or strategic investments. We may pay for acquisitions or strategic investments with our common stock or with debt instruments, including convertible debt securities, which could dilute the ownership interests of our common shareholders, or we may decide to pursue acquisitions with which our investors may not agree. Borrowings or issuances of debt associated with these acquisitions could also result in higher levels of indebtedness, which could negatively affect our ability to service our debt within the scheduled repayment terms. In addition, in connection with most of our acquisitions, we agree to substantial future earn-out arrangements. To the extent we defer payment of an acquisition’s purchase price through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods.
Acquisitions may also expose us to operational challenges and risks, including:

•	the ability to profitably manage the acquired business or successfully integrate the acquired business’ operations, financial reporting and accounting control systems into our business;

•	the expense of integrating acquired businesses;

•	increased indebtedness and contingent earn-out obligations;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or other unforeseen difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s attention; and

•	the ability to retain or hire qualified personnel required for expanded operations.
In addition, acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnifications granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset potential liabilities associated with acquired businesses. We may learn additional information about the businesses we have acquired that could materially adversely affect us, such as unknown or contingent liabilities, unprofitable projects and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. Failure to successfully manage the operational challenges and risks associated with, or resulting from, our acquisitions could adversely affect our results of operations, cash flows and liquidity.
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
In preparing our consolidated financial statements in conformity with U.S. GAAP, management makes a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Key estimates include: the recognition of revenue and project profit or loss, which we define as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount of variable consideration included in the contract transaction price; allowances for doubtful accounts; fair value estimates, including those related to acquisitions, valuations of goodwill and intangible assets, acquisition-related contingent consideration and equity investments; asset lives used in computing depreciation and amortization; fair values of financial instruments; self-insurance liabilities; other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.
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
We are heavily reliant on computer, information and communications technology and related systems in order to operate. We also rely, in part, on third-party software and information technology to run our certain of our critical accounting, project management and financial information systems. From time to time, we experience system interruptions and delays. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to deploy software and hardware, gain access to, or effectively maintain and upgrade our systems and network infrastructure and/or take other steps to improve and otherwise protect our systems. In addition, our information technology and communications systems and our operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, intentional or inadvertent user misuse or error, failures of information technology solutions, computer viruses, malicious code, ransomware attacks, acts of terrorism and physical or electronic security breaches, including breaches by computer hackers, cyber-terrorists and/or unauthorized access to or disclosure of our and/or our customers’ data. Furthermore, such unauthorized access or cyber attacks could go unnoticed for some period of time.
These events, among others, could cause system interruptions, delays and/or the loss or release of critical or sensitive data, including the unintentional disclosure of customer or our information, and could delay or prevent operations, including the processing of transactions and reporting of financial results or cause processing inefficiency or downtime, all of which could have a material adverse effect on our business, results of operations and financial condition and could harm our reputation and/or result in significant costs, fines or litigation. Similar risks could affect our customers and vendors, indirectly affecting us.
While we have security, internal control and technology measures in place to protect our systems and network, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or other security failure, and someone obtains unauthorized access to our or our customers’ information, our reputation could be damaged, our business may suffer and we could incur significant liability, or, in some cases, we may lose access to our business data. In the ordinary course of business, we have been targeted by malicious cyber-attacks. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, while we maintain insurance policies that we consider to be adequate, our coverage may not specifically cover all types of losses or claims that may arise.
In addition, current and future laws and regulations governing data privacy and the unauthorized disclosure of confidential information may pose complex compliance challenges and/or result in additional costs. A failure to comply with such laws and regulations could result in penalties or fines, legal liabilities and/or harm our reputation. The continuing and evolving threat of cyber attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements could require significant additional resources and/or cause us to incur significant costs, which could have an adverse effect on our results of operations and cash flows.
We regularly evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our information technology environment, to stay current on vendor supported products and to improve the efficiency and scope of our systems and information technology capabilities. The implementation of new systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention, and/or causing delays or difficulties in transitioning to new systems. In addition, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have an adverse effect on our business.
In the ordinary course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.
From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. We may also be subject to litigation in the normal course of business involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our joint venture partners, equity investees, customers or other third parties.
Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages. We reassess our potential liability for litigation and contingencies as additional information becomes available and adjust our accruals as necessary. We could experience a reduction in our profitability and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, or if our insurance coverage proves to be inadequate or becomes unavailable, or if our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business, and cause us to incur significant expenses, any of which could have a material adverse effect on our business, results of operations or financial condition.

Our business is subject to operational and physical hazards that could result in substantial liabilities and weaken our financial condition.
Our business is subject to operational hazards due to the nature of services we provide and the conditions in which we operate, including electricity, fires, explosions, mechanical failures and weather-related incidents. Construction projects undertaken by us expose our employees to electrical lines, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services. In addition, if serious accidents or fatalities occur, or if our safety records were to deteriorate, we may be restricted from bidding on certain work or obtaining new contracts, and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover, increase the costs of our projects or harm our ability to perform under our contracts or enter into new customer contracts, all of which could materially adversely affect our revenue, profitability and liquidity.
Our operations could affect the environment or cause exposure to hazardous substances. In addition, our properties could have environmental contamination, which could result in material liabilities.
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
A failure to comply with environmental laws could result in significant liabilities or harm our reputation, and new environmental laws or regulations could adversely affect our business.
Some of the work we perform is in underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and discharge of pollutants. In such a case, we could incur significant costs, including clean-up costs, and we may be liable for significant fines and damages and could suffer reputational harm. Additionally, we sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of terrain and water bodies, it is possible that such directional drilling could cause a surface fracture releasing subsurface materials or drilling fluid. These releases alone or, in combination with releases that may contain contaminants in excess of amounts permitted by law, could potentially expose us to significant clean up and remediation costs, damages, fines and reputational harm, which could have a material adverse effect on our results of operations, cash flows and liquidity.
We also own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks that may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. New environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or result in new or increased liabilities that could have a material adverse effect on our results of operations, cash flows and liquidity. We are also subject to laws and regulations protecting endangered species. We may incur work stoppages to avoid violating these laws and regulations, or we may risk fines or other sanctions if we inadvertently violate these laws and regulations.
In addition, concerns about climate change could result in potential new regulations, regulatory actions or requirements to fund energy efficiency activities, any of which could negatively affect our customers and decrease demand for their services, or result in increased costs associated with our operations. There are significant environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change. The establishment of rules limiting greenhouse gas emissions could affect our ability to perform construction services or to perform these services at current levels of profitability. For example, if new regulations were adopted regulating greenhouse gas emissions from sources such as cars and trucks, we could experience a significant increase in environmental compliance costs in light of our large fleet and the amount of construction machinery we own. New regulations may require us to acquire different equipment or change processes. The new equipment may not be available, or we may not be able to purchase or rent this equipment in a cost-effective manner. Compliance with any new laws or regulations regarding the reduction of greenhouse gases could result in significant changes to our operations and a significant increase in the cost of conducting our business. In addition, if our operations are perceived to result in high greenhouse gas emissions or to otherwise pose environmental risks, our reputation could suffer and/or we could experience a reduction in the amount of future work we are awarded. Project deferrals, delays or cancellations resulting from climate change initiatives and/or the effects of such regulations could adversely affect our business.
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

Additionally, various federal, state, local, or foreign legislative and regulatory initiatives have been undertaken that could result in additional requirements or restrictions being imposed on drilling and completion operations. These regulations, and any future restrictions that might be adopted, could lead to operational delays and increased operating costs for our customers in the oil and gas industry, which could result in reduced capital spending and/or delays or cancellations of future oil and gas infrastructure projects that could materially and adversely affect our results of operations, cash flows and liquidity.
Our failure to comply with the regulations of OSHA, the U.S. DOT and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.
The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future, including, in extreme cases, criminal sanctions.
While we invest substantial resources in occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability. Although we have taken what we believe to be appropriate precautions, we have had employee injuries and fatalities in the past, and may suffer additional injuries or fatalities in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations. From time to time, we have received notice from the DOT that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we were not able to successfully resolve such issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.
We are subject to risks associated with climate change.
The potential effects of climate change on our operations is highly uncertain. Climate change may result in, among other things, an increase in extreme weather events, such as floods, hurricanes, wildfires, rising sea levels and limitations on water availability and quality. Such extreme weather conditions could limit the availability of resources, increase the costs of our projects, or could cause projects to be delayed or canceled. Our operating results are significantly influenced by weather. Therefore, major changes in weather patterns could have a significant effect on our future operating results. For example, if climate change results in a significant increase in adverse weather conditions in a given period, we could experience reduced productivity, which could negatively affect our revenue and profitability. Climate change could also affect our customers and the projects they award. Demand for power projects, underground pipelines or other projects could be negatively affected by significant changes in weather or from legislation or regulations governing climate change. Additionally, legislative and/or regulatory responses related to climate change could affect the availability of goods, increase our costs or otherwise negatively affect our operations. Reductions in project awards, increases in costs related to climate change and climate change regulations could have a material adverse effect on our results of operations, cash flows and liquidity.
If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.
Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. At times of low unemployment, it can be difficult for us to find qualified and affordable personnel. We may be unable to hire and retain a sufficiently skilled labor force necessary to support our operating requirements and growth strategy. Our labor and training expenses may increase as a result of a shortage in the supply of skilled personnel. We may not be able to pass these expenses on to our customers, which could adversely affect our profitability. Additionally, our business is managed by a number of key executive and operational officers and is dependent upon retaining and recruiting qualified management. Labor shortages, increased labor or training costs, or the loss of key personnel could materially adversely affect our results of operations, cash flows and liquidity.
Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which could have a material adverse effect on our results of operations, cash flows and liquidity.
We depend on subcontractors to perform work for some of our projects. There is a risk that we could have disputes with subcontractors arising from, among other things, the quality and timeliness of the work they perform, customer concerns, or our failure to extend existing work orders or issue new work orders under a subcontracting arrangement. If any of our subcontractors fail to perform the agreed-upon services on a timely basis and/or deliver the agreed-upon supplies, our ability to fulfill our obligations as a prime contractor could be jeopardized. In addition, the absence of qualified subcontractors with whom we have satisfactory relationships could adversely affect our ability to perform under some of our contracts, or the quality of the services we provide. Additionally, in some cases, we pay our subcontractors before our customers pay us for the related services. We could experience a material decrease in profitability and liquidity if we choose, or are required, to pay our subcontractors for work performed for customers that fail to pay us, or delay paying us, for the related work. Any of these factors could have a material adverse effect on our results of operations, cash flows and liquidity.
We also rely on suppliers to obtain the necessary materials for certain projects, and on equipment manufacturers and lessors to provide us with the equipment we require to conduct our operations. Although we are not dependent on any single supplier or equipment manufacturer or lessor, any substantial limitation on the availability of suppliers or equipment, including from economic or market conditions, could negatively affect our operations. If we cannot acquire sufficient materials or equipment, it could materially and adversely affect our results of operations, cash flows and liquidity.

Our participation in strategic arrangements, including joint ventures and equity investments, exposes us to numerous risks.
We have certain strategic arrangements, including joint ventures and equity investments, which provide us the opportunity to combine our skills and resources with those of others to allow for the performance of particular projects for which we do not control the day-to-day operations. The success of these arrangements depends, in large part, on whether our partners satisfy their contractual and performance obligations. In certain of these arrangements, we and our partners are jointly and severally liable for liabilities and obligations of the entity or joint venture. If one of our partners fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the projects could be terminated, which could result in legal liability to us, harm our reputation and could materially adversely affect our results of operations, cash flows and liquidity. In the past, we have incurred losses from our equity investments. We also have, and in the future could be subject to, a write-down of a portion or all of the net investment related to such arrangements. Market or other conditions, such as the inability of an entity in which we have invested to complete certain transactions, could subject us to a loss of some or all of the value of our investment. See Note 14 - Commitments and Contingencies and Note 4 - Fair Value of Financial Instruments in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information.
We may have additional tax liabilities associated with our domestic and international operations.
We are subject to income taxes in the United States and certain foreign jurisdictions. Management must exercise significant judgment in determining our provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of laws are issued or applied, and such changes could materially affect our tax provisions. The U.S. enacted tax reform legislation in 2017, referred to as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), and while this legislation has reduced our effective tax rate, certain provisions of this legislation may adversely affect us, including the limitation of certain deductions. In addition, the 2017 Tax Act significantly changes how the U.S. taxes corporations and requires complex computations to be performed that were not previously required under U.S. tax law. The provisions of the 2017 Tax Act require significant judgments and estimates to be made, and our interpretations of these provisions could differ from those of the U.S. Treasury Department or the Internal Revenue Service (the “IRS”), as many provisions of the 2017 Tax Act still do not have final guidance. As a result, it may be necessary to make future adjustments based on such new guidance. In addition, we are audited by various U.S. and foreign tax authorities, and in the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination may be uncertain. Although we believe that our tax estimates are reasonable, the final outcome of income tax examinations could be materially different from our expectations and the estimates that are reflected in our consolidated financial statements, which could have a material adverse effect on our results of operations, cash flows and liquidity.
We are self-insured against many potential liabilities.
We are effectively self-insured for substantially all claims because most claims against us do not exceed the deductibles under our insurance policies. We actuarially determine any liabilities for unpaid claims and associated expenses, including losses incurred but not reported, and reflect the present value of those liabilities in our balance sheet as other current and other long-term liabilities, as appropriate. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury, the determination of our liability in proportion to other parties’ liability, the number of incidents not reported and the effectiveness of our safety programs. If our insurance costs exceed our estimates of insurance liabilities, or if our insurance claims increase, or if our insurance coverage proves to be inadequate or becomes unavailable, we could experience a decline in profitability and liquidity.
The renewable energy industry is reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our services.
Because the unsubsidized cost of electric power from renewable resources such as wind and solar often exceeds that of fossil fuel and nuclear generating facilities, the renewable energy industry is reliant on tax incentives. These tax incentives effectively reduce the market price at which renewable energy can be sold, which spurs investment in renewable energy facilities. These tax incentives typically have a finite duration, which creates uncertainty for developers of renewable energy facilities and may adversely affect investment in them and, accordingly, demand for our services. As a result, we cannot predict the effect that current or future tax incentive legislation and/or the expiration or extension of these incentives, including production tax credits, investment tax credits, or accelerated or bonus depreciation provisions, will have on demand for our services. Under the current tax credit structure, wind installations must be started by December 31, 2019. In addition, the investment tax credit applicable to the solar industry will be reduced from 30% to 26% after 2019.
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
We generally warrant the work we perform for a one to two year period following substantial completion of a project, subject to further extensions of the warranty period following repairs or replacements. Warranty claims have historically not been material, but such claims could potentially increase. If warranty claims occur, we could be required to repair or replace warrantied items, or, if our customers elect to repair or replace the warrantied item using the services of another provider, we could be required to pay for the cost of the repair or replacement. Additionally, while we generally require that the materials provided to us by suppliers have warranties consistent with those we provide to our customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.
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
Substantially all of our union and collective bargaining agreements require us to participate with other companies in multiemployer pension plans. To the extent that U.S.-registered plans are underfunded defined benefit plans, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multiemployer pension plans, subjects employers to substantial liabilities in the event of an employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law pertaining to employers that are contributors to U.S.-registered multiemployer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of contributing employers from, an underfunded multiemployer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multiemployer plan’s unfunded vested liabilities. These liabilities include an allocable share of the unfunded vested benefits of the plan for all plan participants, not only for benefits payable to participants of the contributing employer. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if the other participating employers cease to contribute to, or withdraw from, the plan. The allocable portion of liability to participating employers could be more disproportionate if employers that have withdrawn from the plan are insolvent, or if they otherwise fail to pay their proportionate share of the withdrawal liability. We currently contribute, and in the past have contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. In addition, the Pension Protection Act of 2006, as amended, requires pension plans that are underfunded to improve their funding ratios within prescribed intervals based on their level of underfunding, under which benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose on the employers contributing to such plans a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency.
Based upon the information available to us from plan administrators as of December 31, 2018, several of the multiemployer pension plans in which we participate are underfunded and, as a result, we could be required to increase our contributions, including in the form of a surcharge on future benefit contributions. The amount we may be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans. We do not have plans to withdraw from, and are not aware of circumstances that would reasonably lead to material claims against us in connection with the multiemployer pension plans in which we participate. There can be no assurance, however, that we will not be assessed liabilities in the future. Withdrawal liabilities, requirements to pay increased contributions and/or excise taxes in connection with any of the multiemployer pension plans in which we participate could negatively affect our cash flows, liquidity and results of operations.

Our existing operations in international markets, or expanding into additional international markets, may not be successful and could expose us to risks, including failure to comply with the U.S. Foreign Corrupt Practices Act and/or similar anti-bribery laws, which could harm our business and prospects.
We derive a portion of our revenue from international markets, and we may further expand the volume of international services we provide, as well as the foreign geographic territories in which we operate. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for foreign revenue information. Our foreign operations are presently conducted primarily in Canada and Mexico, but we have performed work in various other foreign countries, and the revenue we derive from, or the number of countries in which we operate, could expand in the future. Economic conditions, including those resulting from wars, geopolitical shifts, civil unrest, acts of terrorism and other conflicts, or volatility in the global markets may adversely affect our foreign customers, their demand for our services and/or their ability to pay for our services. In addition, there are numerous risks inherent in conducting business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, including evolving standards regarding consumer protection and data use and security, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate and reinvest earnings, political, economic and social conditions in foreign countries, tariffs and duties, and complex U.S. and foreign laws and treaties, including taxation laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to foreign customers or to operate our international businesses profitably, and our overall business and results of operations could be negatively affected by our foreign activities.
The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws. Further, we require our subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. There is no assurance that the policies and procedures we have in place to ensure that our employees and agents comply with the FCPA, or that anti-bribery laws will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and/or intermediaries. If we are found to be liable for FCPA violations, either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, we could incur severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management.
We are subject to foreign exchange and currency risks that could adversely affect our operations and our ability to reinvest earnings from operations. In addition, our ability to mitigate our foreign exchange risk through hedging transactions may be limited.
We generally attempt to denominate our contracts in U.S. dollars or in the currencies of our costs. We have, and could in the future enter into contracts in foreign locations that are denominated in currencies other than the U.S. dollar, subjecting us to currency risk exposure, particularly when the contract revenue is denominated in a currency different from the contract costs. Certain portions of our consolidated revenue and operating expenses are in foreign currencies. As a result, we are subject to foreign currency risks, including risks resulting from changes in foreign exchange rates and limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.
We have incurred restructuring charges in the past, and in the future may incur additional restructuring charges, which could reduce our profitability.
From time to time, we review our operations in an effort to improve profitability. We may incur charges as a result of eliminating service offerings that no longer fit into our business plan, charges associated with the integration of acquired businesses, or charges associated with reducing, eliminating, or streamlining services or operations that do not produce adequate revenue or margins. Any such charges would be reflected as operating expenses and could materially reduce our profitability and liquidity.
Our credit facility and senior notes impose restrictions on us that may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.
The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders, including, among other things:

•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	repurchasing shares or paying dividends in excess of specified amounts;

•	creating certain liens against our assets;

•	prepaying subordinated indebtedness;

•	engaging in certain mergers or combinations; and

•	engaging in transactions that would result in a “change of control,” as defined in the credit facility and the indentures governing our senior notes.
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
We grow our business organically as well as through acquisition. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of equity securities. In connection with certain acquisitions, we have the option to issue shares of our common stock instead of paying cash for the related earn-out obligations. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145.0 million shares of common stock, of which approximately 76.0 million shares were outstanding as of December 31, 2018.
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
The market price of our common stock on the New York Stock Exchange has been volatile in recent years. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including:

•	announcements of fluctuations in our operating results or the operating results of one of our competitors;

•	market conditions in our customers' industries;

•	capital spending plans of our significant customers;

•	global and domestic energy prices;

•	announcements by us or one of our competitors of new or terminated customers or new, amended or terminated contracts;

•	announcements of acquisitions by us or one of our competitors;

•	changes in recommendations or earnings estimates by securities analysts;

•	announcements of share repurchase programs, or repurchases of our common stock under existing repurchase programs; and

•	sales of our common stock or other securities, including any shares issued in connection with business acquisitions or earn-out obligations for any past or future acquisitions.
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
Jorge Mas, our Chairman, and José R. Mas, our Chief Executive Officer, beneficially owned approximately 22% of the outstanding shares of our common stock as of December 31, 2018. Accordingly, they are in a position to influence:

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
Our corporate headquarters, located in Coral Gables, Florida, is a leased facility approximating 38,000 square feet. As of December 31, 2018, our operations were conducted from approximately 380 locations, primarily within the United States and Canada. Substantially all of these properties were leased facilities, none of which were material to our operations because most of our services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where we currently conduct business.
We own property and equipment that had a net book value of approximately $748 million as of December 31, 2018, which is secured by a security interest under our senior secured credit facility. This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, forklifts, backhoes, sidebooms, bulldozers, excavators, trenchers, graders, loaders, scrapers, drilling machines, directional boring machines, digger derricks, pile drivers, cranes, computers, computer software and office and building equipment, including furniture and fixtures. Substantially all of our equipment is obtained from third-party vendors. A portion of our equipment is acquired under capital lease or other financing arrangements. We are not dependent upon any single vendor and did not experience significant difficulties in obtaining desired equipment in 2018.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements in Item 8 of this Form 10-K is incorporated by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MTZ.”
Holders. As of February 25, 2019, there were 1,417 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
Dividends. We have historically not paid cash dividends and do not currently anticipate paying a cash dividend. We intend to retain future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our credit agreements prohibit us from paying cash dividends or making other distributions of our common stock without prior consent of the lender. The indenture governing our senior notes also contains covenants that restrict our ability to make certain payments including the payment of dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities. During the year ended December 31, 2018, we repurchased a total of 7,197,006 shares of our common stock. See Note 11 - Equity, which is incorporated by reference, for additional information pertaining to our share repurchase programs.
The following table provides information about repurchases of our common stock during the three month period ended December 31, 2018:

	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (c)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (d)
October 1 through October 31	—	$—	—	$150,000,000
November 1 through November 30	933,822	$43.97	933,548	$108,956,064
December 1 through December 31	2,051,830	$40.59	1,956,161	$129,447,219
Total	2,985,652		2,889,709

(a)	Includes 2,889,709 of repurchases under share repurchase programs and 95,943 of shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs.

(b)	Except to the extent described in (a) above with respect to share repurchases associated with compensation and benefit programs, all shares were acquired in open-market transactions.

(c)	Purchased under our September 2018 $150 million share repurchase program.

(d)	Includes $29.4 million available for repurchase under our September 2018 share repurchase program and $100 million available under our December 2018 $100 million share repurchase program.

Performance Graph
The performance graph below compares the cumulative five year total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (“S&P 500”), and with that of our peer group, which is composed of Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Jacobs Engineering Group Inc. and Primoris Services Corporation. The graph assumes that the value of the investment in our common stock, as well as that of the S&P 500 and our peer group, was $100 on December 31, 2013 and tracks it through December 31, 2018. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index, and a Peer Group
*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

As of December 31,	2013	2014	2015	2016	2017	2018
MasTec, Inc.	$100.00	$69.10	$53.12	$116.90	$149.60	$123.96
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Peer Group	$100.00	$82.36	$76.30	$108.41	$128.27	$99.47

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read together with our audited consolidated financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-K. Our consolidated results of operations are not necessarily comparable from year to year due to the effect of acquisitions and certain other items, which are further described within MD&A.

	For the Years Ended December 31,
	2018 (a)	2017 (b)	2016	2015 (c)	2014
	(in millions, except per share amounts)
Statement of Operations Data
Revenue	$6,909.4	$6,607.0	$5,134.7	$4,208.3	$4,611.8
Costs of revenue, excluding depreciation and amortization	$5,939.3	$5,745.3	$4,442.1	$3,721.3	$3,978.0
Net income (loss) from continuing operations	$259.2	$348.9	$134.0	$(79.7)	$122.0
Net income (loss) attributable to MasTec, Inc.	$259.7	$347.2	$131.3	$(79.1)	$115.9
Earnings (loss) per share from continuing operations:
Basic	$3.30	$4.29	$1.63	$(0.98)	$1.53
Diluted	$3.26	$4.22	$1.61	$(0.98)	$1.42

(a)
Our 2018 results include $47.7 million of pre-tax goodwill impairment charges. See Note 3 - Goodwill and Other Intangible Assets in the notes to the consolidated financial statements, which is incorporated by reference, for additional information.

(b)
Our 2017 results include a non-cash tax benefit of $120.1 million related to the 2017 Tax Act. See Note 12 - Income Taxes in the notes to the consolidated financial statements, which is incorporated by reference, for additional information.

(c)	Our 2015 results include $78.6 million of pre-tax goodwill and intangible asset impairment charges.

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Balance Sheet Data
Working capital	$885.4	$888.5	$562.5	$377.2	$548.3
Property and equipment, net	$747.8	$706.5	$549.1	$558.7	$623.1
Total assets	$4,440.0	$4,066.6	$3,183.1	$2,927.3	$3,550.8
Total debt	$1,406.9	$1,368.6	$1,026.0	$1,010.3	$1,121.6
Total equity	$1,392.0	$1,433.4	$1,103.6	$943.4	$1,148.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our business, financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto in Item 8 of this Form 10-K. The discussion below contains forward-looking statements that are based upon our current expectations and is subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Statement Regarding Forward-Looking Statements” and Item 1A. “Risk Factors.”
Business
See Item 1. “Business” for discussion pertaining to our business and reportable segments.
Recent acquisitions. During the year ended December 31, 2018, we completed two acquisitions, including (i) a construction management firm specializing in steel building systems and (ii) a wind turbine services company, both of which are included in our Power Generation and Industrial segment. In 2017, we completed three acquisitions, including: (i) a wireline/fiber deployment construction contractor, which is included in our Communications segment; (ii) a heavy civil construction services company, which is included in our Power Generation and Industrial segment, and (iii) an oil and gas pipeline equipment company, which is included in our Oil and Gas segment. For additional information, see Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference.
Economic, Industry and Market Factors
We closely monitor the effects of changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, including (i) changes to our customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve; (iii) new or changing regulatory requirements or other governmental policy changes or uncertainty; (iv) economic, market or political developments; (v) changes in technology, tax and other incentives; and (v) access to capital for customers in the industries we serve. Availability of transportation and transmission capacity and fluctuations in market prices for oil, gas and other fuel sources can also affect demand for our services, in particular, on pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industry, can result, and in the past, have resulted, in lower bids and lower profit on the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules, holidays and timing, in particular, for large, non-recurring projects. Typically, our revenue is lowest at the beginning of the year and during the winter months because cold, snowy or wet conditions cause project delays. Revenue is generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate, but continued cold and wet weather can often affect second quarter productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including warm winter weather, excessive rainfall, flooding or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.
Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given quarter, even if not for the full year. In addition, revenue from master service and other service agreements, while generally predictable, can be subject to volatility. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic, political and market conditions; regulatory or environmental influences; and acquisitions, dispositions or strategic investments/other arrangements can also materially affect quarterly results in a given period. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.
Understanding Our Results of Operations
Revenue. We provide engineering, building, installation, maintenance and upgrade services to our customers. We derive revenue from projects performed under master and other service agreements as well as from contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system. See Item 1. “Business” for discussion of our business and revenue-generating activities and “Comparison of Fiscal Year Results” below for revenue results by reportable segment.
Costs of Revenue, Excluding Depreciation and Amortization. Costs of revenue, excluding depreciation and amortization, consists principally of salaries, employee incentives and benefits, subcontracted services, equipment rentals and repairs, fuel and other equipment expenses, material costs, parts and supplies, insurance and facilities expenses. Project profit is calculated by subtracting a project’s costs of revenue, including project-related depreciation, from project revenue. Project profitability and corresponding project margins will generally be reduced if actual costs to complete a project exceed our project cost estimates. Estimated losses on contracts, or the excess of estimated costs to complete a contract over the contract’s remaining revenue, are recognized in the period in which such losses are determined. Factors impacting our costs of revenue, excluding depreciation and amortization, include:
Project Mix. The mix of revenue derived from the projects we perform impacts overall project margins, as margin opportunities can vary by project. For example, installation work, which is often performed on a fixed price basis, has a higher level of margin risk than maintenance or upgrade work, which is often performed under pre-established or time and materials pricing arrangements. As a result, changes in project mix between installation work and maintenance or upgrade services can affect our project margins in a given period. Our project mix by industry can also affect our overall margins, as project margins can vary by industry and over time.
Seasonality, Weather and Geographic Mix. Seasonal patterns, which can be affected by weather conditions, can have a significant effect on project margins. Adverse or favorable weather conditions can affect project margins in a given period. For example, extended periods of rain or snowfall can negatively affect revenue and project margins due to reduced productivity from projects being delayed or temporarily halted. Conversely, when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which can favorably affect project margins. In addition, the mix of business conducted in different geographic areas can affect project margins due to the particular characteristics of the physical locations where work is being performed, such as mountainous or rocky terrain versus open terrain. Site conditions, including unforeseen underground conditions, can also affect project margins.
Price and Performance Risk. Overall project margins may fluctuate due to project pricing, changes in the cost of labor and materials, job productivity and work volume. Job productivity can be affected by quality of the work crew and equipment, the quality of engineering specifications and designs, availability of skilled labor, environmental or regulatory factors, customer decisions or delays and crew productivity. Crew productivity can be influenced by weather conditions and job terrain, such as whether project work is in a right of way that is open or one that has physical obstructions or legal encumbrances.
Subcontracted Resources. Our use of subcontracted resources in a given period is dependent upon activity levels and the amount and location of existing in-house resources and capacity. Project margins on subcontracted work can vary from those on self-perform work. As a result, changes in the mix of subcontracted resources versus self-perform work can affect our overall project margins.
Material versus Labor Costs. In many cases, our customers are responsible for supplying their own materials on projects; however, under certain contracts, we may agree to provide all or part of the required materials. Project margins are typically lower on projects where we furnish a significant amount of materials due to the fact that margins on materials are generally lower than margins on labor costs. Therefore, increases in the percentage of work with significant materials requirements could decrease our overall project margins.
General and Administrative Expense. General and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits, insurance and risk management, legal, facilities, information technology services and executive functions. General and administrative expenses also include non-cash stock-based compensation expense, outside professional and accounting fees, expenses associated with information technology used in administration of the business, acquisition costs, including those related to acquisition integration, and certain restructuring charges.
Interest Expense, Net. Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs and other interest expense, including interest expense related to financing arrangements. Interest expense is offset, in part, by interest earned on cash and other investments.
Other Income or Expense. Other income or expense consists primarily of gains or losses from sales, or disposals of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals and certain purchase accounting adjustments.
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:

•	revenue and profitability on an overall basis, by reportable segment and for selected projects;

•	revenue by customer and by contract type;

•
costs of revenue, excluding depreciation and amortization; general and administrative expenses; depreciation and amortization; interest expense, net; other income or expense; and provision for income taxes;

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
Management’s analysis includes detailed discussions of proposed investments in new business opportunities or property and equipment, productivity improvement efforts, acquisition integration efforts, strategic arrangement opportunities and working capital and other capital management efforts. Measuring these key performance indicators is an important tool used by management to make informed and timely operational decisions, which we believe can help us improve our performance.
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
We believe that our accounting estimates pertaining to: the recognition of revenue and project profit or loss, which we define as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill, indefinite-lived intangible assets and acquisition-related contingent consideration; income taxes; self-insurance liabilities; and litigation and other contingencies, are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Actual results could, however, vary materially from these accounting estimates. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference, for discussion of our significant accounting policies.
Revenue Recognition
We adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is also referred to as Accounting Standards Codification (“ASC”) Topic 606 (“Topic 606”), under the modified retrospective transition approach effective January 1, 2018, with application to all existing contracts that were not substantially completed as of January 1, 2018. The difference between the recognition criteria under Topic 606 and our previous revenue recognition practices under the previous revenue recognition guidance, ASC Topic 605-35, was recognized through a cumulative effect adjustment of approximately $2 million that was made to the opening balance of retained earnings as of January 1, 2018. Consistent with the modified retrospective transition approach, the comparative 2017 prior period was not adjusted to conform to the current period presentation.

Under Topic 606, revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. The adoption of Topic 606 did not have a material effect on the timing or amount of revenue recognized as compared with our previous revenue recognition practices. We primarily recognize revenue over time utilizing the cost-to-cost measure of progress on contracts for specific projects and for certain master service and other service agreements, consistent with our previous revenue recognition practices.
Contracts. We derive revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using time and materials or a fixed price per unit basis; or (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup.
The cost estimation process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the year ended December 31, 2018, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2017. Revenue recognized for the year ended December 31, 2018 as a result of changes in revenue estimates, including from variable consideration, from performance obligations satisfied, or partially satisfied, in prior periods totaled approximately $39 million.
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. Contract amendments and change orders, which are generally not distinct from the existing contract, are typically accounted for as a modification of the existing contract and performance obligation. The vast majority of our performance obligations are completed within one year.
When more than one contract is entered into with a customer on or close to the same date, management evaluates whether those contracts should be combined and accounted for as a single contract as well as whether those contracts should be accounted for as one, or more than one, performance obligation. This evaluation requires significant judgment and is based on the facts and circumstances of the various contracts.
Variable Consideration. Transaction prices for our contracts may include variable consideration, which comprises items such as change orders, claims and incentives. Management estimates variable consideration for a performance obligation utilizing estimation methods that we believe best predict the amount of consideration to which we will be entitled. Variable consideration is included in the estimated transaction price if it is probable that when the uncertainty associated with the variable consideration is resolved, there will not be a significant reversal of the cumulative amount of revenue that has been recognized. Management’s estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available at the time of the estimate. The effect of variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis, as such variable consideration, which typically pertains to changed conditions and scope, is generally for services encompassed under the existing contract. To the extent unapproved change orders, claims and other variable consideration reflected in transaction prices are not resolved in our favor, or to the extent incentives reflected in transaction prices are not earned, there could be reductions in, or reversals of, previously recognized revenue.
As of December 31, 2018, we included approximately $56 million of change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within costs and earnings in excess of billings or accounts receivable, net of allowance, as appropriate. As of December 31, 2018, these change orders and/or claims were primarily related to certain pipeline construction projects in our Oil and Gas segment. We actively engage with our customers to complete the final approval process, and generally expect these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.
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
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition, or adjust the fair values, of acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. For the year ended December 31, 2018, measurement period adjustments resulted in a net increase of approximately $5 million to goodwill. Other revisions to fair value estimates for acquisitions are reflected as income or expense, as appropriate. For the year ended December 31, 2018, the effect of other fair value adjustments for acquisitions was a net expense of $17.5 million, and related to earn-outs.
Significant changes in the assumptions or estimates used in the underlying valuations, including the expected profitability or cash flows of an acquired business, could materially affect our operating results in the period such changes are recognized.
Goodwill and Indefinite-Lived Intangible Assets
We have goodwill and certain indefinite-lived intangible assets that have been recorded in connection with our acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. We perform our annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, and on a quarterly basis, we monitor these assets for potential indicators of impairment. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. We combine all of the components of our Electrical Transmission operating segment into one reporting unit and combine two of the components within our Power Generation and Industrial operating segment into one reporting unit. All of our other components each comprise one reporting unit.
Following is a summary of goodwill and indefinite-lived intangible assets by segment as of December 31, 2018:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total
Goodwill (in millions)	$467.8	$339.6	$149.9	$143.1	$1,100.4
Percentage of total	42.5%	30.9%	13.6%	13.0%	100.0%
Indefinite-lived intangible assets (in millions)	$—	$42.7	$31.3	$34.5	$108.5
Percentage of total	—%	39.4%	28.8%	31.8%	100.0%
For the year ended December 31, 2018, we performed a qualitative assessment for our goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
Based on the results of the qualitative assessments for the year ended December 31, 2018, we performed quantitative testing for: (i) three reporting units within our Oil and Gas operating segment; (ii) our Electrical Transmission operating segment; and (iii) two reporting units within our Communications segment. We also performed quantitative testing during 2018 for an indefinite-lived pre-qualification intangible asset in our Oil and Gas operating segment and in our Electrical Transmission operating segment. Factors considered by management in determining the reporting units and indefinite-lived pre-qualification intangible assets for which quantitative assessments were performed included the passage of time since the last quantitative assessment, the effects of current or expected changes in market conditions on the future business outlook, success rates on new project awards and levels of operating productivity.
For the reporting units for which quantitative testing was performed, we estimated their fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies. Under the income approach, a discounted cash flow methodology was used, including: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. Significant assumptions used in testing the reporting units included terminal values based on terminal growth rates ranging from 2.4% to 3.5%, 4 to 9 years of discounted cash flows prior to the terminal value, and discount rates ranging from 11.0% to 16.0%. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of our reporting units and within our industry.
Based on the results of the quantitative assessments, the estimated fair value of one of the reporting units within our Oil and Gas operating segment was determined to be less than its carrying value, and a pre-tax, non-cash impairment charge of $47.7 million was recorded for the difference. This reporting unit has $14 million of goodwill remaining as of December 31, 2018. The estimated fair value of a separate reporting unit in our Oil and Gas operating segment, which has goodwill with a carrying value of approximately $15 million as of December 31, 2018, was determined to exceed its carrying value by approximately 5%, and the estimated fair values of the other reporting units for which quantitative testing was performed were determined to substantially exceed their carrying values as of December 31, 2018. A 100 basis point increase in the discount rate would not have resulted in any additional reporting units’ carrying values exceeding their fair values.
For the indefinite-lived pre-qualification intangible assets for which quantitative testing was performed, we estimated the fair values of these intangible assets using a cost methodology, incorporating estimates of the opportunity cost associated with the assets’ loss based on discounted cash flows over a 2 to 4-year period. The impairment tests incorporated estimated discount rates ranging from 13.0% to 14.0%. Based on the results of these assessments, we determined that the estimated fair value of the indefinite-lived pre-qualification asset in our Oil and Gas operating segment, which had a carrying value of $43 million, exceeded its carrying value by approximately 16%. The estimated fair value of the indefinite-lived pre-qualification asset in our Electrical Transmission operating segment was determined to substantially exceed its carrying value as of December 31, 2018.
As of December 31, 2018, we believe that the recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, there can be no assurance that these assets will not be impaired in future periods. Significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in the future, which could materially affect our results of operations.
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies and Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional discussion.

Income Taxes
Our provision for income taxes uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that can affect our annual effective tax rate include our assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. Although we believe our provision for income taxes is correct and the related assumptions are reasonable, the final outcome of tax matters could be materially different from what we currently anticipate, which could result in significant costs or benefits to us. In December 2017, the 2017 Tax Act was enacted, which includes broad tax reform that was applicable to the Company. As a result, our U.S. deferred income tax balances were required to be remeasured as of December 31, 2017, for which we recognized a non-cash tax benefit of $120.1 million in 2017. We recognized a net tax benefit of approximately $16.4 million for the year ended December 31, 2018 related to revisions of this initial estimate, primarily from finalization of our tax return for the year ended December 31, 2017, as well as from certain tax accounting method changes and other adjustments. See Note 12 - Income Taxes in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional discussion.
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
2019 Outlook
We expect market opportunities in the following areas, as more fully described in Item 1. Business above:
Opportunities in our Communications Segment. Significant advances in technology and rapid innovation in service offerings to data consumers continue to increase demand for faster and more reliable wireless and wireline/fiber communications network services. With increased usage of mobile devices and advancements in the “internet of things,” the amount of data affecting network traffic has grown significantly, and is expected to continue to experience dramatic growth. In response to these growing demands, multiple major carriers have continued to expand, densify and optimize current wireless and wireline/fiber communications network capacity, while planning for next generation evolution technology including 5th generation (“5G”) wireless and fixed wireless network capacity, as well as enhanced broadband connection speeds. Multiple carriers tested and launched 5G initiatives in 2018, and nationwide fiber deployment projects are expected to continue to rapidly expand in the coming years. Large scale 5G deployments are expected over the next several years, which will include additional and improved tower capacity, as well as deployment of numerous higher bandwidth small/micro cells and distributed antenna systems to densify network performance. In addition, nationwide fiber projects in conjunction with 5G network deployment, such as Verizon Communications Inc.’s launch of “One Fiber,” expanded in 2018 and are expected to continue to rapidly expand to support network densification, data capacity and speed. These factors are expected to create incremental opportunities for investment in communications infrastructure in addition to the continued expansion and deployment by telephone companies and cable operators of fiber-to-the-home with 1-Gigabit-per-second high-speed internet connectivity. In addition, in 2017, AT&T was selected to build and run FirstNetTM, a dedicated nationwide broadband for first responders, to create a new wireless official public safety network throughout the United States, for which construction and limited operation commenced in 2018, and is expected to create additional demand for our services in 2019 and beyond.
Leveraging our expertise in home installation and our existing network of technicians, we believe that we will also benefit from opportunities driven by customers seeking to expand their service offerings in the areas of home automation, connected home security monitoring and control, home entertainment offerings and commercial energy management solutions.
We believe that we are well positioned as one of the largest providers of communications and install-to-the-home infrastructure services to significantly benefit from the significant and multiple infrastructure opportunities as previously described. These initiatives, as well as recent trends toward streamlining regulatory processes to speed the deployment of 5G technology, are expected to drive communications infrastructure investment as reflected in our record level of Communications segment backlog as of December 31, 2018.
Opportunities in our Oil and Gas Segment. We are one of the leading pipeline contractors in North America, with a balanced portfolio of service offerings, including the construction and maintenance of large diameter (“long-haul”) pipeline, midstream pipeline, gathering lines and related compressor and pumping stations and treatment plants, offering both union and non-union services. Demand for pipeline infrastructure and the related level of oil, natural gas and product pipeline construction activity has grown significantly in recent years as technological advances and increasingly cost-effective production technologies have significantly increased producible North American oil and natural gas reserves. The effect of these advances on oil and gas production activities in North America has also driven changes in the geographic locations of North American energy production. The increase in oil and natural gas production driven by these advances, as well as from robust demand, has led to ‘takeaway’ capacity issues, whereby more pipeline infrastructure is required to move this increased level of production to market. For example, the Permian, Bakken and Marcellus/Utica basins have experienced significant growth in production for which additional takeaway capacity is required. Permian basin activity has grown substantially over the past two years, with predictions in IHS Markit’s June 2018 Market Outlook report that Permian oil production will more than double within five years. Additionally, industry reporting indicates that the abundance of low-cost North American natural gas will continue to drive growth of natural gas as a source of lower-carbon power generation, both in the U.S. and abroad. In 2018, the DOE predicted that the U.S., which is already a net exporter of natural gas, will become a net exporter of energy, including oil and natural gas, by the early 2020s. In addition, demand for liquified natural gas (“LNG”) exports has risen dramatically in recent years, driven in part by the easing of certain export regulations, which is expected to drive construction of pipeline infrastructure for the transport of LNG to coastal export facilities in North America.
These trends are expected to continue to drive demand for U.S. oil and gas production, creating expanded opportunities for new pipeline infrastructure throughout North America. Significant investment in pipeline infrastructure will be required to move the increased volumes of oil and gas production to refining centers, distribution hubs, LNG export facilities and industrial users throughout North America, as well as to meet demand resulting from the desire to convert the transportation of oil and gas from traditional methods, such as truck and rail transport, to lower cost and safer pipeline infrastructure. We anticipate that demand for pipeline infrastructure in North America will provide significant opportunities for years to come, and that our diverse capabilities and expertise will enable us to continue to be a leading service provider in this market. We also believe that future opportunities exist for upgrades to existing pipeline infrastructure, including pipeline integrity and maintenance upgrades, modernization efforts, including digitization and other technology upgrades and upgrades to address safety regulations.
We believe that the above mentioned trends will support continued expanded levels of project activity, and that we are well positioned to benefit from these trends.
Opportunities in our Electrical Transmission Segment. We believe that the nation’s aging electrical grid will continue to require significant ongoing maintenance, upgrade and expansion to continue delivery of reliable and affordable power, as well as to address future reliability needs. Additional investment in electrical infrastructure will be required to address power line congestion and to avoid delivery failure during peak periods, as well as to modernize the grid and strengthen aging infrastructure to withstand weather events, natural disasters and cyber threats. In addition, older power plants, including coal-fired and nuclear plants, continue to be retired, requiring replacement infrastructure. Regional shifts in population and industry could also create incremental demand for transmission and distribution construction and upgrades.
Future demand for electrical transmission and distribution infrastructure is also expected to result from technological innovations, deployment of digital capabilities, expected growth in usage of electric/hybrid vehicles, and the continued development of electrical power generation from renewable power sources, among others. The expected growth in demand for, and deployment of, electrical power generation from renewable energy sources will require significant investment in transmission lines, as wind and solar power generation resources are typically located in remote areas of the country, far from industrial users and major population centers. Electrical grid upgrades and expansions in Canada and Mexico may also create opportunities for electrical transmission and distribution infrastructure services. We believe significant capital investment in the transmission and distribution system will continue to be required to support these needs. We have proven expertise in handling complex and high voltage electrical transmission projects and believe that we are well positioned for these opportunities.
Opportunities in our Power Generation and Industrial Segment. Growing interest in climate change initiatives and the desire to reduce greenhouse gas emissions, together with growing corporate initiatives and certain regulatory and other policy initiatives at the federal, state and municipal levels, have spurred demand for energy production from sustainable, “green” power sources, including environmentally sensitive electrical power production from renewable sources such as wind, solar and biomass. Currently, almost 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards (“RPS”) or renewable energy goals. These trends, coupled with advancing technologies and improvements in the cost performance and scalability of wind and solar power projects, are expected to continue to drive demand for construction of renewable resources throughout North America in the coming years.
In addition to expected growth in demand for construction of new wind power installations, additional opportunities in wind infrastructure are being driven by recent trends toward replacement of existing wind turbines with next generation, higher efficiency turbines, as well as from maintenance of aging wind farms, including the repowering of wind turbines and foundations, which enables existing wind farms to produce more electricity at a lower cost. In addition, industrial plant construction opportunities exist in a wide variety of industries, including in the renewable energy industry. The low price and environmental advantage of clean burning natural gas is expected to continue to drive demand for the conversion of coal-fired power plants and the construction of new gas-fired power plants. Additionally, a wide variety of industries may seek to expand, convert or construct new plants to take advantage of this economical, cleaner, lower cost and lower carbon fuel source. Industrial facilities and power plants in the biofuels/biomass, food processing, natural gas, petroleum and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.
We are one of the leading renewables contractors in North America, with expertise in wind, solar and biomass, as well as industrial and other power plant construction, and expect to benefit from these market trends.
Our 2019 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Form 10-K.

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

	For the Years Ended December 31,
	2018		2017		2016
Revenue	$6,909.4	100.0%	$6,607.0	100.0%	$5,134.7	100.0%
Costs of revenue, excluding depreciation and amortization	5,939.3	86.0%	5,745.3	87.0%	4,442.1	86.5%
Depreciation and amortization	212.9	3.1%	188.0	2.8%	164.9	3.2%
Goodwill impairment	47.7	0.7%	—	—%	—	—%
General and administrative expenses	287.3	4.2%	275.1	4.2%	261.4	5.1%
Interest expense, net	82.6	1.2%	61.0	0.9%	50.7	1.0%
Equity in earnings of unconsolidated affiliates	(23.9)	(0.3)%	(21.3)	(0.3)%	(3.5)	(0.1)%
Other income, net	(1.8)	(0.0)%	(13.0)	(0.2)%	(6.8)	(0.1)%
Income before income taxes	$365.3	5.3%	$371.8	5.6%	$225.8	4.4%
Provision for income taxes	(106.1)	(1.5)%	(22.9)	(0.3)%	(91.8)	(1.8)%
Net income	$259.2	3.8%	$348.9	5.3%	$134.0	2.6%
Net (loss) income attributable to non-controlling interests	(0.4)	(0.0)%	1.7	0.0%	2.8	0.0%
Net income attributable to MasTec, Inc.	$259.7	3.8%	$347.2	5.3%	$131.3	2.6%

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

	For the Years Ended December 31,
	Revenue			EBITDA and EBITDA Margin
Reportable Segment:	2018	2017	2016	2018		2017		2016
Communications	$2,556.8	$2,424.4	$2,323.6	$290.4	11.4%	$247.4	10.2%	$244.6	10.5%
Oil and Gas	3,288.7	3,497.2	2,024.4	451.6	13.7%	402.2	11.5%	297.3	14.7%
Electrical Transmission	397.3	378.2	383.8	10.5	2.6%	17.6	4.7%	(42.9)	(11.2)%
Power Generation and Industrial	665.0	299.9	405.7	40.4	6.1%	22.6	7.5%	18.3	4.5%
Other	3.5	20.8	15.9	24.4	689.3%	19.8	95.0%	(2.6)	(16.3)%
Eliminations	(1.9)	(13.5)	(18.7)	—	—	—	—	—	—
Corporate	—	—	—	(156.4)	NA	(88.7)	NA	(73.1)	NA
Consolidated Results	$6,909.4	$6,607.0	$5,134.7	$660.8	9.6%	$620.9	9.4%	$441.5	8.6%
Comparison of Years Ended December 31, 2018 and 2017
Revenue. For the year ended December 31, 2018, consolidated revenue totaled $6,909 million as compared with $6,607 million in 2017, an increase of $302 million, or 5% as compared with 2017. Revenue increases in our Power Generation and Industrial segment of $365 million, or 122%, in our Communications segment of $132 million, or 5%, and in our Electrical Transmission segment of $19 million, or 5%, were partially offset by a decrease in revenue in our Oil and Gas segment of $209 million, or 6%, and in our Other segment of $17 million, or 83%. Acquisitions contributed $154 million in revenue for the year ended December 31, 2018 and organic revenue increased by approximately $148 million, or 2%, as compared with 2017.
Communications Segment. Communications revenue was $2,557 million in 2018, as compared with $2,424 million in 2017, an increase of $132 million, or 5%. Organic revenue increased by approximately $93 million, or 4%, as compared with 2017, and acquisitions contributed $39 million of revenue for the year ended December 31, 2018. The increase in organic revenue was primarily driven by higher levels of wireline/fiber and wireless revenue, as well as from storm restoration services, partially offset by a decrease in install-to-the-home revenue.
Oil and Gas Segment. Oil and Gas revenue was $3,289 million in 2018, as compared with $3,497 million in 2017, a decrease in revenue of approximately $209 million, or 6%, due primarily to timing, including from regulatory and hurricane flooding related disruptions, of large long-haul pipeline construction project activity.

Electrical Transmission Segment. Electrical Transmission revenue was $397 million in 2018, as compared with $378 million in 2017, an increase of $19 million, or 5%, due primarily to project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $665 million in 2018, as compared with $300 million in 2017, an increase of $365 million, or 122%. Organic revenue increased by approximately $250 million, or 83%, as compared with 2017, and acquisitions contributed $115 million of revenue for the year ended December 31, 2018. The increase in organic revenue was driven primarily by higher levels of renewable power project activity, including wind and biomass facility construction.
Other Segment. Other segment revenue decreased by $17 million in 2018 as compared with 2017 due primarily to a decrease in our international oil and gas operations.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $194 million, or 3%, to $5,939 million in 2018 from $5,745 million in 2017. Higher levels of revenue contributed an increase of $263 million in costs of revenue, excluding depreciation and amortization, offset, in part, by a decrease of approximately $69 million from improved productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 100 basis points, from 87.0% of revenue in 2017 to 86.0% of revenue in 2018. The basis point decrease was primarily driven by improved project efficiencies, closeouts and mix in our Oil and Gas segment, and from improved production efficiencies and mix in our Communications segment, including from storm restoration services. These improvements were offset, in part, by the effects of reduced project efficiencies and mix in our Power Generation and Industrial and Electrical Transmission segments. In addition, costs of revenue, excluding depreciation and amortization for the year ended December 31, 2018 included approximately $1 million of gains on a proportionately consolidated non-controlled Canadian joint venture in our Other segment, which is managed by a third party, and for which we have minimal direct construction involvement, as compared with losses of approximately $8 million for the year ended December 31, 2017.
Depreciation and amortization. Depreciation and amortization was $213 million, or 3.1% of revenue in 2018, as compared with $188 million, or 2.8% of revenue in 2017, an increase of $25 million, or 13%. Acquisitions contributed $8 million of depreciation and amortization for the year ended December 31, 2018. As a percentage of revenue, depreciation and amortization increased by approximately 20 basis points due to acquisition activity as well as equipment purchases in support of growth in our businesses.
Goodwill impairment. We incurred $48 million of goodwill impairment in 2018 related to a reporting unit in our Oil and Gas segment. For additional details, see Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference.
General and administrative expenses. General and administrative expenses were $287 million, or 4.2% of revenue in 2018, as compared with $275 million, or 4.2% of revenue in 2017, an increase of $12 million, or 4%. Acquisitions contributed approximately $12 million of general and administrative expenses for the year ended December 31, 2018. Excluding the effects of acquisitions, administrative expenses for the year ended December 31, 2018 were generally flat, as increased administrative costs to support growth in our businesses were offset by timing of legal matters and other settlements.
Interest expense, net. Interest expense, net of interest income, was $83 million, or 1.2% of revenue in 2018, as compared with $61 million, or 0.9% of revenue in 2017. The increase in interest expense related primarily to credit facility activity, reflecting a combination of higher average balances and higher weighted average interest rates, as well as an increase in discount charges on financing arrangements for the year ended December 31, 2018 as compared with 2017. The increase in the average balance on our senior secured credit facility (the “Credit Facility”) resulted from higher working capital requirements and share repurchase activity for the year ended December 31, 2018 as compared with 2017.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the years ended December 31, 2018 and 2017, equity in earnings from unconsolidated affiliates totaled $24 million and $21 million, respectively, and related primarily to our investments in the Waha JVs, which commenced commercial pipeline operations in the first half of 2017.
Other income, net. Other income, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. Other income, net, was $2 million in 2018, as compared with $13 million in 2017. For the year ended December 31, 2018, other income, net, included $17 million of gains on sales of equipment, net, offset by approximately $18 million of expense from changes to estimated earn-out accruals and $1 million of income, net, related to expected recoveries on certain matters. For the year ended December 31, 2017, other income, net, included approximately $12 million of income from changes to estimated earn-out accruals and gains on sales of equipment, net, of approximately $7 million, partially offset by $6 million of expense related to changes in expected recovery amounts for certain investments.
Provision for income taxes. Income tax expense was $106 million in 2018, as compared with $23 million in 2017. The increase in income tax expense was due primarily to a higher effective tax rate, which increased to 29.0% for the year ended December 31, 2018 from 6.2% in 2017. Income tax expense in 2017 included a tax benefit of approximately $120 million as a result of the 2017 Tax Act, which was effective as of January 1, 2018, as compared with a net tax benefit of approximately $13 million for the year ended December 31, 2018, primarily related to the 2017 Tax Act. The net tax benefit in 2018 was primarily related to the 2017 Tax Act, due to finalization of our 2017 tax return, certain tax accounting method changes and other adjustments to the initial remeasurement of our deferred tax balances as of December 31, 2017. Income tax expense for the year ended December 31, 2018 also included approximately $2 million of excess tax benefits, net, from the vesting of share-based awards, as compared with $5 million, net, in 2017.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $290 million, or 11.4% of revenue in 2018, as compared with $247 million, or 10.2% of revenue in 2017, an increase of $43 million, or 17%. As a percentage of revenue, EBITDA increased by approximately 120 basis points, or $29 million, primarily due to production efficiencies and mix, including from storm restoration services, as well as improved overhead utilization from higher levels of revenue, partially offset by costs incurred to support future growth. Higher levels of revenue contributed a $14 million increase in EBITDA as compared with the prior year.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $452 million, or 13.7% of revenue in 2018, as compared with $402 million, or 11.5% of revenue in 2017, an increase of approximately $49 million, or 12%. As a percentage of revenue, segment EBITDA increased by approximately 220 basis points, or approximately $73 million, as compared with the prior year, due primarily to improved project efficiencies, closeouts and mix. The increase in EBITDA from improved productivity was offset, in part, by a decrease of $24 million from lower levels of revenue.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $10 million, or 2.6% of revenue in 2018, as compared with $18 million, or 4.7% of revenue in 2017, a decrease in EBITDA of approximately $7 million, or 40%. As a percentage of revenue, segment EBITDA decreased by approximately 200 basis points, or $8 million, as compared with the prior year, due primarily to a combination of reduced project efficiencies and mix.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $40 million, or 6.1% of revenue, in 2018, as compared with $23 million, or 7.5% of revenue in 2017, an increase in EBITDA of approximately $18 million, or 79%. Higher revenue contributed an increase in EBITDA of $28 million as compared with the prior year. As a percentage of revenue, segment EBITDA decreased by approximately 150 basis points, or $10 million, due primarily to a combination of reduced project efficiencies and mix.
Other Segment. EBITDA from Other businesses was $24 million in 2018, as compared with EBITDA of $20 million in 2017, an increase of approximately $5 million, or 24%. Other segment EBITDA for the years ended December 31, 2018 and 2017 included $24 million and $21 million, respectively, of equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs, and approximately $1 million of gains and $8 million of losses, respectively, on a proportionately consolidated non-controlled Canadian joint venture, more fully described above in “Costs of revenue, excluding depreciation and amortization.” The remaining change in Other segment EBITDA was primarily attributable to a decrease in EBITDA from our international oil and gas operations.
Corporate. Corporate EBITDA was negative $156 million in 2018, as compared with EBITDA of negative $89 million in 2017, for a decrease in EBITDA of approximately $68 million. Corporate EBITDA for the year ended December 31, 2018 included $48 million of goodwill impairment. See Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference, for details regarding the 2018 goodwill impairment. In addition, Corporate EBITDA in 2018 included approximately $18 million of expense related to changes in estimated earn-out accruals, as compared with $12 million of income in 2017. Corporate EBITDA in 2018 also included $1 million of income, net, related to expected recoveries on certain matters, as compared with $6 million of expense in 2017. Excluding the effects of these items, other corporate expenses for the year ended December 31, 2018 decreased by approximately $5 million as compared with the prior year. Increased administrative costs to support growth in our businesses were offset by timing of legal matters and other settlements.
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
Communications Segment. Communications revenue was $2,424 million in 2017, as compared with $2,324 million in 2016, an increase of approximately $101 million, or 4%. Acquisitions contributed approximately $110 million of revenue, which was offset by a decrease in organic revenue of $9 million, or 0.4%. The decrease in organic revenue was primarily driven by lower levels of install-to-the-home revenue, partially offset by an increase in wireless and wireline revenue.
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
Other income, net. Other income, net, was $13 million in 2017, as compared with $7 million in 2016. Other income, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals, certain purchase accounting adjustments, and restructuring charges related to losses on disposal of excess fixed assets. Gains on sales of equipment totaled approximately $7 million in 2017 as compared with $1 million in 2016. For the year ended December 31, 2017, other income, net, included $6 million of expense related to reduced recovery expectations on a long-term note receivable due to recent bankruptcy proceedings for a former customer, as well as changes in expected recovery amounts for an investment that is in the final stages of liquidation, offset by $12 million of income from changes to estimated earn-out accruals. Other income, net, in 2016 included approximately $10 million of income related to a settlement in connection with a previously acquired business, $3 million of restructuring charges related to estimated losses on the planned disposal of fixed assets held-for-sale and $3 million of expense from changes to estimated earn-out accruals.
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
Analysis of EBITDA by segment
Communications Segment. EBITDA for our Communications segment was $247 million, or 10.2% of revenue in 2017, compared to $245 million or 10.5% of revenue in 2016, an increase of $3 million, or 1%. Higher revenue contributed an increase of $11 million in EBITDA, offset, in part, by a decrease in EBITDA as a percentage of revenue of approximately 30 basis points, or approximately $8 million. This decrease was primarily due to the non-recurrence of a 2016 gain from a settlement in connection with a previously acquired business and certain expense reduction efforts in 2017, partially offset by production efficiencies and mix.
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
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods: non-cash stock-based compensation expense; goodwill impairment; project results from a proportionately consolidated non-controlled Canadian joint venture that was underway when we acquired Pacer in 2014, and whose sole activity involves the construction of a bridge, a business in which we do not otherwise engage, is managed by a third party, and for which we have minimal direct construction involvement and automatically terminates upon completion of the project; certain restructuring charges; charges or recoveries from multi-employer pension plan withdrawals; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, the tax effects of the adjusted items, including non-cash stock based compensation expense, and the effects of changes in statutory tax rates, including the effects of the 2017 Tax Act. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry, and for non-cash stock-based compensation expense, can also be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted. Additionally, these measures provide a baseline for analyzing trends in our underlying business.
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

	For the Years Ended December 31,
EBITDA Reconciliation:	2018		2017		2016
Net income	$259.2	3.8%	$348.9	5.3%	$134.0	2.6%
Interest expense, net	82.6	1.2%	61.0	0.9%	50.7	1.0%
Provision for income taxes	106.1	1.5%	22.9	0.3%	91.8	1.8%
Depreciation and amortization	212.9	3.1%	188.0	2.8%	164.9	3.2%
EBITDA	$660.8	9.6%	$620.9	9.4%	$441.5	8.6%
Non-cash stock-based compensation expense	13.5	0.2%	15.7	0.2%	15.1	0.3%
Goodwill impairment	47.7	0.7%	—	—%	—	—%
Project results from non-controlled joint venture	(1.0)	(0.0)%	7.9	0.1%	5.1	0.1%
Restructuring charges	—	—%	0.6	0.0%	15.2	0.3%
Charges (recoveries) from multi-employer pension plan withdrawals	—	—%	0.7	0.0%	—	—%
Adjusted EBITDA	$721.0	10.4%	$645.6	9.8%	$476.9	9.3%

A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment for the years indicated is as follows:

	For the Years Ended December 31,
	2018		2017		2016
EBITDA	$660.8	9.6%	$620.9	9.4%	$441.5	8.6%
Non-cash stock-based compensation expense	13.5	0.2%	15.7	0.2%	15.1	0.3%
Goodwill impairment	47.7	0.7%	—	—%	—	—%
Project results from non-controlled joint venture	(1.0)	(0.0)%	7.9	0.1%	5.1	0.1%
Restructuring charges	—	—%	0.6	0.0%	15.2	0.3%
Charges (recoveries) from multi-employer pension plan withdrawals	—	—%	0.7	0.0%	—	—%
Adjusted EBITDA	$721.0	10.4%	$645.6	9.8%	$476.9	9.3%
Reportable Segment:
Communications	$290.4	11.4%	$247.9	10.2%	$245.2	10.6%
Oil and Gas	451.6	13.7%	402.2	11.5%	303.6	15.0%
Electrical Transmission	10.5	2.6%	18.2	4.8%	(34.0)	(8.9)%
Power Generation and Industrial	40.4	6.1%	22.6	7.5%	18.3	4.5%
Other	23.4	661.5%	27.6	132.8%	2.6	16.1%
Corporate	(95.3)	NA	(72.9)	NA	(58.8)	NA
Adjusted EBITDA	$721.0	10.4%	$645.6	9.8%	$476.9	9.3%
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The table below, which may contain slight summation differences due to rounding, reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Years Ended December 31,
	2018		2017		2016
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$259.2	$3.26	$348.9	$4.22	$134.0	$1.61
Adjustments:
Non-cash stock-based compensation expense	13.5	0.17	15.7	0.19	15.1	0.19
Goodwill impairment	47.7	0.60	—	—	—	—
Project results from non-controlled joint venture	(1.0)	(0.01)	7.9	0.10	5.1	0.06
Restructuring charges	—	—	0.6	0.01	15.2	0.19
Charges (recoveries) from multi-employer pension plan withdrawals	—	—	0.7	0.01	—	—
Total adjustments, pre-tax	$60.2	$0.75	$24.8	$0.30	$35.4	$0.44
Income tax effect of adjustments (a)	(6.0)	(0.08)	(11.6)	(0.14)	(11.7)	(0.14)
Statutory tax rate effects	(12.8)	(0.16)	(120.1)	(1.46)	—	—
Adjusted non-U.S. GAAP measure	$300.6	$3.77	$241.9	$2.92	$157.7	$1.90

(a)
Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including net tax benefits of $1.6 million and $5.4 million for the years ended December 31, 2018 and 2017, respectively, from the vesting of share-based awards. Tax effects are determined based on the tax treatment of the related items, the incremental statutory tax rate of the jurisdictions pertaining to each adjustment, and taking into consideration their effect on pre-tax income. For the years ended December 31, 2018, 2017 and 2016, our consolidated effective tax rates, as reported, were 29.0%, 6.2% and 40.6%, respectively, and as adjusted, were 29.3%, 39.0%, and 39.6%, respectively.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, earn-out obligations, equity investment funding requirements, debt service and income taxes. We also evaluate opportunities for strategic acquisitions and investments from time to time, and we may consider opportunities to borrow additional funds, or to repurchase, refinance or retire outstanding debt or repurchase additional shares of our outstanding common stock in the future under share repurchase authorizations, any of which may require our use of cash.
Capital Expenditures. For the year ended December 31, 2018, we spent approximately $180 million on capital expenditures, or $141 million net of asset disposals, and incurred approximately $80 million of equipment purchases under capital lease and other financing arrangements. We estimate that we will spend approximately $100 million to $110 million on capital expenditures, or approximately $75 million to $85 million, net of asset disposals in 2019, and expect to incur approximately $150 million to $160 million of equipment purchases under capital lease or other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the year ended December 31, 2018, we used $7 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future earn-out obligations as of December 31, 2018 was approximately $118 million. Of this amount, $30 million represents the liability for earn-out obligations that have been earned. The remainder is management’s estimate of potential earn-out obligations that are contingent upon future performance. Potential future earn-out obligations for acquisitions are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. During the years ended December 31, 2018, 2017 and 2016, we made payments of $23 million, $19 million and $20 million, respectively, related to earn-out obligations.
Income Taxes. Tax refunds, net of tax payments, were approximately $22 million for the year ended December 31, 2018, and for the years ended December 31, 2017 and 2016, tax payments, net of tax refunds were approximately $79 million and $59 million, respectively. Our tax payments vary with changes in taxable income and earnings, and for the year ended December 31, 2018, decreased due to the effects of the 2017 Tax Act, which reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Our tax payments for the year ended December 31, 2018 also benefited from the application of certain tax accounting methods and the utilization of tax credits, as well as the tax effect of an increase in tax depreciation under the new tax provisions of the 2017 Tax Act.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of December 31, 2018, we expect that substantially all of our costs and earnings in excess of billings (“CIEB”) will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, CIEB and retainage, net of allowance, increased to $1.9 billion as of December 31, 2018 from $1.6 billion as of December 31, 2017, due primarily to higher levels of fourth quarter revenue and project activity in 2018 as compared with 2017.
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
Sources and Uses of Cash
As of December 31, 2018, we had $885 million in working capital, defined as current assets less current liabilities, as compared with $889 million as of December 31, 2017, a decrease of approximately $3 million. Cash and cash equivalents totaled $27 million and $40 million as of December 31, 2018 and 2017, respectively.

Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$530.0	$144.1	$205.6
Net cash used in investing activities	$(181.8)	$(272.7)	$(141.0)
Net cash (used in) provided by financing activities	$(361.1)	$130.3	$(29.5)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, net, prepaid expenses and other current assets, accounts payable, accrued expenses and billings in excess of costs and earnings (“BIEC”), all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the year ended December 31, 2018 was $530 million as compared with $144 million in 2017, an increase of $386 million, primarily due to the positive effect of working capital-related changes in assets and liabilities, net.
Our days sales outstanding (“DSO”), net of BIEC, was 81 as of both December 31, 2018 and 2017. DSO, net of BIEC, is calculated as accounts receivable, net, less BIEC, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to timing of collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix, and the effect of working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by $91 million to $182 million in 2018 from $273 million in 2017. We spent $180 million on capital expenditures, or $141 million, net of asset disposals, for the year ended December 31, 2018, as compared with capital expenditures of $123 million, or $103 million, net of asset disposals, in 2017, for an increase in cash used in investing activities of $38 million, primarily to support growth in our businesses. Cash paid for acquisitions, net, decreased by $109 million for the year ended December 31, 2018 from $116 million in 2017, during which we acquired three businesses. Payments for other investments totaled $39 million for the year ended December 31, 2018, of which approximately $28 million related to our equity investment in the Waha JVs and $10 million related to an equity investment in a telecommunications entity. In 2017, payments for other investments related primarily to our equity investment in the Waha JVs and totaled $77 million, for a decrease in cash used in investing activities of $38 million. Proceeds from other investments, which related primarily to recoveries from an investment that is in the final stages of liquidation and is being managed by a receiver, decreased by $18 million in 2018 as compared with 2017.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2018 was $361 million, as compared with $130 million of net cash provided by financing activities in the prior year, for an increase in cash used in financing activities of approximately $491 million. Credit facility-related activity, net, for the year ended December 31, 2018, totaled $59 million of borrowings, net of repayments as compared with $242 million in 2017, for a decrease in cash provided by financing activities from credit facility-related activities, net, of approximately $183 million. For the year ended December 31, 2018, we repurchased 7.2 million shares of our common stock for $319 million, of which $5 million was settled in January 2019, whereas in 2017, repurchases totaled $2 million. As of December 31, 2018, we had approximately $130 million available for share repurchases under existing share repurchase authorizations. Payments of acquisition-related contingent consideration included within financing activities totaled $16 million in 2018 as compared with $7 million in 2017. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $23 million in 2018 and $19 million and 2017. In addition, in 2017, we paid $23 million to holders of our non-controlling interests, primarily as consideration to acquire the remaining interests of one of these entities.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of December 31, 2018.

Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2018 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Senior secured credit facility	$833.8	$20.0	$40.0	$773.8	$—
4.875% Senior Notes	400.0	—	—	400.0	—
Capital leases	183.2	63.1	99.6	20.5	—
Operating leases	239.5	86.4	97.5	33.8	21.8
Earn-out obligations (a)	29.6	29.6	—	—	—
Interest (b)	204.4	59.7	113.9	30.8	—
Total	$1,890.5	$258.8	$351.0	$1,258.9	$21.8

(a)
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made either in cash or in MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these earn-out payments, we have only included earn-out obligations that we expect will be paid in cash and have been earned as of December 31, 2018.

(b)
Represents expected future interest payments on debt and capital lease obligations outstanding as of December 31, 2018, and does not include potential letter of credit or commitment fees associated with our senior secured credit facility. With the exception of our credit facilities, including our term loan, all of our debt instruments are fixed rate interest obligations.

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
Interest Rate Risk
As of December 31, 2018, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of December 31, 2018, we had $457 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 4.23% and a term loan with a balance of $377 million with an interest rate of 4.27%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $10 million for the year ended December 31, 2018.
As of December 31, 2018, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $183 million of capital lease obligations, which accrued interest at a weighted average interest rate of approximately 3.9%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

Foreign Currency Risk
Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 2% of our total revenue for the year ended December 31, 2018. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations in 2018. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the year ended December 31, 2018, foreign currency translation losses totaled approximately $3 million and related primarily to our Canadian operations.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of December 31, 2018. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MasTec, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Miami, Florida

February 28, 2019

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Revenue	$6,909,417	$6,606,978	$5,134,703
Costs of revenue, excluding depreciation and amortization	5,939,308	5,745,307	4,442,125
Depreciation and amortization	212,930	188,049	164,915
Goodwill impairment	47,662	—	—
General and administrative expenses	287,278	275,103	261,433
Interest expense, net	82,571	61,011	50,734
Equity in earnings of unconsolidated affiliates	(23,855)	(21,328)	(3,528)
Other income, net	(1,780)	(12,990)	(6,795)
Income before income taxes	$365,303	$371,826	$225,819
Provision for income taxes	(106,072)	(22,942)	(91,784)
Net income	$259,231	$348,884	$134,035
Net (loss) income attributable to non-controlling interests	(428)	1,671	2,772
Net income attributable to MasTec, Inc.	$259,659	$347,213	$131,263

Earnings per share (Note 2):
Basic earnings per share	$3.30	$4.29	$1.63
Basic weighted average common shares outstanding	78,695	80,903	80,372

Diluted earnings per share	$3.26	$4.22	$1.61
Diluted weighted average common shares outstanding	79,772	82,325	81,394

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$259,231	$348,884	$134,035
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(2,645)	1,627	2,585
Unrealized gains on equity investee activity, net of tax	5,863	475	3,952
Comprehensive income	$262,449	$350,986	$140,572
Comprehensive (loss) income attributable to non-controlling interests	(428)	1,671	2,772
Comprehensive income attributable to MasTec, Inc.	$262,877	$349,315	$137,800

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$27,422	$40,326
Accounts receivable, net (Note 5)	1,923,970	1,598,015
Inventories, net	113,709	76,992
Prepaid expenses	56,558	101,270
Other current assets	47,330	35,763
Total current assets	$2,168,989	$1,852,366
Property and equipment, net	747,808	706,506
Goodwill, net	1,100,350	1,137,738
Other intangible assets, net	169,370	191,142
Other long-term assets	253,436	178,824
Total assets	$4,439,953	$4,066,576
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$82,655	$87,866
Accounts payable	669,712	377,954
Accrued salaries and wages	90,218	89,087
Other accrued expenses	133,033	148,971
Billings in excess of costs and earnings	227,056	194,494
Other current liabilities	80,937	65,455
Total current liabilities	$1,283,611	$963,827
Long-term debt	1,324,223	1,280,706
Deferred income taxes	263,687	204,518
Other long-term liabilities	176,408	184,172
Total liabilities	$3,047,929	$2,633,223
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 91,327,009 and 90,935,584 (including 1,251,533 and 1,421,041 of unvested stock awards) as of December 31, 2018 and December 31, 2017, respectively	9,133	9,094
Capital surplus	789,009	775,387
Retained earnings	1,118,375	857,154
Accumulated other comprehensive loss	(60,494)	(63,712)
Treasury stock, at cost: 15,329,817 shares and 8,132,811 shares as of December 31, 2018 and 2017, respectively	(466,125)	(147,124)
Total MasTec, Inc. shareholders’ equity	$1,389,898	$1,430,799
Non-controlling interests	$2,126	$2,554
Total equity	$1,392,024	$1,433,353
Total liabilities and equity	$4,439,953	$4,066,576

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	88,197,474	$8,820	(8,094,004)	$(145,573)	$769,996	$378,678	$(72,351)	$939,570	$3,821	$943,391
Net income						131,263		131,263	2,772	134,035
Other comprehensive income							6,537	6,537		6,537
Non-cash stock-based compensation					15,072			15,072		15,072
Income tax effect from stock-based compensation					(107)			(107)		(107)
Exercise of stock options	202,700	20			2,033			2,053		2,053
Issuance of restricted shares	2,115,672	212			(212)			—		—
Other stock issuances, net of shares withheld for taxes	118,925	11			2,132			2,143		2,143
Other activity, net								—	510	510
Balance as of December 31, 2016	90,634,771	$9,063	(8,094,004)	$(145,573)	$788,914	$509,941	$(65,814)	$1,096,531	$7,103	$1,103,634
Net income						347,213		347,213	1,671	348,884
Other comprehensive income							2,102	2,102		2,102
Non-cash stock-based compensation					15,656			15,656		15,656
Issuance of restricted shares	393,570	39			(39)			—		—
Shares withheld for taxes, net of other share activity	(92,757)	(8)			(3,077)			(3,085)		(3,085)
Acquisition of treasury stock, at cost			(38,807)	(1,551)				(1,551)		(1,551)
Distributions to non-controlling interests								—	(1,280)	(1,280)
Purchase of non-controlling interests					(26,067)			(26,067)	(4,940)	(31,007)
Balance as of December 31, 2017	90,935,584	$9,094	(8,132,811)	$(147,124)	$775,387	$857,154	$(63,712)	$1,430,799	$2,554	$1,433,353
Cumulative effect of adoption, revenue recognition (Topic 606)						1,562		1,562		1,562
Net income (loss)						259,659		259,659	(428)	259,231
Other comprehensive income							3,218	3,218		3,218
Non-cash stock-based compensation					13,527			13,527		13,527
Issuance of restricted shares	385,392	39			(39)			—		—
Other stock issuances, net of shares withheld for taxes	6,033	0			134			134		134
Acquisition of treasury stock, at cost			(7,197,006)	(319,001)				(319,001)		(319,001)
Balance as of December 31, 2018	91,327,009	$9,133	(15,329,817)	$(466,125)	$789,009	$1,118,375	$(60,494)	$1,389,898	$2,126	$1,392,024

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$259,231	$348,884	$134,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,930	188,049	164,915
Goodwill impairment	47,662	—	—
Non-cash interest expense, net	2,584	3,100	2,994
Non-cash stock-based compensation expense	13,527	15,656	15,072
Provision for (benefit from) deferred income taxes	56,209	18,277	(3,935)
Equity in earnings of unconsolidated affiliates	(23,855)	(21,328)	(3,528)
(Gains) losses on sales of assets, net, including fixed assets held-for-sale	(16,052)	(5,935)	1,957
Other non-cash items, net	8,910	7,222	4,700
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(335,201)	(417,491)	(246,419)
Inventories	(29,366)	36,187	(22,232)
Other assets, current and long-term portion	28,709	(117,091)	44,650
Accounts payable and accrued expenses	251,735	43,883	70,147
Billings in excess of costs and earnings	28,411	46,075	12,131
Other liabilities, current and long-term portion	24,522	(1,392)	31,106
Net cash provided by operating activities	$529,956	$144,096	$205,593
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(6,684)	(115,995)	(4,102)
Capital expenditures	(180,420)	(123,412)	(117,114)
Proceeds from sale of property and equipment	39,359	19,963	11,239
Payments for other investments	(39,469)	(77,105)	(32,169)
Proceeds from other investments	5,415	23,801	1,125
Net cash used in investing activities	$(181,799)	$(272,748)	$(141,021)
Cash flows from financing activities:
Proceeds from credit facilities	3,418,232	2,699,047	1,681,424
Repayments of credit facilities	(3,359,521)	(2,457,293)	(1,627,129)
Repayments of other borrowings, net	(17,427)	(3,350)	(10,694)
Payments of capital lease obligations	(72,167)	(67,740)	(57,980)
Payments of acquisition-related contingent consideration	(15,929)	(6,676)	(19,822)
Payments to non-controlling interests, including acquisition of interests and distributions	(559)	(22,728)	—
Proceeds from (payments for) stock-based awards, net	226	(3,085)	4,200
Repurchases of common stock	(313,949)	(1,552)	—
Other financing activities, net	—	(6,301)	515
Net cash (used in) provided by financing activities	$(361,094)	$130,322	$(29,486)
Effect of currency translation on cash	33	(111)	(1,303)
Net (decrease) increase in cash and cash equivalents	(12,904)	1,559	33,783
Cash and cash equivalents - beginning of period	40,326	38,767	4,984
Cash and cash equivalents - end of period	$27,422	$40,326	$38,767

Supplemental cash flow information:
Interest paid	$81,230	$59,157	$47,698
Income tax (refunds) payments, net	$(21,450)	$78,653	$59,342
Supplemental disclosure of non-cash information:
Additions to acquisition-related contingent consideration	$6,461	$102,534	$—
Equipment acquired under capital lease and financing arrangements	$75,545	$150,055	$25,092
Accrued capital expenditures	$3,987	$4,716	$1,582

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation, including renewables; heavy civil; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial; and (5) Other.
Principles of Consolidation
The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that MasTec consolidates are reported as non-controlling interests within equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company’s investments in entities for which the Company does not have a controlling interest, but for which it has the ability to exert significant influence, are accounted for using either the equity method of accounting or under the fair value option. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but the Company does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity. When necessary, certain prior year amounts have been reclassified to conform with the current period presentation.
Translation of Foreign Currencies
The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses included within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use their local currency as their functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in other income or expense, net. In these consolidated financial statements, “$” means U.S. dollars unless otherwise noted.
Management Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions, the results of which form the basis of making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Key estimates include: the recognition of revenue and project profit or loss, which the Company defines as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount of variable consideration included in the contract transaction price; allowances for doubtful accounts; fair value estimates, including those related to acquisitions, valuations of goodwill and intangible assets, acquisition-related contingent consideration and equity investments; asset lives used in computing depreciation and amortization; fair values of financial instruments; self-insurance liabilities; other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from those estimates.
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
Under Topic 606, revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. The adoption of Topic 606 did not have a material effect on the timing or amount of revenue recognized as compared with the Company’s previous revenue recognition practices. Revenue is primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, which is an input method, on contracts for specific projects, and for certain master service and other service agreements, consistent with the Company’s previous revenue recognition practices. Under Topic 606, the cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer, and correspondingly, when performance obligations are satisfied, for these contracts.

Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using time and materials or a fixed price per unit basis; or (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 35%, 36% and 43% of consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively.
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
For certain master service and other service agreements under which the Company performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 7% of consolidated revenue for the year ended December 31, 2018. Substantially all of the Company’s other revenue is recognized over time.
Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. The cost estimation process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the years ended December 31, 2018 and 2017, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2017 and 2016. Revenue recognized for the year ended December 31, 2018 as a result of changes in revenue estimates, including from variable consideration, from performance obligations satisfied, or partially satisfied, in prior periods totaled approximately $38.5 million.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such costs, which are amortized over the life of the respective project, were not material for the year ended December 31, 2018.
The timing of customer billings is generally dependent upon advance billing terms, milestone billings based on completion of certain phases of work, or when services are provided. Under the typical payment terms of master and other service agreements and fixed price contracts, the customer makes progress payments based on quantifiable measures of performance by the Company as defined by each specific agreement. Progress payments, generally net of amounts retained, are paid by the customer over the duration of the contract. For install-to-the-home contracts, work orders are billed and paid as completed. Amounts billed and due from customers, as well as the amount of contract assets, are classified within accounts receivable, net, in the consolidated balance sheets. See Note 5 - Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities for related discussion. Amounts expected to be collected beyond one year are classified as other long-term assets.
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The Company’s contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. Contract amendments and change orders, which are generally not distinct from the existing contract, are typically accounted for as a modification of the existing contract and performance obligation. The vast majority of the Company’s performance obligations are completed within one year.
When more than one contract is entered into with a customer on or close to the same date, the Company evaluates whether those contracts should be combined and accounted for as a single contract, as well as whether those contracts should be accounted for as one, or more than one, performance obligation. This evaluation requires significant judgment and is based on the facts and circumstances of the various contracts.
Remaining performance obligations represent the amount of unearned transaction price under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction price from its proportionately consolidated non-controlled joint ventures. As of December 31, 2018, the amount of the Company’s remaining performance obligations was $5.0 billion. The Company expects to recognize approximately $4.3 billion of its remaining performance obligations as revenue during 2019, with the remainder to be recognized primarily in 2020.
Variable Consideration. Transaction prices for the Company’s contracts may include variable consideration, which comprises items such as change orders, claims and incentives. Management estimates variable consideration for a performance obligation utilizing estimation methods that it believes best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price if it is probable that when the uncertainty associated with the variable consideration is resolved, there will not be a significant reversal of the cumulative amount of revenue that has been recognized. Management’s estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available at the time of the estimate. The effect of variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis, as such variable consideration, which typically pertains to changed conditions and scope, is generally for services encompassed under the existing contract. To the extent unapproved change orders, claims and other variable consideration reflected in transaction prices are not resolved in the Company’s favor, or to the extent incentives reflected in transaction prices are not earned, there could be reductions in, or reversals of, previously recognized revenue.

As of December 31, 2018 and 2017, the Company included approximately $56 million and $146 million, respectively, of change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within costs and earnings in excess of billings or accounts receivable, net of allowance, as appropriate. As of both December 31, 2018 and 2017, these change orders and/or claims were primarily related to certain pipeline construction projects in the Oil and Gas segment. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management analyzes the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful accounts on a regular basis taking into consideration the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and the current economic environment. The Company establishes an allowance for anticipated losses on its accounts receivable balances either when a business unit has historical experience of losses that are considered to be ordinary course, and/or for specific receivables, when it is probable that the receivable is not collectible and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible.
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
Inventories
Inventories consist of materials and supplies for construction and installation projects, which are valued at the lower of cost or net realizable value using the average cost or specific identification methods of costing. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could result in an impairment of the value of materials purchased. The value of inventory may also decrease due to obsolescence, physical deterioration, damage, changes in price levels, or other causes. Inventory valuation allowances are determined based upon specific facts and circumstances and market conditions. As of December 31, 2018 and 2017, valuation allowances for inventory totaled $7.8 million and $7.7 million, respectively.
Cash and Cash Equivalents
Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Highly liquid investments purchased with an original maturity of three months or less are carried at fair value. On a daily basis, available funds are swept from the Company’s depository accounts into a concentration account and used to repay outstanding revolving loans under the Company’s senior secured credit facility. Cash balances maintained by certain operating subsidiaries and by entities that are proportionately consolidated that are not swept into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. Included in the Company’s cash balances as of December 31, 2018 and 2017 are amounts held by entities that are proportionately consolidated totaling $11.8 million and $17.3 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Outstanding checks that have not yet cleared through the banking system represent book overdrafts, which are classified within accounts payable. There are no compensating balance requirements associated with the Company’s depository accounts and there are no other restrictions on the transfer of cash associated with the Company’s depository accounts.
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
Fair values of financial instruments are estimated using public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of notes and other receivables, cash collateral deposited with insurance carriers, and outstanding balances on its credit facilities approximate their fair values.

Investment Arrangements
From time to time, the Company may participate in selected investment or strategic arrangements to expand its operations, customer base or geographic reach, including arrangements that combine the Company’s skills and resources with those of others to allow for the performance of particular projects. The Company’s investment arrangements include equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements.
Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. As of December 31, 2018, the Company determined that certain of its investment arrangements were VIEs. The Company does not, however, have the power to direct the primary activities that most significantly impact the economic performance of these VIEs and the Company is not the primary beneficiary; accordingly, it has not consolidated these VIEs.
The Company’s investments in entities for which the Company does not have a controlling interest and for which it is not the primary beneficiary, but for which it has the ability to exert significant influence, are accounted for using either the equity method of accounting or under the fair value option. Equity method investments are recorded as other long-term assets. Income or loss from these investments is recorded as a separate line item in the statements of operations. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee in transactions with third parties. Distributions received from equity method investees are reflected in the statements of cash flows using the nature of distributions approach, under which distributions are classified based on the nature of the activity that generated them. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but the Company does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity.
The Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and its related clarifying ASUs (“ASU 2016-01”) as of January 1, 2018. ASU 2016-01 provided guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities, including equity investments other than those accounted for under the equity method of accounting or those that are consolidated. Under the new guidance, which was applicable to the Company on a prospective basis, equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, less impairment (“adjusted cost basis”). The Company evaluates its investments for impairment by considering a variety of factors, including the earnings capacity of the related investments. Fair value measurements for the Company’s equity investments are classified within Level 3 of the fair value hierarchy based on the nature of the fair value inputs. Realized and unrealized gains or losses are recognized in other income or expense. The adoption of ASU 2016-01 will result in volatility in other income or expense upon the occurrence of observable price changes related to, or impairments of, the Company’s investments measured on an adjusted cost basis. The other provisions of ASU 2016-01 did not have a material effect on the Company’s consolidated financial statements.
For further information pertaining to the Company’s equity investments, see Note 4 - Fair Value of Financial Instruments.
Long-Lived Assets
The Company’s long-lived assets consist primarily of property and equipment and finite-lived intangible assets. Property and equipment are recorded at cost, or, if acquired in a business combination, at the acquisition date fair value. Certain costs incurred in connection with developing or obtaining internal-use software are capitalized within office furniture and equipment. Depreciation and amortization of long-lived assets is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements that extend the life of the related assets are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in other income or expense. When the Company identifies assets to be sold, those assets are valued based on their estimated fair value less costs to sell, classified as held-for-sale and depreciation is no longer recorded. Acquired intangible assets that have finite lives are amortized over their useful lives, which are generally based on contractual or legal rights. Finite-lived intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed.
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected revenue and operating costs for the business as well as anticipated future economic conditions. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. Other than certain asset write-downs as discussed within “Restructuring Activities” within this Significant Accounting Policies section, for the three years in the period ended December 31, 2018, there were no material impairments of long-lived assets.
Goodwill and Indefinite-Lived Intangible Assets
The Company has goodwill and certain indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. The Company performs its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, and on a quarterly basis, monitors these assets for potential indicators of impairment. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) have a segment manager regularly review the component’s operating results.
If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment test. Based on management’s review of its components and their related operations, the Company combines all of the components of its Electrical Transmission operating segment into one reporting unit and beginning in 2017, combines two of the components within its Power Generation and Industrial operating segment into one reporting unit. These components were deemed to be economically similar and share operational, sales and general and administrative resources. All of the Company’s other components each comprise one reporting unit.
The Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) as of January 1, 2018. ASU 2017-04 eliminated the second step in goodwill impairment testing, which required that goodwill impairment losses be measured as the difference between the implied value of a reporting unit’s goodwill and its carrying amount. Under the new guidance, goodwill impairment losses are measured as the excess of a reporting unit’s carrying amount, including goodwill and related goodwill tax effects, over its fair value.
For each of the three years in the period ended December 31, 2018, management performed a qualitative assessment for its goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
2018 Assessment. Based on the results of the qualitative assessments for the year ended December 31, 2018, quantitative testing was performed for (i) three reporting units within the Company’s Oil and Gas operating segment, (ii) the Electrical Transmission operating segment, and (iii) two reporting units in the Communications segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the passage of time since the last quantitative assessment, the effects of current or expected changes in market conditions on the future business outlook, success rates on new project awards and levels of operating productivity.
For the selected reporting units, management estimated their fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies. Under the income approach, a discounted cash flow methodology was used, including: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. In 2018, significant assumptions used in testing the reporting units included terminal values based on terminal growth rates ranging from 2.4% to 3.5%, 4 to 9 years of discounted cash flows prior to the terminal value, and discount rates ranging from 11.0% to 16.0%. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the business models of the Company’s reporting units and within the Company’s industry.
Based on the results of the quantitative assessments, the estimated fair value of one of the reporting units in the Oil and Gas operating segment was determined to be less than its carrying value and a pre-tax, non-cash impairment charge of $47.7 million was recorded for the difference. This reporting unit has $14 million of goodwill remaining as of December 31, 2018. The estimated fair value of a separate reporting unit in the Oil and Gas operating segment, which has goodwill with a carrying value of approximately $15 million as of December 31, 2018, was determined to exceed its carrying value by approximately 5%, and the estimated fair values of the other reporting units for which quantitative testing was performed were determined to substantially exceed their carrying values as of December 31, 2018. A 100 basis point increase in the discount rate would not have resulted in any additional reporting units’ carrying values exceeding their fair values.
Management also performed quantitative testing during 2018 for an indefinite-lived pre-qualification intangible asset in the Oil and Gas operating segment and in the Electrical Transmission operating segment. Management estimated the fair values of these intangible assets using a cost methodology, incorporating estimates of the opportunity cost associated with the assets’ loss based on discounted cash flows over a 2 to 4-year period. The impairment tests incorporated estimated discount rates ranging from 13.0% to 14.0%. Based on the results of these assessments, we determined that the estimated fair value of the indefinite-lived pre-qualification asset in the Oil and Gas operating segment, which had a carrying value of $43 million, exceeded its carrying value by approximately 16%. The estimated fair value of the indefinite-lived pre-qualification asset in the Electrical Transmission operating segment was determined to substantially exceed its carrying value as of December 31, 2018.
2017 Assessment. Based on the results of the qualitative assessments for the year ended December 31, 2017, quantitative testing was performed for the Company’s Electrical Transmission operating segment, for one reporting unit in the Company’s Power Generation and Industrial operating segment, and for two reporting units within the Oil and Gas operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included a combination of market conditions, including market project deferrals, success rates on new project awards and levels of operating productivity. For these reporting units, management performed a quantitative goodwill impairment test. In 2017, significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3.5%, 5 to 9 years of discounted cash flows prior to the terminal value, and discount rates ranging from 13.0% to 15.5%. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the business models of the Company’s reporting units and within the Company’s industry.
Based on the results of the quantitative assessment, the estimated fair values of the Electrical Transmission operating segment and the reporting unit in the Power Generation and Industrial operating segment were determined to substantially exceed their carrying values. Additionally, the two reporting units in the Oil and Gas segment, which had approximately $65 million and $15 million of goodwill, had estimated fair values in excess of their carrying values by approximately 10% and 19%, respectively. A 100 basis point increase in the discount rate would not have resulted in the reporting units’ carrying values exceeding their fair values.
Management also performed quantitative testing during 2017 for indefinite-lived pre-qualification intangible assets in the Oil and Gas and Electrical Transmission operating segments. Management estimated the fair values of these intangible assets using a cost methodology, incorporating estimates of the opportunity cost associated with the assets’ loss based on discounted cash flows over a 2 to 4-year period. The impairment tests incorporated estimated discount rates ranging from 13.0% to 14.0%. Based on the results of this assessment, management determined that the estimated fair value of the indefinite-lived pre-qualification intangible asset in the Oil and Gas operating segment, which had a carrying value of approximately $45 million, exceeded its carrying value by approximately 19%, and a 100 basis point increase in the discount rate would not have resulted in this asset’s carrying value exceeding its fair value. The estimated fair value of the indefinite-lived pre-qualification intangible asset in the Electrical Transmission operating segment was determined to substantially exceed its carrying value.
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
2016 Assessment. Based on the qualitative assessments for the year ended December 31, 2016, quantitative testing was performed for two reporting units within the Oil and Gas operating segment and for the Electrical Transmission operating segment. Management performed a quantitative goodwill impairment test and estimated their respective fair values using a combination of market and income approaches. In 2016, significant assumptions used in testing the reporting units included terminal values based on terminal growth rates ranging from 3.0% to 3.5%, nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 13.0% to 14.5%, which management believes were reflective of the risks inherent in the business models of the Company’s reporting units and within the Company’s industry.
In 2016, the estimated fair value of the Electrical Transmission operating segment exceeded its carrying value by approximately 5%. A 100 basis point increase in the discount rate would have resulted in the Electrical Transmission operating segment carrying value exceeding fair value. As of December 31, 2016, the Electrical Transmission operating segment had approximately $150 million of goodwill. Additionally, as of December 31, 2016, for one of the reporting units in the Oil and Gas operating segment for which a quantitative impairment test was performed, the estimated fair value exceeded its carrying value by approximately 11%, and a 100 basis point increase in the discount rate would not have resulted in the reporting unit’s carrying value exceeding its fair value. This reporting unit had approximately $15 million of goodwill. The estimated fair value of the other reporting unit in the Oil and Gas segment for which a quantitative impairment test was performed was determined to substantially exceed its carrying value.
Management also performed quantitative testing during 2016 for an indefinite-lived pre-qualification intangible asset in the Oil and Gas operating segment and for an indefinite-lived pre-qualification intangible asset in the Electrical Transmission operating segment. Management estimated fair values using a cost methodology, incorporating estimates of the opportunity cost associated with the assets’ loss based on discounted cash flows over a 2 to 3-year period. The impairment tests incorporated estimated discount rates ranging from 13.0% to 13.5%. For the indefinite-lived pre-qualification intangible assets in the Oil and Gas and Electrical Transmission operating segments, the estimated fair values substantially exceeded their carrying values.
As of December 31, 2018 and 2017, management believes that the recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, significant changes in the assumptions or estimates used in the Company’s impairment analyses, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in future periods.
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
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition, or adjust the fair values, of acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Other revisions to these fair value estimates are reflected as income or expense, as appropriate.
Consideration paid generally consists of cash, common stock and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “acquisition-related contingent consideration” or “earn-outs.” Earn-out liabilities are measured at their estimated fair values as of the date of acquisition. Subsequent to the date of acquisition, if future earn-out payments are expected to differ from earn-out payments estimated as of the date of acquisition, any related fair value adjustments are recognized in the period that such expectation is considered probable. Changes in the fair value of earn-out liabilities, other than those related to measurement period adjustments, as described above, are recorded within other income or expense in the consolidated statements of operations. Fair values are estimated using income approaches such as discounted cash flows or option pricing models. Acquisition-related contingent consideration is included within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets.

Deferred Financing Costs
Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as deductions from the carrying amounts of the related debt instrument, including the Company’s credit facility. Deferred financing costs are amortized over the terms of the related debt instruments using the effective interest method. The Company incurred $6.3 million of deferred financing costs for the year ended December 31, 2017 in connection with an amendment to its senior secured credit facility. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $2.9 million, $3.3 million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Deferred financing costs, net of accumulated amortization, totaled $10.1 million and $13.0 million as of December 31, 2018 and 2017, respectively.
Self-Insurance
The Company is self-insured up to the amount of its deductible for its insurance policies. MasTec maintains insurance policies subject to per claim deductibles of $1.5 million for its workers’ compensation policy, $3.0 million for its general liability policy and $3.0 million for its automobile liability policy. In addition, the Company has excess umbrella coverage. Liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses of $0.5 million. MasTec’s estimated liability for employee group medical claims is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Cash collateral deposited with insurance carriers is included in other long-term assets in the consolidated balance sheets.
The present value of the Company’s self-insurance liability is reflected in the consolidated balance sheets within current and other long-term liabilities, as appropriate. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. These insurance liabilities are, however, difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury, the determination of the Company’s liability in proportion to other parties’ liability and the number of incidents not reported. Accruals are based upon known facts and historical trends. Although management believes its accruals are adequate, a change in experience or actuarial assumptions could materially affect the Company’s results of operations in a particular period.
Income Taxes
The Company records income taxes using the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company’s assets and liabilities. Income taxes are estimated in each of the jurisdictions in which the Company operates. This process involves estimating the tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included, net, within the consolidated balance sheets as long-term assets and/or liabilities, as appropriate. The recording of a deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance is recorded to reduce the asset to its estimated net realizable value. If management determines that the Company may not be able to realize all or part of a deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged to income tax expense in the period the determination is made. Management considers future pretax income and ongoing prudent and feasible tax planning strategies in assessing the estimated net realizable value of tax assets and the corresponding need for any related valuation allowances.
In determining the provision for income taxes, management uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which the Company operates. As a result of the 2017 Tax Act, the Company will generally be free of additional U.S. federal tax consequences on distributed foreign subsidiary earnings due to a dividends received deduction implemented as part of the move to a territorial tax system. The Company has generally not provided for U.S. income taxes on unremitted foreign earnings because such earnings are considered to be insignificant.
Significant factors that affect the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. In December 2017, the “2017 Tax Act” was enacted, which included broad tax reform that was applicable to the Company. See Note 12 - Income Taxes for additional discussion.
The Company and its subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of income tax examinations could be materially different from the resolution management currently anticipates and the estimates that are reflected in the Company’s consolidated financial statements, which could materially affect the Company’s results of operations, cash flows and liquidity in a particular period. To the extent interest and penalties are assessed by taxing authorities, such amounts are accrued and included within income tax expense.
Stock-Based Compensation
The Company has certain stock-based compensation plans, under which restricted stock awards and restricted stock units (together “restricted shares”) are available for issuance to eligible participants. Non-cash stock-based compensation expense is included within general and administrative expense in the consolidated statements of operations. Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values. Forfeitures are recorded as they occur. The Company records a deferred tax asset, or future tax benefit, based on the amount of share-based compensation recognized in the financial statements over the vesting period of share-based awards. The tax effects of differences between the fair value of a share-based award on the date of vesting and the date of grant, also referred to as excess tax benefits or tax deficiencies, are recognized within the provision for income taxes in the period such vestings occur.

Grants of restricted shares are valued based on the closing market share price of MasTec’s common stock as reported on the New York Stock Exchange (the “market price”) on the date of grant. Compensation expense arising from restricted shares is recognized on a straight line basis over the vesting period. Grants of restricted shares have cliff vesting terms, which generally vest over a period of 3 years. Upon vesting, some of the underlying shares may be sold to cover the required tax withholdings. However, some participants may choose the net share settlement method to cover withholding tax requirements, in which case shares are not issued, but are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. Withheld shares, which are valued at the market price on the date of vesting, are recorded as a reduction to additional paid-in capital and are reflected within financing activities in the consolidated statements of cash flows. Shares withheld in connection with stock-based compensation arrangements totaled approximately 96,739, 138,519, and 44,988 for the years ended December 31, 2018, 2017 and 2016, respectively, and payments to taxing authorities for withheld shares totaled $3.8 million, $6.2 million and $0.6 million, respectively.
The Company has certain employee stock purchase plans (collectively, “ESPPs”) under which shares of the Company’s common stock are available for purchase by eligible participants. These plans allow participants to purchase MasTec, Inc. common stock at 85% of its fair market value at the lower of (i) the date of commencement of the offering period or (ii) the last day of the exercise period, as defined in the plan documents. The fair value of purchases under the Company’s employee stock purchase plans is estimated using the Black-Scholes option-pricing valuation model. The determination of fair value of stock-based awards using an option-pricing model is affected by the Company’s stock price as well as assumptions pertaining to several variables, including expected stock price volatility, the expected term of the award and the risk-free rate of interest. In the option-pricing model for the Company’s employee stock purchase plans, expected stock price volatility is based on historical volatility of the Company’s common stock. The expected term of the award is based on historical and expected exercise patterns and the risk-free rate of interest is based on U.S. Treasury yields. The Company has not paid dividends in the past, and does not anticipate paying dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.
Collective Bargaining Agreements and Multiemployer Plans
Certain of MasTec’s subsidiaries, including certain subsidiaries in Canada, are party to various collective bargaining agreements with unions representing certain of their employees. These agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multiemployer pension and other multiemployer benefit plans and trusts (“MEPPs”). These contributions are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. The Pension Protection Act of 2006, as amended, (the “PPA”) requires pension plans that are underfunded to improve their funding ratios within prescribed intervals based on their level of underfunding, under which benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose on the employers contributing to such plans a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency. Union payrolls cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.
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
Restructuring Activities
From time to time, the Company may incur costs to streamline its business operations. These streamlining efforts, which are designed to improve profitability, could include eliminating service offerings that no longer fit into the Company’s business plan, certain integration activities for acquired businesses, reducing or eliminating services or operations that do not produce adequate revenue or margins, or reducing costs of business units that need margin improvements. The costs associated with these efforts, which the Company refers to as restructuring charges, include such items as employee separation costs, lease termination expenses and losses on disposal of excess fixed assets. When these efforts are related to circumstances that are significant, unique in nature and outside of the course of the Company’s normal and periodic business streamlining efforts, the related amount of restructuring charges included within the consolidated financial statements is aggregated and accompanied by a discussion of the nature of such restructuring activities. Restructuring charges are included within the applicable line item(s) in the consolidated statement of operations based on the nature of the expense incurred.
For the year ended December 31, 2016, restructuring charges related to significant streamlining actions for the Company’s electrical transmission and certain of the Company’s western Canadian oil and gas operations consisted primarily of $12.3 million of employee separation and other restructuring-type costs, including lease termination expenses, which were included within general and administrative expenses, and $2.9 million of losses on the disposal of excess fixed assets, which were included within other expense. Liabilities associated with these restructuring activities totaled $1.5 million and $2.2 million as of December 31, 2018 and 2017, respectively, and were included within various current liability accounts.

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
Recent Accounting Pronouncements
See the revenue recognition discussion within Significant Accounting Policies above, and the recent accounting pronouncements discussion below, for information pertaining to the effects of recently adopted and other recent accounting pronouncements.
Other Accounting Pronouncements Adopted in 2018
In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) to reduce diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU, which the Company adopted as of January 1, 2018, is effective on a retrospective basis, and resulted in the reclassification of $12 million of acquisition-related contingent consideration payments in excess of acquisition date liabilities from financing to operating cash flows for the year ended December 31, 2017. The other provisions of this ASU did not have a material effect on the Company’s consolidated financial statements.
Accounting Pronouncements To Be Adopted in 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, together with its related clarifying ASUs (collectively, “ASU 2016-02”), provides revised guidance for lease accounting and related disclosure requirements, including a requirement for lessees to recognize right-of-use assets and lease liabilities on the balance sheet for leases with durations greater than twelve months. Under the new guidance, lessees will classify leases as either finance or operating leases. Lease expense is recognized based on an effective interest method for finance leases, and on a straight-line basis over the term of the lease for operating leases.
The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt ASU 2016-02 during the first quarter of 2019 using the modified retrospective method. The new guidance will be applied to leases that exist or are entered into on or after January 1, 2019, without adjusting comparative periods in the financial statements. The Company elected to utilize the package of practical expedients that allows entities to (1) not reassess whether any expired or existing contracts are or contain leases; (2) retain the existing classification of lease contracts as of the date of adoption; and (3) not reassess initial direct costs for any existing leases.
The Company is in the final stages of evaluating its existing lease portfolio and is continuing to assess and quantify the value of right-of-use assets and lease liabilities that will be included on its balance sheet as of January 1, 2019.  The Company is finalizing its implementation of a new lease accounting and administration software solution to manage and account for leases under the new guidance and is updating certain of its business processes and internal controls to meet the reporting and disclosure requirements of the new standard. The new guidance is not expected to materially affect the amount of expense recognized under the Company’s current leasing arrangements, however, based on its review to date of existing lease contracts, the Company expects the amount of incremental lease assets and liabilities to be recognized on its consolidated balance sheets for operating leases will be between $200 million and $230 million. The adoption of Topic 842 is not expected to have a material effect on the Company's results of operations or cash flows. For information about the Company’s future lease commitments as of December 31, 2018, see Note 8 - Lease Obligations.
In August 2018, the SEC issued Release No. 33-10532, Disclosure Update and Simplification, which amends and clarifies certain financial reporting disclosure requirements. The principal change from this new guidance will be the inclusion of a statement of changes in shareholders' equity in the Company’s interim consolidated financial statements beginning with the quarter ended March 31, 2019.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in Topic 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. ASU 2018-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 permits entities to reclassify the tax effects related to the change in the federal tax rate as a result of the 2017 Tax Act from accumulated other comprehensive income to retained earnings. The guidance may be applied retrospectively or in the period of adoption. ASU 2018-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt ASU 2018-02 during the first quarter of 2019 and continues to evaluate its policy election and the related effect of this ASU on its consolidated financial statements, which is not expected to be material.
Other Recent Accounting Pronouncements
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including trade and financing receivables. The expected credit loss methodology under ASU 2016-13, which is based on historical experience, current conditions and reasonable and supportable forecasts, replaces the probable/incurred loss model for measuring and recognizing expected losses under current GAAP. ASU 2016-13 also requires enhanced disclosures pertaining to significant estimates and judgments used in estimating credit losses under the expected credit loss methodology. ASU 2016-13 and its related clarifying assumptions are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income attributable to MasTec by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive. For each of the three years ended December 31, 2018, 2017 and 2016, anti-dilutive common stock equivalents as calculated under the treasury stock method were de minimis.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Net income attributable to MasTec:
Net income - basic and diluted (a)	$259,659	$347,213	$131,263
Weighted average shares outstanding:
Weighted average shares outstanding - basic	78,695	80,903	80,372
Dilutive common stock equivalents	1,077	1,422	1,022
Weighted average shares outstanding - diluted	79,772	82,325	81,394

(a)	Calculated as total net income less amounts attributable to non-controlling interests.

The Company repurchased approximately 7.2 million shares of its common stock during the year ended December 31, 2018, as discussed in Note 11 - Equity. The effect of these repurchases on the Company’s weighted average shares outstanding for the year ended December 31, 2018 was a reduction of 2.8 million shares due to the timing of the repurchases, which occurred throughout the year. In future periods, our weighted average shares outstanding will be reduced by an additional 4.4 million shares due to the full effect of these share repurchases.
Note 3 – Goodwill and Other Intangible Assets
During the fourth quarter of 2018, the Company recorded a pre-tax non-cash goodwill impairment charge of $47.7 million for its Canadian oil and gas reporting unit. This reporting unit’s current operating performance, as well as its future operating and cash flow expectations, have been negatively affected by current market conditions. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies for additional discussion.

The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross, as of December 31, 2016	$420.7	$377.6	$149.9	$117.6	$1,065.8
Accumulated impairment loss (a)	—	(69.9)	—	—	(69.9)
Goodwill, net, as of December 31, 2016	$420.7	$307.7	$149.9	$117.6	$995.9
Additions from new business combinations	45.7	74.1	—	18.2	138.0
Currency translation adjustments	—	3.8	—	—	3.8
Goodwill, net, as of December 31, 2017	$466.4	$385.6	$149.9	$135.8	$1,137.7
Additions from new business combinations	—	—	—	9.8	9.8
Measurement period adjustments, net (b)	1.4	5.7	—	(2.5)	4.6
Goodwill impairment	—	(47.7)	—	—	(47.7)
Currency translation adjustments	—	(4.0)	—	—	(4.0)
Goodwill, net, as of December 31, 2018	$467.8	$339.6	$149.9	$143.1	$1,100.4
Accumulated impairment loss (a)	—	(116.0)	—	—	(116.0)
Goodwill, gross, as of December 31, 2018	$467.8	$455.6	$149.9	$143.1	$1,216.4

(a)	Accumulated impairment losses include the effects of currency translation gains and/or losses.

(b)	Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.

The following table provides a reconciliation of changes in other intangible assets, net, for the periods indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross, as of December 31, 2016	$34.5	$74.6	$195.1	$19.1	$323.3
Accumulated amortization			(131.9)	(11.7)	(143.6)
Other intangible assets, net, as of December 31, 2016	$34.5	$74.6	$63.2	$7.4	$179.7
Additions from new business combinations	—	—	26.3	2.5	28.8
Amortization expense			(19.3)	(1.6)	(20.9)
Currency translation adjustments	—	3.0	0.4	0.1	3.5
Other intangible assets, net, as of December 31, 2017	$34.5	$77.6	$70.6	$8.4	$191.1
Additions from new business combinations	—	—	3.3	0.3	3.6
Measurement period adjustments (b)	—	—	—	(0.7)	(0.7)
Amortization expense			(19.2)	(1.4)	(20.6)
Currency translation adjustments	—	(3.6)	(0.3)	(0.1)	(4.0)
Other intangible assets, net, as of December 31, 2018	$34.5	$74.0	$54.4	$6.5	$169.4
Remaining weighted average amortization period (in years)			8	7	8

(a)	Consists principally of trade names and non-compete agreements.

(b)	Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
Amortization expense associated with intangible assets for the years ended December 31, 2018, 2017 and 2016 totaled $20.6 million, $20.9 million and $21.3 million, respectively. Expected future amortization expense as of December 31, 2018 is summarized in the following table (in millions):

Amortization Expense
2019	$14.6
2020	11.2
2021	8.5
2022	6.9
2023	4.9
Thereafter	14.8
Total	$60.9

2018 Acquisitions. During the first quarter of 2018, MasTec acquired all of the equity interests in a construction management firm specializing in steel building systems and acquired a wind turbine services company, both of which are included in the Company’s Power Generation and Industrial segment. The aggregate purchase price for these entities was composed of approximately $6.8 million in cash and estimated earn-out liabilities, net, totaling $1.5 million as of December 31, 2018. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities for these acquisitions was preliminary as of December 31, 2018; as a result, further adjustments to these estimates may occur. As of December 31, 2018, the range of remaining potential undiscounted earn-out liabilities, net, for the 2018 acquisitions was estimated to be up to $7 million; however, there is no maximum payment amount.
2017 Acquisitions. During 2017, MasTec completed three acquisitions, which included all of the equity interests in: (i) a wireline/fiber deployment construction contractor, which is included in the Company’s Communications segment; (ii) a heavy civil construction services company, which is included in the Company’s Power Generation and Industrial segment; and (iii) an oil and gas pipeline equipment company, which is included in the Company’s Oil and Gas segment.
The following table summarizes the fair values of consideration paid and net assets acquired as of the respective dates of acquisition, as adjusted (in millions):

Acquisition consideration:	2017
Cash	$120.4
Estimated fair value of contingent consideration (earn-out liability)	98.5
Total consideration transferred	$218.9
Identifiable assets acquired and liabilities assumed:
Current assets, primarily composed of accounts receivable and $2.8 million of cash acquired	$43.8
Property and equipment and other long-term assets	57.2
Amortizing intangible assets	28.1
Current liabilities, including current portion of capital lease obligations and long-term debt	(29.5)
Long-term debt, including capital lease obligations	(9.9)
Deferred income taxes and other long-term liabilities	(12.0)
Total identifiable net assets	$77.7
Goodwill	$141.2
Total net assets acquired, including goodwill	$218.9
Amortizing intangible assets related to the 2017 acquisitions are primarily composed of customer relationships, backlog and certain other intangible assets, which had weighted average lives, as adjusted, of approximately 11 years, 4 years and 6 years, respectively, and a weighted average life of 10 years in total. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The goodwill balances for the respective acquisitions represent the estimated value of each acquired company’s geographic presence in key markets, its assembled workforce and management team’s industry-specific project management expertise, as well as synergies expected to be achieved from the combined operations of the acquired companies and MasTec. Approximately $94 million of the goodwill balance related to the 2017 acquisitions is expected to be tax deductible as of December 31, 2018.
The contingent consideration (earn-out liability) included in the table above equals a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. Earn-outs are generally payable annually for a period of five years, as set forth in the respective purchase agreements. The fair values of the earn-out liabilities were estimated using income approaches such as discounted cash flows or option pricing models and incorporate significant inputs not observable in the market. Key assumptions in the estimated valuations include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in significantly higher or lower potential earn-out liabilities. As of December 31, 2018, the range of remaining potential undiscounted earn-out liabilities for the 2017 acquisitions was estimated to be between $24 million and $145 million; however, there is no maximum payment amount.

Pro Forma Financial Information and Acquisition Results. For the years ended December 31, 2018 and 2017, unaudited supplemental pro forma revenue totaled approximately $6,912.5 million and $6,724.8 million, respectively, and unaudited supplemental pro forma net income totaled approximately $257.7 million and $351.3 million, respectively.
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
For the years ended December 31, 2018 and 2017, the Company’s consolidated results of operations included acquisition-related revenue of approximately $154.4 million and $160.1 million, respectively, and acquisition-related net income of approximately $1.4 million and $10.2 million, respectively, based on the Company’s consolidated effective tax rates, including, for 2018, the effects of the 2017 Tax Act. These acquisition-related results do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.
Note 4 – Fair Value of Financial Instruments
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration, or “earn-outs,” represent the estimated fair value of future amounts payable for acquisitions of businesses and other interests. Acquisition-related contingent consideration is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and is evaluated on an ongoing basis. As of December 31, 2018 and 2017, the estimated fair value of the Company’s earn-out liabilities totaled $118.1 million and $117.2 million, respectively, of which $29.6 million and $22.6 million, respectively, was included within other current liabilities. The fair value of the Company’s earn-out liabilities is estimated using income approaches such as discounted cash flows or option pricing models, which incorporate significant inputs not observable in the market. Key assumptions include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in significantly higher or lower potential earn-out liabilities. As of December 31, 2018, the range of potential undiscounted earn-out liabilities was estimated to be between $30 million and $157 million; however, there is no maximum payment amount.
Acquisition-related contingent consideration activity consists primarily of additions from new business combinations and acquisitions of other interests; changes in the expected fair value of future earn-out obligations; and payments. Fair value adjustments for earn-out liabilities that relate to new information obtained about the facts and circumstances that existed as of the date of acquisition for a period of up to one year, which are referred to as measurement period adjustments, are recorded to goodwill. Other revisions to the expected fair value of future earn-out liabilities are reflected as income or expense, as appropriate. Payments of acquisition-related contingent consideration, to the extent they relate to estimated liabilities as of the date of acquisition, are reflected within financing activities in the consolidated statements of cash flows, whereas payments in excess of acquisition date liabilities are classified within operating activities.
For the years ended December 31, 2018 and 2017, additions to acquisition-related contingent consideration from new business combinations totaled approximately $1.5 million and $102.5 million, respectively. There were no additions from new business combinations for the year ended December 31, 2016. Measurement period adjustments related to acquisition-related contingent consideration totaled a net increase of approximately $5.0 million for the year ended December 31, 2018 and related primarily to a business in the Company’s Oil and Gas segment. Fair value adjustments related to acquisition-related contingent consideration, including those related to finalization of completed earn-out arrangements, totaled a net increase of approximately $17.5 million for the year ended December 31, 2018, primarily for businesses in the Company’s Oil and Gas and Communications segments and for the year ended December 31, 2017, totaled a decrease of $12.3 million for businesses in the Company’s Communications and Electrical Transmission segments. For the year ended December 31, 2016, fair value adjustments, including those related to finalization of completed earn-out arrangements, totaled a net increase of approximately $2.7 million for businesses in the Company’s Oil and Gas and Communications segments. Payments of acquisition-related contingent consideration, including payments in excess of acquisition date liabilities, totaled approximately $23.1 million, $18.8 million and $15.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Equity Investments
The Company’s equity investments as of December 31, 2018 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”), which are accounted for as equity method investments; (ii) a $15 million investment in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; (iv) the Company’s equity interests in Pensare Acquisition Corp. (“Pensare”); and (v) certain other equity investments. See Note 15 - Related Party Transactions for additional information related to certain of the Company’s equity investments.
As of December 31, 2018 and 2017, the aggregate carrying value of the Company’s equity investments totaled approximately $197 million and $141 million, respectively, including approximately $18 million of equity investments measured on an adjusted cost basis as of December 31, 2018, and measured at cost as of December 31, 2017. There were no impairments of, or material changes in the fair value of, these investments during either of the years then ended.

The Waha JVs. The Waha JVs own and operate two pipelines and a header system that transport natural gas to the Mexican border for export, for which operations commenced in 2017. For the years ended December 31, 2018, 2017 and 2016, the Company made equity and other contributions to these joint ventures of approximately $28 million, $73 million and $27 million, respectively. The Company previously issued letters of credit in connection with its equity commitments in the Waha JVs. As of December 31, 2018, there were no letters of credit remaining, and as of December 31, 2017, $19 million in letters of credit were outstanding.
Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $23.9 million and $21.3 million, for the years ended December 31, 2018 and 2017, respectively, and for the year ended December 31, 2016, was de minimis. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs, less distributions of earnings, totaled $29.9 million as of December 31, 2018. For the year ended December 31, 2018, the Company received $10.9 million in distributions of earnings from the Waha JVs, which is included within operating cash flows. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs, due primarily to capitalized investment costs, totaled approximately $168 million and $121 million as of December 31, 2018 and 2017, respectively. In the past, certain subsidiaries of MasTec have provided pipeline construction services to the Waha JVs. Revenue and related receivables were de minimis as of and for the year ended December 31, 2018. Revenue recognized in connection with work performed for the Waha JVs, including intercompany eliminations, totaled $256.1 million and $245.0 million for the years ended December 31, 2017 and 2016, respectively, and as of December 31, 2017, related receivables, net of billings in excess of costs and earnings, totaled $2.8 million.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps, which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the years ended December 31, 2018, 2017 and 2016, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps were gains of approximately $7.7 million, $0.8 million and $6.4 million, respectively, or $5.9 million, $0.5 million and $4.0 million, respectively, net of tax.
Other Investments. During the third quarter of 2017, the Company paid $2.0 million for approximately 4% of the common stock of Pensare and warrants to purchase 2.0 million shares of Pensare common stock, which is a special purpose acquisition company focusing on transactions in the telecommunications industry. José R. Mas, MasTec’s Chief Executive Officer, is a director of Pensare. The shares of common stock purchased by MasTec are not transferable or salable until one year after Pensare successfully completes a business combination transaction, with limited exceptions, as specified in the agreement. The warrants are exercisable at a purchase price of $11.50 per share after Pensare successfully completes a business combination transaction. Both the warrants and the shares contained an expiration and/or forfeiture clause without the successful completion of a business combination transaction, for which the required completion date was extended in January 2019 from February 1, 2019 to May 1, 2019. On January 31, 2019, Pensare entered into a business combination agreement with U.S TelePacific Holdings Corp. (“TPx”), the completion of which is pending shareholder approval. TPx is a provider of unified communications and cloud-focused managed information technology services.
The shares, which are measured on an adjusted cost basis, and the warrants, which are derivative financial instruments, are included within other long-term assets in the Company’s consolidated financial statements as of December 31, 2018. Due to the nature of the restrictions, the fair value of the shares is not readily determinable. The fair value of the warrants is determined based on observable and unobservable inputs, including market volatility and the rights and obligations of the warrants, which are Level 3 inputs. For the years ended December 31, 2018 and 2017, there were no material changes in the fair value of the Company’s investment in Pensare.
During the second quarter of 2018, the Company invested $10.0 million for an equity interest of approximately 40% in LifeShield, LLC (“LifeShield”), a home security company, which was measured under the fair value option as this valuation approach was considered to provide an accurate reflection of the economic performance of LifeShield and the value of the Company’s equity interest in the business. To determine the fair value of this investment under the fair value option, the Company estimated the fair value of LifeShield using Level 3 inputs, considering both an income approach, based on discounted cash flows, and a market approach, based on market multiples, and then estimated the fair value of the Company’s investment using an option pricing model. As of December 31, 2018, the fair value of this investment was determined to approximate its purchase price. In February 2019, the Company sold its equity interest in LifeShield for approximately $11 million, subject to customary escrow arrangements.
In connection with the 2014 acquisition of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”), the Company acquired an investment, for which the Company now has minimal involvement, that is in the final stages of being liquidated and is being managed by a receiver. The Company regularly reviews this investment for potential changes in expected recovery estimates, and during years ended December 31, 2018, 2017 and 2016, recorded $0.9 million of expense, $0.4 million of expense and $3.6 million of income, respectively, related to changes in expected recovery estimates. The Company received $5.4 million and $22.5 million of proceeds from the receiver during the years ended December 31, 2018 and 2017, respectively. The net carrying value of this asset, which is included within other current assets, totaled $2.9 million and $9.6 million as of December 31, 2018 and 2017, respectively. In 2016, Pacer performed construction services on behalf of entities in which it had an equity interest and recognized revenue totaling $0.6 million for the year then ended.

Summarized Financial Information of Equity Method Investments
The following presents summarized information for the Company’s significant equity method investments (in millions):

	December 31,
	2018	2017
Current assets	$137.3	$136.8
Long-term assets	1,352.1	1,306.3
Total assets	$1,489.4	$1,443.1

Current liabilities	$31.3	$121.2
Long-term liabilities	966.1	976.5
Total liabilities	$997.4	$1,097.7

	For the Years Ended December 31,
	2018	2017	2016
Revenue	$145.8	$114.5	$—
Net income (loss)	$72.4	$64.5	$(0.2)
Senior Notes
As of both December 31, 2018 and 2017, the gross carrying amount of the Company’s 4.875% Senior Notes, which are measured at fair value on a non-recurring basis, totaled $400 million. As of December 31, 2018 and 2017, the estimated fair value of the 4.875% Senior Notes, based on Level 1 inputs, totaled $392.0 million and $410.0 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	December 31,
	2018	2017
Contract billings	$687.6	$683.9
Less allowance for doubtful accounts	(16.3)	(8.2)
Accounts receivable, net of allowance	$671.3	$675.7
Retainage	230.2	323.1
Costs and earnings in excess of billings	1,022.5	599.2
Retainage and costs and earnings in excess of billings (together, "contract assets")	$1,252.7	$922.3
Accounts receivable, net	$1,924.0	$1,598.0

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
The increase in the CIEB balance for the year ended December 31, 2018 was driven largely by increased oil and gas pipeline project activity during the fourth quarter of 2018 as compared with 2017 within the Company’s Oil and Gas segment.
Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as billings in excess of costs and earnings (“BIEC”). BIEC is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities consist primarily of such BIEC, which are generally classified within current liabilities on the Company’s consolidated balance sheets. BIEC totaled approximately $227.1 million and $194.5 million as of December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, the Company recognized revenue of approximately $139.8 million related to amounts that were included in BIEC as of December 31, 2017, resulting primarily from the advancement of physical progress on the respective projects during the period. Contract liabilities also include the amount of any accrued project losses, which are classified within other current liabilities on the Company’s consolidated balance sheets. Total contract liabilities, including accrued project losses, totaled approximately $231.6 million and $206.1 million as of December 31, 2018 and 2017, respectively.
Activity in the allowance for doubtful accounts for the periods indicated is as follows (in millions):

	For the Years Ended December 31,
	2018	2017
Allowance for doubtful accounts at beginning of year	$8.2	$8.4
Provision for doubtful accounts	8.6	2.6
Amounts charged against the allowance	(0.5)	(2.8)
Allowance for doubtful accounts at end of year	$16.3	$8.2

Impairment losses on contract assets were not material for the year ended December 31, 2018.

The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. These arrangements, under which amounts can vary based on levels of activity, interest rates and changes in customer payment terms, improve the collection cycle time of the related receivables. Cash collected from these arrangements is reflected within cash provided by operating activities in the consolidated statements of cash flows. The discount charge, which is included within interest expense, net, totaled approximately $11.1 million, $6.0 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under capital leases as of the dates indicated (in millions):

	December 31,
	2018	2017	Estimated Useful Lives (in years)
Land	$4.6	$4.6
Buildings and leasehold improvements	30.3	26.7	3-40
Machinery and equipment	1,391.8	1,261.9	2-20
Office furniture and equipment	166.7	149.9	3-7
Construction in progress	20.1	12.5
Total property and equipment	$1,613.5	$1,455.6
Less accumulated depreciation and amortization	(865.7)	(749.1)
Property and equipment, net	$747.8	$706.5

The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $122.0 million and $109.9 million as of December 31, 2018 and 2017, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $26.5 million and $23.5 million as of December 31, 2018 and 2017, respectively. Depreciation and amortization expense associated with property and equipment for the years ended December 31, 2018, 2017 and 2016 totaled $192.3 million, $167.2 million and $143.6 million, respectively.

Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2018	2017
Senior secured credit facility:	February 22, 2022
Revolving loans		$456.9	$377.7
Term loan		376.9	396.9
4.875% Senior Notes	March 15, 2023	400.0	400.0
Capital lease obligations, weighted average interest rate of 3.9%	In installments through December 31, 2023	183.2	181.2
Other debt obligations		—	25.8
Total long-term debt obligations		$1,417.0	$1,381.6
Less unamortized deferred financing costs		(10.1)	(13.0)
Total debt, net of deferred financing costs		$1,406.9	$1,368.6
Current portion of long-term debt		82.7	87.9
Long-term debt		$1,324.2	$1,280.7
Senior Secured Credit Facility
The Company has a senior secured credit facility (the “Credit Facility”). Under the Credit Facility, aggregate borrowing commitments totaled approximately $1.5 billion as of December 31, 2018, composed of $1.1 billion of revolving commitments and a term loan of approximately $0.4 billion. The term loan is subject to amortization in quarterly principal installments. An initial installment of $3.1 million was paid in December 2017, and quarterly installments of $5.0 million commenced in the first quarter of 2018. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
The Credit Facility allows the Company to borrow either in Canadian dollars and/or Mexican pesos, up to an aggregate equivalent amount of $300 million. The maximum amount available for letters of credit under the Credit Facility is $650 million, of which up to $200 million can be denominated in either Canadian dollars and/or Mexican pesos. The Credit Facility also provides for swing line loans of up to $75 million, and, subject to certain conditions, the Company has the option to increase revolving commitments and/or establish additional term loan tranches up to an aggregate amount of $250 million. Subject to the terms and conditions described in the Credit Facility, these additional term loan tranches may rank equal or junior in respect of right of payment and/or collateral to the Credit Facility and may have differing terms and pricing. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity investments, potential acquisitions or other strategic arrangements, the repurchase or prepayment of indebtedness and share repurchases.
Outstanding revolving loans and the term loan under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) a Eurocurrency Rate, as defined in the Credit Facility, plus a margin of 1.25% to 2.00%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.25% to 1.00%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) the Eurocurrency Rate plus 1.00%. Financial standby letters of credit and commercial letters of credit issued under the Credit Facility are subject to a letter of credit fee of 1.25% to 2.00%, and performance standby letters of credit are subject to a letter of credit fee of 0.50% to 1.00%. The Company must also pay a commitment fee to the lenders of 0.20% to 0.40% on any unused availability. In each of the foregoing cases, the applicable margin or fee is based on the Company’s Consolidated Leverage Ratio, as defined in the Credit Facility, as of the then most recent fiscal quarter.
As of December 31, 2018 and 2017, outstanding revolving loans, which included $128 million and $117 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 4.23% and 3.69% per annum, respectively. The term loan accrued interest at a rate of 4.27% and 3.07% as of December 31, 2018 and 2017, respectively. Letters of credit of approximately $88.2 million and $157.1 million were issued as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, letters of credit fees accrued at 0.875% and 0.625% per annum, respectively, for performance standby letters of credit, and at 1.75% and 1.50% per annum, respectively, for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2018 and 2017, availability for revolving loans totaled $554.9 million and $565.2 million, respectively, or up to $554.9 million and $492.9 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $91.9 million and $183.4 million of availability in either Canadian dollars or Mexican pesos as of December 31, 2018 and 2017, respectively. The unused facility fee as of December 31, 2018 and 2017 accrued at a rate of 0.35% and 0.25%, respectively.
The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions. Under the Credit Facility, if the “Loan Party EBITDA,” as defined, as of the last four consecutive fiscal quarters does not represent at least 70% of the “Adjusted Consolidated EBITDA,” as defined in the Credit Facility, for such period, then the Company must designate additional subsidiaries as Guarantor Subsidiaries, and cause them to join the applicable guaranty and security agreements to the Credit Facility. Additionally, any domestic subsidiary with consolidated EBITDA of at least 15% of the Adjusted Consolidated EBITDA must become a Guarantor Subsidiary and join the applicable guaranty and security agreements.
The Credit Facility requires that the Company maintain a Maximum Consolidated Leverage Ratio, as defined, of 3.50 (subject to the Acquisition Adjustment described below). The Credit Facility also requires that the Company maintain a Minimum Consolidated Interest Coverage Ratio, as defined, of 3.00. The Credit Facility provides that, for purposes of calculating the Consolidated Leverage Ratio, certain cash charges may be added back to the calculation of Consolidated EBITDA, as defined in the Credit Facility, and funded indebtedness excludes undrawn standby performance letters of credit and is further reduced by unrestricted cash over certain thresholds. Additionally, notwithstanding the terms discussed above, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $50 million occurs during a fiscal quarter, the Consolidated Leverage Ratio may be temporarily increased to up to 3.75 during such fiscal quarter and the subsequent two fiscal quarters. Such right may be exercised no more than two times during the term of the Credit Facility. Subject to customary exceptions, the Credit Facility limits the borrowers’ and the Guarantor Subsidiaries’ ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, capital expenditures, asset sales, debt prepayments, lien incurrence and the making of cash distributions or repurchases of capital stock. However, distributions payable solely in capital stock are permitted. The Credit Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Facility obligations.
Other Credit Facilities. The Company has other credit facilities that support: (i) the working capital requirements of its foreign operations, and (ii) certain letter of credit issuances. Borrowings under the Company’s foreign credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. As of both December 31, 2018 and 2017, maximum borrowing capacity totaled Canadian $20.0 million, or approximately $14.7 million and $15.9 million, respectively. As of December 31, 2018, there were no outstanding borrowings, and as of December 31, 2017, outstanding borrowings totaled approximately $10.4 million and accrued interest at a weighted average rate of 4.0%. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, which are included within other debt obligations in the table above, are classified within long-term debt in the Company’s consolidated balance sheets. Additionally, the Company has a separate credit facility, which is renewable on an annual basis, under which it may issue up to $50.0 million of performance standby letters of credit.  As of December 31, 2018, letters of credit issued under this facility totaled $40.2 million and accrued fees at 0.75% per annum.
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
The Company has the option to redeem all or a portion of the 4.875% Senior Notes at any time at the redemption prices set forth in the indenture that governs the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) plus accrued and unpaid interest, if any, to the redemption date. The 4.875% Senior Notes Indenture, among other things, generally limits the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to (i) incur additional debt and issue preferred stock, (ii) create liens, (iii) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (iv) place limitations on distributions from certain subsidiaries, (v) issue guarantees, (vi) issue or sell the capital stock of certain subsidiaries, (vii) sell assets, (viii) enter into transactions with affiliates and (ix) effect mergers. The 4.875% Senior Notes Indenture provides for customary events of default, as well as customary remedies upon an event of default, as defined in the 4.875% Senior Notes Indenture, including acceleration of repayment of outstanding amounts.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of December 31, 2018 and 2017.
Contractual Maturities of Debt and Capital Lease Obligations
Contractual maturities of MasTec’s debt and capital lease obligations as of December 31, 2018 were as follows (in millions):

2019	$83.1
2020	76.2
2021	63.4
2022	792.9
2023	401.4
Thereafter	—
Total	$1,417.0
As of both December 31, 2018 and 2017, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $7.4 million.

Note 8 – Lease Obligations
Capital Leases
MasTec enters into agreements that provide lease financing for machinery and equipment. Leases meeting certain criteria are capitalized, with the related asset recorded in property and equipment and a corresponding amount recorded within the Company’s debt obligations. Capital lease additions are reflected in the consolidated statements of cash flows within the supplemental disclosures of non-cash information. The gross amount of assets held under capital leases as of December 31, 2018 and 2017, which are included within property and equipment, net, totaled $337.6 million and $418.0 million, respectively. Assets held under capital leases, net of accumulated depreciation, totaled $246.8 million and $277.3 million as of December 31, 2018 and 2017, respectively.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 15 - Related Party Transactions. These leases allow the Company to conserve cash and provide flexibility in that the Company pays a monthly rental fee for the use of related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. For operating leases with purchase options, the option to purchase equipment is at estimated fair market value. Rent and related expense for operating leases that have non-cancelable terms in excess of one year totaled approximately $115.0 million, $104.2 million and $100.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company also incurred rent and related expense for facilities, vehicles and equipment having original terms of one year or less totaling approximately $472.1 million, $461.0 million and $298.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future Lease Commitments
Future minimum lease commitments under capital leases and non-cancelable operating leases, including escalation clauses in effect as of December 31, 2018, were as follows (in millions):

	Capital Leases	Operating Leases
2019	$68.2	$86.4
2020	60.2	60.4
2021	46.7	37.1
2022	20.0	21.7
2023	1.5	12.1
Thereafter	—	21.8
Total minimum lease payments	$196.6	$239.5
Less amounts representing interest	(13.4)
Total capital lease obligations, net of interest	$183.2
Less current portion	(63.1)
Long-term portion of capital lease obligations, net of interest	$120.1

See Note 1 - Business, Basis of Presentation and Significant Accounting Policies for information pertaining to the Company’s January 1, 2019 adoption of ASU 2016-02, Leases (Topic 842), which, together with its related clarifying ASUs, provided revised guidance for lease accounting and related disclosure requirements.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company’s stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance, include: the MasTec, Inc. 2013 Incentive Compensation Plan (as amended from time to time, the “2013 Incentive Plan”), the MasTec, Inc. Bargaining Units Employee Stock Purchase Plan (the “2013 Bargaining Units ESPP”) and the MasTec, Inc. 2011 Amended and Restated Employee Stock Purchase Plan (the “2011 ESPP,” and, together with the 2013 Bargaining Units ESPP, the “ESPPs”). The 2013 Incentive Plan permits a total of approximately 7,391,000 shares of the Company’s common stock to be issued. Under the Company’s ESPPs, shares of the Company’s common stock are available for purchase by eligible participants, which collectively permit the issuance of up to 3,000,000 new shares of MasTec, Inc. common stock. Under all stock-based compensation plans in effect as of December 31, 2018, including ESPPs, there were approximately 4,429,000 shares available for future grant.
Non-cash stock-based compensation expense under all plans totaled $13.5 million, $15.7 million and $15.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $4.9 million, $11.2 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $1.6 million and $5.4 million for the years ended December 31, 2018 and 2017, respectively, and a net tax deficiency of $0.1 million for the year ended December 31, 2016.

Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of December 31, 2018 was approximately $24.4 million, which is expected to be recognized over a weighted average period of approximately 2.3 years. The intrinsic value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $16.6 million, $39.7 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2016	1,970,586	$21.61
Granted	429,061	40.46
Vested	(899,815)	28.08
Canceled/forfeited	(51,241)	18.22
Non-vested restricted shares, as of December 31, 2017	1,448,591	$23.29
Granted	423,596	41.41
Vested	(554,900)	17.73
Canceled/forfeited	(47,054)	22.26
Non-vested restricted shares, as of December 31, 2018	1,270,233	$31.80

(a)	Includes 18,700, 27,550 and 43,300 restricted stock units as of December 31, 2018, 2017 and 2016, respectively.
Employee Stock Purchase Plans
The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
Cash proceeds (in millions)	$4.2	$3.3	$2.7
Common shares issued	110,506	92,145	144,183
Weighted average price per share	$37.98	$35.92	$18.55
Weighted average per share grant date fair value	$9.36	$9.24	$5.00
Stock Options
The Company previously granted options to purchase its common stock to eligible participants, of which all remaining stock options were exercised in 2016. The intrinsic value of options exercised in 2016 totaled $1.8 million, and related proceeds, net of shares withheld in cashless option exercises, totaled $2.1 million.
401(k) Plan. MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 75% of their pre-tax annual compensation to the 401(k) plan. The Company’s matching contribution is equal to 100% of the first 3% of the employee’s salary and 50% of the next 2% of the employee’s salary, up to a maximum 4% employer match. Discretionary matching contributions, which are payable 50% in shares of MasTec common stock and 50% in cash, are paid quarterly. During the years ended December 31, 2018, 2017 and 2016, matching contributions totaled approximately $13.4 million, $11.9 million and $11.1 million, respectively.
Deferred Compensation Plans. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. The Company also offers a deferred compensation plan to its Board of Directors, under which directors may elect to defer the receipt of compensation for their services. Total deferred compensation plan assets, which are included within other long-term assets in the consolidated balance sheets, totaled $10.0 million and $9.4 million as of December 31, 2018 and 2017, respectively. Total deferred compensation plan liabilities, which are included within other long-term liabilities in the consolidated balance sheets, totaled $10.2 million and $9.7 million as of December 31, 2018 and 2017, respectively.
Note 10 – Other Retirement Plans
Multiemployer Plans.
As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, certain of MasTec’s subsidiaries, including certain subsidiaries in Canada, are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to MEPPs. The PPA defines the funding rules for defined benefit pension plans and establishes funding classifications for U.S.-registered multiemployer pension plans. Under the PPA, plans are classified into one of the following five categories, based on multiple factors, also referred to as a plan’s “zone status”: Green (safe), Yellow

(endangered), Orange (seriously endangered), and Red (critical or critical and declining). Factors included in the determination of a plan’s zone status include: funded percentage, cash flow position and whether the plan is projecting a minimum funding deficiency.
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
Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions (in millions) For the Years Ended December 31,						Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2018		2017		2016	Expiration Date of CBA	2018	As of		2017	As of		FIP/RP Status	Surcharge
Pipeline Industry Pension Fund	736146433	001	$20.7		$28.8		$15.9	05/31/2020	Green	12/31/2017	(a)	Green	12/31/2016	(a)	NA	No
Central Pension Fund of the IUOE & Participating Employers	366052390	001	20.4		21.6		19.3	05/31/2020	Green	01/31/2018		Green	01/31/2017		NA	No
Teamsters National Pipe Line Pension Plan	461102851	001	7.4		7.6		3.6	05/31/2020	Green	12/31/2017	(a)	Green	12/31/2016	(a)	NA	No
International Union of Operating Engineers Local 132 Pension Fund	556015364	001	5.6		2.3		0.2	05/31/2020	Green	03/31/2018		Green	03/31/2017		NA	No
West Virginia Laborers' Pension Trust Fund	556026775	001	4.5		3.0		0.5	05/31/2020	Green	03/31/2018	(a)	Green	03/31/2017		NA	No
Laborers' National Pension Fund	751280827	001	4.1		3.5		3.0	05/31/2020	Red	12/31/2017		Green	12/31/2016		Implemented	No
Laborers' Pension Fund of Roanoke, Virginia	546111015	001	2.5		0.1		0.2	05/31/2020	Green	09/30/2017		Green	09/30/2016	(a)	NA	No
IBEW Local 1249 Pension Plan	156035161	001	2.2		1.5		1.1	05/02/2021	Yellow	12/31/2017		Yellow	12/31/2016		Implemented	No
Ohio Operating Engineers Pension Plan	316129968	001	2.1		4.9		—	05/31/2020	Green	07/31/2017		Green	07/31/2016		NA	No
Laborers' Local Union No. 158 Pension Plan	236580323	001	1.5		1.8		0.4	04/30/2020	Green	12/31/2017	(a)	Green	12/31/2016		NA	No
Employer - Teamsters Local Nos. 175 & 505 Pension Trust Fund	556021850	001	1.5		0.3		—	05/31/2020	Red	12/31/2017	(b)	Red	12/31/2016	(b)	Implemented	No
Michigan Laborers' Pension Plan	386233976	001	1.5		2.0		1.1	05/31/2020	Yellow	08/31/2018		Yellow	08/31/2017	(b)	Implemented	No
National Electrical Benefit Fund	530181657	001	1.4		1.8		1.7	Varies through 5/31/2021	Green	12/31/2017		Green	12/31/2016		NA	No
Laborers' District Council of Western Pennsylvania Pension Fund	256135576	001	1.4		0.6		0.2	12/31/2020	Red	12/31/2017		Red	12/31/2016		Implemented	No
Operating Engineers' Local 324 Pension Fund	381900637	001	0.6		2.1		—	05/31/2020	Red	04/30/2018		Red	04/30/2017		Implemented	No
Other funds			15.0	(c)	10.2	(c)	12.7	(c)
Total multiemployer pension plan contributions			$92.4		$92.1		$59.9

(a)	The Company’s contributions to this plan represent greater than 5% of the plan’s total contributions.

(b)	This plan has utilized extended amortization provisions, which provide plans with extensions of time to amortize pension funding shortfalls.

(c)
The 2018, 2017 and 2016 contributions include approximately $0.2 million, $0.7 million and $0.9 million, respectively, for Canadian multiemployer pension plans. Canadian multiemployer pension plans are not subject to the provisions of ERISA or the funding rules under the PPA that apply to U.S. registered multiemployer pension plans. Contributions to Canadian multiemployer pension plans are based on fixed amounts per hour per employee for employees covered under these plans.

The number of union employees employed at a given time, and the plans in which they participate, varies depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans, and the related number of employees covered by these plans, including with respect to the Company’s Canadian operations for the periods indicated, were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
For the Years Ended December 31:	Low	High	Pension	Other Multiemployer	Total
2018	1,626	6,336	$92.4	$7.3	$99.7
2017	550	7,057	$92.1	$10.3	$102.4
2016	550	4,910	$59.9	$10.1	$70.0

The fluctuations in the number of employees covered under multiemployer plans and related contributions in the table above related primarily to timing of activity for the Company’s union resource-based projects, the majority of which are within its oil and gas operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase of shares of MasTec common stock from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases is determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The Company’s share repurchase programs do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, are funded with available cash or with availability under the Credit Facility. The Company may use either authorized and unissued shares or treasury shares to meet share issuance requirements.
During the year ended December 31, 2018, the Company repurchased approximately 7.2 million shares of its common stock for an aggregate purchase price of $319.0 million, of which approximately $5.1 million was settled in January 2019. As of December 31, 2018, $129.4 million was available for future share repurchases under all of the Company’s open share repurchase programs.
Share repurchase activity in 2018 was completed under several share repurchase programs, including: (i) 2.0 million shares repurchased for $98.4 million under a now completed $100 million share repurchase program that was established in 2016; (ii) 2.3 million shares repurchased under a separate $100 million share repurchase program that was authorized on March 29, 2018 and completed in the third quarter of 2018; and (iii) 2.9 million shares repurchased for $120.6 million under a $150 million share repurchase program that was authorized on September 11, 2018. As of December 31, 2018, $29.4 million was available for future share repurchases under the September 2018 program, and $100.0 million was available under a new share repurchase program that was authorized on December 21, 2018.
During the year ended December 31, 2017, the Company repurchased 38.8 thousand shares of its common stock for an aggregate purchase price of $1.6 million under the now completed 2016 $100 million share repurchase program. No shares were repurchased during the year ended December 31, 2016.
Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income (loss) is a measure of net income (loss) and other changes in equity that result from transactions other than those with shareholders. Comprehensive income (loss) and related accumulated comprehensive income (loss) balances, consist of net income (loss), foreign currency translation adjustments, primarily from fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, unrealized gains and losses from certain investment activities and net income (loss) attributable to non-controlling interests.
Unrealized foreign currency activity for the three years in the period ended December 31, 2018 is primarily related to translation gains and losses resulting from the Company’s Canadian operations. Unrealized investment activity for the years ended December 31, 2018 and 2017 relates to unrealized gains and losses on interest rate swaps associated with the Waha JVs.

A rollforward of activity within accumulated other comprehensive income (loss) for the periods indicated was as follows (in thousands):

	For the Years Ended December 31,
	2018			2017			2016
	Foreign Currency	Other	Total	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(62,851)	$(861)	$(63,712)	$(64,478)	$(1,336)	$(65,814)	$(67,063)	$(5,288)	$(72,351)
Unrealized (losses) gains, net of tax	(2,645)	5,863	3,218	1,627	475	2,102	2,585	3,952	6,537
Balance as of December 31	$(65,496)	$5,002	$(60,494)	$(62,851)	$(861)	$(63,712)	$(64,478)	$(1,336)	$(65,814)
Note 12 – Income Taxes
The components of income before income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Domestic	$341.1	$334.9	$202.4
Foreign	24.2	36.9	23.4
Total	$365.3	$371.8	$225.8
The provision for income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Current:
Federal	$26.7	$(6.0)	$85.8
Foreign	9.4	11.5	3.0
State and local	10.5	(0.8)	6.7
	$46.6	$4.7	$95.5
Deferred:
Federal	$43.9	$18.2	$6.1
Foreign	3.3	(7.5)	(6.8)
State and local	12.3	7.6	(3.0)
	$59.5	$18.3	$(3.7)
Provision for income taxes	$106.1	$22.9	$91.8

The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated were as follows (in millions):

	December 31,
	2018	2017
Deferred tax assets:
Accrued insurance	$25.9	$24.6
Operating loss carryforwards and tax credits	67.7	54.9
Compensation and benefits	15.2	7.5
Bad debt	2.4	1.2
Unrealized gains and losses	—	11.4
Other	8.4	7.9
Valuation allowance	(40.6)	(40.5)
Total deferred tax assets	$79.0	$67.0
Deferred tax liabilities:
Property and equipment	$146.3	$104.1
Goodwill	55.6	56.7
Other intangible assets	28.1	28.7
Gain on remeasurement of equity investee	7.1	6.9
Revenue recognition	21.6	11.3
Investments in unconsolidated entities	67.9	52.8
Other	16.1	11.0
Total deferred tax liabilities	$342.7	$271.5
Net deferred tax liabilities	$(263.7)	$(204.5)
In assessing the ability to realize the Company’s deferred tax assets, management considers whether it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the Company’s projected future taxable income and prudent and feasible tax planning strategies in making this assessment. The Company’s valuation allowances as of December 31, 2018 and 2017 are related primarily to foreign net operating losses and deferred tax assets.
The Company’s deferred tax assets for its state net operating loss carryforwards, which may be carried forward between 5 and 20 years depending on the jurisdiction, totaled approximately $11.9 million and $12.3 million as of December 31, 2018 and 2017, respectively. The Company’s deferred tax assets for its foreign net operating loss carryforwards, which are primarily related to the Company’s Canadian operations, totaled approximately $50.8 million and $38.4 million as of December 31, 2018 and 2017, respectively. The Canadian net operating loss carryforwards, which make up the majority of the foreign net operating loss carryforwards, begin to expire in 2033. The Company’s deferred tax assets for its federal net operating loss carryforwards, which begin to expire in 2022, totaled approximately $0.2 million as of both December 31, 2018 and 2017.
In December 2017, the 2017 Tax Act was enacted, which includes broad tax reform that is applicable to the Company. Under the provisions of the 2017 Tax Act, the U.S. corporate tax rate decreased from 35% to 21% effective January 1, 2018. As a result, the U.S. deferred income tax balances were adjusted in 2017 when the 2017 Tax Act was enacted. The Company completed an initial remeasurement of its deferred tax assets and liabilities as of December 31, 2017 as a result of this new tax law, which resulted in a non-cash tax benefit of $120.1 million for the year ended December 31, 2017. Due to the complexities involved in accounting for the enactment of the 2017 Tax Act, SEC Staff Accounting Bulletin (SAB 118), which was codified in March 2018 under ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amended Topic 740, allowed the Company to provide a provisional estimate of the effects of the 2017 Tax Act, with a measurement period of up to one year within which to finalize such estimates. The year provided under SAB 118 to make adjustments to these initial estimates was completed for the Company on December 22, 2018, and the Company has finalized making such provisional adjustments. However, since many provisions of the 2017 Tax Act still do not have final guidance issued, it may be necessary for the Company to make future adjustments based on such new guidance. The Company recognized a net tax benefit of approximately $16.4 million for the year ended December 31, 2018 related to revisions of its initial estimates under the 2017 Tax Act, primarily from finalization of its tax return for the year ended December 31, 2017, as well as from certain tax accounting method changes and other adjustments.
As of December 31, 2018, because of the 2017 Tax Act, the Company will generally be free of additional U.S. federal tax consequences on distributed foreign subsidiary earnings due to a dividends received deduction implemented as part of the move to a territorial tax system. The Company has not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings are insignificant and are intended to be indefinitely reinvested outside the United States. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future.

A reconciliation of the U.S. statutory federal income tax rate related to pretax income to the effective tax rate for the periods indicated is as follows:

	For the Years Ended December 31,
	2018	2017	2016
U.S. statutory federal rate applied to pretax income	21.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.2	2.0	2.6
Foreign tax rate differential	1.5	0.3	(0.1)
Non-deductible expenses	1.7	2.2	4.4
Goodwill and intangible assets	3.6	(0.0)	(0.7)
Change in tax rate	(2.8)	(32.3)	(1.9)
Domestic production activities deduction	0.0	(0.2)	(2.9)
Other	(2.4)	(0.7)	(0.1)
Tax credits	(0.4)	(2.8)	(0.0)
Valuation allowance for deferred tax assets	2.6	2.7	4.3
Effective income tax rate	29.0%	6.2%	40.6%
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
A reconciliation of the beginning and ending amount of uncertain tax positions including interest and penalties is as follows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Beginning balance	$8.1	$—	$—
Additions based on tax positions related to the current year	2.7	3.2	—
Additions for tax positions of prior years	—	4.9	—
Reductions for tax positions of prior years	(1.4)	—	—
Ending balance	$9.4	$8.1	$—
The Company classifies interest and penalties on uncertain tax positions as a component of income tax expense in the consolidated statements of operations. Accrued interest and penalties related to uncertain tax positions are $0.8 million as of December 31, 2018, of which $0.7 million is included in income tax expense for the year ended December 31, 2018. If the Company were to recognize its gross unrecognized tax benefits as of December 31, 2018, approximately $9.4 million, including interest and penalties, would affect the Company’s effective tax rate.
The IRS has completed its examination of the Company’s federal income tax return for the calendar year 2015 with no adjustments. The Company has been notified by the IRS that its 2016 federal income tax return will be examined. Certain state taxing authorities are examining various years. The final outcome of these examinations is not yet determinable. With few exceptions, as of December 31, 2018, the Company is no longer subject to state examinations by taxing authorities for years before 2015.
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, infrastructure for utilities, among others. MasTec performs engineering, construction and maintenance services on oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of power facilities, including renewables, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of heavy civil and industrial infrastructure. The Other segment includes equity investees, the services of which vary from those provided by the Company’s primary segments, as well as other small business units that perform construction and other services for a variety of international end-markets.
The accounting policies of the reportable segments are the same as those described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies. Intercompany revenue and costs among the reportable segments are de minimis and accounted for as if the sales were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenue and costs between entities within a reportable segment are eliminated to arrive at segment totals. Eliminations between segments are separately presented. Corporate results include amounts related to corporate functions such as administrative costs, professional fees, acquisition-related transaction costs (exclusive of acquisition integration costs, which are included within the segment results of the acquired businesses), and other discrete items, such as goodwill and/or intangible asset impairment. Segment results include certain allocations of centralized costs such as general liability, medical and workers’ compensation insurance and certain information technology costs. Income tax expense, which is recorded within corporate results, is managed on a consolidated basis and is not allocated to the reportable segments.
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
For the year ended December 31, 2018, Corporate EBITDA included $47.7 million of goodwill impairment charges. For the year ended December 31, 2018, Other segment EBITDA included project gains of $1.0 million from a proportionately consolidated non-controlled Canadian joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, whereas for the years ended December 31, 2017 and 2016, Other segment EBITDA included project losses from this non-controlled joint venture of $7.9 million and $5.1 million, respectively. For the year ended December 31, 2016, EBITDA for the Oil and Gas and Electrical Transmission segments included certain project losses of $13.5 million and $15.1 million, respectively, and restructuring charges of $6.3 million and $8.9 million, respectively.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables, including a reconciliation of consolidated income before income taxes to EBITDA, all of which are presented in millions. The tables below may contain slight summation differences due to rounding.

	For the Years Ended December 31,
Revenue:	2018	2017	2016
Communications (a)	$2,556.8	$2,424.4	$2,323.6
Oil and Gas	3,288.7	3,497.2	2,024.4
Electrical Transmission	397.3	378.2	383.8
Power Generation and Industrial	665.0	299.9	405.7
Other	3.5	20.8	15.9
Eliminations	(1.9)	(13.5)	(18.7)
Consolidated revenue	$6,909.4	$6,607.0	$5,134.7

(a)	Revenue generated primarily by utilities customers represented 14.9%, 13.4% and 11.1% of Communications segment revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

	For the Years Ended December 31,
EBITDA:	2018	2017	2016
Communications	$290.4	$247.4	$244.6
Oil and Gas	451.6	402.2	297.3
Electrical Transmission	10.5	17.6	(42.9)
Power Generation and Industrial	40.4	22.6	18.3
Other	24.4	19.8	(2.6)
Corporate	(156.4)	(88.7)	(73.1)
Consolidated EBITDA	$660.8	$620.9	$441.5

	For the Years Ended December 31,
Depreciation and Amortization:	2018	2017	2016
Communications	$59.3	$53.2	$50.3
Oil and Gas	113.7	96.7	78.4
Electrical Transmission	19.8	22.8	23.2
Power Generation and Industrial	13.7	9.1	6.2
Other	0.1	0.1	0.1
Corporate	6.3	6.1	6.7
Consolidated depreciation and amortization	$212.9	$188.0	$164.9

	As of December 31,
Assets:	2018	2017	2016
Communications	$1,461.7	$1,314.4	$1,156.9
Oil and Gas	1,965.3	1,762.6	1,267.2
Electrical Transmission	423.9	471.4	419.1
Power Generation and Industrial	358.7	288.6	268.1
Other	193.9	153.2	27.7
Corporate	36.5	76.4	44.1
Consolidated segment assets	$4,440.0	$4,066.6	$3,183.1

	For the Years Ended December 31,
Capital Expenditures:	2018	2017	2016
Communications	$69.3	$40.5	$28.5
Oil and Gas	83.5	57.7	64.0
Electrical Transmission	10.2	14.9	19.8
Power Generation and Industrial	6.5	5.4	3.4
Other	0.0	0.0	0.3
Corporate	10.9	4.9	1.1
Consolidated capital expenditures	$180.4	$123.4	$117.1

	For the Years Ended December 31,
EBITDA Reconciliation:	2018	2017	2016
Income before income taxes	$365.3	$371.8	$225.8
Plus:
Interest expense, net	82.6	61.0	50.7
Depreciation and amortization	212.9	188.0	164.9
Consolidated EBITDA	$660.8	$620.9	$441.5
Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico. For the years ended December 31, 2018, 2017 and 2016, revenue of $6.7 billion, $6.4 billion and $4.9 billion, respectively, was derived from U.S. operations, and revenue of $164.3 million, $211.5 million and $279.7 million, respectively, was derived from foreign operations, the majority of which was from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $707.4 million, $649.5 million and $475.3 million as of December 31, 2018, 2017 and 2016, respectively, and, for the Company’s businesses in foreign countries, the majority of which are in Canada, totaled $40.4 million, $57.0 million and $73.8 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.2 billion as of both December 31, 2018 and 2017, and $1.1 billion as of December 31, 2016, and, for the Company’s businesses in foreign countries, the majority of which are in Canada, totaled approximately $61.5 million, $112.8 million and $107.8 million, respectively. As of both December 31, 2018 and 2017, amounts due from customers from which foreign revenue was derived accounted for approximately 5% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC, and as of December 31, 2016, accounted for approximately 8% of the Company’s consolidated net accounts receivable position.

Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Years Ended December 31,
	2018	2017	2016
Customer:
AT&T (including DIRECTV®) (a)	23%	25%	34%
EQT Corporation (b)	20%	—%	—%
Energy Transfer affiliates (c)	14%	40%	27%

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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2018 and 2017, there were $128.4 million and $157.1 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of December 31, 2018 or 2017.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2018 and 2017, outstanding performance and payment bonds approximated $123.6 million and $119.7 million, respectively, and estimated costs to complete projects secured by these bonds totaled $53.0 million and $46.0 million as of December 31, 2018 and 2017, respectively. These amounts do not include performance and payment bonds associated with the Company’s equity investments.
Investment Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. The Company also holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture that was underway when the Company acquired Pacer in 2014, whose sole activity involves the construction of a bridge, a business in which the Company does not otherwise engage. This joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, automatically terminates upon completion of the project. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of December 31, 2018, the Company was not aware of circumstances that would reasonably lead to material future claims against it in connection with these arrangements. Advances on project work associated with the Company’s proportionately consolidated contractual joint ventures, which are reflected within other current liabilities, totaled $7.0 million as of December 31, 2018.
The Company has other investment arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional details regarding the Company’s other investment arrangements.

Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of December 31, 2018 and 2017, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $108.9 million and $106.2 million, respectively, of which $70.8 million and $72.2 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $2.9 million and $2.6 million as of December 31, 2018 and 2017, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $67.6 million and $88.9 million as of December 31, 2018 and 2017, respectively. Outstanding surety bonds related to self-insurance programs amounted to $34.8 million and $15.2 million as of December 31, 2018 and 2017, respectively. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets, amounted to $1.6 million for these policies as of both December 31, 2018 and 2017.
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
The Company currently contributes, and in the past has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. The Company, along with other members of the Pipe Line Contractors Association, voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”) in 2011, for which the Company established and paid a $6.4 million withdrawal liability. In 2017, the Company recognized $0.7 million of expense in connection with the expected final settlement of the Central States withdrawal, which matter was concluded in 2018. The Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future.
Based upon the information available to the Company from plan administrators as of December 31, 2018, several of the MEPPs in which it participates are underfunded and, as a result, the Company could be required to increase its contributions, including in the form of a surcharge on future benefit contributions. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2018 and 2017, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Concentrations of Risk. The Company is subject to certain risk factors, including, but not limited to: risks related to customer consolidation, rapid technological and regulatory changes; changes in customers’ capital spending plans; risks related to market conditions and/or economic downturns; competition; the ability to manage projects effectively and in accordance with management’s estimates; customer disputes related to the performance of services; the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice; seasonality, adverse weather conditions and fluctuations in operational factors; potential exposure to environmental liabilities; risks related to the Company’s acquisitions and investment arrangements, including acquisition integration and financing; recoverability of goodwill; exposure from system or information technology interruptions; governmental and/or regulatory changes or other factors affecting the industries in which the Company operates; collectibility of receivables and resolution of unapproved change orders; availability of qualified employees; the adequacy of our reserves; exposure to litigation; exposure related to foreign operations; and exposure to multiemployer pension plan liabilities. The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and maintains a diverse customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. MasTec’s customers include: public and private energy providers; pipeline operators; wireless and wireline/fiber service providers; broadband operators; install-to-the-home service providers; and government entities. The industries served by MasTec’s customers include, among others: communications; and utilities (including petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; heavy civil and industrial infrastructure). The Company had approximately 470 customers for the year ended December 31, 2018. As of December 31, 2018, three customers each accounted for approximately 26%, 18% and 12%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC. As of December 31, 2017, two customers each accounted for approximately 46% and 15%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 72%, 78% and 76%, of its revenue from its top ten customers for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to certain entities, including entities that are associated with members of subsidiary management. For the years ended December 31, 2018, 2017 and 2016, related party lease payments to such entities for operational facilities and equipment totaled approximately $46.9 million, $46.8 million and $43.3 million, respectively. Payables associated with these related party lease payments totaled approximately $1.5 million and $0.1 million as of December 31, 2018 and 2017, respectively. Additionally, payments to such related party entities for various types of supplies and services, including ancillary construction services, project-related site restoration and marketing and business development activities totaled approximately $87.5 million, $63.9 million and $27.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, related amounts payable totaled approximately $15.8 million and $5.2 million, respectively. Revenue from equipment rentals to such related party entities totaled approximately $0.9 million for the year ended December 31, 2018, and related amounts receivable totaled approximately $0.2 million as of December 31, 2018.
In 2017, the Company entered into an arrangement to perform certain construction services for two entities, of which a member of subsidiary management is a minority owner. Revenue from these arrangements totaled approximately $9.4 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively. Related amounts receivable, net of BIEC, totaled approximately $0.1 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively. In 2017, MasTec acquired an oil and gas pipeline equipment company that was formerly owned by a member of subsidiary management for approximately $40.6 million in cash and an estimated earn-out liability of $75.5 million, as adjusted, of which $5.7 million was paid in the second quarter of 2018. MasTec previously leased equipment from this company. In February 2018, MasTec acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, was a minority owner, for approximately $6.1 million in cash and an estimated earn-out liability of approximately $1.4 million, net, as adjusted. The net assets acquired included notes payable to the former owners totaling approximately $2.6 million, which amount was subsequently repaid. For the year ended December 31, 2018, advances made by the Company on behalf of this entity totaled approximately $1.0 million, which amount was outstanding as of that date, and is expected to be settled under customary terms associated with the related purchase agreement.
The Company rents equipment from CCI, in which it has a 15% equity investment. Juan Carlos Mas serves as the chairman of CCI, and a member of management of a MasTec subsidiary is a minority owner. For the years ended December 31, 2018, 2017 and 2016, MasTec paid CCI approximately $57.6 million, $54.9 million and $24.5 million, net of rebates, respectively, for equipment supplies, rentals, leases and servicing. Amounts payable to CCI, net of rebates receivable, totaled approximately $4.9 million as of December 31, 2018, and as of December 31, 2017, were de minimis. The Company has also rented equipment to CCI. Revenue from equipment rentals to CCI totaled approximately $0.3 million for the year ended December 31, 2018, which amount was outstanding as of December 31, 2018.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the years ended December 31, 2018, 2017 and 2016, MasTec incurred approximately $9.9 million, $78.0 million and $12.9 million, respectively, of expenses under this subcontracting arrangement, and during 2016, sold equipment totaling $0.3 million to this entity. As of December 31, 2018 and 2017, related amounts payable totaled $0.4 million and $2.0 million, respectively.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a majority interest. For each of the years ended December 31, 2018, 2017 and 2016, MasTec charged approximately $0.8 million to this customer. As of December 31, 2018 and 2017, outstanding receivables related to this employee leasing arrangement totaled approximately $0.3 million and $0.2 million, respectively. The Company also provides satellite communication services to this customer. For the years ended December 31, 2018, 2017 and 2016, revenue from satellite communication services provided to this customer totaled approximately $0.9 million, $0.8 million and $0.9 million, respectively. As of both December 31, 2018 and 2017, amounts receivable from this arrangement totaled approximately $0.3 million.
MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and José R. Mas. For each of the years ended December 31, 2018, 2017 and 2016, lease payments associated with this property totaled approximately $48,000.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For the years ended December 31, 2018, 2017 and 2016, MasTec paid approximately $2.7 million, $2.0 million and $2.6 million, respectively, under this leasing arrangement. As of both December 31, 2018 and 2017, related amounts payable were de minimis.
The Company has a 40% interest in an entity associated with an acquisition that is accounted for as an equity method investment. The acquired business had a related party vendor financing arrangement that was completed in 2017. Payments made under this arrangement totaled $5.3 million for the year ended December 31, 2017, with no amounts outstanding as of December 31, 2017. Additionally, as of December 31, 2017, there were advances outstanding from this entity, net, totaling approximately $0.3 million, which amounts were settled in 2018.
The Company’s Pacer subsidiary has a subcontracting arrangement with a contractual joint venture in which it holds a 35% undivided interest. For the years ended December 31, 2018, 2017 and 2016, revenue recognized by the Company in connection with this arrangement totaled approximately $0.6 million, $1.5 million and $1.0 million, respectively. Accounts receivable, net of BIEC, from this contractual joint venture was de minimis as of December 31, 2018, and totaled $0.8 million as of December 31, 2017. Outstanding performance guarantees on behalf of this contractual joint venture totaled Canadian $26.4 million and $132.1 million as of December 31, 2018 and 2017, respectively, or approximately $19.4 million and $105.1 million. This project was almost fully complete as of December 31, 2018. Additionally, the Company provided project-related financing in connection with this contractual joint venture of approximately $2.7 million, $7.2 million and $6.8 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. For the years ended December 31, 2018 and 2017, the Company made distributions of earnings to holders of its non-controlling interests of $0.6 million and $1.3 million, respectively. In October 2017, the Company acquired the remaining non-controlling interests of one of these entities, with which it previously had a subcontracting arrangement for the performance of ancillary oil and gas construction services, for approximately $21.4 million in cash and an estimated earn-out liability of $9.7 million, as adjusted, of which $4.6 million was paid in 2018. Cash paid to acquire the remaining interests of this entity is reflected within payments to non-controlling interests in the consolidated statements of cash flows, and the earn-out liability is reflected within other current and other long-term liabilities, as appropriate, in the consolidated balance sheets.
Split Dollar Agreements
MasTec has a split dollar life insurance agreement with (i) Jorge Mas, and José R. Mas and Juan Carlos Mas, as trustees of the Jorge Mas Irrevocable Trust (the “Jorge Mas trust”); and (ii) José R. Mas, and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the José Ramon Mas Irrevocable Trust (the “José R. Mas trust”), both of which were amended and restated in February 2018. Details of the amended and restated split dollar life insurance agreements with each of Jorge and José R. Mas (each a “Covered Executive”) are summarized below.
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
The Company paid approximately $1.1 million in each of the years ended December 31, 2018, 2017 and 2016 in connection with the split dollar agreements for Jorge Mas, and paid approximately $0.7 million in each of the years ended December 31, 2018, 2017 and 2016 in connection with the split dollar agreements for José R. Mas. Life insurance assets associated with these agreements, which amounts are included within other long-term assets, totaled $18.5 million and $16.6 million as of December 31, 2018 and 2017, respectively.
Note 16 – Quarterly Information (Unaudited)
The following table presents selected unaudited quarterly operating results for the years ended December 31, 2018 and 2017 (in millions, except per share data). The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and notes thereto. The sum of the individual quarterly amounts to the full year amounts as disclosed below may contain slight summation differences due to rounding.

	For the 2018 Quarters Ended				For the 2017 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenue	$1,396.8	$1,617.8	$1,977.2	$1,917.6	$1,158.2	$1,890.2	$1,955.8	$1,602.9
Costs of revenue, excluding depreciation and amortization	$1,237.3	$1,366.6	$1,681.4	$1,654.0	$971.1	$1,626.3	$1,726.2	$1,421.7
Net income	$26.5	$80.4	$120.5	$31.8	$40.6	$83.3	$64.2	$160.7
Net income attributable to MasTec, Inc.	$26.6	$80.5	$120.7	$31.9	$41.0	$81.7	$63.8	$160.8
Earnings per share:
Basic	$0.33	$1.02	$1.55	$0.42	$0.51	$1.01	$0.79	$1.98
Diluted	$0.32	$1.01	$1.52	$0.41	$0.50	$0.99	$0.77	$1.95
Certain transactions affecting comparisons of the Company’s quarterly results, which may not represent the amounts recognized for the full year for such transactions, include the following:

(i)	Goodwill impairment charges, pretax, totaling $47.7 million in the fourth quarter of 2018;

(ii)
Project gains on a proportionately consolidated non-controlled Canadian joint venture, pretax, totaling $1.0 million in the second quarter of 2018, and project losses from this non-controlled joint venture totaling $7.0 million in the first quarter of 2017;

(iii)	Excess tax benefits, net, from share-based compensation of $1.3 million and $5.6 million in the fourth quarters of 2018 and 2017, respectively;

(iv)
Income tax effects, primarily from the 2017 Tax Act include expense of $3.7 million in the fourth quarter of 2018, benefits of $17.9 million in the third quarter of 2018, expense of $1.5 million in the second quarter of 2018 and benefits of $120.1 million in the fourth quarter of 2017, respectively.

Note 17 – Supplemental Guarantor Condensed Consolidating Financial Information
The 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are, as of December 31, 2018, each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”).  The Company’s subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary; if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Year Ended December 31, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$6,539.3	$492.6	$(122.5)	$6,909.4
Costs of revenue, excluding depreciation and amortization	—	5,609.4	452.4	(122.5)	5,939.3
Depreciation and amortization	—	190.5	22.4	—	212.9
Goodwill impairment	—	—	47.7	—	47.7
General and administrative expenses	3.1	266.4	17.8	—	287.3
Interest expense (income), net	—	147.0	(64.4)	—	82.6
Equity in earnings of unconsolidated affiliates	—	—	(23.9)	—	(23.9)
Other expense (income), net	—	2.9	(4.7)	—	(1.8)
(Loss) income before income taxes	$(3.1)	$323.1	$45.3	$—	$365.3
Benefit from (provision for) income taxes	0.9	(94.2)	(12.8)	—	(106.1)
Net (loss) income before equity in income from subsidiaries	$(2.2)	$228.9	$32.5	$—	$259.2
Equity in income from subsidiaries, net of tax	261.9	—	—	(261.9)	—
Net income (loss)	$259.7	$228.9	$32.5	$(261.9)	$259.2
Net loss attributable to non-controlling interests	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to MasTec, Inc.	$259.7	$228.9	$32.9	$(261.9)	$259.7
Comprehensive income (loss)	$262.9	$228.9	$35.7	$(265.1)	$262.4

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Year Ended December 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$6,222.3	$457.0	$(72.3)	$6,607.0
Costs of revenue, excluding depreciation and amortization	—	5,378.6	439.0	(72.3)	5,745.3
Depreciation and amortization	—	159.1	28.9	—	188.0
General and administrative expenses	2.3	256.3	16.5	—	275.1
Interest expense (income), net	—	123.6	(62.6)	—	61.0
Equity in earnings of unconsolidated affiliates	—	—	(21.3)	—	(21.3)
Other income, net	—	(13.0)	—	—	(13.0)
(Loss) income before income taxes	$(2.3)	$317.7	$56.5	$—	$371.8
Benefit from (provision for) income taxes	0.2	(18.1)	(5.0)	—	(22.9)
Net (loss) income before equity in income from subsidiaries	$(2.1)	$299.6	$51.5	$—	$348.9
Equity in income from subsidiaries, net of tax	349.3	—	—	(349.3)	—
Net income (loss)	$347.2	$299.6	$51.5	$(349.3)	$348.9
Net income (loss) attributable to non-controlling interests	—	2.4	(0.7)	—	1.7
Net income (loss) attributable to MasTec, Inc.	$347.2	$297.2	$52.2	$(349.3)	$347.2
Comprehensive income (loss)	$349.3	$299.6	$53.6	$(351.4)	$351.0

For the Year Ended December 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$4,790.9	$353.8	$(10.0)	$5,134.7
Costs of revenue, excluding depreciation and amortization	—	4,101.2	350.9	(10.0)	4,442.1
Depreciation and amortization	—	134.2	30.7	—	164.9
General and administrative expenses	2.4	234.4	24.6	—	261.4
Interest expense (income), net	—	112.0	(61.3)	—	50.7
Equity in earnings of unconsolidated affiliates	—	—	(3.5)	—	(3.5)
Other income, net	—	—	(6.8)	—	(6.8)
(Loss) income before income taxes	$(2.4)	$209.1	$19.2	$—	$225.8
Benefit from (provision for) income taxes	0.9	(72.6)	(20.1)	—	(91.8)
Net (loss) income before equity in income from subsidiaries	$(1.5)	$136.5	$(0.9)	$—	$134.0
Equity in income from subsidiaries, net of tax	132.8	—	—	(132.8)	—
Net income (loss)	$131.3	$136.5	$(0.9)	$(132.8)	$134.0
Net income (loss) attributable to non-controlling interests	—	3.3	(0.5)	—	2.8
Net income (loss) attributable to MasTec, Inc.	$131.3	$133.2	$(0.4)	$(132.8)	$131.3
Comprehensive income (loss)	$137.8	$136.5	$5.6	$(139.3)	$140.6

CONDENSED CONSOLIDATING BALANCE SHEETS (in millions)

As of December 31, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,993.0	$248.5	$(72.5)	$2,169.0
Property and equipment, net	—	699.2	48.6	—	747.8
Goodwill and other intangible assets, net	—	1,188.0	81.7	—	1,269.7
Investments in and advances to consolidated affiliates, net	1,373.1	1,138.4	816.9	(3,328.4)	—
Other long-term assets	16.8	42.0	194.6	—	253.4
Total assets	$1,389.9	$5,060.6	$1,390.3	$(3,400.9)	$4,440.0
Liabilities and equity
Total current liabilities	$—	$1,185.9	$170.2	$(72.5)	$1,283.6
Long-term debt	—	1,319.4	4.9	—	1,324.2
Other long-term liabilities	—	429.2	10.8	—	440.1
Total liabilities	$—	$2,934.5	$185.9	$(72.5)	$3,047.9
Total equity	$1,389.9	$2,126.1	$1,204.4	$(3,328.4)	$1,392.0
Total liabilities and equity	$1,389.9	$5,060.6	$1,390.3	$(3,400.9)	$4,440.0

As of December 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,536.6	$332.9	$(17.1)	$1,852.4
Property and equipment, net	—	638.7	67.8	—	706.5
Goodwill and other intangible assets, net	—	1,187.9	141.0	—	1,328.9
Investments in and advances to consolidated affiliates, net	1,415.0	847.7	746.6	(3,009.3)	—
Other long-term assets	15.8	23.4	139.6	—	178.8
Total assets	$1,430.8	$4,234.3	$1,427.9	$(3,026.4)	$4,066.6
Liabilities and equity
Total current liabilities	$—	$778.6	$202.3	$(17.1)	$963.8
Long-term debt	—	1,269.4	11.3	—	1,280.7
Other long-term liabilities	—	379.9	8.8	—	388.7
Total liabilities	$—	$2,427.9	$222.4	$(17.1)	$2,633.2
Total equity	$1,430.8	$1,806.4	$1,205.5	$(3,009.3)	$1,433.4
Total liabilities and equity	$1,430.8	$4,234.3	$1,427.9	$(3,026.4)	$4,066.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$341.6	$188.4	$—	$530.0
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(6.7)	—	—	(6.7)
Capital expenditures	—	(174.3)	(6.1)	—	(180.4)
Proceeds from sale of property and equipment	—	26.2	13.1	—	39.4
Payments for other investments	—	(11.8)	(27.6)	—	(39.5)
Proceeds from other investments	—	—	5.4	—	5.4
Net cash used in investing activities	$—	$(166.6)	$(15.2)	$—	$(181.8)
Cash flows from financing activities:
Proceeds from credit facilities	—	3,383.9	34.3	—	3,418.2
Repayments of credit facilities	—	(3,314.8)	(44.7)	—	(3,359.5)
Repayments of other borrowings and capital lease obligations, net	—	(83.7)	(5.9)	—	(89.6)
Payments of acquisition-related contingent consideration	—	(15.9)	—	—	(15.9)
Payments to non-controlling interests, including acquisition of interests and distributions	—	(0.6)	—	—	(0.6)
Proceeds from stock-based awards, net	0.2	—	—	—	0.2
Repurchase of common stock	(313.9)	—	—	—	(313.9)
Other financing activities, net	—	—	—	—	—
Net financing activities and advances from (to) consolidated affiliates	313.7	(142.1)	(171.6)	—	—
Net cash used in financing activities	$—	$(173.2)	$(187.9)	$—	$(361.1)
Effect of currency translation on cash	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	$—	$1.8	$(14.7)	$—	$(12.9)
Cash and cash equivalents - beginning of period	—	10.1	30.3	—	40.3
Cash and cash equivalents - end of period	$—	$11.9	$15.6	$—	$27.4

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$142.9	$1.2	$—	$144.1
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(116.0)	—	—	(116.0)
Capital expenditures	—	(120.1)	(3.3)	—	(123.4)
Proceeds from sale of property and equipment	—	18.2	1.8	—	20.0
Payments for other investments	—	(3.8)	(73.3)	—	(77.1)
Proceeds from other investments	—	1.2	22.6	—	23.8
Net cash used in investing activities	$—	$(220.5)	$(52.2)	$—	$(272.7)
Cash flows from financing activities:
Proceeds from credit facilities	—	2,674.4	24.6	—	2,699.0
Repayments of credit facilities	—	(2,428.9)	(28.4)	—	(2,457.3)
Repayments of other borrowings and capital lease obligations, net	—	(61.5)	(9.6)	—	(71.1)
Payments of acquisition-related contingent consideration	—	(6.6)	—	—	(6.7)
Payments to non-controlling interests, including acquisition of interests and distributions	—	(22.7)	—	—	(22.7)
Payments for stock-based awards, net	(3.1)	—	—	—	(3.1)
Repurchase of common stock	(1.6)	—	—	—	(1.6)
Other financing activities, net	—	(6.3)	—	—	(6.3)
Net financing activities and advances from (to) consolidated affiliates	4.7	(89.6)	84.9	—	—
Net cash provided by financing activities	$—	$58.8	$71.5	$—	$130.3
Effect of currency translation on cash	—	—	(0.1)	—	(0.1)
Net (decrease) increase in cash and cash equivalents	$—	$(18.8)	$20.4	$—	$1.6
Cash and cash equivalents - beginning of period	—	28.9	9.9	—	38.8
Cash and cash equivalents - end of period	$—	$10.1	$30.3	$—	$40.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2016	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$130.5	$75.1	$—	$205.6
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(4.1)	—	—	(4.1)
Capital expenditures	—	(112.6)	(4.5)	—	(117.1)
Proceeds from sale of property and equipment	—	7.6	3.6	—	11.2
Payments for other investments	—	(3.9)	(28.2)	—	(32.2)
Proceeds from other investments	—	—	1.1	—	1.1
Net cash used in investing activities	$—	$(113.0)	$(28.0)	$—	$(141.0)
Cash flows from financing activities:
Proceeds from credit facilities	—	1,553.4	128.0	—	1,681.4
Repayments of credit facilities	—	(1,496.6)	(130.5)	—	(1,627.1)
Repayments of other borrowings and capital lease obligations, net	—	(50.4)	(18.3)	—	(68.7)
Payments of acquisition-related contingent consideration	—	(16.6)	(3.2)	—	(19.8)
Proceeds from stock-based awards, net	4.2	—	—	—	4.2
Other financing activities, net	0.1	0.4	—	—	0.5
Net financing activities and advances (to) from consolidated affiliates	(4.3)	16.4	(12.1)	—	—
Net cash provided by (used in) financing activities	$—	$6.6	$(36.1)	$—	$(29.5)
Effect of currency translation on cash	—	—	(1.3)	—	(1.3)
Net increase in cash and cash equivalents	$—	$24.1	$9.7	$—	$33.8
Cash and cash equivalents - beginning of period	—	4.8	0.2	—	5.0
Cash and cash equivalents - end of period	$—	$28.9	$9.9	$—	$38.8

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
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
Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of Lemartec Corporation (“Lemartec”), which was effectively acquired on February 1, 2018 and which is included in the 2018 consolidated financial statements in this Form 10-K. Lemartec’s total assets as of December 31, 2018, and its revenue and net income for the year then ended each represented less than 1% of the Company’s consolidated assets, revenue and net income, respectively.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2018 and has expressed an unqualified opinion thereon as stated in their report that is included in Item 8. “Financial Statements and Supplementary Data,” of this Form 10-K.
Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida
Opinion on Internal Control over Financial Reporting
We have audited MasTec, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial schedule listed in the accompanying index and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lemartec Corporation (“Lemartec”), which was acquired on February 1, 2018, and which is included in the consolidated balance sheet of the Company and subsidiaries as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended. Lemartec constituted 0.6% and 0.3% of total assets and net assets, respectively, as of December 31, 2018, and 0.9% and (0.7)% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Lemartec.
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
February 28, 2019

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Shareholders.
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
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2018, which included: the 2013 Incentive Plan; the 2011 ESPP; and the 2013 Bargaining Units ESPP.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	N/A	N/A	4,428,579	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A		4,428,579

(1)
Under the 2013 Incentive Plan, 2,597,818 shares were available for issuance as of December 31, 2018. Under the 2011 ESPP and 2013 Bargaining Units ESPP, 879,183 shares and 951,578 shares, respectively, were available for issuance as of December 31, 2018.

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
The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Shareholders.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this Form 10-K:

(a)	1. Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 45 through 88.
2.    Financial Statement Schedules – Schedule II - Valuation and Qualifying Accounts.
3.    Exhibits including those incorporated by reference – See the Exhibit Index following the signatures page to this Form 10-K for a list of exhibits filed or furnished with this Form 10-K, which Exhibit Index is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expense		Other Additions		(Deductions)		Balance at End of Period
Year ended December 31, 2018
Allowance for doubtful accounts	$8.2	$8.6	(a)	$—		$(0.5)	(b)	$16.3
Costs and earnings in excess of billings allowance	27.2	33.0	(a)	—		(38.2)	(b)	22.0
Valuation allowance for inventory	7.7	1.1	(c)	—		(1.0)	(d)	7.8
Valuation allowance for deferred tax assets	40.5	0.1	(e)	—		—		40.6
Total	$83.6	$42.8		$—		$(39.7)		$86.7
Year ended December 31, 2017
Allowance for doubtful accounts	$8.4	$2.6	(a)	$—		$(2.8)	(b)	$8.2
Costs and earnings in excess of billings allowance	9.5	22.3	(a)	—		(4.6)	(b)	27.2
Valuation allowance for inventory	3.5	6.2	(c)	—		(2.0)	(d)	7.7
Valuation allowance for deferred tax assets	21.4	19.1	(e)	—		—		40.5
Total	$42.8	$50.2		$—		$(9.4)		$83.6
Year ended December 31, 2016
Allowance for doubtful accounts	$7.7	$2.9	(a)	$—		$(2.2)	(b)	$8.4
Costs and earnings in excess of billings allowance	6.9	9.9	(a)	—		(7.3)	(b)	9.5
Valuation allowance for inventory	2.8	2.0	(c)	—		(1.3)	(d)	3.5
Valuation allowance for deferred tax assets	10.6	9.8	(e)	1.0	(f)	—		21.4
Total	$28.0	$24.6		$1.0		$(10.8)		$42.8

(a)	Provisions for doubtful accounts and costs and earnings in excess of billings.

(b)	Write-offs and reversals of uncollectible accounts receivable and non-billable costs and earnings in excess of billings.

(c)	Provisions for obsolete inventory and other adjustments to net realizable value.

(d)	Inventory write-offs.

(e)	Additions related to federal, foreign, and state attributes.

(f)	Additions related to unrealized gains and losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 28, 2019.

MASTEC, INC.

/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2019.

/s/ JORGE MAS	Chairman of the Board of Directors
Jorge Mas

/s/ JOSÉ R. MAS	Chief Executive Officer and Director
José R. Mas	(Principal Executive Officer)

/s/ GEORGE L. PITA	Chief Financial Officer
George L. Pita	(Principal Financial and Accounting Officer)

/s/ C. ROBERT CAMPBELL	Director
C. Robert Campbell

/s/ ERNST N. CSISZAR	Director
Ernst N. Csiszar

/s/ ROBERT J. DWYER	Director
Robert J. Dwyer

/s/ JULIA L. JOHNSON	Director
Julia L. Johnson

/s/ JAVIER PALOMAREZ	Director
Javier Palomarez

/s/ JOSÉ S. SORZANO	Director
José S. Sorzano

Exhibit Index

Exhibits	Description (1)
3.1	Composite Articles of Incorporation of MasTec, Inc., filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.
3.2
Amended and Restated By-laws of MasTec, Inc., amended and restated as of January 22, 2010, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

4.1
Indenture, dated June 5, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

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

10.1+
Split Dollar Agreement, dated as of February 26, 2018, by and between MasTec, Inc., Jorge Mas, and José Ramon Mas and Juan Carlos Mas, as Trustees of the Jorge Mas Irrevocable Trust, dated June 1, 2012, filed as Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on February 27, 2018 and incorporated by reference herein.

10.2+
Split Dollar Agreement, dated as of February 26, 2018, by and between MasTec, Inc., José Ramon Mas, and Patricia C. Mas, Jorge Mas and Juan Carlos Mas, as Trustees of the José Ramon Mas Irrevocable Trust, dated December 7, 2012, filed as Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on February 27, 2018 and incorporated by reference herein.

10.3+	MasTec, Inc. Deferred Compensation Plan, effective as of June 1, 2008, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2008 and incorporated by reference herein.
10.4+
Employment Agreement, effective as of January 1, 2010, between MasTec, Inc. and Robert Apple, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.5+
MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan, filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on September 2, 2015 and incorporated by reference herein.

10.6
Third Amended and Restated Credit Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto, filed as Exhibit 10.29 to our Annual Report on Form 10-K/A, filed on June 22, 2012, and incorporated by reference herein.

10.7
Consolidated, Amended and Restated Subsidiary Guaranty Agreement, dated as of August 22, 2011, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.8
Security Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

10.9
Fourth Amended, Restated and Consolidated Pledge Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated by reference herein.

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

10.25*
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of September 14, 2018, by and among MasTec, Inc., MasTec North America, Inc., Bank of America, N.A., as Administrative Agent, a Lender, each of the other Lenders party thereto and each of the Subsidiary Guarantors party thereto.

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