Form 10-Q
period 2019-03-31
MASTEC INC
filed 2019-05-02
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
Commission File Number 001-08106
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 Par Value	MTZ	New York Stock Exchange
As of April 29, 2019, MasTec, Inc. had 76,281,846 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2019

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Revenue	$1,518,340	$1,396,834
Costs of revenue, excluding depreciation and amortization	1,312,048	1,237,299
Depreciation and amortization	59,031	49,940
General and administrative expenses	72,616	63,622
Interest expense, net	22,258	17,058
Equity in earnings of unconsolidated affiliates	(6,260)	(5,585)
Other expense (income), net	3,507	(3,089)
Income before income taxes	$55,140	$37,589
Provision for income taxes	(12,033)	(11,126)
Net income	$43,107	$26,463
Net loss attributable to non-controlling interests	(5)	(97)
Net income attributable to MasTec, Inc.	$43,112	$26,560

Earnings per share (Note 2):
Basic earnings per share	$0.57	$0.33
Basic weighted average common shares outstanding	74,991	81,150

Diluted earnings per share	$0.57	$0.32
Diluted weighted average common shares outstanding	75,578	82,221

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net income	$43,107	$26,463
Other comprehensive (loss) income:
Foreign currency translation losses, net of tax	(100)	(523)
Unrealized (losses) gains on equity investee activity, net of tax	(5,462)	7,716
Comprehensive income	$37,545	$33,656
Comprehensive loss attributable to non-controlling interests	(5)	(97)
Comprehensive income attributable to MasTec, Inc.	$37,550	$33,753

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$43,194	$27,422
Accounts receivable, net (Note 5)	1,986,335	1,923,970
Inventories, net	121,648	113,709
Prepaid expenses	52,648	56,558
Other current assets	58,234	47,330
Total current assets	$2,262,059	$2,168,989
Property and equipment, net	799,479	747,808
Operating lease assets	223,106	—
Goodwill, net	1,140,518	1,100,350
Other intangible assets, net	193,192	169,370
Other long-term assets	242,039	253,436
Total assets	$4,860,393	$4,439,953
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$89,481	$82,655
Current portion of operating lease liabilities	73,279	—
Accounts payable	558,696	669,712
Accrued salaries and wages	105,363	90,218
Other accrued expenses	130,095	133,033
Billings in excess of costs and earnings	232,253	227,056
Other current liabilities	73,485	80,937
Total current liabilities	$1,262,652	$1,283,611
Long-term debt, including finance leases	1,539,294	1,324,223
Long-term operating lease liabilities	153,850	—
Deferred income taxes	274,900	263,687
Other long-term liabilities	195,965	176,408
Total liabilities	$3,426,661	$3,047,929
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 91,591,398 and 91,327,009 (including 1,158,549 and 1,251,533 of unvested stock awards) as of March 31, 2019 and December 31, 2018, respectively	9,159	9,133
Capital surplus	793,748	789,009
Retained earnings	1,161,487	1,118,375
Accumulated other comprehensive loss	(66,056)	(60,494)
Treasury stock, at cost: 15,344,917 and 15,329,817 shares as of March 31, 2019 and December 31, 2018, respectively	(466,727)	(466,125)
Total MasTec, Inc. shareholders’ equity	$1,431,611	$1,389,898
Non-controlling interests	$2,121	$2,126
Total equity	$1,433,732	$1,392,024
Total liabilities and equity	$4,860,393	$4,439,953

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2019
Balance as of December 31, 2018	91,327,009	$9,133	(15,329,817)	$(466,125)	$789,009	$1,118,375	$(60,494)	$1,389,898	$2,126	$1,392,024
Net income (loss)						43,112		43,112	(5)	43,107
Other comprehensive loss							(5,562)	(5,562)		(5,562)
Non-cash stock-based compensation					3,720			3,720		3,720
Issuance of restricted shares, net	233,362	23			(23)			—		—
Other stock issuances, net of shares withheld for taxes	31,027	3			1,042			1,045		1,045
Acquisition of treasury stock, at cost			(15,100)	(602)				(602)		(602)
Balance as of March 31, 2019	91,591,398	$9,159	(15,344,917)	$(466,727)	$793,748	$1,161,487	$(66,056)	$1,431,611	$2,121	$1,433,732

For the Three Months Ended March 31, 2018
Balance as of December 31, 2017	90,935,584	$9,094	(8,132,811)	$(147,124)	$775,387	$857,154	$(63,712)	$1,430,799	$2,554	$1,433,353
Cumulative effect of adoption, Topic 606						1,563		1,563		1,563
Net income (loss)						26,560		26,560	(97)	26,463
Other comprehensive income							7,193	7,193		7,193
Non-cash stock-based compensation					3,182			3,182		3,182
Issuance of restricted shares, net	104,815	10			(10)			—		—
Other stock issuances, net of shares withheld for taxes	23,300	2			890			892		892
Acquisition of treasury stock, at cost			(2,038,720)	(98,449)				(98,449)		(98,449)
Balance as of March 31, 2018	91,063,699	$9,106	(10,171,531)	$(245,573)	$779,449	$885,277	$(56,519)	$1,371,740	$2,457	$1,374,197

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$43,107	$26,463
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	59,031	49,940
Non-cash interest expense, net	453	725
Non-cash stock-based compensation expense	3,720	3,182
Provision for (benefit from) deferred income taxes	899	(7,243)
Equity in earnings of unconsolidated affiliates	(6,260)	(5,585)
Gains on sales of assets, net, including fixed assets held-for-sale	(2,052)	(2,758)
Other non-cash items, net	(3,043)	544
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(31,455)	(97,240)
Inventories	9,690	(651)
Other assets, current and long-term portion	2,398	55,033
Accounts payable and accrued expenses	(134,491)	32,474
Billings in excess of costs and earnings	3,821	16,888
Other liabilities, current and long-term portion	7,375	11,729
Net cash (used in) provided by operating activities	$(46,807)	$83,501
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(93,684)	(4,329)
Capital expenditures	(34,396)	(22,545)
Proceeds from sale of property and equipment	8,654	5,382
Payments for other investments	(2,190)	(14,779)
Proceeds from other investments	10,413	5,415
Net cash used in investing activities	$(111,203)	$(30,856)
Cash flows from financing activities:
Proceeds from credit facilities	866,397	816,888
Repayments of credit facilities	(670,794)	(747,099)
Repayments of other borrowings, net	(6)	(14,612)
Payments of finance lease obligations	(17,239)	(18,112)
Distributions to non-controlling interests	—	(559)
Proceeds from stock-based awards, net	1,067	916
Repurchases of common stock	(5,652)	(90,880)
Net cash provided by (used in) financing activities	$173,773	$(53,458)
Effect of currency translation on cash	9	722
Net increase (decrease) in cash and cash equivalents	$15,772	$(91)
Cash and cash equivalents - beginning of period	$27,422	$40,326
Cash and cash equivalents - end of period	$43,194	$40,235

Supplemental cash flow information:
Interest paid	$26,220	$21,355
Income tax payments (refunds), net	$2,837	$(28,738)
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$40,258	$25,755

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
Basis of Presentation
The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2018 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 contained in the Company’s 2018 Annual Report on Form 10-K (the “2018 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform to the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading.
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
Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue from contracts with customers under Accounting Standards Codification (“ASC”) Topic 606 (“Topic 606”). Under Topic 606, revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Revenue is primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer, and correspondingly, when performance obligations are satisfied for the related contracts.

Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using time and materials or a fixed price per unit basis; or (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 41% of consolidated revenue for both the three month periods ended March 31, 2019 and 2018.
For certain master service and other service agreements under which the Company performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 6% and 9% of consolidated revenue for the three month periods ended March 31, 2019 and 2018, respectively. Substantially all of the Company’s other revenue is recognized over time.
The cost estimation process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the three month periods ended March 31, 2019 and 2018, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2018 and 2017. Revenue recognized for the three month periods ended March 31, 2019 and 2018 as a result of changes in revenue estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods totaled approximately $12.5 million and $44.3 million, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such costs, which are amortized over the life of the respective project, were not material for the three month periods ended March 31, 2019 and 2018.
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
Remaining performance obligations represent the amount of unearned transaction price under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction price from its proportionately consolidated non-controlled joint ventures. As of March 31, 2019, the amount of the Company’s remaining performance obligations was $5.6 billion. The Company expects to recognize approximately $4.4 billion of its remaining performance obligations as revenue during 2019, with the remainder to be recognized primarily in 2020.
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
As of March 31, 2019 and December 31, 2018, the Company included approximately $38 million and $56 million, respectively, of change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within costs and earnings in excess of billings or accounts receivable, net of allowance, as appropriate. As of both March 31, 2019 and December 31, 2018, these change orders and/or claims were primarily related to certain pipeline construction projects in the Oil and Gas segment. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.
Recently Issued Accounting Pronouncements
See the recent accounting pronouncements discussion below for information pertaining to the effects of recently adopted and other recent accounting pronouncements, as updated from the discussion in the Company’s 2018 Form 10-K.
Accounting Pronouncements Adopted in 2019
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which, together with its related clarifying ASUs (collectively, “ASU 2016-02”), provides revised guidance for lease accounting and related disclosure requirements, including a requirement for lessees to recognize right-of-use assets and lease liabilities on the balance sheet for leases with durations greater than twelve months. Under the new guidance, lessees classify leases as either finance or operating leases. Lease expense is recognized based on an effective interest method for finance leases, and on a straight-line basis over the term of the lease for operating leases.
The Company adopted ASU 2016-02 during the first quarter of 2019 using the modified retrospective method as of January 1, 2019, without adjusting comparative periods in the financial statements. The most significant effect of the new guidance was the recognition of operating lease right-of-use assets and a liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. The Company elected to utilize the package of practical expedients that allowed entities to: (1) not reassess whether any expired or existing contracts were or contained leases;

(2) retain the existing classification of lease contracts as of the date of adoption; (3) not reassess initial direct costs for any existing leases; and (4) not separate non-lease components for all classes of leased assets.
As of March 31, 2019, incremental lease assets and liabilities for operating leases totaled $223 million and $227 million, respectively, which amounts approximated the balances recognized at adoption. The adoption of Topic 842 did not have a material effect on the Company's results of operations or cash flows. For additional information about the Company’s leases, see Note 8 - Lease Obligations.
Reclassification of Tax Effects from Other Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02, which the Company adopted during the first quarter of 2019, permitted entities to reclassify the tax effects related to the change in the federal tax rate as a result of the 2017 Tax Act from accumulated other comprehensive income to retained earnings. The Company elected not to reclassify these tax effects, therefore, this ASU had no effect on its consolidated financial statements.
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income attributable to MasTec by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive. For both the three month periods ended March 31, 2019 and 2018, anti-dilutive common stock equivalents as calculated under the treasury stock method were de minimis.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net income attributable to MasTec:
Net income - basic and diluted (a)	$43,112	$26,560
Weighted average shares outstanding:
Weighted average shares outstanding - basic	74,991	81,150
Dilutive common stock equivalents	587	1,071
Weighted average shares outstanding - diluted	75,578	82,221

(a)	Calculated as total net income less amounts attributable to non-controlling interests.
Note 3 – Goodwill and Other Intangible Assets
The following table provides balances for goodwill by reportable segment as of March 31, 2019 (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross	$469.9	$496.0	$149.9	$143.1	$1,258.9
Accumulated impairment loss	—	(118.4)	—	—	(118.4)
Goodwill, net	$469.9	$377.6	$149.9	$143.1	$1,140.5
For the three month period ended March 31, 2019, goodwill included additions of $39.9 million from new business combinations. For the three month period ended March 31, 2019, currency translation effects related to goodwill and accumulated impairment losses totaled approximately $2.0 million of gains and $1.7 million of losses, respectively.

The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross, as of December 31, 2018	$34.5	$74.0	$224.4	$21.1	$354.0
Accumulated amortization			(170.0)	(14.6)	(184.6)
Other intangible assets, net, as of December 31, 2018	$34.5	$74.0	$54.4	$6.5	$169.4
Additions from new business combinations	—	—	26.0	1.6	27.6
Amortization expense			(4.4)	(0.4)	(4.8)
Currency translation adjustments	—	0.9	0.1	0.0	1.0
Other intangible assets, net, as of March 31, 2019	$34.5	$74.9	$76.1	$7.7	$193.2

(a)	Consists principally of trade names and non-compete agreements.
Amortization expense associated with intangible assets for the three month periods ended March 31, 2019 and 2018 totaled $4.8 million and $4.9 million, respectively.
2019 Acquisitions. During the first quarter of 2019, MasTec completed two acquisitions, which included: (i) all of the interests in a company specializing in water management and pipeline systems for the oil and gas market, which is included in the Company’s Oil and Gas segment; and (ii) certain assets and liabilities of a company specializing in the construction and maintenance of cell towers, which is included within the Company’s Communications segment. The aggregate purchase price for these entities was composed of approximately $116 million in cash plus earn-out liabilities valued at approximately $15 million, for which the earn-out periods range from three to five years. As of March 31, 2019, the range of remaining potential undiscounted earn-out liabilities for the 2019 acquisitions was estimated to be up to $39 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities for these acquisitions was preliminary as of March 31, 2019; as a result, further adjustments to these estimates may occur.
2018 Acquisitions. During the first quarter of 2018, MasTec acquired all of the equity interests in a construction management firm specializing in steel building systems and acquired a wind turbine services company, both of which are included in the Company’s Power Generation and Industrial segment. The aggregate purchase price for these entities was composed of approximately $6.8 million in cash and estimated earn-out liabilities, net, totaling $1.5 million as of March 31, 2019. As of March 31, 2019, the range of remaining potential undiscounted earn-out liabilities, net, for the 2018 acquisitions was estimated to be up to $6 million; however, there is no maximum payment amount.
Pro Forma Financial Information and Acquisition Results. For the three month periods ended March 31, 2019 and 2018, unaudited supplemental pro forma revenue totaled approximately $1,518.3 million and $1,445.6 million, respectively, and unaudited supplemental pro forma net income totaled approximately $43.3 million and $28.5 million, respectively.
These unaudited pro forma financial results include the results of operations of the acquired companies as if the acquired companies had been consolidated as of the beginning of the year prior to their acquisition and are provided for illustrative purposes only. These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. The Company’s unaudited pro forma financial results were prepared by adjusting the historical results of MasTec to include the unaudited historical results of the acquired businesses described above, and then adjusted for (i) acquisition costs; (ii) amortization expense resulting from the acquired intangible assets; (iii) interest expense as a result of the cash consideration paid; (iv) interest expense from debt repaid upon acquisition; and (iv) other purchase accounting related adjustments. These unaudited pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from these acquisitions. Future results may vary significantly due to future events and transactions, as well as other factors, many of which are beyond the Company’s control.
For the three month periods ended March 31, 2019 and 2018, the Company’s consolidated results of operations included acquisition-related revenue of approximately $39.7 million and $76.8 million, respectively, and included acquisition-related net losses of approximately $6.1 million and acquisition-related net income of $2.0 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.
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

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration, or “earn-outs,” represent the estimated fair value of future amounts payable for acquisitions of businesses and other interests. Acquisition-related contingent consideration is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and is evaluated on an ongoing basis. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s earn-out liabilities totaled $140.5 million and $118.1 million, respectively, of which $30.8 million and $29.6 million, respectively, was included within other current liabilities. The fair value of the Company’s earn-out liabilities is estimated using income approaches such as discounted cash flows or option pricing models, which incorporate significant inputs not observable in the market. Key assumptions include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in significantly higher or lower potential earn-out liabilities. As of March 31, 2019, the range of potential undiscounted earn-out liabilities was estimated to be between $41 million and $196 million; however, there is no maximum payment amount.
Acquisition-related contingent consideration activity consists primarily of additions from new business combinations; changes in the expected fair value of future earn-out obligations; and payments. Measurement period adjustments, which are fair value adjustments for earn-out liabilities relating to new information obtained about the facts and circumstances existing as of the date of acquisition for a period of up to one year, are recorded to goodwill. Other revisions to the expected fair value of future earn-out liabilities are reflected as income or expense, as appropriate. Payments of acquisition-related contingent consideration, to the extent they relate to estimated liabilities as of the date of acquisition, are reflected within financing activities in the consolidated statements of cash flows, whereas payments in excess of acquisition date liabilities are classified within operating activities.
For the three month periods ended March 31, 2019 and 2018, additions to acquisition-related contingent consideration from new business combinations totaled approximately $15.2 million and $1.5 million, respectively. Fair value adjustments related to acquisition-related contingent consideration, including those related to finalization of completed earn-out arrangements, totaled a net increase of approximately $7.2 million for the three month period ended March 31, 2019 and related to businesses in the Company’s Oil and Gas and Communications segments. Fair value adjustments, net, for the three month period ended March 31, 2018 were de minimis. Measurement period adjustments related to acquisition-related contingent consideration totaled an increase of approximately $2.7 million for the three month period ended March 31, 2018 and related primarily to businesses in the Company’s Oil and Gas segment. There were no payments of acquisition-related contingent consideration during either of the three month periods ended March 31, 2019 or 2018.
Equity Investments
The Company’s equity investments as of March 31, 2019 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”), which are accounted for as equity method investments; (ii) a $15 million investment in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; (iv) the Company’s equity interests in Pensare Acquisition Corp. (“Pensare”); and (v) certain other equity investments. See Note 15 - Related Party Transactions for additional information related to certain of the Company’s equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. As of March 31, 2019, the Company determined that certain of its investment arrangements were VIEs. The Company does not, however, have the power to direct the primary activities that most significantly impact the economic performance of these VIEs and the Company is not the primary beneficiary; accordingly, it has not consolidated these VIEs.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, less impairment (“adjusted cost basis”). As of March 31, 2019 and December 31, 2018, the aggregate carrying value of the Company’s equity investments totaled approximately $188 million and $197 million, respectively, including approximately $18 million of equity investments measured on an adjusted cost basis as of both March 31, 2019 and December 31, 2018. There were no impairments of, or material changes in the fair value of these investments during either of the three month periods ended March 31, 2019 or 2018.
The Waha JVs. The Waha JVs own and operate two pipelines and a header system that transport natural gas to the Mexican border for export. For the three month periods ended March 31, 2019 and 2018, the Company made equity contributions to the Waha JVs of approximately $0.8 million and $14.8 million, respectively. In the past, certain subsidiaries of MasTec have provided pipeline construction services to the Waha JVs, for which revenue and related receivables were de minimis for both the three month periods ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018, respectively.
Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $6.3 million and $5.6 million for the three month periods ended March 31, 2019 and 2018, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $32.3 million as of March 31, 2019. For the three month periods ended March 31, 2019 and 2018, the Company received $3.9 million and $5.7 million in distributions of earnings, respectively, from the Waha JVs, which amounts are included within operating cash flows. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to capitalized investment costs, totaled approximately $167 million and $168 million as of March 31, 2019 and December 31, 2018, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps, which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three month period ended March 31, 2019, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps was losses of approximately $7.2 million, or $5.5 million, net of tax, and for the three month period ended March 31, 2018 was gains of $10.1 million, or $7.7 million, net of tax.

Other Investments. During the third quarter of 2017, the Company paid $2.0 million for approximately 4% of the common stock of Pensare and warrants to purchase 2.0 million shares of Pensare common stock, which is a special purpose acquisition company focusing on transactions in the telecommunications industry. José R. Mas, MasTec’s Chief Executive Officer, is a director of Pensare. The shares of common stock purchased by MasTec are not transferable or salable until one year after Pensare successfully completes a business combination transaction, with limited exceptions, as specified in the agreement. The warrants are exercisable at a purchase price of $11.50 per share after Pensare successfully completes a business combination transaction. Both the warrants and the shares contained an expiration and/or forfeiture clause without the successful completion of a business combination transaction, for which the required completion date was recently extended to August 1, 2019. On January 31, 2019, Pensare entered into a business combination agreement with U.S TelePacific Holdings Corp. (“TPx”), the completion of which is pending shareholder approval. TPx is a provider of unified communications and cloud-focused managed information technology services.
The shares, which are measured on an adjusted cost basis, and the warrants, which are derivative financial instruments, are included within other long-term assets in the Company’s consolidated financial statements as of March 31, 2019. Due to the nature of the restrictions, the fair value of the shares is not readily determinable. The fair value of the warrants is determined based on observable and unobservable inputs, including market volatility and the rights and obligations of the warrants, which are Level 3 inputs. For both the three month periods ended March 31, 2019 and 2018, there were no material changes in the fair value of the Company’s investment in Pensare.
During the second quarter of 2018, the Company invested $10.0 million for an equity interest of approximately 40% in LifeShield, LLC (“LifeShield”), a home security company, which was measured under the fair value option. As of December 31, 2018, the fair value of this investment was determined to approximate its purchase price. In February 2019, the Company sold its equity interest in LifeShield for approximately $11 million, subject to customary escrow arrangements.
In connection with the 2014 acquisition of Pacer Construction Holdings Corporation and its affiliated operating companies (collectively, “Pacer”), the Company acquired an investment that is in the final stages of liquidation, and for which the Company has minimal involvement. The net carrying value of this asset, which is included within other current assets, totaled $3.9 million and $2.9 million as of March 31, 2019 and December 31, 2018, respectively.
Senior Notes
As of both March 31, 2019 and December 31, 2018, the gross carrying amount of the Company’s 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”), which are measured at fair value on a non-recurring basis, totaled $400 million. As of March 31, 2019 and December 31, 2018, the estimated fair value of the 4.875% Senior Notes, based on Level 1 inputs, totaled $408.0 million and $392.0 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	March 31, 2019	December 31, 2018
Contract billings	$753.8	$687.6
Less allowance for doubtful accounts	(12.4)	(16.3)
Accounts receivable, net of allowance	$741.4	$671.3
Retainage	292.2	230.2
Costs and earnings in excess of billings	952.7	1,022.5
Retainage and costs and earnings in excess of billings (together, “contract assets”)	$1,244.9	$1,252.7
Accounts receivable, net	$1,986.3	$1,924.0
Contract billings represent the amount of performance obligations that have been billed but not yet collected. Contract assets consist of costs and earnings in excess of billings (“CIEB”) and retainage. CIEB, which is also referred to as work in process, represents the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). Retainage is not considered to be a significant financing component because the intent is to protect the customer. CIEB and retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Accounts receivable expected to be collected beyond one year are recorded within other long-term assets. Provisions for doubtful accounts and impairment losses on contract assets were not material for the three month periods ended March 31, 2019 or 2018.
Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as billings in excess of costs and earnings (“BIEC”). BIEC is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities consist primarily of such BIEC, which are generally classified within current liabilities on the Company’s consolidated balance sheets. BIEC totaled approximately $232.3 million and $227.1 million as of March 31, 2019 and December 31, 2018, respectively. For the three month period ended March 31, 2019, the Company recognized revenue of approximately $123.7 million, related to amounts that were included in BIEC as of December 31, 2018, resulting primarily from the advancement of physical progress on the respective projects during the period. Contract liabilities also include the amount of any accrued project losses, which are classified within other current liabilities on the Company’s consolidated balance sheets. Total contract liabilities, including accrued project losses, totaled approximately $243.7 million and $231.6 million as of March 31, 2019 and December 31, 2018, respectively.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. These arrangements, under which amounts can vary based on levels of activity, interest rates and changes in customer payment terms, improve the collection cycle time of the related receivables. Cash collected from these arrangements is reflected within cash provided by operating activities in the consolidated statements of cash flows. The discount charge, which is included within interest expense, net, totaled approximately $2.9 million and $1.9 million for the three month periods ended March 31, 2019 and 2018, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	March 31, 2019	December 31, 2018
Land	$4.6	$4.6
Buildings and leasehold improvements	33.0	30.3
Machinery and equipment	1,460.6	1,391.8
Office furniture and equipment	172.1	166.7
Construction in progress	26.1	20.1
Total property and equipment	$1,696.4	$1,613.5
Less accumulated depreciation and amortization	(896.9)	(865.7)
Property and equipment, net	$799.5	$747.8
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $122.5 million and $122.0 million as of March 31, 2019 and December 31, 2018, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $24.8 million and $26.5 million as of March 31, 2019 and December 31, 2018, respectively. Depreciation and amortization expense associated with property and equipment for the three month periods ended March 31, 2019 and 2018 totaled $54.2 million and $45.1 million, respectively.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	March 31, 2019	December 31, 2018
Senior secured credit facility:	February 22, 2022
Revolving loans		$660.4	$456.9
Term loan		371.9	376.9
4.875% Senior Notes	March 15, 2023	400.0	400.0
Finance lease and other obligations		205.9	183.2
Total long-term debt obligations		$1,638.2	$1,417.0
Less unamortized deferred financing costs		(9.4)	(10.1)
Total debt, net of deferred financing costs		$1,628.8	$1,406.9
Current portion of long-term debt		89.5	82.7
Long-term debt		$1,539.3	$1,324.2
Senior Secured Credit Facility
The Company has a senior secured credit facility (the “Credit Facility”). Under the Credit Facility, aggregate borrowing commitments totaled approximately $1.5 billion as of March 31, 2019, composed of $1.1 billion of revolving commitments and a term loan of approximately $0.4 billion. The term loan is subject to amortization in quarterly principal installments of $5.0 million. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
As of March 31, 2019 and December 31, 2018, outstanding revolving loans, which included $153 million and $128 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 4.19% and 4.23% per annum, respectively. The term loan accrued interest at a rate of 4.00% and 4.27% as of March 31, 2019 and December 31, 2018, respectively. Letters of credit of approximately $90.5 million and $88.2 million were issued as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, letters of credit fees accrued at 0.625% and 0.875% per annum, respectively, for performance standby letters of credit, and at 1.50% and 1.75% per annum, respectively, for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of March 31, 2019 and December 31, 2018, availability for revolving loans totaled $349.1 million and $554.9 million, respectively, or up to $349.1 million and $554.9 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $146.6 million and $91.9 million of availability in either Canadian dollars or Mexican pesos as of March 31, 2019 and December 31, 2018, respectively. The unused facility fee as of March 31, 2019 and December 31, 2018 accrued at a rate of 0.25% and 0.35%, respectively.
The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Other Credit Facilities. The Company has other credit facilities that support: (i) the working capital requirements of its foreign operations, and (ii) certain letter of credit issuances. As of both March 31, 2019 and December 31, 2018, there were no borrowings under the Company’s other credit facilities. Additionally, the Company has a credit facility under which it may issue up to $50.0 million of performance standby letters of credit.  As of both March 31, 2019 and December 31, 2018, letters of credit issued under this facility totaled $40.2 million, and accrued fees at 0.50% and 0.75%, respectively, per annum.
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
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of March 31, 2019 and December 31, 2018.
Additional Information
As of March 31, 2019 and December 31, 2018, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $3.1 million and $7.4 million, respectively. For additional information pertaining to the Company’s debt instruments, including its 4.875% Senior Notes, see Note 7 - Debt in the Company’s 2018 Form 10-K.
Note 8 – Lease Obligations
Finance Leases
MasTec enters into agreements that provide financing for machinery and equipment. Assets associated with these arrangements, are recorded within property and equipment, with a corresponding amount recorded within the Company’s debt obligations. Expense associated with finance leases is recorded within depreciation and interest expense, and additions are reflected in the consolidated statements of cash flows within the supplemental disclosures of non-cash information. Many of the Company’s finance lease agreements contain a purchase option, which the Company generally intends to exercise, as the purchase option prices are typically below the estimated fair market values of the related assets. The gross amount of assets held under finance leases as of March 31, 2019 and December 31, 2018 totaled $353.0 million and $337.6 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $271.3 million and $246.8 million as of March 31, 2019 and December 31, 2018, respectively. Depreciation expense associated with finance leases totaled $10.0 million for the three month period ended March 31, 2019.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 15 - Related Party Transactions. These leases allow the Company to conserve cash and provide flexibility as compared with purchasing these assets. The terms of these agreements vary from lease to lease, including some with renewal options. Operating lease costs, which are recorded as rent expense, primarily within costs of revenue, excluding depreciation and amortization, include both fixed and variable components. Fixed costs for operating leases are composed of initial base rent amounts plus any fixed annual increases. Variable costs for operating leases consist primarily of common area maintenance expenses and taxes. In the event the Company cancels or terminates a lease before the end of the lease term, the Company is typically liable for the remaining lease payments, and such payments are generally recorded within rent expense. For operating leases with purchase options, the option to purchase equipment is considered to be at its estimated fair market value. For the three month period ended March 31, 2019, operating lease additions, excluding the effect of the adoption of $233 million, totaled $12 million.
For the three month period ended March 31, 2019, rent expense for leases that have terms in excess of one year totaled approximately $27.9 million, of which $2.3 million represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $92.8 million for the three month period ended March 31, 2019. For the three month period ended March 31, 2018, rent and related expense for operating leases that have non-cancelable terms in excess of one year totaled approximately $26.9 million, and rent and related expense for operating leases having original terms of one year or less totaled approximately $91.7 million. Rent expense for operating leases is generally consistent with the amount of the related payments, and is included within operating activities in the consolidated statements of cash flows.

Additional Lease Information
Future minimum lease commitments as of March 31, 2019 were as follows (in millions):

	Finance Leases	Operating Leases
2019, remaining nine months	$60.7	$64.6
2020	71.0	64.7
2021	57.3	42.2
2022	28.1	26.9
2023	3.4	16.9
Thereafter	0.1	36.1
Total minimum lease payments	$220.6	$251.4
Less amounts representing interest	(14.9)	(24.2)
Total lease obligations, net of interest	$205.7	$227.2
Less current portion	69.9	73.3
Long-term portion of lease obligations, net of interest	$135.8	$153.9
The Company reviews all contracts for potential leasing arrangements. As of March 31, 2019, finance leases had a weighted average remaining lease term of 2.8 years and a weighted average discount rate of 4.3%. Non-cancelable operating leases had a weighted average remaining lease term of 4.5 years and a weighted average discount rate of 4.4% as of March 31, 2019. If a lease does not contain an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the total lease payments, which is based on the information available as of the lease commencement date, including applicable lease terms and the current economic environment. The Company applies a portfolio approach in determining its incremental borrowing rate given that it has a centrally managed treasury function.
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies for information pertaining to the Company’s January 1, 2019 adoption of ASU 2016-02, Leases (Topic 842), which, together with its related clarifying ASUs, provided revised guidance for lease accounting and related disclosure requirements.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of March 31, 2019, including employee stock purchase plans, there were approximately 4,178,000 shares available for future grant.
Non-cash stock-based compensation expense under all plans totaled $3.7 million and $3.2 million for the three month periods ended March 31, 2019 and 2018, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $3.2 million and $0.8 million for the three month periods ended March 31, 2019 and 2018, respectively. Net tax benefits related to the vesting of share-based payment awards totaled $2.3 million for the three month period ended March 31, 2019, and were de minimis for the three month period ended March 31, 2018.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of March 31, 2019 was approximately $31.4 million, which is expected to be recognized over a weighted average period of approximately 2.4 years. The intrinsic value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $13.6 million and $0.1 million for the three month periods ended March 31, 2019 and 2018, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2018	1,270,233	$31.80
Granted	221,462	46.90
Vested	(326,346)	13.34
Canceled/forfeited	(1,700)	35.53
Non-vested restricted shares, as of March 31, 2019	1,163,649	$39.84

(a)	Includes 5,100 and 18,700 restricted stock units as of March 31, 2019 and December 31, 2018, respectively.

Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”) under which shares of the Company's common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Cash proceeds (in millions)	$1.2	$1.0
Common shares issued	35,732	25,638
Weighted average price per share	$34.48	$39.99
Weighted average per share grant date fair value	$8.76	$9.79
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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended March 31:
2019	1,626	2,117	$7.0	$1.3	$8.3
2018	2,018	2,612	$11.4	$2.0	$13.4
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
During the three month periods ended March 31, 2019 and 2018, the Company repurchased shares of its common stock under several share repurchase programs. As of March 31, 2019, $128.8 million was available for future share repurchases under all of the Company’s open share repurchase programs.
Share repurchases totaled approximately $0.6 million for the three month period ended March 31, 2019. First quarter 2019 share repurchases were completed under the Company’s $150 million share repurchase program that was authorized in September 2018 (the “September 2018 Share Repurchase Program”). For the three month period ended March 31, 2018, the Company repurchased approximately 2.0 million shares for an aggregate purchase price of $98.4 million under a $100 million share repurchase program that was established in 2016 and completed in the first quarter of 2018. As of March 31, 2019, $28.8 million was available for future share repurchases under the September 2018 Share Repurchase Program, and for the Company’s $100 million share repurchase program that was authorized in December 2018, the full amount was available.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is composed of unrealized foreign currency gains and losses from fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, as well as unrealized gains and losses from certain investment activities. Unrealized foreign currency activity for both the three month periods ended March 31, 2019 and 2018 were de minimis. Unrealized investment activity for both the three month periods ended March 31, 2019 and 2018 relates to unrealized gains and losses on interest rate swaps associated with the Waha JVs.

Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended March 31, 2019 and 2018, the Company’s consolidated effective tax rates were 22% and 30%, respectively. The Company’s effective tax rate for the three month period ended March 31, 2019 was favorably affected by the recognition of $2.3 million of excess tax benefits from the vesting of share-based awards and reduced foreign earnings.
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, infrastructure for utilities, among others. MasTec performs engineering, construction and maintenance services for oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of power facilities, including renewables, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of heavy civil and industrial infrastructure. The Other segment includes equity investees, the services of which vary from those provided by the Company’s primary segments, as well as other small business units that perform construction and other services for a variety of international end-markets.
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

	For the Three Months Ended March 31,
Revenue:	2019	2018
Communications (a)	$612.8	$627.1
Oil and Gas	621.3	536.5
Electrical Transmission	94.9	114.0
Power Generation and Industrial	189.4	117.6
Other	0.0	1.9
Eliminations	(0.1)	(0.3)
Consolidated revenue	$1,518.3	$1,396.8

(a)	Revenue generated primarily by utilities customers represented 15.6% and 17.8% of Communications segment revenue for the three month periods ended March 31, 2019 and 2018, respectively.

	For the Three Months Ended March 31,
EBITDA:	2019	2018
Communications	$45.3	$82.1
Oil and Gas	107.4	33.0
Electrical Transmission	3.8	4.6
Power Generation and Industrial	3.2	4.8
Other	6.2	5.9
Corporate	(29.5)	(25.8)
Consolidated EBITDA	$136.4	$104.6

	For the Three Months Ended March 31,
Depreciation and Amortization:	2019	2018
Communications	$14.7	$14.6
Oil and Gas	34.6	25.5
Electrical Transmission	4.5	5.3
Power Generation and Industrial	3.1	3.0
Other	0.0	0.0
Corporate	2.1	1.5
Consolidated depreciation and amortization	$59.0	$49.9

	For the Three Months Ended March 31,
EBITDA Reconciliation:	2019	2018
Income before income taxes	$55.1	$37.6
Plus:
Interest expense, net	22.3	17.1
Depreciation and amortization	59.0	49.9
Consolidated EBITDA	$136.4	$104.6
Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico. For both the three month periods ended March 31, 2019 and 2018, revenue of $1.4 billion was derived from U.S. operations, and revenue of $78.9 million and $33.8 million, respectively, was derived from foreign operations, the majority of which was from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $764.1 million and $707.4 million as of March 31, 2019 and December 31, 2018, respectively, and, for the Company’s businesses in foreign countries, the majority of which are in Canada, totaled $35.4 million and $40.4 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.3 billion and $1.2 billion as of March 31, 2019 and December 31, 2018, respectively, and for the Company’s businesses in foreign countries, the majority of which are in Canada, totaled approximately $62.3 million and $61.5 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, amounts due from customers from which foreign revenue was derived accounted for approximately 6% and 5%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC.

Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended March 31,
Customer:	2019	2018
AT&T (including DIRECTV®) (a)	23%	27%
Energy Transfer affiliates (b)	6%	26%

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

Note 14 – Commitments and Contingencies
MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business, including project contract price and acquisition purchase price disputes. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. The outcome of such cases, claims and disputes cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In April 2019, an arbitral tribunal award related to a Canadian acquisition was finalized (the “Award”) for approximately $50 million in favor of MasTec. The collectibility of the Award is uncertain and currently under review. Additionally, MasTec has incurred significant arbitration, legal and other costs related to this matter and expects to incur additional costs while pursuing collection of the Award.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2019 and December 31, 2018, there were $130.7 million and $128.4 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of March 31, 2019 or December 31, 2018.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2019 and December 31, 2018, outstanding performance and payment bonds approximated $233.1 million and $123.6 million, respectively, and estimated costs to complete projects secured by these bonds totaled $61.3 million and $53.0 million as of March 31, 2019 and December 31, 2018, respectively. These amounts do not include performance and payment bonds associated with the Company’s equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements to expand its operations, customer base or geographic reach, including arrangements that combine the Company’s skills and resources with those of others to allow for the performance of particular projects. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. The Company also holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture that was underway when the Company acquired Pacer in 2014, whose sole activity involves the construction of a bridge, a business in which the Company does not otherwise engage. This joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, automatically terminates upon completion of the project. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of March 31, 2019, the Company was not aware of circumstances that would reasonably lead to material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of March 31, 2019 and December 31, 2018 are amounts held by entities that are proportionately consolidated totaling $26.7 million and $11.8 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. Advances on project work associated with the Company’s proportionately consolidated contractual joint ventures, which are reflected within other current liabilities, totaled $3.4 million and $7.0 million as of March 31, 2019 and December 31, 2018.

The Company has other investment arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional details regarding the Company’s other investment arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of March 31, 2019 and December 31, 2018, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $112.8 million and $108.9 million, respectively, of which $73.1 million and $70.8 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $3.1 million and $2.9 million as of March 31, 2019 and December 31, 2018, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $67.6 million as of both March 31, 2019 and December 31, 2018. Outstanding surety bonds related to self-insurance programs amounted to $34.8 million as of both March 31, 2019 and December 31, 2018. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets, amounted to $1.6 million for these policies as of both March 31, 2019 and December 31, 2018.
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
Collective Bargaining Agreements and Multiemployer Plans. As discussed in Note 10 - Other Retirement Plans, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits and contribute certain amounts to MEPPs. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multiemployer pension plans, subjects employers to substantial liabilities in the event of an employer’s complete or partial withdrawal from, or upon termination of, such plans. The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of March 31, 2019, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of March 31, 2019 and December 31, 2018, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Concentrations of Risk. The Company had approximately 320 customers for the three month period ended March 31, 2019. As of March 31, 2019, three customers each accounted for approximately 23%, 15% and 12%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC. As of December 31, 2018, three customers each accounted for approximately 26%, 18% and 12%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 62% and 74%, respectively, of its revenue from its top ten customers for the three month periods ended March 31, 2019 and 2018.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to certain entities, including entities that are associated with members of subsidiary management. For the three month periods ended March 31, 2019 and 2018, related party lease payments to such entities for operational facilities and equipment totaled approximately $14.7 million and $7.5 million, respectively. Payables associated with these related party lease arrangements were de minimis as of March 31, 2019, and totaled approximately $1.5 million as of December 31, 2018. Additionally, payments to such related party entities for various types of supplies and services, including ancillary construction services, project-related site restoration and marketing and business development activities, totaled approximately $13.8 million and $9.0 million for the three month periods ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, related amounts payable totaled approximately $3.7 million and $15.8 million, respectively. As of December 31, 2018, receivables from equipment rentals to such related parties totaled approximately $0.2 million, which amount was collected in the first quarter of 2019.
The Company has an arrangement to perform certain construction services for two entities, of which a member of subsidiary management is a minority owner. Revenue from these arrangements totaled approximately $0.3 million and $2.7 million for the three month periods ended March 31, 2019 and 2018, respectively. Related amounts receivable, net of BIEC, totaled approximately $0.2 million and $0.1 million as of March 31, 2019 and

December 31, 2018, respectively. In February 2018, MasTec acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, was a minority owner, for approximately $6.1 million in cash and an estimated earn-out liability of approximately $1.4 million, net, as adjusted. The net assets acquired included notes payable to the former owners totaling approximately $2.6 million and accrued interest of approximately $0.1 million, which amounts were subsequently repaid. Amounts outstanding for advances made by the Company on behalf of this entity totaled approximately $1.0 million as of both March 31, 2019 and December 31, 2018, which amount is expected to be settled under customary terms associated with the related purchase agreement.
The Company rents and leases equipment and purchases equipment supplies and servicing from CCI, in which it has a 15% equity investment. Juan Carlos Mas serves as the chairman of CCI, and a member of management of a MasTec subsidiary is a minority owner. For the three month periods ended March 31, 2019 and 2018, MasTec paid CCI approximately $6.0 million and $5.9 million, net of rebates, respectively, related to these arrangements. Amounts payable to CCI, net of rebates receivable, totaled approximately $6.3 million and $4.9 million as of March 31, 2019 and December 31, 2018, respectively. The Company has also rented equipment to CCI. There was no revenue from equipment rentals to CCI in either of the three month periods ended March 31, 2019 or 2018. As of December 31, 2018, amounts receivable from equipment rentals to CCI totaled approximately $0.3 million, which amount was collected in the first quarter of 2019.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended March 31, 2019 and 2018, MasTec incurred approximately $1.6 million and $5.0 million, respectively, of expenses under this subcontracting arrangement. As of March 31, 2019 and December 31, 2018, related amounts payable totaled approximately $1.6 million and $0.4 million, respectively.
MasTec leases employees to a customer in which Jorge Mas and José R. Mas own a majority interest. For both the three month periods ended March 31, 2019 and 2018, MasTec charged approximately $0.2 million to this customer. As of both March 31, 2019 and December 31, 2018, outstanding receivables related to this employee leasing arrangement totaled approximately $0.3 million. The Company also provides satellite communication services to this customer. For the three month periods ended March 31, 2019 and 2018, revenue from satellite communication services provided to this customer totaled approximately $0.2 million and $0.3 million, respectively. As of both March 31, 2019 and December 31, 2018, amounts receivable from this arrangement totaled approximately $0.3 million.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For the three month periods ended March 31, 2019 and 2018, MasTec paid approximately $0.7 million and $0.5 million, respectively, related to this leasing arrangement. As of both March 31, 2019 and December 31, 2018, related amounts payable were de minimis.
The Company’s Pacer subsidiary has a subcontracting arrangement with a contractual joint venture in which it holds a 35% undivided interest. Revenue recognized by the Company in connection with this arrangement totaled approximately $0.3 million for the three month period ended March 31, 2018, and as of December 31, 2018, related accounts receivable, net of BIEC, was de minimis. There was no activity for three month period ended March 31, 2019. Outstanding performance guarantees on behalf of this contractual joint venture, for which the related project was almost fully complete as of March 31, 2019, totaled Canadian $26.4 million as of both March 31, 2019 and December 31, 2018 (or approximately $19.8 million and $19.4 million, respectively). For three month period ended March 31, 2019, there was no project-related financing provided to this contractual joint venture, and for the three month period ended March 31, 2018, project-related financing totaled approximately $0.6 million.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. The Company made distributions of earnings to holders of its non-controlling interests of $0.6 million in the first quarter of 2018, which related to amounts earned during 2017.
Split Dollar Agreements
The Company has split dollar life insurance agreements with trusts of which Jorge Mas or José R. Mas is a trustee, for which there were no payments made in either of the three month periods ended March 31, 2019 or 2018. As of both March 31, 2019 and December 31, 2018, life insurance assets associated with these agreements totaled approximately $18.5 million.
Note 16 – Supplemental Guarantor Condensed Unaudited Consolidating Financial Information
The 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are, as of March 31, 2019, each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”). The Company’s subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary; if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Three Months Ended March 31, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,402.4	$139.1	$(23.2)	$1,518.3
Costs of revenue, excluding depreciation and amortization	—	1,200.7	134.5	(23.2)	1,312.0
Depreciation and amortization	—	54.7	4.3	—	59.0
General and administrative expenses	0.8	67.3	4.5	—	72.6
Interest expense (income), net	—	37.7	(15.4)	—	22.3
Equity in losses (earnings) of unconsolidated affiliates	—	0.1	(6.3)	—	(6.3)
Other expense (income), net	—	5.0	(1.5)	—	3.5
(Loss) income before income taxes	$(0.8)	$36.9	$19.0	$—	$55.1
Benefit from (provision for) income taxes	0.3	(12.0)	(0.3)	—	(12.0)
Net (loss) income before equity in income from subsidiaries	$(0.5)	$24.9	$18.7	$—	$43.1
Equity in income from subsidiaries, net of tax	43.7	—	—	(43.7)	—
Net income (loss)	$43.2	$24.9	$18.7	$(43.7)	$43.1
Net loss attributable to non-controlling interests	—	—	(0.0)	—	(0.0)
Net income (loss) attributable to MasTec, Inc.	$43.2	$24.9	$18.7	$(43.7)	$43.1
Comprehensive income (loss)	$37.5	$24.9	$13.2	$(38.1)	$37.5

For the Three Months Ended March 31, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,265.6	$185.6	$(54.4)	$1,396.8
Costs of revenue, excluding depreciation and amortization	—	1,136.2	155.5	(54.4)	1,237.3
Depreciation and amortization	—	43.3	6.6	—	49.9
General and administrative expenses	0.8	59.2	3.6	—	63.6
Interest expense (income), net	—	32.9	(15.8)	—	17.1
Equity in earnings of unconsolidated affiliates	—	—	(5.6)	—	(5.6)
Other income, net	—	(2.6)	(0.5)	—	(3.1)
(Loss) income before income taxes	$(0.8)	$(3.4)	$41.8	$—	$37.6
Benefit from (provision for) income taxes	0.2	0.8	(12.1)	—	(11.1)
Net (loss) income before equity in income from subsidiaries	$(0.6)	$(2.6)	$29.7	$—	$26.5
Equity in income from subsidiaries, net of tax	27.1	—	—	(27.1)	—
Net income (loss)	$26.5	$(2.6)	$29.7	$(27.1)	$26.5
Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to MasTec, Inc.	$26.5	$(2.6)	$29.8	$(27.1)	$26.6
Comprehensive income (loss)	$33.8	$(2.6)	$36.8	$(34.3)	$33.7

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of March 31, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$2,046.3	$278.9	$(63.1)	$2,262.1
Property and equipment, net	—	756.6	42.9	—	799.5
Operating lease assets	—	205.2	17.9	—	223.1
Goodwill and other intangible assets, net	—	1,251.5	82.2	—	1,333.7
Investments in and advances to consolidated affiliates, net	1,414.7	1,166.3	791.0	(3,372.0)	—
Other long-term assets	16.9	35.2	189.8	—	242.0
Total assets	$1,431.6	$5,461.1	$1,402.7	$(3,435.1)	$4,860.4
Liabilities and equity
Total current liabilities	$—	$1,169.3	$156.4	$(63.1)	$1,262.7
Long-term debt, including finance leases	—	1,534.7	4.6	—	1,539.3
Long-term operating lease liabilities	—	139.9	14.0	—	153.9
Other long-term liabilities	—	459.7	11.1	—	470.9
Total liabilities	$—	$3,303.6	$186.1	$(63.1)	$3,426.7
Total equity	$1,431.6	$2,157.5	$1,216.6	$(3,372.0)	$1,433.7
Total liabilities and equity	$1,431.6	$5,461.1	$1,402.7	$(3,435.1)	$4,860.4

As of December 31, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,993.0	$248.5	$(72.5)	$2,169.0
Property and equipment, net	—	699.2	48.6	—	747.8
Goodwill and other intangible assets, net	—	1,188.0	81.7	—	1,269.7
Investments in and advances to consolidated affiliates, net	1,373.1	1,138.4	816.9	(3,328.4)	—
Other long-term assets	16.8	42.0	194.6	—	253.4
Total assets	$1,389.9	$5,060.6	$1,390.3	$(3,400.9)	$4,440.0
Liabilities and equity
Total current liabilities	$—	$1,185.9	$170.2	$(72.5)	$1,283.6
Long-term debt, including finance leases	—	1,319.4	4.9	—	1,324.2
Other long-term liabilities	—	429.2	10.8	—	440.1
Total liabilities	$—	$2,934.5	$185.9	$(72.5)	$3,047.9
Total equity	$1,389.9	$2,126.1	$1,204.4	$(3,328.4)	$1,392.0
Total liabilities and equity	$1,389.9	$5,060.6	$1,390.3	$(3,400.9)	$4,440.0

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Three Months Ended March 31, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash used in operating activities	$—	$(43.5)	$(3.3)	$—	$(46.8)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(93.7)	—	—	(93.7)
Capital expenditures	—	(32.9)	(1.5)	—	(34.4)
Proceeds from sale of property and equipment	—	4.8	3.9	—	8.7
Payments for other investments	—	(1.4)	(0.8)	—	(2.2)
Proceeds from other investments	—	10.4	—	—	10.4
Net cash (used in) provided by investing activities	$—	$(112.8)	$1.6	$—	$(111.2)
Cash flows from financing activities:
Proceeds from credit facilities	—	862.7	3.7	—	866.4
Repayments of credit facilities	—	(667.2)	(3.6)	—	(670.8)
Repayments of other borrowings, net	—	—	—	—	(0.0)
Payments of finance lease obligations	—	(16.7)	(0.5)	—	(17.2)
Repurchase of common stock	(5.7)	—	—	—	(5.7)
Proceeds from stock-based awards, net	1.1	—	—	—	1.1
Net financing activities and advances from (to) consolidated affiliates	4.6	(27.3)	22.7	—	—
Net cash provided by financing activities	$—	$151.5	$22.3	$—	$173.8
Effect of currency translation on cash	—	—	—	—	—
Net (decrease) increase in cash and cash equivalents	$—	$(4.8)	$20.6	$—	$15.8
Cash and cash equivalents - beginning of period	$—	$11.9	$15.6	$—	$27.4
Cash and cash equivalents - end of period	$—	$7.1	$36.2	$—	$43.2

For the Three Months Ended March 31, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by (used in) operating activities	$—	$114.0	$(30.5)	$—	$83.5
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(4.3)	—	—	(4.3)
Capital expenditures	—	(22.4)	(0.1)	—	(22.5)
Proceeds from sale of property and equipment	—	4.8	0.6	—	5.4
Payments for other investments	—	—	(14.8)	—	(14.8)
Proceeds from other investments	—	—	5.4	—	5.4
Net cash used in investing activities	$—	$(21.9)	$(8.9)	$—	$(30.9)
Cash flows from financing activities:
Proceeds from credit facilities	—	810.6	6.3	—	816.9
Repayments of credit facilities	—	(736.6)	(10.5)	—	(747.1)
Repayments of other borrowings, net	—	(14.4)	(0.2)	—	(14.6)
Payments of finance lease obligations	—	(16.2)	(1.9)	—	(18.1)
Repurchase of common stock	(90.9)	—	—	—	(90.9)
Distributions to non-controlling interests	—	(0.6)	—	—	(0.6)
Proceeds from stock-based awards, net	0.9	—	—	—	0.9
Net financing activities and advances from (to) consolidated affiliates	90.0	(132.3)	42.3	—	—
Net cash (used in) provided by financing activities	$—	$(89.5)	$36.0	$—	$(53.5)
Effect of currency translation on cash	—	—	0.7	—	0.7
Net increase (decrease) in cash and cash equivalents	$—	$2.6	$(2.7)	$—	$(0.1)
Cash and cash equivalents - beginning of period	$—	$10.0	$30.3	$—	$40.3
Cash and cash equivalents - end of period	$—	$12.6	$27.6	$—	$40.2

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
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our 2018 Form 10-K, including those described under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors,” as updated by Item 1A, “Risk Factors” in this report and other filings we make with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our business, financial position and results of operations as of and for the three month periods ended March 31, 2019 and 2018. This discussion and analysis should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2018 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation, including renewables; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for 90 years. As of March 31, 2019, we had approximately 19,500 employees, based on a twelve month average, and 400 locations, and offer our services primarily under the MasTec service mark. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We expect to realize approximately 65% of our March 31, 2019 estimated backlog in 2019. The following table presents 18-month estimated backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	March 31, 2019	December 31, 2018	March 31, 2018
Communications	$4,337	$4,276	$3,820
Oil and Gas	2,537	2,125	2,656
Electrical Transmission	409	610	365
Power Generation and Industrial	716	678	707
Other	1	1	3
Estimated 18-month backlog	$8,000	$7,690	$7,551

Approximately 45% of our backlog as of March 31, 2019 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays or cancellations, regulatory delays or other factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is not a term recognized under U.S. GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference. As of March 31, 2019, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $2.7 billion of estimates of future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $300 million of remaining performance obligations in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2019 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $900 million of estimates of future revenue under master service and other service agreements that is included within the related backlog estimate.
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our condensed unaudited consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about our operating results, including the results of construction contracts accounted for under the cost-to-cost method, and the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. During the first quarter of 2019, we performed a quantitative assessment of the goodwill associated with a reporting unit in our Oil and Gas segment in conjunction with our quarterly review for indicators of impairment. Based on the results of this assessment, we determined that the estimated fair value of this reporting unit, which has goodwill with a carrying value of approximately $15 million, exceeded it carrying value by approximately 6% as of March 31, 2019. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill charges in the future.
We believe that our accounting estimates pertaining to: the recognition of revenue and project profit or loss, which we define as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill, indefinite-lived intangible assets and acquisition-related contingent consideration; income taxes; self-insurance liabilities; and litigation and other contingencies, are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Actual results could, however, vary materially from these accounting estimates. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, and to our 2018 Form 10-K for discussion of our significant accounting policies.
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

	For the Three Months Ended March 31,
	2019		2018
Revenue	$1,518.3	100.0%	$1,396.8	100.0%
Costs of revenue, excluding depreciation and amortization	1,312.0	86.4%	1,237.3	88.6%
Depreciation and amortization	59.0	3.9%	49.9	3.6%
General and administrative expenses	72.6	4.8%	63.6	4.6%
Interest expense, net	22.3	1.5%	17.1	1.2%
Equity in earnings of unconsolidated affiliates	(6.3)	(0.4)%	(5.6)	(0.4)%
Other expense (income), net	3.5	0.2%	(3.1)	(0.2)%
Income before income taxes	$55.1	3.6%	$37.6	2.7%
Provision for income taxes	(12.0)	(0.8)%	(11.1)	(0.8)%
Net income	$43.1	2.8%	$26.5	1.9%
Net loss attributable to non-controlling interests	(0.0)	(0.0)%	(0.1)	(0.0)%
Net income attributable to MasTec, Inc.	$43.1	2.8%	$26.6	1.9%

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

	Revenue		EBITDA and EBITDA Margin
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Reportable Segment:	2019	2018	2019		2018
Communications	$612.8	$627.1	$45.3	7.4%	$82.1	13.1%
Oil and Gas	621.3	536.5	107.4	17.3%	33.0	6.2%
Electrical Transmission	94.9	114.0	3.8	4.0%	4.6	4.0%
Power Generation and Industrial	189.4	117.6	3.2	1.7%	4.8	4.1%
Other	0.0	1.9	6.2	NM	5.9	304.3%
Eliminations	(0.1)	(0.3)	—	—	—	—
Corporate	—	—	(29.5)	NA	(25.8)	NA
Consolidated Results	$1,518.3	$1,396.8	$136.4	9.0%	$104.6	7.5%

NM - Percentage is not meaningful

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenue. For the three month period ended March 31, 2019, consolidated revenue totaled $1,518 million as compared with $1,397 million for the same period in 2018, an increase of $122 million, or 9%. Revenue increases in our Oil and Gas segment of $85 million, or 16%, and in our Power Generation and Industrial segment of $72 million, or 61%, were partially offset by decreases in our Electrical Transmission segment of $19 million, or 17%, our Communications segment of $14 million, or 2% and our Other segment of $2 million. Acquisitions contributed $40 million in revenue for the three month period ended March 31, 2019, and organic revenue increased by approximately $82 million or 6% as compared with the same period in 2018.
Communications Segment. Communications revenue was $613 million for the three month period ended March 31, 2019, as compared with $627 million for the same period in 2018, a decrease of $14 million, or 2%. Acquisitions contributed $1 million of revenue for the three month period ended March 31, 2019. The decrease in organic revenue of $15 million, or 2%, was primarily driven by a significant decrease in storm restoration services and in install-to-the-home revenue, partially offset by higher levels of wireless and wireline/fiber revenue as compared with the same period in the prior year.
Oil and Gas Segment. Oil and Gas revenue was $621 million for three month period ended March 31, 2019, as compared with $536 million for the same period in 2018, an increase of $85 million, or 16%. Acquisitions contributed $36 million of revenue for the three month period ended March 31, 2019. The increase in organic revenue of $49 million, or 9%, was due primarily to increased demand for pipeline projects, including project activity and timing, partially offset by the effect of regulatory disruptions on selected long-haul pipeline construction activity.
Electrical Transmission Segment. Electrical Transmission revenue was $95 million for the three month period ended March 31, 2019 as compared with $114 million for the same period in 2018, a decrease of $19 million, or 17%, due primarily to lower levels of project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $189 million for the three month period ended March 31, 2019 as compared with $118 million for the same period in 2018, an increase of $72 million, or 61%. Organic revenue increased by approximately $69 million, or 58%, as compared with the same period in 2018, and acquisitions contributed $3 million of revenue for the three month period ended March 31, 2019. The increase in organic revenue was driven by higher levels of renewable power project activity.
Other Segment. Other segment revenue decreased by $2 million for the three month period ended March 31, 2019 as compared with the same period in 2018 due primarily to a decrease in our international oil and gas operations.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $75 million, or 6%, from $1,237 million for three month period ended March 31, 2018 to $1,312 million for the same period in 2019. Higher levels of revenue contributed an increase of $108 million in costs of revenue, excluding depreciation and amortization, offset, in part, by a decrease of approximately $33 million from improved productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 220 basis points, from 88.6% of revenue for the three month period ended March 31, 2018 to 86.4% of revenue for the same period in 2019. The basis point decrease was primarily driven by improved project efficiencies, closeouts and mix in our Oil and Gas segment, offset, in part, by reduced project efficiencies and mix, including lower levels of storm restoration services and project inefficiencies and costs incurred to expand operating capacity to support expected future business growth, in our Communications and Power Generation and Industrial segments.
Depreciation and amortization. Depreciation and amortization was $59 million, or 3.9% of revenue, for the three month period ended March 31, 2019 as compared with $50 million, or 3.6% of revenue, in 2018, an increase of $9 million, or 18%. Acquisitions contributed $3 million of depreciation and amortization for the three month period ended March 31, 2019. As a percentage of revenue, depreciation and amortization increased by approximately 30 basis points due to acquisition activity, as well as equipment purchases, including equipment acquired under finance leases, in support of growth in our businesses.
General and administrative expenses. General and administrative expenses were $73 million, or 4.8% of revenue, for the three month period ended March 31, 2019, as compared with $64 million, or 4.6% of revenue, for the same period in 2018, an increase of $9 million, or 14%. Acquisitions contributed $2 million of general and administrative expenses for the three month period ended March 31, 2019. Excluding the effects of acquisitions, administrative expenses increased by approximately $7 million as compared with the same period in the prior year, primarily due to increased administrative costs to support growth in our businesses as well as an increase in various other administrative costs, including incentive and compensation expense, offset by timing of legal matters and other settlements. Overall, general and administrative expenses as a percentage of revenue increased by approximately 20 basis points for the three month period ended March 31, 2019 as compared with the same period in 2018,
Interest expense, net. Interest expense, net of interest income, was $22 million, or 1.5% of revenue, for the three month period ended March 31, 2019 as compared with $17 million, or 1.2% of revenue, in the same period in 2018. The increase in interest expense related primarily to credit facility activity as well as an increase in discount charges on financing arrangements for trade receivables. The increase in credit facility-related interest expense and discount charges resulted primarily from higher average interest rates.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For both the three month periods ended March 31, 2019 and 2018, equity in earnings from unconsolidated affiliates totaled approximately $6 million and related primarily to our investments in the Waha JVs.
Other expense (income), net. Other expense (income), net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. Other expense, net, was $4 million for the three month period ended March 31, 2019, as compared with other income, net of $3 million in the same period in 2018. For the three month period ended March 31, 2019, other expense, net, included approximately $7 million of expense from changes to estimated earn-out accruals, offset, in part, by $2 million of gains on sales of equipment, net. For the three month period ended March 31, 2018, other income, net, primarily related to gains on sales of equipment, net.

Provision for income taxes. Income tax expense was $12 million for the three month period ended March 31, 2019 as compared with $11 million for the same period in the prior year. In the first quarter of 2019, pre-tax income increased to $55 million as compared with $38 million for the same period in the prior year. Our effective tax rate decreased to 21.8% for the three month period ended March 31, 2019 from 29.6% for the same period in 2018, primarily as a result of excess tax benefits, net, from the vesting of share-based awards of approximately $2 million and reduced foreign earnings.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $45 million, or 7.4% of revenue, for the three month period ended March 31, 2019, as compared with $82 million, or 13.1% of revenue, for the same period in 2018, a decrease of approximately $37 million, or 45%. Lower levels of revenue contributed a decrease in EBITDA of $2 million. As a percentage of revenue, EBITDA decreased by approximately 570 basis points, or $35 million, primarily due to mix, including from significantly lower levels of storm restoration services as well as project inefficiencies and costs incurred to expand operating capacity to support expected future business growth.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $107 million, or 17.3% of revenue, for the three month period ended March 31, 2019, as compared with $33 million, or 6.2% of revenue, for the same period in 2018, an increase of $74 million, or approximately 225%. Improved productivity contributed an increase in EBITDA of approximately $69 million, and higher levels of revenue contributed an increase in EBITDA of $5 million. EBITDA margins increased by approximately 1,110 basis points due primarily to improved project efficiencies, closeouts and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $4 million, or 4.0% of revenue, for the three month period ended March 31, 2019, as compared with EBITDA of approximately $5 million, or 4.0% of revenue, for the same period in 2018, a decrease in EBITDA of approximately $1 million, or approximately 18%, due primarily to lower levels of revenue.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $3 million, or 1.7% of revenue, for the three month period ended March 31, 2019, as compared with EBITDA of $5 million, or 4.1% of revenue, for the same period in 2018, a decrease in EBITDA of $2 million, or approximately 33%. Higher levels of revenue contributed an increase in EBITDA of $3 million. As a percentage of revenue, segment EBITDA decreased by approximately 240 basis points, or $4 million, as compared with the same period in the prior year, due primarily to a combination of reduced project efficiencies and mix.
Other Segment. EBITDA from Other businesses was generally flat at approximately $6 million for both the three month periods ended March 31, 2019 and 2018. Other segment EBITDA for both the three month periods ended March 31, 2019 and 2018 related primarily to equity in earnings from unconsolidated affiliates related to our investments in the Waha JVs.
Corporate. Corporate EBITDA was negative $30 million for the three month period ended March 31, 2019, as compared with EBITDA of negative $26 million for the same period in 2018, for a decrease in EBITDA of approximately $4 million. Corporate EBITDA for the three month period ended March 31, 2019 included approximately $7 million of expense related to changes in estimated earn-out accruals. Excluding the effects of earn-outs, other corporate expenses for the three month period ended March 31, 2019 decreased by approximately $3 million as compared with the same period in the prior year, due primarily to the effect of timing of legal matters and other settlements, partially offset by an increase in various administrative costs, including incentive and compensation expense.
Foreign Operations
Our foreign operations are primarily in Canada and, to a lesser extent, in Mexico. See Note 13 - Segments and Related Information in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude non-cash stock-based compensation expense and any related tax effects. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted. Additionally, these adjusted measures provide a baseline for analyzing trends in our underlying business.
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

	For the Three Months Ended March 31,
	2019		2018
Net income	$43.1	2.8%	$26.5	1.9%
Interest expense, net	22.3	1.5%	17.1	1.2%
Provision for income taxes	12.0	0.8%	11.1	0.8%
Depreciation and amortization	59.0	3.9%	49.9	3.6%
EBITDA	$136.4	9.0%	$104.6	7.5%
Non-cash stock-based compensation expense	3.7	0.2%	3.2	0.2%
Adjusted EBITDA	$140.1	9.2%	$107.8	7.7%
A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended March 31,
	2019		2018
EBITDA	$136.4	9.0%	$104.6	7.5%
Non-cash stock-based compensation expense	3.7	0.2%	3.2	0.2%
Adjusted EBITDA	$140.1	9.2%	$107.8	7.7%
Reportable Segment:
Communications	$45.3	7.4%	$82.1	13.1%
Oil and Gas	107.4	17.3%	33.0	6.2%
Electrical Transmission	3.8	4.0%	4.6	4.0%
Power Generation and Industrial	3.2	1.7%	4.8	4.1%
Other	6.2	NM	5.9	304.3%
Corporate	(25.8)	NA	(22.6)	NA
Adjusted EBITDA	$140.1	9.2%	$107.8	7.7%
NM - Percentage is not meaningful

The table below, which may contain slight summation differences due to rounding, reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended March 31,
	2019		2018
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$43.1	$0.57	$26.5	$0.32
Adjustments:
Non-cash stock-based compensation expense	$3.7	$0.05	$3.2	$0.04
Income tax effect of adjustments (a)	(3.2)	(0.04)	(0.9)	(0.01)
Adjusted non-U.S. GAAP measure	$43.6	$0.58	$28.8	$0.35

(a)
Represents the tax effect of non-cash stock-based compensation expense, including net tax benefits of $2.3 million from the vesting of share-based awards for the three month period ended March 31, 2019. For the three month period ended March 31, 2018, net tax benefits from the vesting of share-based awards were de minimis. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effect on pre-tax income. For the three month periods ended March 31, 2019 and 2018, our consolidated effective tax rates, as reported, were 22% and 30%, respectively, and as adjusted, were 26% and 29%, respectively.

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
Capital Expenditures. For the three month period ended March 31, 2019, we spent $34 million on capital expenditures, or $26 million, net of asset disposals, and incurred approximately $40 million of equipment purchases under finance leases. We estimate that we will spend approximately $110 million on capital expenditures, or approximately $85 million, net of asset disposals, in 2019, and expect to incur approximately $160 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the three month period ended March 31, 2019, we used $94 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future earn-out obligations as of March 31, 2019 was approximately $141 million. Of this amount, $41 million represents the liability for earn-out obligations that have been earned. The remainder is management’s estimate of potential earn-out obligations that are contingent upon future performance. For both the three month periods ended March 31, 2019 and 2018, we made no payments related to earn-out obligations.
Income Taxes. For the three month period ended March 31, 2019, tax payments, net of tax refunds were approximately $3 million. For the three month period ended March 31, 2018, tax refunds, net of tax payments, totaled approximately $29 million and resulted primarily from the utilization of certain tax credits, as well as the tax effect of an increase in tax depreciation under the tax provisions of the 2017 Tax Act. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of March 31, 2019, we expect that substantially all of our CIEB will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, CIEB and retainage, net of allowance, increased to $2.0 billion as of March 31, 2019 from $1.9 billion as of December 31, 2018 due primarily to an increase in our days sales outstanding, as discussed below.
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
Sources and Uses of Cash
As of March 31, 2019, we had approximately $1 billion in working capital, defined as current assets less current liabilities, as compared with $885 million as of December 31, 2018, an increase of approximately $114 million. Cash and cash equivalents totaled approximately $43 million and $27 million as of March 31, 2019 and December 31, 2018, respectively.
Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by operating activities	$(46.8)	$83.5
Net cash used in investing activities	$(111.2)	$(30.9)
Net cash provided by (used in) financing activities	$173.8	$(53.5)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, net, prepaid expenses and other current assets, accounts payable, accrued expenses and BIEC, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash used in operating activities for the three month period ended March 31, 2019 was $47 million, as compared with approximately $84 million of cash provided by operating activities for the same period in 2018. The decrease in cash flow from operations was primarily due to the effect of working capital-related changes in assets and liabilities, net.
Our days sales outstanding (“DSO”), net of BIEC, was 104 as of March 31, 2019 as compared with 81 as of December 31, 2018. The increase in DSO, net of BIEC, for the three month period ended March 31, 2019 was primarily related to ordinary course billing activity on certain pipeline construction projects in our Oil and Gas segment, for which substantial amounts have been subsequently collected. DSO, net of BIEC, is calculated as accounts receivable, net, less BIEC, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to timing of collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities increased by $80 million to $111 million for the three month period ended March 31, 2019 from $31 million for the three month period ended March 31, 2018. For the three month period ended March 31, 2019 cash paid for acquisitions, net, totaled $94 million, as compared with $4 million for the same period in 2018, an increase of approximately $90 million. For the three month period ended March 31, 2019, we spent $34 million on capital expenditures, or $26 million, net of asset disposals, as compared with $23 million, or $17 million, net of asset disposals, for the same period in the prior year, an increase of $9 million, primarily to support growth in our businesses. For the three month period ended March 31, 2019, payments for other investments totaled $2 million, whereas for the three month period ended March 31, 2018, payments for other investments totaled $15 million and related primarily to our equity investment in the Waha JVs. For the three month period ended March 31, 2019, proceeds from other investments of $10 million related primarily to the sale of an equity investment in a telecommunications entity, whereas for the three month period ended March 31, 2018, proceeds from other investments of $5 million related primarily to recoveries from an investment that is in the final stages of liquidation and is being managed by a receiver.
Financing Activities. Net cash provided by financing activities for the three month period ended March 31, 2019 was $174 million, as compared with cash used in financing activities of $53 million for the three month period ended March 31, 2018, for an increase in cash provided by financing activities of $227 million. Credit facility related activity, net, for the three month period ended March 31, 2019, totaled $196 million of borrowings, net of repayments, as compared with $70 million for the three month period ended March 31, 2018, an increase of $126 million. For the three month period ended March 31, 2019, payments for repurchases of common stock totaled $6 million, and primarily related to settlement of December 2018 share repurchases. Share repurchases for the three month period ended March 31, 2018 totaled $98 million, of which approximately $8 million was settled in April 2018. As of March 31, 2019, we had approximately $129 million available for share repurchases under existing share repurchase authorizations.
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
We are dependent upon borrowings and letters of credit under the Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, and Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2018 Form 10-K.
4.875% Senior Notes
We have $400 million of 4.875% senior notes due March 15, 2023 (our “4.875% Senior Notes”) outstanding, which were issued in 2013 in a registered public offering. The 4.875% Senior Notes are guaranteed by certain of our subsidiaries and are subject to certain provisions and covenants, as more fully described in Note 7 - Debt and Note 17 - Supplemental Guarantor Condensed Consolidating Financial Information in the notes to the audited consolidated financial statements included in our 2018 Form 10-K. Also, see Note 16 - Supplemental Guarantor Condensed Unaudited Consolidating Financial Information in the notes to the condensed unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of March 31, 2019.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2018 Form 10-K. Also see Note 7 - Debt in the notes to the condensed unaudited consolidated financial statements in this Form 10-Q for current period balances and discussion, which is incorporated by reference.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with certain indemnification and guarantee arrangements and obligations relating to our equity and other investment arrangements, including our variable interest entities. Refer to Note 14 - Commitments and Contingencies, Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions in the notes to the condensed unaudited consolidated financial statements, which are incorporated by reference.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2019, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of March 31, 2019, we had $660 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 4.19% and a term loan with a balance of $372 million with an interest rate of 4.00%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $3 million for the three month period ended March 31, 2019.
As of March 31, 2019, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $206 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.3%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 5% of our total revenue for the three month period ended March 31, 2019. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three month period ended March 31, 2019. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three month period ended March 31, 2019, net foreign currency translation losses were de minimis.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of March 31, 2019. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
Changes in Internal Control over Financial Reporting
Certain updates to our internal controls, processes and systems were implemented in connection with the adoption of ASU 2016-02. Notwithstanding, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Note 14 - Commitments and Contingencies in the notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2018 Form 10-K.
ITEM 1A.    RISK FACTORS
There have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2018 Form 10-K, as updated by our Quarterly Report on Form 10-Q and other filings we make with the SEC.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (c)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (d)
January 1 through January 31	15,100	$39.78	15,100	$128,846,586
February 1 through February 28	258	$43.46	—	$128,846,586
March 1 through March 31	—	$—	—	$128,846,586
Total	15,358		15,100

(a)	Includes 15,100 of repurchases under share repurchase programs and 258 of shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs.

(b)	Except to the extent described in (a) above with respect to share repurchases associated with compensation and benefit programs, all shares were acquired in open-market transactions.

(c)	Purchased under our September 2018 $150 million share repurchase program, which was publicly announced on September 11, 2018.

(d)
As of March 31, 2019, includes $28.8 million available for repurchase under our September 2018 share repurchase program and $100.0 million available under our December 2018 share repurchase program, which was publicly announced on December 21, 2018.

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

MASTEC, INC.
Date:	May 2, 2019
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