Form 10-Q
period 2019-06-30
MASTEC INC
filed 2019-08-01
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
Commission File Number 001-08106
_____________________________________________

MasTec, Inc.
(Exact name of registrant as specified in its charter)

Florida		65-0829355
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

800 S. Douglas Road, 12th Floor
Coral Gables,	Florida	33134
(Address of principal executive offices)		(Zip Code)
(305) 599-1800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 Par Value	MTZ	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
As of July 29, 2019, MasTec, Inc. had 76,310,551 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2019

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$1,939,006	$1,617,804	$3,457,346	$3,014,638
Costs of revenue, excluding depreciation and amortization	1,633,400	1,366,584	2,945,448	2,603,883
Depreciation and amortization	59,944	51,676	118,975	101,615
General and administrative expenses	70,819	67,602	143,436	131,224
Interest expense, net	16,623	20,795	38,881	37,854
Equity in earnings of unconsolidated affiliates	(6,551)	(5,824)	(12,811)	(11,409)
Other expense (income), net	4,812	788	8,317	(2,301)
Income before income taxes	$159,959	$116,183	$215,100	$153,772
Provision for income taxes	(39,736)	(35,782)	(51,770)	(46,908)
Net income	$120,223	$80,401	$163,330	$106,864
Net income (loss) attributable to non-controlling interests	513	(91)	507	(188)
Net income attributable to MasTec, Inc.	$119,710	$80,492	$162,823	$107,052

Earnings per share (Note 2):
Basic earnings per share	$1.59	$1.02	$2.17	$1.34
Basic weighted average common shares outstanding	75,183	78,984	75,088	80,061

Diluted earnings per share	$1.58	$1.01	$2.15	$1.32
Diluted weighted average common shares outstanding	75,747	80,062	75,661	81,136

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$120,223	$80,401	$163,330	$106,864
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	113	(1,652)	13	(2,175)
Unrealized (losses) gains on equity investee activity, net of tax	(8,732)	2,937	(14,194)	10,653
Comprehensive income	$111,604	$81,686	$149,149	$115,342
Comprehensive income (loss) attributable to non-controlling interests	513	(91)	507	(188)
Comprehensive income attributable to MasTec, Inc.	$111,091	$81,777	$148,642	$115,530

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands, except shares and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$59,176	$27,422
Accounts receivable, net (Note 5)	1,841,768	1,923,970
Inventories, net	126,965	113,709
Prepaid expenses	44,096	56,558
Other current assets	55,007	47,330
Total current assets	$2,127,012	$2,168,989
Property and equipment, net	852,804	747,808
Operating lease assets	241,493	—
Goodwill, net	1,144,176	1,100,350
Other intangible assets, net	190,149	169,370
Other long-term assets	241,737	253,436
Total assets	$4,797,371	$4,439,953
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$106,882	$82,655
Current portion of operating lease liabilities	77,629	—
Accounts payable	633,245	669,712
Accrued salaries and wages	125,672	90,218
Other accrued expenses	158,318	133,033
Billings in excess of costs and earnings	200,576	227,056
Other current liabilities	88,831	80,937
Total current liabilities	$1,391,153	$1,283,611
Long-term debt, including finance leases	1,250,812	1,324,223
Long-term operating lease liabilities	168,698	—
Deferred income taxes	256,519	263,687
Other long-term liabilities	178,851	176,408
Total liabilities	$3,246,033	$3,047,929
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 91,626,986 and 91,327,009 (including 1,152,993 and 1,251,533 of unvested stock awards) as of June 30, 2019 and December 31, 2018, respectively	9,163	9,133
Capital surplus	799,162	789,009
Retained earnings	1,281,198	1,118,375
Accumulated other comprehensive loss	(74,675)	(60,494)
Treasury stock, at cost: 15,344,917 and 15,329,817 shares as of June 30, 2019 and December 31, 2018, respectively	(466,727)	(466,125)
Total MasTec, Inc. shareholders’ equity	$1,548,121	$1,389,898
Non-controlling interests	$3,217	$2,126
Total equity	$1,551,338	$1,392,024
Total liabilities and equity	$4,797,371	$4,439,953

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2019
Balance as of March 31, 2019	91,591,398	$9,159	(15,344,917)	$(466,727)	$793,748	$1,161,487	$(66,056)	$1,431,611	$2,121	$1,433,732
Net income						119,710		119,710	513	120,223
Other comprehensive loss							(8,619)	(8,619)		(8,619)
Non-cash stock-based compensation					4,220			4,220		4,220
Issuance of restricted shares, net	57	—			—			—		—
Other stock issuances, net of shares withheld for taxes	35,531	4			1,194			1,198		1,198
Contributions from non-controlling interests								—	584	584
Balance as of June 30, 2019	91,626,986	$9,163	(15,344,917)	$(466,727)	$799,162	$1,281,198	$(74,675)	$1,548,121	$3,217	$1,551,338

For the Three Months Ended June 30, 2018
Balance as of March 31, 2018	91,063,699	$9,106	(10,171,531)	$(245,573)	$779,449	$885,277	$(56,519)	$1,371,740	$2,457	$1,374,197
Net income (loss)						80,492		80,492	(91)	80,401
Other comprehensive income							1,285	1,285		1,285
Non-cash stock-based compensation					3,389			3,389		3,389
Forfeiture of restricted shares, net	(8,797)	(1)			1			—		—
Other stock issuances, net of shares withheld for taxes	25,378	3			986			989		989
Acquisition of treasury stock, at cost			(664,218)	(29,862)				(29,862)		(29,862)
Balance as of June 30, 2018	91,080,280	$9,108	(10,835,749)	$(275,435)	$783,825	$965,768	$(55,234)	$1,428,032	$2,366	$1,430,398

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2019
Balance as of December 31, 2018	91,327,009	$9,133	(15,329,817)	$(466,125)	$789,009	$1,118,375	$(60,494)	$1,389,898	$2,126	$1,392,024
Net income						162,823		162,823	507	163,330
Other comprehensive loss							(14,181)	(14,181)		(14,181)
Non-cash stock-based compensation					7,940			7,940		7,940
Issuance of restricted shares, net	233,419	23			(23)			—		—
Other stock issuances, net of shares withheld for taxes	66,558	7			2,236			2,243		2,243
Acquisition of treasury stock, at cost			(15,100)	(602)				(602)		(602)
Contributions from non-controlling interests								—	584	584
Balance as of June 30, 2019	91,626,986	$9,163	(15,344,917)	$(466,727)	$799,162	$1,281,198	$(74,675)	$1,548,121	$3,217	$1,551,338

For the Six Months Ended June 30, 2018
Balance as of December 31, 2017	90,935,584	$9,094	(8,132,811)	$(147,124)	$775,387	$857,154	$(63,712)	$1,430,799	$2,554	$1,433,353
Cumulative effect of adoption, Topic 606						1,562		1,562		1,562
Net income (loss)						107,052		107,052	(188)	106,864
Other comprehensive income							8,478	8,478		8,478
Non-cash stock-based compensation					6,571			6,571		6,571
Issuance of restricted shares, net	96,018	10			(10)			—		—
Other stock issuances, net of shares withheld for taxes	48,678	4			1,877			1,881		1,881
Acquisition of treasury stock, at cost			(2,702,938)	(128,311)				(128,311)		(128,311)
Balance as of June 30, 2018	91,080,280	$9,108	(10,835,749)	$(275,435)	$783,825	$965,768	$(55,234)	$1,428,032	$2,366	$1,430,398

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$163,330	$106,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,975	101,615
Non-cash interest expense, net	737	1,451
Non-cash stock-based compensation expense	7,940	6,571
Benefit from deferred income taxes	(14,190)	(172)
Equity in earnings of unconsolidated affiliates	(12,811)	(11,409)
Gains on sales of assets, net, including fixed assets held-for-sale	(6,074)	(6,920)
Other non-cash items, net	(2,899)	2,686
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	117,023	(471,716)
Inventories	(265)	(8,550)
Other assets, current and long-term portion	6,187	58,949
Accounts payable and accrued expenses	(26,355)	188,511
Billings in excess of costs and earnings	(28,406)	44,524
Other liabilities, current and long-term portion	28,269	10,813
Net cash provided by operating activities	$351,461	$23,217
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(94,647)	(6,684)
Capital expenditures	(57,455)	(87,997)
Proceeds from sale of property and equipment	19,567	13,884
Payments for other investments	(4,972)	(35,713)
Proceeds from other investments	14,705	5,415
Net cash used in investing activities	$(122,802)	$(111,095)
Cash flows from financing activities:
Proceeds from credit facilities	1,627,909	1,638,874
Repayments of credit facilities	(1,754,043)	(1,374,552)
Proceeds from (repayments of) other borrowings, net	1	(15,800)
Payments of finance lease obligations	(38,646)	(37,926)
Payments of acquisition-related contingent consideration	(29,267)	(15,929)
Proceeds from (distributions to) non-controlling interests	584	(559)
Proceeds from stock-based awards, net	2,289	1,927
Repurchases of common stock	(5,652)	(128,311)
Net cash (used in) provided by financing activities	$(196,825)	$67,724
Effect of currency translation on cash	(80)	512
Net increase (decrease) in cash and cash equivalents	$31,754	$(19,642)
Cash and cash equivalents - beginning of period	$27,422	$40,326
Cash and cash equivalents - end of period	$59,176	$20,684

Supplemental cash flow information:
Interest paid	$43,102	$36,068
Income tax payments (refunds), net	$39,417	$(13,975)
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$110,164	$39,548

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
Management Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions, the results of which form the basis of making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Key estimates include: the recognition of revenue and project profit or loss, which the Company defines as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill and intangible assets, acquisition-related contingent consideration and equity investments; allowances for doubtful accounts; asset lives used in computing depreciation and amortization; fair values of financial instruments; self-insurance liabilities; other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from those estimates.
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

Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using time and materials or a fixed price per unit basis; or (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 33% and 37% of consolidated revenue for the three month periods ended June 30, 2019 and 2018, respectively, and totaled 36% and 38% for the six month periods ended June 30, 2019 and 2018, respectively.
For certain master service and other service agreements under which the Company performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 5% and 7% of consolidated revenue for the three month periods ended June 30, 2019 and 2018, respectively, and accounted for approximately 5% and 8% for the six month periods ended June 30, 2019 and 2018, respectively. Substantially all of the Company’s other revenue is recognized over time.
The cost estimation process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the six month periods ended June 30, 2019 and 2018, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2018 and 2017. Revenue recognized for the three month periods ended June 30, 2019 and 2018 as a result of changes in revenue estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods totaled approximately $22.6 million and $5.2 million, respectively, and totaled $28.9 million and $47.4 million for the six month periods ended June 30, 2019 and 2018, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such costs, which are amortized over the life of the respective projects, were not material for the three or six month periods ended June 30, 2019 and 2018.
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
Remaining performance obligations represent the amount of unearned transaction price under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction price from its proportionately consolidated non-controlled joint ventures. As of June 30, 2019, the amount of the Company’s remaining performance obligations was $5.3 billion. The Company expects to recognize approximately $3.5 billion of its remaining performance obligations as revenue during 2019, with the remainder to be recognized primarily in 2020.
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
As of June 30, 2019 and December 31, 2018, the Company included approximately $43 million and $56 million, respectively, of change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within costs and earnings in excess of billings or accounts receivable, net of allowance, as appropriate. As of both June 30, 2019 and December 31, 2018, these change orders and/or claims were primarily related to certain projects in the Company’s Oil and Gas segment. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.
Recently Issued Accounting Pronouncements
See the recent accounting pronouncements discussion below for information pertaining to the effects of recently adopted and other recent accounting pronouncements, as updated from the discussion in the Company’s 2018 Form 10-K.
Accounting Pronouncements Adopted in 2019
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), which, together with its related clarifying ASUs (collectively, “ASU 2016-02”), provides revised guidance for lease accounting and related disclosure requirements, including a requirement for lessees to recognize right-of-use assets and lease liabilities on the balance sheet for leases with durations greater than twelve months. Under the new guidance, lessees classify leases as either finance or operating leases. Lease expense is recognized based on an effective interest method for finance leases, and on a straight-line basis over the term of the lease for operating leases.
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
The Company recognized approximately $230 million of lease assets and liabilities for operating leases upon adoption of ASU 2016-02. The adoption of Topic 842 did not have a material effect on the Company's results of operations or cash flows. For additional information about the Company’s leases, see Note 8 - Lease Obligations.
Reclassification of Tax Effects from Other Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02, which the Company adopted during the first quarter of 2019, permitted entities to reclassify the tax effects related to the change in the federal tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) from accumulated other comprehensive income to retained earnings. The Company elected not to reclassify these tax effects, therefore, this ASU had no effect on its consolidated financial statements.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to MasTec:
Net income - basic and diluted (a)	$119,710	$80,492	$162,823	$107,052
Weighted average shares outstanding:
Weighted average shares outstanding - basic	75,183	78,984	75,088	80,061
Dilutive common stock equivalents	564	1,078	573	1,075
Weighted average shares outstanding - diluted	75,747	80,062	75,661	81,136

(a)	Calculated as total net income less amounts attributable to non-controlling interests.
Note 3 – Goodwill and Other Intangible Assets
The following table provides balances for goodwill by reportable segment as of June 30, 2019 (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross	$472.8	$499.0	$149.9	$143.1	$1,264.8
Accumulated impairment loss	—	(120.6)	—	—	(120.6)
Goodwill, net	$472.8	$378.4	$149.9	$143.1	$1,144.2

For the six month period ended June 30, 2019, goodwill included additions of $40.3 million from new business combinations and a net increase of $2.9 million from measurement period adjustments. For the six month period ended June 30, 2019, currency translation effects related to goodwill and accumulated impairment losses totaled approximately $5.1 million of gains and $4.5 million of losses, respectively.

The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross, as of December 31, 2018	$34.5	$74.0	$224.4	$21.1	$354.0
Accumulated amortization			(170.0)	(14.6)	(184.6)
Other intangible assets, net, as of December 31, 2018	$34.5	$74.0	$54.4	$6.5	$169.4
Additions from new business combinations	—	—	27.0	1.6	28.6
Measurement period adjustments (b)	—	—	(0.3)	—	(0.3)
Amortization expense			(8.6)	(0.9)	(9.5)
Currency translation adjustments	—	1.8	0.1	0.0	1.9
Other intangible assets, net, as of June 30, 2019	$34.5	$75.8	$72.6	$7.2	$190.1

(a)	Consists principally of trade names and non-compete agreements.

(b)	Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
Amortization expense associated with intangible assets for the three month periods ended June 30, 2019 and 2018 totaled $4.7 million and $5.4 million, respectively, and for the six month periods ended June 30, 2019 and 2018, totaled $9.5 million and $10.3 million, respectively.
2019 Acquisitions. During the first half of 2019, MasTec completed three acquisitions, one of which is in the Company’s Oil and Gas segment, and two of which are included within the Company’s Communications segment. The aggregate purchase price for these entities was composed of approximately $117 million in cash plus earn-out liabilities valued at approximately $16 million as of June 30, 2019, for which the earn-out periods range from three to five years. As of June 30, 2019, the range of remaining potential undiscounted earn-out liabilities for the 2019 acquisitions was estimated to be up to $40 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities for these acquisitions was preliminary as of June 30, 2019; as a result, further adjustments to these estimates may occur.
2018 Acquisitions. During the first quarter of 2018, MasTec acquired all of the equity interests in a construction management firm specializing in steel building systems and acquired a wind turbine services company, both of which are included in the Company’s Power Generation and Industrial segment. The aggregate purchase price for these entities was composed of approximately $6.8 million in cash and estimated earn-out liabilities, net, totaling $1.5 million as of June 30, 2019. As of June 30, 2019, the range of remaining potential undiscounted earn-out liabilities, net, for the 2018 acquisitions was estimated to be up to $6 million; however, there is no maximum payment amount.
Pro Forma Financial Information and Acquisition Results. For the three month periods ended June 30, 2019 and 2018, unaudited supplemental pro forma revenue totaled approximately $1,939.0 million and $1,663.7 million, respectively, and unaudited supplemental pro forma net income totaled approximately $120.3 million and $84.3 million, respectively. For the six month periods ended June 30, 2019 and 2018, unaudited supplemental pro forma revenue totaled approximately $3,457.3 million and $3,109.3 million, respectively, and unaudited supplemental pro forma net income totaled approximately $163.6 million and $112.8 million, respectively.
These unaudited pro forma financial results include the results of operations of acquired companies as if those companies had been consolidated as of the beginning of the year prior to their acquisition and are provided for illustrative purposes only. These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. The Company’s unaudited pro forma financial results were prepared by adjusting the historical results of MasTec to include the unaudited historical results of acquired businesses, and then were adjusted for (i) acquisition costs; (ii) amortization expense from acquired intangible assets; (iii) interest expense from cash consideration paid; (iv) interest expense from debt repaid upon acquisition; and (iv) other purchase accounting related adjustments. These unaudited pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from these acquisitions. Future results may vary significantly due to future events and transactions, as well as other factors, many of which are beyond the Company’s control.
For the three and six month periods ended June 30, 2019, the Company’s consolidated results of operations included acquisition-related revenue of approximately $35.5 million and $75.1 million, respectively, and included acquisition-related net losses of approximately $1.4 million and $7.4 million, respectively, based on the Company’s consolidated effective tax rates. For the three and six month periods ended June 30, 2018, the Company’s consolidated results of operations included acquisition-related revenue of approximately $45.7 million and $122.6 million, respectively, and acquisition-related net income of approximately $0.5 million and $2.5 million, respectively, based on the Company’s consolidated effective tax rates.
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
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration, or “earn-outs,” represent the estimated fair value of future amounts payable for acquisitions of businesses and other interests. Acquisition-related contingent consideration is based on management estimates and entity-specific assumptions, which are Level 3 inputs, and is evaluated on an ongoing basis. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s earn-out liabilities totaled $140.7 million and $118.1 million, respectively, of which $51.2 million and $29.6 million, respectively, was included within other current liabilities. The fair value of the Company’s earn-out liabilities is estimated using income approaches such as discounted cash flows or option pricing models, which incorporate significant inputs not observable in the market. Key assumptions include the discount rate and probability-weighted earnings before interest, taxes, depreciation and amortization (“EBITDA”) projections. Significant changes in any of these assumptions could result in significantly higher or lower potential earn-out liabilities. As of June 30, 2019, the range of potential undiscounted earn-out liabilities was estimated to be between $31 million and $217 million; however, there is no maximum payment amount.
Acquisition-related contingent consideration activity consists primarily of additions from new business combinations; changes in the expected fair value of future earn-out obligations; and payments. Measurement period adjustments for earn-out liabilities, which are fair value adjustments relating to new information obtained about the facts and circumstances existing as of the date of acquisition for a period of up to one year, are recorded to goodwill. Other revisions to the expected fair value of future earn-out liabilities are reflected as income or expense, as appropriate. Payments of acquisition-related contingent consideration, to the extent they relate to estimated liabilities as of the date of acquisition, are reflected within financing activities in the consolidated statements of cash flows, whereas payments in excess of acquisition date liabilities are classified within operating activities.
Additions to acquisition-related contingent consideration from new business combinations totaled $1.0 million and $16.2 million for the three and six month periods ended June 30, 2019, respectively. There were no additions for the three month period ended June 30, 2018, and additions from new business combinations totaled $1.5 million for the six month period ended June 30, 2018. Fair value adjustments related to acquisition-related contingent consideration, including those related to finalization of completed earn-out arrangements, totaled net increases of approximately $29.2 million and $36.5 million for the three and six month periods ended June 30, 2019, respectively, primarily for businesses in the Company’s Oil and Gas and Communications segments, and for both the three and six month periods ended June 30, 2018, totaled net increases of approximately $4.4 million, primarily for businesses in the Company’s Communications and Oil and Gas segments. For the three and six month periods ended June 30, 2018, measurement period adjustments totaled a reduction of approximately $0.7 million and a net increase of approximately $2.0 million, respectively, and related primarily to businesses in the Company’s Oil and Gas and Power Generation and Industrial segments. Payments of acquisition-related contingent consideration totaled $30.0 million for both the three and six month periods ended June 30, 2019, and totaled $23.1 million for both the three and six month periods ended June 30, 2018.
Equity Investments
The Company’s equity investments as of June 30, 2019 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”), which are accounted for as equity method investments; (ii) a $15 million investment in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; (iv) the Company’s equity interests in Pensare Acquisition Corp. (“Pensare”); and (v) certain other equity investments. See Note 15 - Related Party Transactions for additional information related to certain of the Company’s equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. As of June 30, 2019, the Company determined that certain of its investment arrangements were variable interest entities (“VIEs”). The Company does not, however, have the power to direct the primary activities that most significantly impact the economic performance of these VIEs and the Company is not the primary beneficiary; accordingly, it has not consolidated these VIEs.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, less impairment (“adjusted cost basis”). As of June 30, 2019 and December 31, 2018, the aggregate carrying value of the Company’s equity investments totaled approximately $185 million and $197 million, respectively, including approximately $18 million of equity investments measured on an adjusted cost basis as of both June 30, 2019 and December 31, 2018. There were no impairments of, or material changes in the fair value of these investments during either of the six month periods ended June 30, 2019 or 2018.
The Waha JVs. The Waha JVs own and operate two pipelines and a header system that transport natural gas to the Mexican border for export. For the three month periods ended June 30, 2019 and 2018, the Company made equity contributions to the Waha JVs of approximately $0.6 million and $9.7 million, respectively, and for the six month periods ended June 30, 2019 and 2018, made equity contributions totaling $1.3 million and $24.5 million, respectively.
Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $6.6 million and $5.8 million for the three month periods ended June 30, 2019 and 2018, respectively, and totaled $12.9 million and $11.4 million for the six month periods ended June 30, 2019 and 2018, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $36.8 million as of June 30, 2019. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $2.1 million and $2.0 million for the three month periods ended June 30, 2019 and 2018, respectively, and totaled $6.0 million and $7.7 million for the six month periods ended June 30, 2019 and 2018, respectively. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to capitalized investment costs, totaled approximately $164 million and $168 million as of June 30, 2019 and December 31, 2018, respectively.

The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps, which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three and six month periods ended June 30, 2019, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps was losses of approximately $11.6 million and $18.8 million, respectively, or $8.7 million and $14.2 million, net of tax, respectively. For the three and six month periods ended June 30, 2018, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps was gains of approximately $3.9 million and $14.0 million, respectively, or $2.9 million and $10.7 million, net of tax, respectively.
Other Investments. During the third quarter of 2017, the Company paid $2.0 million for approximately 4% of the common stock of Pensare and warrants to purchase 2.0 million shares of Pensare common stock, which is a special purpose acquisition company focusing on transactions in the telecommunications industry. José R. Mas, MasTec’s Chief Executive Officer, is a director of Pensare. The shares of common stock purchased by MasTec are not transferable or salable until one year after Pensare successfully completes a business combination transaction, with limited exceptions, as specified in the agreement. The warrants are exercisable at a purchase price of $11.50 per share after Pensare successfully completes a business combination transaction. Both the warrants and the shares contain an expiration and/or forfeiture clause without the successful completion of a business combination transaction, for which the completion date is expected to be extended from August 1, 2019 to December 1, 2019. On July 25, 2019, Pensare entered into a business combination agreement with Stratos Management Systems, Inc. and its operating companies, which do business as Computex Technology Solutions (collectively, “Computex”), an information technology service provider, the completion of which is pending shareholder approval. Pensare also announced that it has entered into a non-binding letter of intent to acquire a separate company that provides information technology services. In the first half of 2019, certain holders of Pensare’s redeemable common stock elected to redeem their shares, the effect of which was to increase the Company’s ownership interest in Pensare to approximately 12%.
The shares, which are measured on an adjusted cost basis, and the warrants, which are derivative financial instruments, are included within other long-term assets in the Company’s consolidated financial statements as of June 30, 2019. Due to the nature of the restrictions, the fair value of the shares is not readily determinable. The fair value of the warrants is determined based on observable and unobservable inputs, including market volatility and the rights and obligations of the warrants, which are Level 3 inputs. For both the three and six month periods ended June 30, 2019 and 2018, there were no material changes in the fair value of the Company’s investment in Pensare.
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
Senior Notes
As of both June 30, 2019 and December 31, 2018, the gross carrying amount of the Company’s 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”), which are measured at fair value on a non-recurring basis, totaled $400 million. As of June 30, 2019 and December 31, 2018, the estimated fair value of the 4.875% Senior Notes, based on Level 1 inputs, totaled $407.0 million and $392.0 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	June 30, 2019	December 31, 2018
Contract billings	$711.6	$687.6
Less allowance for doubtful accounts	(13.4)	(16.3)
Accounts receivable, net of allowance	$698.2	$671.3
Retainage	361.6	230.2
Costs and earnings in excess of billings	782.0	1,022.5
Retainage and costs and earnings in excess of billings (together, “contract assets”)	$1,143.6	$1,252.7
Accounts receivable, net	$1,841.8	$1,924.0

Contract billings represent the amount of performance obligations that have been billed but not yet collected. Contract assets consist of costs and earnings in excess of billings (“CIEB”) and retainage. CIEB, which is also referred to as work in process, represents the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). Retainage is not considered to be a significant financing component because the intent is to protect the customer. CIEB and retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. The decrease in the CIEB balance for the six month period ended June 30, 2019 was driven largely by timing of billings and collections for long-haul project activity in the Company’s Oil and Gas segment. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Accounts receivable expected to be collected beyond one year are recorded within other long-term assets. Provisions for doubtful accounts for the six month periods ended June 30, 2019 and 2018 totaled $0.9 million and $1.4 million, respectively, and impairment losses on contract assets were not material.

Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as billings in excess of costs and earnings (“BIEC”). BIEC is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities consist primarily of such BIEC, which is generally classified within current liabilities on the Company’s consolidated balance sheets. BIEC totaled approximately $200.6 million and $227.1 million as of June 30, 2019 and December 31, 2018, respectively. For the three and six month periods ended June 30, 2019, the Company recognized revenue of approximately $41.2 million and $164.9 million, respectively, related to amounts that were included in BIEC as of December 31, 2018, resulting primarily from the advancement of physical progress on the respective projects during the period, and for the three and six month periods ended June 30, 2018, the Company recognized revenue of approximately $15.0 million and $99.8 million, respectively, related to amounts that were included in BIEC as of December 31, 2017. Contract liabilities also include the amount of any accrued project losses, which are classified within other current liabilities on the Company’s consolidated balance sheets. Total contract liabilities, including accrued project losses, totaled approximately $221.5 million and $231.6 million as of June 30, 2019 and December 31, 2018, respectively.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. These arrangements, under which amounts can vary based on levels of activity, interest rates and changes in customer payment terms, improve the collection cycle time of the related receivables. Cash collected from these arrangements is reflected within cash provided by operating activities in the consolidated statements of cash flows. The discount charge, which is included within interest expense, net, totaled approximately $2.8 million and $3.1 million for the three month periods ended June 30, 2019 and 2018, respectively, and totaled $5.7 million and $5.0 million for the six month periods ended June 30, 2019 and 2018, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	June 30, 2019	December 31, 2018
Land	$4.6	$4.6
Buildings and leasehold improvements	34.1	30.3
Machinery and equipment	1,545.4	1,391.8
Office furniture and equipment	174.8	166.7
Construction in progress	30.2	20.1
Total property and equipment	$1,789.1	$1,613.5
Less accumulated depreciation and amortization	(936.3)	(865.7)
Property and equipment, net	$852.8	$747.8

The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $123.7 million and $122.0 million as of June 30, 2019 and December 31, 2018, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $23.9 million and $26.5 million as of June 30, 2019 and December 31, 2018, respectively. Depreciation and amortization expense associated with property and equipment for the three month periods ended June 30, 2019 and 2018 totaled $55.3 million and $46.3 million, respectively, and totaled $109.5 million and $91.3 million for the six month periods ended June 30, 2019 and 2018, respectively. Accrued capital expenditures totaled $24.9 million and $4.0 million as of June 30, 2019 and December 31, 2018, respectively. The effect of these items has been excluded from capital expenditures in the Company’s consolidated statements of cash flows given that they are non-cash in nature.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2019	December 31, 2018
Senior secured credit facility:	February 22, 2022
Revolving loans		$344.3	$456.9
Term loan		366.9	376.9
4.875% Senior Notes	March 15, 2023	400.0	400.0
Finance lease and other obligations		255.1	183.2
Total long-term debt obligations		$1,366.3	$1,417.0
Less unamortized deferred financing costs		(8.6)	(10.1)
Total debt, net of deferred financing costs		$1,357.7	$1,406.9
Current portion of long-term debt		106.9	82.7
Long-term debt		$1,250.8	$1,324.2

Senior Secured Credit Facility
The Company has a senior secured credit facility (the “Credit Facility”). Under the Credit Facility, aggregate borrowing commitments totaled approximately $1.5 billion as of June 30, 2019, composed of $1.1 billion of revolving commitments and a term loan of approximately $0.4 billion. The term loan is subject to amortization in quarterly principal installments of $5.0 million. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
As of June 30, 2019 and December 31, 2018, outstanding revolving loans, which included $114 million and $128 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 3.92% and 4.23% per annum, respectively. The term loan accrued interest at a rate of 4.03% and 4.27% as of June 30, 2019 and December 31, 2018, respectively. Letters of credit of approximately $101.5 million and $88.2 million were issued as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, letters of credit fees accrued at 0.750% and 0.875% per annum, respectively, for performance standby letters of credit, and at 1.625% and 1.750% per annum, respectively, for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2019 and December 31, 2018, availability for revolving loans totaled $654.2 million and $554.9 million, respectively, or up to $548.5 million and $554.9 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $185.7 million and $91.9 million of availability in either Canadian dollars or Mexican pesos as of June 30, 2019 and December 31, 2018, respectively. The unused facility fee as of June 30, 2019 and December 31, 2018 accrued at a rate of 0.30% and 0.35%, respectively.
The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Other Credit Facilities. The Company has other credit facilities that support: (i) the working capital requirements of its foreign operations, and (ii) certain letter of credit issuances. As of June 30, 2019, outstanding borrowings under the Company’s other credit facilities totaled approximately $1.4 million and accrued interest at a weighted average rate of 4.7%, and as of December 31, 2018, there were no outstanding borrowings. Additionally, the Company has a credit facility under which it may issue up to $50.0 million of performance standby letters of credit.  As of both June 30, 2019 and December 31, 2018, letters of credit issued under this facility totaled $40.2 million, and accrued fees at 0.65% and 0.75%, respectively, per annum.
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
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of June 30, 2019 and December 31, 2018.
Additional Information
As of June 30, 2019 and December 31, 2018, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $7.9 million and $7.4 million, respectively. For additional information pertaining to the Company’s debt instruments, including its 4.875% Senior Notes, see Note 7 - Debt in the Company’s 2018 Form 10-K.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. The Company reviews all arrangements for potential leases, and at inception, determines whether a lease is an operating or finance lease. Lease assets and liabilities, which generally represent the present value of future minimum lease payments over the term of the lease, are recognized as of the commencement date. Leases with an initial lease term of twelve months or less are classified as short-term leases and are not recognized in the consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised.
Lease term, discount rate, variable lease costs and future minimum lease payment determinations require the use of judgment, and are based on the facts and circumstances related to the specific lease. Lease terms are generally based on their initial non-cancelable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history and business need are considered to determine if a renewal option is reasonably certain to be exercised. The incremental borrowing rate, which is based on information available as of the lease commencement date, including applicable lease terms and the current economic environment, is generally used to determine the value of the lease obligation. The Company applies a portfolio approach in determining its incremental borrowing rate.
Finance Leases
Assets associated with finance leases are recorded within property and equipment, with a corresponding amount recorded within the Company’s debt obligations. Expense associated with finance leases is composed of the leased asset’s depreciation expense and interest on the lease liability. Additions are included within the supplemental disclosures of non-cash information in the consolidated statements of cash flows. Many of the Company’s finance lease agreements contain a purchase option, which the Company generally intends to exercise, as the purchase option prices are typically below the estimated fair market values of the related assets. The gross amount of assets held under finance leases as of June 30, 2019 and December 31, 2018 totaled $387.2 million and $337.6 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $314.3 million and $246.8 million as of June 30, 2019 and December 31, 2018, respectively. Depreciation expense associated with finance leases totaled $11.2 million and $21.2 million for the three and six month periods ended June 30, 2019, respectively.

Operating Leases
Operating lease right-of-use assets and liabilities are recognized on the consolidated balance sheets. Operating lease costs are recognized over the term of the lease on a straight-line basis, and are recorded as rent expense, primarily within costs of revenue, excluding depreciation and amortization. Fixed costs for operating leases are composed of initial base rent amounts plus any fixed annual increases. Variable costs for operating leases consist primarily of common area maintenance expenses and taxes. In the event the Company cancels or terminates a lease before the end of the lease term, the Company is typically liable for the remaining lease payments, and such payments are generally recorded within rent expense. For operating leases with purchase options, the option to purchase equipment is considered to be at its estimated fair market value. For the three and six month periods ended June 30, 2019, operating lease additions, excluding the effect of adoption of approximately $230 million, totaled $54 million and $66 million, respectively.
For the three and six month periods ended June 30, 2019, rent expense for leases that have terms in excess of one year totaled approximately $27.4 million and $55.3 million, respectively, of which $2.1 million and $4.4 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $115.6 million and $208.4 million for the three and six month periods ended June 30, 2019, respectively. For the three and six month periods ended June 30, 2018, rent and related expense for operating leases that have non-cancelable terms in excess of one year totaled approximately $25.3 million and $52.2 million, respectively, and rent and related expense for operating leases having original terms of one year or less totaled approximately $104.9 million and $196.6 million, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, and is included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of June 30, 2019 were as follows (in millions):

	Finance Leases	Operating Leases
2019, remaining six months	$48.6	$45.9
2020	92.7	75.8
2021	79.0	53.7
2022	41.3	32.3
2023	7.6	17.8
Thereafter	0.3	41.3
Total minimum lease payments	$269.5	$266.8
Less amounts representing interest	(16.6)	(20.5)
Total lease obligations, net of interest	$252.9	$246.3
Less current portion	86.9	77.6
Long-term portion of lease obligations, net of interest	$166.0	$168.7

As of June 30, 2019, finance leases had a weighted average remaining lease term of 3.0 years and a weighted average discount rate of 4.2%. Non-cancelable operating leases had a weighted average remaining lease term of 4.5 years and a weighted average discount rate of 4.3% as of June 30, 2019.
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies for information pertaining to the Company’s adoption of ASU 2016-02, Leases (Topic 842).
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of June 30, 2019, including employee stock purchase plans, there were approximately 4,144,000 shares available for future grant.
Non-cash stock-based compensation expense under all plans totaled $4.2 million and $3.4 million for the three month periods ended June 30, 2019 and 2018, respectively, and totaled $7.9 million and $6.6 million for the six month periods ended June 30, 2019 and 2018, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $1.1 million and $1.0 million for the three month periods ended June 30, 2019 and 2018, respectively. For the six month periods ended June 30, 2019 and 2018 income tax benefits totaled $4.2 million and $1.8 million, respectively, including net tax benefits from the vesting of share-based payment awards of $2.3 million and $0.2 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. Total unearned compensation related to restricted shares as of June 30, 2019 was approximately $27.5 million, which is expected to be recognized over a weighted average period of approximately 2.2 years. The intrinsic value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.3 million and $1.6 million for the three month periods ended June 30, 2019 and 2018, respectively, and totaled $13.9 million and $1.7 million for the six month periods ended June 30, 2019 and 2018, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2018	1,270,233	$31.80
Granted	223,969	46.91
Vested	(331,959)	13.73
Canceled/forfeited	(5,650)	33.28
Non-vested restricted shares, as of June 30, 2019	1,156,593	$39.90

(a)	Includes 3,600 and 18,700 restricted stock units as of June 30, 2019 and December 31, 2018, respectively.

Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”) under which shares of the Company's common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Six Months Ended June 30,
	2019	2018
Cash proceeds (in millions)	$2.4	$2.2
Common shares issued	63,976	55,138
Weighted average price per share	$37.52	$39.99
Weighted average per share grant date fair value	$9.54	$9.74

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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended June 30:
2019	2,117	5,349	$21.8	$1.5	$23.3
2018	2,612	6,183	$19.7	$2.1	$21.8
For the Six Months Ended June 30:
2019	1,626	5,349	$28.8	$2.8	$31.5
2018	2,018	6,183	$31.0	$4.1	$35.1

The fluctuations in the number of employees covered under multiemployer plans and related contributions in the table above related primarily to timing of activity for the Company’s union resource-based projects, the majority of which are within its oil and gas operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase of shares of MasTec common stock from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases is determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The Company’s share repurchase programs do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, are funded with available cash or with availability under the Credit Facility. The Company may use either authorized and unissued shares or treasury shares to meet share issuance requirements. Treasury stock is recorded at cost.
There were no share repurchases for the three month period ended June 30, 2019. For the six month period ended June 30, 2019, share repurchases, which were completed under the Company’s September 2018 $150 million share repurchase program, totaled approximately $0.6 million. During the three and six month periods ended June 30, 2018, the Company repurchased approximately 0.7 million and 2.7 million shares of its common stock, respectively, for an aggregate purchase price of $29.9 million and $128.3 million, respectively. Of the total repurchased shares, 2.0 million were repurchased in the first quarter of 2018 for $98.4 million under a $100 million share repurchase program that was established in 2016 and completed in the first quarter of 2018. The remaining 0.7 million shares were repurchased in the second quarter of 2018 under the Company’s March 2018 $100 million share repurchase program that was completed in the third quarter of 2018.
As of June 30, 2019, $128.8 million was available for future share repurchases under all of the Company’s open share repurchase programs, which included $28.8 million under the Company’s September 2018 share repurchase program, and the full amount of the Company’s December 2018 $100 million share repurchase program.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is composed of unrealized foreign currency gains and losses from fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, as well as unrealized gains and losses from certain investment activities. Unrealized foreign currency activity for the six month period ended June 30, 2019 was de minimis, and for the six month period ended June 30, 2018 related primarily to the Company’s Canadian operations. Unrealized investment activity for each of the three and six month periods ended June 30, 2019 and 2018 relates to unrealized gains and losses on interest rate swaps associated with the Waha JVs.
Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended June 30, 2019 and 2018, the Company’s consolidated effective tax rates were 25% and 31%, respectively. For the six month periods ended June 30, 2019 and 2018, the Company’s consolidated effective tax rates were 24% and 31%, respectively. The Company’s effective tax rate for the six month period ended June 30, 2019 was favorably affected by reduced foreign earnings, the recognition of $2.3 million of excess tax benefits from the vesting of share-based awards and foreign tax rate changes.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2019	2018	2019	2018
Communications (a)	$652.6	$618.6	$1,265.4	$1,245.7
Oil and Gas	936.8	769.3	1,558.1	1,305.8
Electrical Transmission	100.4	84.5	195.3	198.5
Power Generation and Industrial	250.2	146.0	439.6	263.6
Other	0.0	0.2	0.1	2.2
Eliminations	(1.0)	(0.8)	(1.2)	(1.2)
Consolidated revenue	$1,939.0	$1,617.8	$3,457.3	$3,014.6

(a)
Revenue generated primarily by utilities customers represented 15.4% and 13.6% of Communications segment revenue for the three month periods ended June 30, 2019 and 2018, respectively, and represented 15.5% and 15.7% for the six month periods ended June 30, 2019 and 2018, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA:	2019	2018	2019	2018
Communications	$52.4	$73.7	$97.8	$155.8
Oil and Gas	179.3	122.7	286.7	155.7
Electrical Transmission	8.7	(2.7)	12.4	1.9
Power Generation and Industrial	8.9	9.8	12.1	14.6
Other	6.4	6.8	12.7	12.7
Corporate	(19.2)	(21.6)	(48.7)	(47.5)
Consolidated EBITDA	$236.5	$188.7	$373.0	$293.2

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Depreciation and Amortization:	2019	2018	2019	2018
Communications	$15.3	$15.3	$30.0	$29.9
Oil and Gas	34.3	26.1	68.9	51.6
Electrical Transmission	5.2	5.1	9.7	10.4
Power Generation and Industrial	3.3	3.6	6.4	6.6
Other	0.0	0.0	0.0	0.1
Corporate	1.8	1.6	4.0	3.0
Consolidated depreciation and amortization	$59.9	$51.7	$119.0	$101.6

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA Reconciliation:	2019	2018	2019	2018
Income before income taxes	$160.0	$116.2	$215.1	$153.8
Plus:
Interest expense, net	16.6	20.8	38.9	37.9
Depreciation and amortization	59.9	51.7	119.0	101.6
Consolidated EBITDA	$236.5	$188.7	$373.0	$293.2

Foreign Operations. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico. For the three month periods ended June 30, 2019 and 2018, revenue of $1.9 billion and $1.6 billion, respectively, was derived from U.S. operations, and revenue of $47.9 million and $26.7 million, respectively, was derived from foreign operations. For the six month periods ended June 30, 2019 and 2018, revenue of $3.3 billion and $3.0 billion, respectively, was derived from U.S. operations, and revenue of $126.7 million and $60.5 million, respectively, was derived from foreign operations. The majority of the Company’s revenue from foreign operations for the three and six month periods ended June 30, 2019 and 2018 was from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $819.8 million and $707.4 million as of June 30, 2019 and December 31, 2018, respectively, and, for the Company’s businesses in foreign countries, totaled $33.1 million and $40.4 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.3 billion and $1.2 billion as of June 30, 2019 and December 31, 2018, respectively, and for the Company’s businesses in foreign countries, totaled approximately $63.1 million and $61.5 million as of June 30, 2019 and December 31, 2018, respectively. The majority of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of June 30, 2019 and December 31, 2018, amounts due from customers from which foreign revenue was derived accounted for approximately 6% and 5%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Customer:	2019	2018	2019	2018
AT&T (including DIRECTV®) (a)	18%	25%	20%	26%
EQT Corporation (b)	12%	19%	9%	11%
Energy Transfer affiliates (c)	8%	15%	7%	20%

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

Note 14 – Commitments and Contingencies
MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business, including project contract price and acquisition purchase price disputes. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. The outcome of such cases, claims and disputes cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In the second quarter of 2019, an arbitration award related to a Canadian acquisition was finalized (the “Award”) for approximately $60 million, including recovery of certain legal and other costs, in favor of MasTec. During the second quarter of 2019, MasTec collected $32 million of this award, including approximately $16 million for recovery of legal fees and $5 million for recovery of interest costs. While the Company is actively pursuing collection efforts related to the remaining amount of the Award, collectibility is uncertain, and as such, this amount has not been recognized in the Company’s consolidated financial statements.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2019 and December 31, 2018, there were $141.7 million and $128.4 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of June 30, 2019 or December 31, 2018.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2019 and December 31, 2018, outstanding performance and payment bonds approximated $453.0 million and $123.6 million, respectively, and estimated costs to complete projects secured by these bonds totaled $179.9 million and $53.0 million as of June 30, 2019 and December 31, 2018, respectively. These amounts do not include performance and payment bonds associated with the Company’s equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements to expand its operations, customer base or geographic reach, including arrangements that combine the Company’s skills and resources with those of others to allow for the performance of particular projects. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. The Company also holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture that was underway when the Company acquired Pacer in 2014, whose sole activity involves the construction of a bridge, a business in which the Company does not otherwise engage. This joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, automatically terminates upon completion of the project. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of June 30, 2019, the Company was not aware of circumstances that would reasonably lead to material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of June 30, 2019 and December 31, 2018 are amounts held by entities that are proportionately consolidated totaling $29.6 million and $11.8 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. Advances on project work associated with the Company’s proportionately consolidated contractual joint ventures are reflected within other current liabilities. There were no advances outstanding as of June 30, 2019, and as of December 31, 2018, advances outstanding totaled $7.0 million.
The Company has other investment arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional details regarding the Company’s other investment arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of June 30, 2019 and December 31, 2018, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $114.7 million and $108.9 million, respectively, of which $75.2 million and $70.8 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.8 million and $2.9 million as of June 30, 2019 and December 31, 2018, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $67.6 million as of both June 30, 2019 and December 31, 2018. Outstanding surety bonds related to self-insurance programs amounted to $34.8 million as of both June 30, 2019 and December 31, 2018. In addition, cash collateral deposited with insurance carriers, which is included within other long-term assets, amounted to $1.6 million for these policies as of both June 30, 2019 and December 31, 2018.
Employment Agreements. The Company has employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change in control of the Company. Upon the occurrence of any of the defined events in the various employment agreements, the Company would be obligated to pay certain amounts to the related employees, which vary with the level of the employees’ respective responsibility.
Collective Bargaining Agreements and Multiemployer Plans. As discussed in Note 10 - Other Retirement Plans, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits and contribute certain amounts to MEPPs. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered multiemployer pension plans, subjects employers to substantial liabilities in the event of an employer’s complete or partial withdrawal from, or upon termination of, such plans. The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of June 30, 2019, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2019 and December 31, 2018, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Concentrations of Risk. The Company had approximately 380 customers for the six month period ended June 30, 2019. As of June 30, 2019, four customers each accounted for approximately 13%, 12%, 11% and 10%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less BIEC. As of December 31, 2018, three customers each accounted for approximately 26%, 18% and 12%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 65% and 76%, respectively, of its revenue from its top ten customers for the three month periods ended June 30, 2019 and 2018, and derived 63% and 73% of its revenue, respectively, from its top ten customers for the six month periods ended June 30, 2019 and 2018.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing and business development activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, or performs construction services on behalf of, entities that are associated with members of subsidiary management. For the three month periods ended June 30, 2019 and 2018, such payments to related party entities totaled $17.8 million and $15.2 million, respectively, and for the six month periods ended June 30, 2019 and 2018, totaled approximately $46.3 million and $31.6 million, respectively. Payables associated with these related party arrangements totaled approximately $6.5 million and $17.3 million as of June 30, 2019 and December 31, 2018, respectively. Revenue from related party arrangements associated with members of subsidiary management totaled approximately $0.6 million and $3.6 million for the three month periods ended June 30, 2019 and 2018, respectively, and totaled $0.9 million and $6.3 million for the six month periods ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, related amounts receivable, net, totaled approximately $0.1 million and $0.3 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment and the Company has a subcontracting arrangement with one of these entities for the performance of ancillary oil and gas construction services.
In February 2018, MasTec acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, was a minority owner, for approximately $6.1 million in cash and an estimated earn-out liability of approximately $1.4 million, net, as adjusted. The net assets acquired included notes payable to the former owners totaling approximately $2.6 million and accrued interest of approximately $0.1 million, which amounts were subsequently repaid. Amounts outstanding for advances made by the Company on behalf of this entity totaled approximately $1.3 million and $1.0 million as of June 30, 2019 and December 31, 2018, respectively, which amount is expected to be settled under customary terms associated with the related purchase agreement.
The Company rents and leases equipment and purchases equipment supplies and servicing from CCI, in which it has a 15% equity investment. Juan Carlos Mas serves as the chairman of CCI, and a member of management of a MasTec subsidiary is a minority owner. For the three month periods ended June 30, 2019 and 2018, MasTec paid CCI approximately $9.8 million and $5.0 million, net of rebates, respectively, and for the six month periods ended June 30, 2019 and 2018, paid approximately $15.8 million and $10.9 million, net of rebates, respectively, related to these arrangements. Amounts payable to CCI, net of rebates receivable, totaled approximately $9.4 million as of June 30, 2019. As of December 31, 2018, amounts payable totaled $4.9 million, and rebates receivable totaled $2.9 million.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended June 30, 2019 and 2018, MasTec incurred subcontracting expenses of approximately $4.6 million and $1.8 million, respectively, and for the six month periods ended June 30, 2019 and 2018, incurred approximately $6.2 million and $6.8 million, respectively. As of June 30, 2019 and December 31, 2018, related amounts payable totaled approximately $3.8 million and $0.4 million, respectively.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For the three month periods ended June 30, 2019 and 2018, MasTec paid approximately $0.7 million and $0.5 million, respectively, related to this leasing arrangement, and for the six month periods ended June 30, 2019 and 2018, paid approximately $1.4 million and $1.1 million, respectively.
MasTec has an arrangement to perform construction services on a cost-plus basis on behalf of a Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are minority owners. For both the three and six month periods ended June 30, 2019, MasTec charged approximately $2.3 million under this arrangement, all of which was outstanding as of June 30, 2019. MasTec expects to perform additional construction services for the Franchise on a cost-plus basis to build a soccer facility and stadium.
MasTec leases employees and provides satellite communications services to a customer in which Jorge Mas and José R. Mas own a majority interest. For both the three month periods ended June 30, 2019 and 2018, MasTec charged approximately $0.4 million to this customer, and for the six month periods ended June 30, 2019 and 2018, charged $0.7 million and $0.9 million, respectively. As of June 30, 2019 and December 31, 2018, outstanding receivables related to these arrangements totaled approximately $0.7 million and $0.6 million, respectively.
Split Dollar Agreements
The Company has split dollar life insurance agreements with trusts of which Jorge Mas or José R. Mas is a trustee. The Company paid $0.5 million and $0.7 million in the second quarters of both 2019 and 2018 in connection with the agreements for Jorge Mas and José R. Mas, respectively. As of June 30, 2019 and December 31, 2018, life insurance assets associated with these agreements totaled approximately $19.7 million and $18.5 million, respectively.

Note 16 – Supplemental Guarantor Condensed Unaudited Consolidating Financial Information
The 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are, as of June 30, 2019, each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”). The Company’s subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary; if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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
CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Three Months Ended June 30, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,845.9	$122.3	$(29.2)	$1,939.0
Costs of revenue, excluding depreciation and amortization	—	1,546.1	116.5	(29.2)	1,633.4
Depreciation and amortization	—	55.4	4.5	—	59.9
General and administrative expenses	0.8	66.0	4.1	—	70.8
Interest expense (income), net	—	32.5	(15.9)	—	16.6
Equity in earnings of unconsolidated affiliates	—	(0.0)	(6.6)	—	(6.6)
Other expense (income), net	—	40.2	(35.4)	—	4.8
(Loss) income before income taxes	$(0.8)	$105.7	$55.1	$—	$160.0
Benefit from (provision for) income taxes	0.3	(39.0)	(1.0)	—	(39.7)
Net (loss) income before equity in income from subsidiaries	$(0.5)	$66.7	$54.1	$—	$120.2
Equity in income from subsidiaries, net of tax	120.2	—	—	(120.2)	—
Net income (loss)	$119.7	$66.7	$54.1	$(120.2)	$120.2
Net income attributable to non-controlling interests	—	—	0.5	—	0.5
Net income (loss) attributable to MasTec, Inc.	$119.7	$66.7	$53.6	$(120.2)	$119.7
Comprehensive income (loss)	$111.1	$66.7	$45.5	$(111.6)	$111.6

For the Three Months Ended June 30, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,556.9	$84.0	$(23.1)	$1,617.8
Costs of revenue, excluding depreciation and amortization	—	1,309.1	80.6	(23.1)	1,366.6
Depreciation and amortization	—	46.2	5.5	—	51.7
General and administrative expenses	0.8	63.1	3.7	—	67.6
Interest expense (income), net	—	37.1	(16.3)	—	20.8
Equity in earnings of unconsolidated affiliates	—	—	(5.8)	—	(5.8)
Other expense (income), net	—	1.2	(0.4)	—	0.8
(Loss) income before income taxes	$(0.8)	$100.2	$16.7	$—	$116.2
Benefit from (provision for) income taxes	0.2	(25.9)	(10.1)	—	(35.8)
Net (loss) income before equity in income from subsidiaries	$(0.6)	$74.3	$6.6	$—	$80.4
Equity in income from subsidiaries, net of tax	81.1	—	—	(81.1)	—
Net income (loss)	$80.5	$74.3	$6.6	$(81.1)	$80.4
Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to MasTec, Inc.	$80.5	$74.3	$6.7	$(81.1)	$80.5
Comprehensive income (loss)	$81.8	$74.3	$8.0	$(82.4)	$81.7

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Six Months Ended June 30, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$3,247.1	$262.6	$(52.4)	$3,457.3
Costs of revenue, excluding depreciation and amortization	—	2,745.6	252.2	(52.4)	2,945.4
Depreciation and amortization	—	109.9	9.1	—	119.0
General and administrative expenses	1.6	133.3	8.5	—	143.4
Interest expense (income), net	—	70.2	(31.3)	—	38.9
Equity in losses (earnings) of unconsolidated affiliates	—	0.1	(12.9)	—	(12.8)
Other expense (income), net	—	45.2	(36.9)	—	8.3
(Loss) income before income taxes	$(1.6)	$142.8	$73.9	$—	$215.1
Benefit from (provision for) income taxes	0.6	(51.0)	(1.4)	—	(51.8)
Net (loss) income before equity in income from subsidiaries	$(1.0)	$91.8	$72.5	$—	$163.3
Equity in income from subsidiaries, net of tax	163.8	—	—	(163.8)	—
Net income (loss)	$162.8	$91.8	$72.5	$(163.8)	$163.3
Net income attributable to non-controlling interests	—	—	0.5	—	0.5
Net income (loss) attributable to MasTec, Inc.	$162.8	$91.8	$72.0	$(163.8)	$162.8
Comprehensive income (loss)	$148.6	$91.8	$58.4	$(149.7)	$149.1

For the Six Months Ended June 30, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,822.5	$269.6	$(77.5)	$3,014.6
Costs of revenue, excluding depreciation and amortization	—	2,445.3	236.1	(77.5)	2,603.9
Depreciation and amortization	—	89.5	12.1	—	101.6
General and administrative expenses	1.5	122.4	7.3	—	131.2
Interest expense (income), net	—	70.0	(32.1)	—	37.9
Equity in earnings of unconsolidated affiliates	—	—	(11.4)	—	(11.4)
Other income, net	—	(1.4)	(0.9)	—	(2.3)
(Loss) income before income taxes	$(1.5)	$96.7	$58.5	$—	$153.8
Benefit from (provision for) income taxes	0.4	(24.9)	(22.3)	—	(46.9)
Net (loss) income before equity in income from subsidiaries	$(1.1)	$71.8	$36.2	$—	$106.9
Equity in income from subsidiaries, net of tax	108.2	—	—	(108.2)	—
Net income (loss)	$107.1	$71.8	$36.2	$(108.2)	$106.9
Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to MasTec, Inc.	$107.1	$71.8	$36.4	$(108.2)	$107.1
Comprehensive income (loss)	$115.5	$71.8	$44.7	$(116.7)	$115.3

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEETS (in millions)

As of June 30, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,949.1	$244.0	$(66.1)	$2,127.0
Property and equipment, net	—	810.9	41.9	—	852.8
Operating lease assets	—	223.9	17.6	—	241.5
Goodwill and other intangible assets, net	—	1,251.7	82.6	—	1,334.4
Investments in and advances to consolidated affiliates, net	1,530.4	1,111.6	849.0	(3,491.0)	—
Other long-term assets	17.7	38.2	185.8	—	241.7
Total assets	$1,548.1	$5,385.4	$1,420.9	$(3,557.1)	$4,797.4
Liabilities and equity
Total current liabilities	$—	$1,328.0	$129.2	$(66.1)	$1,391.2
Long-term debt, including finance leases	—	1,245.5	5.3	—	1,250.8
Long-term operating lease liabilities	—	155.0	13.7	—	168.7
Other long-term liabilities	—	425.4	10.0	—	435.3
Total liabilities	$—	$3,153.9	$158.2	$(66.1)	$3,246.0
Total equity	$1,548.1	$2,231.5	$1,262.7	$(3,491.0)	$1,551.3
Total liabilities and equity	$1,548.1	$5,385.4	$1,420.9	$(3,557.1)	$4,797.4

As of December 31, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,993.0	$248.5	$(72.5)	$2,169.0
Property and equipment, net	—	699.2	48.6	—	747.8
Goodwill and other intangible assets, net	—	1,188.0	81.7	—	1,269.7
Investments in and advances to consolidated affiliates, net	1,373.1	1,138.4	816.9	(3,328.4)	—
Other long-term assets	16.8	42.0	194.6	—	253.4
Total assets	$1,389.9	$5,060.6	$1,390.3	$(3,400.9)	$4,440.0
Liabilities and equity
Total current liabilities	$—	$1,185.9	$170.2	$(72.5)	$1,283.6
Long-term debt, including finance leases	—	1,319.4	4.9	—	1,324.2
Other long-term liabilities	—	429.2	10.8	—	440.1
Total liabilities	$—	$2,934.5	$185.9	$(72.5)	$3,047.9
Total equity	$1,389.9	$2,126.1	$1,204.4	$(3,328.4)	$1,392.0
Total liabilities and equity	$1,389.9	$5,060.6	$1,390.3	$(3,400.9)	$4,440.0

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Six Months Ended June 30, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$315.8	$35.7	$—	$351.5
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(94.6)	—	—	(94.6)
Capital expenditures	—	(54.9)	(2.6)	—	(57.5)
Proceeds from sale of property and equipment	—	11.5	8.0	—	19.6
Payments for other investments	—	(3.6)	(1.3)	—	(5.0)
Proceeds from other investments	—	10.8	3.9	—	14.7
Net cash (used in) provided by investing activities	$—	$(130.8)	$8.0	$—	$(122.8)
Cash flows from financing activities:
Proceeds from credit facilities	—	1,620.7	7.2	—	1,627.9
Repayments of credit facilities	—	(1,748.2)	(5.8)	—	(1,754.0)
Proceeds from other borrowings, net	—	0.0	—	—	0.0
Payments of finance lease obligations	—	(37.6)	(1.1)	—	(38.6)
Payments of acquisition-related contingent consideration	—	(29.3)	—	—	(29.3)
Proceeds from non-controlling interests	—	—	0.6	—	0.6
Repurchase of common stock	(5.7)	—	—	—	(5.7)
Proceeds from stock-based awards, net	2.3	—	—	—	2.3
Net financing activities and advances from (to) consolidated affiliates	3.4	24.0	(27.4)	—	—
Net cash used in financing activities	$—	$(170.4)	$(26.5)	$—	$(196.8)
Effect of currency translation on cash	—	—	(0.1)	—	(0.1)
Net increase in cash and cash equivalents	$—	$14.6	$17.1	$—	$31.8
Cash and cash equivalents - beginning of period	$—	$11.9	$15.6	$—	$27.4
Cash and cash equivalents - end of period	$—	$26.5	$32.7	$—	$59.2

For the Six Months Ended June 30, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash (used in) provided by operating activities	$—	$(129.6)	$152.8	$—	$23.2
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(6.7)	—	—	(6.7)
Capital expenditures	—	(85.1)	(2.9)	—	(88.0)
Proceeds from sale of property and equipment	—	12.3	1.6	—	13.9
Payments for other investments	—	(11.2)	(24.5)	—	(35.7)
Proceeds from other investments	—	—	5.4	—	5.4
Net cash used in investing activities	$—	$(90.7)	$(20.4)	$—	$(111.1)
Cash flows from financing activities:
Proceeds from credit facilities	—	1,623.3	15.6	—	1,638.9
Repayments of credit facilities	—	(1,357.6)	(17.0)	—	(1,374.6)
Repayments of other borrowings, net	—	(15.5)	(0.3)	—	(15.8)
Payments of finance lease obligations	—	(34.4)	(3.5)	—	(37.9)
Payments of acquisition-related contingent consideration	—	(15.9)	—	—	(15.9)
Repurchase of common stock	(128.3)	—	—	—	(128.3)
Distributions to non-controlling interests	—	(0.6)	—	—	(0.6)
Proceeds from stock-based awards, net	1.9	—	—	—	1.9
Net financing activities and advances from (to) consolidated affiliates	126.4	11.8	(138.2)	—	—
Net cash provided by (used in) financing activities	$—	$211.1	$(143.4)	$—	$67.7
Effect of currency translation on cash	—	—	0.5	—	0.5
Net decrease in cash and cash equivalents	$—	$(9.2)	$(10.5)	$—	$(19.6)
Cash and cash equivalents - beginning of period	$—	$10.0	$30.3	$—	$40.3
Cash and cash equivalents - end of period	$—	$0.8	$19.8	$—	$20.7

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
The following is a discussion of our business, financial position and results of operations as of and for the three and six month periods ended June 30, 2019 and 2018. This discussion and analysis should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2018 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation, including renewables; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for 90 years. As of June 30, 2019, we had approximately 20,000 employees, based on a twelve month average, and 390 locations, and offer our services primarily under the MasTec service mark. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We expect to realize approximately 50% of our June 30, 2019 estimated backlog in 2019. The following table presents 18-month estimated backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	June 30, 2019	March 31, 2019	June 30, 2018
Communications	$4,120	$4,337	$4,239
Oil and Gas	2,515	2,537	2,211
Electrical Transmission	489	409	633
Power Generation and Industrial	645	716	634
Other	1	1	2
Estimated 18-month backlog	$7,770	$8,000	$7,719

Approximately 45% of our backlog as of June 30, 2019 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays or cancellations, regulatory delays or other factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is not a term recognized under U.S. GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference. As of June 30, 2019, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $2.7 billion of estimates of future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $0.2 billion of remaining performance obligations in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2019 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $0.5 billion of estimates of future revenue under master service and other service agreements that is included within the related backlog estimate.
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our condensed unaudited consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about our operating results, including the results of construction contracts accounted for under the cost-to-cost method, and the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. During the second quarter of 2019, we performed quantitative assessments of the goodwill associated with certain of our reporting units and of an indefinite-lived pre-qualification intangible asset in conjunction with our quarterly review for indicators of impairment. Based on the results of these assessments, we determined that the estimated fair value of one of the reporting units in our Oil and Gas segment, for which the related goodwill has a carrying value of approximately $15 million, exceeded its carrying value by approximately 15%, and that the fair values of a separate reporting unit and of an indefinite-lived pre-qualification intangible asset in our Oil and Gas segment, for which the related goodwill and pre-qualification intangible asset have an aggregate carrying value of approximately $59 million, exceeded their carrying values by approximately 8% and 9% respectively. The estimated fair value of the Electrical Transmission operating segment was determined to substantially exceed its carrying value. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in the future.
We believe that our accounting estimates pertaining to: the recognition of revenue and project profit or loss, which we define as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill, indefinite-lived intangible assets and acquisition-related contingent consideration; income taxes; self-insurance liabilities; and litigation and other contingencies, are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Actual results could, however, vary materially from these accounting estimates. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, and to our 2018 Form 10-K for discussion of our significant accounting policies.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Revenue	$1,939.0	100.0%	$1,617.8	100.0%	$3,457.3	100.0%	$3,014.6	100.0%
Costs of revenue, excluding depreciation and amortization	1,633.4	84.2%	1,366.6	84.5%	2,945.4	85.2%	2,603.9	86.4%
Depreciation and amortization	59.9	3.1%	51.7	3.2%	119.0	3.4%	101.6	3.4%
General and administrative expenses	70.8	3.7%	67.6	4.2%	143.4	4.1%	131.2	4.4%
Interest expense, net	16.6	0.9%	20.8	1.3%	38.9	1.1%	37.9	1.3%
Equity in earnings of unconsolidated affiliates	(6.6)	(0.3)%	(5.8)	(0.4)%	(12.8)	(0.4)%	(11.4)	(0.4)%
Other expense (income), net	4.8	0.2%	0.8	0.0%	8.3	0.2%	(2.3)	(0.1)%
Income before income taxes	$160.0	8.2%	$116.2	7.2%	$215.1	6.2%	$153.8	5.1%
Provision for income taxes	(39.7)	(2.0)%	(35.8)	(2.2)%	(51.8)	(1.5)%	(46.9)	(1.6)%
Net income	$120.2	6.2%	$80.4	5.0%	$163.3	4.7%	$106.9	3.5%
Net income (loss) attributable to non-controlling interests	0.5	0.0%	(0.1)	(0.0)%	0.5	0.0%	(0.2)	(0.0)%
Net income attributable to MasTec, Inc.	$119.7	6.2%	$80.5	5.0%	$162.8	4.7%	$107.1	3.6%

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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,				For the Six Months Ended June 30,
Reportable Segment:	2019	2018	2019	2018	2019		2018		2019		2018
Communications	$652.6	$618.6	$1,265.4	$1,245.7	$52.4	8.0%	$73.7	11.9%	$97.8	7.7%	$155.8	12.5%
Oil and Gas	936.8	769.3	1,558.1	1,305.8	179.3	19.1%	122.7	15.9%	286.7	18.4%	155.7	11.9%
Electrical Transmission	100.4	84.5	195.3	198.5	8.7	8.6%	(2.7)	(3.2)%	12.4	6.4%	1.9	0.9%
Power Generation and Industrial	250.2	146.0	439.6	263.6	8.9	3.5%	9.8	6.7%	12.1	2.8%	14.6	5.5%
Other	0.0	0.2	0.1	2.2	6.4	NM	6.8	2,899%	12.7	NM	12.7	583.6%
Eliminations	(1.0)	(0.8)	(1.2)	(1.2)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(19.2)	NA	(21.6)	NA	(48.7)	NA	(47.5)	NA
Consolidated Results	$1,939.0	$1,617.8	$3,457.3	$3,014.6	$236.5	12.2%	$188.7	11.7%	$373.0	10.8%	$293.2	9.7%
NM - Percentage is not meaningful
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenue. For the three month period ended June 30, 2019, consolidated revenue totaled $1,939 million as compared with $1,618 million for the same period in 2018, an increase of $321 million, or 20%. Revenue increased in our Oil and Gas segment by $167 million, or 22%, in our Power Generation and Industrial segment by $104 million, or 71%, in our Communications segment by $34 million, or 5%, and in our Electrical Transmission segment by $16 million, or 19%. Acquisitions contributed $35 million in revenue for the three month period ended June 30, 2019, and organic revenue increased by approximately $286 million, or 18%, as compared with the same period in 2018.
Communications Segment. Communications revenue was $653 million for the three month period ended June 30, 2019, as compared with $619 million for the same period in 2018, an increase of $34 million, or 5%. Organic revenue increased by approximately $33 million, or 5%, as compared with the same period in 2018, and acquisitions contributed $1 million of revenue for the three month period ended June 30, 2019. The increase in organic revenue was primarily driven by higher levels of wireless and wireline/fiber revenue, partially offset by a decrease in install-to-the-home revenue, as compared with the same period in the prior year.
Oil and Gas Segment. Oil and Gas revenue was $937 million for three month period ended June 30, 2019, as compared with $769 million for the same period in 2018, an increase of $167 million, or 22%. Organic revenue increased by approximately $133 million, or 17%, as compared with the same period in 2018, and acquisitions contributed $34 million of revenue for the three month period ended June 30, 2019. The increase in organic revenue was due primarily to increased demand for pipeline projects, as well as from project activity and mix, partially offset by the effect of regulatory disruptions on selected long-haul pipeline construction activity.
Electrical Transmission Segment. Electrical Transmission revenue was $100 million for the three month period ended June 30, 2019 as compared with $85 million for the same period in 2018, an increase of $16 million, or 19%, due primarily to higher levels of project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $250 million for the three month period ended June 30, 2019 as compared with $146 million for the same period in 2018, an increase of $104 million, or 71%, due primarily to higher levels of renewable power project activity.
Other Segment. Other segment revenue was de minimis for both the three month periods ended June 30, 2019 and 2018.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $267 million, or 20%, from $1,367 million for the three month period ended June 30, 2018 to $1,633 million for the same period in 2019. Higher levels of revenue contributed an increase of $271 million in costs of revenue, excluding depreciation and amortization, whereas improved productivity contributed a decrease of approximately $6 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 30 basis points, from 84.5% of revenue for the three month period ended June 30, 2018 to 84.2% of revenue for the same period in 2019. The basis point decrease was primarily driven by improved project efficiencies, closeouts and mix in our Oil and Gas and Electrical Transmission segments, offset, in part, by mix, project inefficiencies and costs incurred to expand operating capacity in support of expected future business growth in our Communications and Power Generation and Industrial segments.
Depreciation and amortization. Depreciation and amortization was $60 million, or 3.1% of revenue, for the three month period ended June 30, 2019 as compared with $52 million, or 3.2% of revenue, in 2018, an increase of $8 million, or 16%. Acquisitions contributed $3 million of depreciation and amortization for the three month period ended June 30, 2019. As a percentage of revenue, depreciation and amortization decreased by 10 basis points due primarily to higher levels of revenue, offset, in part, by the effects of acquisition activity.
General and administrative expenses. General and administrative expenses were $71 million, or 3.7% of revenue, for the three month period ended June 30, 2019, as compared with $68 million, or 4.2% of revenue, for the same period in 2018, an increase of $3 million, or 5%. Acquisitions contributed $1 million of general and administrative expenses for the three month period ended June 30, 2019. Excluding the effects of acquisitions, administrative expenses increased by approximately $2 million as compared with the same period in the prior year. For the three month period ended June 30, 2019, general and administrative expenses included increased administrative costs to support growth in our businesses as well as an increase in various other administrative costs, including incentive and compensation expense, offset, in part by the effect of timing of other legal, arbitral and settlement matters as compared with the same period in the prior year. Overall, general and administrative expenses as a percentage of revenue decreased by approximately 50 basis points for the three month period ended June 30, 2019 as compared with the same period in 2018 due to higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $17 million, or approximately 0.9% of revenue, for the three month period ended June 30, 2019 as compared with $21 million, or 1.3% of revenue, in the same period in 2018. Interest expense from credit facility activity increased by approximately $1 million, primarily due to higher average interest rates. This increase was offset by $5 million of recovery of interest costs from a second quarter 2019 arbitration award.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month periods ended June 30, 2019 and 2018, equity in earnings from unconsolidated affiliates totaled approximately $7 million and $6 million, respectively, and related primarily to our investments in the Waha JVs.
Other expense, net. Other expense, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. Other expense, net, was $5 million for the three month period ended June 30, 2019, as compared with approximately $1 million for the same period in 2018. For the three month period ended June 30, 2019, other expense, net, included approximately $29 million of expense from changes to estimated earn-out accruals, offset, in part, by $19 million of income from a second quarter 2019 arbitration award and $4 million of gains on sales of equipment, net. For the three month period ended June 30, 2018, other expense, net, included approximately $4 million of expense from changes to estimated earn-out accruals and $1 million of expense related to changes in expected recovery amounts for an investment that was in the final stages of liquidation, offset, in part, by $4 million of gains on sales of equipment, net.
Provision for income taxes. Income tax expense was $40 million for the three month period ended June 30, 2019 as compared with $36 million for the same period in the prior year. In the second quarter of 2019, pre-tax income increased to $160 million as compared with $116 million for the same period in the prior year. Our effective tax rate decreased to 24.8% for the three month period ended June 30, 2019 from 30.8% for the same period in 2018, primarily as a result of reduced foreign earnings and foreign tax rate changes.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $52 million, or 8.0% of revenue, for the three month period ended June 30, 2019, as compared with $74 million, or 11.9% of revenue, for the same period in 2018, a decrease of approximately $21 million, or 29%. As a percentage of revenue, EBITDA decreased by approximately 390 basis points, or $25 million, due to project inefficiencies and costs incurred to expand operating capacity to support expected future business growth. The decrease in EBITDA from reduced EBITDA margins was offset, in part, by higher levels of revenue, which contributed an increase in EBITDA of $4 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $179 million, or 19.1% of revenue, for the three month period ended June 30, 2019, as compared with $123 million, or 15.9% of revenue, for the same period in 2018, an increase of $57 million, or 46%. Improved productivity contributed an increase in EBITDA of approximately $30 million, and higher levels of revenue contributed an increase in EBITDA of $27 million. EBITDA margins increased by approximately 320 basis points due primarily to improved project efficiencies, closeouts and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $9 million, or 8.6% of revenue, for the three month period ended June 30, 2019, as compared with EBITDA of negative $3 million, or 3.2% of revenue, for the same period in 2018, an increase in EBITDA of approximately $11 million, or 418%, due primarily to improved project efficiencies, closeouts and mix. As a percentage of revenue, EBITDA increased by approximately 1,180 basis points.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $9 million, or 3.5% of revenue, for the three month period ended June 30, 2019, as compared with EBITDA of $10 million, or 6.7% of revenue, for the same period in 2018, a decrease in EBITDA of $1 million, or 9%. As a percentage of revenue, segment EBITDA decreased by approximately 320 basis points, or $8 million, as compared with the same period in the prior year, due primarily to a combination of reduced project efficiencies, closeouts and mix. The decrease in EBITDA from reduced EBITDA margins was offset, in part, by higher levels of revenue, which contributed an increase in EBITDA of $7 million.
Other Segment. EBITDA from Other businesses was $6 million for the three month period ended June 30, 2019 as compared with EBITDA of $7 million for the same period in 2018. Other segment EBITDA for the three month periods ended June 30, 2019 and 2018 included approximately $7 million and $6 million, respectively, of equity in earnings from unconsolidated affiliates related primarily to our investments in the Waha JVs, and, for the three month period ended June 30, 2018, Other segment EBITDA included approximately $1 million of income related to a proportionately consolidated non-controlled Canadian joint venture.
Corporate. Corporate EBITDA was negative $19 million for the three month period ended June 30, 2019, as compared with EBITDA of negative $22 million for the same period in 2018, for an increase in EBITDA of approximately $2 million. Corporate EBITDA for the three month period ended June 30, 2019 included approximately $29 million of expense related to changes in estimated earn-out accruals, partially offset by approximately $25 million of recovery of legal costs and other income from a second quarter 2019 arbitration award. Corporate EBITDA for the three month period ended June 30, 2018 included approximately $4 million of expense from changes to expected earn-out accruals and $1 million of expense from changes in expected recovery amounts for an investment that was in the final stages of liquidation. Excluding the effects of these items, other corporate expenses for the three month period ended June 30, 2019 decreased by approximately $1 million as compared with the same period in the prior year. Corporate expenses for the three month period ended June 30, 2019 included increases in various administrative costs, including information technology and incentive and compensation expense, offset by the effect of timing of other corporate legal and settlement matters.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenue. For the six month period ended June 30, 2019, consolidated revenue totaled $3,457 million as compared with $3,015 million for the same period in 2018, an increase of $443 million, or 15%. Revenue increases in our Oil and Gas segment of $252 million, or 19%, in our Power Generation and Industrial segment of $176 million, or 67%, and in our Communications segment of $20 million, or 2%, were partially offset by decreases in our Electrical Transmission segment of $3 million, or 2%, and in our Other segment of $2 million. Acquisitions contributed $75 million in revenue for the six month period ended June 30, 2019, and organic revenue increased by approximately $368 million, or 12%, as compared with the same period in 2018.
Communications Segment. Communications revenue was $1,265 million for the six month period ended June 30, 2019, as compared with $1,246 million for the same period in 2018, an increase of $20 million, or 2%. Organic revenue increased by approximately $18 million, or 1%, as compared with the same period in 2018, and acquisitions contributed $2 million of revenue for the six month period ended June 30, 2019. The increase in organic revenue was primarily driven by higher levels of wireless and wireline/fiber revenue, partially offset by a decrease in storm restoration services and in install-to-the-home revenue, as compared with the same period in the prior year.
Oil and Gas Segment. Oil and Gas revenue was $1,558 million for six month period ended June 30, 2019, as compared with $1,306 million for the same period in 2018, an increase of $252 million, or 19%. Organic revenue increased by approximately $182 million, or 14%, as compared with the same period in 2018, and acquisitions contributed $70 million of revenue for the six month period ended June 30, 2019. The increase in organic revenue was due primarily to increased demand for pipeline projects, including from project activity and mix, partially offset by the effect of regulatory disruptions on selected long-haul pipeline construction activity.
Electrical Transmission Segment. Electrical Transmission revenue was $195 million for the six month period ended June 30, 2019 as compared with $199 million for the same period in 2018, a decrease of approximately $3 million, or 2%, due primarily to lower levels of project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $440 million for the six month period ended June 30, 2019 as compared with $264 million for the same period in 2018, an increase of $176 million, or 67%. Organic revenue increased by approximately $173 million, or 66%, as compared with the same period in 2018, and acquisitions contributed $3 million of revenue for the six month period ended June 30, 2019. The increase in organic revenue was driven by higher levels of renewable power project activity.
Other Segment. Other segment revenue decreased by $2 million for the six month period ended June 30, 2019 as compared with the same period in 2018 due primarily to a decrease in our international oil and gas operations.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $342 million, or 13%, from $2,604 million for the six month period ended June 30, 2018 to $2,945 million for the same period in 2019. Higher levels of revenue contributed an increase of $382 million in costs of revenue, excluding depreciation and amortization, offset, in part, by a decrease of approximately $41 million from improved productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 120 basis points, from 86.4% of revenue for the six month period ended June 30, 2018 to 85.2% of revenue for the same period in 2019. The basis point decrease was primarily driven by improved project efficiencies, closeouts and mix in our Oil and Gas and Electrical Transmission segments, offset, in part, by project inefficiencies and mix, including lower levels of storm restoration services, as well as costs incurred to expand operating capacity to support expected future business growth in our Communications and Power Generation and Industrial segments.
Depreciation and amortization. Depreciation and amortization was $119 million, or 3.4% of revenue, for the six month period ended June 30, 2019 as compared with $102 million, or 3.4% of revenue, in 2018, an increase of $17 million, or 17%. Acquisitions contributed $5 million of depreciation and amortization for the six month period ended June 30, 2019. As a percentage of revenue, depreciation and amortization was generally flat.
General and administrative expenses. General and administrative expenses were $143 million, or 4.1% of revenue, for the six month period ended June 30, 2019, as compared with $131 million, or 4.4% of revenue, for the same period in 2018, an increase of $12 million, or 9%. Acquisitions contributed $4 million of general and administrative expenses for the six month period ended June 30, 2019. Excluding the effects of acquisitions, administrative expenses increased by approximately $8 million as compared with the same period in the prior year. For the six month period ended June 30, 2019, general and administrative expenses included increased administrative costs to support growth in our businesses as well as an increase in various other administrative costs, including incentive and compensation expense, partially offset by the effect of timing of other legal, arbitral and settlement matters as compared with the same period in the prior year. Overall, general and administrative expenses as a percentage of revenue decreased by approximately 30 basis points for the six month period ended June 30, 2019 as compared with the same period in 2018.
Interest expense, net. Interest expense, net of interest income, was $39 million, or 1.1% of revenue, for the six month period ended June 30, 2019 as compared with $38 million, or 1.3% of revenue, in the same period in 2018. The increase in interest expense related primarily to credit facility activity as well as an increase in discount charges on financing arrangements for trade receivables, offset, in part, by $5 million from recovery of interest costs from a second quarter 2019 arbitration award. The increase in credit facility-related interest expense and discount charges resulted primarily from higher average interest rates.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the six month periods ended June 30, 2019, equity in earnings from unconsolidated affiliates totaled approximately $13 million, as compared with $11 million for the same period in 2018, and related primarily to our investments in the Waha JVs.
Other expense, net. Other expense, net, was $8 million for the six month period ended June 30, 2019, as compared with other income, net of $2 million for the same period in 2018. For the six month period ended June 30, 2019, other expense, net, included approximately $36 million of expense from changes to estimated earn-out accruals, offset, in part, by $19 million of income from a second quarter 2019 arbitration award, $6 million of gains on sales of equipment, net, and $1 million of income from the settlement of an investment that was in the final stages of liquidation. For the six month period ended June 30, 2018, other income, net, included approximately $7 million of gains on sales of equipment, net, partially offset by approximately $4 million of expense from changes to estimated earn-out accruals and $1 million of expense related to changes in expected recoveries for the previously mentioned investment.
Provision for income taxes. Income tax expense was $52 million for the six month period ended June 30, 2019 as compared with $47 million for the same period in the prior year. In the first half of 2019, pre-tax income increased to $215 million as compared with $154 million for the same period in the prior year. Our effective tax rate decreased to 24.1% for the six month period ended June 30, 2019 from 30.5% for the same period in 2018, primarily due to reduced foreign earnings, the recognition of approximately $2 million of excess tax benefits from the vesting of share-based awards, and foreign tax rate changes.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $98 million, or 7.7% of revenue, for the six month period ended June 30, 2019, as compared with $156 million, or 12.5% of revenue, for the same period in 2018, a decrease of approximately $58 million, or 37%. As a percentage of revenue, EBITDA decreased by approximately 480 basis points, or $61 million, primarily due to project inefficiencies and mix, including from lower levels of storm restoration services as well as costs incurred to expand operating capacity to support expected future business growth. The decrease in EBITDA from reduced EBITDA margins was offset, in part, by higher levels of revenue, which contributed an increase in EBITDA of $2 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $287 million, or 18.4% of revenue, for the six month period ended June 30, 2019, as compared with $156 million, or 11.9% of revenue, for the same period in 2018, an increase of $131 million, or 84%. Improved productivity contributed an increase in EBITDA of approximately $101 million, and higher levels of revenue contributed an increase in EBITDA of $30 million. EBITDA margins increased by approximately 650 basis points due primarily to improved project efficiencies, closeouts and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $12 million, or 6.4% of revenue, for the six month period ended June 30, 2019, as compared with EBITDA of approximately $2 million, or 0.9% of revenue, for the same period in 2018, an increase in EBITDA of approximately $11 million, or 571%, due primarily to improved project efficiencies, closeouts and mix. As a percentage of revenue, EBITDA increased by approximately 540 basis points.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $12 million, or 2.8% of revenue, for the six month period ended June 30, 2019, as compared with EBITDA of $15 million, or 5.5% of revenue, for the same period in 2018, a decrease in EBITDA of $2 million, or 17%. As a percentage of revenue, segment EBITDA decreased by approximately 280 basis points, or $12 million, as compared with the same period in the prior year, due primarily to a combination of reduced project efficiencies, closeouts and mix. The decrease in EBITDA from reduced EBITDA margins was offset, in part, by higher levels of revenue, which contributed an increase in EBITDA of $10 million.
Other Segment. EBITDA from Other businesses was $13 million for both the six month periods ended June 30, 2019 and 2018. Other segment EBITDA for the six month periods ended June 30, 2019 and 2018 included $13 million and $11 million, respectively, of equity in earnings of unconsolidated affiliates related primarily to our investment in the Waha JVs, and for the six month period ended June 30, 2018, included $1 million in gains on a proportionately consolidated non-controlled jointed venture.
Corporate. Corporate EBITDA was negative $49 million for the six month period ended June 30, 2019, as compared with EBITDA of negative $48 million for the same period in 2018, for a decrease in EBITDA of approximately $1 million. Corporate EBITDA for the six month period ended June 30, 2019 included approximately $36 million of expense related to changes in estimated earn-out accruals, partially offset by approximately $25 million of recovery of legal costs and other income from a second quarter 2019 arbitration award and $1 million of income from the settlement of an investment that was in the final stages of liquidation. Corporate EBITDA for the six month period ended June 30, 2018 included $4 million of expense related to changes in estimated earn-out accruals and approximately $1 million of expense from changes in expected recoveries for the previously mentioned investment. Excluding the effects of these items, other corporate expenses for the six month period ended June 30, 2019 decreased by approximately $4 million as compared with the same period in the prior year. Other corporate expenses for the six month period ended June 30, 2019 included increases in various administrative costs, including information technology and incentive and compensation expense, offset by timing of other corporate legal and settlement matters as compared with the same period in the prior year.
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA in dollar and percentage of revenue terms, for the periods indicated. The tables below (dollar amounts in millions) may contain slight summation differences due to rounding.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Net income	$120.2	6.2%	$80.4	5.0%	$163.3	4.7%	$106.9	3.5%
Interest expense, net	16.6	0.9%	20.8	1.3%	38.9	1.1%	37.9	1.3%
Provision for income taxes	39.7	2.0%	35.8	2.2%	51.8	1.5%	46.9	1.6%
Depreciation and amortization	59.9	3.1%	51.7	3.2%	119.0	3.4%	101.6	3.4%
EBITDA	$236.5	12.2%	$188.7	11.7%	$373.0	10.8%	$293.2	9.7%
Non-cash stock-based compensation expense	4.2	0.2%	3.4	0.2%	7.9	0.2%	6.6	0.2%
Project results from non-controlled joint venture	—	—%	(1.0)	(0.1)%	—	—%	(1.0)	(0.0)%
Adjusted EBITDA	$240.7	12.4%	$191.1	11.8%	$380.9	11.0%	$298.8	9.9%
A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
EBITDA	$236.5	12.2%	$188.7	11.7%	$373.0	10.8%	$293.2	9.7%
Non-cash stock-based compensation expense	4.2	0.2%	3.4	0.2%	7.9	0.2%	6.6	0.2%
Project results from non-controlled joint venture	—	—%	(1.0)	(0.1)%	—	—%	(1.0)	(0.0)%
Adjusted EBITDA	$240.7	12.4%	$191.1	11.8%	$380.9	11.0%	$298.8	9.9%
Reportable Segment:
Communications	$52.4	8.0%	$73.7	11.9%	$97.8	7.7%	$155.8	12.5%
Oil and Gas	179.3	19.1%	122.7	15.9%	286.7	18.4%	155.7	11.9%
Electrical Transmission	8.7	8.6%	(2.7)	(3.2)%	12.4	6.4%	1.9	0.9%
Power Generation and Industrial	8.9	3.5%	9.8	6.7%	12.1	2.8%	14.6	5.5%
Other	6.4	NM	5.8	2,479%	12.7	NM	11.8	538.5%
Corporate	(15.0)	NA	(18.2)	NA	(40.8)	NA	(41.0)	NA
Adjusted EBITDA	$240.7	12.4%	$191.1	11.8%	$380.9	11.0%	$298.8	9.9%
NM - Percentage is not meaningful

The tables below, which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended June 30,
	2019		2018
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$120.2	$1.58	$80.4	$1.01
Adjustments:
Non-cash stock-based compensation expense	4.2	0.06	3.4	0.04
Project results from non-controlled joint venture	—	—	(1.0)	(0.01)
Total adjustments, pre-tax	$4.2	$0.06	$2.4	$0.03
Income tax effect of adjustments (a)	(1.0)	(0.01)	(0.8)	(0.01)
Statutory tax rate effects (b)	(1.4)	(0.02)	1.5	0.02
Adjusted non-U.S. GAAP measure	$122.0	$1.60	$83.5	$1.04

	For the Six Months Ended June 30,
	2019		2018
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$163.3	$2.15	$106.9	$1.32
Adjustments:
Non-cash stock-based compensation expense	7.9	0.10	6.6	0.08
Project results from non-controlled joint venture	—	—	(1.0)	(0.01)
Total adjustments, pre-tax	$7.9	$0.10	$5.6	$0.07
Income tax effect of adjustments (a)	(4.2)	(0.06)	(1.6)	(0.02)
Statutory tax rate effects (b)	(1.4)	(0.02)	1.5	0.02
Adjusted non-U.S. GAAP measure	$165.6	$2.18	$112.3	$1.39

(a)
Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, for which the six month period ended June 30, 2019 included net tax benefits of $2.3 million from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effect on pre-tax income. For the three and six month periods ended June 30, 2019, our consolidated effective tax rates, as reported, were 25% and 24%, respectively, and as adjusted, were 26% for both periods. For both the three and six month periods ended June 30, 2018, our consolidated effective tax rate, as reported, was 31%, and as adjusted, was 30%.

(b)
For the three and six month periods ended June 30, 2019, includes the effects of changes in Canadian provincial statutory tax rates, and for the three and six month periods ended June 30, 2018, includes the effects of the 2017 Tax Act.

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
Capital Expenditures. For the six month period ended June 30, 2019, we spent $57 million on capital expenditures, or $38 million, net of asset disposals, and incurred approximately $110 million of equipment purchases under finance leases. We estimate that we will spend approximately $120 million on capital expenditures, or approximately $80 million, net of asset disposals, in 2019, and expect to incur approximately $180 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the six month period ended June 30, 2019, we used $95 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future earn-out obligations as of June 30, 2019 was approximately $141 million. Of this amount, $31 million represents the liability for earn-out obligations that have been earned. The remainder is management’s estimate of potential earn-out obligations that are contingent upon future performance. For the six month period ended June 30, 2019, we made payments of $30 million related to earn-out obligations, and for the six month period ended June 30, 2018, we made payments of $23 million.

Income Taxes. For the six month period ended June 30, 2019, tax payments, net of tax refunds were approximately $39 million. For the six month period ended June 30, 2018, tax refunds, net of tax payments, totaled approximately $14 million and resulted primarily from the utilization of certain tax credits, as well as the tax effect of an increase in tax depreciation under the tax provisions of the 2017 Tax Act. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of June 30, 2019, we expect that substantially all of our CIEB will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, CIEB and retainage, net of allowance, decreased to $1.8 billion as of June 30, 2019 from $1.9 billion as of December 31, 2018 due primarily to a decrease in our days sales outstanding, as discussed below.
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
Sources and Uses of Cash
As of June 30, 2019, we had approximately $736 million in working capital, defined as current assets less current liabilities, as compared with $885 million as of December 31, 2018, a decrease of approximately $150 million. Cash and cash equivalents totaled approximately $59 million and $27 million as of June 30, 2019 and December 31, 2018, respectively.
Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$351.5	$23.2
Net cash used in investing activities	$(122.8)	$(111.1)
Net cash (used in) provided by financing activities	$(196.8)	$67.7
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in accounts receivable, net, prepaid expenses and other current assets, accounts payable, accrued expenses and BIEC, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the six month period ended June 30, 2019 was $351 million, as compared with approximately $23 million of cash provided by operating activities for the same period in 2018. The increase in cash flow from operations was primarily due to the effect of working capital-related changes in assets and liabilities, net.
Our days sales outstanding, net of BIEC (“DSO”) was 77 as of June 30, 2019 as compared with 81 as of December 31, 2018. The decrease in DSO for the six month period ended June 30, 2019 was primarily related to ordinary course billing and collection activity. DSO is calculated as accounts receivable, net, less BIEC, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to timing of billings, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable, net, within the next twelve months.
Investing Activities. Net cash used in investing activities increased by approximately $12 million to $123 million for the six month period ended June 30, 2019 from $111 million for the six month period ended June 30, 2018. Cash paid for acquisitions, net, totaled $95 million for the six month period ended June 30, 2019, as compared with $7 million for the same period in 2018, an increase of approximately $88 million due to our 2019 acquisitions. For the six month period ended June 30, 2019, we spent $57 million on capital expenditures, or $38 million, net of asset disposals, as compared with $88 million, or $74 million, net of asset disposals, for the same period in the prior year, a decrease of $36 million. For the six month period ended June 30, 2019, payments for other investments totaled $5 million, whereas for the six month period ended June 30, 2018, payments for other investments totaled $36 million and related primarily to our equity investment in the Waha JVs and the purchase of an equity investment in a telecommunications entity. For the six month period ended June 30, 2019, proceeds from other investments totaled $15 million, and included the sale of our investment in the previously mentioned telecommunications entity, as well as the settlement of an investment that was in the final stages of liquidation. For the six month period ended June 30, 2018, proceeds from other investments totaled $5 million and related to recoveries from the previously mentioned investment.
Financing Activities. Net cash used in financing activities for the six month period ended June 30, 2019 was $197 million, as compared with cash provided by financing activities of $68 million for the six month period ended June 30, 2018, for an increase in cash used in financing activities of $265 million. Credit facility related activity, net, for the six month period ended June 30, 2019, totaled $126 million of repayments, net of borrowings, as compared with $264 million of borrowings, net of repayments for the six month period ended June 30, 2018, for an increase in cash used in financing activities of $390 million. For the six month period ended June 30, 2019, payments for repurchases of common stock totaled $6 million, and primarily related to settlement of December 2018 share repurchases, whereas share repurchases for the six month period ended June 30, 2018 totaled $128 million, for a decrease in cash used in financing activities of $123 million. As of June 30, 2019, we had approximately $129 million available for share repurchases under existing share repurchase authorizations. Payments of acquisition-related contingent consideration included within financing activities totaled $29 million for the six month period ended June 30, 2019 as compared with $16 million for or the six month period ended June 30, 2018. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $30 million and $23 million for the six month periods ended June 30, 2019 and 2018, respectively.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of June 30, 2019.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2019, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of June 30, 2019, we had $344 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 3.92% and a term loan with a balance of $367 million with an interest rate of 4.03%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $5 million for the six month period ended June 30, 2019.
As of June 30, 2019, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $253 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.2%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 4% of our total revenue for the six month period ended June 30, 2019. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three or six month periods ended June 30, 2019. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three and six month periods ended June 30, 2019, net foreign currency translation activity was de minimis.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of June 30, 2019. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the condensed unaudited consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
April 1 through April 30	—	$—	—	$128,846,586
May 1 through May 31	234	$47.87	—	$128,846,586
June 1 through June 30	—	$—	—	$128,846,586
Total	234		—

(a)	Reflects shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs.

(b)
As of June 30, 2019, the remaining amount available for share repurchases includes $28.8 million under our $150 million share repurchase program that was publicly announced on September 11, 2018, and the full amount of our $100.0 million share repurchase program that was publicly announced on December 21, 2018.

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

MASTEC, INC.
Date:	August 1, 2019
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________

*	Filed herewith.

**	Furnished herewith.