Form 10-K
period 2019-12-31
MASTEC INC
filed 2020-02-27
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
(Mark One)
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑   No ☐

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.1 billion, based on the closing price per share for the registrant’s common stock on the New York Stock Exchange on June 28, 2019.

There were 76,584,117 shares of common stock outstanding as of February 24, 2020.

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2020 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

•
the effect on demand for our services of changes in the amount of capital expenditures by our customers due to, among other things, economic conditions, including potential adverse effects of public health issues, such as the coronavirus outbreak on economic activity generally, commodity price fluctuations, the availability and cost of financing, and customer consolidation in the industries we serve;

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

•
the highly competitive nature of our industry and the ability of our customers, including our largest customers, to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice under our contracts, and/or customer disputes related to our performance of services and the resolution of unapproved change orders;

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

•	risks related to our strategic arrangements, including our equity investments;

•	any exposure resulting from system or information technology interruptions or data security breaches;

•	any material changes in estimates for legal costs or case settlements or adverse determinations on any claim, lawsuit or proceeding;

•
the effect of state and federal regulatory initiatives, including costs of compliance with existing and potential future safety and environmental requirements, including with respect to climate change;

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

•
risks associated with operating in or expanding into additional international markets, including risks from fluctuations in foreign currencies, foreign labor and general business conditions and risks from failure to comply with laws applicable to our foreign activities and/or governmental policy uncertainty;

•	restrictions imposed by our credit facility, senior notes and any future loans or securities;

•	our ability to obtain performance and surety bonds;

•	a small number of our existing shareholders have the ability to influence major corporate decisions;

•
risks associated with volatility of our stock price or any dilution or stock price volatility that shareholders may experience in connection with shares we may issue as consideration for earn-out obligations or as purchase consideration in connection with past or future acquisitions, or as a result of other stock issuances; and

•
other factors referenced in this Annual Report, including, without limitation, under Item 1. “Business,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors detailed from time to time in the reports and other filings we make with the Securities and Exchange Commission (the “SEC”).

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
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation, including renewables; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for 90 years. For the twelve month period ended December 31, 2019, we had an average of approximately 21,000 employees and 350 locations. We offer our services primarily under the MasTec service mark. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, infrastructure for utilities, among others. We perform engineering, construction and maintenance services for oil and natural gas pipelines and processing facilities for the energy and utilities industries through our Oil and Gas segment. Our Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. Our Power Generation and Industrial segment primarily serves energy, utility and other end-markets through the installation and construction of power facilities, including from renewable sources, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of heavy civil and industrial infrastructure. The Other segment includes equity investees, the services of which vary from those provided by our primary segments, as well as other small business units that perform construction and other services for a variety of international end-markets. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for segment related information and significant customer concentrations.
In this Form 10-K, “$” means U.S. dollars unless otherwise indicated.
Industry Trends
Our industry is composed of national, regional and local companies that provide services to customers in a range of industries. We believe the following industry trends affect demand for our services:
Opportunities in our Communications Segment
Significant advances in technology and rapid innovation in service offerings to data consumers continue to increase demand for faster and more reliable wireless and wireline/fiber communications network services. In its February 2020 Annual Internet Report, 2018-2023, Cisco Systems, Inc. (“Cisco”) predicts that broadband connection speeds in North America will more than double by 2023, from approximately 55 Mbps to over 140 Mbps. As a result of increased usage of mobile devices, combined with advancements in the “Internet of Things (IoT),” the amount of data affecting network traffic is expected to experience significant and accelerating levels of future growth. Increased data usage from video and voice transmission, digital video and music streaming, ‘smart’ television technology, home automation and connected home monitoring offerings, ‘Smart City’ initiatives, artificial intelligence, augmented and virtual reality and other advanced data services, including machine-to-machine connections, such as autonomous vehicles, video surveillance, robotics, drones, ‘smart’ meters and digital health monitors, among others, are expected to significantly increase data traffic, resulting in the need for new and upgraded networks.
In response to these growing demands, communications service providers (“CSPs”) are expanding, densifying and optimizing current wireless and wireline/fiber communications network capacity, while initiating a build-out of 5G infrastructure, the next generation of wireless and fixed wireless network capacity. An August 2019 Gartner, Inc. forecast indicates that to achieve nationwide coverage levels, changes to the structure of the network architecture for 5G wireless communications will require a longer period of installation when compared to past generation changes in wireless infrastructure. In order to maintain performance standards as 5G is built-out, CSPs will need to undertake targeted strategic improvements to their 4G legacy networks by upgrading 4G core infrastructure alongside 5G deployment areas. Cisco, in its Annual Internet Report, predicts that 5G devices and connections will be over 10 percent of global mobile devices and connections by 2023. Large scale 5G deployments, which are expected over the next several years, will include additional and improved tower capacity, as well as deployment of numerous higher bandwidth small/micro cells and distributed antenna systems to densify network performance. In addition, nationwide fiber projects in support of 5G technologies, such as Verizon Communications, Inc.’s (“Verizon”) ‘One Fiber’ program, continue to expand to support network densification, data capacity and speed. Also, AT&T is continuing to build the First Responder Network Authority (“FirstNetTM ”), a new wireless official public safety network created by the federal government for first responders throughout the United States. Further, proposed industry merger activity, which is in the process of final approval and expected to be completed in 2020, will merge two nationwide CSPs, and is expected to result in the creation of a new nationwide CSP.

We believe that the initiation of nationwide 5G tower deployments, deployment of small/micro cells, initiation of fiber projects to support 5G, initial deployment and subsequent capacity additions to FirstNetTM, as well as an expected increase in activity levels for various nationwide CSPs subsequent to expected industry merger activity, will lead to significant increases in 5G telecommunications capital expenditures over multiple years.
One industry publication anticipates that up to an estimated $250 billion will be invested in 5G technologies over the next decade, and another industry publication predicts that the United States will require up to an estimated $150 billion of fiber infrastructure investment over the next five to seven years to support the increases in projected mobile data traffic and related broadband infrastructure needs. Furthermore, in 2018, the Federal Communications Commission (“FCC”) announced an initiative to speed deployment of 5G technology in the U.S. through the Facilitate America’s Superiority in 5G Technology, or “FAST” Plan. The FAST Plan is designed to make more low, mid and high-band spectrum available to the market and encourage additional investment in 5G wireless infrastructure by streamlining regulatory processes and updating infrastructure policies to speed the review of small cell infrastructure. During 2019, the FCC completed its first set of high-band airwaves auctions to make spectrum available for 5G wireless, IoT and other advanced spectrum-based services. Additionally, in 2018, the FCC made additional funds available for the deployment of high-speed broadband technology under the Connect America Fund (“CAF”) program, which was designed to improve the quality and expand the availability of high-speed internet service in rural areas. In addition, in January 2020, the FCC announced its Rural Digital Opportunity Fund, which will push out over $20 billion in funding over the next 10 years to build and connect gigabit broadband speeds in unserved rural areas and is a follow-up initiative to the CAF program.
The market for Smart City initiatives, in which cities use IoT technologies to collect and use insights gained from data to manage city assets, resources and services more efficiently, is a developing trend that is expected to accelerate due to the combination of increased data speeds and data capacity capabilities of wireless and wireline networks and developing IoT applications.  To address the expected escalating demands for resources of so many residents living, working, driving and interacting with each other, cities are looking at ways to become ‘smarter’ and more efficient in responding to these needs, including through Smart City initiatives to address and improve traffic flow, public safety and energy efficiency.  According to a recent article by Forbes Magazine, an estimated two-thirds of cities globally are investing in Smart City technologies, with spending projected to reach $135 billion in 2021 for IoT technologies such as smart utility meters, intelligent traffic signals, e-government applications, Wi-Fi kiosks and radio frequency identification sensors in the pavement. We believe that opportunities for installation and maintenance of both Smart City and smart home technologies will over time provide our install-to-the-home group opportunities for future growth, providing an offset to declining trends in subscribership for satellite TV.
We believe that we are well-positioned, as one of the largest providers of communications infrastructure services, to substantially benefit from the expected multi-year significant and broad opportunities in the telecommunications market as previously described.
Opportunities in our Oil and Gas Segment
We are one of the largest pipeline contractors in North America, with a balanced portfolio of service offerings, including union and non-union services, for the construction and maintenance of large diameter (“long-haul”) pipeline, midstream pipeline, gathering lines and related compressor and pumping stations and treatment plants. Demand for pipeline infrastructure and the related level of oil, natural gas and product pipeline construction activity has grown significantly in recent years as technological advances and increasingly cost-effective drilling, completion and production have significantly increased producible North American oil and natural gas reserves. Technological advances in 3D seismic imaging, digitization and data analysis have led to significant improvements in the identification of oil and natural gas reserves as well as the precision with which drilling operations can be performed, lowering the cost of production and maximizing output.
The effect of these advances on oil and gas production activities in North America has also driven changes in the geographic locations of North American energy production. The increase in oil and natural gas production across multiple basins, such as the Permian, Bakken and Marcellus/Utica basins, has led the industry to initiate actions to address ‘takeaway’ capacity issues, whereby more pipeline infrastructure is required to move production to market. As a result, construction of additional pipeline capacity across multiple basins and throughout the U.S. is underway and in plans for future development to improve available distribution and reduce transportation costs.
According to the Department of Energy’s (“DOE”) Short-Term Energy Outlook 2020, the U.S., which was already a net exporter of natural gas, also became a net exporter of oil for the first time since the early twentieth century. In October 2019, Enverus Drillinginfo predicted that oil production in the Permian Basin, which accounts for approximately 35% of all U.S. oil production, will increase four-fold, from 4.3 million barrels/day to 17.3 million barrels/day over the next ten years. These trends have driven oil and natural gas pipeline construction in recent years and are expected to continue. Additionally, industry reporting indicates that the abundance of low-cost North American natural gas will continue to drive growth of natural gas as a source of lower-carbon power generation, both in the U.S. and abroad. According to the DOE’s Annual Energy Outlook 2020, U.S. natural gas continued to surpass coal and hydroelectric power as the leading fuel type for electric power generation in 2019, and the U.S. continues to produce historically high levels of natural gas and crude oil. Additionally, in recent years, demand for liquified natural gas (“LNG”) exports has risen dramatically, driven in part by the easing of certain export regulations, which is expected to drive construction of pipeline infrastructure for the transport of LNG to coastal export facilities in North America.
These trends are expected to continue to drive demand for North American oil and gas production, creating opportunities for new pipeline infrastructure throughout. Significant investment in pipeline infrastructure will be required to move the increased volumes of oil and gas production to refining centers, distribution hubs, LNG export facilities and industrial users throughout North America, as well as to meet demand resulting from the desire to convert the transportation of oil and gas from traditional methods, such as truck and rail transport, to lower cost and safer pipeline infrastructure. In its August 2019 Oil & Gas Pipeline Construction in the US report, IBISWorld predicts that capital expenditures by energy producers for pipeline infrastructure in the U.S. will grow at an annualized rate of 1.6% over the next five years to almost $70 billion. In addition to potential opportunities in the U.S., initiatives in Mexico are expected to provide long-term growth opportunities. According to the Pipeline & Gas Journal’s 2020 Global Pipeline Construction Outlook, there were approximately 32,000 miles of new and planned pipeline projects within North America at the end of 2019. We anticipate that demand for pipeline infrastructure in North America will provide continued opportunities for years to come, and that our diverse capabilities and expertise will enable us to continue to be a leading service provider in this market. We also believe that future opportunities exist for upgrades to existing pipeline infrastructure, including pipeline integrity and maintenance upgrades, replacement and modernization efforts, including digitization and other technology upgrades and upgrades to address safety regulations.
We believe that the above-mentioned trends will support continued levels of project activity, continuing a multi-year cycle of demand for pipeline construction projects, and that we are well-positioned to benefit from these trends.
Opportunities in our Electrical Transmission Segment
The U.S. electrical transmission and distribution infrastructure (the “grid”), comprising a network of electricity generation, high voltage transmission lines, substations and distribution lines that bring power to homes and businesses, will continue to require significant ongoing maintenance, upgrade and expansion to continue delivery of reliable and affordable power, as well as to address future grid resiliency and changing energy supply and distribution requirements. Increased investment in electrical infrastructure will be required to address increasing demand, modernize the grid and strengthen aging infrastructure. According to a May 2019 S&P Global Market Intelligence report, electric transmission and distribution infrastructure capital expenditures were projected to exceed $50 billion in 2019, driven by the need to upgrade aging infrastructure, digitize, and secure the grid against natural and man-made disasters, including storms, hurricanes and wildfires as well as potential cyber attacks. Increasing levels of disruption from natural disasters, such as hurricanes and wildfires continue a pattern that is expected to lead to required incremental future investment in transmission and distribution systems by utility companies. In addition, clean energy production trends are expected to lead to additional electric infrastructure investment, with shifting trends in power generation to cleaner energy sources, such as natural gas and renewables, while older power plants, including coal-fired and nuclear plants are retired or repurposed.

According to the DOE’s Annual Energy Outlook 2020, the percentage of electricity generated by renewable sources is expected to double to almost 40% by 2050. Future demand for electrical transmission and distribution infrastructure is also expected to result from grid resiliency efforts, technological advances, digitization, expected growth in usage of electric/hybrid vehicles, Smart City initiatives and the continued development of electrical power generation from renewable power sources, among others. The expected growth in demand for, and deployment of, electrical power generation from renewable energy sources will require significant investment in transmission lines, as wind and solar power generation resources are typically located in remote areas of the country, far from industrial users and major population centers.  Growth in electrical power generation from renewable sources in the U.S. will require the grid to be updated. Transmission lines will be required to connect the power generated from renewable energy sources to the grid and infrastructure will be required to provide for grid-scale storage of electricity from renewable energy sources, as well as to provide grid flexibility that can accommodate the related supply and demand for these new energy sources.
According to the DOE’s Annual Energy Outlook 2020, almost 650 net gigawatts of new electricity generating capacity are expected to be added in the U.S. through 2050, requiring significant investment in transmission and distribution by electric utility companies. We believe significant capital investment in the transmission and distribution system will continue to be required to meet the above-mentioned needs, and that we are well-positioned to benefit from these trends.
Opportunities in our Power Generation and Industrial Segment
Growing concerns with climate change, the desire to reduce greenhouse gas emissions and growing corporate initiatives for smaller, standalone distributed generation facilities, together with certain regulatory and other policy initiatives at the federal, state and municipal levels, have spurred demand for ‘clean’ energy production from sustainable power sources, including environmentally sensitive electrical power production from renewable sources such as wind, solar and biomass. Currently, almost 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards (“RPS”) or renewable energy goals. States have created these standards to diversify their energy resources, promote domestic energy production and encourage economic development. Renewable energy policies have helped to drive the U.S. market for wind, solar and other renewable energy sources. According to a January 2020 publication by BloombergNEF, U.S. investment in renewable energy capacity approximated $55 billion in 2019, an increase of almost 30% from 2018 levels. In addition, growing efforts to address electric grid resiliency are expected to drive growth in renewables, as utilities and their customers increasingly consider renewable microgrids combined with energy storage solutions to support critical facilities.
The DOE’s Annual Energy Outlook 2020 projects that almost 120 gigawatts of new wind and solar capacity will be added from 2020 to 2023 and predicts that renewable power generation will exceed that of natural gas-fired generation after 2045, contributing almost 40% of U.S. power generation capacity by 2050. Advancing technologies and improvements in cost and scalability of renewable energy projects are making these energy sources, particularly solar power projects, increasingly competitive. As a result, we expect these trends will continue to drive demand for construction of renewable infrastructure in the coming years. According to a January 2020 report by IHS Markit, U.S. solar installations are expected to grow 20% in 2020, and the DOE’s Annual Energy Outlook 2020 projects continued growth in new generating capacity from solar installations through 2050 due to declining costs for solar photovoltaic (PV) panels. In addition, we believe that replacement and repowering of existing wind turbines and foundations with next generation, higher efficiency turbines, as well as maintenance of aging wind farms, will provide increased opportunities for wind infrastructure projects.
Investment in the renewable energy industry is partially dependent on federal and state tax incentives. Currently, there are certain federal tax incentives applicable to renewable energy projects, which are expected to be phased out beginning in 2021. In order to qualify for these tax credits, construction must begin before the end of 2020 and the project must be placed in service prior to the end of 2024.  Notwithstanding the potential phase-out of these tax incentives, the continued and increasing trends towards renewable portfolio standards, coupled with growing corporate initiatives to reduce greenhouse gas emissions, are expected to continue to drive growth in renewable energy projects. In addition, due to recent cost declines and improved efficiencies, a recent article by BloombergNEF indicates that wind and solar energy projects are becoming competitive with traditional energy sources. See Item 1A. “Risk Factors - The renewable energy industry is reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our services.”
Additionally, industrial plant construction opportunities exist in a wide variety of industries, including in the renewable energy industry, as power companies explore ways to reduce their carbon footprint. The low price and environmental advantage of cleaner burning natural gas is expected to continue to drive demand for gas-fired electrical generating plants and conversions of coal-fired power plants to natural gas. A wide variety of industries may seek to expand, convert or construct new plants to take advantage of this economical, cleaner, lower cost and lower carbon fuel source. Biofuel and biomass as alternative fuel sources also present opportunities for the renewable energy market. Industrial facilities and power plants in the biofuels/biomass, food processing, natural gas, petroleum and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.
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
North American Footprint. Including our predecessor companies, we have been in business for 90 years and are one of the largest companies in the infrastructure construction services industry, with approximately 350 locations and an average of 21,000 employees for the twelve month period ended December 31, 2019, operating throughout North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico and the Caribbean. We offer comprehensive end-to-end infrastructure services to our customers and believe that our experience, technical expertise, geographic reach, financial resources and size are important to our customers.
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
Experienced Management Team. Our management team plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business, integrating acquired businesses and managing the financial aspects of our operations. Our executive management team, business unit presidents and project management teams have broad industry experience and a deep understanding of our customers and their requirements. Key management personnel of acquired businesses generally continue to work for us under employment or services agreements.
Sustainability
As a leading infrastructure construction services provider, we are committed to conducting our operations in a responsible manner that benefits our stakeholders, including employees, customers, subcontractors, suppliers, investors and the communities in which we operate. Sustainability principles and practices are embedded within our strategy, risk management and day-to-day operations. We strive to be recognized as a company that achieves customer expectations safely, profitably and in a manner that is environmentally responsible, socially aware and rewarding for our stakeholders, including our employees, customers, subcontractors, suppliers, investors and the communities in which we operate. We strive to achieve these goals through an organizational structure that provides excellent service delivery; establishes a reputation of integrity within the communities in which we work; and provides our team members growth opportunities in an injury-free environment.
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
We seek to align the interests of our Board of Directors and management with those of our shareholders and stakeholders. We believe that an independent, well-diversified Board makes us a better corporate citizen, and we have a Board with racial, ethnic, gender and skill diversity.  We also believe that our separation of Chairman and CEO further enhances accountability and social responsibility. Our management team and our Board of Directors also have significant ownership in MasTec’s common stock, which further aligns their interests with those of our other shareholders.  We have detailed governance procedures, including an Audit Committee Charter, a Compensation Committee Charter and a Nominating, Sustainability and Corporate Governance Committee Charter, as well as a comprehensive Code of Business Conduct and Ethics and Board of Director Governance Principles, all of which can be viewed on the “Investors” page of our website at MasTec.com.
Through the services we provide, we help to modernize, connect and make our communities safer and more sustainable while helping to build our nation’s infrastructure, including the development and expansion of our nation’s renewable energy footprint. Investment in sustainable business opportunities is a key component of our business strategy for future growth, with selected examples highlighted below.
Renewables infrastructure. We are one of the largest renewables contractors in North America, having constructed a significant percentage of North America’s wind farms. Our power generation and industrial group provides engineering, procurement and construction services and project management solutions to the power market, including for renewable energy power sources, such as wind, solar, biofuel, biomass, waste-to-energy (WtE) and biogas, cogeneration or combined heat and power projects and gas-fired power projects. We continue to invest in our renewable energy infrastructure business, which has grown significantly in the past few years to approximately 10% of our total business revenue for the year ended December 31, 2019. As interest in climate change solutions continues to increase, we anticipate continued strong growth opportunities in our renewables infrastructure business and will continue to invest in this area to support and nurture this growth.

Electrical transmission and distribution infrastructure. We build the infrastructure that connects our nation’s power generation to consumers, including solutions to access new renewable and efficient natural gas generation sources. We also work with our customers to design and build innovative, smart energy solutions, including for the modernization of overstressed sections of the electric grid with insufficient capacity, and to upgrade aging electric infrastructure. Our projects improve the performance, safety, resiliency and efficiency of the nation’s electrical grid and advance the goal of modern, smart energy solutions for our nation’s future.
Communications infrastructure. We build wireless and wireline/fiber infrastructure that connects communities and improves communications infrastructure across our nation. Our projects incorporate cutting edge technological advances that improve speed, connectivity and bandwidth nationwide, including dense urban areas, and expand services into new areas, including rural communities. We are proud to be participating in the buildout of FirstNetTM, the nation’s first wireless official public safety network for first responders. We are also participating in the buildout of the nation’s 5G telecommunications infrastructure, helping to revolutionize telecommunications technologies. The faster speeds and reduced latency associated with 5G will serve as the foundation for transformative technological innovations, including Smart City and urbanization projects and advances in connected technologies, such as connected cars, healthcare, industrial applications and entertainment.
Pipeline infrastructure. The state-of-the-art pipelines that we construct provide a lower carbon emission and environmentally safer transportation alternative for oil and gas products versus traditional truck and rail transport. Additionally, our natural gas pipeline construction services help our customers access and distribute cleaner burning natural gas throughout the Unites States, assisting in the transition from high carbon emission electricity sources to natural gas as a cleaner burning and lower carbon emission fuel source. In addition, our pipeline integrity and replacement services help promote environmental and public safety while enhancing the safety, productivity and life of our customers’ assets.
Water pipelines. We recently invested in a water infrastructure company that specializes in energy drilling, completion and production technologies. Our water pipeline services increase the efficiency of water used in energy field operations in an environmentally focused manner. We build expansive water pipeline networks, which allow for the recycling of water, thereby reducing fresh water requirements as well as the amount of water disposed. Additionally, the use of water pipelines reduces truck traffic, resulting in lower carbon emissions.
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
Maintain Conservative Capital Structure. We evaluate our capital structure on an ongoing basis and have expanded our financial resources in recent years. We believe that we have sufficient capital resources to fund our planned operations. As of December 31, 2019, we had approximately $0.9 billion of borrowing availability under our revolving credit facility, with aggregate borrowing commitments of $1.75 billion under our senior secured credit facility and $400 million of 4.875% senior notes due 2023. We may consider opportunities to borrow additional funds, or to refinance, repurchase or retire outstanding debt or repurchase shares as part of our ongoing capital structure evaluation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Financial Condition, Liquidity and Capital Resources,” for details pertaining to our debt instruments and share repurchase activities.
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
Build. We build infrastructure projects for customers across a range of industries. We specialize in building underground and overhead distribution systems, including trenches, conduits, cell towers, cable and power lines, which provide wireless and wireline/fiber communications; natural gas, crude oil and refined product transport pipelines; electrical power generation, transmission and distribution systems; power generation infrastructure, including renewable energy; heavy industrial plants; compressor and pump stations and treatment plants; water and sewer infrastructure, including water pipelines; and other civil construction infrastructure.

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
Customers
We have longstanding relationships with many customers, and often provide services under master service and other service agreements, which are generally multi-year agreements. Our master service agreements are typically exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is usually generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice. For the years ended December 31, 2019, 2018 and 2017, 36%, 35% and 36%, respectively, of our revenue was derived from projects performed under master service and other service agreements.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We expect to realize approximately 80% of our estimated year end 2019 backlog in 2020. The following table presents 18-month estimated backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	December 31, 2019	September 30, 2019	December 31, 2018
Communications	$4,228	$3,968	$4,276
Oil and Gas	1,929	2,109	2,125
Electrical Transmission	512	457	610
Power Generation and Industrial	1,289	988	678
Other	1	1	1
Estimated 18-month backlog	$7,959	$7,523	$7,690
Approximately half of our backlog as of December 31, 2019 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays or cancellations, regulatory or other delays and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is not a term recognized under accounting principles generally accepted in the United States (“U.S. GAAP”); however, it is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference. As of December 31, 2019, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $3.0 billion of estimates of future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately

$0.3 billion of remaining performance obligations in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2020 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $1.7 billion of estimates of future revenue under master service and other service agreements that is included within the related backlog estimate.
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
Competition
Our industry is highly competitive and highly fragmented. We compete with a number of companies in the markets in which we operate, ranging from small local independent companies to large national firms, including Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Jacobs Engineering Group Inc., Primoris Services Corporation, Pike Electric, Inc., Bechtel Corporation, D.H. Blattner & Sons, Inc., M.A. Mortenson Company, Black & Veatch and Nexius.
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
Employees
For the twelve month period ended December 31, 2019, we had an average of approximately 21,000 employees, of which approximately 3,100 were represented by unions or were subject to collective bargaining agreements. The number of union employees employed at a given time, and the plans in which they participate, varies depending upon the location and number of ongoing projects and the need for union resources in connection with those projects.
We hire employees from a number of sources, including our industry, trade schools, colleges and universities. Our primary sources for employees include promotion from within, team member referrals, direct recruiting and various forms of advertising, including social media. We attract and retain employees by offering competitive salaries, technical training opportunities, bonus opportunities, stock ownership, employee incentive programs and a comprehensive benefits package. We believe that our team culture, along with our focus on employee training and career development helps us to attract and retain employees. Our employees participate in ongoing educational programs, many of which are internally developed, to enhance their technical and management skills through classroom and field training. We provide opportunities for promotion and mobility within our organization, which we also believe helps us to retain our employees. We believe we have good employee relations.
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
We derive a substantial portion of our revenue from customers in industries that are subject to consolidation, rapid changes in technology, changing consumer demands and governmental regulation. Consolidation of any of our customers, or groups of our customers, could result in the loss of customers or could affect customer demand for the services we provide. Many of our customers face stringent regulatory and environmental requirements and permitting processes, including governmental regulations and policies. Regulatory requirements pertaining to permitting could result in project cancellations or deferrals of projects, which could materially affect demand for our services. The industries we serve are also subject to effects of environmental regulation, climate change initiatives and political or social activism, any of which could result in reduced demand for our services and/or delays or cancellations of current or planned future projects. Additionally, technological advances in the markets we serve could render existing projects or technologies uncompetitive or obsolete. Such changes in technology or our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve could reduce demand for our services. Any of the above factors could have a material adverse effect on our results of operations, cash flows and liquidity.
Unfavorable market conditions, market uncertainty and/or economic downturns could reduce capital expenditures in the industries we serve or could adversely affect our customers, which could result in decreased demand for the services we provide or impair our customers’ ability to pay for our services.
We continually monitor our customers’ industries and their relative health compared to the economy as a whole because we have in the past been negatively affected by economic downturns. Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy and the economies of the countries in which we operate. Unfavorable market conditions, market uncertainty and/or economic downturns could have a negative effect on demand for our customers’ services or the profitability of their services. Our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects during economic downturns. Uncertain or adverse economic conditions could reduce the availability of debt or equity financing for our customers, which could reduce their capital spending and/or result in project cancellations or deferrals. Any of these conditions could materially and adversely affect our results of operations, cash flows and liquidity, and could add uncertainty to our backlog determinations.
The oil and gas markets have historically been volatile and are likely to continue to be volatile. Oil and gas prices are subject to large fluctuations in response to changes in supply and demand, as well as market uncertainty and a variety of other factors that are beyond our control. Demand for pipeline construction services is sensitive to the level of activity in the oil and gas industry as well as industrial and utility customer demand. Other economic factors, such as reductions in new housing starts, can also negatively affect demand for our services, in particular for “last mile” infrastructure services, including for communications infrastructure, electrical utility transmission and grid connection and pipeline construction services. Additionally, an economic downturn could adversely affect our communications and customer fulfillment customers if services are ordered at a reduced rate, or not at all. A decrease in demand for the services we provide from any of the above factors, among others, could materially and adversely affect our results of operations, cash flows and liquidity.
An impairment of the financial condition of one or more of our customers due to economic downturns could hinder their ability to pay us on a timely basis. In the past, we incurred significant losses from customers who filed for bankruptcy or experienced financial difficulties following a general economic downturn, in which certain industry factors worsened the effect of the overall economic downturn on those customers. In difficult economic times, some of our clients may find it difficult to pay for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could negatively affect our cash flows and liquidity. If a client fails to pay us on a timely basis or defaults in making payments on a project for which we have devoted significant resources, it could materially and adversely affect our results of operations, cash flows and liquidity.

Our industry is highly competitive, which could reduce our market share and harm our financial performance.
Our industry is highly fragmented, and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing and prospective customers that employ in-house personnel to perform some of the services we provide, which could reduce the amount of services our customers request us to perform. There are relatively few barriers to entry into certain of the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become a competitor. Most of our customers’ work is awarded through bid processes, and our project bids may not be successful. Our results of operations, cash flows and liquidity could be materially and adversely affected if we are unsuccessful in bidding for projects or renewing our master service agreements, or if our ability to win such projects or agreements requires that we accept lower margins.
Risks Related to Our Business
Our failure to properly manage projects, or project delays, could result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.
Certain of our engagements involve large-scale, complex projects that may occur over extended time periods. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself, including the timely deployment of appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from failure to timely obtain permits or rights-of-way or to meet other regulatory requirements, weather-related delays and governmental, market, political and other factors, some of which are beyond our control, could result in cancellations or deferrals of project work, which could lead to a decline in revenue, or, for project deferrals, could cause us to incur costs for standby pay, and could lead to personnel shortages on other projects scheduled to commence at a later date.
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
We derive a significant portion of our revenue from fixed price master service and other service agreements. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than what we estimated. We also enter into contracts for specific projects or jobs that require the installation or construction of an entire infrastructure system or specified units within an infrastructure system, many of which are priced on a fixed price or per unit basis. If actual costs to complete a project exceed our original estimates, our profitability will be reduced. Additionally, if estimated costs to complete the remaining work for a project exceed the expected revenue to be earned, the full amount of such expected loss is recognized in the period the loss is determined. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors could negatively affect these estimates, including changes in expected productivity levels, conditions at work sites differing materially from those anticipated at the time we bid on the contract and higher than expected costs of labor and/or materials. These variations, along with other risks inherent in performing fixed price contracts, could cause actual project results to differ materially from our original estimates, which could result in lower margins than anticipated, or losses, which could reduce our profitability, cash flows and liquidity.
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
Our business is concentrated among relatively few customers, and a substantial proportion of our services are provided on a non-recurring, project-by-project basis. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers reduce the amount of business they provide to us and/or elect to perform the work that we provide using in-house service teams. In addition, our results of operations, cash flows and liquidity could be negatively affected if we complete the required work on non-recurring projects and cannot replace them with similar projects. Many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively affect our results of operations, cash flows and liquidity. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies, Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies for revenue concentration information.
Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and is, therefore, an uncertain indicator of future operating results.
Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. A significant portion of our 18-month backlog is attributable to master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed under contracts for specific projects. Backlog amounts are determined based on estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have experienced postponements, cancellations and reductions in expected future work due to changes in our customers’ plans, market volatility, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.
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
Our business is seasonal and affected by the spending patterns of our customers as well as weather conditions and natural catastrophes, which exposes us to variations in quarterly results.
Some of our customers reduce their expenditures and work order requests towards the end of the calendar year. In addition, adverse weather conditions, particularly during the winter season, can affect our ability to perform outdoor services in certain regions of North America. As a result, we generally experience reduced revenue in the first quarter of each calendar year. Natural catastrophes such as hurricanes or other severe weather, wildfires or flooding could affect our ability to perform outdoor services or utilize equipment and crews in affected regions. These events, as well as global economic effects resulting from concerns over infectious diseases or other health issues, could also have an effect on demand for our services which could negatively affect our results of operations, cash flows and liquidity.
Acquisitions and investments involve risks that could negatively affect our operating results, cash flows and liquidity.
We have made, and may continue to make, strategic acquisitions and investments. Acquisitions may expose us to operational challenges and risks, including:

•
the ability to profitably manage the acquired business or successfully integrate the operations, internal controls and procedures, financial reporting and accounting systems of the acquired business into our business;

•	increased indebtedness and contingent earn-out obligations;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or other unforeseen difficulties;

•	the expense of integrating acquired businesses;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s attention; and

•	the ability to retain or hire qualified personnel required for expanded operations.
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
We have significant amounts of long-lived assets, goodwill and intangible assets. When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including anticipated future liabilities, over the estimated fair value of the net assets of the acquired business. We periodically review the carrying values of goodwill and intangible assets to determine whether such carrying values exceed their fair market values. Declines in the profitability of individual reporting units due to economic or market conditions or otherwise, as well as adverse changes in financial, competitive and other conditions, or other adverse changes in the key valuation assumptions contributing to the estimated fair value of our reporting units, could adversely affect the estimated fair values of the related reporting units, which could result in an impairment of the recorded balances of goodwill or intangible assets. See Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional details. Changes in economic and capital market conditions, as well as the operating performance of our reporting units, could result in future impairment charges, which could adversely affect our financial condition and operating results.
Our financial results are based, in part, upon estimates and assumptions that may differ from actual results. In addition, changes in accounting principles may cause unexpected fluctuations in our reported financial information.
In preparing our consolidated financial statements in conformity with U.S. GAAP, management makes a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference, for details of key estimates. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.
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
Many of our customers are highly regulated. New regulations, or changes to existing regulations, could adversely affect demand for our services and/or the profitability of those services.

Most of our communications customers are regulated by the FCC, and our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”), among others. In addition, our utility customers are regulated by state public utility commissions. These agencies could change their interpretation of current regulations and/or may impose additional regulations. Interpretative changes or new regulations having an adverse effect on our customers and/or the profitability of the services they provide could reduce demand for our services, which could adversely affect our results of operations, cash flows and liquidity.
Additionally, various federal, state, local, or foreign legislative and regulatory initiatives have been undertaken that could result in additional requirements or restrictions being imposed, including for drilling and completion operations. Future regulations or restrictions that might be adopted could lead to operational delays and increased operating costs for our customers in the oil and gas industry, which could result in reduced capital spending and/or delays or cancellations of future oil and gas infrastructure projects that could materially and adversely affect our results of operations, cash flows and liquidity.
We rely on information, communications and data systems in our operations. Systems and information technology interruptions and/or data security breaches could adversely affect our ability to operate, and/or our operating results or could result in harm to our reputation.
We are heavily reliant on computer, information and communications technology and related systems in order to operate. We also rely, in part, on third-party software and information technology to run certain of our critical accounting, project management and financial information systems. From time to time, we experience system interruptions and delays. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to deploy software and hardware, gain access to, or effectively maintain and upgrade our systems and network infrastructure and/or take other steps to improve and otherwise protect our systems. In addition, our information technology and communications systems and our operations could be damaged or interrupted by cyber attacks and/or physical security risks, including from natural disasters, power loss, telecommunications failures, intentional or inadvertent user misuse or error, failures of information technology solutions, computer viruses, malicious code, ransomware attacks, acts of terrorism and physical or electronic security breaches, including breaches by computer hackers, cyber-terrorists and/or unauthorized access to or disclosure of our and/or our employees’ or customers’ data. Furthermore, such unauthorized access or cyber attacks could go unnoticed for some period of time.
These events, among others, could cause system interruptions, delays and/or the loss or release of critical or sensitive data, including the unintentional disclosure of customer, employee or our information, and could delay or prevent operations, including the processing of transactions and reporting of financial results or cause processing inefficiency or downtime, all of which could have a material adverse effect on our business, results of operations and financial condition and could harm our reputation and/or result in significant costs, fines or litigation. Similar risks could affect our customers, subcontractors or suppliers, indirectly affecting us.
While we have security, internal control and technology measures in place to protect our systems and network, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or other security failure, and someone obtains unauthorized access to our or our employees’ or customers’ information, our reputation could be damaged, our business may suffer and we could incur significant liability, or, in some cases, we may lose access to our business data. In the ordinary course of business, we have been targeted by malicious cyber-attacks, although our systems have been sufficiently resilient to prevent disruption of our operations; however, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, our current or future defenses may not be adequate to protect against new or revised techniques. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, while we maintain insurance policies that we consider to be adequate, our coverage may not specifically cover all types of losses or claims that may arise.
In addition, the unauthorized disclosure of confidential information and current and future laws and regulations governing data privacy, including the California Consumer Privacy Act and the European Union’s General Data Protection Regulation, may pose complex compliance challenges and/or result in additional costs. A failure to comply with such laws and regulations could result in penalties, fines and/or legal liabilities and/or harm our reputation. The continuing and evolving threat of cyber attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements could require significant additional resources and/or cause us to incur significant costs, which could have an adverse effect on our results of operations and cash flows.
We regularly evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our information technology environment, to stay current on vendor supported products and to improve the efficiency and scope of our systems and information technology capabilities. The implementation of new systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention, and/or causing delays or difficulties in transitioning to new systems. In addition, our system implementations may not result in productivity improvements at the levels anticipated. System implementation disruptions and/or any other information technology disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business.
In the ordinary course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.
From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. We may also be subject to litigation in the normal course of business involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our joint venture partners, equity investments, customers or other third parties.

Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages. We reassess our potential liability for litigation and contingencies as additional information becomes available and adjust our accruals as necessary. We could experience a reduction in our profitability and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, or if our insurance coverage proves to be inadequate or becomes unavailable, or if our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business and cause us to incur significant expenses, any of which could have a material adverse effect on our business, results of operations or financial condition.
Our business is subject to operational and physical hazards that could result in substantial liabilities and weaken our financial condition.
Our business is subject to operational hazards due to the nature of services we provide and the conditions in which we operate, including electricity, fires, explosions, mechanical failures and weather-related incidents. Construction projects undertaken by us expose our employees to electrical lines, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services. In addition, if serious accidents or fatalities occur, or if our safety records were to deteriorate, we may be restricted from bidding on certain work or obtaining new contracts, and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover, an increase the costs of our projects or harm our ability to perform under our contracts or enter into new customer contracts, all of which could materially adversely affect our revenue, profitability and liquidity.
Our failure to comply with the regulations of OSHA, the U.S. DOT and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.
OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future, including, in extreme cases, criminal sanctions.
Our service activities involve a high degree of operational risk, and while we invest substantial resources in occupational health and safety programs, there can be no assurance that we will avoid significant liability. Although we have taken what we believe to be appropriate precautions, we have had employee injuries and fatalities in the past, and may suffer additional injuries or fatalities in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations. From time to time, we have received notice from the DOT that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we were not able to successfully resolve such issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.
We are subject to risks associated with climate change.
In recent years, there has been an increased focus on climate change, greenhouse gas and other emissions and other potential damage to the environment caused by human activities. The potential effects of climate change on our operations is highly uncertain. Climate change may result in, among other things, an increase in extreme weather events, such as floods, hurricanes, wildfires, rising sea levels and limitations on water availability and quality. Extreme weather conditions could limit the availability of resources, increase the costs of our projects, or could cause projects to be delayed or canceled. Our operating results are significantly influenced by weather. Therefore, major changes in weather patterns could have a significant effect on our future operating results. For example, if climate change results in a significant increase in adverse weather conditions in a given period, we could experience reduced productivity, which could negatively affect our revenue and profitability. Climate change could also affect our customers and the projects they award. Demand for power projects, underground pipelines or other projects could be negatively affected by significant changes in weather or from legislation or regulations governing climate change. Additionally, legislative and/or regulatory responses related to climate change could affect the availability of goods, increase our costs or otherwise negatively affect our operations. Reductions in project awards, increases in costs related to climate change and climate change regulations could have a material adverse effect on our results of operations, cash flows and liquidity.
The renewable energy industry is partially reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our services.
The renewable energy industry has historically been reliant on tax incentives, which have spurred investment in renewable energy facilities. These tax incentives typically have a finite duration, creating uncertainty for developers of renewable energy facilities, which may adversely affect investment in them and, accordingly, demand for our services. We cannot predict the effect that current or future tax incentive legislation and/or expiration or extension of these incentives will have on demand for our services. Currently, there are certain federal tax incentives applicable to renewable energy projects, which are expected to be phased out beginning in 2021. In order to qualify for these tax credits, construction must begin before the end of 2020 and the project must be placed in service prior to the end of 2024. Any future efforts to extend or renew the existing tax incentives are uncertain, and if extended or renewed, the provisions related to such extensions or renewals may not be as favorable as those that currently exist, which could materially and adversely affect demand for our services, results of operations, cash flows and liquidity.
If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.
Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. At times of low unemployment, it can be difficult for us to find qualified and affordable personnel. We may be unable to hire and retain a sufficiently skilled labor force necessary to support our operating requirements and growth strategy. Our labor and training expenses may increase as a result of a shortage in the supply of skilled personnel. We may not be able to pass these expenses on to our customers, which could adversely affect our profitability. Additionally, our business is managed by a number of key executive and operational officers, many of whom have extensive industry experience, and is dependent upon retaining and recruiting qualified management to execute our business strategy. Labor shortages, increased labor or training costs, or the loss of key personnel could materially adversely affect our results of operations, cash flows and liquidity.
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
We also rely on suppliers to obtain the necessary materials for certain projects, and on equipment manufacturers and lessors to provide us with the equipment we require to conduct our operations. Although we are not dependent on any single supplier, equipment manufacturer or lessor, any substantial limitation on the availability of suppliers or equipment, including from economic or market conditions, could negatively affect our operations. If we cannot acquire sufficient materials or equipment, it could materially and adversely affect our results of operations, cash flows and liquidity.
Our participation in strategic arrangements, including joint ventures and equity investments, exposes us to numerous risks.
We have certain strategic arrangements, including joint ventures and equity investments, which provide us the opportunity to combine our skills and resources with those of others to allow for the performance of particular projects for which we do not control the day-to-day operations. The success of these arrangements depends, in large part, on whether our partners satisfy their contractual and performance obligations. In certain of these arrangements, we and our partners are jointly and severally liable for liabilities and obligations of the entity or joint venture. If one of our partners fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the projects could be terminated, which could result in legal liability, harm our reputation and/or impair our ability to participate in future investment and project opportunities, all of which could materially adversely affect our results of operations, cash flows and liquidity. In the past, we have incurred losses from our equity investments. We also could be subject to a write-down of a portion or all of the net investment related to such arrangements. Market or other conditions, such as the inability of an entity in which we have invested to complete certain transactions, could subject us to a loss of some or all of the value of our investment. See Note 14 - Commitments and Contingencies and Note 4 - Fair Value of Financial Instruments in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information.
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
Although we are effectively self-insured for substantially all claims because most claims against us do not exceed the deductibles under our insurance policies, there can be no assurance that our insurance coverages will be sufficient under all circumstances, or against all claims or liabilities to which we may be subject. We actuarially determine any liabilities for unpaid claims and associated expenses, including losses incurred but not reported, and reflect the present value of those liabilities on our balance sheet. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury, the determination of our liability in proportion to other parties’ liability, the number of incidents not reported and the effectiveness of our safety programs. If our insurance costs exceed our estimates of insurance liabilities, or if our insurance claims increase, or if our insurance coverage proves to be inadequate or becomes unavailable, we could experience increased exposure to risk and/or a decline in profitability and liquidity.
Changes to renewable portfolio standards and decreased demand for renewable energy projects could negatively affect our results of operations, cash flows and liquidity.
We build renewable energy infrastructure, including wind, solar and other renewable energy facilities. The development of renewable energy facilities is dependent upon federal tax credits, the existence of renewable portfolio standards and other tax or state incentives. Renewable portfolio standards are state specific statutory provisions requiring that electric utilities generate a certain amount of electricity from renewable energy sources or devote a certain portion of operational/development capacity to renewable energy sources. Additionally, certified renewable energy generators earn certificates for every megawatt hour of electricity they produce and can sell these along with their electricity to their customers. In the past, these standards have spurred growth in the renewable energy industry and demand for renewable energy infrastructure construction services. Renewable energy project revenue, however, has been, and in the future is expected to continue to be, highly volatile. Renewable portfolio standards or goals have been adopted in many states. Elimination of, or changes to, existing renewable portfolio standards or similar environmental policies could negatively affect demand for our services. Additionally, renewable energy can be more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and not viable unless connection to the grid is economically feasible. Furthermore, funding for renewable energy initiatives may not be available, particularly during periods of tight credit markets. These factors could result in fewer renewable energy projects than anticipated or a delay in the timing of construction of these projects and the related infrastructure, which would negatively affect demand for our services.
Warranty claims resulting from our services could have a material adverse effect on our business.
We generally warrant the work we perform for a one- to two-year period following substantial completion of a project, subject to further extensions of the warranty period following repairs or replacements. Warranty claims have historically not been material, but such claims could potentially increase. If warranty claims occur, we could be required to repair or replace warrantied items, or, if our customers elect to repair or replace the warrantied item using the services of another provider, we could be required to pay for the cost of the repair or replacement. Additionally, while we generally require that the materials provided to us by suppliers have warranties consistent with those we provide to our customers, if any of these suppliers default on their warranty obligations to us, we could incur costs to repair or replace the defective materials for which we are not reimbursed. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.
Certain of our businesses have employees who are represented by unions or are subject to collective bargaining agreements. The use of a unionized workforce and any related obligations could adversely affect our operations.
Certain of our employees are represented by labor unions and collective bargaining agreements. Although all such collective bargaining agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur despite the terms of these agreements. Strikes or work stoppages could adversely affect our relationships with our customers and cause us to lose business. Additionally, as current agreements expire, the labor unions may not be able to negotiate extensions or replacements on terms favorable to their members, or at all, or avoid strikes, lockouts or other labor actions that could affect their members. Therefore, we cannot assure you that new agreements will be reached with employee labor unions as existing contracts expire, or on desirable terms. Any action against us relating to the union workforce we employ could have a material adverse effect on our liquidity, cash flows and results of operations.
Our participation in multiemployer pension plans may subject us to liabilities that could materially and adversely affect our liquidity, cash flows and results of operations.
Substantially all of our union and collective bargaining agreements require us to participate with other companies in multiemployer pension plans. To the extent that U.S.-registered multiemployer pension plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), may subject us to substantial liabilities in the event of a complete or partial withdrawal from, or upon termination of, such plans. We currently contribute, and in the past have contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. In addition, the Pension Protection Act of 2006, as amended, requires pension plans that are underfunded to improve their funding ratios within prescribed intervals based on their level of underfunding, under which benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose on the employers contributing to such plans a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency.
Based upon the information available to us from plan administrators as of December 31, 2019, several of the multiemployer pension plans in which we participate are underfunded and, as a result, we could be required to increase our contributions, including in the form of a surcharge on future benefit contributions, or increased contributions on underfunded plans. The amount we may be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans. We do not have plans to withdraw from, and are not aware of circumstances that would reasonably lead to material claims against us in connection with the multiemployer pension plans in which we participate. There can be no assurance, however, that we will not be assessed liabilities in the future. Withdrawal liabilities, requirements to pay increased contributions and/or excise taxes in connection with any of the multiemployer pension plans in which we participate could negatively affect our cash flows, liquidity and results of operations.

Our existing operations in international markets, or expanding into additional international markets, may not be successful and could expose us to risks, including failure to comply with the U.S. Foreign Corrupt Practices Act and/or similar anti-bribery laws, which could harm our business and prospects.
We derive a portion of our revenue from international markets, and we may further expand the volume of international services we provide, as well as the foreign geographic territories in which we operate. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for foreign revenue information. Our foreign operations are presently conducted primarily in Canada, but we have performed work in various other foreign countries, and the revenue we derive from, or the number of countries in which we operate, could expand in the future. Economic conditions, including those resulting from wars, geopolitical shifts, civil unrest, acts of terrorism and other conflicts, or volatility in the global markets could adversely affect our foreign customers, their demand for our services and/or their ability to pay for our services. In addition, there are numerous risks inherent in conducting business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, including evolving consumer protection and data use and security standards, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate and reinvest earnings, political, economic and social conditions in foreign countries, tariffs and duties, and complex U.S. and foreign laws and treaties, including taxation laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to foreign customers or to operate our international businesses profitably, and our overall business and results of operations could be negatively affected by our foreign activities.
The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws. Further our subcontractors, agents and others who work for us or on our behalf are expected to comply with the FCPA and other anti-bribery laws. There is no assurance that our employees and agents will comply with the FCPA, or that anti-bribery laws will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and/or intermediaries. If we are found to be liable for FCPA violations, either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, we could incur severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management.
We are subject to foreign exchange and currency risks that could adversely affect our operations and our ability to reinvest earnings from operations. In addition, our ability to mitigate our foreign exchange risk through hedging transactions may be limited.
We generally attempt to denominate our contracts in U.S. dollars or in the currencies of our costs. We have, and could in the future enter into contracts or service arrangements in foreign locations that are denominated in currencies other than the U.S. dollar, subjecting us to currency risk exposure, particularly when the contract revenue is denominated in a currency different from the contract costs. Certain portions of our consolidated revenue and operating expenses are in foreign currencies. As a result, we are subject to foreign currency risks, including risks resulting from changes in foreign exchange rates and limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.
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
Regulatory changes and/or reforms, such as the phase-out of the London Inter-bank Offered Rate (“LIBOR”), which is expected to occur by 2021, could lead to additional volatility in interest rates for our variable rate debt and other unpredictable effects. While our material financing arrangements indexed to LIBOR have procedures for determining an alternative base rate, such alternative base rate could perform differently than the current LIBOR-indexed rate and could result in an increase in the cost of our variable rate indebtedness, which could negatively affect our results of operations and cash flows.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Internal control over financial reporting may not prevent or detect misstatements due to inherent limitations in internal control systems. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation, harm our reputation, and/or adversely affect the market price of our common stock.
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
We grow our business organically as well as through acquisition. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of equity securities. For certain acquisitions, we have the option to issue shares of our common stock instead of paying cash for the related earn-out obligations. Such issuances could dilute our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145.0 million shares of common stock, of which approximately 76.6 million shares were outstanding as of December 31, 2019.
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

•	increasing interest expense on variable rate indebtedness, including borrowings under our credit facility;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•	preventing us from paying dividends.
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
The market price of our common stock on the New York Stock Exchange has been volatile in recent years. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including:

•	announcements of fluctuations in our operating results or the operating results of one of our competitors;

•	market conditions in our customers' industries;

•	capital spending plans of our significant customers;

•	global and domestic energy and fuel prices;

•	announcements by us or one of our competitors of new or terminated customers or new, amended or terminated contracts;

•	announcements of acquisitions by us or one of our competitors;

•	changes in recommendations or earnings estimates by securities analysts;

•	announcements of share repurchase programs, or repurchases of our common stock under existing repurchase programs; and

•	sales of our common stock or other securities, including any shares issued in connection with business acquisitions or earn-out obligations for any past or future acquisitions.
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
Jorge Mas, our Chairman, and José R. Mas, our Chief Executive Officer, beneficially owned approximately 23% of the outstanding shares of our common stock as of December 31, 2019. Accordingly, they are in a position to influence:

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
Our operations are conducted from different locations, primarily within the United States and Canada, including our corporate headquarters located in Coral Gables, Florida. Substantially all of these properties, including our corporate headquarters, are leased facilities, none of which is material to our operations. We believe that our existing facilities are adequate for our current and planned levels of operation.

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
Holders. As of February 24, 2020, there were 1,704 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
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
Issuer Purchases of Equity Securities. During the year ended December 31, 2019, we repurchased a total of 15,100 shares of our common stock under our share repurchase programs. See Note 11 - Equity, which is incorporated by reference, for additional information pertaining to our share repurchase programs.
The following table provides information about repurchases of our common stock during the three month period ended December 31, 2019:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (b)
October 1 through October 31	—	$—	—	$128,846,586
November 1 through November 30	156	$71.96	—	$128,846,586
December 1 through December 31	—	$—	—	$128,846,586
Total	156		—

(a)	Reflects shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs.

(b)
As of December 31, 2019, the remaining amount available for share repurchases includes $28.8 million under our $150 million share repurchase program that was publicly announced on September 11, 2018, and the full amount of our $100 million share repurchase program that was publicly announced on December 21, 2018.

Performance Graph
The performance graph below compares the cumulative five year total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (“S&P 500”), and with that of our peer group, which is composed of Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Jacobs Engineering Group Inc. and Primoris Services Corporation. The graph assumes that the value of the investment in our common stock, as well as that of the S&P 500 and our peer group, was $100 on December 31, 2014 and tracks it through December 31, 2019. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index, and a Peer Group
*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

As of December 31,	2014	2015	2016	2017	2018	2019
MasTec, Inc.	$100.00	$76.87	$169.17	$216.50	$179.39	$283.77
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Peer Group	$100.00	$92.64	$131.63	$155.74	$120.78	$167.87

ITEM 6.	SELECTED FINANCIAL DATA
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

	For the Years Ended December 31,
	2019 (a)	2018 (b)	2017 (c)	2016	2015 (d)
	(in millions, except per share amounts)
Statement of Operations Data
Revenue	$7,183.2	$6,909.4	$6,607.0	$5,134.7	$4,208.3
Costs of revenue, excluding depreciation and amortization	$6,070.2	$5,939.3	$5,745.3	$4,442.1	$3,721.3
Net income (loss) from continuing operations	$394.1	$259.2	$348.9	$134.0	$(79.7)
Net income (loss) attributable to MasTec, Inc.	$392.3	$259.7	$347.2	$131.3	$(79.1)
Earnings (loss) per share from continuing operations:
Basic	$5.22	$3.30	$4.29	$1.63	$(0.98)
Diluted	$5.17	$3.26	$4.22	$1.61	$(0.98)

(a)
Our 2019 results include $3.3 million of pre-tax intangible asset impairment charges. See Note 3 - Goodwill and Other Intangible Assets in the notes to the consolidated financial statements, which is incorporated by reference, for additional information.

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

(d)	Our 2015 results include $78.6 million of pre-tax goodwill and intangible asset impairment charges.

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Balance Sheet Data
Working capital	$954.4	$885.4	$888.5	$562.5	$377.2
Property and equipment, net	$905.8	$747.8	$706.5	$549.1	$558.7
Total assets	$4,997.0	$4,440.0	$4,066.6	$3,183.1	$2,927.3
Total debt	$1,432.5	$1,406.9	$1,368.6	$1,026.0	$1,010.3
Total equity	$1,791.7	$1,392.0	$1,433.4	$1,103.6	$943.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Recent acquisitions. During the year ended December 31, 2019, we completed six acquisitions, one of which specializes in water infrastructure for pipeline companies and is included within our Oil and Gas segment, four of which are included within our Communications segment, including a wireline/fiber deployment construction contractor and a telecommunications company specializing in a broad range of end-to-end wireless telecommunications solutions, and one of which specializes in construction projects in the power industry and is included in our Power Generation and Industrial segment. During the year ended December 31, 2018, we completed two acquisitions, including a construction management firm specializing in steel building systems and a wind turbine services company, both of which are included in our Power Generation and Industrial segment. For additional information, see Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference.
Economic, Industry and Market Factors
We closely monitor the effects of changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, including (i) changes to our customers’ capital spending plans; (ii) new or changing regulatory requirements or other governmental policy changes or uncertainty; (iii) economic, market or political developments; (iv) mergers and acquisitions among the customers we serve; (v) changes in technology, tax and other incentives; and (v) access to capital for customers in the industries we serve. Availability of transportation and transmission capacity and fluctuations in market prices for oil, gas and other fuel sources can also affect demand for our services, in particular, on pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industry, can result in lower bids and lower profit on the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
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
Other Income or Expense. Other income or expense consists primarily of gains or losses from sales, disposals of, or changes in estimated recoveries from assets and investments, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals and certain purchase accounting adjustments.
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

•	earnings per share and adjusted earnings per share, as defined in our non-U.S. GAAP financial measures discussion;

•	days sales outstanding, net of deferred revenue; and days payable outstanding;

•	interest and debt service coverage ratios; and

•	liquidity and cash flows.
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
Revenue Recognition
We recognize revenue from contracts with customers under Accounting Standards Codification (“ASC”) Topic 606 (“Topic 606”). Under Topic 606, revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. We primarily recognize revenue over time utilizing the cost-to-cost measure of progress on contracts for specific projects and for certain master service and other service agreements.

Contracts. We derive revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the year ended December 31, 2019, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2018. Revenue recognized for the year ended December 31, 2019 as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $58.3 million.
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
As of December 31, 2019, we included approximately $27 million of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of December 31, 2019, these change orders and/or claims were primarily related to certain projects in our Oil and Gas segment. We actively engage with our customers to complete the final approval process, and generally expect these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Business Combinations
The determination of the fair value of net assets acquired in a business combination and estimates of acquisition-related contingent consideration, which, for our acquisitions are primarily “earn-out” liabilities, requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. Fair values of earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition, or adjust the fair values, of acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Other revisions to these fair value estimates are reflected as income or expense, as appropriate. For the year ended December 31, 2019, the effect of other fair value adjustments for acquisitions was a net expense of $51 million and related to earn-out arrangements.
Significant changes in the assumptions or estimates used in the underlying valuations, including the expected profitability or cash flows of an acquired business, could materially affect our operating results in the period such changes are recognized.
Goodwill and Indefinite-Lived Intangible Assets
We have goodwill and indefinite-lived intangible assets that have been recorded in connection with our acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. We perform our annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, and on a quarterly basis, we monitor these assets for potential indicators of impairment. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment, or one level below the operating segment, which is referred to as a component. We combine all of the components of our Electrical Transmission operating segment into one reporting unit and combine two of the components within our Power Generation and Industrial operating segment into one reporting unit. All of our other components each comprise one reporting unit.
Following is a summary of goodwill and indefinite-lived intangible assets by segment as of December 31, 2019:

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total
Goodwill (in millions)	$541.3	$377.6	$149.9	$152.6	$1,221.4
Percentage of total	44.3%	30.9%	12.3%	12.5%	100.0%
Indefinite-lived intangible assets (in millions)	$0.2	$41.4	$31.3	$34.5	$107.4
Percentage of total	0.2%	38.5%	29.1%	32.1%	100.0%
For the year ended December 31, 2019, we performed a qualitative assessment for our goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
Based on the results of the qualitative assessments for the year ended December 31, 2019, we performed quantitative testing for (i) three reporting units within our Oil and Gas operating segment and (ii) one reporting unit in the Communications segment. We also performed quantitative testing during 2019 for an indefinite-lived pre-qualification intangible asset in our Oil and Gas operating segment. Factors considered by management in determining the reporting units and indefinite-lived pre-qualification intangible assets for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, success rates on new project awards and levels of operating activity.
For the reporting units for which quantitative testing was performed, we estimated their fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. Significant assumptions used in testing the reporting units included terminal values based on terminal growth rates of 3.0%, five to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 13.0% to 16.0%. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of our reporting units and within our industry.
Based on the results of the quantitative assessment, the estimated fair values of the reporting unit within our Communications operating segment and one of the reporting units within our Oil and Gas operating segment were determined to substantially exceed their carrying values. The remaining two reporting units in our Oil and Gas operating segment, each of which had approximately $15 million of goodwill, had estimated fair values that exceed their respective carrying values by approximately 15.0%. A 100 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values.
For the indefinite-lived pre-qualification intangible asset for which quantitative testing was performed, we estimated the fair value of the intangible asset using a cost methodology, incorporating estimates of the opportunity cost associated with the asset’s loss based on discounted cash flows over a four-year period. The impairment test incorporated an estimated discount rate of 13.0%. Based on the results of the quantitative assessment, the estimated fair value of the indefinite-lived pre-qualification intangible asset in our Oil and Gas operating segment was determined to be less than its carrying value and a pre-tax, non-cash impairment charge of $3.3 million was recorded for the difference. This indefinite-lived pre-qualification intangible asset had a carrying value of $41.4 million remaining as of December 31, 2019.
As of December 31, 2019, we believe that the recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in future periods.
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
In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based on our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements.
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
Litigation and Contingencies
Accruals for litigation and contingencies are based on our assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, we reassess potential liabilities related to pending claims and litigation and may revise previous estimates, which could materially affect our results of operations in a given period.
2020 Outlook
We expect market opportunities in the following areas, as more fully described in Item 1. Business above:
Opportunities in our Communications Segment. Significant advances in technology and rapid innovation in service offerings to data consumers continue to increase demand for faster and more reliable wireless and wireline/fiber communications network services. As a result of increased usage of mobile devices, combined with advancements in the IoT, the amount of data affecting network traffic is expected to experience significant and accelerating levels of future growth. In response to these growing demands, CSPs are expanding, densifying and optimizing current wireless and wireline/fiber communications network capacity, while initiating a build-out of 5G infrastructure, the next generation of wireless and fixed wireless network capacity. Large scale 5G deployments, which are expected over the next several years, will include additional and improved tower capacity, as well as deployment of numerous higher bandwidth small/micro cells and distributed antenna systems to densify network performance. In addition, nationwide fiber projects in support of 5G technologies, such as Verizon’s ‘One Fiber’ program, continue to expand to support network densification, data capacity and speed. We believe that the initiation of nationwide 5G tower deployments, deployment of small/micro cells, initiation of fiber projects to support 5G, initial deployment and subsequent capacity additions to FirstNetTM, as well as an expected increase in activity levels for various nationwide CSPs subsequent to expected industry merger activity, will lead to significant increases in 5G telecommunications capital expenditures over multiple years.
Leveraging our expertise in home installation and our existing network of technicians, we believe that we will also benefit from opportunities driven by customers seeking to expand their service offerings in the areas of home automation, connected home security monitoring and control, home entertainment offerings and commercial energy management solutions. We believe that opportunities for installation and maintenance of both Smart City and smart home technologies will over time provide our install-to-the-home group opportunities for future growth, providing an offset to declining trends in subscribership for satellite TV.
We believe that we are well-positioned, as one of the largest providers of communications infrastructure services, to substantially benefit from the expected multi-year significant and broad opportunities in the telecommunications market as previously described. These initiatives are expected to drive communications infrastructure investment, as reflected in our strong level of Communications segment backlog as of December 31, 2019.
Opportunities in our Oil and Gas Segment. We are one of the largest pipeline contractors in North America, with a balanced portfolio of service offerings, including union and non-union services, for the construction and maintenance of large diameter (“long-haul”) pipeline, midstream pipeline, gathering lines and related compressor and pumping stations and treatment plants. Demand for pipeline infrastructure and the related level of oil, natural gas and product pipeline construction activity has grown significantly in recent years as technological advances and increasingly cost-effective drilling, completion and production have significantly increased producible North American oil and natural gas reserves. The effect of these advances on oil and gas production activities in North America has also driven changes in the geographic locations of North American energy production. The increase in oil and natural gas production across multiple basins, such as the Permian, Bakken and Marcellus/Utica basins, has led the industry to initiate actions to address ‘takeaway’ capacity issues, whereby more pipeline infrastructure is required to move production to market. As a result, construction of additional pipeline capacity across multiple basins and throughout the U.S. is underway and in plans for future development to improve available distribution and reduce transportation costs.
According to the DOE’s Short-Term Energy Outlook 2020, the U.S., which was already a net exporter of natural gas, also became a net exporter of oil for the first time since the early twentieth century. Additionally, industry reporting indicates that the abundance of low-cost North American natural gas will continue to drive growth of natural gas as a source of lower-carbon power generation, both in the U.S. and abroad. Additionally, in recent years, demand for LNG exports has risen dramatically, driven in part by the easing of certain export regulations, which is expected to drive construction of pipeline infrastructure for the transport of LNG to coastal export facilities in North America.
These trends are expected to continue to drive demand for North American oil and gas production, creating opportunities for new pipeline infrastructure throughout. Significant investment in pipeline infrastructure will be required to move the increased volumes of oil and gas production to refining centers, distribution hubs, LNG export facilities and industrial users throughout North America, as well as to meet demand resulting from the desire to convert the transportation of oil and gas from traditional methods, such as truck and rail transport, to lower cost and safer pipeline infrastructure. In addition to potential opportunities in the U.S., initiatives in Mexico are expected to provide long-term growth opportunities. We anticipate that demand for pipeline infrastructure in North America will provide continued opportunities for years to come, and that our diverse capabilities and expertise will enable us to continue to be a leading service provider in this market. We also believe that future opportunities exist for upgrades to existing pipeline infrastructure, including pipeline integrity and maintenance upgrades, replacement and modernization efforts, including digitization and other technology upgrades and upgrades to address safety regulations.
We believe that the above-mentioned trends will support continued levels of project activity, continuing a multi-year cycle of demand for pipeline construction projects, and that we are well-positioned to benefit from these trends.
Opportunities in our Electrical Transmission Segment. We believe that the nation’s aging electrical grid will continue to require significant ongoing maintenance, upgrade and expansion to continue delivery of reliable and affordable power, as well as to address future grid resiliency and changing energy supply and distribution requirements. Increased investment in electrical infrastructure will be required to address power line congestion and to avoid delivery failure during peak periods, as well as to modernize the grid and strengthen aging infrastructure to withstand weather events, natural disasters and cyber threats. In addition, clean energy production trends are expected to lead to additional electric infrastructure investment, with shifting trends in power generation to cleaner energy sources, such as natural gas and renewables, while older power plants, including coal-fired and nuclear plants are retired or repurposed.
Future demand for electrical transmission and distribution infrastructure is also expected to result from grid resiliency efforts, technological advances, digitization, expected growth in usage of electric/hybrid vehicles, Smart City initiatives and the continued development of electrical power generation from renewable power sources, among others. The expected growth in demand for, and deployment of, electrical power generation from renewable energy sources will require significant investment in transmission lines, as wind and solar power generation resources are typically located in remote areas of the country, far from industrial users and major population centers.  Growth in electrical power generation from renewable sources in the U.S. will require the grid to be updated. We believe significant capital investment in the transmission and distribution system will continue to be required to support these needs. We have proven expertise in handling complex and high voltage electrical transmission projects and believe that we are well-positioned for these opportunities.
Opportunities in our Power Generation and Industrial Segment. Growing concerns with climate change, the desire to reduce greenhouse gas emissions and growing corporate initiatives for smaller, standalone distributed generation facilities, together with certain regulatory and other policy initiatives at the federal, state and municipal levels, have spurred demand for ‘clean’ energy production from sustainable power sources, including environmentally sensitive electrical power production from renewable sources such as wind, solar and biomass. Currently, almost 40 states, as well as the District of Columbia and four territories, have adopted RPS or renewable energy goals to diversify their energy resources, promote domestic energy production and encourage economic development. Renewable energy policies have helped to drive the U.S. market for wind, solar and other renewable energy sources. In addition, growing efforts to address electric grid resiliency are expected to drive growth in renewables, as utilities and their customers increasingly consider renewable microgrids combined with energy storage solutions to support critical facilities. Advancing technologies and improvements in cost and scalability of renewable energy projects are making these energy sources, particularly solar power projects, increasingly competitive. As a result, we expect these trends will continue to drive demand for construction of renewable infrastructure in the coming years.
In addition, we believe that replacement and repowering of existing wind turbines and foundations with next generation, higher efficiency turbines, as well as maintenance of aging wind farms will provide increased opportunities for wind infrastructure projects. Industrial plant construction opportunities exist in a wide variety of industries, including in the renewable energy industry, as power companies explore ways to reduce their carbon footprint. The low price and environmental advantage of cleaner burning natural gas is expected to continue to drive demand for gas-fired electrical generating plants and conversions of coal-fired power plants to natural gas. A wide variety of industries may seek to expand, convert or construct new plants to take advantage of this economical, cleaner, lower cost and lower carbon fuel source. Biofuel and biomass as alternative fuel sources also present opportunities for the renewable energy market. Industrial facilities and power plants in the biofuels/biomass, food processing, natural gas, petroleum and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.
We are one of the leading renewables contractors in North America, with expertise in wind, solar and biomass, as well as industrial and other power plant construction, and expect to benefit from these market trends.
See Item 1 “Business - Industry Trends” for additional information on the outlook for the industries we serve. Our 2020 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Form 10-K.

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

	For the Years Ended December 31,
	2019		2018		2017
Revenue	$7,183.2	100.0%	$6,909.4	100.0%	$6,607.0	100.0%
Costs of revenue, excluding depreciation and amortization	6,070.2	84.5%	5,939.3	86.0%	5,745.3	87.0%
Depreciation and amortization	235.5	3.3%	212.9	3.1%	188.0	2.8%
Goodwill and intangible asset impairment	3.3	0.0%	47.7	0.7%	—	—%
General and administrative expenses	299.5	4.2%	287.3	4.2%	275.1	4.2%
Interest expense, net	77.0	1.1%	82.6	1.2%	61.0	0.9%
Equity in earnings of unconsolidated affiliates	(27.4)	(0.4)%	(23.9)	(0.3)%	(21.3)	(0.3)%
Other expense (income), net	14.0	0.2%	(1.8)	0.0%	(13.0)	(0.2)%
Income before income taxes	$510.9	7.1%	$365.3	5.3%	$371.8	5.6%
Provision for income taxes	(116.8)	(1.6)%	(106.1)	(1.5)%	(22.9)	(0.3)%
Net income	$394.1	5.5%	$259.2	3.8%	$348.9	5.3%
Net income (loss) attributable to non-controlling interests	1.8	0.0%	(0.4)	(0.0)%	1.7	0.0%
Net income attributable to MasTec, Inc.	$392.3	5.5%	$259.7	3.8%	$347.2	5.3%

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

	For the Years Ended December 31,
	Revenue			EBITDA and EBITDA Margin
Reportable Segment:	2019	2018	2017	2019		2018		2017
Communications	$2,618.8	$2,556.8	$2,424.4	$208.8	8.0%	$290.4	11.4%	$247.4	10.2%
Oil and Gas	3,117.2	3,288.7	3,497.2	634.2	20.3%	451.6	13.7%	402.2	11.5%
Electrical Transmission	413.9	397.3	378.2	29.5	7.1%	10.5	2.6%	17.6	4.7%
Power Generation and Industrial	1,034.3	665.0	299.9	40.1	3.9%	40.4	6.1%	22.6	7.5%
Other	0.2	3.5	20.8	26.5	NM	24.4	689.3%	19.8	95.0%
Eliminations	(1.2)	(1.9)	(13.5)	—	—	—	—	—	—
Corporate	—	—	—	(115.7)	NA	(156.4)	NA	(88.7)	NA
Consolidated Results	$7,183.2	$6,909.4	$6,607.0	$823.4	11.5%	$660.8	9.6%	$620.9	9.4%

NM - Percentage is not meaningful
Comparison of Years Ended December 31, 2019 and 2018
Revenue. For the year ended December 31, 2019, consolidated revenue totaled $7,183 million as compared with $6,909 million in 2018, an increase of $274 million, or 4%. Revenue increases in our Power Generation and Industrial segment of $369 million, or 56%, in our Communications segment of $62 million, or 2%, and in our Electrical Transmission segment of $17 million, or 4%, were partially offset by decreases in revenue in our Oil and Gas segment of $171 million, or 5%, and in our Other segment of $3 million, or 94%. Acquisitions contributed $188 million in revenue for the year ended December 31, 2019, and organic revenue increased by approximately $85 million, or 1%, as compared with 2018.
Communications Segment. Communications revenue was $2,619 million in 2019, as compared with $2,557 million in 2018, an increase of $62 million, or 2%. Organic revenue increased by approximately $28 million, or 1%, as compared with 2018, and acquisitions contributed $34 million of revenue for the year ended December 31, 2019. The increase in organic revenue was primarily driven by higher levels of wireless and wireline/fiber revenue, partially offset by a decrease in storm restoration services and in install-to-the-home revenue as compared with 2018.

Oil and Gas Segment. Oil and Gas revenue was $3,117 million in 2019, as compared with $3,289 million in 2018, a decrease in revenue of approximately $171 million, or 5%. Acquisitions contributed $135 million for the year ended December 31, 2019, whereas organic revenue decreased by $306 million, or 9% as compared with 2018, due primarily to the effect of regulatory disruptions on selected long-haul pipeline construction activity, offset, in part, by project activity and mix, including increased demand for other pipeline projects.
Electrical Transmission Segment. Electrical Transmission revenue was $414 million in 2019, as compared with $397 million in 2018, an increase of $17 million, or 4%, due primarily to higher levels of project activity and timing.
Power Generation and Industrial Segment. Power Generation and Industrial revenue was $1,034 million in 2019, as compared with $665 million in 2018, an increase of $369 million, or 56%. Organic revenue increased by approximately $350 million, or 53%, as compared with 2018, and acquisitions contributed $19 million of revenue for the year ended December 31, 2019. The increase in organic revenue was driven primarily by higher levels of renewable power project activity.
Other Segment. Other segment revenue decreased by $3 million in 2019 as compared with 2018 due to a decrease in our international oil and gas projects and in a proportionately consolidated non-controlled Canadian joint venture, for which the related project is almost fully complete.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $131 million, or 2%, to $6,070 million in 2019 from $5,939 million in 2018. Higher levels of revenue contributed an increase in costs of revenue, excluding depreciation and amortization, of $235 million, offset, in part, by a decrease of approximately $104 million from improved productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 150 basis points, from 86.0% of revenue in 2018 to 84.5% of revenue in 2019. The basis point decrease was primarily driven by improved project efficiencies, closeouts and mix in our Oil and Gas and Electrical Transmission segments, offset, in part, by project inefficiencies and mix, including from lower levels of storm restoration services, as well as costs incurred to expand operating capacity to support expected future business growth in our Communication and Power Generation and Industrial segments.
Depreciation and amortization. Depreciation and amortization was $235 million, or 3.3% of revenue in 2019, as compared with $213 million, or 3.1% of revenue in 2018, an increase of $23 million, or 11%. Acquisitions contributed $13 million of depreciation and amortization for the year ended December 31, 2019. As a percentage of revenue, depreciation and amortization increased by approximately 20 basis points due primarily to the effects of acquisition activity, as well as the effects of timing of amortization for certain intangible assets.
Goodwill and intangible asset impairment. We incurred $3 million of intangible asset impairment in 2019 related to changes in customer pre-qualification assets for a reporting unit in our Oil and Gas segment. In 2018, we incurred $48 million of goodwill impairment related to a reporting unit in our Oil and Gas segment. For additional details, see Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference.
General and administrative expenses. General and administrative expenses were $300 million or 4.2% of revenue in 2019, as compared with $287 million, or 4.2% of revenue in 2018, an increase of $12 million, or 4%. Acquisitions contributed approximately 50% of this increase. Excluding the effects of acquisitions, administrative expenses increased by approximately $6 million as compared with 2018, and included increased administrative costs to support growth in our businesses, as well as an increase in various other administrative costs, including incentive and other compensation expense, partially offset by the effect of timing of legal, arbitral and settlement matters as compared with 2018. Overall, general and administrative expenses as a percentage of revenue were generally flat.
Interest expense, net. Interest expense, net of interest income, was $77 million, or 1.1% of revenue in 2019, as compared with $83 million, or 1.2% of revenue in 2018. The decrease in interest expense related primarily to a $5 million recovery of interest costs from a 2019 arbitration award and a decrease in interest expense from lower average debt balances.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the years ended December 31, 2019 and 2018, equity in earnings from unconsolidated affiliates totaled $27 million and $24 million, respectively, and related primarily to our investments in the Waha JVs.
Other expense (income), net. Other expense (income), net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. Other expense, net, was $14 million in 2019, as compared with other income, net, of $2 million in 2018. For the year ended December 31, 2019, other expense, net, included $51 million of expense, net, from changes to estimated earn-out accruals, offset by $19 million of income from a 2019 arbitration award, $14 million of gains on sales of equipment, net, and $2 million of income from the settlement of an investment that was in the final stages of liquidation, and gains on sales of other assets. For the year ended December 31, 2018, other income, net, included approximately $17 million of gains on sales of equipment, net, and $1 million of income, net, related to expected recoveries on certain matters, partially offset by approximately $18 million of expense, net, from changes to estimated earn-out accruals.
Provision for income taxes. Income tax expense was $117 million in 2019, as compared with $106 million in 2018. Pre-tax income increased to $511 million for the year ended December 31, 2019 from $365 million in 2018. The increase in income tax expense from higher pre-tax income was offset, in part, by a lower effective tax rate, which decreased to 22.9% for the year ended December 31, 2019 from 29.0% in 2018. Income tax expense in 2019 included the favorable effects of reduced foreign earnings, the recognition of approximately $4 million of excess tax benefits from the vesting of share-based awards and the effects of tax rate changes. Income tax expense in 2018 included a net tax benefit of approximately $13 million, primarily related to the 2017 Tax Act, and approximately $2 million of excess tax benefits.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $209 million, or 8.0% of revenue in 2019, as compared with $290 million, or 11.4% of revenue in 2018, a decrease of $82 million, or 28%. As a percentage of revenue, EBITDA decreased by approximately 340 basis points, or $89 million, due primarily to project inefficiencies and mix, including from lower levels of storm restoration services, as well as costs incurred to expand operating capacity to support expected future business growth. The decrease in EBITDA from reduced EBITDA margins was offset, in part, by higher levels of revenue, which contributed an increase in EBITDA of approximately $7 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $634 million, or 20.3% of revenue in 2019, as compared with $452 million, or 13.7% of revenue in 2018, an increase of approximately $183 million, or 40%. As a percentage of revenue, segment EBITDA increased by approximately 660 basis points, or approximately $206 million, as compared with the prior year, due primarily to improved project efficiencies, closeouts and mix. The increase in EBITDA from improved productivity was offset, in part, by a decrease of approximately $24 million from lower levels of revenue.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $30 million, or 7.1% of revenue in 2019, as compared with $10 million, or 2.6% of revenue in 2018, an increase in EBITDA of approximately $19 million, or 181%, due primarily to an increase in EBITDA margins of approximately 450 basis points. The increase in EBITDA margins resulted from a combination of improved project efficiencies, closeouts and mix.
Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $40 million, or 3.9% of revenue, in 2019, as compared with $40 million, or 6.1% of revenue in 2018. As a percentage of revenue, segment EBITDA decreased by approximately 220 basis points, or $23 million, due primarily to a combination of reduced project efficiencies, including weather-related inefficiencies, closeouts and mix, as well as costs incurred to expand operating capacity to support expected future business growth. The decrease in EBITDA from reduced EBITDA margins was offset by higher levels of revenue, which contributed an increase in EBITDA of $22 million.
Other Segment. EBITDA from Other businesses was $27 million in 2019, as compared with EBITDA of $24 million in 2018, an increase of approximately $2 million, or 9%. Other segment EBITDA for the years ended December 31, 2019 and 2018 resulted primarily from equity in earnings from unconsolidated affiliates related to our investment in the Waha JVs.
Corporate. Corporate EBITDA was negative $116 million in 2019, as compared with EBITDA of negative $156 million in 2018, for an increase in EBITDA of approximately $41 million. Corporate EBITDA in 2019 included approximately $51 million of expense, net, related to changes in estimated earn-out accruals and $3 million of intangible asset impairment related to changes in expected customer pre-qualification assets, partially offset by approximately $19 million of income from a 2019 arbitration award and $2 million of other income, including from the settlement of an investment that was in the final stages of liquidation. Corporate EBITDA in 2018 included $18 million of expense, net, related to changes in estimated earn-out accruals, $48 million of goodwill impairment charges and approximately $1 million of income, net, related to expected recoveries on certain matters. See Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference, for details. Excluding the effects of these items, other corporate expenses for the year ended December 31, 2019 decreased by approximately $10 million as compared with the prior year. Other corporate expenses in 2019 included the effect of timing of other corporate legal and settlement matters, partially offset by increases in various administrative costs, including information technology and incentive and other compensation expense, as compared with 2018.
Comparison of Years Ended December 31, 2018 and 2017
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2018 and 2017” of the Company’s 2018 Annual Report on Form 10-K (“the 2018 Form 10-K”) for a comparison of results for the years ended December 31, 2018 and 2017, which discussion is incorporated herein by reference.
Foreign Operations
Our foreign operations are primarily in Canada and, to a lesser extent, in Mexico and the Caribbean. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods: non-cash stock-based compensation expense; goodwill and intangible asset impairment; project results from a proportionately consolidated non-controlled Canadian joint venture that was underway when we acquired a Canadian business in 2014, and the sole activity of which involved the construction of a bridge, a business in which we do not otherwise engage, is managed by a third party, and for which we have minimal direct construction involvement and which joint venture automatically terminates upon completion of the project; certain restructuring charges; charges or recoveries from multi-employer pension plan withdrawals; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, the tax effects of the adjusted items, including non-cash stock based compensation expense, and the effects of changes in statutory tax rates, including the effects of the 2017 Tax Act. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Non-cash stock-based compensation expense can also be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted. Additionally, these adjusted measures provide a baseline for analyzing trends in our underlying business.
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA in dollar and percentage of revenue terms, for the years indicated. The tables below (dollar amounts in millions) may contain slight summation differences due to rounding.

	For the Years Ended December 31,
EBITDA Reconciliation:	2019		2018		2017
Net income	$394.1	5.5%	$259.2	3.8%	$348.9	5.3%
Interest expense, net	77.0	1.1%	82.6	1.2%	61.0	0.9%
Provision for income taxes	116.8	1.6%	106.1	1.5%	22.9	0.3%
Depreciation and amortization	235.5	3.3%	212.9	3.1%	188.0	2.8%
EBITDA	$823.4	11.5%	$660.8	9.6%	$620.9	9.4%
Non-cash stock-based compensation expense	16.4	0.2%	13.5	0.2%	15.7	0.2%
Goodwill and intangible asset impairment	3.3	0.0%	47.7	0.7%	—	—%
Project results from non-controlled joint venture	—	—%	(1.0)	(0.0)%	7.9	0.1%
Restructuring charges	—	—%	—	—%	0.6	0.0%
Charges (recoveries) from multi-employer pension plan withdrawals	—	—%	—	—%	0.7	0.0%
Adjusted EBITDA	$843.2	11.7%	$721.0	10.4%	$645.6	9.8%
A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment for the years indicated is as follows:

	For the Years Ended December 31,
	2019		2018		2017
EBITDA	$823.4	11.5%	$660.8	9.6%	$620.9	9.4%
Non-cash stock-based compensation expense	16.4	0.2%	13.5	0.2%	15.7	0.2%
Goodwill and intangible asset impairment	3.3	0.0%	47.7	0.7%	—	—%
Project results from non-controlled joint venture	—	—%	(1.0)	(0.0)%	7.9	0.1%
Restructuring charges	—	—%	—	—%	0.6	0.0%
Charges (recoveries) from multi-employer pension plan withdrawals	—	—%	—	—%	0.7	0.0%
Adjusted EBITDA	$843.2	11.7%	$721.0	10.4%	$645.6	9.8%
Reportable Segment:
Communications	$208.8	8.0%	$290.4	11.4%	$247.9	10.2%
Oil and Gas	634.2	20.3%	451.6	13.7%	402.2	11.5%
Electrical Transmission	29.5	7.1%	10.5	2.6%	18.2	4.8%
Power Generation and Industrial	40.1	3.9%	40.4	6.1%	22.6	7.5%
Other	26.5	NM	23.4	661.5%	27.6	132.8%
Corporate	(95.9)	NA	(95.3)	NA	(72.9)	NA
Adjusted EBITDA	$843.2	11.7%	$721.0	10.4%	$645.6	9.8%
NM - Percentage is not meaningful
The table below, which may contain slight summation differences due to rounding, reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Years Ended December 31,
	2019		2018		2017
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$394.1	$5.17	$259.2	$3.26	$348.9	$4.22
Adjustments:
Non-cash stock-based compensation expense	16.4	0.22	13.5	0.17	15.7	0.19
Goodwill and intangible asset impairment	3.3	0.04	47.7	0.60	—	—
Project results from non-controlled joint venture	—	—	(1.0)	(0.01)	7.9	0.10
Restructuring charges	—	—	—	—	0.6	0.01
Charges (recoveries) from multi-employer pension plan withdrawals	—	—	—	—	0.7	0.01
Total adjustments, pre-tax	$19.8	$0.26	$60.2	$0.75	$24.8	$0.30
Income tax effect of adjustments (a)	(8.8)	(0.12)	(6.0)	(0.08)	(11.6)	(0.14)
Statutory tax rate effects (b)	(7.8)	(0.10)	(12.8)	(0.16)	(120.1)	(1.46)
Adjusted non-U.S. GAAP measure	$397.2	$5.21	$300.6	$3.77	$241.9	$2.92

(a)
Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, which for the years ended December 31, 2019, 2018 and 2017, included excess tax benefits of $3.9 million, $1.6 million and $5.7 million, respectively, from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effect on pre-tax income. For the years ended December 31, 2019, 2018 and 2017, our consolidated effective tax rate, as reported, was 22.9%, 29.0% and 6.2%, respectively, and as adjusted, was 25.1%, 29.3%, and 39.0%, respectively.

(b)
For the year ended December 31, 2019, includes the effects of Canadian provincial statutory tax rates, as well as changes in state tax rates, and for the year ended December 31, 2018, includes the effects of the 2017 Tax Act.

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
Capital Expenditures. For the year ended December 31, 2019, we spent approximately $126 million on capital expenditures, or $91 million net of asset disposals, and incurred approximately $206 million of equipment purchases under finance leases. We estimate that we will spend approximately $210 million on capital expenditures, or approximately $150 million, net of asset disposals, in 2020, and expect to incur approximately $150 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the year ended December 31, 2019, we used $180 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future acquisition-related contingent consideration and other liabilities as of December 31, 2019 was approximately $173 million. Of this amount, $54 million represents the liability for earn-out obligations that have been earned. The remainder is management’s estimate of potential acquisition-related contingent consideration and other liabilities that are contingent upon future performance. During the years ended December 31, 2019, 2018 and 2017, we made payments of $35 million, $23 million and $19 million, respectively, related to earn-out obligations.
Income Taxes. For the year ended December 31, 2019, tax payments, net of tax refunds, were approximately $106 million, whereas in 2018, tax refunds, net of tax payments were approximately $22 million. In 2017, tax payments, net of tax refunds were approximately $79 million. Our tax payments vary with changes in taxable income and earnings, and for the years ended after December 31, 2017, decreased due to the effects of the 2017 Tax Act, which reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of December 31, 2019, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, was generally flat at $1.9 billion as of both December 31, 2019 and 2018.
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
Sources and Uses of Cash
As of December 31, 2019, we had $954 million in working capital, defined as current assets less current liabilities, as compared with $885 million as of December 31, 2018, an increase of approximately $69 million. Cash and cash equivalents totaled $71 million and $27 million as of December 31, 2019 and 2018, respectively.
Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$550.3	$530.0	$144.1
Net cash used in investing activities	$(261.8)	$(181.8)	$(272.7)
Net cash (used in) provided by financing activities	$(244.6)	$(361.1)	$130.3
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but is also affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and deferred revenue, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the year ended December 31, 2019 was $550 million as compared with $530 million in 2018, an increase of $20 million, primarily due to an increase in net income, offset, in part by the effect of working capital-related changes in assets and liabilities, net.
Our days sales outstanding, net of deferred revenue, (“DSO”) was 91 as of December 31, 2019 and 81 as of December 31, 2018. The increase in DSO for the year ended December 31, 2019 was primarily related to increased levels of project retainage due to timing of project activity, mix, and timing of ordinary course collections. DSO is calculated as total accounts receivable, net of allowance for doubtful accounts, less deferred revenue, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to timing of billings, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix, and the effect of working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we have material amounts due from customers experiencing financial difficulties. We expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities increased by $80 million to $262 million in 2019 from $182 million in 2018. Cash paid for acquisitions, net of cash acquired, for the year ended December 31, 2019 totaled $180 million as compared with $7 million in 2018, an increase of $173 million due to increased 2019 activity. For the year ended December 31, 2019, we spent $126 million on capital expenditures, or $91 million, net of asset disposals, as compared with capital expenditures of $180 million, or $141 million, net of asset disposals, in 2018, for a decrease in cash used in investing activities of $50 million. Payments for other investments totaled $6 million for the year ended December 31, 2019, whereas in 2018, payments for other investments totaled $39 million, of which approximately $28 million related to our equity investment in the Waha JVs and $10 million related to an equity investment in a telecommunications entity. For the year ended December 31, 2019, proceeds from other investments totaled $15 million, and included the sale of our investment in such telecommunications entity, as well as the settlement of an investment that was in the final stages of liquidation. In 2018, proceeds from other investments totaled $5 million and related to recoveries from such liquidated investment.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2019 was $245 million, as compared with $361 million in 2018, for a decrease in cash used in financing activities of approximately $116 million. For the year ended December 31, 2019, payments for repurchases of stock totaled $6 million and related primarily to settlement of December 2018 share repurchases, whereas payments for repurchases of stock in 2018 totaled $314 million. This reduction in cash used in financing activities was partially offset by Credit Facility and other borrowing-related activity, net, for the year ended December 31, 2019, totaled $113 million of repayments, net of borrowings, as compared with $41 million of borrowings, net of repayments in 2018, for an increase in cash used in financing activities of approximately $154 million, and payments of finance leases increased by $16 million in 2019. Additionally, we paid $5 million of financing costs related to the 2019 amendment of our Credit Facility, as discussed below. Additionally, payments of acquisition-related contingent consideration included within financing activities totaled $34 million in 2019 as compared with $16 million in 2018, for an increase in cash used in financing activities of $18 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $35 million in 2019 as compared with $23 million in 2018.
Senior Secured Credit Facility
We have a senior secured credit facility, which was amended and restated in September 2019 (the “Credit Facility”). Aggregate borrowing commitments under the Credit Facility total approximately $1.75 billion, composed of $1.35 billion of revolving commitments and a term loan totaling approximately $0.4 billion. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity investments, potential acquisitions or other strategic arrangements, the repurchase or prepayment of indebtedness, including the repayment of term loans, and share repurchases.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of December 31, 2019.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2019 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Senior secured credit facility	$739.2	$2.5	$32.5	$704.2	$—
4.875% Senior Notes	400.0	—	—	400.0	—
Finance lease and other obligations	305.6	115.9	167.6	22.1	—
Operating leases	258.0	88.8	107.5	33.0	28.7
Earn-out obligations (a)	54.0	54.0	—	—	—
Interest (b)	183.3	54.6	94.4	34.3	—
Total	$1,940.1	$315.8	$402.0	$1,193.6	$28.7

(a)
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs and other amounts based on the performance of the businesses acquired. Certain of these payments may be made either in cash or in MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these payments, we have only included obligations that we expect will be paid in cash and have been earned as of December 31, 2019.

(b)
Represents expected future interest payments on debt and finance lease obligations outstanding as of December 31, 2019, and does not include potential letter of credit or commitment fees associated with our senior secured credit facility. With the exception of our credit facilities, including our term loan, all of our debt instruments are fixed rate interest obligations.

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
Interest Rate Risk
As of December 31, 2019, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of December 31, 2019, we had $339 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 3.50% and a term loan with a balance of $400 million with an interest rate of 3.05%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $9 million for the year ended December 31, 2019.
As of December 31, 2019, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $301 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.1%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 3% of our total revenue for the year ended December 31, 2019. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations in 2019. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the year ended December 31, 2019, foreign currency translation losses, net, totaled approximately $0.2 million and related to our operations in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of December 31, 2019. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MasTec, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Assessment
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.22 billion at December 31, 2019. The Company performs annual impairment tests of goodwill, and on a quarterly basis, monitors these assets for potential indicators of impairment. Based on the results of the annual qualitative assessments, the Company performed quantitative assessments of goodwill for four reporting units. Management estimated the fair values of these reporting units using a combination of the market and the income approaches.
We identified the goodwill impairment assessment for certain reporting units as a critical audit matter. Under the market approach, the reporting units’ fair values were estimated using market multiple assumptions for comparable companies. Under the income approach, a discounted cash flow methodology was used that included: (i) management’s estimates, such as discount rates, terminal growth rates, and projections of revenue, operating costs and cash flows, (ii) assumptions related to general economic and market conditions, and (iii) considerations of planned business and operational strategies. These estimates and assumptions require significant management judgment due to their highly subjective nature. Changes in these assumptions could have a significant impact on the fair value of the reporting units and the amount of goodwill impairment (if any). Auditing these elements involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls related to management’s goodwill impairment assessment, including: (i) controls over budgeting and forecasting and (ii) controls over review and assessment of the reasonableness of assumptions used in evaluating the fair values of reporting units determined as part of the quantitative goodwill impairment assessment.

•	Evaluating the appropriateness of the methodologies and reasonableness of assumptions used by management in determining reporting units’ fair values, including:

*	With respect to the market approach, assessing the appropriateness of the approach and evaluating the reasonableness of the comparable companies and market multiples selected for the reporting units.

*
With respect to the income approach, evaluating the appropriateness of the approach and the methodology and the reasonableness of assumptions used through: (i) evaluating the reasonableness of projected revenues and operating costs against recent performance and revenue backlogs, (ii) assessing the reasonableness of management’s expected success rates for winning new project awards against recent reporting units’ performance, (iii) evaluating management’s assumptions related to general economic and market conditions including expectations for market prices for oil, gas and other fuel sources against industry reports and reporting unit specific events including recent and projected financial performance, and (iv) performing sensitivity analyses of individual reporting units’ cash flow projections.

•
Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) evaluating the appropriateness of the methodologies and the valuation models utilized by management to determine the fair values of the reporting units, and (ii) assessing the reasonableness of certain assumptions incorporated into the valuation models including terminal growth rates and discount rates.

Revenue Recognition - Estimated Costs to Complete
As described in Note 1 to the consolidated financial statements, the Company recognizes a significant portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers and financial professionals. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition.
We identified estimated costs to complete revenue contracts as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these elements involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.
The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of certain controls related to estimated costs to complete, including controls over: (i) development of project budgets and review of key cost inputs, (ii) ongoing assessment and revisions to project budgets, and (iii) ongoing review of project status including nature of activities to complete open projects.

•	Evaluating the reasonableness of a sample of project budgets for projects completed during the year through a retrospective review against actual performance at project completion.

•
Assessing the reasonableness of the estimated costs to complete for a sample of open projects through: (i) evaluating the reasonableness of project budgets and the nature of costs required to complete open projects, (ii) assessing the status of completion of respective projects through testing of a sample of project costs incurred to date, (iii) evaluating the reasonableness of project status by performing inquiries of project managers and assessing the nature of activities required to complete open projects, and (iv) performing retrospective review for open projects and investigating budget to actual variances (if any).

•	Assessing the reasonableness of changes in estimated costs to complete during quarterly reviews and at year end and investigating reasons for changes in expected costs and project margins.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2004.
Miami, Florida

February 27, 2020

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Revenue	$7,183,188	$6,909,417	$6,606,978
Costs of revenue, excluding depreciation and amortization	6,070,244	5,939,308	5,745,307
Depreciation and amortization	235,482	212,930	188,049
Goodwill and intangible asset impairment	3,319	47,662	—
General and administrative expenses	299,500	287,278	275,103
Interest expense, net	77,026	82,571	61,011
Equity in earnings of unconsolidated affiliates	(27,367)	(23,855)	(21,328)
Other expense (income), net	14,045	(1,780)	(12,990)
Income before income taxes	$510,939	$365,303	$371,826
Provision for income taxes	(116,843)	(106,072)	(22,942)
Net income	$394,096	$259,231	$348,884
Net income (loss) attributable to non-controlling interests	1,762	(428)	1,671
Net income attributable to MasTec, Inc.	$392,334	$259,659	$347,213

Earnings per share (Note 2):
Basic earnings per share	$5.22	$3.30	$4.29
Basic weighted average common shares outstanding	75,185	78,695	80,903

Diluted earnings per share	$5.17	$3.26	$4.22
Diluted weighted average common shares outstanding	75,846	79,772	82,325

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$394,096	$259,231	$348,884
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(189)	(2,645)	1,627
Unrealized (losses) gains on equity investee activity, net of tax	(15,023)	5,863	475
Comprehensive income	$378,884	$262,449	$350,986
Comprehensive income (loss) attributable to non-controlling interests	1,762	(428)	1,671
Comprehensive income attributable to MasTec, Inc.	$377,122	$262,877	$349,315

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share information)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$71,427	$27,422
Accounts receivable, net of allowance	850,326	671,324
Contract assets	1,024,568	1,252,646
Inventories, net	100,069	113,709
Prepaid expenses	52,000	56,558
Other current assets	75,169	47,330
Total current assets	$2,173,559	$2,168,989
Property and equipment, net	905,835	747,808
Operating lease assets	229,903	—
Goodwill, net	1,221,440	1,100,350
Other intangible assets, net	211,528	169,370
Other long-term assets	254,741	253,436
Total assets	$4,997,006	$4,439,953
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$118,429	$82,655
Current portion of operating lease liabilities	81,561	—
Accounts payable	535,029	669,712
Accrued salaries and wages	87,562	90,218
Other accrued expenses	115,581	133,033
Contract liabilities	206,180	231,644
Other current liabilities	74,784	76,349
Total current liabilities	$1,219,126	$1,283,611
Long-term debt, including finance leases	1,314,030	1,324,223
Long-term operating lease liabilities	154,553	—
Deferred income taxes	296,326	263,687
Other long-term liabilities	221,280	176,408
Total liabilities	$3,205,315	$3,047,929
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 91,909,430 and 91,327,009 (including 1,221,593 and 1,251,533 of unvested stock awards) as of December 31, 2019 and 2018, respectively	9,191	9,133
Capital surplus	809,753	789,009
Retained earnings	1,510,709	1,118,375
Accumulated other comprehensive loss	(75,706)	(60,494)
Treasury stock, at cost: 15,344,917 shares and 15,329,817 shares as of December 31, 2019 and 2018, respectively	(466,727)	(466,125)
Total MasTec, Inc. shareholders’ equity	$1,787,220	$1,389,898
Non-controlling interests	$4,471	$2,126
Total equity	$1,791,691	$1,392,024
Total liabilities and equity	$4,997,006	$4,439,953
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	90,634,771	$9,063	(8,094,004)	$(145,573)	$788,914	$509,941	$(65,814)	$1,096,531	$7,103	$1,103,634
Net income						347,213		347,213	1,671	348,884
Other comprehensive income							2,102	2,102		2,102
Non-cash stock-based compensation					15,656			15,656		15,656
Issuance of restricted shares, net	393,570	39			(39)			—		—
Shares withheld for taxes, net of other stock issuances	(92,757)	(8)			(3,077)			(3,085)		(3,085)
Acquisition of treasury stock, at cost			(38,807)	(1,551)				(1,551)		(1,551)
Distributions to non-controlling interests								—	(1,280)	(1,280)
Purchase of non-controlling interests					(26,067)			(26,067)	(4,940)	(31,007)
Balance as of December 31, 2017	90,935,584	$9,094	(8,132,811)	$(147,124)	$775,387	$857,154	$(63,712)	$1,430,799	$2,554	$1,433,353
Cumulative effect of adoption, revenue recognition (Topic 606)						1,562		1,562		1,562
Net income (loss)						259,659		259,659	(428)	259,231
Other comprehensive income							3,218	3,218		3,218
Non-cash stock-based compensation					13,527			13,527		13,527
Issuance of restricted shares, net	385,392	39			(39)			—		—
Other stock issuances, net of shares withheld for taxes	6,033	0			134			134		134
Acquisition of treasury stock, at cost			(7,197,006)	(319,001)				(319,001)		(319,001)
Balance as of December 31, 2018	91,327,009	$9,133	(15,329,817)	$(466,125)	$789,009	$1,118,375	$(60,494)	$1,389,898	$2,126	$1,392,024
Net income						392,334		392,334	1,762	394,096
Other comprehensive loss							(15,212)	(15,212)		(15,212)
Non-cash stock-based compensation					16,447			16,447		16,447
Issuance of restricted shares, net	464,970	46			(46)			—		—
Other stock issuances, net of shares withheld for taxes	117,451	12			4,343			4,355		4,355
Acquisition of treasury stock, at cost			(15,100)	(602)				(602)		(602)
Contributions from non-controlling interests								—	583	583
Balance as of December 31, 2019	91,909,430	$9,191	(15,344,917)	$(466,727)	$809,753	$1,510,709	$(75,706)	$1,787,220	$4,471	$1,791,691

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$394,096	$259,231	$348,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,482	212,930	188,049
Goodwill and intangible asset impairment	3,319	47,662	—
Non-cash interest expense, net	3,219	2,584	3,100
Non-cash stock-based compensation expense	16,447	13,527	15,656
Provision for deferred income taxes	22,160	56,209	18,277
Equity in earnings of unconsolidated affiliates	(27,367)	(23,855)	(21,328)
Gains on sales of assets, net	(13,908)	(16,052)	(5,935)
Other non-cash items, net	(2,768)	8,910	7,222
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance and contract assets	113,061	(335,201)	(417,491)
Inventories	24,051	(29,366)	36,187
Other assets, current and long-term portion	10,180	28,709	(117,091)
Accounts payable and accrued expenses	(228,142)	251,735	43,883
Contract liabilities	(52,215)	28,411	46,075
Other liabilities, current and long-term portion	52,663	24,522	(1,392)
Net cash provided by operating activities	$550,278	$529,956	$144,096
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(179,481)	(6,684)	(115,995)
Capital expenditures	(126,473)	(180,420)	(123,412)
Proceeds from sale of property and equipment	35,015	39,359	19,963
Payments for other investments	(5,589)	(39,469)	(77,105)
Proceeds from other investments	14,705	5,415	23,801
Net cash used in investing activities	$(261,823)	$(181,799)	$(272,748)
Cash flows from financing activities:
Proceeds from credit facilities	3,025,927	3,418,232	2,699,047
Repayments of credit facilities	(3,126,595)	(3,359,521)	(2,457,293)
Repayments of other borrowings, net	(12,438)	(17,427)	(3,350)
Payments of finance lease obligations	(88,341)	(72,167)	(67,740)
Payments of acquisition-related contingent consideration	(34,267)	(15,929)	(6,676)
Proceeds from (distributions to) non-controlling interests	583	(559)	(22,728)
Proceeds from stock-based awards	4,655	4,047	3,104
Payments for stock-based awards	(45)	(3,821)	(6,189)
Repurchases of common stock	(5,652)	(313,949)	(1,552)
Other financing activities, net	(8,458)	—	(6,301)
Net cash (used in) provided by financing activities	$(244,631)	$(361,094)	$130,322
Effect of currency translation on cash	181	33	(111)
Net increase (decrease) in cash and cash equivalents	44,005	(12,904)	1,559
Cash and cash equivalents - beginning of period	27,422	40,326	38,767
Cash and cash equivalents - end of period	$71,427	$27,422	$40,326

Supplemental cash flow information:
Interest paid	$84,971	$81,230	$59,157
Income tax payments (refunds), net	$106,248	$(21,450)	$78,653
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$206,156	$75,545	$150,055

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
Principles of Consolidation
The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that MasTec consolidates are reported as non-controlling interests within equity, except for mandatorily redeemable non-controlling interests, which are recorded within liabilities. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company’s investments in entities for which the Company does not have a controlling interest, but over which it has the ability to exert significant influence, are accounted for using the equity method of accounting. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity. When necessary, certain prior year amounts have been reclassified to conform with the current period presentation.
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
Revenue Recognition
The Company recognizes revenue from contracts with customers under Accounting Standards Codification (“ASC”) Topic 606 (“Topic 606”). The Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, under the modified retrospective transition approach effective January 1, 2018, with application to all existing contracts that were not substantially completed as of January 1, 2018. The difference between the recognition criteria under Topic 606 and the Company’s previous revenue recognition practices under the previous revenue recognition guidance, ASC Topic 605-35, was recognized through a cumulative effect adjustment of approximately $2 million that was made to the opening balance of retained earnings as of January 1, 2018.
Under Topic 606, revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Revenue is primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, which is an input method, on contracts for specific projects and for certain master service and other service agreements. Under Topic 606, the cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer, and correspondingly, when performance obligations are satisfied for the related contracts.
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 36%, 35% and 36% of consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
Revenue from contracts for specific projects, as well as for certain projects pursuant to master and other service agreements, is typically recognized over time using the cost-to-cost measure of progress. For these contracts, the cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered.
For certain master service and other service agreements under which the Company performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 5% and 7% of consolidated revenue for the years ended December 31, 2019 and 2018, respectively. Substantially all of the Company’s other revenue is recognized over time.
Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the years ended December 31, 2019 and 2018, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2018 and 2017. Revenue recognized for the years ended December 31, 2019 and 2018 as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $58.3 million and $38.5 million, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such costs, which are amortized over the life of the respective projects, were not material for the years ended December 31, 2019 and 2018.
The timing of customer billings is generally dependent upon advance billing terms, milestone billings based on completion of certain phases of work, or when services are provided. Under the typical payment terms of master and other service agreements and fixed price contracts, the customer makes progress payments based on quantifiable measures of performance by the Company as defined by each specific agreement. Progress payments, generally net of amounts retained, are paid by the customer over the duration of the contract. For install-to-the-home contracts, work orders are billed and paid as completed. Amounts billed and due from customers, as well as the amount of contract assets, are generally classified within current assets in the consolidated balance sheets. See Note 5 - Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities for related discussion. Amounts expected to be collected beyond one year are classified as other long-term assets.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of December 31, 2019, the amount of the Company’s remaining performance obligations was $5.3 billion. The Company expects to recognize approximately $4.6 billion of its remaining performance obligations as revenue during 2020, with the remainder to be recognized primarily in 2021.
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

As of December 31, 2019 and 2018, the Company included approximately $27 million and $56 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both December 31, 2019 and 2018, these change orders and/or claims were primarily related to certain projects in the Company’s Oil and Gas segment. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
Inventories
Inventories consist of materials and supplies for construction and installation projects, which are valued at the lower of cost or net realizable value using the average cost or specific identification methods of costing. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could result in an impairment of the value of materials purchased. The value of inventory may also decrease due to obsolescence, physical deterioration, damage, changes in price levels, or other causes. Inventory valuation allowances are determined based upon specific facts and circumstances and market conditions. As of December 31, 2019 and 2018, valuation allowances for inventory totaled $7.7 million and $7.8 million, respectively.
Cash and Cash Equivalents
Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Highly liquid investments with an original maturity of three months or less are carried at fair value. On a daily basis, available funds are swept from the Company’s depository accounts into a concentration account and are used to repay outstanding revolving loans under the Company’s senior secured credit facility. Cash balances maintained by certain operating subsidiaries and by entities that are proportionately consolidated that are not swept into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. Included in the Company’s cash balances as of December 31, 2019 and 2018 are amounts held by entities that are proportionately consolidated totaling $13.1 million and $11.8 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Outstanding checks that have not yet cleared through the banking system represent book overdrafts, which are classified within accounts payable. There are no compensating balance requirements associated with the Company’s depository accounts and there are no other restrictions on the transfer of cash associated with the Company’s depository accounts.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, equity investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration, mandatorily redeemable non-controlling interests and debt obligations.
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
Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. As of December 31, 2019, the Company determined that certain of its investment arrangements were VIEs. Except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated.
The Company’s investments in entities for which it does not have a controlling interest and is not the primary beneficiary, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as other long-term assets. Income or loss from these investments is recorded as a separate line item in the consolidated statements of operations. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee in transactions with third parties. Distributions received from equity method investees are reflected in the statements of cash flows using the nature of distributions approach, under which distributions are classified based on the nature of the activity that generated them. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but the Company does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity.
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
Deferred Financing Costs
Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as deductions from the carrying amounts of the related debt instrument, including the Company’s credit facility. Deferred financing costs are amortized over the terms of the related debt instruments using the effective interest method. The Company incurred $5.5 million of deferred financing costs for the year ended December 31, 2019 in connection with an amendment and restatement of its senior secured credit facility. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $2.9 million for both years ended December 31, 2019 and 2018, and totaled $3.3 million for the year ended December 31, 2017. Deferred financing costs, net of accumulated amortization, totaled $12.4 million and $10.1 million as of December 31, 2019 and 2018, respectively.
Other Assets
Other assets consists primarily of investments in unconsolidated entities, life insurance assets, miscellaneous receivables and prepaid expenses.
Long-Lived Assets
The Company’s long-lived assets consist primarily of property and equipment, including finance lease assets, and finite-lived intangible assets. Purchased property and equipment are recorded at cost, or, if acquired in a business combination, at the acquisition date fair value. Finance lease assets are recognized based on the present value of minimum future lease payments. Certain costs incurred in connection with developing or obtaining internal-use software are capitalized within office furniture and equipment. Depreciation and amortization of property and equipment, including finance lease assets, is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements that extend the life of the related assets are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in other income or expense. When the Company identifies assets to be sold, those assets are valued based on their estimated fair value less costs to sell, classified as held-for-sale and depreciation is no longer recorded. Finite-lived intangible assets are amortized over their useful lives, which are generally based on contractual or legal rights, in a manner consistent with the pattern in which the related benefits are expected to be consumed.
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected revenue and operating costs for the business as well as anticipated future economic conditions. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three years in the period ended December 31, 2019, there were no material impairments of long-lived assets.
Goodwill and Indefinite-Lived Intangible Assets
The Company has goodwill and indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. The Company performs its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, and on a quarterly basis, monitors these assets for potential indicators of impairment. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment, or one level below the operating segment, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) have a segment manager that regularly reviews the component’s operating results.
If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment test. Based on management’s review of its components and their related operations, the Company combines all of the components of its Electrical Transmission operating segment into one reporting unit and combines two of the components within its Power Generation and Industrial operating segment into one reporting unit. All of the Company’s other components each comprise one reporting unit.
For each of the three years in the period ended December 31, 2019, management performed a qualitative assessment for its goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
2019 Assessment. Based on the results of the qualitative assessments for the year ended December 31, 2019, quantitative testing was performed for (i) three reporting units within the Company’s Oil and Gas operating segment and (ii) one reporting unit in the Communications segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, success rates on new project awards and levels of operating activity.
For the selected reporting units, management estimated their fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. In 2019, significant assumptions used in testing the reporting units included terminal values based on terminal growth rates of 3.0%, five to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 13.0% to 16.0%. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the business models of the Company’s reporting units and within the Company’s industry.
Based on the results of the quantitative assessment, the estimated fair values of the reporting unit in the Communications operating segment and one of the reporting units in the Oil and Gas operating segment were determined to substantially exceed their carrying values. The remaining two reporting units in the Oil and Gas operating segment, each of which had approximately $15 million of goodwill, had estimated fair values that exceed their respective carrying values by approximately 15%. A 100 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values.
Management also performed quantitative testing during 2019 for an indefinite-lived pre-qualification intangible asset in the Oil and Gas operating segment. Management estimated the fair value of the intangible asset using a cost methodology, incorporating estimates of the opportunity cost associated with the asset’s loss based on discounted cash flows over a four-year period. The impairment test incorporated an estimated discount rate of 13.0%. Based on the results of the quantitative assessment, the estimated fair value of the indefinite-lived pre-qualification intangible asset in the Oil and Gas operating segment was determined to be less than its carrying value and a pre-tax, non-cash impairment charge of $3.3 million was recorded for the difference. This indefinite-lived pre-qualification intangible asset had a carrying value of $41.4 million remaining as of December 31, 2019.
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
For the selected reporting units, management estimated their fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies. Under the income approach, a discounted cash flow methodology was used, including: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. In 2018, significant assumptions used in testing the reporting units included terminal values based on terminal growth rates ranging from 2.4% to 3.5%, four to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 11.0% to 16.0%. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the business models of the Company’s reporting units and within the Company’s industry.
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
2017 Assessment. Based on the results of the qualitative assessments for the year ended December 31, 2017, quantitative testing was performed for the Company’s Electrical Transmission operating segment, for one reporting unit in the Company’s Power Generation and Industrial operating segment, and for two reporting units within the Oil and Gas operating segment. Management also performed quantitative testing during 2017 for indefinite-lived pre-qualification intangible assets in the Oil and Gas and Electrical Transmission operating segments, as well as for an indefinite-lived trade name intangible asset in the Power Generation and Industrial operating segment. There were no impairments of goodwill or indefinite-lived intangible assets for the year ended December 31, 2017.
As of December 31, 2019 and 2018, management believes that the recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, significant changes in the assumptions or estimates used in the Company’s impairment analyses, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in future periods.
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
Consideration paid generally consists of cash and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “acquisition-related contingent consideration” or “earn-outs.” In one of the Company’s acquisitions, the acquisition consideration includes a mandatorily redeemable non-controlling interest, subject to a repurchase formula, which is calculated in a manner consistent with the Company’s traditional earn-out arrangements. The Company refers to its traditional earn-out arrangements and the mandatorily redeemable non-controlling interest collectively as “Earn-outs.” Earn-out liabilities are measured at their estimated fair values as of the date of acquisition. Subsequent to the date of acquisition, if future Earn-out payments are expected to differ from Earn-out payments estimated as of the date of acquisition, any related fair value adjustments are recognized in the period that such expectation is considered probable. Changes in the fair value of Earn-out liabilities, other than those related to measurement period adjustments, as described above, are recorded within other income or expense in the consolidated statements of operations for traditional earn-outs, and within interest expense for mandatorily redeemable non-controlling interests. Fair values are estimated using income approaches such as discounted cash flows or option pricing models. Earn-out liabilities are included within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets. Earn-out payments are generally classified within financing activities in the consolidated statement of cash flows, except to the extent such payments exceed acquisition-date liabilities. Such excess payments are classified within operating activities.
Leases
See “Recent Accounting Pronouncements” section below for information pertaining to the adoption of ASU 2016-02, Leases (Topic 842).
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
Leases with an initial term of twelve months or less are classified as short-term leases and are not recognized in the consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment will be leased for greater than twelve months. Lease payments for short-term leases are recognized on a straight-line basis over the lease term, and primarily relate to equipment used on construction projects, for which the rentals are based on daily, weekly or monthly rental rates, and typically contain termination for convenience provisions. Lease determinations are reassessed in the event of a change in lease terms. The Company has a limited number of sublease arrangements, which are not considered material to the consolidated financial statements.
As of December 31, 2019, the Company’s leases have remaining lease terms of up to ten years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company elected the practical expedient to account for non-lease components together with the related lease components for all classes of leased assets. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
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
Operating Leases
Beginning in 2019, operating lease right-of-use assets and liabilities are recognized on the consolidated balance sheets, with the related lease expense recognized over the term of the lease on a straight-line basis. Operating lease expense is recorded as rent expense, primarily within costs of revenue, excluding depreciation and amortization. Fixed costs for operating leases are composed of initial base rent amounts plus any fixed annual increases. Variable costs for operating leases consist primarily of common area maintenance expenses and taxes for facility leases. Certain of the Company’s operating leases contain purchase options, for which the purchase option price is generally considered to be at fair market value. From time to time, the Company may terminate a lease before the end of the lease term. Payments related to such early lease terminations are generally recorded within rent expense.
Self-Insurance
The Company is self-insured up to the amount of its deductible for its insurance policies. MasTec maintains insurance policies subject to per claim deductibles of $1.8 million for its workers’ compensation policy, $3.0 million for its general liability policy and up to $8.0 million for its automobile liability policy. In addition, the Company has excess umbrella coverage. Estimated liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses of $0.5 million. MasTec’s estimated liability for employee group medical claims is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Cash collateral deposited with insurance carriers is included in other long-term assets in the consolidated balance sheets.
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
In determining the provision for income taxes, management uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which the Company operates. The Company is generally free of additional U.S. federal tax consequences on distributed foreign subsidiary earnings. The Company has generally not provided for U.S. income taxes on unremitted foreign earnings because such earnings are considered to be insignificant.
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
Grants of restricted shares are valued based on the closing market share price of MasTec’s common stock as reported on the New York Stock Exchange (the “market price”) on the date of grant. Compensation expense arising from restricted shares is recognized on a straight line basis over the vesting period. Grants of restricted shares have cliff vesting terms, which generally vest over a period of three years. Upon vesting, some of the underlying shares may be sold to cover the required tax withholdings. However, some participants may choose the net share settlement method to cover withholding tax requirements, in which case shares are not issued, but are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. Withheld shares, which are valued at the market price on the date of vesting, are recorded as a reduction to additional paid-in capital and are reflected within financing activities in the consolidated statements of cash flows. For the year ended December 31, 2019, shares withheld in connection with stock-based compensation arrangements were de minimis. Shares withheld in connection with stock-based compensation arrangements totaled approximately 96,739, and 138,519 for the years ended December 31, 2018 and 2017, respectively, and payments to taxing authorities for withheld shares totaled $3.8 million and $6.2 million, respectively.
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
Comprehensive Income (Loss)
Comprehensive income or loss is a measure of net income and other changes in equity that result from transactions other than those with shareholders. Comprehensive income or loss and related accumulated comprehensive income or loss balances, consist of net income, foreign currency translation adjustments, primarily from fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, unrealized gains and losses from certain investment activities and net income or loss attributable to non-controlling interests.
Recent Accounting Pronouncements
See the lease accounting discussion within Significant Accounting Policies above, and the recent accounting pronouncements discussion below, for information pertaining to the effects of recently adopted and other recent accounting pronouncements.
Other Accounting Pronouncements Adopted in 2019
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
Reclassification of Tax Effects from Other Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02, which the Company adopted during the first quarter of 2019, permits entities to reclassify the tax effects related to the change in the federal tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) from accumulated other comprehensive income to retained earnings. The Company elected not to reclassify these tax effects, therefore, this ASU had no effect on its consolidated financial statements.

Accounting Pronouncements To Be Adopted in 2020
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for internal-use software. Accounting for the service element of the cloud computing arrangement is not affected by the new guidance. Under ASU 2018-15, amortization expense, payments for and asset balances related to such capitalized implementation costs are to be presented within the same line items of the entity’s statements of operations, cash flows and balance sheets, respectively, as the related service fee activity and balances would be presented. ASU 2018-15 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company will adopt ASU 2018-15 in the first quarter of 2020 and is assessing the potential effect of this ASU on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU, together with its related clarifying ASUs (collectively, “ASU 2016-13”), introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including trade and financing receivables. The current expected credit loss methodology, which is based on historical experience, current conditions and reasonable and supportable forecasts, replaces the probable/incurred loss model for measuring and recognizing expected losses under current GAAP, and could result in earlier recognition of credit losses. ASU 2016-13 also requires enhanced disclosures pertaining to significant estimates and judgments used in estimating credit losses under the current expected credit loss methodology. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with the cumulative effect of adoption recorded as an adjustment to retained earnings, if applicable. The Company is finalizing its implementation of the new credit losses standard and is updating certain of its business processes and internal controls to meet the reporting and disclosure requirement of the new ASU. The new guidance, which the Company will adopt in the first quarter of 2020, is not expected to materially affect the amount of expense recognized under the Company’s current practices and is not expected to have a material effect on the Company’s consolidated financial statements.
Other Recent Accounting Pronouncements
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”) to clarify the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Net income attributable to MasTec:
Net income - basic and diluted (a)	$392,334	$259,659	$347,213
Weighted average shares outstanding:
Weighted average shares outstanding - basic	75,185	78,695	80,903
Dilutive common stock equivalents (b)	661	1,077	1,422
Weighted average shares outstanding - diluted	75,846	79,772	82,325

(a)	Calculated as total net income less amounts attributable to non-controlling interests.

(b)	For the years ended December 31, 2019, 2018 and 2017, anti-dilutive common stock equivalents were de minimis.

The Company repurchased approximately 7.2 million shares of its common stock during the year ended December 31, 2018, as discussed in Note 11 - Equity. The effect of these repurchases on the Company’s weighted average shares outstanding for the years ended December 31, 2019 and 2018 was a reduction of 4.4 million shares and 2.8 million shares, respectively, due to the timing of the repurchases, which occurred throughout 2018.
Note 3 – Goodwill and Other Intangible Assets
The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross, as of December 31, 2017	$466.4	$460.4	$149.9	$135.8	$1,212.5
Accumulated impairment loss (a)	—	(74.8)	—	—	(74.8)
Goodwill, net, as of December 31, 2017	$466.4	$385.6	$149.9	$135.8	$1,137.7
Additions from new business combinations	—	—	—	9.8	9.8
Measurement period adjustments, net (b)	1.4	5.7	—	(2.5)	4.6
Goodwill impairment	—	(47.7)	—	—	(47.7)
Currency translation adjustments	—	(4.0)	—	—	(4.0)
Goodwill, net, as of December 31, 2018	$467.8	$339.6	$149.9	$143.1	$1,100.4
Additions from new business combinations	73.2	37.7	—	9.5	120.4
Measurement period adjustments, net (b)	0.3	(0.4)	—	—	(0.1)
Currency translation adjustments	—	0.7	—	—	0.7
Goodwill, net, as of December 31, 2019	$541.3	$377.6	$149.9	$152.6	$1,221.4
Accumulated impairment loss (a)	—	(121.5)	—	—	(121.5)
Goodwill, gross, as of December 31, 2019	$541.3	$499.1	$149.9	$152.6	$1,342.9

(a)	Accumulated impairment losses include the effects of currency translation gains and/or losses.

(b)	Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.

The following table provides a reconciliation of changes in other intangible assets, net, for the periods indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Other (a)	Total
Other intangible assets, gross, as of December 31, 2017	$34.5	$77.6	$223.0	$21.8	$356.9
Accumulated amortization			(152.4)	(13.4)	(165.8)
Other intangible assets, net, as of December 31, 2017	$34.5	$77.6	$70.6	$8.4	$191.1
Additions from new business combinations	—	—	3.3	0.3	3.6
Measurement period adjustments (b)	—	—	—	(0.7)	(0.7)
Amortization expense			(19.2)	(1.4)	(20.6)
Currency translation adjustments	—	(3.6)	(0.3)	(0.1)	(4.0)
Other intangible assets, net, as of December 31, 2018	$34.5	$74.0	$54.4	$6.5	$169.4
Additions from new business combinations	—	0.2	67.7	5.2	73.1
Measurement period adjustments (b)	—	—	(6.7)	(0.2)	(6.9)
Intangible asset impairment	—	(3.3)	—	—	(3.3)
Amortization expense			(20.2)	(2.8)	(23.0)
Currency translation adjustments	—	2.0	0.1	0.1	2.2
Other intangible assets, net, as of December 31, 2019	$34.5	$72.9	$95.3	$8.8	$211.5
Remaining weighted average amortization period (in years)			9	6	9

(a)	Consists principally of trade names and non-compete agreements.

(b)	Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
Amortization expense associated with intangible assets for the years ended December 31, 2019, 2018 and 2017 totaled $23.0 million, $20.6 million and $20.9 million, respectively. Expected future amortization expense as of December 31, 2019 is summarized in the following table (in millions):

Amortization Expense
2020	$24.5
2021	18.9
2022	15.5
2023	11.6
2024	8.5
Thereafter	25.1
Total	$104.1

2019 Acquisitions. During 2019, MasTec completed six acquisitions, one of which specializes in water infrastructure for pipeline companies and is included within the Company’s Oil and Gas segment, four of which are included within the Company’s Communications segment, including a wireline/fiber deployment construction contractor and a telecommunications company specializing in a broad range of end-to-end wireless telecommunications solutions, and one of which specializes in construction projects in the power industry and is included in the Company’s Power Generation and Industrial segment. For all but one of these acquisitions, the Company acquired all of the equity interests in the related entities. For the telecommunications company specializing in wireless telecommunications solutions, the Company acquired 96% of the entity’s equity interests, with the obligation to acquire the balance over time.

The following table summarizes the fair values of consideration paid and net assets acquired for the 2019 acquisitions as of the respective dates of acquisition, as adjusted (in millions). Determination of the estimated fair values of the net assets acquired and the estimated contingent consideration and other liabilities for these acquisitions was preliminary as of December 31, 2019; as a result, further adjustments to these estimates may occur.

Acquisition consideration:	2019
Cash, net of cash acquired and other	$175.0
Estimated fair value of contingent consideration and other liabilities	38.9
Total consideration transferred	$213.9
Identifiable assets acquired and liabilities assumed:
Current assets, primarily composed of accounts receivable	$90.0
Property and equipment, including finance leases and other long-term assets	55.2
Amortizing intangible assets	66.1
Current liabilities, including current portion of finance lease obligations and long-term debt	(94.1)
Long-term debt, including finance lease obligations	(2.4)
Deferred income taxes and other long-term liabilities	(21.3)
Total identifiable net assets	$93.5
Goodwill	$120.4
Total net assets acquired, including goodwill	$213.9

Amortizing intangible assets related to the 2019 acquisitions are primarily composed of customer relationships, backlog and certain other intangible assets, which had weighted average lives, as adjusted, of approximately 11 years, 2 years and 5 years, respectively, and a weighted average life of 11 years in total. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The goodwill balances for the respective acquisitions represent the estimated value of each acquired company’s geographic presence in key markets, its assembled workforce and management team’s industry-specific project management expertise, as well as synergies expected to be achieved from the combined operations of the acquired companies and MasTec. Approximately $12 million of the goodwill balance related to the 2019 acquisitions is expected to be tax deductible as of December 31, 2019. Additionally, current liabilities in the table above include amounts due to former owners, who, subsequent to acquisition, are members of subsidiary management, of approximately $11 million, of which $2 million was subsequently paid pursuant to the terms of the related purchase agreement.
The contingent consideration and other liabilities included in the table above is composed of $22.2 million of earn-out liabilities, which equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable and a mandatorily redeemable non-controlling interest, subject to a repurchase formula, totaling $16.7 million, which is calculated in a manner consistent with the Company’s traditional earn-out arrangements. The Company refers to its traditional earn-out arrangements and the mandatorily redeemable non-controlling interest collectively as “Earn-outs,” both of which are recorded within other current and other long-term liabilities in the consolidated balance sheets. Earn-outs are generally payable annually for a period of five years, as set forth in the respective purchase agreements. The fair values of the Earn-outs were estimated using income approaches such as discounted cash flows or option pricing models and incorporate significant inputs not observable in the market. Key assumptions in the estimated valuations include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. As of December 31, 2019, the range of remaining potential undiscounted Earn-out liabilities for the 2019 acquisitions was estimated to be between $2 million and $82 million; however, there is no maximum payment amount.
2018 Acquisitions. During 2018, MasTec acquired all of the equity interests in a construction management firm specializing in steel building systems and acquired a wind turbine services company, both of which are included in the Company’s Power Generation and Industrial segment. The aggregate purchase price for these entities, as adjusted, was composed of approximately $5.1 million in cash, net of cash acquired, and estimated earn-out liabilities, net, totaling $1.5 million. As of December 31, 2019, the range of remaining potential undiscounted earn-out liabilities, net, for the 2018 acquisitions was estimated to be up to $6 million; however, there is no maximum payment amount.
2017 Acquisitions. During 2017, MasTec completed three acquisitions, which included all of the equity interests in: (i) a wireline/fiber deployment construction contractor, which is included in the Company’s Communications segment; (ii) a heavy civil construction services company, which is included in the Company’s Power Generation and Industrial segment; and (iii) an oil and gas pipeline equipment company, which is included in the Company’s Oil and Gas segment. The aggregate purchase price for these entities, as adjusted, was composed of approximately $117.6 million in cash, net of cash acquired, and estimated earn-out liabilities, net, totaling $98.5 million. As of December 31, 2019, the range of remaining potential undiscounted earn-out liabilities, net, for the 2017 acquisitions was estimated to be between $52 million and $187 million; however, there is no maximum payment amount.
Pro Forma Financial Information and Acquisition Results. For the years ended December 31, 2019, 2018 and 2017, unaudited supplemental pro forma revenue totaled approximately $7,417.9 million, $7,407.8 million and $6,724.8 million, respectively, and unaudited supplemental pro forma net income totaled approximately $405.8 million, $258.7 million and $351.3 million, respectively.
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
For the years ended December 31, 2019, 2018 and 2017, the Company’s consolidated results of operations included acquisition-related revenue of approximately $188.3 million, $154.4 million and $160.1 million, respectively. For the year ended December 31, 2019, acquisition-related net loss totaled approximately $1.4 million, and for the years ended December 31, 2018 and 2017, acquisition-related net income totaled approximately $1.4 million and $10.2 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.
Note 4 – Fair Value of Financial Instruments
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of Earn-outs. As of December 31, 2019 and 2018, the estimated fair value of the Company’s Earn-out liabilities totaled $173.2 million and $118.1 million, respectively, of which $54.1 million and $29.6 million, respectively, was included within other current liabilities. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. As of December 31, 2019, the range of potential undiscounted Earn-out liabilities was estimated to be between $54 million and $274 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. Measurement period adjustments for Earn-out liabilities, which are fair value adjustments relating to new information obtained about the facts and circumstances existing as of the date of acquisition for a period of up to one year, are recorded to goodwill. Other revisions to the expected fair values of the Company’s traditional earn-out liabilities are reflected as income or expense, as appropriate, and, for the mandatorily redeemable non-controlling interest, are recorded as interest expense, net. Earn-out payments, to the extent they relate to estimated liabilities as of the date of acquisition, are reflected within financing activities in the consolidated statements of cash flows. Payments in excess of acquisition date liabilities are classified within operating activities.
For the years ended December 31, 2019, 2018 and 2017, additions to acquisition-related contingent consideration and other liabilities from new business combinations totaled approximately $45.2 million, $1.5 million and $102.5 million, respectively. For the year ended December 31, 2019, fair value adjustments totaled a net increase of approximately $51.0 million, and primarily related to earn-outs for businesses in the Company’s Oil and Gas and Communications segments. Fair value adjustments, including those related to finalization of completed earn-out arrangements, totaled a net increase of approximately $17.5 million for the year ended December 31, 2018, primarily for businesses in the Company’s Oil and Gas and Communications segments, and for the year ended December 31, 2017, totaled a decrease of $12.3 million for businesses in the Company’s Communications and Electrical Transmission segments. Measurement period adjustments totaled a decrease of approximately $6.1 million for the year ended December 31, 2019 and related primarily to businesses in the Company’s Oil and Gas and Communications segments. Measurement period adjustments totaled a net increase of approximately $5.0 million for the year ended December 31, 2018 and related primarily to a business in the Company’s Oil and Gas segment. Earn-out payments totaled $35.0 million, $23.1 million and $18.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Equity Investments
The Company’s equity investments as of December 31, 2019 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”), which are accounted for as equity method investments; (ii) a $15 million investment in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; (iv) the Company’s equity interests in Pensare Acquisition Corp. (“Pensare”); and (v) certain other equity investments.
As of December 31, 2019 and 2018, the aggregate carrying value of the Company’s equity investments totaled approximately $196 million and $197 million, respectively, including approximately $18 million of equity investments measured on an adjusted cost basis as of both December 31, 2019 and 2018. There were no impairments of, or material changes in, the fair value of these investments during either of the years then ended.
The Waha JVs. The Waha JVs own and operate two pipelines and a header system that transport natural gas to the Mexican border for export. For the years ended December 31, 2019, 2018 and 2017, the Company made equity contributions to these joint ventures of approximately $1 million, $28 million and $73 million, respectively.
Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $27.3 million, $23.9 million and $21.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $48.0 million as of December 31, 2019. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $9.1 million and $10.9 million for the years ended December 31, 2019 and 2018, respectively. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs, due primarily to capitalized investment costs, totaled approximately $174 million and $168 million as of December 31, 2019 and 2018, respectively. In the past, certain subsidiaries of MasTec have provided pipeline construction services to the Waha JVs. Revenue recognized in connection with work performed for the Waha JVs, including intercompany eliminations, totaled $256.1 million for the year ended December 31, 2017.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps, which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the year ended December 31, 2019, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps totaled losses of approximately $19.9 million, or $15.0 million, net of tax, and for the years ended December 31, 2018 and 2017, totaled gains of approximately $7.7 million and $0.8 million, respectively, or $5.9 million and $0.5 million, net of tax, respectively.
Other Investments. During 2017, the Company paid $2.0 million for approximately 4% of the common stock of Pensare and warrants to purchase 2.0 million shares of Pensare common stock, which is a special purpose acquisition company focusing on transactions in the telecommunications industry. José R. Mas, MasTec’s Chief Executive Officer, is a director of Pensare. The shares of common stock purchased by MasTec are not transferable or salable until one year after Pensare successfully completes a business combination transaction, with limited exceptions, as specified in the agreement. The warrants are exercisable at a purchase price of $11.50 per share after Pensare successfully completes a business combination transaction. Both the warrants and the shares contain an expiration and/or forfeiture clause without the successful completion of a business combination transaction, for which the completion date was extended in the fourth quarter of 2019 from December 1, 2019 to April 1, 2020. On July 25, 2019, Pensare entered into a business combination agreement with Stratos Management Systems, Inc. and its operating companies, which do business as Computex Technology Solutions (collectively, “Computex”), an information technology service provider, the completion of which is pending. During the year ended December 31, 2019, certain holders of Pensare’s redeemable common stock elected to redeem their shares, the effect of which was to increase the Company’s ownership interest in Pensare to approximately 21%. The Company does not have the ability to exert significant influence over the operating and financial policies of Pensare, therefore, the shares are measured on an adjusted cost basis.
The warrants, which are derivative financial instruments, and the shares are included within other long-term assets in the Company’s consolidated financial statements as of both December 31, 2019 and 2018. Due to the nature of the restrictions, the fair value of the shares is not readily determinable. The fair value of the warrants is determined based on observable and unobservable Level 3 inputs, including market volatility and the rights and obligations of the warrants. For both the years ended December 31, 2019 and 2018, there were no material changes in the fair value of the Company’s investment in Pensare.
The Company has equity interests in two telecommunications entities that provide certain services to MasTec. Expense recognized in connection with these arrangements totaled $7.0 million for the year ended December 31, 2019, and related amounts payable were de minimis as of December 31, 2019.
During 2018, the Company invested $10.0 million for an equity interest of approximately 40% in LifeShield, LLC (“LifeShield”), a home security company, which was measured under the fair value option. As of December 31, 2018, the fair value of this investment was determined to approximate its purchase price. In February 2019, the Company sold its equity interest in LifeShield for approximately $11 million, subject to customary escrow arrangements.
In connection with a 2014 acquisition, the Company acquired an investment that was subsequently managed by a receiver, and in 2019, was liquidated. The Company received $3.9 million, $5.4 million and $22.5 million of proceeds from the receiver during the years ended December 31, 2019, 2018, and 2017, respectively.
Summarized Financial Information of Equity Method Investments
The following presents summarized information for the entities that comprise the Company’s significant equity method investments (in millions):

	December 31,
	2019	2018
Current assets	$144.5	$137.3
Long-term assets	1,359.9	1,352.1
Total assets	$1,504.4	$1,489.4

Current liabilities	$34.9	$31.3
Long-term liabilities	978.6	966.1
Total liabilities	$1,013.5	$997.4

	For the Years Ended December 31,
	2019	2018	2017
Revenue	$152.4	$145.8	$114.5
Net income	$82.8	$72.4	$64.5

Senior Notes

As of both December 31, 2019 and 2018, the gross carrying amount of the Company’s 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”), which are measured at fair value on a non-recurring basis, totaled $400 million. As of December 31, 2019 and 2018, the estimated fair value of the 4.875% Senior Notes, based on Level 1 inputs, totaled $404.5 million and $392.0 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance and contract assets (together “accounts receivable, net”) as of the dates indicated (in millions):

	December 31,
	2019	2018
Contract billings	$860.4	$687.6
Less allowance for doubtful accounts	(10.1)	(16.3)
Accounts receivable, net of allowance	$850.3	$671.3

Retainage	$345.2	$230.2
Unbilled receivables	679.4	1,022.4
Contract assets	$1,024.6	$1,252.6

Contract billings represent the amount of performance obligations that have been billed but not yet collected. Contract assets consist of unbilled receivables (previously referred to as costs and earnings in excess of billings) and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). Retainage is not considered to be a significant financing component because the intent is to protect the customer. Unbilled receivables and retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. The decrease in the unbilled receivables balance for the year ended December 31, 2019 was driven largely by timing of billings and collections for long-haul project activity in the Company’s Oil and Gas segment, offset, in part, by increases on certain projects in our Communications and Power Generation and Industrial segment. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Accounts receivable balances expected to be collected beyond one year are recorded within other long-term assets. For the years ended December 31, 2019 and 2018, provisions for doubtful accounts totaled $1.7 million and $8.6 million, respectively, and amounts charged against the allowance totaled $7.9 million and $0.5 million, respectively. Impairment losses on contract assets were not material for the year ended December 31, 2019.
Contract liabilities, which are generally classified within current liabilities on the Company’s consolidated balance sheets, consist primarily of deferred revenue (previously referred to as billings in excess of costs and earnings). Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $206.2 million and $231.6 million as of December 31, 2019 and 2018, respectively, of which deferred revenue comprised approximately $184.1 million and $227.1 million, respectively. For the year ended December 31, 2019, the Company recognized revenue of approximately $199.2 million related to amounts that were included in deferred revenue as of December 31, 2018, resulting primarily from the advancement of physical progress on the related projects during the period.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. These arrangements, under which amounts can vary based on levels of activity, interest rates and changes in customer payment terms, improve the collection cycle time of the related receivables. Cash collected from these arrangements is reflected within cash provided by operating activities in the consolidated statements of cash flows. The discount charge, which is included within interest expense, net, totaled approximately $10.1 million, $11.1 million and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	December 31,
	2019	2018	Estimated Useful Lives (in years)
Land	$4.9	$4.6
Buildings and leasehold improvements	35.8	30.3	3-40
Machinery and equipment	1,659.4	1,391.8	2-20
Office furniture and equipment	197.3	166.7	3-7
Construction in progress	26.1	20.1
Total property and equipment	$1,923.5	$1,613.5
Less accumulated depreciation and amortization	(1,017.7)	(865.7)
Property and equipment, net	$905.8	$747.8

The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $138.2 million and $122.0 million as of December 31, 2019 and 2018, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $31.5 million and $26.5 million as of December 31, 2019 and 2018, respectively. Depreciation and amortization expense associated with property and equipment for the years ended December 31, 2019, 2018 and 2017 totaled $212.5 million, $192.3 million and $167.2 million, respectively. Accrued capital expenditures, the effects of which are excluded from capital expenditures in the Company’s consolidated statements of cash flows given their non-cash nature, totaled $5.2 million and $4.0 million as of December 31, 2019 and 2018, respectively.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2019	2018
Senior secured credit facility:	September 19, 2024
Revolving loans		$339.2	$456.9
Term loan		400.0	376.9
4.875% Senior Notes	March 15, 2023	400.0	400.0
Finance lease and other obligations		305.6	183.2
Total long-term debt obligations		$1,444.8	$1,417.0
Less unamortized deferred financing costs		(12.4)	(10.1)
Total debt, net of deferred financing costs		$1,432.4	$1,406.9
Current portion of long-term debt		118.4	82.7
Long-term debt		$1,314.0	$1,324.2

Senior Secured Credit Facility
The Credit Facility, which is a senior secured credit facility, was amended and restated on September 19, 2019 (the “Credit Facility”). The Credit Facility, which has a maturity date of September 19, 2024, increased the Company’s aggregate borrowing commitments from approximately $1.5 billion to $1.75 billion as of December 31, 2019, which amount is composed of $1.35 billion of revolving commitments and a term loan in the aggregate principal amount of $400 million. The term loan is subject to amortization in quarterly principal installments of $2.5 million commencing in December 2020, which amount will increase to $5.0 million commencing in December 2021. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
The Credit Facility allows the Company to borrow either in Canadian dollars and/or Mexican pesos, up to an aggregate equivalent amount of $300 million. The maximum amount available for letters of credit under the Credit Facility is $650 million, of which up to $200 million can be denominated in either Canadian dollars and/or Mexican pesos. The Credit Facility also provides for swing line loans of up to $125 million, and, subject to certain conditions, the Company has the option to increase revolving commitments and/or establish additional term loan tranches equal to the Incremental Facilities Limit (as defined in the Credit Facility). Subject to the terms and conditions described in the Credit Facility, these additional term loan tranches may rank equal or junior in respect of right of payment and/or collateral to the Credit Facility, and may, subject to certain limitations in the Credit Facility, have terms that differ from the Credit Facility. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including equity investments, potential acquisitions or other strategic arrangements, the repurchase or prepayment of indebtedness, including repayment of term loans, and share repurchases.

Outstanding revolving loans and the term loan under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) a Eurocurrency Rate, as defined in the Credit Facility, plus a margin of 1.25% to 1.75% (under the previous Credit Facility, the margin was from 1.25% to 2.00%), or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.25% to 0.75% (under the previous Credit Facility the margin was 0.25% to 1.00%). The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) the Eurocurrency Rate plus 1.00%. Financial standby letters of credit and commercial letters of credit issued under the Credit Facility are subject to a letter of credit fee of 1.25% to 1.75% (under the previous Credit Facility, the letter of credit fee was from 1.25% to 2.00%), and performance standby letters of credit issued under the Credit Facility are subject to a letter of credit fee of 0.375% to 0.75% (under the previous Credit Facility, the letter of credit fee was from 0.50% to 1.00%). The Company must also pay a commitment fee to the lenders of 0.20% to 0.30% on any unused availability under the Credit Facility (under the previous Credit Facility, the fee was from 0.20% to 0.40%). In each of the foregoing cases, the applicable margin or fee is based on the Company’s Consolidated Leverage Ratio, as defined in the Credit Facility, as of the then most recent fiscal quarter.
As of December 31, 2019 and 2018, outstanding revolving loans, which included $138 million and $128 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 3.50% and 4.23% per annum, respectively. The term loan accrued interest at a rate of 3.05% and 4.27% as of December 31, 2019 and 2018, respectively. Letters of credit of approximately $98.0 million and $88.2 million were issued as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, letter of credit fees accrued at 0.375% and 0.875% per annum, respectively, for performance standby letters of credit, and at 1.25% and 1.75% per annum, respectively, for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2019 and 2018, availability for revolving loans totaled $912.8 million and $554.9 million, respectively, or up to $552.0 million and $554.9 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $162.4 million and $91.9 million of availability in either Canadian dollars or Mexican pesos as of December 31, 2019 and 2018, respectively. The unused facility fee as of December 31, 2019 and 2018 accrued at a rate of 0.20% and 0.35%, respectively.
The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions. Under the Credit Facility, if the Loan Party EBITDA, as defined, as of the last four consecutive fiscal quarters does not represent at least 80% of the Adjusted Consolidated EBITDA, as defined in the Credit Facility, for such period, then the Company must designate additional subsidiaries as Guarantor Subsidiaries, and cause them to join the applicable guaranty and security agreements to the Credit Facility. Additionally, any domestic subsidiary with consolidated EBITDA of at least 15% of the Adjusted Consolidated EBITDA must become a Guarantor Subsidiary and join the applicable guaranty and security agreements.
The Credit Facility requires that the Company maintain a maximum Consolidated Leverage Ratio, as defined in the Credit Facility, of 3.50 times (subject to the Acquisition Adjustment described below). The Credit Facility also requires that the Company maintain a minimum Consolidated Interest Coverage Ratio, as defined in the Credit Facility, of 3.00 times. The Credit Facility provides that, for purposes of calculating the Consolidated Leverage Ratio, funded indebtedness excludes undrawn standby performance letters of credit and is further reduced by unrestricted cash over certain thresholds. Additionally, notwithstanding the terms discussed above, subject to certain conditions, if a Permitted Acquisition, as defined in the Credit Facility, or series of Permitted Acquisitions having consideration exceeding $100 million occurs during a fiscal quarter, the maximum Consolidated Leverage Ratio may be temporarily increased to up to 4.00 times during such fiscal quarter and the subsequent four fiscal quarters (the “Acquisition Adjustment”). Such right may be exercised no more than two times during the term of the Credit Facility. Subject to customary exceptions, the Credit Facility limits the Borrowers’ (as defined in the Credit Facility) and the Guarantor Subsidiaries’ ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, asset sales, debt prepayments, lien incurrence and the making of cash distributions or repurchases of the Company’s common stock. However, distributions payable solely in common stock are not restricted. The Credit Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Facility obligations.
Other Credit Facilities. The Company has other credit facilities that support: (i) the working capital requirements of its foreign operations, and (ii) certain letter of credit issuances. Borrowings under the Company’s foreign credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. As of both December 31, 2019 and 2018, maximum borrowing capacity under these credit facilities totaled Canadian $20.0 million, or approximately $15.4 million and $14.7 million, respectively, and there were no outstanding borrowings. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, which are included within other debt obligations in the table above, are classified within long-term debt in the Company’s consolidated balance sheets. Additionally, the Company has a separate credit facility, which is renewable on an annual basis, under which it may issue up to $50.0 million of performance standby letters of credit.  As of December 31, 2019 and 2018, letters of credit issued under this facility totaled $17.1 million and $40.2 million, respectively, and accrued fees at 0.40% and 0.75% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
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
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of December 31, 2019 and 2018.
Contractual Maturities of Debt
Contractual maturities of MasTec’s debt, which includes finance lease obligations, as of December 31, 2019 were as follows (in millions):

2020	$118.4
2021	114.9
2022	85.2
2023	441.0
2024	685.3
Thereafter	—
Total	$1,444.8

As of December 31, 2019 and 2018, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $7.5 million and $7.4 million, respectively.
Note 8 – Lease Obligations
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies for information pertaining to the Company’s adoption of ASU 2016-02, Leases (Topic 842).
Finance Leases
The gross amount of assets held under finance leases as of December 31, 2019 and 2018 totaled $463.5 million and $337.6 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $375.9 million and $246.8 million as of December 31, 2019 and 2018, respectively. Depreciation expense associated with assets held under finance leases totaled $48.6 million for the year ended December 31, 2019.
Operating Leases
Operating lease additions for the year ended December 31, 2019, excluding the effect of adoption of ASU 2016-02 of approximately $230 million, totaled $103 million. For the year ended December 31, 2019, rent expense for operating leases that have terms in excess of one year totaled approximately $114.5 million, of which $10.4 million represented variable lease costs. The Company also incurred rent expense for operating leases with terms of one year or less totaling approximately $448.2 million for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, rent and related expense for operating leases that have non-cancelable terms in excess of one year totaled approximately $115.0 million and $104.2 million, respectively, and rent and related expense for operating leases having original terms of one year or less totaled approximately $472.1 million and $461.0 million, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, and is included within operating activities in the consolidated statements of cash flows.

Additional Lease Information
Future minimum lease commitments as of December 31, 2019 were as follows (in millions):

	Finance Leases	Operating Leases
2020	$122.4	$88.8
2021	107.9	65.9
2022	67.4	41.6
2023	21.4	20.2
2024	1.1	12.8
Thereafter	—	28.7
Total minimum lease payments	$320.2	$258.0
Less amounts representing interest	(18.9)	(21.8)
Total lease obligations, net of interest	$301.3	$236.2
Less current portion	111.6	81.6
Long-term portion of lease obligations, net of interest	$189.7	$154.6

As of December 31, 2019, finance leases had a weighted average remaining lease term of 2.8 years and a weighted average discount rate of 4.1%. Non-cancelable operating leases had a weighted average remaining lease term of 4.2 years and a weighted average discount rate of 4.2% as of December 31, 2019. As of December 31, 2019, future lease obligations for leases that had not yet commenced totaled approximately $1.4 million. These leases commence in 2020 with lease terms ranging from one to four years.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company’s stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance, include: the MasTec, Inc. 2013 Incentive Compensation Plan (as amended from time to time, the “2013 Incentive Plan”), the MasTec, Inc. Bargaining Units Employee Stock Purchase Plan (the “2013 Bargaining Units ESPP”) and the MasTec, Inc. 2011 Amended and Restated Employee Stock Purchase Plan (the “2011 ESPP,” and, together with the 2013 Bargaining Units ESPP, the “ESPPs”). The 2013 Incentive Plan permits a total of approximately 7,391,000 shares of the Company’s common stock to be issued. Under the Company’s ESPPs, shares of the Company’s common stock are available for purchase by eligible participants, which collectively permit the issuance of up to 3,000,000 new shares of MasTec, Inc. common stock. Under all stock-based compensation plans in effect as of December 31, 2019, there were approximately 3,865,000 shares available for future grant.
Non-cash stock-based compensation expense under all plans totaled $16.4 million, $13.5 million and $15.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $7.9 million, $4.9 million and $11.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $3.9 million, $1.6 million and $5.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of December 31, 2019, total unearned compensation related to restricted shares was approximately $33.5 million, which is expected to be recognized over a weighted average period of approximately 2.3 years. The total fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $25.0 million, $16.6 million and $39.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2017	1,448,591	$23.29
Granted	423,596	41.41
Vested	(554,900)	17.73
Canceled/forfeited	(47,054)	22.26
Non-vested restricted shares, as of December 31, 2018	1,270,233	$31.80
Granted	458,670	53.67
Vested	(494,910)	18.54
Canceled/forfeited	(12,400)	33.87
Non-vested restricted shares, as of December 31, 2019	1,221,593	$45.36

(a)	Includes 18,700 and 27,550 restricted stock units as of December 31, 2018 and 2017, respectively.
Employee Stock Purchase Plans
The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Years Ended December 31,
	2019	2018	2017
Cash proceeds (in millions)	$4.7	$4.2	$3.3
Common shares issued	111,136	110,506	92,145
Weighted average price per share	$42.46	$37.98	$35.92
Weighted average per share grant date fair value	$10.71	$9.36	$9.24

401(k) Plan. MasTec has a 401(k) plan covering all eligible employees, which allows participants to contribute up to 75% of their pre-tax annual compensation to the plan, subject to certain limitations. Company contributions under the plan are based upon a percentage of the employee’s salary, subject to certain limitations as defined by the plan. During the years ended December 31, 2019, 2018 and 2017, matching contributions totaled approximately $16.5 million, $13.4 million and $11.9 million, respectively.
Deferred Compensation Plans. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. The Company also offers a deferred compensation plan to its Board of Directors, under which directors may elect to defer the receipt of compensation for their services. Total deferred compensation plan assets, which are included within other long-term assets in the consolidated balance sheets, totaled $11.9 million and $10.0 million as of December 31, 2019 and 2018, respectively. Total deferred compensation plan liabilities, which are included within other long-term liabilities in the consolidated balance sheets, totaled $12.3 million and $10.2 million as of December 31, 2019 and 2018, respectively.
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
Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions (in millions) For the Years Ended December 31,					Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2019	2018		2017	Expiration Date of CBA	2019	As of		2018	As of		FIP/RP Status	Surcharge
Central Pension Fund of the IUOE & Participating Employers	36-6052390	001	$12.6	$20.4		$21.6	05/31/2020	Green	01/31/2019		Green	01/31/2018		NA	No
Pipeline Industry Pension Fund	73-6146433	001	9.6	20.7		28.8	05/31/2020	Green	12/31/2018	(a)	Green	12/31/2017	(a)	NA	No
International Union of Operating Engineers Local 132 Pension Fund	55-6015364	001	5.0	5.6		2.3	05/31/2020	Green	03/31/2019	(a)	Green	03/31/2018		NA	No
West Virginia Laborers' Pension Trust Fund	55-6026775	001	4.9	4.5		3.0	05/31/2020	Green	03/31/2019	(a)	Green	03/31/2018	(a)	NA	No
Teamsters National Pipe Line Pension Plan	46-1102851	001	4.5	7.4		7.6	05/31/2020	Green	12/31/2018	(a)	Green	12/31/2017	(a)	NA	No
IBEW Local 1249 Pension Plan	15-6035161	001	3.2	2.2		1.5	05/02/2021	Green	12/31/2018		Yellow	12/31/2017		NA	No
Laborers' National Pension Fund	75-1280827	001	3.0	4.1		3.5	05/31/2020	Red	12/31/2018	(a)	Red	12/31/2017		Implemented	No
Laborers' District Council of Western Pennsylvania Pension Fund	25-6135576	001	1.9	1.4		0.6	05/31/2020	Yellow	12/31/2018		Red	12/31/2017		Implemented	No
Midwest Operating Engineers Pension Trust Fund	36-6140097	001	1.8	1.5		0.1	05/31/2020	Yellow	03/31/2019	(b)	Yellow	03/31/2018	(b)	Implemented	No
Employer- Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850	001	1.7	1.5		0.3	05/31/2020	Red	12/31/2018	(a), (b)	Red	12/31/2017	(b)	Implemented	No
Laborers' Local Union No. 158 Pension Plan	23-6580323	001	1.5	1.5		1.8	05/31/2020	Green	12/31/2018	(a)	Green	12/31/2017	(a)	NA	No
Laborers' Pension Fund of Roanoke, Virginia	54-6111015	001	1.5	2.5		0.1	05/31/2020	Green	09/30/2018	(a)	Green	09/30/2017		NA	No
Laborers District Council & Contractors Pension Fund of Ohio	31-6129964	001	1.4	1.8		2.5	05/31/2020	Green	12/31/2018		Green	12/31/2017		NA	No
Central Laborers' Pension Fund	37-6052379	001	1.3	0.9		0.5	05/31/2020	Yellow	12/31/2018	(b)	Yellow	12/31/2017	(b)	Implemented	No
National Electrical Benefit Fund	53-0181657	001	1.2	1.4		1.8	Varies through 5/31/2021	Green	12/31/2018		Green	12/31/2017		NA	No
Michigan Laborers' Pension Plan	38-6233976	001	1.1	1.5		2.0	05/31/2020	Yellow	08/31/2019		Yellow	08/31/2018	(b)	Implemented	No
Ohio Operating Engineers Pension Plan	31-6129968	001	0.8	2.1		4.9	05/31/2020	Green	07/31/2018		Green	07/31/2017		NA	No
Operating Engineers' Local 324 Pension Fund	38-1900637	001	—	0.6		2.1	05/31/2020	Red	04/30/2019		Red	04/30/2018		Implemented	No
Other funds			9.9	10.8	(c)	7.1	(c)
Total multiemployer pension plan contributions			$66.9	$92.4		$92.1

(a)	The Company’s contributions to this plan represent greater than 5% of the plan’s total contributions.

(b)	This plan has utilized extended amortization provisions, which provide plans with extensions of time to amortize pension funding shortfalls.

(c)
Contribution amounts for 2018 and 2017 include approximately $0.2 million and $0.7 million, respectively, for Canadian multiemployer pension plans. Canadian multiemployer pension plans are not subject to the provisions of ERISA or the funding rules under the PPA that apply to U.S. registered multiemployer pension plans. Contributions to Canadian multiemployer pension plans are based on fixed amounts per hour per employee for employees covered under these plans.

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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
For the Years Ended December 31:	Low	High	Pension	Other Multiemployer	Total
2019	1,119	5,349	$66.9	$5.7	$72.6
2018	1,626	6,336	$92.4	$7.3	$99.7
2017	550	7,057	$92.1	$10.3	$102.4

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
For the year ended December 31, 2019, share repurchases, which were completed under the Company’s September 2018 $150 million share repurchase program, totaled approximately $0.6 million. During the year ended December 31, 2018, the Company repurchased approximately 7.2 million shares of its common stock for an aggregate purchase price of $319.0 million. Of the 7.2 million repurchased shares, 2.9 million were repurchased for $120.6 million under the Company’s September 2018 $150 million share repurchase program, 2.0 million were repurchased for $98.4 million under a $100 million share repurchase program that was established in 2016 and completed in the first quarter of 2018 and 2.3 million were repurchased under the Company’s March 2018 $100 million share repurchase program that was completed in the third quarter of 2018. During the year ended December 31, 2017, share repurchases totaled approximately $1.6 million.
As of December 31, 2019, $128.8 million was available for future share repurchases under all of the Company’s open share repurchase programs, which included $28.8 million under the Company’s September 2018 share repurchase program, and the full amount of the Company’s December 2018 $100 million share repurchase program.
Accumulated Other Comprehensive Loss
A rollforward of activity within accumulated other comprehensive income (loss) for the periods indicated was as follows (in thousands):

	For the Years Ended December 31,
	2019			2018			2017
	Foreign Currency	Other	Total	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(65,496)	$5,002	$(60,494)	$(62,851)	$(861)	$(63,712)	$(64,478)	$(1,336)	$(65,814)
Unrealized (losses) gains, net of tax	(189)	(15,023)	(15,212)	(2,645)	5,863	3,218	1,627	475	2,102
Balance as of December 31	$(65,685)	$(10,021)	$(75,706)	$(65,496)	$5,002	$(60,494)	$(62,851)	$(861)	$(63,712)

Unrealized foreign currency activity, net, for the three years in the period ended December 31, 2019 relates to the Company’s operations in Canada and Mexico, and unrealized investment activity, net, relates to unrealized gains and losses on interest rate swaps associated with the Waha JVs.

Note 12 – Income Taxes
The components of income before income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Domestic	$452.2	$341.1	$334.9
Foreign	58.7	24.2	36.9
Total	$510.9	$365.3	$371.8

The provision for income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Current:
Federal	$77.4	$26.7	$(6.0)
Foreign	6.2	9.4	11.5
State and local	15.6	10.5	(0.8)
	$99.2	$46.6	$4.7
Deferred:
Federal	$22.4	$43.9	$18.2
Foreign	(2.8)	3.3	(7.5)
State and local	(2.0)	12.3	7.6
	$17.6	$59.5	$18.3
Provision for income taxes	$116.8	$106.1	$22.9

The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated were as follows (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Accrued insurance	$28.6	$25.9
Operating loss carryforwards and tax credits	70.5	67.7
Compensation and benefits	16.8	15.2
Bad debt	0.9	2.4
Other	11.5	8.4
Valuation allowance	(48.8)	(40.6)
Total deferred tax assets	$79.5	$79.0
Deferred tax liabilities:
Property and equipment	$179.5	$146.3
Goodwill	49.6	55.6
Other intangible assets	35.0	28.1
Gain on remeasurement of equity investee	7.0	7.1
Revenue recognition	20.6	21.6
Investments in unconsolidated entities	74.0	67.9
Other	10.1	16.1
Total deferred tax liabilities	$375.8	$342.7
Net deferred tax liabilities	$(296.3)	$(263.7)

In assessing the ability to realize the Company’s deferred tax assets, management considers whether it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the Company’s projected future taxable income and prudent and feasible tax planning strategies in making this assessment. The Company’s valuation allowances as of December 31, 2019 and 2018 are related primarily to foreign net operating losses and deferred tax assets.

The Company’s deferred tax assets for its state net operating loss carryforwards, which may be carried forward from 5 years to indefinitely depending on the jurisdiction, totaled approximately $11.5 million and $11.9 million as of December 31, 2019 and 2018, respectively. The Company’s deferred tax assets for its foreign net operating loss carryforwards, which are primarily related to the Company’s Canadian operations, totaled approximately $57.4 million and $50.8 million as of December 31, 2019 and 2018, respectively. The Canadian net operating loss carryforwards, which make up the majority of the foreign net operating loss carryforwards, begin to expire in 2033. The Company’s deferred tax assets for its federal net operating loss carryforwards, which begin to expire in 2022, totaled $0.1 million and $0.2 million as of December 31, 2019 and 2018, respectively.
In December 2017, the 2017 Tax Act was enacted, which includes broad tax reform that is applicable to the Company. Under the provisions of the 2017 Tax Act, the U.S. corporate tax rate decreased from 35% to 21% effective January 1, 2018. As a result, the Company initially remeasured its U.S. deferred income tax balances as of December 31, 2017 and made a provisional estimate of the effects of the 2017 Tax Act, which resulted in a non-cash tax benefit of $120.1 million for the year ended December 31, 2017. Due to the complexities involved in accounting for the enactment of the 2017 Tax Act, the SEC issued Staff Accounting Bulletin (SAB 118), which was codified in March 2018 under ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 and amended Topic 740 to provide for a measurement period of up to one year within which to finalize initial estimates of the effects of the 2017 Tax Act. The Company recognized a net tax benefit of approximately $16.4 million for the year ended December 31, 2018 related to revisions of its initial estimates under the 2017 Tax Act, primarily from finalization of its tax return for the year ended December 31, 2017, as well as from certain tax accounting method changes and other adjustments. However, since many provisions of the 2017 Tax Act still do not have final guidance issued, it may be necessary for the Company to make future adjustments based on such new guidance.
As of December 31, 2019, because of the 2017 Tax Act, the Company will generally be free of additional U.S. federal tax consequences on distributed foreign subsidiary earnings due to a dividends received deduction implemented as part of the move to a territorial tax system. The Company has generally not made a provision for income taxes on unremitted foreign earnings because such earnings are insignificant and are intended to be indefinitely reinvested outside the United States. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future.
A reconciliation of the U.S. statutory federal income tax rate related to pretax income to the effective tax rate for the periods indicated is as follows:

	For the Years Ended December 31,
	2019	2018	2017
U.S. statutory federal rate applied to pretax income	21.0%	21.0%	35.0%
State and local income taxes, net of federal benefit	3.2	4.2	2.0
Foreign tax rate differential	0.2	1.5	0.3
Non-deductible expenses	1.7	1.7	2.2
Goodwill and intangible assets	(0.5)	3.6	(0.0)
Change in tax rate	(1.5)	(2.8)	(32.3)
Domestic production activities deduction	0.0	0.0	(0.2)
Other	(1.0)	(2.4)	(0.7)
Tax credits	(0.6)	(0.4)	(2.8)
Stock basis adjustment	(1.8)	0.0	0.0
Valuation allowance for deferred tax assets	2.2	2.6	2.7
Effective income tax rate	22.9%	29.0%	6.2%

A reconciliation of the beginning and ending amount of uncertain tax positions including interest and penalties is as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Beginning balance	$9.4	$8.1	$—
Additions based on tax positions related to the current year	3.7	2.7	3.2
Additions for tax positions of prior years	0.7	—	4.9
Reductions for tax positions of prior years	(0.3)	(1.4)	—
Ending balance	$13.5	$9.4	$8.1

The Company classifies interest and penalties on uncertain tax positions as a component of income tax expense in the consolidated statements of operations. Accrued interest and penalties related to uncertain tax positions were $1.3 million and $0.8 million as of December 31, 2019 and 2018, respectively, of which $0.5 million and $0.7 million were included in income tax expense for the years ended December 31, 2019 and 2018, respectively. If the Company were to recognize its gross unrecognized tax benefits as of December 31, 2019, approximately $13.5 million, including interest and penalties, would affect the Company’s effective tax rate.

The IRS is examining the Company’s 2016 and 2017 federal income tax returns. Certain state taxing authorities are examining various years. The final outcome of these examinations is not yet determinable. With few exceptions, as of December 31, 2019, the Company is no longer subject to state examinations by taxing authorities for years before 2016.
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

	For the Years Ended December 31,
Revenue:	2019	2018	2017
Communications (a)	$2,618.8	$2,556.8	$2,424.4
Oil and Gas	3,117.2	3,288.7	3,497.2
Electrical Transmission	413.9	397.3	378.2
Power Generation and Industrial	1,034.3	665.0	299.9
Other	0.2	3.5	20.8
Eliminations	(1.2)	(1.9)	(13.5)
Consolidated revenue	$7,183.2	$6,909.4	$6,607.0

(a)	Revenue generated primarily by utilities customers represented 15.0%, 14.9% and 13.4% of Communications segment revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

	For the Years Ended December 31,
EBITDA:	2019	2018	2017
Communications	$208.8	$290.4	$247.4
Oil and Gas	634.2	451.6	402.2
Electrical Transmission	29.5	10.5	17.6
Power Generation and Industrial	40.1	40.4	22.6
Other	26.5	24.4	19.8
Corporate	(115.7)	(156.4)	(88.7)
Consolidated EBITDA	$823.4	$660.8	$620.9
For the year ended December 31, 2019, Corporate EBITDA included $3.3 million of indefinite-lived pre-qualification intangible asset impairment charges. For the year ended December 31, 2018, Corporate EBITDA included $47.7 million of goodwill impairment charges and Other segment EBITDA included project gains of $1.0 million from a proportionately consolidated non-controlled Canadian joint venture, which is managed by a third party and for which the Company has minimal direct construction involvement. For the year ended December 31, 2017, Other segment EBITDA included project losses from this non-controlled joint venture of $7.9 million.

	For the Years Ended December 31,
Depreciation and Amortization:	2019	2018	2017
Communications	$65.0	$59.3	$53.2
Oil and Gas	127.2	113.7	96.7
Electrical Transmission	20.0	19.8	22.8
Power Generation and Industrial	14.1	13.7	9.1
Other	0.1	0.1	0.1
Corporate	9.1	6.3	6.1
Consolidated depreciation and amortization	$235.5	$212.9	$188.0

	As of December 31,
Assets:	2019	2018	2017
Communications	$1,958.1	$1,461.7	$1,314.4
Oil and Gas	1,762.4	1,965.3	1,762.6
Electrical Transmission	463.9	423.9	471.4
Power Generation and Industrial	570.5	358.7	288.6
Other	192.2	193.9	153.2
Corporate	49.9	36.5	76.4
Consolidated segment assets	$4,997.0	$4,440.0	$4,066.6

	For the Years Ended December 31,
Capital Expenditures:	2019	2018	2017
Communications	$36.0	$69.3	$40.5
Oil and Gas	59.7	83.5	57.7
Electrical Transmission	6.8	10.2	14.9
Power Generation and Industrial	12.7	6.5	5.4
Other	0.0	0.0	0.0
Corporate	11.3	10.9	4.9
Consolidated capital expenditures	$126.5	$180.4	$123.4

	For the Years Ended December 31,
EBITDA Reconciliation:	2019	2018	2017
Income before income taxes	$510.9	$365.3	$371.8
Plus:
Interest expense, net	77.0	82.6	61.0
Depreciation and amortization	235.5	212.9	188.0
Consolidated EBITDA	$823.4	$660.8	$620.9

Foreign Operations and Other. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico and the Caribbean. For the years ended December 31, 2019, 2018 and 2017, revenue of $6.9 billion, $6.7 billion and $6.4 billion, respectively, was derived from U.S. operations, and revenue of $233.5 million, $164.3 million and $211.5 million, respectively, was derived from foreign operations, the majority of which was from the Company’s Canadian operations in its Oil and Gas segment, and, to a lesser extent, from the Company’s wireless operations in Mexico. Long-lived assets held in the U.S. included property and equipment, net, of $874.7 million, $707.4 million and $649.5 million as of December 31, 2019, 2018 and 2017, respectively, and, for the Company’s businesses in foreign countries, totaled $31.1 million, $40.4 million and $57.0 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.4 billion as of December 31, 2019, and totaled $1.2 billion as of both December 31, 2018 and 2017, and for the Company’s businesses in foreign countries, totaled approximately $56.4 million, $61.5 million and $112.8 million, respectively. The majority of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of each December 31, 2019, 2018 and 2017, amounts due from customers from which foreign revenue was derived accounted for approximately 5% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. For the years ended December 31, 2019, 2018 and 2017, revenue from governmental entities was less than 1% of total revenue, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Customer:
AT&T (including DIRECTV®) (a)	20%	23%	25%
Equitrans Midstream Corporation/EQT Corporation (b)	11%	20%	—%
Energy Transfer affiliates (c)	8%	14%	40%

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

(b)
The Company's relationship with Equitrans Midstream Corporation and its affiliates, which was spun off from EQT Corporation and its affiliates in 2018, is based upon various construction contracts for pipeline activities. Revenue from Equitrans Midstream Corporation and its affiliates is included in the Oil and Gas segment.

(c)
The Company's relationship with Energy Transfer affiliates is based upon various construction contracts for pipeline activities with Energy Transfer Operating, L.P., and its subsidiaries and affiliates. Revenue from Energy Transfer affiliates is included in the Oil and Gas segment.

Note 14 – Commitments and Contingencies
MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business, including project contract price and acquisition purchase price disputes. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. The outcome of such cases, claims and disputes cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In 2019, an arbitration award related to a Canadian acquisition was finalized (the “Award”) in favor of MasTec for approximately $60 million, including recovery of certain legal and other costs. MasTec collected $32 million of this award in 2019, including approximately $16 million for recovery of legal fees and $5 million for recovery of interest costs. Although the Company is actively pursuing collection efforts related to the remaining amount of the Award, collectibility is uncertain, and as such, this amount has not been recognized in the Company’s consolidated financial statements.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2019 and 2018, there were $115.1 million and $128.4 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of December 31, 2019 or 2018.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2019 and 2018, outstanding performance and payment bonds approximated $551.4 million and $123.6 million, respectively, and estimated costs to complete projects secured by these bonds totaled $194.7 million and $53.0 million as of December 31, 2019 and 2018, respectively.
Investment Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. The Company also holds a 35% undivided interest in a proportionately consolidated non-controlled Canadian contractual joint venture that was underway when the Company acquired Pacer in 2014, whose sole activity was the construction of a bridge, a business in which the Company does not otherwise engage. This joint venture, which is managed by a third party, and for which the Company has minimal direct construction involvement, automatically terminates upon completion of the project. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of December 31, 2019, the Company was not aware of circumstances that would reasonably lead to material future claims against it in connection with these arrangements.
The Company has other investment arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional details regarding the Company’s other investment arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of December 31, 2019 and 2018, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $123.4 million and $108.9 million, respectively, of which $87.3 million and $70.8 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.2 million and $2.9 million as of December 31, 2019 and 2018, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $64.0 million and $67.6 million as of December 31, 2019 and 2018, respectively. Outstanding surety bonds related to self-insurance programs amounted to $38.5 million and $34.8 million as of December 31, 2019 and 2018, respectively.
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
The Company currently contributes, and in the past, has contributed, to plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of December 31, 2019, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2019 and 2018, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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

Concentrations of Risk. The Company is subject to certain risk factors, including, but not limited to: risks related to customer consolidation, rapid technological and regulatory changes; changes in customers’ capital spending plans; risks related to market conditions and/or economic downturns; competition; the ability to manage projects effectively and in accordance with management’s estimates; customer disputes related to the performance of services; the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice; seasonality, adverse weather conditions and fluctuations in operational factors; potential exposure to environmental liabilities; risks related to the Company’s acquisitions and investment arrangements, including acquisition integration and financing; recoverability of goodwill; exposure from system or information technology interruptions; governmental and/or regulatory changes or other factors affecting the industries in which the Company operates; collectibility of receivables and resolution of unapproved change orders; availability of qualified employees; the adequacy of our reserves; exposure to litigation; exposure related to foreign operations; and exposure to multiemployer pension plan liabilities. The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and maintains a diverse customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. MasTec’s customers include: public and private energy providers; pipeline operators; wireless and wireline/fiber service providers; broadband operators; install-to-the-home service providers; and government entities. The industries served by MasTec’s customers include, among others: communications; and utilities (including petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation; heavy civil and industrial infrastructure). The Company had approximately 475 customers for the year ended December 31, 2019. As of December 31, 2019, three customers each accounted for approximately 17%, 13% and 11%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. As of December 31, 2018, three customers each accounted for approximately 26%, 18% and 12%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 64%, 72% and 78%, of its revenue from its top ten customers for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing and business development activities from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the years ended December 31, 2019, 2018 and 2017, such payments to related party entities totaled approximately $108.0 million, $134.4 million and $110.7 million, respectively. Payables associated with such related party arrangements totaled approximately $14.7 million and $17.3 million as of December 31, 2019 and 2018, respectively. Revenue from such related party arrangements totaled approximately $2.3 million, $10.3 million and $2.6 million for the years ended December 31, 2019, 2018 and 2017, and related amounts receivable, net, were de minimis as of December 31, 2019 and totaled approximately $0.3 million as of December 31, 2018.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. In 2017, the Company acquired the remaining non-controlling interests of one of these entities, with which it previously had a subcontracting arrangement for the performance of ancillary oil and gas construction services, for approximately $21.4 million in cash and an estimated earn-out liability of $9.7 million, as adjusted. Cash paid to acquire the remaining interests of this entity is reflected within payments to non-controlling interests in the consolidated statements of cash flows.
In 2018, MasTec acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, was a minority owner, for approximately $6.1 million in cash and an estimated earn-out liability of approximately $1.4 million, net, as adjusted. Amounts outstanding for advances made by the Company on behalf of this entity totaled approximately $0.5 million, net, and $1.0 million as of December 31, 2019 and 2018, respectively, which are expected to be settled under customary terms associated with the related purchase agreement. In 2017, MasTec acquired an oil and gas pipeline equipment company that was formerly owned by a member of subsidiary management for approximately $40.6 million in cash and an estimated earn-out liability of $75.5 million, as adjusted. MasTec previously leased equipment from this company.
The Company rents and leases equipment and purchases equipment supplies and servicing from CCI, in which it has a 15% equity investment. Juan Carlos Mas serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. For the years ended December 31, 2019, 2018 and 2017, MasTec paid CCI approximately $41.7 million, $57.6 million and $54.9 million, net of rebates, respectively, related to this activity. Amounts payable to CCI, net of rebates receivable, totaled approximately $0.2 million as of December 31, 2019. As of December 31, 2018, amounts payable totaled $4.9 million, and rebates receivable totaled $2.9 million.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the years ended December 31, 2019, 2018 and 2017, MasTec incurred subcontracting expenses of approximately $10.3 million, $9.9 million and $78.0 million, respectively. As of December 31, 2019 and 2018, related amounts payable totaled approximately $0.2 million and $0.4 million, respectively.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For the years ended December 31, 2019, 2018 and 2017, MasTec paid approximately $2.4 million, $2.7 million and $2.0 million, respectively, related to this leasing arrangement.
MasTec performs construction services on a cost-plus basis on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are minority owners. Services provided by MasTec include the construction of a soccer facility and stadium. For the year ended December 31, 2019, MasTec charged approximately $12.6 million under these arrangements, of which $3.9 million was outstanding as of December 31, 2019.
MasTec leases employees and provides satellite communications services to a customer in which Jorge Mas and José R. Mas own a majority interest. For the years ended December 31, 2019, 2018 and 2017, MasTec charged approximately $1.4 million, $1.7 million and $1.6 million, respectively, to this customer. As of December 31, 2019 and 2018, outstanding receivables related to services provided totaled approximately $0.8 million and $0.6 million, respectively.
One of the Company’s subsidiaries has a subcontracting arrangement with a contractual joint venture in which it holds a 35% undivided interest, for which the related project was almost fully complete as of December 31, 2019. Outstanding performance guarantees on behalf of this contractual joint venture totaled Canadian $26.4 million as of both December 31, 2019 and 2018, or approximately $20.3 million and $19.4 million, respectively.
Split Dollar Agreements
MasTec has a split dollar life insurance agreement with (i) Jorge Mas, and José R. Mas and Juan Carlos Mas, as trustees of the Jorge Mas Irrevocable Trust (the “Jorge Mas trust”); and (ii) José R. Mas, and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the José Ramon Mas Irrevocable Trust (the “José R. Mas trust”), both of which were amended and restated in February 2018. The Company is the sole owner of each of the policies and is designated as the named fiduciary under each split dollar agreement, and the policies subject to the split dollar agreement may not be surrendered without the express written consent of the applicable trust. The total maximum face amount of the insurance policies subject to the split dollar agreements is capped at $200 million in the case of Jorge Mas and $75 million in the case of Jose R. Mas. Upon the death of the applicable executive or the survivor thereof and his wife under the applicable policy, the Company is entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. In addition, each executive is entitled to purchase the applicable policy under certain events, including a change in control of the Company.
The Company paid approximately $1.1 million in each of the years ended December 31, 2019, 2018 and 2017 in connection with the split dollar agreements for Jorge Mas, and paid approximately $0.7 million in each of the years ended December 31, 2019, 2018 and 2017 in connection with the split dollar agreements for José R. Mas. Life insurance assets associated with these agreements, which amounts are included within other long-term assets, totaled approximately $20.3 million and $18.5 million as of December 31, 2019 and 2018, respectively.
Note 16 – Quarterly Information (Unaudited)
The following table presents selected unaudited quarterly operating results for the years ended December 31, 2019 and 2018 (in millions, except per share data). The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and notes thereto. The sum of the individual quarterly amounts to the full year amounts as disclosed below may contain slight summation differences due to rounding.

	For the 2019 Quarters Ended				For the 2018 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenue	$1,518.3	$1,939.0	$2,016.6	$1,709.3	$1,396.8	$1,617.8	$1,977.2	$1,917.6
Costs of revenue, excluding depreciation and amortization	$1,312.0	$1,633.4	$1,690.6	$1,434.2	$1,237.3	$1,366.6	$1,681.4	$1,654.0
Net income	$43.1	$120.2	$130.1	$100.7	$26.5	$80.4	$120.5	$31.8
Net income attributable to MasTec, Inc.	$43.1	$119.7	$128.6	$100.9	$26.6	$80.5	$120.7	$31.9
Earnings per share:
Basic	$0.57	$1.59	$1.71	$1.34	$0.33	$1.02	$1.55	$0.42
Diluted	$0.57	$1.58	$1.69	$1.33	$0.32	$1.01	$1.52	$0.41

Certain transactions affecting comparisons of the Company’s quarterly results, which may not represent the amounts recognized for the full year for such transactions, include the following:

(i)
Indefinite-lived pre-qualification intangible asset impairment charges, pretax, totaling $3.3 million in the fourth quarter of 2019, and goodwill impairment charges, pretax, totaling $47.7 million in the fourth quarter of 2018;

(ii)	Project gains on a proportionately consolidated non-controlled Canadian joint venture, pretax, totaling $1.0 million in the second quarter of 2018;

(iii)	Excess tax benefits from share-based compensation of $2.3 million in the first quarter of 2019, and $1.6 million and $1.3 million in the fourth quarters of 2019 and 2018, respectively;

(iv)
Income tax effects from changes in Canadian provincial statutory tax rates, as well as changes in state tax rates, include a benefit of $1.4 million in the second quarter of 2019 and a benefit of $5.9 million in the fourth quarter of 2019. Income tax effects, primarily from the 2017 Tax Act, include an expense of $1.5 million in the second quarter of 2018, a benefit of $17.9 million in the third quarter of 2018 and an expense of $3.7 million in the fourth quarter of 2018.

Note 17 – Supplemental Guarantor Condensed Consolidating Financial Information
The 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are, as of December 31, 2019, each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”).  The Company’s subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary; if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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
The tables below may contain slight summation differences due to rounding.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Year Ended December 31, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$6,799.4	$474.7	$(90.9)	$7,183.2
Costs of revenue, excluding depreciation and amortization	—	5,703.4	457.7	(90.9)	6,070.2
Depreciation and amortization	—	214.0	21.5	—	235.5
Intangible asset impairment	—	—	3.3	—	3.3
General and administrative expenses	3.2	279.4	16.9	—	299.5
Interest expense (income), net	—	138.4	(61.4)	—	77.0
Equity in earnings of unconsolidated affiliates	—	(0.0)	(27.4)	—	(27.4)
Other expense (income), net	—	51.4	(37.3)	—	14.0
(Loss) income before income taxes	$(3.2)	$412.8	$101.4	$—	$510.9
Benefit from (provision for) income taxes	0.8	(111.5)	(6.1)	—	(116.8)
Net (loss) income before equity in income from subsidiaries	$(2.4)	$301.3	$95.3	$—	$394.1
Equity in income from subsidiaries, net of tax	394.7	—	—	(394.7)	—
Net income (loss)	$392.3	$301.3	$95.3	$(394.7)	$394.1
Net income attributable to non-controlling interests	—	—	1.8	—	1.8
Net income (loss) attributable to MasTec, Inc.	$392.3	$301.3	$93.5	$(394.7)	$392.3
Comprehensive income (loss)	$379.7	$303.3	$77.9	$(382.1)	$378.9

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in millions)

For the Year Ended December 31, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$6,539.3	$492.6	$(122.5)	$6,909.4
Costs of revenue, excluding depreciation and amortization	—	5,609.4	452.4	(122.5)	5,939.3
Depreciation and amortization	—	190.5	22.4	—	212.9
Goodwill impairment	—	—	47.7	—	47.7
General and administrative expenses	3.1	266.4	17.8	—	287.3
Interest expense (income), net	—	147.0	(64.4)	—	82.6
Equity in earnings of unconsolidated affiliates	—	—	(23.9)	—	(23.9)
Other expense (income), net	—	2.9	(4.7)	—	(1.8)
(Loss) income before income taxes	$(3.1)	$323.1	$45.3	$—	$365.3
Benefit from (provision for) income taxes	0.9	(94.2)	(12.8)	—	(106.1)
Net (loss) income before equity in income from subsidiaries	$(2.2)	$228.9	$32.5	$—	$259.2
Equity in income from subsidiaries, net of tax	261.9	—	—	(261.9)	—
Net income (loss)	$259.7	$228.9	$32.5	$(261.9)	$259.2
Net loss attributable to non-controlling interests	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to MasTec, Inc.	$259.7	$228.9	$32.9	$(261.9)	$259.7
Comprehensive income (loss)	$262.9	$228.9	$35.7	$(265.1)	$262.4

For the Year Ended December 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$6,222.3	$457.0	$(72.3)	$6,607.0
Costs of revenue, excluding depreciation and amortization	—	5,378.6	439.0	(72.3)	5,745.3
Depreciation and amortization	—	159.1	28.9	—	188.0
General and administrative expenses	2.3	256.3	16.5	—	275.1
Interest expense (income), net	—	123.6	(62.6)	—	61.0
Equity in earnings of unconsolidated affiliates	—	—	(21.3)	—	(21.3)
Other income, net	—	(13.0)	—	—	(13.0)
(Loss) income before income taxes	$(2.3)	$317.7	$56.5	$—	$371.8
Benefit from (provision for) income taxes	0.2	(18.1)	(5.0)	—	(22.9)
Net (loss) income before equity in income from subsidiaries	$(2.1)	$299.6	$51.5	$—	$348.9
Equity in income from subsidiaries, net of tax	349.3	—	—	(349.3)	—
Net income (loss)	$347.2	$299.6	$51.5	$(349.3)	$348.9
Net income (loss) attributable to non-controlling interests	—	2.4	(0.7)	—	1.7
Net income (loss) attributable to MasTec, Inc.	$347.2	$297.2	$52.2	$(349.3)	$347.2
Comprehensive income (loss)	$349.3	$299.6	$53.6	$(351.4)	$351.0

CONDENSED CONSOLIDATING BALANCE SHEETS (in millions)

As of December 31, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,987.8	$248.1	$(62.4)	$2,173.6
Property and equipment, net	—	862.0	43.9	—	905.8
Operating lease assets	—	214.7	15.2	—	229.9
Goodwill and other intangible assets, net	—	1,265.6	167.3	—	1,433.0
Investments in and advances to consolidated affiliates, net	1,768.9	1,233.5	—	(3,002.4)	—
Other long-term assets	18.4	42.6	193.8	—	254.7
Total assets	$1,787.3	$5,606.2	$668.3	$(3,064.8)	$4,997.0
Liabilities and equity
Total current liabilities	$0.1	$1,141.6	$139.8	$(62.4)	$1,219.1
Long-term debt, including finance leases	—	1,310.9	3.1	—	1,314.0
Advances from consolidated affiliates, net	—	—	167.5	(167.5)	—
Long-term operating lease liabilities	—	143.0	11.6	—	154.6
Other long-term liabilities	—	493.1	24.5	—	517.6
Total liabilities	$0.1	$3,088.6	$346.5	$(229.9)	$3,205.3
Total equity	$1,787.2	$2,517.6	$321.8	$(2,834.9)	$1,791.7
Total liabilities and equity	$1,787.3	$5,606.2	$668.3	$(3,064.8)	$4,997.0

As of December 31, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,993.0	$248.5	$(72.5)	$2,169.0
Property and equipment, net	—	699.2	48.6	—	747.8
Goodwill and other intangible assets, net	—	1,188.0	81.7	—	1,269.7
Investments in and advances to consolidated affiliates, net	1,373.1	1,138.4	816.9	(3,328.4)	—
Other long-term assets	16.8	42.0	194.6	—	253.4
Total assets	$1,389.9	$5,060.6	$1,390.3	$(3,400.9)	$4,440.0
Liabilities and equity
Total current liabilities	$—	$1,185.9	$170.2	$(72.5)	$1,283.6
Long-term debt, including finance leases	—	1,319.4	4.9	—	1,324.2
Other long-term liabilities	—	429.2	10.8	—	440.1
Total liabilities	$—	$2,934.5	$185.9	$(72.5)	$3,047.9
Total equity	$1,389.9	$2,126.1	$1,204.4	$(3,328.4)	$1,392.0
Total liabilities and equity	$1,389.9	$5,060.6	$1,390.3	$(3,400.9)	$4,440.0

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$467.2	$83.1	$—	$550.3
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(179.5)	—	—	(179.5)
Capital expenditures	—	(120.8)	(5.7)	—	(126.5)
Proceeds from sale of property and equipment	—	24.8	10.2	—	35.0
Payments for other investments	—	(4.3)	(1.3)	—	(5.6)
Proceeds from other investments	—	10.8	3.9	—	14.7
Net cash (used in) provided by investing activities	$—	$(269.0)	$7.1	$—	$(261.8)
Cash flows from financing activities:
Proceeds from credit facilities	—	3,015.3	10.6	—	3,025.9
Repayments of credit facilities	—	(3,116.0)	(10.6)	—	(3,126.6)
Repayments of other borrowings, net	—	(9.7)	(2.7)	—	(12.4)
Payments of finance lease obligations	—	(86.3)	(2.0)	—	(88.3)
Payments of acquisition-related contingent consideration	—	(34.3)	—	—	(34.3)
Proceeds from non-controlling interests	—	—	0.6	—	0.6
Proceeds from stock-based awards	4.7	—	—	—	4.7
Repurchase of common stock	(5.7)	—	—	—	(5.7)
Other financing activities, net	—	(5.5)	(3.0)	—	(8.5)
Net financing activities and advances from (to) consolidated affiliates	1.0	62.8	(63.8)	—	—
Net cash used in financing activities	$—	$(173.7)	$(70.9)	$—	$(244.6)
Effect of currency translation on cash	—	—	0.2	—	0.2
Net increase in cash and cash equivalents	$—	$24.5	$19.5	$—	$44.0
Cash and cash equivalents - beginning of period	—	11.9	15.6	—	27.4
Cash and cash equivalents - end of period	$—	$36.4	$35.1	$—	$71.4

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2018	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$341.6	$188.4	$—	$530.0
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(6.7)	—	—	(6.7)
Capital expenditures	—	(174.3)	(6.1)	—	(180.4)
Proceeds from sale of property and equipment	—	26.2	13.1	—	39.4
Payments for other investments	—	(11.8)	(27.6)	—	(39.5)
Proceeds from other investments	—	—	5.4	—	5.4
Net cash used in investing activities	$—	$(166.6)	$(15.2)	$—	$(181.8)
Cash flows from financing activities:
Proceeds from credit facilities	—	3,383.9	34.3	—	3,418.2
Repayments of credit facilities	—	(3,314.8)	(44.7)	—	(3,359.5)
Repayments of other borrowings, net	—	(17.1)	(0.3)	—	(17.4)
Payments of finance lease obligations	—	(66.6)	(5.6)	—	(72.2)
Payments of acquisition-related contingent consideration	—	(15.9)	—	—	(15.9)
Distributions to non-controlling interests	—	(0.6)	—	—	(0.6)
Proceeds from stock-based awards	4.0	—	—	—	4.0
Payments for stock-based awards	(3.8)	—	—	—	(3.8)
Repurchase of common stock	(313.9)	—	—	—	(313.9)
Other financing activities, net	—	—	—	—	—
Net financing activities and advances from (to) consolidated affiliates	313.7	(142.1)	(171.6)	—	—
Net cash used in financing activities	$—	$(173.2)	$(187.9)	$—	$(361.1)
Effect of currency translation on cash	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	$—	$1.8	$(14.7)	$—	$(12.9)
Cash and cash equivalents - beginning of period	—	10.1	30.3	—	40.3
Cash and cash equivalents - end of period	$—	$11.9	$15.6	$—	$27.4

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in millions)

For the Year Ended December 31, 2017	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$142.9	$1.2	$—	$144.1
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(116.0)	—	—	(116.0)
Capital expenditures	—	(120.1)	(3.3)	—	(123.4)
Proceeds from sale of property and equipment	—	18.2	1.8	—	20.0
Payments for other investments	—	(3.8)	(73.3)	—	(77.1)
Proceeds from other investments	—	1.2	22.6	—	23.8
Net cash used in investing activities	$—	$(220.5)	$(52.2)	$—	$(272.7)
Cash flows from financing activities:
Proceeds from credit facilities	—	2,674.4	24.6	—	2,699.0
Repayments of credit facilities	—	(2,428.9)	(28.4)	—	(2,457.3)
Repayments of other borrowings, net	—	(2.3)	(1.1)	—	(3.4)
Payments of finance lease obligation	—	(59.2)	(8.5)	—	(67.7)
Payments of acquisition-related contingent consideration	—	(6.6)	—	—	(6.7)
Distributions to non-controlling interests	—	(22.7)	—	—	(22.7)
Proceeds from stock-based awards	3.1	—	—	—	3.1
Payments for stock-based awards	(6.2)	—	—	—	(6.2)
Repurchase of common stock	(1.6)	—	—	—	(1.6)
Other financing activities, net	—	(6.3)	—	—	(6.3)
Net financing activities and advances from (to) consolidated affiliates	4.7	(89.6)	84.9	—	—
Net cash provided by financing activities	$—	$58.8	$71.5	$—	$130.3
Effect of currency translation on cash	—	—	(0.1)	—	(0.1)
Net (decrease) increase in cash and cash equivalents	$—	$(18.8)	$20.4	$—	$1.6
Cash and cash equivalents - beginning of period	—	28.9	9.9	—	38.8
Cash and cash equivalents - end of period	$—	$10.1	$30.3	$—	$40.3

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of Kingsley Constructors, Inc. (“Kingsley”), Quadgen Wireless Solutions, Inc. (“Quadgen”), Casey Industrial, Inc. (“Casey”) and Decisive Communications, Inc. (“Decisive”). Kingsley was effectively acquired in the first quarter of 2019 and Quadgen, Casey and Decisive in the fourth quarter of 2019, all of which are included in the 2019 consolidated financial statements in this Form 10-K. These acquisitions’ total assets constituted 7% of the Company’s total assets as of December 31, 2019, and represented 3% and less than 1% of the Company’s revenue and net income, respectively, for the year then ended.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2019 and has expressed an unqualified opinion thereon as stated in their report that is included in Item 8. “Financial Statements and Supplementary Data,” of this Form 10-K.
Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida
Opinion on Internal Control over Financial Reporting
We have audited MasTec, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kingsley Constructors, Inc. (“Kingsley”), Quadgen Wireless Solutions, Inc. (“Quadgen”), Casey Industrial, Inc. (“Casey”) and Decisive Communications, Inc. (“Decisive”). Kingsley was acquired during the first quarter of 2019 and Quadgen, Casey and Decisive during the fourth quarter of 2019, all of which are included in the consolidated balance sheet of the Company and subsidiaries as of December 31, 2019, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended. These acquisitions constituted 7% of total assets as of December 31, 2019, and 3% and less than 1% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Kingsley, Quadgen, Casey and Decisive because of the timing of their acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Kingsley, Quadgen, Casey and Decisive.
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
February 27, 2020

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Shareholders.
We have adopted a code of business conduct and ethics, called the Code of Business Conduct and Ethics, that applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees and includes additional criteria that are applicable to our Chief Executive Officer and senior financial officers. The full text of the Code of Business Conduct and Ethics is available in the Investor section of MasTec’s website at www.mastec.com under the tab “Corporate Governance” and is available in print to any shareholder who requests it. See also Item 1. “Business - Available Information.” We intend to provide amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and principal officers on our website within four business days after such amendment or waiver. The reference to our website address does not constitute incorporation by reference of any of the information contained on the website, and such information is not a part of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2019, which included: the 2013 Incentive Plan; the 2011 ESPP; and the 2013 Bargaining Units ESPP.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	N/A	N/A	3,864,858	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A		3,864,858

(1)
Under the 2013 Incentive Plan, 2,152,386 shares were available for issuance as of December 31, 2019. Under the 2011 ESPP and 2013 Bargaining Units ESPP, 765,610 shares and 946,862 shares, respectively, were available for issuance as of December 31, 2019.

The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Shareholders.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this Form 10-K:

(a)	1. Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 43 through 86.
2.    Financial Statement Schedules – Schedule II - Valuation and Qualifying Accounts.

3.	Exhibits including those incorporated by reference – The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-K.

Exhibit Index

Exhibits	Description (1)
3.1	Composite Articles of Incorporation of MasTec, Inc., filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.
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

4.14
Eighteenth Supplemental Indenture, dated as of November 1, 2017, by and among MasTec Inc., MasTec, Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017 and incorporated by reference herein.

4.15*	Nineteenth Supplemental Indenture, dated as of June 29, 2018, by and among MasTec Inc., MasTec, Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee.
4.16*	Twentieth Supplemental Indenture, dated as of April 1, 2019, by and among MasTec Inc., MasTec, Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee.
4.17*	Description of Capital Stock

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

10.6
Fifth Amended and Restated Credit Agreement, dated as of September 19, 2019, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 31, 2019 and incorporated by reference herein.

10.7*	Second Amended and Restated Subsidiary Guaranty Agreement, dated as of February 22, 2017, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent.
10.8*	Amended and Restated Security Agreement, dated as of February 22, 2017, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent.
10.9*	Fifth Amended and Restated Pledge Agreement, dated as of February 22, 2017, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent.
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

10.14+
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

10.19+	Deferred Fee Plan for Directors dated December 19, 2005, filed as Exhibit 10.38 to our Form 8-K filed with the SEC on December 23, 2005 and incorporated by reference herein.
21*	Subsidiaries of MasTec, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________

(1)	SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expense		Other Additions	(Deductions)		Balance at End of Period
Year ended December 31, 2019
Allowance for doubtful accounts	$16.3	$1.7	(a)	$—	$(7.9)	(b)	$10.1
Allowance for unbilled receivables	22.0	49.7	(a)	—	(40.4)	(b)	31.3
Valuation allowance for inventory	7.8	2.1	(c)	—	(2.2)	(d)	7.7
Valuation allowance for deferred tax assets	40.6	8.2	(e)	—	—		48.8
Total	$86.7	$61.7		$—	$(50.5)		$97.9
Year ended December 31, 2018
Allowance for doubtful accounts	$8.2	$8.6	(a)	$—	$(0.5)	(b)	$16.3
Allowance for unbilled receivables	27.2	33.0	(a)	—	(38.2)	(b)	22.0
Valuation allowance for inventory	7.7	1.1	(c)	—	(1.0)	(d)	7.8
Valuation allowance for deferred tax assets	40.5	0.1	(e)	—	—		40.6
Total	$83.6	$42.8		$—	$(39.7)		$86.7
Year ended December 31, 2017
Allowance for doubtful accounts	$8.4	$2.6	(a)	$—	$(2.8)	(b)	$8.2
Allowance for unbilled receivables	9.5	22.3	(a)	—	(4.6)	(b)	27.2
Valuation allowance for inventory	3.5	6.2	(c)	—	(2.0)	(d)	7.7
Valuation allowance for deferred tax assets	21.4	19.1	(e)	—	—		40.5
Total	$42.8	$50.2		$—	$(9.4)		$83.6

(a)	Provisions for receivables.

(b)	Write-offs of and reversals for receivables.

(c)	Provisions for obsolete inventory and other adjustments to net realizable value.

(d)	Inventory write-offs.

(e)	Additions related to federal, foreign, and state attributes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 27, 2020.

MASTEC, INC.

/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2020.

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