Form 10-Q
period 2020-03-31
MASTEC INC
filed 2020-04-30
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
As of April 27, 2020, MasTec, Inc. had 73,752,319 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2020

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2020	2019
Revenue	$1,416,604	$1,518,340
Costs of revenue, excluding depreciation and amortization	1,226,297	1,312,048
Depreciation	53,089	54,226
Amortization of intangible assets	7,391	4,805
General and administrative expenses	85,514	72,616
Interest expense, net	17,004	22,258
Equity in earnings of unconsolidated affiliates	(7,834)	(6,260)
Other (income) expense, net	(1,342)	3,507
Income before income taxes	$36,485	$55,140
Provision for income taxes	(423)	(12,033)
Net income	$36,062	$43,107
Net loss attributable to non-controlling interests	(168)	(5)
Net income attributable to MasTec, Inc.	$36,230	$43,112

Earnings per share (Note 2):
Basic earnings per share	$0.48	$0.57
Basic weighted average common shares outstanding	74,738	74,991

Diluted earnings per share	$0.48	$0.57
Diluted weighted average common shares outstanding	75,413	75,578

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited - in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net income	$36,062	$43,107
Other comprehensive loss:
Foreign currency translation losses, net of tax	(296)	(100)
Unrealized losses on equity investee activity, net of tax	(22,961)	(5,462)
Comprehensive income	$12,805	$37,545
Comprehensive loss attributable to non-controlling interests	(168)	(5)
Comprehensive income attributable to MasTec, Inc.	$12,973	$37,550

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$71,663	$71,427
Accounts receivable, net of allowance	796,120	850,326
Contract assets	997,901	1,024,568
Inventories, net	106,586	100,069
Prepaid expenses	46,207	52,000
Other current assets	61,302	75,169
Total current assets	$2,079,779	$2,173,559
Property and equipment, net	937,309	905,835
Operating lease assets	210,637	229,903
Goodwill, net	1,221,147	1,221,440
Other intangible assets, net	200,788	211,528
Other long-term assets	243,888	254,741
Total assets	$4,893,548	$4,997,006
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$121,848	$118,429
Current portion of operating lease liabilities	80,076	81,561
Accounts payable	533,509	535,029
Accrued salaries and wages	123,080	87,562
Other accrued expenses	125,770	115,581
Contract liabilities	204,284	206,180
Other current liabilities	71,466	74,784
Total current liabilities	$1,260,033	$1,219,126
Long-term debt, including finance leases	1,297,342	1,314,030
Long-term operating lease liabilities	143,441	154,553
Deferred income taxes	276,060	296,326
Other long-term liabilities	226,859	221,280
Total liabilities	$3,203,735	$3,205,315
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 92,618,032 and 91,909,430 (including 1,759,870 and 1,221,593 of unvested stock awards) as of March 31, 2020 and December 31, 2019, respectively	9,262	9,191
Capital surplus	814,425	809,753
Retained earnings	1,546,939	1,510,709
Accumulated other comprehensive loss	(98,963)	(75,706)
Treasury stock, at cost: 18,914,841 shares and 15,344,917 shares as of March 31, 2020 and December 31, 2019, respectively	(586,153)	(466,727)
Total MasTec, Inc. shareholders’ equity	$1,685,510	$1,787,220
Non-controlling interests	$4,303	$4,471
Total equity	$1,689,813	$1,791,691
Total liabilities and equity	$4,893,548	$4,997,006

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2020
Balance as of December 31, 2019	91,909,430	$9,191	(15,344,917)	$(466,727)	$809,753	$1,510,709	$(75,706)	$1,787,220	$4,471	$1,791,691
Net income (loss)						36,230		36,230	(168)	36,062
Other comprehensive loss							(23,257)	(23,257)		(23,257)
Non-cash stock-based compensation					4,049			4,049		4,049
Issuance of restricted shares, net	694,779	69			(69)			—		—
Other stock issuances, net of shares withheld for taxes	13,823	2			692			694		694
Acquisition of treasury stock, at cost			(3,569,924)	(119,426)				(119,426)		(119,426)
Balance as of March 31, 2020	92,618,032	$9,262	(18,914,841)	$(586,153)	$814,425	$1,546,939	$(98,963)	$1,685,510	$4,303	$1,689,813

For the Three Months Ended March 31, 2019
Balance as of December 31, 2018	91,327,009	$9,133	(15,329,817)	$(466,125)	$789,009	$1,118,375	$(60,494)	$1,389,898	$2,126	$1,392,024
Net income (loss)						43,112		43,112	(5)	43,107
Other comprehensive loss							(5,562)	(5,562)		(5,562)
Non-cash stock-based compensation					3,720			3,720		3,720
Issuance of restricted shares, net	233,362	23			(23)			—		—
Other stock issuances, net of shares withheld for taxes	31,027	3			1,042			1,045		1,045
Acquisition of treasury stock, at cost			(15,100)	(602)				(602)		(602)
Balance as of March 31, 2019	91,591,398	$9,159	(15,344,917)	$(466,727)	$793,748	$1,161,487	$(66,056)	$1,431,611	$2,121	$1,433,732

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$36,062	$43,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	53,089	54,226
Amortization of intangible assets	7,391	4,805
Non-cash interest expense, net	725	453
Non-cash stock-based compensation expense	4,049	3,720
(Benefit from) provision for deferred income taxes	(12,614)	899
Equity in earnings of unconsolidated affiliates	(7,834)	(6,260)
Gains on sales of assets, net	(2,407)	(2,052)
Other non-cash items, net	734	(3,043)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance	48,337	(37,831)
Contract assets	26,311	6,376
Inventories	5,932	9,690
Other assets, current and long-term portion	17,906	2,398
Accounts payable and accrued expenses	34,058	(134,491)
Contract liabilities	2,603	3,821
Other liabilities, current and long-term portion	(11,076)	7,375
Net cash provided by (used in) operating activities	$203,266	$(46,807)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(93,684)
Capital expenditures	(60,594)	(34,396)
Proceeds from sale of property and equipment	8,363	8,654
Payments for other investments	(12,000)	(2,190)
Proceeds from other investments	648	10,413
Other investing activities, net	4,843	—
Net cash used in investing activities	$(58,740)	$(111,203)
Cash flows from financing activities:
Proceeds from credit facilities	675,935	866,397
Repayments of credit facilities	(671,780)	(670,794)
Repayments of other borrowings, net	—	(6)
Payments of finance lease obligations	(30,856)	(17,239)
Proceeds from stock-based awards	1,476	1,079
Payments for stock-based awards	(572)	(12)
Repurchases of common stock	(119,427)	(5,652)
Net cash (used in) provided by financing activities	$(145,224)	$173,773
Effect of currency translation on cash	934	9
Net increase in cash and cash equivalents	$236	$15,772
Cash and cash equivalents - beginning of period	$71,427	$27,422
Cash and cash equivalents - end of period	$71,663	$43,194

Supplemental cash flow information:
Interest paid	$21,479	$26,220
Income tax (refunds) payments, net	$(287)	$2,837
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$26,932	$40,258

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation, including from renewable sources; heavy civil; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Power Generation and Industrial; and (5) Other.
Basis of Presentation
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated balance sheet as of December 31, 2019 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 contained in the Company’s 2019 Annual Report on Form 10-K (the “2019 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform to the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these consolidated financial statements are adequate to make the information not misleading.
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
Management Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions, the results of which form the basis of making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Key estimates include: the recognition of revenue and project profit or loss, which the Company defines as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill and intangible assets, acquisition-related contingent consideration and equity investments; allowances for credit losses; asset lives used in computing depreciation and amortization; fair values of financial instruments; self-insurance liabilities; other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from those estimates.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials, or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 42% and 41% of consolidated revenue for the three month periods ended March 31, 2020 and 2019, respectively.
For certain master service and other service agreements under which the Company performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 6% of consolidated revenue for both the three month periods ended March 31, 2020 and 2019. Substantially all of the Company’s other revenue is recognized over time.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the three month periods ended March 31, 2020 and 2019, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2019 and 2018. Revenue recognized for the three month periods ended March 31, 2020 and 2019 as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods totaled approximately $17.8 million and $12.5 million, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such costs, which are amortized over the life of the respective projects, were not material in either of the three month periods ended March 31, 2020 or 2019.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of March 31, 2020, the amount of the Company’s remaining performance obligations was $5.7 billion. Based on current expectations, the Company expects to recognize approximately $4.5 billion of its remaining performance obligations as revenue during 2020, with the remainder to be recognized primarily in 2021.
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
As of March 31, 2020 and December 31, 2019, the Company included approximately $35 million and $27 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both March 31, 2020 and December 31, 2019, these change orders and/or claims were primarily related to certain projects in the Company’s Oil and Gas segment. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Recently Issued Accounting Pronouncements
See the recent accounting pronouncements discussion below for information pertaining to the effects of recently adopted and other recent accounting pronouncements, as updated from the discussion in the Company’s 2019 Form 10-K.
Accounting Pronouncements Adopted in 2020
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for internal-use software. Accounting for the service element of the cloud computing arrangement is not affected by the new guidance. Under ASU 2018-15, amortization expense, payments for and asset balances related to such capitalized implementation costs are to be presented within the same line items of the entity’s statements of operations, cash flows and balance sheets, respectively, as the related service fee activity and balances would be presented. ASU 2018-15, which the Company adopted on a prospective basis during the first quarter of 2020, did not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13, which is intended to improve the effectiveness of fair value measurement disclosures, modifies the disclosure requirements for certain estimates and assumptions used in determining the fair value of assets and liabilities. ASU 2018-13, which the Company adopted during the first quarter of 2020, did not have a material effect on the Company’s consolidated financial statements. See Note 4 - Fair Value of Financial Instruments for certain disclosure updates pertaining to the Company’s Level 3 financial instruments as a result of the adoption of ASU 2018-13.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU, together with its related clarifying ASUs (collectively, “ASU 2016-13”), introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including financial assets arising from revenue transactions, such as accounts receivable and contract assets. The current expected credit loss methodology, which is based on historical experience, current conditions and reasonable and supportable forecasts, replaced the probable/incurred loss model for measuring and recognizing expected credit losses. The Company adopted this ASU in the first quarter of 2020 and incorporated this guidance into its methodology for estimating its accounts receivable allowances. The adoption of ASU 2016-13 did not have a material effect on the Company’s consolidated financial statements as credit losses are not expected to be significant based on historical trends, the financial condition of our customers and external factors. Management actively monitors the economic environment, including any potential effects from the COVID-19 pandemic, on the Company’s customers and/or its financial assets. For additional information about the Company’s accounts receivable and related allowances, see Note 5 - Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities.
In March 2020, the FASB issued ASU 2020-04, Reference Reform Rate (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. The Company is currently evaluating the impact of reference rate reform and the potential application of this guidance.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net income attributable to MasTec:
Net income - basic and diluted (a)	$36,230	$43,112
Weighted average shares outstanding:
Weighted average shares outstanding - basic	74,738	74,991
Dilutive common stock equivalents	675	587
Weighted average shares outstanding - diluted	75,413	75,578

(a)	Calculated as total net income less amounts attributable to non-controlling interests.
The Company repurchased approximately 3.6 million shares of its common stock during the three month period ended March 31, 2020, as discussed in Note 11 - Equity. The effect of these repurchases on the Company’s first quarter 2020 weighted average shares outstanding was not significant due to the timing of the repurchases, which occurred in the latter part of the quarter. In future quarters, these share repurchases will be fully reflected in the total number of weighted average shares outstanding for the respective quarter to date periods.
Note 3 – Goodwill and Other Intangible Assets
The following table provides balances for goodwill by reportable segment as of March 31, 2020 (in millions):

	Communications	Oil and Gas	Electrical Transmission	Power Generation and Industrial	Total Goodwill
Goodwill, gross	$541.8	$489.3	$149.9	$152.8	$1,333.8
Accumulated impairment loss	—	(112.7)	—	—	(112.7)
Goodwill, net	$541.8	$376.6	$149.9	$152.8	$1,221.1

For the three month period ended March 31, 2020, goodwill included a net increase of $0.8 million from measurement period adjustments. Currency translation effects related to goodwill and accumulated impairment losses for the three month period ended March 31, 2020 totaled approximately $9.9 million of losses and $8.8 million of gains, respectively.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Pre-Qualifications	Other (a)	Total
Other intangible assets, gross, as of December 31, 2019	$34.5	$72.9	$286.5	$—	$26.3	$420.2
Accumulated amortization			(191.2)	—	(17.5)	(208.7)
Other intangible assets, net, as of December 31, 2019	$34.5	$72.9	$95.3	$—	$8.8	$211.5
Classification changes (b)	—	(69.8)	—	69.8	—	—
Measurement period adjustments (c)	—	—	(0.2)	—	—	(0.2)
Currency translation adjustments	—	(3.1)	—	—	—	(3.1)
Amortization expense			(5.9)	(1.0)	(0.5)	(7.4)
Other intangible assets, net, as of March 31, 2020	$34.5	$—	$89.2	$68.8	$8.3	$200.8

(a)	Consists principally of trade names and non-compete agreements.

(b)
In connection with its first quarter assessment of goodwill and indefinite-lived intangible assets, management reassessed the indefinite life classification of its two pre-qualification intangible assets. Management determined that, based on changes in the assets’ characteristics, including current and expected changes in the customer mix of the associated reporting units, a finite life classification for these assets was more appropriate. As a result, in the first quarter of 2020, the Company changed the classification of these pre-qualification intangible assets from indefinite-lived to finite-lived and began amortizing them on an accelerated basis. As of March 31, 2020, the estimated remaining weighted average useful life of these assets was approximately 12 years.

(c)	Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
Amortization of intangible assets for the three month periods ended March 31, 2020 and 2019 totaled $7.4 million and $4.8 million, respectively.
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
The aggregate purchase price for these entities, as adjusted, was composed of approximately $175.1 million in cash, net of cash acquired, plus earn-out liabilities and a mandatorily redeemable non-controlling interest valued at approximately $22.2 million and $17.8 million, respectively. The Company refers to its traditional earn-out arrangements and the mandatorily redeemable non-controlling interest collectively as “Earn-outs,” which are generally payable annually and are recorded within other current and other long-term liabilities in the consolidated balance sheets. Earn-outs for the 2019 acquisitions have terms ranging from three to five years. As of March 31, 2020, the range of remaining potential undiscounted Earn-out liabilities for the 2019 acquisitions was estimated to be between $2 million and $71 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated Earn-out liabilities for these acquisitions was preliminary as of March 31, 2020; as a result, further adjustments to these estimates may occur.
Pro Forma Financial Information and Acquisition Results. For the three month periods ended March 31, 2020 and 2019, unaudited supplemental pro forma revenue totaled approximately $1.4 billion and $1.6 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $37.3 million and $48.1 million, respectively.
For the three month periods ended March 31, 2020 and 2019, the Company’s consolidated results of operations included acquisition-related revenue of approximately $49.5 million and $39.7 million, respectively, and included acquisition-related net loss of approximately $1.2 million and $6.1 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.
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

Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of Earn-outs, which represent the estimated fair value of future amounts payable for businesses that are contingent upon the acquired business achieving certain levels of earnings in the future. As of March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s Earn-out liabilities totaled $176.0 million and $173.2 million, respectively, of which $52.9 million and $54.1 million, respectively, was included within other current liabilities. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which ranged from 12.0% to 24.7%, with a weighted average rate of 14.0% based on relative fair value, as of March 31, 2020, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. As of March 31, 2020, the range of potential undiscounted Earn-out liabilities was estimated to be between $60 million and $256 million; however, there is no maximum payment amount.
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
There were no additions to acquisition-related contingent consideration and other liabilities from new business combinations for the three month period ended March 31, 2020, and for the three month period ended March 31, 2019, additions from new business combinations totaled $15.2 million. Measurement period adjustments for the three month period ended March 31, 2020 totaled an increase of approximately $1.1 million and related to a business in the Company’s Communications segment. There were no measurement period adjustments for the three month period ended March 31, 2019. Fair value adjustments totaled a net increase of approximately $1.8 million for the three month period ended March 31, 2020, and related to businesses in the Company’s Oil and Gas and Communications segments. Fair value adjustments, including those related to finalization of completed earn-out arrangements, totaled a net increase of approximately $7.2 million for the three month period ended March 31, 2019, and related to businesses in the Company’s Oil and Gas and Communications segments. There were no Earn-out payments in either of the three month periods ended March 31, 2020 or 2019.
Equity Investments
The Company’s equity investments as of March 31, 2020 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”), which are accounted for as equity method investments; (ii) a $15 million investment in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; (iv) the Company’s equity interests in American Virtual Cloud Technologies, Inc. (formerly Pensare Acquisition Corp. (“Pensare”)); and (v) certain other equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. As of March 31, 2020, the Company determined that certain of its investment arrangements were variable interest entities (“VIEs”). Except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, less impairment (“adjusted cost basis”). As of March 31, 2020 and December 31, 2019, the aggregate carrying value of the Company’s equity investments totaled approximately $195 million and $196 million, respectively, including approximately $18 million of equity investments measured on an adjusted cost basis as of both March 31, 2020 and December 31, 2019. There were no impairments of, or material changes in, the fair value of these investments during either of the three month periods ended March 31, 2020 or 2019.
The Waha JVs. The Waha JVs own and operate two pipelines and a header system that transport natural gas to the Mexican border for export. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $7.6 million and $6.3 million for the three month periods ended March 31, 2020 and 2019, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $53.1 million as of March 31, 2020. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $2.6 million and $3.9 million for the three month periods ended March 31, 2020 and 2019, respectively. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to capitalized investment costs, totaled approximately $156 million and $174 million as of March 31, 2020 and December 31, 2019, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps, which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three month periods ended March 31, 2020 and 2019, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps totaled losses of approximately $30.3 million, or $23.0 million, net of tax, and $7.2 million, or $5.5 million, net of tax, respectively.

Other Investments. During 2017, the Company purchased approximately 4% of the common stock of Pensare, a special purpose acquisition company focusing on transactions in the telecommunications industry, and warrants to purchase an additional 2.0 million shares of Pensare common stock (the “initial warrants”), for $2.0 million. José R. Mas, MasTec’s Chief Executive Officer, was a director of Pensare through the end of March 2020. The shares of common stock purchased by MasTec are not transferable or salable until one year after Pensare successfully completes a business combination transaction, with limited exceptions. The initial warrants are exercisable at a purchase price of $11.50 per share beginning thirty days after the first date Pensare successfully completes a business combination transaction. In April 2020, Pensare completed a business combination transaction with Stratos Management Systems, Inc. and its operating companies, which do business as Computex Technology Solutions (collectively, “Computex”), an information technology service provider, and in connection therewith, Pensare changed its name to American Virtual Cloud Technologies, Inc. (“AVCT”). In addition to other investors in a private placement conducted by AVCT contemporaneously with the completion of the business combination transaction in April 2020, MasTec invested $3.0 million in exchange for 3,000 units of AVCT securities, each of which consists of $1,000 in principal amount of AVCT Series A convertible debentures, convertible at $3.45 per share, subject to customary anti-dilution adjustments, and a warrant to purchase 100 shares of AVCT common stock at $0.01 per share (the “AVCT warrants”). The convertible debentures may be converted in whole or in part at any time from April 7, 2020 until full payment thereof, subject to mandatory conversion of the convertible debentures, pursuant to the terms thereof, and the AVCT warrants are exercisable at any time from April 7, 2020 through April 7, 2025. Due to the completion of the Computex business combination, the initial warrants will be exercisable beginning May 7, 2020, until the earlier to occur of April 7, 2025 and the liquidation of AVCT, subject to extension.
Prior to completion of the Computex acquisition, certain holders of AVCT’s redeemable common stock elected to redeem their shares, the effect of which, after giving effect to the additional investment described above, was to increase the Company’s beneficial ownership interest in AVCT common stock to approximately 21%. The Company does not have the ability to exert significant influence over the operating and financial policies of AVCT, therefore, the shares are measured on an adjusted cost basis. The initial warrants, which are derivative financial instruments, and the shares, for which the fair value was not readily determinable as of both March 31, 2020 and December 31, 2019 due to the nature of the restrictions, are included within other long-term assets in the Company’s consolidated financial statements. The fair value of the initial warrants is determined based on observable and unobservable Level 3 inputs, including market volatility and the rights and obligations of the warrants. For both the three month periods ended March 31, 2020 and 2019, there were no material changes in the fair value of the Company’s investment in AVCT.
The Company has equity interests in three telecommunications entities that provide certain services to MasTec. Expense recognized in connection with these arrangements totaled $2.7 million for the three month period ended March 31, 2020, and related amounts payable were $2.1 million as of March 31, 2020.
Summarized Financial Information of Equity Method Investments
The following presents summarized information for entities that comprise the Company’s significant equity method investments (in millions):

	For the Three Months Ended March 31,
	2020	2019
Revenue	$39.4	$37.3
Net income	$23.0	$19.2

Senior Notes
As of both March 31, 2020 and December 31, 2019, the gross carrying amount of the Company’s 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”), which are measured at fair value on a non-recurring basis, totaled $400 million. As of March 31, 2020 and December 31, 2019, the estimated fair value of the 4.875% Senior Notes, based on Level 1 inputs, totaled $372.0 million and $404.5 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	March 31, 2020	December 31, 2019
Contract billings	$806.0	$860.4
Less allowance	(9.9)	(10.1)
Accounts receivable, net of allowance	$796.1	$850.3

Retainage	288.5	345.2
Unbilled receivables	709.4	679.4
Contract assets	$997.9	$1,024.6

Contract billings represent the amount of performance obligations that have been billed but not yet collected. Contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). For the three month period ended March 31, 2020, provisions for credit losses totaled $1.6 million and impairment losses on contract assets were not material.

Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $204.3 million and $206.2 million as of March 31, 2020 and December 31, 2019, respectively, of which deferred revenue comprised approximately $181.4 million and $184.1 million, respectively. For the three month period ended March 31, 2020, the Company recognized revenue of approximately $105.6 million related to amounts that were included in deferred revenue as of December 31, 2019, resulting primarily from the advancement of physical progress on the related projects during the period.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $1.8 million and $2.9 million for the three month periods ended March 31, 2020 and 2019, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	March 31, 2020	December 31, 2019
Land	$4.9	$4.9
Buildings and leasehold improvements	36.9	35.8
Machinery and equipment	1,670.3	1,659.4
Office furniture and equipment	205.9	197.3
Construction in progress	63.6	26.1
Total property and equipment	$1,981.6	$1,923.5
Less accumulated depreciation and amortization	(1,044.3)	(1,017.7)
Property and equipment, net	$937.3	$905.8

The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $144.8 million and $138.2 million as of March 31, 2020 and December 31, 2019, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $34.8 million and $31.5 million as of March 31, 2020 and December 31, 2019, respectively. Depreciation expense associated with property and equipment, which includes amortization of capitalized internal-use software, totaled $53.1 million and $54.2 million, respectively, for the three month periods ended March 31, 2020 and 2019. Accrued capital expenditures totaled $10.7 million and $5.2 million as of March 31, 2020 and December 31, 2019, respectively. The effects of accrued capital expenditures are excluded from the Company’s consolidated statements of cash flows given their non-cash nature.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	March 31, 2020	December 31, 2019
Senior secured credit facility:	September 19, 2024
Revolving loans		$332.7	$339.2
Term loan		400.0	400.0
4.875% Senior Notes	March 15, 2023	400.0	400.0
Finance lease and other obligations		298.2	305.6
Total debt obligations		$1,430.9	$1,444.8
Less unamortized deferred financing costs		(11.8)	(12.4)
Total debt, net of deferred financing costs		$1,419.1	$1,432.4
Current portion of long-term debt		121.8	118.4
Long-term debt		$1,297.3	$1,314.0

Senior Secured Credit Facility
The Company’s senior secured credit facility (the “Credit Facility”) has aggregate borrowing commitments totaling approximately $1.75 billion as of March 31, 2020, composed of $1.35 billion of revolving commitments and a term loan of approximately $400 million. The term loan is subject to amortization in quarterly principal installments of $2.5 million commencing in December 2020, which amount will increase to $5.0 million commencing in December 2021. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
As of March 31, 2020 and December 31, 2019, outstanding revolving loans, which included $125 million and $138 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 2.47% and 3.50% per annum, respectively. The term loan accrued interest at rates of 2.24% and 3.05% as of March 31, 2020 and December 31, 2019, respectively. Letters of credit of approximately

$143.1 million and $98.0 million were issued as of March 31, 2020 and December 31, 2019, respectively. As of both March 31, 2020 and December 31, 2019, letter of credit fees accrued at 0.375% per annum for performance standby letters of credit and at 1.25% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of March 31, 2020 and December 31, 2019, availability for revolving loans totaled $874.2 million and $912.8 million, respectively, or up to $506.9 million and $552.0 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $175.2 million and $162.4 million of availability in either Canadian dollars or Mexican pesos as of March 31, 2020 and December 31, 2019, respectively. The unused facility fee as of both March 31, 2020 and December 31, 2019 accrued at a rate of 0.20%.
The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. As of both March 31, 2020 and December 31, 2019, there were no borrowings under the Company’s other credit facilities. Additionally, the Company has a credit facility under which it may issue up to $50.0 million of performance standby letters of credit.  As of March 31, 2020 and December 31, 2019, letters of credit issued under this facility totaled $18.1 million and $17.1 million, respectively, and accrued fees at 0.50% and 0.40% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
Debt Guarantees and Covenants
The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt and are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness. See Note 16 - Supplemental Guarantor Condensed Consolidating Financial Information. MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of March 31, 2020 and December 31, 2019.
Additional Information
As of March 31, 2020 and December 31, 2019, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $2.8 million and $7.5 million, respectively. For additional information pertaining to the Company’s debt instruments, including its 4.875% Senior Notes, see Note 7 - Debt in the Company’s 2019 Form 10-K.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. As of March 31, 2020, the Company’s leases have remaining lease terms of up to nine years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of March 31, 2020 and December 31, 2019 totaled $484.2 million and $463.5 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $384.4 million and $375.9 million as of March 31, 2020 and December 31, 2019, respectively. Depreciation expense associated with finance leases totaled $15.8 million and $10.0 million for the three month periods ended March 31, 2020 and 2019, respectively.
Operating Leases
Operating lease additions for the three month period ended March 31, 2020 totaled $5.8 million and totaled $12.0 million for the three month period ended March 31, 2019, excluding the effect of adoption of ASU 2016-02, Leases (Topic 842), of approximately $230.0 million. For the three month periods ended March 31, 2020 and 2019, rent expense for leases that have terms in excess of one year totaled approximately $35.3 million and $27.9 million, respectively, of which $2.9 million and $2.3 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $77.5 million and $92.8 million for the three month periods ended March 31, 2020 and 2019, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, and is included within operating activities in the consolidated statements of cash flows.

Additional Lease Information
Future minimum lease commitments as of March 31, 2020 were as follows (in millions):

	Finance Leases	Operating Leases
2020, remaining nine months	$96.6	$66.8
2021	115.0	68.2
2022	74.6	43.3
2023	26.9	21.2
2024	3.0	13.8
Thereafter	—	30.6
Total minimum lease payments	$316.1	$243.9
Less amounts representing interest	(17.9)	(20.4)
Total lease obligations, net of interest	$298.2	$223.5
Less current portion	116.9	80.1
Long-term portion of lease obligations, net of interest	$181.3	$143.4

As of March 31, 2020, finance leases had a weighted average remaining lease term of 2.7 years and a weighted average discount rate of 4.1%. Non-cancelable operating leases had a weighted average remaining lease term of 4.2 years and a weighted average discount rate of 4.1% as of March 31, 2020.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of March 31, 2020, there were approximately 3,154,000 shares available for future grant. Non-cash stock-based compensation expense under all plans totaled $4.0 million and $3.7 million for the three month periods ended March 31, 2020 and 2019, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $0.9 million and $3.2 million for the three month periods ended March 31, 2020 and 2019, respectively, including net tax deficiencies related to the vesting of share-based payment awards totaling $0.1 million and net tax benefits totaling $2.3 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of March 31, 2020, total unearned compensation related to restricted shares was approximately $41.1 million, which is expected to be recognized over a weighted average period of approximately 2.4 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $5.6 million and $13.6 million for the three month periods ended March 31, 2020 and 2019, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2019	1,221,593	$45.36
Granted	927,579	27.04
Vested	(156,502)	39.02
Canceled/forfeited	(230,500)	60.04
Non-vested restricted shares, as of March 31, 2020	1,762,170	$34.36

(a)	Includes 2,300 restricted stock units as of March 31, 2020.

Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”), under which shares of the Company’s common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Cash proceeds (in millions)	$1.5	$1.2
Common shares issued	53,399	35,732
Weighted average price per share	$27.82	$34.48
Weighted average per share grant date fair value	$7.95	$8.76

Note 10 – Other Retirement Plans
Multiemployer Plans. Certain of MasTec’s subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension and other multiemployer benefit plans and trusts (“MEPPs”), which are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans and the related number of employees covered by these plans for the periods indicated were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended March 31:
2020	1,119	1,424	$5.4	$1.7	$7.1
2019	1,626	2,117	$7.0	$1.3	$8.3

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
During the three month period ended March 31, 2020, the Company repurchased approximately 3.6 million shares of its common stock for an aggregate purchase price of $119.4 million. Of the 3.6 million repurchased shares, 0.6 million were repurchased for $28.8 million under a $150 million share repurchase program that was established in September 2018 and completed in the first quarter of 2020, and 3.0 million were repurchased for $90.6 million under the Company’s December 2018 $100 million share repurchase program. For the three month period ended March 31, 2019, share repurchases totaled approximately $0.6 million, which were completed under the Company’s September 2018 $150 million share repurchase program.
As of March 31, 2020, $159.4 million was available for future share repurchases under all of the Company’s open share repurchase programs, which included $9.4 million under the Company’s December 2018 share repurchase program and $150 million under a new share repurchase program that was authorized on March 19, 2020.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, for the three month periods ended March 31, 2020 and 2019 relates to the Company’s operations in Canada and Mexico. Unrealized investment activity, net, for the three month periods ended March 31, 2020 and 2019 relates to unrealized losses on interest rate swaps associated with the Waha JVs.
Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates.

The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended March 31, 2020 and 2019, the Company’s consolidated effective tax rates were 1.2% and 21.8%, respectively. The Company’s effective tax rate for the three month period ended March 31, 2020 included a benefit of approximately $9.6 million related to the release of certain valuation allowances on Canadian deferred tax assets that were no longer necessary. For the three month period ended March 31, 2019, the Company’s effective tax rate was favorably affected by the recognition of $2.3 million of excess tax benefits from the vesting of share-based awards and reduced foreign earnings.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  At this time, management does not believe that the CARES Act will have a material impact on the Company’s income tax provision for 2020.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.
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

	For the Three Months Ended March 31,
Revenue:	2020	2019
Communications (a)	$644.1	$612.8
Oil and Gas	359.1	621.3
Electrical Transmission	128.1	94.9
Power Generation and Industrial	286.3	189.4
Other	0.0	0.0
Eliminations	(1.0)	(0.1)
Consolidated revenue	$1,416.6	$1,518.3

(a)	Revenue generated primarily by utilities customers represented 15.2% and 15.6% of Communications segment revenue for the three month periods ended March 31, 2020 and 2019, respectively.

	For the Three Months Ended March 31,
EBITDA:	2020	2019
Communications	$50.8	$45.3
Oil and Gas	74.4	107.4
Electrical Transmission	8.3	3.8
Power Generation and Industrial	5.0	3.2
Other	7.4	6.2
Corporate	(31.9)	(29.5)
Consolidated EBITDA	$114.0	$136.4

	For the Three Months Ended March 31,
Depreciation and Amortization:	2020	2019
Communications	$19.7	$14.7
Oil and Gas	28.1	34.6
Electrical Transmission	5.9	4.5
Power Generation and Industrial	4.0	3.1
Other	0.0	0.0
Corporate	2.8	2.1
Consolidated depreciation and amortization	$60.5	$59.0

	For the Three Months Ended March 31,
EBITDA Reconciliation:	2020	2019
Income before income taxes	$36.5	$55.1
Plus:
Interest expense, net	17.0	22.3
Depreciation	53.1	54.2
Amortization of intangible assets	7.4	4.8
Consolidated EBITDA	$114.0	$136.4

Foreign Operations and Other. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico and the Caribbean. For both the three month periods ended March 31, 2020 and 2019, revenue of $1.4 billion was derived from U.S. operations. For the three month periods ended March 31, 2020 and 2019, revenue of $45.7 million and $78.9 million, respectively, was derived from foreign operations, the majority of which was from the Company’s Canadian operations in its Oil and Gas segment, and, to a lesser extent, from the Company’s wireless operations in Mexico. Long-lived assets held in the U.S. included property and equipment, net, of $911.5 million and $874.7 million as of March 31, 2020 and December 31, 2019, respectively, and, for the Company’s businesses in foreign countries, totaled $25.8 million and $31.1 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.4 billion as of both March 31, 2020 and December 31, 2019, respectively, and for the Company’s businesses in foreign countries, totaled approximately $51.4 million and $56.4 million as of March 31, 2020 and December 31, 2019, respectively. The majority of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of March 31, 2020 and December 31, 2019, amounts due from customers from which foreign revenue was derived accounted for approximately 4% and 5%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. For the three month periods ended March 31, 2020 and 2019, revenue from governmental entities was approximately 2% and 1%, respectively, of total revenue, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
For the three month periods ended March 31, 2020 and 2019, AT&T represented 24% and 23%, respectively, of the Company’s total consolidated revenue.  The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for installation and maintenance services as well as construction/installation contracts for wireless, wireline/fiber and various install-to-the-home services.  Revenue from AT&T is included within the Communications segment.
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
COVID-19 Pandemic
During March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic has significantly affected economic conditions in the United States and internationally as national, state and local governments reacted to the public health crisis by requiring mitigation measures that have disrupted business activities for an uncertain period of time. The effects of the COVID-19 pandemic could affect the Company’s future business activities and financial results, including from governmental permitting approval delays, reduced crew productivity, higher operating costs and lower levels of overhead cost absorption and/or delayed project start dates or project shutdowns that may be requested or mandated by governmental authorities or others.
The effects of the COVID-19 pandemic on the Company’s financial results for the three month period ended March 31, 2020 were limited. Most of the Company’s construction services are currently deemed essential under governmental mitigation orders and substantially all of its business segments continue to operate. Management’s top priority has been to take appropriate actions to protect the health and safety of its employees, customers and business partners, including adjusting its standard operating procedures to respond to evolving health guidelines. Management believes that it is taking appropriate steps to mitigate any potential impact to the Company; however, given the uncertainty regarding the potential effects of the COVID-19 pandemic, any future impacts cannot be quantified or predicted with specificity.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2020 and December 31, 2019, there were $161.2 million and $115.1 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of March 31, 2020 or December 31, 2019.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2020 and December 31, 2019, outstanding performance and payment bonds approximated $577.5 million and $551.4 million, respectively, and estimated costs to complete projects secured by these bonds totaled $162.8 million and $194.7 million as of March 31, 2020 and December 31, 2019, respectively.
Investment Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of March 31, 2020, the Company was not aware of circumstances that would reasonably lead to material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of March 31, 2020 and December 31, 2019 are amounts held by entities that are proportionately consolidated totaling $9.1 million and $13.1 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments regarding the Company’s other investment arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of March 31, 2020 and December 31, 2019, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $125.3 million and $123.4 million, respectively, of which $85.8 million and $87.3 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.7 million and $4.2 million as of March 31, 2020 and December 31, 2019, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $64.0 million as of both March 31, 2020 and December 31, 2019. Outstanding surety bonds related to self-insurance programs amounted to $38.5 million as of both March 31, 2020 and December 31, 2019.
Collective Bargaining Agreements and Multiemployer Plans. As discussed in Note 10 - Other Retirement Plans, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits and contribute certain amounts to MEPPs. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered MEPPs, subjects employers to substantial liabilities in the event of an employer’s complete or partial withdrawal from, or upon termination of, such plans.
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of March 31, 2020, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of March 31, 2020 and December 31, 2019, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Concentrations of Risk. The Company had approximately 295 customers for the three month period ended March 31, 2020. As of March 31, 2020, two customers each accounted for approximately 16% and 15%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. As of December 31, 2019, three customers each accounted for approximately 17%, 13% and 11%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 62% of its revenue from its top ten customers for both the three month periods ended March 31, 2020 and 2019.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing and business development activities from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended March 31, 2020 and 2019, such payments to related party entities totaled approximately $25.3 million and $28.5 million, respectively, and the related payables totaled approximately $6.4 million and $14.7 million as of March 31, 2020 and December 31, 2019, respectively. Revenue from such related party arrangements totaled approximately $1.0 million and $0.3 million for the three month periods ended March 31, 2020 and 2019, respectively. As of March 31, 2020, related amounts receivable, net, totaled approximately $0.1 million, and as of December 31, 2019 were de minimis.
In 2018, MasTec acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, was a minority owner, for approximately $6.1 million in cash and an estimated earn-out liability of approximately $1.4 million, net, as adjusted. Amounts outstanding for advances made by the Company on behalf of this entity totaled approximately $0.7 million and $0.5 million, net as of March 31, 2020 and December 31, 2019, respectively, which are expected to be settled under customary terms associated with the related purchase agreement.
The Company rents and leases equipment and purchases equipment supplies and servicing from CCI, in which it has a 15% equity investment. Juan Carlos Mas serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. For the three month periods ended March 31, 2020 and 2019, MasTec paid CCI approximately $0.3 million and $6.0 million, net of rebates, respectively, related to this activity. As of March 31, 2020 and December 31, 2019, amounts payable to CCI, net of rebates receivable, totaled approximately $1.4 million and $0.2 million, respectively.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended March 31, 2020 and 2019, MasTec incurred subcontracting expenses of approximately $0.7 million and $1.6 million, respectively. As of March 31, 2020 and December 31, 2019, related amounts payable totaled approximately $0.6 million and $0.2 million, respectively.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For the three month periods ended March 31, 2020 and 2019, MasTec paid approximately $0.6 million and $0.7 million, respectively, related to this leasing arrangement.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are minority owners. Services provided by MasTec include the construction of a soccer facility and stadium, including wireless infrastructure services. For the three month period ended March 31, 2020, MasTec charged approximately $4.0 million under these arrangements, of which $3.6 million was outstanding as of March 31, 2020. Payments for other expenses related to the Franchise totaled $0.2 million for the three month period ended March 31, 2020.
MasTec leases employees and provides satellite communications services to a customer in which Jorge Mas and José R. Mas own a majority interest. For the three month periods ended March 31, 2020 and 2019, MasTec charged approximately $0.3 million and $0.4 million, respectively, to this customer. As of March 31, 2020 and December 31, 2019, outstanding receivables related to these arrangements totaled approximately $0.9 million and $0.8 million, respectively.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, of which Jorge Mas or José R. Mas is a trustee. There were no payments made in connection with these agreements in either of the three month periods ended March 31, 2020 or 2019. As of both March 31, 2020 and December 31, 2019, life insurance assets associated with these agreements totaled approximately $20.3 million.
Note 16 – Supplemental Guarantor Condensed Consolidating Financial Information
The 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are, as of March 31, 2020, each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”). The Company’s subsidiaries organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee these notes. A Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary; if the Guarantor Subsidiary’s guarantee under the Company’s Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.
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
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited - in millions)

For the Three Months Ended March 31, 2020	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,312.3	$111.8	$(7.5)	$1,416.6
Costs of revenue, excluding depreciation and amortization	—	1,138.8	95.0	(7.5)	1,226.3
Depreciation and amortization	—	54.2	6.3	—	60.5
General and administrative expenses	1.0	73.9	10.6	—	85.5
Interest expense, net	—	15.8	1.2	—	17.0
Equity in earnings of unconsolidated affiliates	—	(0.2)	(7.6)	—	(7.8)
Other income, net	—	(1.1)	(0.2)	—	(1.3)
(Loss) income before income taxes	$(1.0)	$30.9	$6.5	$—	$36.5
Benefit from (provision for) income taxes	0.3	(10.0)	9.3	—	(0.4)
Net (loss) income before equity in income from subsidiaries	$(0.7)	$20.9	$15.8	$—	$36.1
Equity in income from subsidiaries, net of tax	36.9	—	—	(36.9)	—
Net income (loss)	$36.2	$20.9	$15.8	$(36.9)	$36.1
Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to MasTec, Inc.	$36.2	$20.9	$16.0	$(36.9)	$36.2
Comprehensive income (loss)	$13.0	$17.5	$(4.1)	$(13.6)	$12.8

For the Three Months Ended March 31, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,402.4	$139.1	$(23.2)	$1,518.3
Costs of revenue, excluding depreciation and amortization	—	1,200.7	134.5	(23.2)	1,312.0
Depreciation and amortization	—	54.7	4.3	—	59.0
General and administrative expenses	0.8	67.3	4.5	—	72.6
Interest expense (income), net	—	37.7	(15.4)	—	22.3
Equity in losses (earnings) of unconsolidated affiliates	—	0.1	(6.3)	—	(6.3)
Other expense (income), net	—	5.0	(1.5)	—	3.5
(Loss) income before income taxes	$(0.8)	$36.9	$19.0	$—	$55.1
Benefit from (provision for) income taxes	0.3	(12.0)	(0.3)	—	(12.0)
Net (loss) income before equity in income from subsidiaries	$(0.5)	$24.9	$18.7	$—	$43.1
Equity in income from subsidiaries, net of tax	43.7	—	—	(43.7)	—
Net income (loss)	$43.2	$24.9	$18.7	$(43.7)	$43.1
Net loss attributable to non-controlling interests	—	—	(0.0)	—	(0.0)
Net income (loss) attributable to MasTec, Inc.	$43.2	$24.9	$18.7	$(43.7)	$43.1
Comprehensive income (loss)	$37.5	$24.9	$13.2	$(38.1)	$37.5

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited - in millions)

As of March 31, 2020	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,871.6	$236.5	$(28.3)	$2,079.8
Property and equipment, net	—	898.8	38.5	—	937.3
Operating lease assets	—	201.3	9.3	—	210.6
Goodwill and other intangible assets, net	—	1,260.4	161.5	—	1,421.9
Investments in and advances to consolidated affiliates, net	1,667.2	1,382.7	—	(3,049.9)	—
Other long-term assets	18.3	39.6	186.0	—	243.9
Total assets	$1,685.5	$5,654.4	$631.8	$(3,078.2)	$4,893.5
Liabilities and equity
Total current liabilities	$—	$1,205.6	$82.7	$(28.3)	$1,260.0
Long-term debt, including finance leases	—	1,294.9	2.4	—	1,297.3
Advances from consolidated affiliates, net	—	—	199.3	(199.3)	—
Long-term operating lease liabilities	—	131.7	11.7	—	143.4
Other long-term liabilities	—	482.4	20.5	—	502.9
Total liabilities	$—	$3,114.6	$316.6	$(227.6)	$3,203.7
Total equity	$1,685.5	$2,539.8	$315.2	$(2,850.6)	$1,689.8
Total liabilities and equity	$1,685.5	$5,654.4	$631.8	$(3,078.2)	$4,893.5

As of December 31, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Total current assets	$—	$1,987.8	$248.1	$(62.4)	$2,173.6
Property and equipment, net	—	862.0	43.9	—	905.8
Operating lease assets	—	214.7	15.2	—	229.9
Goodwill and other intangible assets, net	—	1,265.6	167.3	—	1,433.0
Investments in and advances to consolidated affiliates, net	1,768.9	1,233.5	—	(3,002.4)	—
Other long-term assets	18.4	42.6	193.8	—	254.7
Total assets	$1,787.3	$5,606.2	$668.3	$(3,064.8)	$4,997.0
Liabilities and equity
Total current liabilities	$0.1	$1,141.6	$139.8	$(62.4)	$1,219.1
Long-term debt, including finance leases	—	1,310.9	3.1	—	1,314.0
Advances from consolidated affiliates, net	—	—	167.5	(167.5)	—
Long-term operating lease liabilities	—	143.0	11.6	—	154.6
Other long-term liabilities	—	493.1	24.5	—	517.6
Total liabilities	$0.1	$3,088.6	$346.5	$(229.9)	$3,205.3
Total equity	$1,787.2	$2,517.6	$321.8	$(2,834.9)	$1,791.7
Total liabilities and equity	$1,787.3	$5,606.2	$668.3	$(3,064.8)	$4,997.0

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited - in millions)

For the Three Months Ended March 31, 2020	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by operating activities	$—	$189.6	$13.7	$—	$203.3
Cash flows from investing activities:
Capital expenditures	—	(59.3)	(1.2)	—	(60.6)
Proceeds from sale of property and equipment	—	7.8	0.6	—	8.4
Payments for other investments	—	—	(12.0)	—	(12.0)
Proceeds from other investments	—	0.6	—	—	0.6
Other investing activities, net	—	4.8	—	—	4.8
Net cash used in investing activities	$—	$(46.1)	$(12.6)	$—	$(58.7)
Cash flows from financing activities:
Proceeds from credit facilities	—	673.0	3.0	—	675.9
Repayments of credit facilities	—	(668.8)	(2.9)	—	(671.8)
Payments of finance lease obligations	—	(30.4)	(0.4)	—	(30.9)
Repurchases of common stock	(119.4)	—	—	—	(119.4)
Proceeds from stock-based awards	1.5	—	—	—	1.5
Payments for stock-based awards	(0.6)	—	—	—	(0.6)
Net financing activities and advances from (to) consolidated affiliates	118.5	(119.2)	0.6	—	—
Net cash (used in) provided by financing activities	$—	$(145.4)	$0.3	$—	$(145.2)
Effect of currency translation on cash	—	—	0.9	—	0.9
Net (decrease) increase in cash and cash equivalents	$—	$(1.9)	$2.2	$—	$0.2
Cash and cash equivalents - beginning of period	$—	$36.4	$35.0	$—	$71.4
Cash and cash equivalents - end of period	$—	$34.5	$37.2	$—	$71.7

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited - in millions)

For the Three Months Ended March 31, 2019	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash used in operating activities	$—	$(43.5)	$(3.3)	$—	$(46.8)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(93.7)	—	—	(93.7)
Capital expenditures	—	(32.9)	(1.5)	—	(34.4)
Proceeds from sale of property and equipment	—	4.8	3.9	—	8.7
Payments for other investments	—	(1.4)	(0.8)	—	(2.2)
Proceeds from other investments	—	10.4	—	—	10.4
Net cash (used in) provided by investing activities	$—	$(112.8)	$1.6	$—	$(111.2)
Cash flows from financing activities:
Proceeds from credit facilities	—	862.7	3.7	—	866.4
Repayments of credit facilities	—	(667.2)	(3.6)	—	(670.8)
Payments of finance lease obligations	—	(16.7)	(0.5)	—	(17.2)
Repurchases of common stock	(5.7)	—	—	—	(5.7)
Proceeds from stock-based awards	1.1	—	—	—	1.1
Net financing activities and advances from (to) consolidated affiliates	4.6	(27.3)	22.7	—	—
Net cash provided by financing activities	$—	$151.5	$22.3	$—	$173.8
Effect of currency translation on cash	—	—	—	—	—
Net (decrease) increase in cash and cash equivalents	$—	$(4.8)	$20.6	$—	$15.8
Cash and cash equivalents - beginning of period	$—	$11.9	$15.6	$—	$27.4
Cash and cash equivalents - end of period	$—	$7.1	$36.2	$—	$43.2

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
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our 2019 Form 10-K, including those described under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors,” as updated by Item 1A, “Risk Factors” in this report and other filings we make with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our business, financial condition and results of operations as of and for the three month periods ended March 31, 2020 and 2019. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2019 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Impact of the COVID-19 Pandemic
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly affected economic conditions in the United States and internationally, accelerating during the first half of March and continuing into April, as federal, state and local governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. The extent to which the COVID-19 pandemic could affect our business, operations and financial results will depend upon numerous evolving factors that we may not be able to accurately predict.
The effects of the pandemic on our financial results for the three month period ended March 31, 2020 were limited. To date, most of our construction services are currently deemed essential under state and local pandemic mitigation orders and all of our business segments continue to operate. Our top priority has been to take appropriate actions to protect the health and safety of our employees, customers and business partners. We have adjusted our standard operating procedures within our business operations to ensure continued employee and customer safety and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include implementation of appropriate distancing programs and required use of certain personal protective equipment for our crew operations, as well as appropriate sanitation measures for key equipment and facilities. We have also incorporated work at home programs where necessary for our administrative offices.
The impact of the COVID-19 pandemic may continue to affect our future business activities for an indefinite period of time. These impacts may include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing, other mitigation measures or other factors, higher operating costs and lower levels of overhead cost absorption, and/or delayed project start dates or project shutdowns that may be requested or mandated by governmental authorities or others. To the extent that future business activities are adversely affected by the pandemic, we intend to take appropriate actions designed to mitigate these impacts; however, there can be no assurance that we will be successful in these efforts.
Additionally, potential disruptions in future economic activity as a result of the COVID-19 pandemic may have adverse effects across our end markets, but given the uncertainty regarding the magnitude and duration of the pandemic’s effects, we are unable to predict with specificity or quantify any potential future impact on our business, financial condition and/or results of operations.
As of March 31, 2020, we maintain a strong balance sheet, have strong relationships with our banking partners and have ample liquidity totaling approximately $946 million, comprising $874 million of availability under our credit facility and $72 million of cash. Our business operations typically generate significant cash flow, affording us the flexibility to invest strategically in our efforts to maximize shareholder value through mergers and acquisitions, share repurchases and capital expenditures. We are carefully managing liquidity and monitoring any potential effects from the pandemic on our financial results, cash flows and/or working capital and intend to take appropriate actions in efforts to mitigate any impacts; however, there can be no assurance that we will be successful in these efforts.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation, including from renewable sources; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended March 31, 2020, we had an average of approximately 20,000 employees and 380 locations. We offer our services primarily under the MasTec service mark. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.

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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we expect to realize approximately 70% of our estimated March 31, 2020 backlog in 2020. The following table presents 18-month estimated backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	March 31, 2020	December 31, 2019	March 31, 2019
Communications	$3,987	$4,228	$4,337
Oil and Gas	2,597	1,929	2,537
Electrical Transmission	434	512	409
Power Generation and Industrial	1,307	1,289	716
Other	1	1	1
Estimated 18-month backlog	$8,326	$7,959	$8,000
Approximately 40% of our backlog as of March 31, 2020 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays or cancellations, regulatory or other delays, including from the potential adverse effects of the COVID-19 pandemic on economic activity, and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility and regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of March 31, 2020, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $3.4 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $0.8 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2020 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $1.1 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
Economic, Industry and Market Factors
In addition to the effects of the pandemic noted above, we closely monitor the effects of changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, including (i) changes to our customers’ capital spending plans, including any potential effects from public health issues, such as the recent COVID-19 pandemic; (ii) economic or market developments, including access to capital for customers in the industries we serve; (iii) new or changing regulatory requirements or other governmental policy changes or political developments or uncertainty; (iv) changes in technology, tax and other incentives; and (v) mergers and acquisitions among the customers we serve. Fluctuations in market prices for oil, gas and other fuel sources and availability of transportation and transmission capacity can also affect demand for our services, in particular, on pipeline and power generation construction projects. These fluctuations, as well as the highly competitive nature of our industry, can result in lower levels of activity and profit on the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules, public health matters, holidays and/or timing, in particular, for large non-recurring projects. Typically, our revenue is lowest at the beginning of the year and during the winter months because cold, snowy or wet conditions cause project delays. Revenue is generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate, but continued cold and wet weather can often affect second quarter productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including warm winter weather, excessive rainfall, flooding or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.
Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given quarter, even if not for the full year. In addition, revenue from master service and other service agreements, while generally predictable, can be subject to volatility. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic, political and market conditions; regulatory or environmental influences; and acquisitions, dispositions or strategic investments/other arrangements can also materially affect quarterly results in a given period. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. The effects of the COVID-19 pandemic could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about our operating results, including the results of construction contracts accounted for under the cost-to-cost method, and the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors. During the first quarter of 2020, we performed quantitative assessments of the goodwill associated with certain of our reporting units and of two indefinite-lived pre-qualification intangible assets in conjunction with our quarterly review for indicators of impairment. Based on the results of these assessments, we determined that the estimated fair value of one of the reporting units in our Oil and Gas segment, for which the related goodwill has a carrying value of approximately $14 million, exceeded its carrying value by approximately 10%, and that the fair value of a separate reporting unit, for which the related goodwill has a carrying value of approximately $15 million, exceeded its carrying value by approximately 10%. In addition, we reassessed the indefinite life classification of a pre-qualification intangible asset within our Oil and Gas operating segment and a pre-qualification intangible asset within our Electrical Transmission segment with a combined carrying value of $70 million, and determined that based on changes in the assets’ characteristics, including current and expected changes in the customer mix of the associated reporting units, a finite life classification for these assets was more appropriate. As a result, we changed the classification of these pre-qualification intangible assets from indefinite-lived to finite-lived, and began amortizing them on an accelerated basis, with an estimated remaining weighted average useful life of approximately 12 years as of March 31, 2020.
Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in the future.
We believe that our accounting estimates pertaining to: the recognition of revenue and project profit or loss, which we define as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill, indefinite-lived intangible assets and acquisition-related contingent consideration; income taxes; self-insurance liabilities; and litigation and other contingencies, are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Actual results could, however, vary materially from these accounting estimates. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference, and to our 2019 Form 10-K for discussion of our significant accounting policies.
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

	For the Three Months Ended March 31,
	2020		2019
Revenue	$1,416.6	100.0%	$1,518.3	100.0%
Costs of revenue, excluding depreciation and amortization	1,226.3	86.6%	1,312.0	86.4%
Depreciation	53.1	3.7%	54.2	3.6%
Amortization of intangible assets	7.4	0.5%	4.8	0.3%
General and administrative expenses	85.5	6.0%	72.6	4.8%
Interest expense, net	17.0	1.2%	22.3	1.5%
Equity in earnings of unconsolidated affiliates	(7.8)	(0.6)%	(6.3)	(0.4)%
Other (income) expense, net	(1.3)	(0.1)%	3.5	0.2%
Income before income taxes	$36.5	2.6%	$55.1	3.6%
Provision for income taxes	(0.4)	(0.0)%	(12.0)	(0.8)%
Net income	$36.1	2.5%	$43.1	2.8%
Net loss attributable to non-controlling interests	(0.2)	(0.0)%	(0.0)	(0.0)%
Net income attributable to MasTec, Inc.	$36.2	2.6%	$43.1	2.8%

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

	Revenue		EBITDA and EBITDA Margin
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Reportable Segment:	2020	2019	2020		2019
Communications	$644.1	$612.8	$50.8	7.9%	$45.3	7.4%
Oil and Gas	359.1	621.3	74.4	20.7%	107.4	17.3%
Electrical Transmission	128.1	94.9	8.3	6.5%	3.8	4.0%
Power Generation and Industrial	286.3	189.4	5.0	1.7%	3.2	1.7%
Other	0.0	0.0	7.4	NM	6.2	NM
Eliminations	(1.0)	(0.1)	—	—	—	—
Corporate	—	—	(31.9)	—	(29.5)	—
Consolidated Results	$1,416.6	$1,518.3	$114.0	8.0%	$136.4	9.0%
NM - Percentage is not meaningful
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenue. For the three month period ended March 31, 2020, consolidated revenue totaled $1,417 million as compared with $1,518 million for the same period in 2019, a decrease of $102 million, or 7%. Revenue decreased in our Oil and Gas segment by $262 million, or 42%, offset, in part by revenue increases in our Power Generation and Industrial segment of $97 million, or 51%, our Electrical Transmission segment of $33 million, or 35%, and in our Communications segment of $31 million, or 5%. Acquisitions contributed $50 million in revenue for the three month period ended March 31, 2020, and organic revenue decreased by approximately $151 million, or 10%, as compared with the same period in 2019.
Communications Segment. Communications revenue was $644 million for the three month period ended March 31, 2020, as compared with $613 million for the same period in 2019, an increase of $31 million, or 5%. Acquisitions contributed $31 million of revenue for the three month period ended March 31, 2020, and organic revenue increased by approximately $1 million as compared with the same period in 2019. The increase in organic revenue was primarily driven by higher levels of wireless and wireline/fiber revenue, offset, in large part, by a continued decrease in install-to-the-home revenue as compared with the same period in the prior year.
Oil and Gas Segment. Oil and Gas revenue was $359 million for three month period ended March 31, 2020, as compared with $621 million for the same period in 2019, a decrease of $262 million, or 42%, as expected, primarily due to project timing and mix, including the effects of regulatory disruptions on selected pipeline construction activity.
Electrical Transmission Segment. Electrical Transmission revenue was $128 million for the three month period ended March 31, 2020 as compared with $95 million for the same period in 2019, an increase of $33 million, or 35%, due primarily to higher levels of project activity.

Power Generation and Industrial Segment. Power Generation and Industrial revenue was $286 million for the three month period ended March 31, 2020 as compared with $189 million for the same period in 2019, an increase of $97 million, or 51%. Organic revenue increased by $78 million, or 41%, for the three month period ended March 31, 2020 as compared with the same period in 2019, due primarily to higher levels of renewable power project activity. Acquisitions contributed $19 million for the three month period ended March 31, 2020.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by approximately $86 million, or 7%, from $1,312 million for the three month period ended March 31, 2019 to $1,226 million for the same period in 2020. Lower levels of revenue contributed a decrease of $88 million in costs of revenue, excluding depreciation and amortization, whereas reduced productivity contributed an increase of approximately $2 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 20 basis points, from 86.4% of revenue for the three month period ended March 31, 2019 to 86.6% of revenue for the same period in 2020, due primarily to lower levels of revenue.
Depreciation. Depreciation was $53 million, or 3.7% of revenue, for the three month period ended March 31, 2020, as compared with $54 million, or 3.6% of revenue, for the same period in 2019, a decrease of $1 million, or 2%. Acquisitions contributed $2 million of depreciation for the three month period ended March 31, 2020, whereas organic depreciation decreased by $3 million. As a percentage of revenue, depreciation increased by approximately 20 basis points due primarily to lower levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $7 million, or 0.5% of revenue, for the three month period ended March 31, 2020, as compared with $5 million, or 0.3% of revenue, for the same period in 2019, an increase of approximately $3 million, or 54%. Acquisitions contributed $3 million of amortization of intangible assets for the three month period ended March 31, 2020. As a percentage of revenue, amortization of intangible assets increased by 20 basis points due to the effects of acquisitions, as well as lower levels of revenue.
General and administrative expenses. General and administrative expenses were $86 million, or 6.0% of revenue, for the three month period ended March 31, 2020, as compared with $73 million, or 4.8% of revenue, for the same period in 2019, an increase of $13 million, or 18%. Acquisitions contributed $4 million of general and administrative expenses for the three month period ended March 31, 2020. Excluding the effects of acquisitions, general and administrative expenses for the three month period ended March 31, 2020 included an increase in various administrative costs, including incentive and compensation and information technology expenses, as well as the effect of timing of legal and settlement matters as compared with the same period in the prior year. Overall, general and administrative expenses as a percentage of revenue increased by approximately 130 basis points for the three month period ended March 31, 2020 as compared with the same period in 2019, due, in part, to lower levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $17 million, or approximately 1.2% of revenue, for the three month period ended March 31, 2020 as compared with $22 million, or 1.5% of revenue, for the same period in 2019. The decrease related primarily to a reduction in interest expense from credit facility activity as well as a decrease in discount charges on financing arrangements for trade receivables. Interest expense from credit facility activity decreased by approximately $5 million due to a combination of lower average balances and a decrease in interest rates.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month periods ended March 31, 2020 and 2019, equity in earnings from unconsolidated affiliates totaled approximately $8 million and $6 million, respectively, and related primarily to our investments in the Waha JVs.
Other (income) expense, net. Other (income) expense, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. Other income, net, was $1 million for the three month period ended March 31, 2020, as compared with approximately $4 million of expense for the same period in 2019. For the three month period ended March 31, 2020, other income, net, included approximately $2 million of gains on sales of equipment, net, offset, in part, by approximately $2 million of expense from changes to estimated earn-out accruals, net. For the three month period ended March 31, 2019, other expense, net, included approximately $7 million of expense from changes to estimated earn-out accruals, net, offset, in part, by $2 million of gains on sales of equipment, net.
Provision for income taxes. Income tax expense was de minimis for the three month period ended March 31, 2020 as compared with $12 million for the same period in the prior year. In the first quarter of 2020, pre-tax income decreased to $36 million as compared with $55 million for the same period in the prior year. Our effective tax rate decreased to 1.2% for the three month period ended March 31, 2020 from 21.8% for the same period in 2019. Our effective tax rate for the three month period ended March 31, 2020 included a benefit of approximately $10 million related to the release of certain valuation allowances on Canadian deferred tax assets that were no longer necessary. For the three month period ended March 31, 2019, our effective tax rate was favorably affected by the recognition of approximately $2 million of excess tax benefits from the vesting of share-based awards and reduced foreign earnings.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $51 million, or 7.9% of revenue, for the three month period ended March 31, 2020, as compared with $45 million, or 7.4% of revenue, for the same period in 2019, an increase of approximately $5 million, or 12%. As a percentage of revenue, EBITDA increased by approximately 50 basis points, or $3 million, due to project mix and efficiencies. Higher levels of revenue contributed an increase in EBITDA of $2 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $74 million, or 20.7% of revenue, for the three month period ended March 31, 2020, as compared with $107 million, or 17.3% of revenue, for the same period in 2019, a decrease of $33 million, or 31%. Lower levels of revenue contributed a decrease in EBITDA of $45 million, whereas improved productivity contributed an increase in EBITDA of approximately $12 million. EBITDA margins increased by approximately 340 basis points due primarily to improved project efficiencies, closeouts and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $8 million, or 6.5% of revenue, for the three month period ended March 31, 2020, as compared with EBITDA of $4 million, or 4.0% of revenue, for the same period in 2019, an increase in EBITDA of approximately $5 million, or 120%. As a percentage of revenue, EBITDA increased by approximately 250 basis points, due primarily to improved project efficiencies, closeouts and mix. Higher levels of revenue contributed an increase in EBITDA of approximately $1 million.

Power Generation and Industrial Segment. EBITDA for our Power Generation and Industrial segment was $5 million, or 1.7% of revenue, for the three month period ended March 31, 2020, as compared with EBITDA of $3 million, or 1.7% of revenue, for the same period in 2019, an increase in EBITDA of approximately $2 million, or 54% due to higher levels of revenue. As a percentage of revenue, EBITDA was generally flat.
Other Segment. EBITDA from Other businesses was $7 million for the three month period ended March 31, 2020 as compared with $6 million for the same period in 2019, and included approximately $8 million and $6 million, respectively, of equity in earnings from unconsolidated affiliates, related primarily to our investments in the Waha JVs.
Corporate. Corporate EBITDA was negative $32 million for the three month period ended March 31, 2020, as compared with EBITDA of negative $30 million for the same period in 2019, for a decrease in EBITDA of approximately $2 million. Corporate EBITDA for the three month period ended March 31, 2020 included approximately $2 million of expense related to changes in estimated earn-out accruals, net, as compared with approximately $7 million for the same period in the prior year. Excluding the effect of changes in estimated earn-out accruals, other corporate expenses for the three month period ended March 31, 2020 increased by approximately $8 million as compared with the same period in the prior year. Corporate expenses for the three month period ended March 31, 2020 included increases in various administrative costs, including from the effects of timing of legal and settlement matters, as well as increases in incentive, compensation and information technology expense as compared with the same period in the prior year.
Foreign Operations
Our foreign operations are primarily in Canada and, to a lesser extent, in Mexico and the Caribbean. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense; amortization of intangible assets; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, the tax effects of the adjusted items, including non-cash stock-based compensation expense, and the effects of changes in statutory tax rates. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. We believe these adjusted measures provide a baseline for analyzing trends in our underlying business.
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

	For the Three Months Ended March 31,
	2020		2019
Net income	$36.1	2.5%	$43.1	2.8%
Interest expense, net	17.0	1.2%	22.3	1.5%
Provision for income taxes	0.4	0.0%	12.0	0.8%
Depreciation	53.1	3.7%	54.2	3.6%
Amortization of intangible assets	7.4	0.5%	4.8	0.3%
EBITDA	$114.0	8.0%	$136.4	9.0%
Non-cash stock-based compensation expense	4.0	0.3%	3.7	0.2%
Adjusted EBITDA	$118.0	8.3%	$140.1	9.2%
A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended March 31,
	2020		2019
EBITDA	$114.0	8.0%	$136.4	9.0%
Non-cash stock-based compensation expense	4.0	0.3%	3.7	0.2%
Adjusted EBITDA	$118.0	8.3%	$140.1	9.2%
Reportable Segment:
Communications	$50.8	7.9%	$45.3	7.4%
Oil and Gas	74.4	20.7%	107.4	17.3%
Electrical Transmission	8.3	6.5%	3.8	4.0%
Power Generation and Industrial	5.0	1.7%	3.2	1.7%
Other	7.4	NM	6.2	NM
Corporate	(27.9)	—	(25.8)	—
Adjusted EBITDA	$118.0	8.3%	$140.1	9.2%
NM - Percentage is not meaningful
The table below, which may contain slight summation differences due to rounding, reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share. Beginning in 2020, our computation of Adjusted Net Income includes the effect of intangible asset amortization, as discussed above. Accordingly, all prior year periods have been updated to conform with the current period presentation.

	For the Three Months Ended March 31,
	2020		2019
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$36.1	$0.48	$43.1	$0.57
Adjustments:
Non-cash stock-based compensation expense	4.0	0.05	3.7	0.05
Amortization of intangible assets	7.4	0.10	4.8	0.06
Total adjustments, pre-tax	$11.4	$0.15	$8.5	$0.11
Income tax effect of adjustments (a)	(2.7)	(0.04)	(4.4)	(0.06)
Adjusted non-U.S. GAAP measure	$44.9	$0.60	$47.2	$0.62

(a)
Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, which for the three month period ended March 31, 2019 included excess tax benefits of approximately $2.3 million from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effect on pre-tax income. For the three month periods ended March 31, 2020 and 2019, our consolidated effective tax rates, as reported, were 1.2% and 21.8%, respectively, and as adjusted, were 6.4% and 25.9%, respectively.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, earn-out obligations, equity investment funding requirements, debt service and income taxes. We also evaluate opportunities for strategic acquisitions and investments from time to time, and we may consider opportunities to borrow additional funds, or to repurchase additional shares of our outstanding common stock in the future under share repurchase authorizations, or to repurchase, refinance or retire outstanding debt, any of which may require our use of cash.
Capital Expenditures. For the three month period ended March 31, 2020, we spent $61 million on capital expenditures, or $52 million, net of asset disposals, and incurred approximately $27 million of equipment purchases under finance leases. We estimate that we will spend approximately $180 million on capital expenditures, or approximately $150 million, net of asset disposals, in 2020, and expect to incur approximately $140 million to $160 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future acquisition-related contingent consideration and other liabilities as of March 31, 2020 was approximately $176 million. Of this amount, $60 million represents the liability for earned amounts. The remainder is management’s estimate of acquisition-related contingent consideration and other liabilities that are contingent upon future performance. For the three month periods ended March 31, 2020 and 2019, we made no earn-out payments.

Income Taxes. For the three month period ended March 31, 2020, tax refunds, net of tax payments were de minimis, whereas for the three month period ended March 31, 2019, tax payments, net of tax refunds, totaled approximately $3 million. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of March 31, 2020, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, decreased to $1.8 billion as of March 31, 2020 from $1.9 billion as of December 31, 2019, due primarily to lower levels of quarterly revenue, offset, in part, by higher DSOs, as described further below.
Our payment billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount (generally, from 5% to 10% of billings) until the job is completed. As part of our ongoing working capital management practices, we evaluate opportunities to improve our working capital cycle time through contractual provisions and certain financing arrangements. For certain customers, we maintain inventory to meet the materials requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-if-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.
Summary of Financial Condition, Liquidity and Capital Resources
Including our current assessment of the potential effects of the COVID-19 pandemic on our results of operations, we anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, acquisition and other investment funding requirements, share repurchase activity and other liquidity needs for at least the next twelve months.
Sources and Uses of Cash
As of March 31, 2020, we had approximately $820 million in working capital, defined as current assets less current liabilities, as compared with $954 million as of December 31, 2019, a decrease of approximately $135 million. Cash and cash equivalents totaled approximately $72 million and $71 million as of March 31, 2020 and December 31, 2019, respectively.
Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$203.3	$(46.8)
Net cash used in investing activities	$(58.7)	$(111.2)
Net cash (used in) provided by financing activities	$(145.2)	$173.8
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but is also affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and deferred revenue, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the three month period ended March 31, 2020 was $203 million, as compared with $47 million of net cash used in operating activities for the same period in 2019, for an increase in cash provided by operating activities of approximately $250 million. The increase in cash flow from operating activities was primarily due to the effect of working capital-related changes in assets and liabilities, net.
Our days sales outstanding, net of deferred revenue (“DSO”) was 104 as of March 31, 2020 and 91 as of December 31, 2019. The increase in DSO for the three month period ended March 31, 2020 was primarily due to timing of project activity and mix, as well as delays in ordinary course quarter-end collections as a result of administrative and operational disruptions to our customers resulting from voluntary and government-mandated responses to the COVID-19 pandemic. DSO is calculated as total accounts receivable, net of allowance, less deferred revenue, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to timing of billings, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current expectations, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by $52 million to $59 million for the three month period ended March 31,

2020 from $111 million for the three month period ended March 31, 2019. Cash paid for acquisitions, net, decreased by approximately $94 million. For the three month period ended March 31, 2020, we spent $61 million on capital expenditures, or $52 million, net of asset disposals, as compared with $34 million, or $26 million, net of asset disposals, for the same period in the prior year, for an increase in cash used in investing activities of $26 million. For the three month period ended March 31, 2020, payments for other investments totaled $12 million and related primarily to equity investments in certain telecommunications entities, whereas for the three month period ended March 31, 2019, payments for other investments totaled $2 million, for an increase of $10 million in cash used in investing activities. For the three month period ended March 31, 2020 and 2019, proceeds from other investments and other investing activities totaled $5 million and $10 million, respectively.
Financing Activities. Net cash used in financing activities for the three month period ended March 31, 2020 was $145 million, as compared with net cash provided by financing activities of $174 million for the three month period ended March 31, 2019, for an increase in cash used in financing activities of $319 million. Credit facility and other borrowing-related activity, net, for the three month period ended March 31, 2020, totaled $4 million of borrowings, net of repayments, as compared with $196 million for the three month period ended March 31, 2019, for a decrease in cash provided by financing activities of approximately $191 million. Additionally, for the three month period ended March 31, 2020, payments for repurchases of common stock totaled $119 million, whereas for the three month period ended March 31, 2019, share repurchases totaled $6 million, for an increase in cash used in financing activities of approximately $114 million.
Senior Secured Credit Facility
We have a senior secured credit facility, which was amended and restated in September 2019 (the “Credit Facility”). Aggregate borrowing commitments under the Credit Facility total $1.75 billion, composed of $1.35 billion of revolving commitments and a term loan totaling $400 million in original principal amount. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including share repurchases, equity investments, potential acquisitions or other strategic arrangements and the repurchase or prepayment of indebtedness.
We are dependent upon borrowings and letters of credit under the Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2019 Form 10-K.
4.875% Senior Notes
We have $400 million of 4.875% senior notes due March 15, 2023 (our “4.875% Senior Notes”) outstanding. The 4.875% Senior Notes are guaranteed by certain of our subsidiaries and are subject to certain provisions and covenants, as more fully described in Note 7 - Debt and Note 17 - Supplemental Guarantor Condensed Consolidating Financial Information in the notes to the audited consolidated financial statements included in our 2019 Form 10-K. Also, see Note 16 - Supplemental Guarantor Condensed Consolidating Financial Information in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of March 31, 2020.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2019 Form 10-K. Also see Note 7 - Debt in the notes to the consolidated financial statements in this Form 10-Q for current period balances and discussion, which is incorporated by reference.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2020, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of March 31, 2020, we had $333 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 2.47% and a term loan with a balance of $400 million with an interest rate of 2.24%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $2 million for the three month period ended March 31, 2020.
As of March 31, 2020, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $298 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.1%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 3% of our total revenue for the three month period ended March 31, 2020. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three month period ended March 31, 2020. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of March 31, 2020. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
Changes in Internal Control over Financial Reporting
Although the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments had no significant effect on our results of operations, cash flows or financial position, certain updates to our internal controls were implemented in connection with its adoption. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2019 Form 10-K.
ITEM 1A.    RISK FACTORS
Except as set forth below, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2019 Form 10-K, as updated by our Quarterly Report on Form 10-Q and other filings we make with the SEC.
Our business and operations, and the operations of our customers, may be adversely affected by epidemics or pandemics such as the COVID-19 pandemic.
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the U.S. economy and financial markets. The extent to which the COVID-19 pandemic could affect our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, governmental and business actions that have been and continue to be taken in response to the pandemic, including mitigation efforts such as stay at home and other social distancing orders, as well as the impact of the pandemic on the U.S. economy, economic activity and actions taken in response, including from stimulus efforts such as the Families First Coronavirus Act and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.
A public health epidemic or pandemic, such as the COVID-19 pandemic, poses the risk that we or our employees, customers and/or business partners may be prevented from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or others, or that the pandemic may otherwise interrupt or affect business activities. The effects of the pandemic on our business, operations and financial results for the first quarter of 2020 were limited. We have adjusted standard operating procedures within our business operations to ensure continued employee and customer safety and are continually monitoring evolving health guidelines as well as market conditions and responding to changes as appropriate. We cannot be certain, however, that these efforts will prevent further disruption due to effects of the pandemic on business and market conditions. In addition, in light of the federal and state mandates implemented to control the spread of COVID-19, we have taken steps that allow administrative personnel to work remotely. Many of these measures are being deployed for the first time and, despite our implementation of security measures, there is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely.
If overall global economic conditions weaken as a result of efforts to contain the spread of COVID-19, this may result in a reduction in demand across our end markets, including in the oil and gas sector, which has recently experienced a significant decline in demand and volatility in oil prices. Unfavorable market conditions, market uncertainty and/or economic downturns could have a negative effect on demand for our customers’ services and/or the profitability of services. Our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects, which could reduce their capital spending and/or result in reduced demand for our services and/or delays or cancellations of current or planned future projects. We could also incur incremental costs to operate in the current environment or experience lower levels of overhead absorption from a reduction in revenue, both of which could negatively affect our margins and profitability. Additionally, the economic and market disruptions resulting from COVID-19 could also lead to greater than normal uncertainty with respect to the realization of estimated amounts, including our backlog estimates and our provisions for credit losses. Additionally, our customers could seek to delay payments to us as a result of the pandemic’s financial effects on them. The ultimate extent, duration and impact of the COVID-19 pandemic is uncertain, the effects of which could be significant, and we cannot predict or quantify with any certainty the extent to which it could adversely affect our future financial condition, results of operations, liquidity, cash flows or the market price of our common stock.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (c)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (d)
January 1 through January 31	—	$—	—	$128,846,586
February 1 through February 29	183,737	$49.41	173,558	$120,340,405
March 1 through March 31	3,396,366	$32.66	3,396,366	$159,419,290
Total	3,580,103		3,569,924

(a)	Includes 3,569,924 of repurchases under share repurchase programs and 10,179 of shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs.

(b)	Except to the extent described in (a) above with respect to share repurchases associated with compensation and benefit programs, all shares were acquired in open-market transactions.

(c)
Includes repurchases of 0.6 million shares under our $150 million September 2018 share repurchase program, which was publicly announced on September 11, 2018 and completed during the quarter ended March 31, 2020, and 3.0 million shares under our $100 million December 2018 share repurchase program, which was publicly announced on December 21, 2018.

(d)
Includes $9.4 million available for repurchase under our December 2018 share repurchase program and $150.0 million available for repurchase under our March 2020 share repurchase program, which was publicly announced on March 19, 2020.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.	Description
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	April 30, 2020
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)