Form 10-Q
period 2020-06-30
MASTEC INC
filed 2020-07-31
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
As of July 27, 2020, MasTec, Inc. had 73,818,180 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2020

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$1,569,297	$1,939,006	$2,985,901	$3,457,346
Costs of revenue, excluding depreciation and amortization	1,341,825	1,633,400	2,568,122	2,945,448
Depreciation	57,687	55,279	110,776	109,504
Amortization of intangible assets	9,793	4,665	17,184	9,471
General and administrative expenses	84,959	70,819	170,473	143,436
Interest expense, net	14,808	16,623	31,812	38,881
Equity in earnings of unconsolidated affiliates	(6,813)	(6,551)	(14,647)	(12,811)
Other (income) expense, net	(10,527)	4,812	(11,869)	8,317
Income before income taxes	$77,565	$159,959	$114,050	$215,100
Provision for income taxes	(20,738)	(39,736)	(21,161)	(51,770)
Net income	$56,827	$120,223	$92,889	$163,330
Net (loss) income attributable to non-controlling interests	(178)	513	(346)	507
Net income attributable to MasTec, Inc.	$57,005	$119,710	$93,235	$162,823

Earnings per share (Note 2):
Basic earnings per share	$0.79	$1.59	$1.27	$2.17
Basic weighted average common shares outstanding	72,045	75,183	73,392	75,088

Diluted earnings per share	$0.78	$1.58	$1.26	$2.15
Diluted weighted average common shares outstanding	72,777	75,747	74,135	75,661

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited - in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$56,827	$120,223	$92,889	$163,330
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(840)	113	(1,137)	13
Unrealized losses on equity investee activity, net of tax	(1,325)	(8,732)	(24,286)	(14,194)
Comprehensive income	$54,662	$111,604	$67,466	$149,149
Comprehensive (loss) income attributable to non-controlling interests	(178)	513	(346)	507
Comprehensive income attributable to MasTec, Inc.	$54,840	$111,091	$67,812	$148,642

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$48,638	$71,427
Accounts receivable, net of allowance	927,764	850,326
Contract assets	965,887	1,024,568
Inventories, net	104,893	100,069
Prepaid expenses	44,138	52,000
Other current assets	45,728	75,169
Total current assets	$2,137,048	$2,173,559
Property and equipment, net	972,177	905,835
Operating lease assets	198,844	229,903
Goodwill, net	1,227,405	1,221,440
Other intangible assets, net	202,165	211,528
Other long-term assets	252,346	254,741
Total assets	$4,989,985	$4,997,006
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$126,697	$118,429
Current portion of operating lease liabilities	78,044	81,561
Accounts payable	630,456	535,029
Accrued salaries and wages	118,068	87,562
Other accrued expenses	163,629	115,581
Contract liabilities	338,230	206,180
Other current liabilities	68,267	74,784
Total current liabilities	$1,523,391	$1,219,126
Long-term debt, including finance leases	1,115,839	1,314,030
Long-term operating lease liabilities	133,535	154,553
Deferred income taxes	267,525	296,326
Other long-term liabilities	198,859	221,280
Total liabilities	$3,239,149	$3,205,315
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 92,665,097 and 91,909,430 (including 1,734,554 and 1,221,593 of unvested stock awards) as of June 30, 2020 and December 31, 2019, respectively	9,267	9,191
Capital surplus	821,584	809,753
Retained earnings	1,603,944	1,510,709
Accumulated other comprehensive loss	(101,129)	(75,706)
Treasury stock, at cost: 18,941,926 shares and 15,344,917 shares as of June 30, 2020 and December 31, 2019, respectively	(586,955)	(466,727)
Total MasTec, Inc. shareholders’ equity	$1,746,711	$1,787,220
Non-controlling interests	$4,125	$4,471
Total equity	$1,750,836	$1,791,691
Total liabilities and equity	$4,989,985	$4,997,006

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2020
Balance as of March 31, 2020	92,618,032	$9,262	(18,914,841)	$(586,153)	$814,425	$1,546,939	$(98,963)	$1,685,510	$4,303	$1,689,813
Net income (loss)						57,005		57,005	(178)	56,827
Other comprehensive loss							(2,166)	(2,166)		(2,166)
Non-cash stock-based compensation					5,850			5,850		5,850
Forfeiture of restricted shares, net	(1,424)	—			—			—		—
Other stock issuances, net of shares withheld for taxes	48,489	5			1,309			1,314		1,314
Acquisition of treasury stock, at cost			(27,085)	(802)				(802)		(802)
Balance as of June 30, 2020	92,665,097	$9,267	(18,941,926)	$(586,955)	$821,584	$1,603,944	$(101,129)	$1,746,711	$4,125	$1,750,836

For the Three Months Ended June 30, 2019
Balance as of March 31, 2019	91,591,398	$9,159	(15,344,917)	$(466,727)	$793,748	$1,161,487	$(66,056)	$1,431,611	$2,121	$1,433,732
Net income						119,710		119,710	513	120,223
Other comprehensive loss							(8,619)	(8,619)		(8,619)
Non-cash stock-based compensation					4,220			4,220		4,220
Issuance of restricted shares, net	57	—			—			—		—
Other stock issuances, net of shares withheld for taxes	35,531	4			1,194			1,198		1,198
Contributions from non-controlling interests								—	584	584
Balance as of June 30, 2019	91,626,986	$9,163	(15,344,917)	$(466,727)	$799,162	$1,281,198	$(74,675)	$1,548,121	$3,217	$1,551,338

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2020
Balance as of December 31, 2019	91,909,430	$9,191	(15,344,917)	$(466,727)	$809,753	$1,510,709	$(75,706)	$1,787,220	$4,471	$1,791,691
Net income (loss)						93,235		93,235	(346)	92,889
Other comprehensive loss							(25,423)	(25,423)		(25,423)
Non-cash stock-based compensation					9,899			9,899		9,899
Issuance of restricted shares, net	693,355	69			(69)			—		—
Other stock issuances, net of shares withheld for taxes	62,312	7			2,001			2,008		2,008
Acquisition of treasury stock, at cost			(3,597,009)	(120,228)				(120,228)		(120,228)
Balance as of June 30, 2020	92,665,097	$9,267	(18,941,926)	$(586,955)	$821,584	$1,603,944	$(101,129)	$1,746,711	$4,125	$1,750,836

For the Six Months Ended June 30, 2019
Balance as of December 31, 2018	91,327,009	$9,133	(15,329,817)	$(466,125)	$789,009	$1,118,375	$(60,494)	$1,389,898	$2,126	$1,392,024
Net income						162,823		162,823	507	163,330
Other comprehensive loss							(14,181)	(14,181)		(14,181)
Non-cash stock-based compensation					7,940			7,940		7,940
Issuance of restricted shares, net	233,419	23			(23)			—		—
Other stock issuances, net of shares withheld for taxes	66,558	7			2,236			2,243		2,243
Acquisition of treasury stock, at cost			(15,100)	(602)				(602)		(602)
Contributions from non-controlling interests								—	584	584
Balance as of June 30, 2019	91,626,986	$9,163	(15,344,917)	$(466,727)	$799,162	$1,281,198	$(74,675)	$1,548,121	$3,217	$1,551,338

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$92,889	$163,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,776	109,504
Amortization of intangible assets	17,184	9,471
Non-cash interest expense, net	1,451	737
Non-cash stock-based compensation expense	9,899	7,940
Benefit from deferred income taxes	(20,575)	(14,190)
Equity in earnings of unconsolidated affiliates	(14,647)	(12,811)
Gains on sales of assets, net	(8,334)	(6,074)
Other non-cash items, net	12,297	(2,899)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance	(60,246)	3,196
Contract assets	64,321	113,827
Inventories	(4,629)	(265)
Other assets, current and long-term portion	31,234	6,187
Accounts payable and accrued expenses	164,297	(26,355)
Contract liabilities	130,784	(12,278)
Other liabilities, current and long-term portion	(30,199)	12,141
Net cash provided by operating activities	$496,502	$351,461
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(10,493)	(94,647)
Capital expenditures	(132,755)	(57,455)
Proceeds from sale of property and equipment	17,861	19,567
Payments for other investments	(16,777)	(4,972)
Proceeds from other investments	648	14,705
Other investing activities, net	4,843	—
Net cash used in investing activities	$(136,673)	$(122,802)
Cash flows from financing activities:
Proceeds from credit facilities	1,235,935	1,627,909
Repayments of credit facilities	(1,401,899)	(1,754,043)
(Repayments of) proceeds from other borrowings, net	(17)	1
Payments of finance lease obligations	(61,587)	(38,646)
Payments of acquisition-related contingent consideration	(39,379)	(29,267)
Proceeds from non-controlling interests	—	584
Proceeds from stock-based awards	3,936	2,311
Payments for stock-based awards	(593)	(22)
Repurchases of common stock	(120,228)	(5,652)
Net cash used in financing activities	$(383,832)	$(196,825)
Effect of currency translation on cash	1,214	(80)
Net (decrease) increase in cash and cash equivalents	$(22,789)	$31,754
Cash and cash equivalents - beginning of period	$71,427	$27,422
Cash and cash equivalents - end of period	$48,638	$59,176

Supplemental cash flow information:
Interest paid	$33,046	$43,102
Income tax payments, net of refunds	$1,469	$39,417
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$44,987	$110,164

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation, including from renewable sources; heavy civil; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Clean Energy and Infrastructure; and (5) Other. During the second quarter of 2020, the Company renamed its Power Generation and Industrial segment as the Clean Energy and Infrastructure segment to better represent the nature of the segment’s operations, end markets and customer characteristics. There was no change to the composition of the segment or its historical results.
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
Management Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions, including the potential future effects of the COVID-19 pandemic and other relevant global events. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from those estimates.
Key estimates include: the recognition of revenue and project profit or loss, which the Company defines as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill and intangible assets, acquisition-related contingent consideration and other liabilities, equity investments and other long-lived assets; allowances for credit losses; asset lives used in computing depreciation and amortization; fair values of financial instruments; self-insurance liabilities; other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies.

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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials, or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 36% and 33% of consolidated revenue for the three month periods ended June 30, 2020 and 2019, respectively, and totaled 39% and 36% for the six month periods ended June 30, 2020 and 2019, respectively.
For certain master service and other service agreements under which the Company performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. For each of the three and six month periods ended June 30, 2020 and 2019, point in time revenue accounted for approximately 5% of consolidated revenue. Substantially all of the Company’s other revenue is recognized over time.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the six month periods ended June 30, 2020 and 2019, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2019 and 2018. Revenue recognized for the three month periods ended June 30, 2020 and 2019 as a result of changes in total contract transaction price estimates, including for variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $5.4 million and $22.6 million, respectively, and totaled $15.8 million and $28.9 million for the six month periods ended June 30, 2020 and 2019, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such costs, which are amortized over the life of the respective projects, were not material for the three or six month periods ended June 30, 2020 or 2019.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of June 30, 2020, the amount of the Company’s remaining performance obligations was $5.3 billion. Based on current expectations, the Company expects to recognize approximately $2.8 billion of its remaining performance obligations as revenue during 2020, with the remainder to be recognized primarily in 2021.
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
As of June 30, 2020 and December 31, 2019, the Company included approximately $40 million and $27 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both June 30, 2020 and December 31, 2019, these change orders and/or claims were primarily related to certain projects in the Company’s Oil and Gas and Electrical Transmission segments. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13, which is intended to improve the effectiveness of fair value measurement disclosures, modifies the disclosure requirements for certain estimates and assumptions used in determining the fair value of assets and liabilities. ASU 2018-13, which the Company adopted during the first quarter of 2020, did not have a material effect on the Company’s consolidated financial statements. See Note 4 - Fair Value of Financial Instruments for disclosure updates pertaining to significant unobservable inputs used to develop fair value estimates for certain of the Company’s Level 3 financial instruments.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU, together with its related clarifying ASUs (collectively, “ASU 2016-13”), introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including financial assets arising from revenue transactions, such as accounts receivable and contract assets. The new expected credit loss methodology, which is based on historical experience, current conditions and reasonable and supportable forecasts, replaced the incurred loss model for measuring and recognizing expected credit losses. The Company adopted this ASU in the first quarter of 2020 and incorporated this guidance into its methodology for estimating its accounts receivable allowances. Based on historical trends, the financial condition of the Company’s customers and management’s expectations of economic and industry factors affecting the Company’s customers, ASU 2016-13 did not have a material effect on the Company’s consolidated financial statements upon adoption. Future credit loss expectations could be affected by changes in estimates or developing trends, including from changes in credit quality of the Company’s customers, changes in specific risks associated with the Company’s financial assets, or from changes in management’s expectations of future economic and industry conditions or other factors. Management actively monitors the economic environment, including any potential effects from the COVID-19 pandemic and/or volatility in the oil and gas markets on the credit quality of the Company’s customers and/or its financial assets. For additional information about the Company’s accounts receivable and related allowances, see Note 5 - Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities.
In March 2020, the Securities and Exchange Commission (the “SEC”) issued a final rule, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, that simplifies the disclosure requirements related to registered debt securities under Rule 3-10 of Regulation S-X. Among other updates, the final rule replaces the requirement to provide condensed consolidating financial information with a requirement to provide summarized financial information of the issuers and guarantors, reduces the periods for which summarized financial information is required to the most recent annual period and year-to-date interim period, and permits the disclosures to be located outside the financial statements. The Company early adopted the reporting requirements of the final rule in the second quarter of 2020, and the disclosure required thereby is included within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for related disclosures.
Other Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Reform Rate (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. The guidance in ASU 2020-04 may be implemented over time as reference rate reform activities occur. The Company is currently evaluating the impact of reference rate reform and the potential application of this guidance.
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

The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to MasTec:
Net income - basic and diluted (a)	$57,005	$119,710	$93,235	$162,823
Weighted average shares outstanding:
Weighted average shares outstanding - basic	72,045	75,183	73,392	75,088
Dilutive common stock equivalents (b)	732	564	743	573
Weighted average shares outstanding - diluted	72,777	75,747	74,135	75,661

(a)	Calculated as total net income less amounts attributable to non-controlling interests.

(b)	For the six month period ended June 30, 2020, there were 88,462 anti-dilutive common stock equivalents.
The Company repurchased approximately 3.6 million shares of its common stock during the six month period ended June 30, 2020, as discussed in Note 11 - Equity. The effect of these repurchases on the Company’s weighted average shares outstanding for the six month period ended June 30, 2020 was a reduction of 2.2 million shares, due to the timing of the repurchases.
Note 3 – Goodwill and Other Intangible Assets
The following table provides balances for goodwill by reportable segment as of June 30, 2020 (in millions):

	Communications	Oil and Gas	Electrical Transmission	Clean Energy and Infrastructure	Total Goodwill
Goodwill, gross	$547.5	$493.6	$150.1	$152.7	$1,343.9
Accumulated impairment loss	—	(116.5)	—	—	(116.5)
Goodwill, net	$547.5	$377.1	$150.1	$152.7	$1,227.4

For the six month period ended June 30, 2020, goodwill included additions of $5.2 million from new business combinations and a net increase of $1.4 million from measurement period adjustments. Currency translation effects related to goodwill and accumulated impairment losses for the six month period ended June 30, 2020 totaled approximately $5.6 million of losses and $5.0 million of gains, respectively.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Pre-Qualifications	Other (a)	Total
Other intangible assets, gross, as of December 31, 2019	$34.5	$72.9	$286.5	$—	$26.3	$420.2
Accumulated amortization			(191.2)	—	(17.5)	(208.7)
Other intangible assets, net, as of December 31, 2019	$34.5	$72.9	$95.3	$—	$8.8	$211.5
Additions from new business combinations	—	—	9.7	—	0.1	9.8
Classification changes (b)	—	(69.8)	—	69.8	—	—
Measurement period adjustments (c)	—	—	(0.2)	—	—	(0.2)
Currency translation adjustments	—	(3.1)	0.1	1.3	—	(1.7)
Amortization expense			(12.2)	(4.0)	(1.0)	(17.2)
Other intangible assets, net, as of June 30, 2020	$34.5	$—	$92.7	$67.1	$7.9	$202.2

(a)	Consists principally of trade names and non-compete agreements.

(b)
In connection with its first quarter assessment of goodwill and indefinite-lived intangible assets, management reassessed the indefinite-life classification of its two pre-qualification intangible assets. Management determined that, based on changes in the assets’ characteristics, including current and expected changes in the customer mix of the associated reporting units, a finite-life classification for these assets was more appropriate. As a result, in the first quarter of 2020, the Company changed the classification of these pre-qualification intangible assets from indefinite-lived to finite-lived and began amortizing them on an accelerated basis, with an estimated remaining weighted average useful life of approximately 12 years.

(c)	Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
2020 Acquisitions. For the six month period ended June 30, 2020, MasTec completed four acquisitions, including, through a 96%-owned consolidated subsidiary, all of the equity interests in a heavy civil infrastructure construction company that is included within the Company’s Clean Energy and Infrastructure segment, and all of the equity interests in a utility service and telecommunications construction contractor that is included within the Company’s Communications segment. The Company also acquired the assets of two entities, one that specializes in wireless telecommunications and one that specializes in electrical transmission services.

The aggregate purchase price for these entities was composed of approximately $9.8 million in cash, net of cash acquired, with an additional $2.8 million due through 2023, subject to certain indemnification provisions, and a five-year earn-out liability valued at approximately $7.2 million. Earn-outs are generally payable annually and are recorded within other current and other long-term liabilities in the consolidated balance sheets. As of June 30, 2020, the range of remaining potential undiscounted Earn-out liabilities for the 2020 acquisitions was estimated to be up to $12 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated Earn-out liabilities for these acquisitions was preliminary as of June 30, 2020; as a result, further adjustments to these estimates may occur.
2019 Acquisitions. During 2019, MasTec completed six acquisitions, one of which specializes in water infrastructure for pipeline companies and is included within the Company’s Oil and Gas segment, four of which are included within the Company’s Communications segment, including a wireline/fiber deployment construction contractor and a telecommunications company specializing in a broad range of end-to-end wireless telecommunications solutions, and one of which specializes in construction projects in the power industry and is included in the Company’s Clean Energy and Infrastructure segment. For all but one of these acquisitions, the Company acquired all of the equity interests in the related entities. For the telecommunications company specializing in wireless telecommunications solutions, the Company acquired 96% of the entity’s equity interests, with the obligation to acquire the balance over time.
The aggregate purchase price for these entities, as adjusted, was composed of approximately $175.9 million in cash, net of cash acquired, plus earn-out liabilities and a mandatorily redeemable non-controlling interest valued at approximately $22.3 million and $17.8 million, respectively. The Company refers to its traditional earn-out arrangements and the mandatorily redeemable non-controlling interest collectively as “Earn-outs.” Earn-outs for the 2019 acquisitions have terms ranging from three to five years. As of June 30, 2020, the range of remaining potential undiscounted Earn-out liabilities for the 2019 acquisitions was estimated to be between $2 million and $72 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated Earn-out liabilities for these acquisitions was preliminary as of June 30, 2020; as a result, further adjustments to these estimates may occur.
Pro Forma Financial Information and Acquisition Results. For the three month periods ended June 30, 2020 and 2019, unaudited supplemental pro forma revenue totaled approximately $1.6 billion and $2.0 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $59.4 million and $126.2 million, respectively. For the six month periods ended June 30, 2020 and 2019, unaudited supplemental pro forma revenue totaled approximately $3.0 billion and $3.6 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $95.0 million and $173.3 million, respectively.
For the three and six month periods ended June 30, 2020, the Company’s consolidated results of operations included acquisition-related revenue of approximately $63.5 million and $113.0 million, respectively, and included acquisition-related net income of approximately $0.4 million and acquisition-related net losses of approximately $0.5 million, respectively, based on the Company’s consolidated effective tax rates. For the three and six month periods ended June 30, 2019, the Company’s consolidated results of operations included acquisition-related revenue of approximately $35.5 million and $75.1 million, respectively, and included acquisition-related net losses of approximately $1.4 million and $7.4 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.
Note 4 – Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, equity investments, investments in convertible debt securities and warrants, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration, mandatorily redeemable non-controlling interests and debt obligations.
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
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of Earn-outs, which represent the estimated fair value of future amounts payable for businesses that are contingent upon the acquired business achieving certain levels of earnings in the future. As of June 30, 2020 and December 31, 2019, the estimated fair value of the Company’s Earn-out liabilities totaled $132.8 million and $173.2 million, respectively, of which $47.1 million and $54.1 million, respectively, was included within other current liabilities. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which ranged from 12.0% to 24.7%, with a weighted average rate of 15.3% based on the relative fair value of each instrument as of June 30, 2020, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payout of Earn-out liabilities will be based on actual results achieved. As of June 30, 2020, the range of potential undiscounted Earn-out liabilities was estimated to be between $20 million and $206 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. Measurement period adjustments for Earn-out liabilities, which are fair value adjustments relating to new information obtained about the facts and circumstances existing as of the date of acquisition for a period of up to one year, are recorded to goodwill. Other revisions to the expected fair values of the Company’s traditional earn-out liabilities are reflected as other income or expense, as appropriate, and, for the mandatorily redeemable non-controlling interest, are recorded as interest expense, net. Earn-out payments, to the extent they relate to estimated liabilities as of the date of acquisition, are reflected within financing activities in the consolidated statements of cash flows. Payments in excess of acquisition date liabilities are classified within operating activities.
Additions to acquisition-related contingent consideration and other liabilities from new business combinations totaled $7.2 million for both the three and six month periods ended June 30, 2020, and for the three and six month periods ended June 30, 2019, additions from new business combinations totaled $1.0 million and $16.2 million, respectively. There were no measurement period adjustments for the three month period ended June 30, 2020, and measurement period adjustments for the six month period ended June 30, 2020 totaled an increase of approximately $1.1 million, and related to a business in the Company’s Communications segment. There were no measurement period adjustments for the three or six month periods ended June 30, 2019. Fair value adjustments, net, were de minimis for the three month period ended June 30, 2020, and totaled a net increase of approximately $1.7 million for the six month period ended June 30, 2020, and related to businesses in the Company’s Oil and Gas and Communications segments. Fair value adjustments, including those related to finalization of completed earn-out arrangements, totaled a net increase of approximately $29.2 million and $36.5 million for the three and six month periods ended June 30, 2019, respectively, and related to businesses in the Company’s Oil and Gas and Communications segments. Earn-out payments totaled $50.4 million for both the three and six month periods ended June 30, 2020, and totaled $30.0 million for both the three and six month periods ended June 30, 2019.
Equity Investments
The Company’s equity investments as of June 30, 2020 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”), which are accounted for as equity method investments; (ii) a $15 million investment in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; (iv) the Company’s equity interests in American Virtual Cloud Technologies, Inc., or “AVCT” (formerly named Pensare Acquisition Corp.); and (v) certain other equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. As of June 30, 2020, the Company determined that certain of its investment arrangements were variable interest entities (“VIEs”). Except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, less impairment (“adjusted cost basis”). As of June 30, 2020 and December 31, 2019, the aggregate carrying value of the Company’s equity investments totaled approximately $197 million and $196 million, respectively, including approximately $17 million and $18 million of equity investments measured on an adjusted cost basis as of June 30, 2020 and December 31, 2019, respectively. There were no material changes in the fair values of, or impairments related to, these investments during either of the six month periods ended June 30, 2020 or 2019.
The Waha JVs. The Waha JVs own and operate two pipelines and a header system that transport natural gas to the Mexican border for export. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $7.6 million and $6.6 million for the three month periods ended June 30, 2020 and 2019, respectively, and totaled $15.3 million and $12.9 million for the six month periods ended June 30, 2020 and 2019, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $55.4 million as of June 30, 2020. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $5.2 million and $2.1 million for the three month periods ended June 30, 2020 and 2019, respectively, and totaled $7.9 million and $6.0 million for the six month periods ended June 30, 2020 and 2019, respectively. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to capitalized investment costs, totaled approximately $157 million and $174 million as of June 30, 2020 and December 31, 2019, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps, which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three and six month periods ended June 30, 2020, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps totaled losses of approximately $1.7 million, or $1.3 million, net of tax, and $32.0 million, or $24.3 million, net of tax, respectively. For the three and six month periods ended June 30, 2019, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps totaled losses of approximately $11.6 million, or $8.7 million, net of tax, and $18.8 million, or $14.2 million, net of tax, respectively.
Other Investments. The Company’s investments in AVCT (collectively, the “AVCT securities”) as of June 30, 2020 consist of: (i) approximately 1.7 million shares of AVCT common stock (the “AVCT shares”); (ii) warrants to purchase 2.0 million shares of AVCT common stock at $11.50 per share (the “initial warrants”); (iii) warrants to purchase 0.3 million shares of AVCT common stock at $0.01 per share (the “AVCT warrants”); and (iv) approximately $3.0 million in principal amount of AVCT Series A convertible debentures (the “AVCT convertible debentures”), convertible into AVCT common stock at $3.45 per share, subject to customary anti-dilution adjustments. All of the AVCT securities are included within other long-term assets in the Company’s consolidated financial statements. As of June 30, 2020 and December 31, 2019, the Company’s ownership interest in AVCT’s common stock represented by the AVCT shares totaled approximately 9% and 21%, respectively, and its aggregate beneficial ownership interest, assuming the exercise and conversion of all exercisable warrants and convertible debt into AVCT common stock, totaled approximately 21% for both periods. José R. Mas, MasTec’s Chief Executive Officer, was a director of AVCT through the end of March 2020.  The Company does not have the ability to exert significant influence over the operating and financial policies of AVCT.

The Company paid $2.0 million for the AVCT shares and initial warrants in 2017. The AVCT shares are not transferable or salable until April 7, 2021, with limited exceptions. The initial warrants are exercisable at any time from May 7, 2020, until the earlier to occur of April 7, 2025 and the liquidation of AVCT, subject to extension. In April 2020, concurrent with the completion of AVCT’s business combination with Stratos Management Systems, Inc., MasTec invested $3.0 million for the AVCT warrants and AVCT convertible debentures. The AVCT warrants are exercisable at any time from April 7, 2020 through April 7, 2025. The AVCT convertible debentures have a stated annual interest rate of 10%, which is paid in-kind on a quarterly basis until maturity. Maturity will occur upon the earlier of MasTec’s demand, which may occur on or after October 7, 2022, or upon a change of control of AVCT. The AVCT convertible debentures may be converted in whole or in part at any time from April 7, 2020 until full payment thereof, subject to mandatory conversion of the convertible debentures, pursuant to the terms thereof.
As of June 30, 2020, the fair value of the Company’s issued AVCT shares approximated $5 million, which was determined based on the market price of identical securities, adjusted for the restrictions on sale, a Level 3 input. The initial warrants and the AVCT warrants, for which the aggregate fair value was not material as of June 30, 2020, are derivative financial instruments. The AVCT convertible debentures are available-for-sale securities. Interest on the AVCT convertible debentures is recognized in earnings and changes in fair value are recognized in other comprehensive income or loss, as appropriate, neither of which was material for the three month period ended June 30, 2020. As of December 31, 2019, the AVCT shares were measured on an adjusted cost basis as their fair value was not readily determinable. The aggregate carrying value of the Company’s investment in AVCT as of December 31, 2019, including the AVCT shares and initial warrants, was approximately $2 million. For the three month period ended June 30, 2020, following completion of the AVCT transactions, the Company recorded a net fair value measurement gain on the AVCT securities within other income totaling approximately $3.8 million, primarily related to the AVCT shares.
The Company has equity interests in three telecommunications entities that provide certain services to MasTec. For the three and six month periods ended June 30, 2020, expense recognized in connection with these arrangements totaled $3.6 million and $6.3 million, respectively, and related amounts payable were $0.4 million as of June 30, 2020.
Senior Notes
As of both June 30, 2020 and December 31, 2019, the gross carrying amount of the Company’s 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”), which are measured at fair value on a non-recurring basis, totaled $400 million. As of June 30, 2020 and December 31, 2019, the estimated fair value of the 4.875% Senior Notes, based on Level 1 inputs, totaled $396.0 million and $404.5 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	June 30, 2020	December 31, 2019
Contract billings	$949.9	$860.4
Less allowance	(22.1)	(10.1)
Accounts receivable, net of allowance	$927.8	$850.3

Retainage	290.1	345.2
Unbilled receivables	675.8	679.4
Contract assets	$965.9	$1,024.6

Contract billings represent the amount of performance obligations that have been billed but not yet collected. Contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). For the six month period ended June 30, 2020, provisions for credit losses totaled $12.3 million and include potential credit losses resulting from current economic uncertainty, as compared with credit losses of $0.9 million for the six month period ended June 30, 2019. Impairment losses on contract assets were not material in either period.
Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $338.2 million and $206.2 million as of June 30, 2020 and December 31, 2019, respectively, of which deferred revenue comprised approximately $316.7 million and $184.1 million, respectively. The increase in deferred revenue was primarily driven by timing of billings for projects in the Company’s Oil and Gas and Clean Energy and Infrastructure segments. For the three and six month periods ended June 30, 2020, the Company recognized revenue of approximately $23.7 million and $129.3 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2019, resulting primarily from the advancement of physical progress on the related projects during the period.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $1.4 million and $2.8 million for the three month periods ended June 30, 2020 and 2019, respectively, and totaled $3.2 million and $5.7 million for the six month periods ended June 30, 2020 and 2019, respectively.

Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	June 30, 2020	December 31, 2019
Land	$6.0	$4.9
Buildings and leasehold improvements	40.4	35.8
Machinery and equipment	1,776.7	1,659.4
Office furniture and equipment	211.1	197.3
Construction in progress	24.9	26.1
Total property and equipment	$2,059.1	$1,923.5
Less accumulated depreciation and amortization	(1,086.9)	(1,017.7)
Property and equipment, net	$972.2	$905.8

The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $146.5 million and $138.2 million as of June 30, 2020 and December 31, 2019, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $33.1 million and $31.5 million as of June 30, 2020 and December 31, 2019, respectively. The effects of accrued capital expenditures are excluded from the Company’s consolidated statements of cash flows given their non-cash nature.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2020	December 31, 2019
Senior secured credit facility:	September 19, 2024
Revolving loans		$166.8	$339.2
Term loan		400.0	400.0
4.875% Senior Notes	March 15, 2023	400.0	400.0
Finance lease and other obligations		286.6	305.6
Total debt obligations		$1,253.4	$1,444.8
Less unamortized deferred financing costs		(10.9)	(12.4)
Total debt, net of deferred financing costs		$1,242.5	$1,432.4
Current portion of long-term debt		126.7	118.4
Long-term debt		$1,115.8	$1,314.0

Senior Secured Credit Facility
The Company’s senior secured credit facility (the “Credit Facility”) has aggregate borrowing commitments totaling approximately $1.75 billion as of June 30, 2020, composed of $1.35 billion of revolving commitments and a term loan of approximately $400 million. The term loan is subject to amortization in quarterly principal installments of $2.5 million commencing in December 2020, which amount will increase to $5.0 million commencing in December 2021. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
As of June 30, 2020 and December 31, 2019, outstanding revolving loans, which included $111 million and $138 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 2.38% and 3.50% per annum, respectively. The term loan accrued interest at rates of 1.43% and 3.05% as of June 30, 2020 and December 31, 2019, respectively. Letters of credit of approximately $140.1 million and $98.0 million were issued as of June 30, 2020 and December 31, 2019, respectively. As of both June 30, 2020 and December 31, 2019, letter of credit fees accrued at 0.375% per annum for performance standby letters of credit and at 1.25% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2020 and December 31, 2019, availability for revolving loans totaled $1,043.1 million and $912.8 million, respectively, or up to $509.9 million and $552.0 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $189.2 million and $162.4 million of availability in either Canadian dollars or Mexican pesos as of June 30, 2020 and December 31, 2019, respectively. The unused facility fee as of both June 30, 2020 and December 31, 2019 accrued at a rate of 0.20%.
The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. As of both June 30, 2020 and December 31, 2019, there were no borrowings under the Company’s other credit facilities. Additionally, the Company has a credit facility under which it may issue up to $50.0 million of performance standby letters of credit.  As of June 30, 2020 and December 31, 2019, letters of credit issued under this facility totaled $18.2 million and $17.1 million, respectively, and accrued fees at 0.50%

and 0.40% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
Debt Guarantees and Covenants
The 4.875% Senior Notes are senior unsecured unsubordinated obligations and rank equal in right of payment with existing and future unsubordinated debt, and rank senior in right of payment to existing and future subordinated debt and are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness. See Recently Issued Accounting Pronouncements in Note 1 – Business, Basis of Presentation and Significant Accounting Policies for information related to the Company’s adoption of the SEC’s amended rules regarding financial disclosure requirements for guarantors and issuers of guaranteed securities. MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of June 30, 2020 and December 31, 2019.
Additional Information
As of June 30, 2020 and December 31, 2019, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $7.1 million and $7.5 million, respectively. For additional information pertaining to the Company’s debt instruments, including its 4.875% Senior Notes, see Note 7 - Debt in the Company’s 2019 Form 10-K.
Subsequent Event
In July 2020, the Company agreed to issue $600 million aggregate principal amount of 4.50% senior unsecured notes due August 15, 2028 (the “4.50% Senior Notes”) at par in a private offering (the “Private Offering). The Private Offering is expected to close on August 4, 2020, subject to customary closing conditions. The proceeds from the Private Offering will be used to redeem or repurchase all of the Company’s existing 4.875% Senior Notes, to pay fees and expenses in connection therewith, and to repay revolving loans under the Credit Facility. Prior to redeeming the 4.875% Senior Notes, the Company may temporarily pay down revolving loans under the Credit Facility and then, subject to customary borrowing conditions, re-borrow under the Credit Facility to effect the redemption. The 4.50% Senior Notes will rank equally in right of payment with any existing and future senior debt, and senior in right of payment to any existing and future subordinated debt. The 4.50% Senior Notes will be effectively junior to the Company’s secured debt, including the Credit Facility, to the extent of the value of the assets securing that debt. The 4.50% Senior Notes will be fully and unconditionally guaranteed on a senior unsecured, joint and several basis by certain of the Company’s existing and future 100%-owned direct and indirect domestic restricted subsidiaries that are each guarantors of the Credit Facility or other outstanding indebtedness. Concurrent with the commencement of the Private Offering, the Company delivered a conditional notice for the full redemption of all of its outstanding 4.875% Senior Notes on August 19, 2020, subject to certain conditions including consummation of the Private Offering.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. As of June 30, 2020, the Company’s leases have remaining lease terms of up to nine years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of June 30, 2020 and December 31, 2019 totaled $502.0 million and $463.5 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $387.1 million and $375.9 million as of June 30, 2020 and December 31, 2019, respectively. Depreciation expense associated with finance leases totaled $16.8 million and $11.2 million for the three month periods ended June 30, 2020 and 2019, respectively, and totaled $32.6 million and $21.2 million for the six month periods ended June 30, 2020 and 2019, respectively.
Operating Leases
Operating lease additions for the three and six month periods ended June 30, 2020 totaled $7.5 million and $13.3 million, respectively, and totaled $54.1 million and $66.4 million for the three and six month periods ended June 30, 2019, respectively, excluding the effect of adoption of ASU 2016-02, Leases (Topic 842), of approximately $230.0 million.
For the three month periods ended June 30, 2020 and 2019, rent expense for leases that have terms in excess of one year totaled approximately $26.8 million and $27.4 million, respectively, of which $2.8 million and $2.1 million, respectively, represented variable lease costs, and for the six month periods ended June 30, 2020 and 2019, rent expense for such leases totaled approximately $62.1 million and $55.3 million, respectively, of which $5.7 million and $4.4 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $72.9 million and $115.6 million for the three month periods ended June 30, 2020 and 2019, respectively, and totaling approximately $150.4 million and $208.4 million for the six month periods ended June 30, 2020 and 2019, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, and is included within operating activities in the consolidated statements of cash flows.

Additional Lease Information
Future minimum lease commitments as of June 30, 2020 were as follows (in millions):

	Finance Leases	Operating Leases
2020, remaining six months	$66.8	$50.4
2021	120.0	69.8
2022	79.6	44.5
2023	31.2	21.7
2024	4.8	13.9
Thereafter	0.3	29.1
Total minimum lease payments	$302.7	$229.4
Less amounts representing interest	(16.2)	(17.9)
Total lease obligations, net of interest	$286.5	$211.5
Less current portion	119.1	78.0
Long-term portion of lease obligations, net of interest	$167.4	$133.5

As of June 30, 2020, finance leases had a weighted average remaining lease term of 2.6 years and a weighted average discount rate of 4.0%. Non-cancelable operating leases had a weighted average remaining lease term of 4.0 years and a weighted average discount rate of 4.0% as of June 30, 2020.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of June 30, 2020, there were approximately 3,107,000 shares available for future grant. Non-cash stock-based compensation expense under all plans totaled $5.8 million and $4.2 million for the three month periods ended June 30, 2020 and 2019, respectively, and totaled $9.9 million and $7.9 million for the six month periods ended June 30, 2020 and 2019, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $1.4 million and $1.1 million for the three month periods ended June 30, 2020 and 2019, respectively. For the six month periods ended June 30, 2020 and 2019 income tax benefits totaled $2.2 million and $4.2 million, respectively, including net tax deficiencies related to the vesting of share-based payment awards totaling $0.2 million and net tax benefits totaling $2.3 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of June 30, 2020, total unearned compensation related to restricted shares was approximately $36.0 million, which is expected to be recognized over a weighted average period of approximately 2.2 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.9 million and $0.3 million for the three month periods ended June 30, 2020 and 2019, respectively, and totaled $6.5 million and $13.9 million for the six month periods ended June 30, 2020 and 2019, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2019	1,221,593	$45.36
Granted	933,455	27.08
Vested	(180,394)	39.47
Canceled/forfeited	(237,800)	59.20
Non-vested restricted shares, as of June 30, 2020	1,736,854	$34.25

(a)	Includes 2,300 restricted stock units as of June 30, 2020.

Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”), under which shares of the Company’s common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Six Months Ended June 30,
	2020	2019
Cash proceeds (in millions)	$3.9	$2.4
Common shares issued	154,059	63,976
Weighted average price per share	$25.61	$37.52
Weighted average per share grant date fair value	$7.71	$9.54

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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended June 30:
2020	1,424	1,469	$6.9	$2.1	$9.0
2019	2,117	5,349	$21.8	$1.5	$23.3
For the Six Months Ended June 30:
2020	1,119	1,469	$12.3	$3.8	$16.1
2019	1,626	5,349	$28.8	$2.8	$31.5

The fluctuations in the number of employees covered under multiemployer plans and related contributions in the table above related primarily to timing of activity for the Company’s union resource-based projects, the majority of which are within its oil and gas operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase of shares of MasTec common stock from time to time in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases is determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The Company’s share repurchase programs do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, are funded with available cash or with availability under the Credit Facility. The Company may use either authorized and unissued shares or treasury shares to meet share issuance requirements. Treasury stock is recorded at cost.
During the six month period ended June 30, 2020, the Company repurchased 3.6 million shares of its common stock for an aggregate purchase price totaling approximately $120.2 million, of which $0.8 million was repurchased during the second quarter. Of the total repurchased shares, 0.6 million were repurchased for $28.8 million under a $150 million share repurchase program that was established in September 2018 and completed in the first quarter of 2020, and 3.0 million were repurchased for $91.4 million under the Company’s December 2018 $100 million share repurchase program. There were no share repurchases for the three month period ended June 30, 2019. For the six month period ended June 30, 2019, share repurchases totaled approximately $0.6 million, which were completed under the Company’s September 2018 $150 million share repurchase program.
As of June 30, 2020, $158.6 million was available for future share repurchases under all of the Company’s open share repurchase programs, which included $8.6 million under the Company’s December 2018 share repurchase program, and the full amount of the Company’s March 2020 $150 million share repurchase program.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, for the three and six month periods ended June 30, 2020 and 2019 relates to the Company’s operations in Canada and Mexico. Unrealized investment activity, net, for each of the three and six month periods ended June 30, 2020 and 2019 relates to unrealized losses on interest rate swaps associated with the Waha JVs.

Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended June 30, 2020 and 2019, the Company’s consolidated effective tax rates were 26.7% and 24.8%, respectively. For the six month periods ended June 30, 2020 and 2019, the Company’s consolidated effective tax rates were 18.6% and 24.1%, respectively. The Company’s effective tax rate for the six month period ended June 30, 2020 included a benefit of approximately $9.6 million related to the release of certain valuation allowances on Canadian deferred tax assets that were no longer necessary. For the six month period ended June 30, 2019, the Company’s effective tax rate was favorably affected by reduced foreign earnings, the recognition of $2.3 million of excess tax benefits from the vesting of share-based awards and foreign tax rate changes.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act provides for various tax relief and tax incentive measures. At this time, management does not believe that the CARES Act will have a material impact on the Company’s financial results in 2020.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.
Note 13 – Segments and Related Information
Segment Discussion
The Company manages its operations under five operating segments, which represent its five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Clean Energy and Infrastructure and (5) Other. This structure is generally focused on broad end-user markets for the Company’s labor-based construction services. All five reportable segments derive their revenue from the engineering, installation and maintenance of infrastructure, primarily in North America.
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, and, to a lesser extent, infrastructure for utilities, among others. The Company performs engineering, construction and maintenance services for oil and natural gas pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Clean Energy and Infrastructure segment primarily serves energy, utility and other end-markets through the installation and construction of power facilities, including from renewable sources, related electrical transmission infrastructure, ethanol/biofuel facilities and various types of heavy civil and industrial infrastructure. The Other segment includes certain equity investees, the services of which vary from those provided by the Company’s primary segments, as well as other small business units that perform construction and other services for a variety of international end-markets.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2020	2019	2020	2019
Communications (a)	$654.3	$652.6	$1,298.4	$1,265.4
Oil and Gas	368.5	936.8	727.6	1,558.1
Electrical Transmission	124.1	100.4	252.2	195.3
Clean Energy and Infrastructure	426.1	250.2	712.4	439.6
Other	0.1	0.0	0.1	0.1
Eliminations	(3.8)	(1.0)	(4.8)	(1.2)
Consolidated revenue	$1,569.3	$1,939.0	$2,985.9	$3,457.3

(a)
Revenue generated primarily by utilities customers represented 14.9% and 15.4% of Communications segment revenue for the three month periods ended June 30, 2020 and 2019, respectively, and represented 15.0% and 15.5% for the six month periods ended June 30, 2020 and 2019, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA:	2020	2019	2020	2019
Communications	$76.4	$52.4	$127.2	$97.8
Oil and Gas	80.1	179.3	154.5	286.7
Electrical Transmission	(3.2)	8.7	5.1	12.4
Clean Energy and Infrastructure	30.1	8.9	35.0	12.1
Other	7.5	6.4	14.9	12.7
Corporate	(31.0)	(19.2)	(62.9)	(48.7)
Consolidated EBITDA	$159.9	$236.5	$273.8	$373.0

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Depreciation and Amortization:	2020	2019	2020	2019
Communications	$21.4	$15.3	$41.0	$30.0
Oil and Gas	32.1	34.3	60.2	68.9
Electrical Transmission	6.6	5.2	12.4	9.7
Clean Energy and Infrastructure	4.7	3.3	8.7	6.4
Other	0.0	0.0	0.0	0.0
Corporate	2.7	1.8	5.7	4.0
Consolidated depreciation and amortization	$67.5	$59.9	$128.0	$119.0

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA Reconciliation:	2020	2019	2020	2019
Income before income taxes	$77.6	$160.0	$114.1	$215.1
Plus:
Interest expense, net	14.8	16.6	31.8	38.9
Depreciation	57.7	55.3	110.8	109.5
Amortization of intangible assets	9.8	4.7	17.2	9.5
Consolidated EBITDA	$159.9	$236.5	$273.8	$373.0

Foreign Operations and Other. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico and the Caribbean. Revenue derived from U.S. operations totaled $1.6 billion and $1.9 billion for the three month periods ended June 30, 2020 and 2019, respectively, and totaled $2.9 billion and $3.3 billion for the six month periods ended June 30, 2020 and 2019, respectively. Revenue derived from foreign operations totaled $14.0 million and $47.9 million for the three month periods ended June 30, 2020 and 2019, respectively, and totaled $59.6 million and $126.7 million for the six month periods ended June 30, 2020 and 2019, respectively, the majority of which was derived from the Company’s Canadian operations in its Oil and Gas segment, and, to a lesser extent, from the Company’s wireless operations in Mexico. Long-lived assets held in the U.S. included property and equipment, net, of $949.1 million and $874.7 million as of June 30, 2020 and December 31, 2019, respectively, and, for the Company’s businesses in foreign countries, totaled $23.1 million and $31.1 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.4 billion as of both June 30, 2020 and December 31, 2019, respectively, and for the Company’s businesses in foreign countries, totaled approximately $51.4 million and $56.4 million as of June 30, 2020 and December 31, 2019, respectively. The majority of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of June 30, 2020 and December 31, 2019, amounts due from customers from which foreign revenue was derived accounted for approximately 3% and 5%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. Revenue from governmental entities for both the three and six month periods ended June 30, 2020 totaled approximately 2% of total revenue, and for both the three and six month periods ended June 30, 2019 totaled approximately 1%. Substantially all revenue from governmental entities was derived from the Company’s U.S. operations.

Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Customer:	2020	2019	2020	2019
AT&T (including DIRECTV®) (a)	19%	18%	21%	20%
Permian Highway Pipeline (b)	10%	—%	7%	—%
Equitrans Midstream Corporation (c)	1%	12%	2%	9%

(a)
The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for installation and maintenance services, as well as construction/installation contracts for AT&T’s: (i) wireless; (ii) wireline/fiber; and (iii) various install-to-the-home businesses, including DIRECTV®. Revenue from AT&T is included within the Communications segment.

(b)	The Company's relationship with Permian Highway Pipeline is based upon various construction contracts for pipeline activities, for which the related revenue is included in the Oil and Gas segment.

(c)
The Company's relationship with Equitrans Midstream Corporation and its affiliates is based upon various construction contracts for pipeline activities, for which the related revenue is included in the Oil and Gas segment.

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
COVID-19 Pandemic
During March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”), with the pandemic accelerating during the first half of March and further accelerating into July. The COVID-19 pandemic has significantly affected economic conditions in the United States and internationally, as national, state and local governments reacted to the public health crisis by requiring mitigation measures resulting in workforce, supply chain and other market disruptions that have created significant uncertainties in the U.S. and global economies and disrupted business activities for an uncertain period of time. The COVID-19 pandemic has had a negative impact on the Company’s operations and may continue to affect our future business activities. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing, other mitigation measures or other factors, the health and availability of work crews or other key personnel, including subcontractors or supply chain disruptions, higher operating costs and lower levels of overhead cost absorption and/or delayed project start dates or project shutdowns or cancellations that may be mandated or requested by governmental authorities or others.
Most of the Company’s construction services have been and currently are deemed essential under state and local pandemic mitigation orders, and all of its business segments continue to operate. The COVID-19 pandemic has had a negative impact on the Company’s operations and is expected to have some continued negative impact for the remainder of 2020. Management’s top priority has been to take appropriate actions to protect the health and safety of its employees, customers and business partners, including adjusting its standard operating procedures to respond to evolving health guidelines. Management believes that it is taking appropriate steps to mitigate any potential impact to the Company; however, given the uncertainty regarding the potential effects of the COVID-19 pandemic, any future impacts cannot be quantified or predicted with specificity.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2020 and December 31, 2019, there were $158.3 million and $115.1 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of June 30, 2020 or December 31, 2019.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2020 and December 31, 2019, outstanding performance and payment bonds approximated $692.0 million and $551.4 million, respectively, and estimated costs to complete projects secured by these bonds totaled $188.8 million and $194.7 million as of June 30, 2020 and December 31, 2019, respectively.

Investment Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as a 50% undivided interest in a civil construction project. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of June 30, 2020, the Company was not aware of material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of June 30, 2020 and December 31, 2019 are amounts held by entities that are proportionately consolidated totaling $10.9 million and $13.1 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments regarding the Company’s other investment arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of June 30, 2020 and December 31, 2019, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $123.8 million and $123.4 million, respectively, of which $83.2 million and $87.3 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.6 million and $4.2 million as of June 30, 2020 and December 31, 2019, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $64.0 million as of both June 30, 2020 and December 31, 2019. Outstanding surety bonds related to self-insurance programs amounted to $38.5 million as of both June 30, 2020 and December 31, 2019.
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
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of June 30, 2020, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2020 and December 31, 2019, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Concentrations of Risk. The Company had approximately 380 customers for the six month period ended June 30, 2020. As of June 30, 2020, two customers each accounted for approximately 17% and 14%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. As of December 31, 2019, three customers each accounted for approximately 17%, 13% and 11%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 66% and 65%, respectively, of its revenue from its top ten customers for the three month periods ended June 30, 2020 and 2019, and derived 63% of its revenue from its top ten customers for both the six month periods ended June 30, 2020 and 2019.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing and business development activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended June 30, 2020 and 2019, such payments to related party entities totaled approximately $16.2 million and $17.8 million, respectively, and for the six month periods ended June 30, 2020 and 2019, totaled approximately $41.5 million and $46.3 million, respectively. Related payables totaled approximately $7.6 million and $14.7 million as of June 30, 2020 and December 31, 2019, respectively. Revenue from such related party arrangements totaled approximately $1.3 million and $0.6 million for the three month periods ended June 30, 2020 and 2019, respectively, and totaled $2.3 million and $0.9 million for the six month periods ended June 30, 2020 and 2019, respectively. As of June 30, 2020, related amounts receivable, net, totaled approximately $0.4 million, and as of December 31, 2019, were de minimis.
In 2018, MasTec acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, was a minority owner. Amounts outstanding for advances made by the Company on behalf of this entity totaled approximately $0.1 million and $0.5 million, net as of June 30, 2020 and December 31, 2019, respectively, which are expected to be settled under customary terms associated with the related purchase agreement.
The Company rents and leases equipment and purchases equipment supplies and servicing from CCI, in which it has a 15% equity investment. Juan Carlos Mas serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. MasTec paid CCI, net of rebates, $1.0 million and $9.8 million, respectively, for the three month periods ended June 30, 2020 and 2019, and $1.4 million and $15.8 million, respectively, for the six month periods ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, amounts payable to CCI, net of rebates receivable, totaled approximately $1.4 million and $0.2 million, respectively. The Company has also rented equipment to CCI. Revenue from equipment rentals to CCI totaled approximately $0.6 million for both the three and six month periods ended June 30, 2020, and related receivables totaled approximately $0.1 million as of June 30, 2020.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. No subcontracting expenses were incurred by MasTec for the three month period ended June 30, 2020. MasTec incurred subcontracting expenses of approximately $4.6 million for the three month period ended June 30, 2019. MasTec incurred subcontracting expenses of approximately $0.6 million, net and $6.2 million for the six month periods ended June 30, 2020 and 2019, respectively. As of both June 30, 2020 and December 31, 2019, related amounts payable totaled approximately $0.2 million.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For the three month periods ended June 30, 2020 and 2019, MasTec paid approximately $0.6 million and $0.7 million, respectively, related to this leasing arrangement, and for the six month periods ended June 30, 2020 and 2019, paid approximately $1.3 million and $1.4 million, respectively.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are minority owners. Services provided by MasTec include the construction of a soccer facility and stadium, including wireless infrastructure services. MasTec charged approximately $1.5 million and $5.5 million under these arrangements for the three and six month periods ended June 30, 2020, respectively, and charged approximately $2.3 million for both the three and six month periods ended June 30, 2019. Amounts outstanding as of June 30, 2020 and December 31, 2019 totaled approximately $3.1 million and $3.9 million, respectively. Payments for other expenses related to the Franchise totaled $0.2 million for the six month period ended June 30, 2020.
MasTec leases employees and provides satellite communications services to a customer in which Jorge Mas and José R. Mas own a majority interest. Charges to this customer totaled approximately $0.3 million and $0.4 million, respectively, for the three month periods ended June 30, 2020 and 2019, and for both the six month periods ended June 30, 2020 and 2019 totaled approximately $0.7 million. As of June 30, 2020 and December 31, 2019, outstanding receivables related to these arrangements totaled approximately $0.9 million and $0.8 million, respectively.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, of which Jorge Mas or José R. Mas is a trustee. The company paid $0.5 million and $0.7 million in the second quarters of both 2020 and 2019 in connection with the agreements for Jorge Mas and José R. Mas, respectively. As of June 30, 2020 and December 31, 2019, life insurance assets associated with these agreements totaled approximately $21.5 million and $20.3 million, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our business and industry and the assumptions upon which these statements are based. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions or dispositions. Words such as “anticipates,” “expects,” “intends,” “will,” “could,” “would,” “should,” “may,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “targets” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additionally, many of these risks and uncertainties could be amplified by the ongoing COVID-19 pandemic.
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
The following is a discussion of our business, financial condition and results of operations as of and for the three and six month periods ended June 30, 2020 and 2019. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2019 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Impact of the COVID-19 Pandemic
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19), with the pandemic accelerating during the first half of March and further accelerating into July. The pandemic has significantly affected economic conditions in the United States and internationally, as federal, state and local governments reacted to the public health crisis with mitigation measures, resulting in workforce, supply chain and production disruptions, along with reduced demand and spending in many industry sectors, creating significant uncertainties in the U.S. economy. Although efforts have been undertaken to reduce restrictions on economic and social activities that were put in place as part of the initial response to the pandemic, it is currently unclear the extent to which increased social interaction will adversely affect efforts to reduce the COVID-19 pandemic’s health and other effects, whether additional or renewed restrictions will be implemented and/or how long an economic recovery could take. The extent to which the COVID-19 pandemic could affect our business, operations and financial results will depend upon numerous evolving factors, including the length and extent of the economic and market disruption, that we may not be able to accurately predict.
Most of our construction services have been and currently are deemed essential under state and local pandemic mitigation orders and all of our business segments continue to operate. The COVID-19 pandemic has had a negative impact on our operations and we expect some continued negative impact for the remainder of 2020. As our services have been deemed essential, our customers have generally directed us, where safe and possible, to maintain normal work schedules. Our top priority has been to take appropriate actions to protect the health and safety of our employees, customers and business partners. We have adjusted our standard operating procedures within our business operations to ensure continued employee and customer safety and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include implementation of appropriate distancing programs and required use of certain personal protective equipment for our crew operations, as well as appropriate sanitation measures for key equipment and facilities. We have also incorporated work at home programs and in-office social distancing and health safety measures where necessary for our administrative offices.
The COVID-19 pandemic has had a negative impact on our operations and may continue to affect our future business activities for an indefinite period of time. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing, other mitigation measures or other factors, the health and availability of work crews or other key personnel, including subcontractors or supply chain disruptions, higher operating costs and lower levels of overhead cost absorption, and/or delayed project start dates or project shutdowns or cancellations that may be mandated or requested by governmental authorities or others. To the extent that future business activities are adversely affected by the pandemic, we intend to take appropriate actions designed to mitigate these impacts; however, there can be no assurance that we will be successful in these efforts.
Additionally, potential disruptions in future economic activity as a result of the COVID-19 pandemic may have adverse effects across our end markets, including in the oil and gas sector. Given the uncertainty regarding the magnitude and duration of the pandemic’s effects, we are unable to predict with specificity or quantify any potential future impact on our business, financial condition and/or results of operations.
As of June 30, 2020, we maintained a strong balance sheet, have strong relationships with our banking partners and had ample liquidity totaling approximately $1,092 million, comprising $1,043 million of availability under our Credit Facility and $49 million of cash. We believe that our financial position, strong cash flows and operational strengths will enable us to manage the current challenges and uncertainties resulting from the COVID-19 pandemic. Our business operations typically generate significant cash flow, affording us the flexibility to invest strategically in our efforts to maximize shareholder value through mergers and acquisitions, share repurchases and capital expenditures. We are carefully managing liquidity and are monitoring any potential effects from the pandemic on our financial results, cash flows and/or working capital and intend to take appropriate actions in efforts to mitigate any impacts; however, there can be no assurance that we will be successful in these efforts.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; power generation, including from renewable sources; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended June 30, 2020, we had an average of approximately 19,000 employees and 380 locations. We offer our services primarily under the MasTec service mark. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Clean Energy and Infrastructure and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. During the second quarter of 2020, we renamed our Power Generation and Industrial segment as the Clean Energy and Infrastructure segment to better represent the nature of the segment’s operations, end markets and customer characteristics. There was no change to the composition of the segment or its historical results. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements, which are incorporated by reference, for segment related information and significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we expect to realize approximately 45% of our estimated June 30, 2020 backlog in 2020. The following table presents 18-month estimated backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	June 30, 2020	March 31, 2020	June 30, 2019
Communications	$3,915	$3,987	$4,120
Oil and Gas	2,659	2,597	2,515
Electrical Transmission	551	434	489
Clean Energy and Infrastructure	1,042	1,307	645
Other	1	1	1
Estimated 18-month backlog	$8,168	$8,326	$7,770
Approximately 45% of our backlog as of June 30, 2020 is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays or cancellations, regulatory or other delays, including from the potential adverse effects of the COVID-19 pandemic on economic activity, and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of June 30, 2020, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $3.7 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $0.8 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2020 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $0.7 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including the potential future effects of the COVID-19 pandemic and other relevant global events. These estimates form the basis for making judgments about our operating results, including the results of construction contracts accounted for under the cost-to-cost method, and the carrying values of assets and liabilities, that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors.
During the second quarter of 2020, in conjunction with our quarterly review for indicators of impairment, we performed quantitative assessments of the goodwill associated with three reporting units within our Oil and Gas segment, and one reporting unit within our Communications segment. Based on the results of these assessments, we determined that the estimated fair value of one of the reporting units in our Oil and Gas segment, for which the related goodwill had a carrying value of approximately $15 million, exceeded its carrying value by approximately 10%, and the estimated fair value of a separate reporting unit, for which the related goodwill had a carrying value of approximately $14 million, exceeded its carrying value by approximately 9%. The estimated fair values of the remaining reporting unit in our Oil and Gas segment and the reporting unit in our Communications segment were determined to substantially exceed their carrying values. In addition, as previously reported, during the first quarter of 2020, we reclassified a pre-qualification intangible asset within each of our Oil and Gas and Electrical Transmission segments from indefinite-lived to finite-lived. These assets, which had a combined carrying value of approximately $70 million and an estimated remaining weighted average useful life of approximately 12 years at the time of reclassification, are being amortized on an accelerated basis. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in the future.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
Revenue	$1,569.3	100.0%	$1,939.0	100.0%	$2,985.9	100.0%	$3,457.3	100.0%
Costs of revenue, excluding depreciation and amortization	1,341.8	85.5%	1,633.4	84.2%	2,568.1	86.0%	2,945.4	85.2%
Depreciation	57.7	3.7%	55.3	2.9%	110.8	3.7%	109.5	3.2%
Amortization of intangible assets	9.8	0.6%	4.7	0.2%	17.2	0.6%	9.5	0.3%
General and administrative expenses	85.0	5.4%	70.8	3.7%	170.5	5.7%	143.4	4.1%
Interest expense, net	14.8	0.9%	16.6	0.9%	31.8	1.1%	38.9	1.1%
Equity in earnings of unconsolidated affiliates	(6.8)	(0.4)%	(6.6)	(0.3)%	(14.6)	(0.5)%	(12.8)	(0.4)%
Other (income) expense, net	(10.5)	(0.7)%	4.8	0.2%	(11.9)	(0.4)%	8.3	0.2%
Income before income taxes	$77.6	4.9%	$160.0	8.2%	$114.1	3.8%	$215.1	6.2%
Provision for income taxes	(20.7)	(1.3)%	(39.7)	(2.0)%	(21.2)	(0.7)%	(51.8)	(1.5)%
Net income	$56.8	3.6%	$120.2	6.2%	$92.9	3.1%	$163.3	4.7%
Net (loss) income attributable to non-controlling interests	(0.2)	(0.0)%	0.5	0.0%	(0.3)	(0.0)%	0.5	0.0%
Net income attributable to MasTec, Inc.	$57.0	3.6%	$119.7	6.2%	$93.2	3.1%	$162.8	4.7%

We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Clean Energy and Infrastructure and (5) Other. Management’s review of reportable segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described, following the comparison of results discussion below. The following table presents revenue, EBITDA and EBITDA margin by reportable segment for the periods indicated (dollar amounts in millions):

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,				For the Six Months Ended June 30,
Reportable Segment:	2020	2019	2020	2019	2020		2019		2020		2019
Communications	$654.3	$652.6	$1,298.4	$1,265.4	$76.4	11.7%	$52.4	8.0%	$127.2	9.8%	$97.8	7.7%
Oil and Gas	368.5	936.8	727.6	1,558.1	80.1	21.7%	179.3	19.1%	154.5	21.2%	286.7	18.4%
Electrical Transmission	124.1	100.4	252.2	195.3	(3.2)	(2.6)%	8.7	8.6%	5.1	2.0%	12.4	6.4%
Clean Energy and Infrastructure	426.1	250.2	712.4	439.6	30.1	7.1%	8.9	3.5%	35.0	4.9%	12.1	2.8%
Other	0.1	0.0	0.1	0.1	7.5	NM	6.4	NM	14.9	NM	12.7	NM
Eliminations	(3.8)	(1.0)	(4.8)	(1.2)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(31.0)	—	(19.2)	—	(62.9)	—	(48.7)	—
Consolidated Results	$1,569.3	$1,939.0	$2,985.9	$3,457.3	$159.9	10.2%	$236.5	12.2%	$273.8	9.2%	$373.0	10.8%
NM - Percentage is not meaningful
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenue. For the three month period ended June 30, 2020, consolidated revenue totaled $1,569 million as compared with $1,939 million for the same period in 2019, a decrease of $370 million, or 19%. Revenue increases in our Clean Energy and Infrastructure segment of $176 million, or 70%, our Electrical Transmission segment of $24 million, or 24%, and our Communications segment of $2 million, were offset by a decrease in revenue in our Oil and Gas segment of $568 million, or 61%. Acquisitions contributed $64 million in revenue for the three month period ended June 30, 2020, and organic revenue decreased by approximately $433 million, or 22%, as compared with the same period in 2019.

Communications Segment. Communications revenue was $654 million for the three month period ended June 30, 2020, as compared with $653 million for the same period in 2019, an increase of $2 million. Acquisitions contributed $40 million of revenue for the three month period ended June 30, 2020, and organic revenue decreased by approximately $38 million as compared with the same period in 2019. The decrease in organic revenue was primarily driven by a continued decrease in install-to-the-home revenue, including as a result of the COVID-19 pandemic.
Oil and Gas Segment. Oil and Gas revenue was $369 million for three month period ended June 30, 2020, as compared with $937 million for the same period in 2019, a decrease of $568 million, or 61%. The expected decrease was primarily due to lower levels of project activity and mix, including the effects of regulatory disruptions on certain pipeline construction activity.
Electrical Transmission Segment. Electrical Transmission revenue was $124 million for the three month period ended June 30, 2020 as compared with $100 million for the same period in 2019, an increase of $24 million, or 24%, due primarily to higher levels of project activity.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $426 million for the three month period ended June 30, 2020 as compared with $250 million for the same period in 2019, an increase of $176 million, or 70%. Organic revenue increased by $152 million, or 61%, for the three month period ended June 30, 2020 as compared with the same period in 2019, due primarily to higher levels of renewable power project activity. Acquisitions contributed $23 million for the three month period ended June 30, 2020.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by approximately $292 million, or 18%, from $1,633 million for the three month period ended June 30, 2019 to $1,342 million for the same period in 2020. Lower levels of revenue contributed a decrease of $311 million in costs of revenue, excluding depreciation and amortization, whereas reduced productivity contributed an increase of approximately $20 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 130 basis points, from 84.2% of revenue for the three month period ended June 30, 2019 to 85.5% of revenue for the same period in 2020, primarily due to the mix of project activity, the impact of the COVID-19 pandemic and lower levels of revenue.
Depreciation. Depreciation was $58 million, or 3.7% of revenue, for the three month period ended June 30, 2020, as compared with $55 million, or 2.9% of revenue, for the same period in 2019, an increase of $2 million, or 4%. Acquisitions contributed $2 million of depreciation for the three month period ended June 30, 2020. As a percentage of revenue, depreciation increased by approximately 80 basis points due primarily to lower levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $10 million, or 0.6% of revenue, for the three month period ended June 30, 2020, as compared with $5 million, or 0.2% of revenue, for the same period in 2019, an increase of approximately $5 million, or 110%. Acquisitions contributed $3 million of intangible asset amortization for the three month period ended June 30, 2020. As a percentage of revenue, amortization of intangible assets increased by 40 basis points due to lower levels of revenue, as well as the effects of acquisitions and a change in amortization policy for certain intangible assets.
General and administrative expenses. General and administrative expenses were $85 million, or 5.4% of revenue, for the three month period ended June 30, 2020, as compared with $71 million, or 3.7% of revenue, for the same period in 2019, an increase of $14 million, or 20%. Acquisitions contributed $5 million of general and administrative expenses for the three month period ended June 30, 2020. Excluding the effects of acquisitions, general and administrative expenses for the three month period ended June 30, 2020 increased, primarily due to the effect of timing of legal and settlement matters and provisions for potential credit losses, offset, in part, by reductions in professional fees, travel expense and incentive and compensation expense as compared with the same period in the prior year. Overall, general and administrative expenses as a percentage of revenue increased by approximately 180 basis points for the three month period ended June 30, 2020 as compared with the same period in 2019, due primarily to lower levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $15 million, or approximately 0.9% of revenue, for the three month period ended June 30, 2020 as compared with $17 million, or 0.9% of revenue, for the same period in 2019. The decrease related primarily to a reduction in interest expense from credit facility activity as well as a decrease in discount charges on financing arrangements for trade receivables, offset, in part, by the effect of a second quarter 2019 arbitration award, under which we recovered $5 million of interest costs. Interest expense from credit facility activity decreased by approximately $6 million as compared with the same period in the prior year due to a combination of lower average balances and lower interest rates.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For both the three month periods ended June 30, 2020 and 2019, equity in earnings from unconsolidated affiliates totaled approximately $7 million, and related primarily to our investments in the Waha JVs, as well as investments in certain telecommunications entities.
Other (income) expense, net. Other (income) expense, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. Other income, net, was $11 million for the three month period ended June 30, 2020, as compared with $5 million of other expense, net for the same period in 2019. For the three month period ended June 30, 2020, other income, net, included approximately $6 million of gains on sales of equipment, net, and $4 million, net, of income from changes in the fair value of certain investments. For the three month period ended June 30, 2019, other expense, net, included approximately $29 million of expense from changes to estimated earn-out accruals, net, offset, in part, by $19 million of income from a second quarter 2019 arbitration award and $4 million of gains on sales of equipment, net.
Provision for income taxes. Income tax expense was $21 million for the three month period ended June 30, 2020, as compared with income tax expense of $40 million for the same period in 2019. In the second quarter of 2020, pre-tax income decreased to $78 million as compared with $160 million for the same period in the prior year. Our effective tax rate increased to 26.7% for the three month period ended June 30, 2020 from 24.8% for the same period in 2019, primarily as a result of the benefit in the 2019 period of foreign tax rate changes and a reduction in foreign earnings.

Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $76 million, or 11.7% of revenue, for the three month period ended June 30, 2020, as compared with $52 million, or 8.0% of revenue, for the same period in 2019, an increase of approximately $24 million, or 46%, primarily due to improved productivity from project mix and efficiencies. As a percentage of revenue, EBITDA increased by approximately 360 basis points.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $80 million, or 21.7% of revenue, for the three month period ended June 30, 2020, as compared with $179 million, or 19.1% of revenue, for the same period in 2019, a decrease of $99 million, or 55%. Lower levels of revenue contributed a decrease in EBITDA of $109 million, whereas improved productivity contributed an increase in EBITDA of approximately $10 million. EBITDA margins increased by approximately 260 basis points due primarily to improved project efficiencies, closeouts and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was negative $3 million, or negative 2.6% of revenue, for the three month period ended June 30, 2020, as compared with EBITDA of $9 million, or 8.6% of revenue, for the same period in 2019, a decrease in EBITDA of approximately $12 million, or 137%. As a percentage of revenue, EBITDA decreased by approximately 1,120 basis points, or approximately $14 million, due primarily to reduced project efficiencies, closeouts and mix. Higher levels of revenue contributed an increase in EBITDA of approximately $2 million.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $30 million, or 7.1% of revenue, for the three month period ended June 30, 2020, as compared with EBITDA of $9 million, or 3.5% of revenue, for the same period in 2019, an increase in EBITDA of approximately $21 million, or 239%. As a percentage of revenue, EBITDA increased by approximately 350 basis points, or $15 million, due to improved project efficiencies, closeouts and mix. Higher levels of revenue contributed an increase in EBITDA of approximately $6 million.
Other Segment. EBITDA from Other businesses was $8 million for the three month period ended June 30, 2020 as compared with $6 million for the same period in 2019, and related primarily to equity in earnings from our investments in the Waha JVs.
Corporate. Corporate EBITDA was negative $31 million for the three month period ended June 30, 2020, as compared with EBITDA of negative $19 million for the same period in 2019, for a decrease in EBITDA of approximately $12 million. Corporate EBITDA for the three month period ended June 30, 2019 included approximately $29 million of expense related to changes in estimated earn-out accruals, offset, in part, by approximately $25 million of recovery of legal costs and other income from a second quarter 2019 arbitration award. Excluding the effects of these items, other corporate expenses for the three month period ended June 30, 2020 increased by approximately $16 million as compared with the same period in the prior year, primarily due to the effects of legal and settlement matter timing and provisions for potential credit losses, partially offset by income from changes in the fair value of certain investments.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenue. For the six month period ended June 30, 2020, consolidated revenue totaled $2,986 million as compared with $3,457 million for the same period in 2019, a decrease of $471 million, or 14%. Revenue increases in our Clean Energy and Infrastructure segment of $273 million, or 62%, our Electrical Transmission segment of $57 million, or 29%, and our Communications segment of $33 million, or 3%, were offset by a decrease in revenue in our Oil and Gas segment of $830 million, or 53%. Acquisitions contributed $113 million in revenue for the six month period ended June 30, 2020, and organic revenue decreased by approximately $584 million, or 17%, as compared with the same period in 2019.
Communications Segment. Communications revenue was $1,298 million for the six month period ended June 30, 2020, as compared with $1,265 million for the same period in 2019, an increase of $33 million, or 3%. Acquisitions contributed $71 million of revenue for the six month period ended June 30, 2020, and organic revenue decreased by approximately $38 million, or 3%, as compared with the same period in 2019. The decrease in organic revenue was primarily driven by a continued decrease in install-to-the-home revenue as compared with the same period in the prior year, including as a result of the COVID-19 pandemic, offset, in part by higher levels of wireless and wireline/fiber revenue.
Oil and Gas Segment. Oil and Gas revenue was $728 million for the six month period ended June 30, 2020, as compared with $1,558 million for the same period in 2019, a decrease of $830 million, or 53%. The expected decrease was primarily due to lower levels of project activity and mix, including the effects of regulatory disruptions on certain long-haul pipeline construction activity.
Electrical Transmission Segment. Electrical Transmission revenue was $252 million for the six month period ended June 30, 2020 as compared with $195 million for the same period in 2019, an increase of approximately $57 million, or 29%, due primarily to higher levels of project activity.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $712 million for the six month period ended June 30, 2020 as compared with $440 million for the same period in 2019, an increase of $273 million, or 62%. Organic revenue increased by approximately $230 million, or 52%, as compared with the same period in 2019, and acquisitions contributed $42 million of revenue for the six month period ended June 30, 2020. The increase in organic revenue was driven by higher levels of renewable power project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by $377 million, or 13%, from $2,945 million for the six month period ended June 30, 2019 to $2,568 million for the same period in 2020. Lower levels of revenue contributed a decrease in costs of revenue, excluding depreciation and amortization, of $402 million, offset, in part, by an increase of approximately $24 million from reduced productivity. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 80 basis points, from 85.2% of revenue for the six month period ended June 30, 2019 to 86.0% of revenue for the same period in 2020. The basis point increase was primarily due to the mix of project activity, the impact of the COVID-19 pandemic and lower levels of revenue.
Depreciation. Depreciation was $111 million, or 3.7% of revenue, for the six month period ended June 30, 2020 as compared with $110 million, or 3.2% of revenue, in 2019, an increase of $1 million, or 1%. Acquisitions contributed $4 million of depreciation for the six month period ended June 30, 2020, whereas organic depreciation decreased by $3 million. As a percentage of revenue, depreciation increased by 50 basis points, due primarily to lower levels of revenue.

Amortization of intangible assets. Amortization of intangible assets was $17 million, or 0.6% of revenue, for the six month period ended June 30, 2020, as compared with $9 million, or 0.3% of revenue, for the same period in 2019, an increase of approximately $8 million, or 81%. Acquisitions contributed $6 million of intangible asset amortization for the six month period ended June 30, 2020. As a percentage of revenue, amortization of intangible assets increased by 30 basis points due primarily to lower levels of revenue, as well as the effects of acquisitions and a change in amortization policy for certain intangible assets.
General and administrative expenses. General and administrative expenses were $170 million, or 5.7% of revenue, for the six month period ended June 30, 2020, as compared with $143 million, or 4.1% of revenue, for the same period in 2019, an increase of $27 million, or 19%. Acquisitions contributed $9 million of general and administrative expenses for the six month period ended June 30, 2020. Excluding the effects of acquisitions, administrative expenses increased by approximately $18 million as compared with the same period in the prior year. For the six month period ended June 30, 2020, general and administrative expenses increased, primarily due to the effect of timing of legal, arbitral and settlement matters and provisions for potential credit losses, offset, in part, by reductions in professional fees and travel expense, as compared with the same period in the prior year. Overall, general and administrative expenses as a percentage of revenue increased by approximately 160 basis points for the six month period ended June 30, 2020 as compared with the same period in 2019, due, in part, to lower levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $32 million, or 1.1% of revenue, for the six month period ended June 30, 2020 as compared with $39 million, or 1.1% of revenue, in the same period in 2019. The decrease related primarily to a reduction in interest expense from credit facility activity as well as a decrease in discount charges on financing arrangements for trade receivables, offset, in part, by the effect of a second quarter 2019 arbitration award, under which we recovered $5 million of interest costs. Interest expense from credit facility activity decreased by approximately $12 million as compared with the same period in the prior year due to a combination of lower average balances and lower interest rates.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the six month periods ended June 30, 2020, equity in earnings from unconsolidated affiliates totaled approximately $15 million, as compared with $13 million for the same period in 2019, and related primarily to our investments in the Waha JVs, as well as investments in certain telecommunications entities.
Other (income) expense, net. Other income, net, was $12 million for the six month period ended June 30, 2020, as compared with other expense, net, of $8 million for the same period in 2019. For the six month period ended June 30, 2020, other income, net, included approximately $2 million of expense from changes to estimated earn-out accruals, net, $8 million of gains on sales of equipment, net, and $4 million, net, of income from changes in the fair value of certain investments. For the six month period ended June 30, 2019, other expense, net, included $36 million of expense from changes to estimated earn-out accruals, offset, in part, by $19 million of income from a second quarter 2019 arbitration award, $6 million of gains on sales of equipment, net, and $1 million of income from the settlement of an investment that was in the final stages of liquidation.
Provision for income taxes. Income tax expense was $21 million for the six month period ended June 30, 2020, as compared with income tax expense of $52 million for the same period in 2019. In the first half of 2020, pre-tax income decreased to $114 million as compared with $215 million for the same period in the prior year. Our effective tax rate decreased to 18.6% for the six month period ended June 30, 2020 from 24.1% for the same period in 2019. Our effective tax rate for the six month period ended June 30, 2020 included a benefit of approximately $10 million related to the release of certain valuation allowances on Canadian deferred tax assets that were no longer necessary. For the six month period ended June 30, 2019, income tax expense included the recognition of approximately $2 million of excess tax benefits from the vesting of share-based awards and the benefit of foreign tax rate changes and a reduction in foreign earnings.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $127 million, or 9.8% of revenue, for the six month period ended June 30, 2020, as compared with $98 million, or 7.7% of revenue, for the same period in 2019, an increase of approximately $29 million, or 30%. As a percentage of revenue, EBITDA increased by approximately 210 basis points, or $27 million, primarily due to project mix and efficiencies. Higher levels of revenue contributed an increase in EBITDA of $3 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $155 million, or 21.2% of revenue, for the six month period ended June 30, 2020, as compared with $287 million, or 18.4% of revenue, for the same period in 2019, a decrease of $132 million, or 46%. Lower levels of revenue contributed a decrease in EBITDA of $153 million, whereas improved productivity contributed an increase of approximately $21 million. EBITDA margins increased by approximately 280 basis points due primarily to improved project efficiencies, closeouts and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $5 million, or 2.0% of revenue, for the six month period ended June 30, 2020, as compared with EBITDA of $12 million, or 6.4% of revenue, for the same period in 2019, a decrease in EBITDA of approximately $7 million, or 59%. As a percentage of revenue, EBITDA decreased by approximately 430 basis points, or $11 million, due primarily to reduced project efficiencies, closeouts and mix. Higher levels of revenue contributed an increase in EBITDA of approximately $4 million.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $35 million, or 4.9% of revenue, for the six month period ended June 30, 2020, as compared with EBITDA of $12 million, or 2.8% of revenue, for the same period in 2019, an increase in EBITDA of $23 million, or 190%. As a percentage of revenue, EBITDA increased by approximately 220 basis points, or $15 million, as compared with the same period in the prior year, due primarily to a combination of improved project efficiencies, close-outs and mix. Higher levels of revenue contributed an increase in EBITDA of $8 million.
Other Segment. EBITDA from Other businesses was $15 million and $13 million for the six month periods ended June 30, 2020 and 2019, respectively. Other segment EBITDA related primarily to equity in earnings from our investment in the Waha JVs.
Corporate. Corporate EBITDA was negative $63 million for the six month period ended June 30, 2020, as compared with EBITDA of negative $49 million for the same period in 2019, for a decrease in EBITDA of approximately $14 million. Corporate EBITDA for the six month period ended June 30, 2020 included approximately $2 million of expense related to changes in estimated earn-out accruals, net. Corporate EBITDA for the six month period ended June 30, 2019 included $36 million of expense related to changes in estimated earn-out accruals, partially offset by approximately $25 million of recovery of legal costs and other income from a second quarter 2019 arbitration award and $1 million of income from the settlement of an investment that was in the final stages of liquidation. Excluding the effects of these items, other corporate expenses for the six month period ended June 30, 2020 increased by approximately $22 million as compared with the same period in the prior year, primarily due to the effects of legal and settlement matter timing and provisions for potential credit losses, partially offset by income from changes in the fair value of certain investments.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
Net income	$56.8	3.6%	$120.2	6.2%	$92.9	3.1%	$163.3	4.7%
Interest expense, net	14.8	0.9%	16.6	0.9%	31.8	1.1%	38.9	1.1%
Provision for income taxes	20.7	1.3%	39.7	2.0%	21.2	0.7%	51.8	1.5%
Depreciation	57.7	3.7%	55.3	2.9%	110.8	3.7%	109.5	3.2%
Amortization of intangible assets	9.8	0.6%	4.7	0.2%	17.2	0.6%	9.5	0.3%
EBITDA	$159.9	10.2%	$236.5	12.2%	$273.8	9.2%	$373.0	10.8%
Non-cash stock-based compensation expense	5.8	0.4%	4.2	0.2%	9.9	0.3%	7.9	0.2%
Adjusted EBITDA	$165.7	10.6%	$240.7	12.4%	$283.7	9.5%	$380.9	11.0%

A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
EBITDA	$159.9	10.2%	$236.5	12.2%	$273.8	9.2%	$373.0	10.8%
Non-cash stock-based compensation expense	5.8	0.4%	4.2	0.2%	9.9	0.3%	7.9	0.2%
Adjusted EBITDA	$165.7	10.6%	$240.7	12.4%	$283.7	9.5%	$380.9	11.0%
Reportable Segment:
Communications	$76.4	11.7%	$52.4	8.0%	$127.2	9.8%	$97.8	7.7%
Oil and Gas	80.1	21.7%	179.3	19.1%	154.5	21.2%	286.7	18.4%
Electrical Transmission	(3.2)	(2.6)%	8.7	8.6%	5.1	2.0%	12.4	6.4%
Clean Energy and Infrastructure	30.1	7.1%	8.9	3.5%	35.0	4.9%	12.1	2.8%
Other	7.5	NM	6.4	NM	14.9	NM	12.7	NM
Corporate	(25.2)	—	(15.0)	—	(53.0)	—	(40.8)	—
Adjusted EBITDA	$165.7	10.6%	$240.7	12.4%	$283.7	9.5%	$380.9	11.0%
NM - Percentage is not meaningful
The tables below, which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share. Beginning in 2020, our computation of Adjusted Net Income includes the effect of intangible asset amortization, as discussed above. Accordingly, all prior year periods have been updated to conform with the current year presentation.

	For the Three Months Ended June 30,
	2020		2019
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$56.8	$0.78	$120.2	$1.58
Adjustments:
Non-cash stock-based compensation expense	5.8	0.08	4.2	0.06
Amortization of intangible assets	9.8	0.13	4.7	0.06
Total adjustments, pre-tax	$15.6	$0.21	$8.9	$0.12
Income tax effect of adjustments (a)	(3.5)	(0.05)	(2.1)	(0.03)
Statutory tax rate effects (b)	—	—	(1.4)	(0.02)
Adjusted non-U.S. GAAP measure	$69.0	$0.95	$125.6	$1.65

	For the Six Months Ended June 30,
	2020		2019
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$92.9	$1.26	$163.3	$2.15
Adjustments:
Non-cash stock-based compensation expense	9.9	0.13	7.9	0.10
Amortization of intangible assets	17.2	0.23	9.5	0.13
Total adjustments, pre-tax	$27.1	$0.37	$17.4	$0.23
Income tax effect of adjustments (a)	(6.1)	(0.08)	(6.5)	(0.09)
Statutory tax rate effects (b)	—	—	(1.4)	(0.02)
Adjusted non-U.S. GAAP measure	$113.8	$1.54	$172.8	$2.28

(a)
Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, which for the six month period ended June 30, 2019 included excess tax benefits of $2.3 million from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effect on pre-tax income. For the three and six month periods ended June 30, 2020, our consolidated effective tax rates, as reported, were 26.7% and 18.6%, respectively, and as adjusted, were 26.0% and 19.3%, respectively. For the three and six month periods ended June 30, 2019, our consolidated effective tax rates, as reported, were 24.8% and 24.1%, respectively, and as adjusted, were 25.6% and 25.7%, respectively.

(b)	For the three and six month periods ended June 30, 2019, includes the effects of changes in Canadian provincial statutory tax rates.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, earn-out obligations, equity investment funding requirements, debt service and income taxes. We also evaluate opportunities for strategic acquisitions and investments from time to time, and we may consider opportunities to borrow additional funds, which may include borrowings under our Credit Facility or debt issuances, or to refinance or retire outstanding debt, or repurchase additional shares of our outstanding common stock in the future under share repurchase authorizations, any of which may require our use of cash. See Note 7 - Debt in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for details of our $600 million Private Offering of 4.50% Senior Notes in July 2020.
Capital Expenditures. For the six month period ended June 30, 2020, we spent $133 million on capital expenditures, or $115 million, net of asset disposals, and incurred approximately $45 million of equipment purchases under finance leases. We estimate that we will spend approximately $205 million on capital expenditures, or approximately $175 million, net of asset disposals, in 2020, and expect to incur approximately $115 million to $135 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the six month period ended June 30, 2020, we used $10 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future acquisition-related contingent consideration and other liabilities as of June 30, 2020 was approximately $133 million. Of this amount, $20 million represents the liability for earned amounts. The remainder is management’s estimate of acquisition-related contingent consideration and other liabilities that are contingent upon future performance. For the six month periods ended June 30, 2020 and 2019, we made payments of $50 million and $30 million, respectively, related to earn-out obligations.
Income Taxes. For the six month period ended June 30, 2020, tax payments, net of tax refunds were $1 million, which included the benefit of tax payment deferrals of approximately $8 million resulting from federal and state COVID-19 relief provisions. For the six month period ended June 30, 2019, tax payments, net of tax refunds, totaled approximately $39 million. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of June 30, 2020, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, were generally flat at $1.9 billion for both June 30, 2020 and December 31, 2019.
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
Sources and Uses of Cash
As of June 30, 2020, we had approximately $614 million in working capital, defined as current assets less current liabilities, as compared with $954 million as of December 31, 2019, a decrease of approximately $341 million. Cash and cash equivalents totaled approximately $49 million and $71 million as of June 30, 2020 and December 31, 2019, respectively.
Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$496.5	$351.5
Net cash used in investing activities	$(136.7)	$(122.8)
Net cash used in financing activities	$(383.8)	$(196.8)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, including the effect of deferrals from COVID-19 relief provisions, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the six month period ended June 30, 2020 was $497 million, as compared with approximately $351 million of net cash provided by operating activities for the same period in 2019, for an increase in cash provided by operating activities of approximately $145 million. The increase in cash flow from operating activities was primarily due to the effect of working capital-related changes in assets and liabilities, net, offset, in part, by a reduction in net income.
Our days sales outstanding, net of contract liabilities (“DSO”) was 90 as of both June 30, 2020 and December 31, 2019. DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to timing of billings, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current expectations, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities increased by $14 million to $137 million for the six month period ended June 30, 2020 from $123 million for the six month period ended June 30, 2019. For the six month period ended June 30, 2020, we spent $133 million on capital expenditures, or $115 million, net of asset disposals, as compared with $57 million, or $38 million, net of asset disposals, for the same period in the prior year, for an increase in cash used in investing activities of $77 million. Cash paid for acquisitions, net, decreased by approximately $84 million for the six month period ended June 30, 2020 as compared with the same period in the prior year. Payments for other investments totaled $17 million for the six month period ended June 30, 2020 and related primarily to equity investments in certain telecommunications entities, whereas for the six month period ended June 30, 2019, payments for other investments totaled $5 million, for an increase of $12 million in cash used in investing activities. Proceeds from other investments and other investing activities, net, for the six month period ended June 30, 2020 totaled $5 million, whereas for the six month period ended 2019, totaled $15 million and related primarily to the sale of an investment in a telecommunications entity, for a decrease in cash provided by investing activities of approximately $9 million.
Financing Activities. Net cash used in financing activities for the six month period ended June 30, 2020 was $384 million, as compared with net cash used in financing activities of $197 million for the six month period ended June 30, 2019, for an increase in cash used in financing activities of $187 million. Payments for repurchases of common stock totaled $120 million for the six month period ended June 30, 2020, whereas for the six month period ended June 30, 2019, totaled $6 million, for an increase in cash used in financing activities of approximately $115 million. Credit facility and other borrowing-related activity, net, for the six month period ended June 30, 2020, totaled $166 million of repayments, net of borrowings, as compared with $126 million for the six month period ended June 30, 2019, for an increase in cash used in financing activities of approximately $40 million. Additionally, payments of finance lease obligations increased by $23 million for the six month period ended June 30, 2020. Payments of acquisition-related contingent consideration included within financing activities totaled $39 million and $29 million for the six month periods ended June 30, 2020 and 2019, respectively, for an increase of $10 million in cash used in financing activities. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $50 million and $30 million for the six month periods ended June 30, 2020 and 2019, respectively.
Senior Secured Credit Facility
We have a senior secured credit facility (the “Credit Facility”) maturing on September 19, 2024. Aggregate borrowing commitments under the Credit Facility total $1.75 billion, composed of $1.35 billion of revolving commitments and a term loan totaling $400 million in original principal amount. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including share repurchases, equity investments, potential acquisitions or other strategic arrangements and the repurchase or prepayment of indebtedness.
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
4.875% Senior Notes
We have $400 million of 4.875% senior notes due March 15, 2023 (our “4.875% Senior Notes”) outstanding. The 4.875% Senior Notes are guaranteed by certain of our subsidiaries and are subject to certain provisions and covenants, as more fully described in Note 7 - Debt and Note 17 - Supplemental Guarantor Condensed Consolidating Financial Information in the notes to the audited consolidated financial statements included in our 2019 Form 10-K. Also, see Supplemental Guarantor Financial Information below.

In July 2020, we agreed to issue $600 million aggregate principal amount of 4.50% senior unsecured notes due August 15, 2028 (the “4.50% Senior Notes”) at par in a private offering (the “Private Offering”) and issued a conditional notice to redeem our 4.875% Senior Notes on August 19, 2020. The Private Offering is expected to close on August 4, 2020. The proceeds from the Private Offering will be used to redeem or repurchase all of our existing 4.875% Senior Notes, to pay fees and expenses in connection therewith, and to repay revolving loans under the Credit Facility. Prior to redeeming the 4.875% Senior Notes, we may temporarily pay down revolving loans under our Credit Facility and then, subject to customary borrowing conditions, re-borrow under our Credit Facility to effect the redemption. For additional information on the Private Offering, the 4.50% Senior Notes and the redemption of the 4.875% Senior Notes, see Note 7 - Debt in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of June 30, 2020.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2019 Form 10-K. Also see Note 7 - Debt in the notes to the consolidated financial statements in this Form 10-Q for current period balances and discussion, which is incorporated by reference.
Supplemental Guarantor Financial Information
In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding the financial disclosure requirements for guarantors and issuers of guaranteed securities, permitting registrants to disclose summarized financial information. We early adopted these amended rules in the second quarter of 2020 as discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference.
Our 4.875% Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by MasTec, Inc. and certain of our existing and future 100%-owned direct and indirect domestic subsidiaries that are, as of June 30, 2020, each guarantors of the Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries generally are entities through which we operate our businesses or own such operating entities. We are not restricted from making investments in the Guarantor Subsidiaries and there are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to MasTec, Inc. The 4.875% Notes are effectively subordinated to any secured debt we or our Guarantor Subsidiaries may incur, including the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our Guarantor Subsidiaries. In addition, a Guarantor Subsidiary’s guarantee is subject to release in certain customary circumstances, including:

•	upon the sale of a majority of the capital stock or substantially all of the assets of such Guarantor Subsidiary as permitted by the indenture;

•
upon legal defeasance of the 4.875% Senior Notes and guarantees or if the Guarantor Subsidiary’s guarantee under our Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee);

•	if the Company designates any restricted subsidiary that is a Guarantor Subsidiary to be an unrestricted subsidiary in accordance with the indenture;

•	upon the 4.875% Senior Notes having investment grade ratings; and

•	upon liquidation or dissolution of a Guarantor Subsidiary, provided that all assets of such Guarantor Subsidiary are transferred to the Company or another Guarantor Subsidiary.
A court may find that the issuance of the 4.875% Senior Notes or the guarantee thereof was a fraudulent transfer or voidable transaction under applicable law, in which case (i) our payment obligations or those of the applicable Guarantor Subsidiary may be voided, (ii) the 4.875% Senior Notes or such guarantee may be subordinated to current or future debt of ours or such Guarantor Subsidiary or (iii) the holders of the 4.875% Senior Notes may be required to repay amounts received with respect to such guarantee. The guarantees are intended to be limited to the maximum amount able to be incurred without such guarantees constituting a fraudulent conveyance under applicable law; however, such limitations may not be effective to protect against (a) avoidance under fraudulent conveyance laws, (b) elimination of a Guarantor Subsidiary’s obligations or (c) reduction thereof that effectively makes the guarantee insufficient or worthless. In the event of a finding that a fraudulent transfer or voidable transaction occurred, the holders of the 4.875% Senior Notes may not receive any repayment on the 4.875% Senior Notes.

Our subsidiaries that are organized outside of the United States and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the 4.875% Senior Notes. The 4.875% Senior Notes are structurally subordinated to the indebtedness and other liabilities of our Non-Guarantor Subsidiaries.

The following tables present summarized combined financial information for MasTec, Inc. and the Guarantor Subsidiaries (together, the “Obligor Group”) on a combined basis, after elimination of intercompany balances and transactions between or among the Obligor Group and investments in and equity in earnings of the Non-Guarantor Subsidiaries:

Summarized Combined Statement of Operations Information (unaudited - in millions)	For the Six Months Ended June 30, 2020
Revenue	$2,823.4
Costs of revenue, excluding depreciation and amortization	$2,391.3
Income before income taxes	$129.0
Net income	$99.2
Excluded from the table above are revenues, costs of revenue, excluding depreciation and amortization, and net losses of $0.9 million, $14.7 million and $9.2 million, respectively, from Non-Guarantor Subsidiaries for the six month period ended June 30, 2020. There were no non-controlling interests held by the Obligor Group for the six month period ended June 30, 2020.

Summarized Combined Balance Sheet Information (unaudited - in millions)	June 30, 2020	December 31, 2019
Assets
Current assets	$1,921.5	$1,933.4
Property and equipment, net, and operating lease assets	$1,114.8	$1,076.7
Goodwill and other intangible assets, net	$1,270.4	$1,265.6
Intercompany receivables due from Non-Guarantor Subsidiaries	$688.9	$678.9
Other assets	$68.6	$61.0
Liabilities
Current liabilities	$1,445.4	$1,133.8
Long-term debt, including finance leases, and operating lease liabilities	$1,235.4	$1,453.9
Intercompany payables due to Non-Guarantor Subsidiaries	$489.8	$465.0
Other liabilities	$442.9	$493.1
See Note 15 - Related Party Transactions in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for information pertaining to related party transactions.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2020, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of June 30, 2020, we had $167 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 2.38% and a term loan with a balance of $400 million with an interest rate of 1.43%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $4 million for the six month period ended June 30, 2020.
As of June 30, 2020, our fixed interest rate debt primarily included $400 million aggregate principal amount of 4.875% Senior Notes and $287 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.0%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 2% of our total revenue for the six month period ended June 30, 2020. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three or six month periods ended June 30, 2020. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of June 30, 2020. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2019 Form 10-K.
ITEM 1A.    RISK FACTORS
Except as set forth below subject to the potential effects of the COVID-19 pandemic on certain of the risks we normally face in operating our business, including those disclosed in our 2019 Form 10-K, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2019 Form 10-K, as updated by our Quarterly Report on Form 10-Q and other filings we make with the SEC.
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
A public health epidemic or pandemic, such as the COVID-19 pandemic, poses the risk that we or our employees, customers and/or business partners may be prevented from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns or cancellations that may be mandated or requested by governmental authorities or others, or that the pandemic may otherwise interrupt or affect business activities. The COVID-19 pandemic has had a negative effect on our operations. While we expect this to continue during the remainder of 2020 at least, we cannot predict the extent or duration of these effects. We have adjusted standard operating procedures within our business operations to ensure continued employee and customer safety and are continually monitoring evolving health guidelines as well as market conditions and responding to changes as appropriate. We cannot be certain, however, that these efforts will prevent further disruption due to effects of the pandemic on business and market conditions. Additionally, we could be exposed to increased risks and costs associated with workplace health claims. In light of the federal and state mandates implemented to control the spread of COVID-19, we have taken steps that allow administrative personnel to work remotely. Many of these measures are being deployed for the first time and, despite our implementation of information technology security measures, there is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely.
If overall global economic conditions weaken as a result of efforts to contain the spread of COVID-19, this may result in a reduction in demand across our end markets, including in the oil and gas sector, which has recently experienced significant volatility in oil prices and demand. Unfavorable market conditions, market uncertainty and/or economic downturns could have a negative effect on demand for our customers’ services and/or the profitability of services. Our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects, which could reduce their capital spending and/or result in reduced demand for our services and/or delays or cancellations of current or planned future projects. We could also incur incremental costs to operate in the current environment or experience lower levels of overhead absorption from a reduction in revenue, both of which could negatively affect our margins and profitability. Additionally, the economic and market disruptions resulting from COVID-19 could also lead to greater than normal uncertainty with respect to the realization of estimated amounts, including our estimates for backlog, revenue recognition, recoverability of goodwill, intangible assets and other investments and our provisions for credit losses. Our customers could seek to delay payments to us as a result of the pandemic’s financial effects on them, which could negatively affect our cash flows and liquidity. The ultimate extent, duration and impact of the COVID-19 pandemic is uncertain, the effects of which could be significant, and we cannot predict or quantify with any certainty the extent to which it could adversely affect our future financial condition, results of operations, liquidity, cash flows or the market price of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (c)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (d)
April 1 through April 30	—	$—	—	$159,419,290
May 1 through May 31	27,724	$29.68	27,085	$158,617,588
June 1 through June 30	—	$—	—	$158,617,588
Total	27,724		27,085

(a)	Includes 27,085 of repurchases under share repurchase programs and 639 of shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs.

(b)	Except to the extent described in (a) above with respect to share repurchases associated with compensation and benefit programs, all shares were acquired in open-market transactions.

(c)	Shares repurchased under our December 2018 $100 million share repurchase program, which was publicly announced on December 21, 2018.

(d)
Includes $8.6 million available for repurchase under our December 2018 share repurchase program and $150.0 million available for repurchase under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.	Description
10.1*+	Form of Executive Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan.
10.2*+	Form of Executive (Jorge Mas) Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan.
22.1*	List of Guarantor Subsidiaries.
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	July 30, 2020
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)