Form 10-Q
period 2020-09-30
MASTEC INC
filed 2020-10-29
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of October 26, 2020, MasTec, Inc. had 73,866,947 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2020

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$1,698,279	$2,016,618	$4,684,180	$5,473,965
Costs of revenue, excluding depreciation and amortization	1,380,522	1,690,558	3,948,644	4,636,006
Depreciation	71,397	50,515	182,173	160,019
Amortization of intangible assets	11,200	4,681	28,384	14,152
General and administrative expenses	72,690	77,146	243,163	220,581
Interest expense, net	13,553	19,297	45,365	58,178
Equity in earnings of unconsolidated affiliates	(7,445)	(6,966)	(22,092)	(19,778)
Loss on extinguishment of debt	5,569	—	5,569	—
Other (income) expense, net	(6,612)	8,002	(18,481)	16,323
Income before income taxes	$157,405	$173,385	$271,455	$388,484
Provision for income taxes	(40,520)	(43,303)	(61,681)	(95,073)
Net income	$116,885	$130,082	$209,774	$293,411
Net income attributable to non-controlling interests	394	1,486	48	1,993
Net income attributable to MasTec, Inc.	$116,491	$128,596	$209,726	$291,418

Earnings per share (Note 2):
Basic earnings per share	$1.61	$1.71	$2.87	$3.88
Basic weighted average common shares outstanding	72,138	75,217	72,971	75,131

Diluted earnings per share	$1.59	$1.69	$2.84	$3.85
Diluted weighted average common shares outstanding	73,095	75,934	73,787	75,760

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited - in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$116,885	$130,082	$209,774	$293,411
Other comprehensive (loss) income:
Foreign currency translation losses, net of tax	(616)	(334)	(1,753)	(321)
Unrealized gains (losses) on investment activity, net of tax	2,839	(7,108)	(21,447)	(21,302)
Comprehensive income	$119,108	$122,640	$186,574	$271,788
Comprehensive income attributable to non-controlling interests	394	1,486	48	1,993
Comprehensive income attributable to MasTec, Inc.	$118,714	$121,154	$186,526	$269,795

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$238,174	$71,427
Accounts receivable, net of allowance	917,099	850,326
Contract assets	1,019,879	1,024,568
Inventories, net	85,541	100,069
Prepaid expenses	44,365	52,000
Other current assets	29,017	75,169
Total current assets	$2,334,075	$2,173,559
Property and equipment, net	994,193	905,835
Operating lease assets	187,531	229,903
Goodwill, net	1,231,717	1,221,440
Other intangible assets, net	191,673	211,528
Other long-term assets	262,560	254,741
Total assets	$5,201,749	$4,997,006
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$138,935	$118,429
Current portion of operating lease liabilities	74,439	81,561
Accounts payable	582,849	535,029
Accrued salaries and wages	108,796	87,562
Other accrued expenses	169,748	115,581
Contract liabilities	368,184	206,180
Other current liabilities	71,203	74,784
Total current liabilities	$1,514,154	$1,219,126
Long-term debt, including finance leases	1,164,457	1,314,030
Long-term operating lease liabilities	125,639	154,553
Deferred income taxes	301,216	296,326
Other long-term liabilities	219,138	221,280
Total liabilities	$3,324,604	$3,205,315
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 92,761,041 and 91,909,430 (including 1,732,454 and 1,221,593 of unvested stock awards) as of September 30, 2020 and December 31, 2019, respectively	9,276	9,191
Capital surplus	829,495	809,753
Retained earnings	1,720,435	1,510,709
Accumulated other comprehensive loss	(98,906)	(75,706)
Treasury stock, at cost: 18,941,926 shares and 15,344,917 shares as of September 30, 2020 and December 31, 2019, respectively	(586,955)	(466,727)
Total MasTec, Inc. shareholders’ equity	$1,873,345	$1,787,220
Non-controlling interests	$3,800	$4,471
Total equity	$1,877,145	$1,791,691
Total liabilities and equity	$5,201,749	$4,997,006

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2020
Balance as of June 30, 2020	92,665,097	$9,267	(18,941,926)	$(586,955)	$821,584	$1,603,944	$(101,129)	$1,746,711	$4,125	$1,750,836
Net income						116,491		116,491	394	116,885
Other comprehensive income							2,223	2,223		2,223
Non-cash stock-based compensation					5,639			5,639		5,639
Issuance of restricted shares, net	1,391	—			—			—		—
Other stock issuances, net of shares withheld for taxes	94,553	9			2,272			2,281		2,281
Distributions to non-controlling interests								—	(719)	(719)
Balance as of September 30, 2020	92,761,041	$9,276	(18,941,926)	$(586,955)	$829,495	$1,720,435	$(98,906)	$1,873,345	$3,800	$1,877,145

For the Three Months Ended September 30, 2019
Balance as of June 30, 2019	91,626,986	$9,163	(15,344,917)	$(466,727)	$799,162	$1,281,198	$(74,675)	$1,548,121	$3,217	$1,551,338
Net income						128,596		128,596	1,486	130,082
Other comprehensive loss							(7,442)	(7,442)		(7,442)
Non-cash stock-based compensation					4,192			4,192		4,192
Forfeiture of restricted shares, net	(920)	—			—			—		—
Other stock issuances, net of shares withheld for taxes	28,092	2			1,133			1,135		1,135
Balance as of September 30, 2019	91,654,158	$9,165	(15,344,917)	$(466,727)	$804,487	$1,409,793	$(82,117)	$1,674,601	$4,703	$1,679,304

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2020
Balance as of December 31, 2019	91,909,430	$9,191	(15,344,917)	$(466,727)	$809,753	$1,510,709	$(75,706)	$1,787,220	$4,471	$1,791,691
Net income						209,726		209,726	48	209,774
Other comprehensive loss							(23,200)	(23,200)		(23,200)
Non-cash stock-based compensation					15,538			15,538		15,538
Issuance of restricted shares, net	694,746	69			(69)			—		—
Other stock issuances, net of shares withheld for taxes	156,865	16			4,273			4,289		4,289
Acquisition of treasury stock, at cost			(3,597,009)	(120,228)				(120,228)		(120,228)
Distributions to non-controlling interests								—	(719)	(719)
Balance as of September 30, 2020	92,761,041	$9,276	(18,941,926)	$(586,955)	$829,495	$1,720,435	$(98,906)	$1,873,345	$3,800	$1,877,145

For the Nine Months Ended September 30, 2019
Balance as of December 31, 2018	91,327,009	$9,133	(15,329,817)	$(466,125)	$789,009	$1,118,375	$(60,494)	$1,389,898	$2,126	$1,392,024
Net income						291,418		291,418	1,993	293,411
Other comprehensive loss							(21,623)	(21,623)		(21,623)
Non-cash stock-based compensation					12,132			12,132		12,132
Issuance of restricted shares, net	232,499	23			(23)			—		—
Other stock issuances, net of shares withheld for taxes	94,650	9			3,369			3,378		3,378
Acquisition of treasury stock, at cost			(15,100)	(602)				(602)		(602)
Contributions from non-controlling interests								—	584	584
Balance as of September 30, 2019	91,654,158	$9,165	(15,344,917)	$(466,727)	$804,487	$1,409,793	$(82,117)	$1,674,601	$4,703	$1,679,304

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$209,774	$293,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	182,173	160,019
Amortization of intangible assets	28,384	14,152
Non-cash interest expense, net	2,201	1,691
Non-cash stock-based compensation expense	15,538	12,132
Provision for deferred income taxes	7,947	8,546
Provision for credit losses	14,213	1,326
Equity in earnings of unconsolidated affiliates	(22,092)	(19,778)
Gains on sales of assets, net	(12,874)	(9,627)
Other non-cash items, net	8,833	(2,841)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance	(49,802)	(33,522)
Contract assets	10,637	34,253
Inventories	15,645	21,293
Other assets, current and long-term portion	38,729	16,641
Accounts payable and accrued expenses	109,689	(30,641)
Contract liabilities	160,648	(52,537)
Other liabilities, current and long-term portion	(7,185)	26,876
Net cash provided by operating activities	$712,458	$441,394
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(11,251)	(94,647)
Capital expenditures	(183,725)	(85,095)
Proceeds from sale of property and equipment	29,744	27,102
Payments for other investments	(17,436)	(5,589)
Proceeds from other investments	648	14,705
Other investing activities, net	4,843	—
Net cash used in investing activities	$(177,177)	$(143,524)
Cash flows from financing activities:
Proceeds from credit facilities	1,415,426	2,185,714
Repayments of credit facilities	(1,725,845)	(2,371,965)
Proceeds from issuance of 4.50% senior notes	600,000	—
Repayments of 4.875% senior notes	(400,000)	—
Repayments of other borrowings, net	(50)	(333)
Payments of finance lease obligations	(92,260)	(59,045)
Payments of acquisition-related contingent consideration	(39,379)	(29,267)
(Distributions to) proceeds from non-controlling interests	(719)	584
Proceeds from stock-based awards	5,483	3,414
Payments for stock-based awards	(614)	(34)
Repurchases of common stock	(120,228)	(5,652)
Other financing activities, net	(11,078)	(5,459)
Net cash used in financing activities	$(369,264)	$(282,043)
Effect of currency translation on cash	730	(154)
Net increase in cash and cash equivalents	$166,747	$15,673
Cash and cash equivalents - beginning of period	$71,427	$27,422
Cash and cash equivalents - end of period	$238,174	$43,095

Supplemental cash flow information:
Interest paid	$57,098	$73,570
Income tax payments, net of refunds	$12,091	$73,502
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$86,083	$163,458
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; pipeline infrastructure; electrical utility transmission and distribution; power generation, including from clean energy and renewable sources; heavy civil; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Oil and Gas; (3) Electrical Transmission; (4) Clean Energy and Infrastructure; and (5) Other. During the second quarter of 2020, the Company renamed its Power Generation and Industrial segment as the Clean Energy and Infrastructure segment to better represent the nature of the segment’s operations, end markets and customer characteristics. There was no change to the composition of the segment or its historical results.
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

COVID-19 Pandemic
During March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The COVID-19 pandemic has significantly affected economic conditions in the United States and internationally, as national, state and local governments reacted to the public health crisis by requiring mitigation measures resulting in workforce, supply chain and other market disruptions that have created significant uncertainties in the U.S. and global economies and disrupted business activities for an uncertain period of time. Although certain jurisdictions have subsequently taken steps to lift or ease such restrictions to various degrees, such lifting or easing could subsequently be reversed, or new restrictions imposed, due to a rise in cases of COVID-19.
Most of the Company’s construction services have been and currently are deemed essential under state and local pandemic mitigation orders, and all of its business segments continue to operate. Where safe and possible, the Company has generally been directed by its customers to maintain normal work schedules. Management’s top priority has been to take appropriate actions to protect the health and safety of its employees, customers and business partners, including adjusting its standard operating procedures to respond to evolving health guidelines. The COVID-19 pandemic has had a negative impact on the Company’s operations and is expected to have some continued negative impact. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing, other mitigation measures or other factors, the health and availability of work crews or other key personnel, including subcontractors or supply chain disruptions, and/or delayed project start dates or project shutdowns or cancellations that may be mandated or requested by governmental authorities or others, all of which could result in lower revenue or higher operating costs and/or create lower levels of overhead cost absorption.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020.  The CARES Act provides for various tax relief and incentive measures, including provisions permitting the deferral and/or reduction of certain federal and payroll tax amounts. The Company has pursued certain of these relief provisions, and for the nine month period ended September 30, 2020, has deferred approximately $22 million of payroll taxes, net. The Company will continue to evaluate the potential effects of the CARES Act on its financial position, results of operations and cash flows.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials, or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 32% of consolidated revenue for both the three month periods ended September 30, 2020 and 2019, and totaled 36% and 35% for the nine month periods ended September 30, 2020 and 2019, respectively.
For certain master service and other service agreements under which the Company performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 4% of consolidated revenue for both the three month periods ended September 30, 2020 and 2019, and accounted for approximately 5% for both the nine month periods ended September 30, 2020 and 2019. Substantially all of the Company’s other revenue is recognized over time.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the nine month periods ended September 30, 2020 and 2019, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2019 and 2018. Revenue recognized for the three month periods ended September 30, 2020 and 2019 as a result of changes in total contract transaction price estimates, including for variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $8.8 million and $13.3 million, respectively, and totaled $11.5 million and $52.2 million for the nine month periods ended September 30, 2020 and 2019, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such costs, which are amortized over the life of the respective projects, were not material as of September 30, 2020 or December 31, 2019.

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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of September 30, 2020, the amount of the Company’s remaining performance obligations was $5.3 billion. Based on current expectations, the Company expects to recognize approximately $1.6 billion of its remaining performance obligations as revenue during 2020, with the remainder to be recognized primarily in 2021.
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
As of September 30, 2020 and December 31, 2019, the Company included approximately $50 million and $27 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both September 30, 2020 and December 31, 2019, these change orders and/or claims were primarily related to certain projects in the Company’s Oil and Gas and Electrical Transmission segments. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to MasTec:
Net income - basic and diluted (a)	$116,491	$128,596	$209,726	$291,418
Weighted average shares outstanding:
Weighted average shares outstanding - basic	72,138	75,217	72,971	75,131
Dilutive common stock equivalents (b)	957	717	816	629
Weighted average shares outstanding - diluted	73,095	75,934	73,787	75,760
(a)Calculated as total net income less amounts attributable to non-controlling interests.
(b)For the nine month period ended September 30, 2020, there were 58,759 anti-dilutive common stock equivalents.
The Company repurchased approximately 3.6 million shares of its common stock during the nine month period ended September 30, 2020, as discussed in Note 11 - Equity. The effect of these repurchases on the Company’s weighted average shares outstanding for the nine month period ended September 30, 2020 was a reduction of approximately 2.6 million shares, due to the timing of the repurchases.
Note 3 – Goodwill and Other Intangible Assets
The following table provides balances for goodwill by reportable segment as of September 30, 2020 (in millions):

	Communications	Oil and Gas	Electrical Transmission	Clean Energy and Infrastructure	Total Goodwill
Goodwill, gross	$551.4	$496.0	$150.1	$152.8	$1,350.3
Accumulated impairment loss	—	(118.6)	—	—	(118.6)
Goodwill, net	$551.4	$377.4	$150.1	$152.8	$1,231.7
For the nine month period ended September 30, 2020, goodwill included additions of $5.2 million from new business combinations and a net increase of $5.4 million from measurement period adjustments. Currency translation effects related to goodwill and accumulated impairment losses for the nine month period ended September 30, 2020 totaled approximately $3.2 million of losses and $2.9 million of gains, respectively.

The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Pre-Qualifications	Other (a)	Total
Other intangible assets, gross, as of December 31, 2019	$34.5	$72.9	$286.5	$—	$26.3	$420.2
Accumulated amortization			(191.2)	—	(17.5)	(208.7)
Other intangible assets, net, as of December 31, 2019	$34.5	$72.9	$95.3	$—	$8.8	$211.5
Additions from new business combinations	—	—	9.7	—	0.1	9.8
Classification changes (b)	—	(69.8)	—	69.8	—	—
Measurement period adjustments (c)	—	—	(0.2)	—	—	(0.2)
Currency translation adjustments	—	(3.1)	—	2.1	—	(1.0)
Amortization expense			(19.8)	(7.1)	(1.5)	(28.4)
Other intangible assets, net, as of September 30, 2020	$34.5	$—	$85.0	$64.8	$7.4	$191.7
(a)Consists principally of trade names and non-compete agreements.
(b)In connection with its first quarter assessment of goodwill and indefinite-lived intangible assets, management reassessed the indefinite-life classification of its two pre-qualification intangible assets. Management determined that, based on changes in the assets’ characteristics, including current and expected changes in the customer mix of the associated reporting units, a finite-life classification for these assets was more appropriate. As a result, in the first quarter of 2020, the Company changed the classification of these pre-qualification intangible assets from indefinite-lived to finite-lived and began amortizing them on an accelerated basis, with an estimated remaining weighted average useful life of approximately 12 years.
(c)Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
Quarterly Assessment for Indicators of Impairment. During the third quarter of 2020, in conjunction with the Company’s quarterly review for indicators of impairment, management performed quantitative assessments of the goodwill associated with three reporting units within the Oil and Gas segment. Based on the results of these assessments, management determined that the estimated fair value of one of the reporting units, for which the related goodwill had a carrying value of approximately $15.3 million, exceeded its carrying value by approximately 10%, and the estimated fair values of the other two reporting units were determined to substantially exceed their carrying values. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in the future.
2020 Acquisitions. For the nine month period ended September 30, 2020, MasTec completed four acquisitions. Through a 96%-owned consolidated subsidiary, the Company acquired all of the equity interests in a heavy civil infrastructure construction company that is included within the Company’s Clean Energy and Infrastructure segment. The Company also acquired all of the equity interests in a utility service and telecommunications construction contractor that is included within the Company’s Communications segment. In addition, the Company acquired the assets of two entities, one that specializes in wireless telecommunications and one that specializes in electrical transmission services.
The aggregate purchase price for these entities was composed of approximately $9.8 million in cash, net of cash acquired, with an additional $2.8 million due through 2023, subject to certain indemnification provisions, and a five-year earn-out liability valued at approximately $7.2 million. Earn-outs are generally payable annually and are recorded within other current and other long-term liabilities in the consolidated balance sheets. As of September 30, 2020, the range of remaining potential undiscounted earn-out liabilities for the 2020 acquisitions was estimated to be up to $13 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities for these acquisitions was preliminary as of September 30, 2020; as a result, further adjustments to these estimates may occur.
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
The aggregate purchase price for these entities, as adjusted, was composed of approximately $176.6 million in cash, net of cash acquired, plus earn-out liabilities and a mandatorily redeemable non-controlling interest valued at approximately $22.3 million and $17.8 million, respectively. The Company refers to its traditional earn-out arrangements and the mandatorily redeemable non-controlling interest collectively as “Earn-outs.” Earn-outs for the 2019 acquisitions have terms ranging from three to five years. As of September 30, 2020, the range of remaining potential undiscounted Earn-out liabilities for the 2019 acquisitions was estimated to be between $2 million and $62 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated Earn-out liabilities for certain of these acquisitions was preliminary as of September 30, 2020; as a result, further adjustments to these estimates may occur.
Pro Forma Financial Information and Acquisition Results. For the three month periods ended September 30, 2020 and 2019, unaudited supplemental pro forma revenue totaled approximately $1.7 billion and $2.1 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $117.9 million and $127.4 million, respectively. For the nine month periods ended September 30, 2020 and 2019, unaudited supplemental pro forma revenue totaled approximately $4.7 billion and $5.8 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $212.7 million and $300.7 million, respectively.
For the three and nine month periods ended September 30, 2020, the Company’s consolidated results of operations included acquisition-related revenue of approximately $69.3 million and $182.4 million, respectively, and included acquisition-related net losses of approximately $4.3 million and $5.0 million, respectively, based on the Company’s consolidated effective tax rates. For the three and nine month periods ended September 30, 2019, the Company’s consolidated results of operations included acquisition-related revenue of approximately $41.7 million and $116.9 million, respectively, and included acquisition-related net income of approximately $1.5 million and acquisition-related net losses of approximately $5.9 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.
Note 4 – Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, equity investments, certain other investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration, mandatorily redeemable non-controlling interests and debt obligations.
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
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of Earn-outs, which represent the estimated fair value of future amounts payable for businesses that are contingent upon the acquired business achieving certain levels of earnings in the future. As of September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s Earn-out liabilities totaled $132.8 million and $173.2 million, respectively, of which $47.6 million and $54.1 million, respectively, was included within other current liabilities. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which, as of September 30, 2020, ranged from 12.0% to 23.0%, with a weighted average rate of 14.0% based on the relative fair value of each instrument, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of September 30, 2020, the range of potential undiscounted Earn-out liabilities was estimated to be between $34 million and $199 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. Measurement period adjustments for Earn-out liabilities, which are fair value adjustments relating to new information obtained about the facts and circumstances existing as of the date of acquisition for a period of up to one year, are recorded to goodwill. Other revisions to the expected fair values of the Company’s traditional earn-out liabilities are reflected as other income or expense, and for the mandatorily redeemable non-controlling interest, are recorded as interest expense or income. Earn-out payments, to the extent they relate to estimated liabilities as of the date of acquisition, are reflected within financing activities in the consolidated statements of cash flows. Payments in excess of acquisition date liabilities are classified within operating activities.
There were no additions to acquisition-related contingent consideration and other liabilities from new business combinations in either of the three month periods ended September 30, 2020 or 2019, and for the nine month periods ended September 30, 2020 and 2019, additions totaled $7.2 million and $16.2 million, respectively. There were no measurement period adjustments for the three month period ended September 30, 2020, and measurement period adjustments for the nine month period ended September 30, 2020 totaled an increase of approximately $1.1 million, and related to a business in the Company’s Communications segment. There were no measurement period adjustments for the three or nine month periods ended September 30, 2019. There were no fair value adjustments for the three month period ended September 30, 2020, and fair value adjustments for the nine month period ended September 30, 2020 totaled a net increase of approximately $1.7 million, and related to businesses in the Company’s Oil and Gas and Communications segments. For the three and nine month periods ended September 30, 2019, fair value adjustments totaled a net increase of approximately $11.2 million and $47.6 million, respectively, and related primarily to businesses in the Company’s Oil and Gas and Communications segments. There were no Earn-out payments in either of the three month periods ended September 30, 2020 or 2019, and for the nine month periods ended September 30, 2020 and 2019, Earn-out payments totaled $50.4 million and $30.0 million, respectively.
Equity Investments
The Company’s equity investments as of September 30, 2020 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”), which are accounted for as equity method investments; (ii) a $15 million investment in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively, “FM Tech,” for which the Company’s aggregate investment totals approximately $16 million, and is accounted for as an equity method investment; (iv) the Company’s equity interests in American Virtual Cloud Technologies, Inc., or “AVCT” (formerly named Pensare Acquisition Corp. (“Pensare”)); (v) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (vi) certain other equity investments.

Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures. The Company’s investment and strategic arrangements may involve the extension of loans or other types of financing arrangements, including approximately $6 million of financing commitments as of September 30, 2020. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). As of September 30, 2020, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment (“adjusted cost basis”). As of September 30, 2020 and December 31, 2019, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $205 million and $196 million, respectively. As of September 30, 2020 and December 31, 2019, equity investments measured on an adjusted cost basis, including the Company’s investment in CCI, totaled approximately $17 million and $18 million, respectively. There were no material changes in the fair values of, or impairments related to, these investments during either of the nine month periods ended September 30, 2020 or 2019.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $7.7 million and $6.9 million for the three month periods ended September 30, 2020 and 2019, respectively, and totaled $22.9 million and $19.8 million for the nine month periods ended September 30, 2020 and 2019, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $60.7 million as of September 30, 2020. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $2.4 million and $1.5 million for the three month periods ended September 30, 2020 and 2019, respectively, and totaled $10.2 million and $7.5 million for the nine month periods ended September 30, 2020 and 2019, respectively. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to capitalized investment costs, totaled approximately $165 million and $174 million as of September 30, 2020 and December 31, 2019, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps, which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three and nine month periods ended September 30, 2020, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps totaled gains of approximately $2.5 million and losses of approximately $29.5 million, respectively, or gains of $1.9 million and losses of $22.4 million, net of tax, respectively. For the three and nine month periods ended September 30, 2019, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps totaled losses of approximately $9.4 million and $28.2 million, respectively, or $7.1 million and $21.3 million, net of tax, respectively.
Other Investments. The Company has investments in AVCT. These investments include (i) shares of AVCT common stock, which are equity securities, (ii) warrants for the purchase of AVCT common stock, which are derivative financial instruments, and (iii) debentures that are convertible into shares of AVCT common stock, which are available-for-sale securities. As of September 30, 2020 and December 31, 2019, the Company’s ownership interest in AVCT’s common stock, represented by the AVCT shares, totaled approximately 9% and 21%, respectively, and its aggregate ownership interest, assuming the exercise and conversion of all legally exercisable warrants and convertible debt into AVCT common stock, totaled approximately 22% and 21%, respectively. José R. Mas, MasTec’s Chief Executive Officer, was a director of Pensare through the end of March 2020.  The Company paid an aggregate of approximately $5 million for its investments in AVCT, all of which are included within other long-term assets in the Company’s consolidated financial statements. The issued shares and those underlying the derivative instruments are salable at various times subject to various contractual and securities law restrictions. The Company does not have the ability to exert significant influence over the operating and financial policies of AVCT.
As of September 30, 2020, the aggregate fair value of the Company’s investments in AVCT approximated $11 million. For the three and nine month periods ended September 30, 2020, the Company recorded unrealized fair value measurement gains, net, on the AVCT securities within other income totaling approximately $0.9 million and $4.7 million, respectively, primarily related to the AVCT shares, for which the fair value was determined based on the market price of identical securities, adjusted for the restrictions on sale, which is a Level 3 input. Unrealized fair value measurement gains on the AVCT convertible debentures recognized within other comprehensive income, as determined based on Monte Carlo simulations, which is a Level 3 input, totaled approximately $0.9 million for both the three and nine month periods ended September 30, 2020. As of December 31, 2019, the AVCT shares were measured on an adjusted cost basis as their fair value was not readily determinable. The aggregate carrying value of the Company’s investment in AVCT as of December 31, 2019, including the AVCT shares and initial warrants, was approximately $2 million.
The Company has equity interests in certain telecommunications entities, including FM Tech, that provide services to MasTec. For the three and nine month periods ended September 30, 2020, expense recognized in connection with these arrangements totaled $2.7 million and $9.0 million, respectively, and related amounts payable totaled $0.4 million as of September 30, 2020.
Senior Notes
As of September 30, 2020, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600 million and their estimated fair value totaled $606.0 million. As of December 31, 2019, the gross carrying amount of the Company’s 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”) totaled $400 million and their estimated fair value totaled $404.5 million. The estimated fair values of the Company’s senior notes were determined using an “exit price” approach based on Level 1 inputs. See Note

7 - Debt for additional information on the third quarter 2020 redemption of the Company’s 4.875% Senior Notes and related issuance of its 4.50% Senior Notes.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	September 30, 2020	December 31, 2019
Contract billings	$939.6	$860.4
Less allowance	(22.5)	(10.1)
Accounts receivable, net of allowance	$917.1	$850.3

Retainage	313.1	345.2
Unbilled receivables	706.8	679.4
Contract assets	$1,019.9	$1,024.6
Contract billings represent the amount of performance obligations that have been billed but have not yet been collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). For the three and nine month periods ended September 30, 2020, provisions for credit losses totaled $1.9 million and $14.2 million, respectively, including potential credit losses resulting from current economic uncertainty. For the three and nine month periods ended September 30, 2019, provisions for credit losses totaled $0.4 million and $1.3 million, respectively. Impairment losses on contract assets were not material in either period.
Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $368.2 million and $206.2 million as of September 30, 2020 and December 31, 2019, respectively, of which deferred revenue comprised approximately $349.1 million and $184.1 million, respectively. The increase in deferred revenue was primarily driven by timing of billings for projects in the Company’s Oil and Gas and Clean Energy and Infrastructure segments. For the three and nine month periods ended September 30, 2020, the Company recognized revenue of approximately $10.3 million and $139.6 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2019, resulting primarily from the advancement of physical progress on the related projects during the period.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $0.9 million and $2.4 million for the three month periods ended September 30, 2020 and 2019, respectively, and totaled $4.1 million and $8.1 million for the nine month periods ended September 30, 2020 and 2019, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	September 30, 2020	December 31, 2019
Land	$6.0	$4.9
Buildings and leasehold improvements	40.8	35.8
Machinery and equipment	1,834.7	1,659.4
Office furniture and equipment	216.3	197.3
Construction in progress	29.8	26.1
Total property and equipment	$2,127.6	$1,923.5
Less accumulated depreciation and amortization	(1,133.4)	(1,017.7)
Property and equipment, net	$994.2	$905.8
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $149.3 million and $138.2 million as of September 30, 2020 and December 31, 2019, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $32.5 million and $31.5 million as of September 30, 2020 and December 31, 2019, respectively. The effects of accrued capital expenditures are excluded from the Company’s consolidated statements of cash flows given their non-cash nature.

Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2020	December 31, 2019
Senior secured credit facility:	September 19, 2024
Revolving loans		$19.9	$339.2
Term loan		400.0	400.0
4.50% Senior Notes	August 15, 2028	600.0	—
4.875% Senior Notes	March 15, 2023	—	400.0
Finance lease and other obligations		300.2	305.6
Total debt obligations		$1,320.1	$1,444.8
Less unamortized deferred financing costs		(16.7)	(12.4)
Total debt, net of deferred financing costs		$1,303.4	$1,432.4
Current portion of long-term debt		138.9	118.4
Long-term debt		$1,164.5	$1,314.0
Issuance of 4.50% Senior Notes and Repurchase and Redemption of 4.875% Senior Notes
On August 4, 2020, the Company issued $600 million aggregate principal amount of senior unsecured notes due August 15, 2028, which bear interest at a rate of 4.50% (the “4.50% Senior Notes”), at par in a private offering (the “Private Offering”). Interest on the 4.50% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021. The 4.50% Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness. The 4.50% Senior Notes are effectively subordinated to all secured indebtedness of the Company, including its existing credit facilities, to the extent of the value of the assets securing such indebtedness. The 4.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the Company’s wholly-owned domestic restricted subsidiaries that guarantee its existing credit facilities, subject to certain exceptions.
The Company used a portion of the proceeds from the Private Offering to redeem all $400 million of its outstanding 4.875% Senior Notes due 2023 (the “ 4.875% Senior Notes”) on August 19, 2020 (the “Redemption Date”) at a redemption price equal to 100.813% of the principal amount of the 4.875% Senior Notes redeemed, plus accrued and unpaid interest to, but not including, the Redemption Date. The remaining net proceeds from the Private Offering were primarily used to repay revolving loans under the Company’s existing credit facilities.
The Company has the option to redeem all or a portion of the 4.50% Senior Notes at any time on or after August 15, 2023 at the redemption prices specified in the indenture that governs the 4.50% Senior Notes (the “4.50% Senior Notes Indenture”), plus accrued and unpaid interest, if any, to (but excluding) the redemption date. In addition, at any time prior to August 15, 2023, the Company may redeem all or a part of the 4.50% Senior Notes at a redemption price equal to 100% of the principal amount of the 4.50% Senior Notes redeemed, plus accrued and unpaid interest, if any, to (but excluding) the redemption date, plus a “make-whole” premium. Further, prior to August 15, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 4.50% Senior Notes using the net cash proceeds of certain equity offerings, at a redemption price equal to 104.500% of the principal amount of the 4.50% Senior Notes redeemed, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption, subject to certain conditions.
If the Company undergoes a change of control, as defined in the 4.50% Senior Notes Indenture, the Company must make an offer to repurchase all of the 4.50% Senior Notes then outstanding at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to (but excluding) the date of repurchase.
The 4.50% Senior Notes Indenture, among other things, generally limits the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to (i) create liens, (ii) pay dividends, (iii) acquire shares of capital stock, (iv) make certain investments and (v) effect mergers. The 4.50% Senior Notes Indenture provides for customary events of default, subject to customary grace and cure periods. Generally, if an event of default occurs and is continuing, the trustee or holders of at least 30% of the 4.50% Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all of the 4.50% Senior Notes immediately due and payable. Financing costs incurred in connection with the issuance of the 4.50% Senior Notes totaled approximately $8.9 million. These deferred financing costs, which are reflected as a reduction of the carrying amount of the 4.50% Senior Notes, will be amortized over the term of the 4.50% Senior Notes using the effective interest method.
Management determined that the repurchase and redemption of the Company’s 4.875% Senior Notes should be accounted for as a debt extinguishment. Accordingly, the Company recorded a pre-tax debt extinguishment loss of approximately $5.6 million in the third quarter of 2020, including $3.3 million of early repayment premiums and $2.3 million of unamortized deferred financing costs. This loss is separately disclosed within the Company’s consolidated statements of operations.

Senior Secured Credit Facility
The Company’s senior secured credit facility (the “Credit Facility”) has aggregate borrowing commitments totaling approximately $1.75 billion as of September 30, 2020, composed of $1.35 billion of revolving commitments and a term loan of approximately $400 million. The term loan is subject to amortization in quarterly principal installments of $2.5 million commencing in December 2020, which amount will increase to $5.0 million commencing in December 2021. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
As of September 30, 2020 and December 31, 2019, outstanding revolving loans, which included $20 million and $138 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 1.98% and 3.50% per annum, respectively. The term loan accrued interest at rates of 1.39% and 3.05% as of September 30, 2020 and December 31, 2019, respectively. Letters of credit of approximately $134.8 million and $98.0 million were issued as of September 30, 2020 and December 31, 2019, respectively. As of both September 30, 2020 and December 31, 2019, letter of credit fees accrued at 0.375% per annum for performance standby letters of credit and at 1.25% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2020 and December 31, 2019, availability for revolving loans totaled $1,195.3 million and $912.8 million, respectively, or up to $515.2 million and $552.0 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $280.1 million and $162.4 million of availability in either Canadian dollars or Mexican pesos as of September 30, 2020 and December 31, 2019, respectively. The unused facility fee as of both September 30, 2020 and December 31, 2019 accrued at a rate of 0.20%.
The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and the obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. As of September 30, 2020, outstanding borrowings under the Company’s other credit facilities totaled approximately $5.1 million and accrued interest at an average rate of 3.20%, and as of December 31, 2019, there were no outstanding borrowings. Additionally, the Company has a credit facility under which it may issue up to $50.0 million of performance standby letters of credit.  As of September 30, 2020 and December 31, 2019, letters of credit issued under this facility totaled $18.2 million and $17.1 million, respectively, and accrued fees at 0.50% and 0.40% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of September 30, 2020 and December 31, 2019.
Additional Information
As of September 30, 2020 and December 31, 2019, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $5.7 million and $7.5 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 - Debt in the Company’s 2019 Form 10-K.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. As of September 30, 2020, the Company’s leases have remaining lease terms of up to nine years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of September 30, 2020 and December 31, 2019 totaled $536.8 million and $463.5 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $406.5 million and $375.9 million as of September 30, 2020 and December 31, 2019, respectively. Depreciation expense associated with finance leases totaled $17.5 million and $13.1 million for the three month periods ended September 30, 2020 and 2019, respectively, and totaled $50.1 million and $34.2 million for the nine month periods ended September 30, 2020 and 2019, respectively.
Operating Leases
Operating lease additions for the three and nine month periods ended September 30, 2020 totaled $3.3 million and $16.6 million, respectively, and totaled $19.9 million and $86.4 million for the three and nine month periods ended September 30, 2019, respectively, excluding the effect of adoption of ASU 2016-02, Leases (Topic 842), of approximately $230.0 million.
For the three month periods ended September 30, 2020 and 2019, rent expense for leases that have terms in excess of one year totaled approximately $25.6 million and $29.5 million, respectively, of which $2.3 million and $3.1 million, respectively, represented variable lease costs, and for the nine month periods ended September 30, 2020 and 2019, rent expense for such leases totaled approximately $87.7 million and $84.8 million, respectively, of which $8.0 million and $7.5 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $74.0 million and $144.0 million for the three month periods ended September 30, 2020 and 2019, respectively, and totaling approximately $224.4 million and $352.4 million for the nine month periods ended September 30, 2020 and

2019, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of September 30, 2020 were as follows (in millions):

	Finance Leases	Operating Leases
2020, remaining three months	$41.6	$29.4
2021	131.7	72.6
2022	91.5	46.5
2023	38.9	23.8
2024	6.4	15.6
Thereafter	0.2	30.0
Total minimum lease payments	$310.3	$217.9
Less amounts representing interest	(15.2)	(17.9)
Total lease obligations, net of interest	$295.1	$200.0
Less current portion	128.9	74.4
Long-term portion of lease obligations, net of interest	$166.2	$125.6
As of September 30, 2020, finance leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 4.0%. Non-cancelable operating leases had a weighted average remaining lease term of 4.0 years and a weighted average discount rate of 3.9% as of September 30, 2020.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of September 30, 2020, there were approximately 3,011,000 shares available for future grant. Non-cash stock-based compensation expense under all plans totaled $5.6 million and $4.2 million for the three month periods ended September 30, 2020 and 2019, respectively, and totaled $15.5 million and $12.1 million for the nine month periods ended September 30, 2020 and 2019, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $1.4 million and $1.0 million for the three month periods ended September 30, 2020 and 2019, respectively. For the nine month periods ended September 30, 2020 and 2019 income tax benefits totaled $3.6 million and $5.3 million, respectively, including net tax deficiencies related to the vesting of share-based payment awards totaling $0.1 million and net tax benefits totaling $2.3 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of September 30, 2020, total unearned compensation related to restricted shares was approximately $31.0 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.2 million for both the three month periods ended September 30, 2020 and 2019, and totaled $6.7 million and $14.1 million for the nine month periods ended September 30, 2020 and 2019, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2019	1,221,593	$45.36
Granted	936,946	27.15
Vested	(183,885)	39.60
Canceled/forfeited	(239,900)	58.96
Non-vested restricted shares, as of September 30, 2020	1,734,754	$34.26
(a)    Includes 2,300 restricted stock units as of September 30, 2020.

Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”), under which shares of the Company’s common stock are available for purchase by eligible employees. The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Nine Months Ended September 30,
	2020	2019
Cash proceeds (in millions)	$5.5	$3.4
Common shares issued	193,655	87,014
Weighted average price per share	$28.29	$39.23
Weighted average per share grant date fair value	$8.61	$9.97
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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended September 30:
2020	1,452	1,469	$7.2	$1.7	$8.9
2019	3,814	5,349	$23.0	$1.2	$24.2
For the Nine Months Ended September 30:
2020	1,119	1,469	$19.5	$5.5	$25.0
2019	1,626	5,349	$51.7	$4.0	$55.7
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
During the nine month period ended September 30, 2020, the Company repurchased 3.6 million shares of its common stock, substantially all of which were repurchased in the first quarter, for an aggregate purchase price totaling approximately $120.2 million. Of the total repurchased shares, 0.6 million were repurchased for $28.8 million under a $150 million share repurchase program that was established in September 2018 and completed in the first quarter of 2020, and 3.0 million were repurchased for $91.4 million under the Company’s December 2018 $100 million share repurchase program. For the nine month period ended September 30, 2019, share repurchases, which were completed in the first quarter under the Company’s September 2018 $150 million share repurchase program, totaled approximately $0.6 million.
As of September 30, 2020, $158.6 million was available for future share repurchases under all of the Company’s open share repurchase programs, which included $8.6 million under the Company’s December 2018 share repurchase program, and the full amount of the Company’s March 2020 $150 million share repurchase program.

Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, for the three and nine month periods ended September 30, 2020 and 2019 relates to the Company’s operations in Canada and Mexico. For the three month period ended September 30, 2020, unrealized investment activity includes unrealized gains on both the interest rate swaps associated with the Waha JVs (the “Waha JV swaps”) and on the Company’s investment in AVCT convertible debentures. For the nine month period ended September 30, 2020, unrealized investment activity, net, includes unrealized losses on the Waha JV swaps, offset, in part, by unrealized gains on the AVCT convertible debentures. For the three and nine month periods ended September 30, 2019, unrealized losses on investment activity relates to the Waha JV swaps. See Note 4 - Fair Value of Financial Instruments for additional information pertaining to the Waha JV swaps and AVCT convertible debentures.
Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended September 30, 2020 and 2019, the Company’s consolidated effective tax rates were 25.7% and 25.0%, respectively. For the nine month periods ended September 30, 2020 and 2019, the Company’s consolidated effective tax rates were 22.7% and 24.5%, respectively. The Company’s effective tax rate for the nine month period ended September 30, 2020 benefited from the release of approximately $9.6 million of certain valuation allowances on Canadian deferred tax assets that were no longer necessary, as well as from adjustments related to the finalization of the Company’s 2019 tax returns. For the nine month period ended September 30, 2019, the Company’s effective tax rate was favorably affected by reduced foreign earnings, the recognition of $2.3 million of excess tax benefits from the vesting of share-based awards, adjustments from the finalization of the Company’s 2018 tax returns and the effects of foreign tax rate changes.
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
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of its consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. The Company believes these non-U.S. GAAP measures provide meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core operating results for its reportable segments, as well as items that can vary widely across different industries or among companies within the same industry. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.
Summarized financial information for MasTec’s reportable segments is presented and reconciled to consolidated financial information for total MasTec in the following tables, including a reconciliation of consolidated income before income taxes to EBITDA, all of which are presented in millions. The tables below may contain slight summation differences due to rounding.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2020	2019	2020	2019
Communications (a)	$645.4	$679.5	$1,943.8	$1,944.9
Oil and Gas	462.5	972.5	1,190.1	2,530.5
Electrical Transmission	128.5	103.0	380.7	298.3
Clean Energy and Infrastructure	468.9	261.7	1,181.4	701.3
Other	0.1	0.1	0.2	0.1
Eliminations	(7.1)	(0.2)	(12.0)	(1.1)
Consolidated revenue	$1,698.3	$2,016.6	$4,684.2	$5,474.0
(a)    Revenue generated primarily by utilities customers represented 15.7% and 14.9% of Communications segment revenue for the three month periods ended September 30, 2020 and 2019, respectively, and represented 15.3% for both the nine month periods ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA:	2020	2019	2020	2019
Communications	$79.6	$57.1	$206.8	$154.8
Oil and Gas	160.4	212.9	315.0	499.6
Electrical Transmission	9.1	7.8	14.2	20.3
Clean Energy and Infrastructure	34.4	2.3	69.5	14.4
Other	7.6	6.7	22.5	19.4
Corporate	(37.5)	(38.9)	(100.6)	(87.7)
Consolidated EBITDA	$253.6	$247.9	$527.4	$620.8

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Depreciation and Amortization:	2020	2019	2020	2019
Communications	$21.1	$15.7	$62.1	$45.7
Oil and Gas	47.5	28.8	107.7	97.7
Electrical Transmission	6.2	5.1	18.6	14.8
Clean Energy and Infrastructure	5.0	3.3	13.7	9.7
Other	0.0	0.0	0.0	0.1
Corporate	2.8	2.3	8.5	6.2
Consolidated depreciation and amortization	$82.6	$55.2	$210.6	$174.2

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA Reconciliation:	2020	2019	2020	2019
Income before income taxes	$157.4	$173.4	$271.5	$388.5
Plus:
Interest expense, net	13.6	19.3	45.4	58.2
Depreciation	71.4	50.5	182.2	160.0
Amortization of intangible assets	11.2	4.7	28.4	14.2
Consolidated EBITDA	$253.6	$247.9	$527.4	$620.8
Foreign Operations and Other. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico and the Caribbean. Revenue derived from U.S. operations totaled $1.7 billion and $2.0 billion for the three month periods ended September 30, 2020 and 2019, respectively, and totaled $4.6 billion and $5.3 billion for the nine month periods ended September 30, 2020 and 2019, respectively. Revenue derived from foreign operations totaled $18.2 million and $64.1 million for the three month periods ended September 30, 2020 and 2019, respectively, and totaled $77.8 million and $191.0 million for the nine month periods ended September 30, 2020 and 2019, respectively, the majority of which was derived from the Company’s Canadian operations in its Oil and Gas segment, and, to a lesser extent, from the Company’s wireless operations in Mexico. Long-lived assets held in the U.S. included property and equipment, net, of $971.4 million and $874.7 million as of September 30, 2020 and December 31, 2019, respectively, and, for the Company’s businesses in foreign countries, totaled $22.8 million and $31.1 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.4 billion as of both September 30, 2020 and December 31, 2019, and for the Company’s businesses in foreign countries, totaled approximately $50.3 million and

$56.4 million as of September 30, 2020 and December 31, 2019, respectively. The majority of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of September 30, 2020 and December 31, 2019, amounts due from customers from which foreign revenue was derived accounted for approximately 4% and 5%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. Revenue from governmental entities for each of the three and nine month periods ended September 30, 2020 totaled approximately 2% of total revenue, and for each of the three and nine month periods ended September 30, 2019 totaled approximately 1%. Substantially all revenue from governmental entities was derived from the Company’s U.S. operations.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Customer:	2020	2019	2020	2019
AT&T (including DIRECTV®) (a)	15%	18%	19%	20%
Equitrans Midstream Corporation (b)	3%	17%	2%	12%
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
(b)    The Company's relationship with Equitrans Midstream Corporation and its affiliates is based upon various construction contracts for pipeline activities, for which the related revenue is included in the Oil and Gas segment.
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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2020 and December 31, 2019, there were $153.0 million and $115.1 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of September 30, 2020 or December 31, 2019.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2020 and December 31, 2019, outstanding performance and payment bonds approximated $640.1 million and $551.4 million, respectively, and estimated costs to complete projects secured by these bonds totaled $226.3 million and $194.7 million as of September 30, 2020 and December 31, 2019, respectively.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as a 50% undivided interest in a civil construction project. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of September 30, 2020, the Company was not aware of any material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of September 30, 2020 and December 31, 2019 are amounts held by entities that are proportionately consolidated totaling $8.4 million and $13.1 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments regarding the Company’s other investment and strategic arrangements.

Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of September 30, 2020 and December 31, 2019, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $129.0 million and $123.4 million, respectively, of which $85.9 million and $87.3 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.1 million and $4.2 million as of September 30, 2020 and December 31, 2019, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $59.3 million and $64.0 million as of September 30, 2020 and December 31, 2019, respectively. Outstanding surety bonds related to self-insurance programs amounted to $37.4 million and $38.5 million as of September 30, 2020 and December 31, 2019, respectively.
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
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of September 30, 2020, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2020 and December 31, 2019, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. From time to time in the ordinary course of its business, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec has also issued performance and other guarantees in connection with certain of its equity investments. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. Much of the work performed by the Company is evaluated for defects shortly after the work is completed. If warranty claims occur, the Company could be required to repair or replace warrantied items, or, if customers elect to repair or replace the warrantied item using the services of another provider, the Company could be required to pay for the cost of the repair or replacement. Warranty claims have historically not been material.
Concentrations of Risk. The Company had approximately 435 customers for the nine month period ended September 30, 2020. As of September 30, 2020, two customers each accounted for approximately 15% and 13%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. As of December 31, 2019, three customers each accounted for approximately 17%, 13% and 11%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 63% and 65%, respectively, of its revenue from its top ten customers for the three month periods ended September 30, 2020 and 2019, and derived 61% and 63%, respectively, of its revenue from its top ten customers for the nine month periods ended September 30, 2020 and 2019.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing and business development activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended September 30, 2020 and 2019, such payments to related party entities totaled approximately $23.8 million and $25.5 million, respectively, and for the nine month periods ended September 30, 2020 and 2019, totaled approximately $65.3 million and $71.8 million, respectively. Related payables totaled approximately $5.9 million and $14.7 million as of September 30, 2020 and December 31, 2019, respectively. Revenue from such related party arrangements totaled approximately $0.9 million and $0.7 million for the three month periods ended September 30, 2020 and 2019, respectively, and totaled $3.2 million and $1.6 million for the nine month periods ended September 30, 2020 and 2019, respectively. As of September 30, 2020, related amounts receivable, net, totaled approximately $0.5 million, and as of December 31, 2019, were de minimis.
In 2018, MasTec acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, was a minority owner. Amounts outstanding for advances made by the Company on behalf of this entity were de minimis as of September 30, 2020 and totaled approximately $0.5 million, net, as of December 31, 2019, respectively, which are expected to be settled under customary terms associated with the related purchase agreement.
The Company rents and leases equipment and purchases equipment supplies and servicing from CCI, in which it has a 15% equity investment. Juan Carlos Mas serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. MasTec paid CCI, net of rebates, $1.8 million and $7.7 million, respectively, for the three month periods ended September 30, 2020 and 2019, and $3.2 million and $23.6 million, respectively, for the nine month periods ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, amounts payable to CCI, net of rebates receivable, totaled approximately $1.6 million and $0.2 million, respectively. The Company has also rented equipment to CCI. Revenue from equipment rentals to CCI totaled approximately $0.2 million and $0.8 million for the three and nine month periods ended September 30, 2020, respectively, and related receivables totaled approximately $0.2 million as of September 30, 2020.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. No subcontracting expenses were incurred by MasTec for the three month period ended September 30, 2020, and for the three month period ended September 30, 2019, MasTec incurred subcontracting expenses of approximately $3.1 million. For the nine month periods ended September 30, 2020 and 2019, MasTec incurred subcontracting expenses of approximately $0.6 million and $9.3 million, respectively. As of September 30, 2020 and December 31, 2019, related amounts payable totaled approximately $0.1 million and $0.2 million, respectively.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For both the three month periods ended September 30, 2020 and 2019, MasTec paid approximately $0.6 million, related to this leasing arrangement, and for the nine month periods ended September 30, 2020 and 2019, paid approximately $1.9 million and $2.0 million, respectively.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are minority owners. Services provided by MasTec include the construction of a soccer facility and stadium as well as wireless infrastructure services. MasTec charged approximately $0.7 million and $5.2 million under these arrangements for the three month periods ended September 30, 2020 and 2019, respectively, and charged approximately $6.2 million and $7.4 million for the nine month periods ended September 30, 2020 and 2019, respectively. Amounts outstanding as of September 30, 2020 and December 31, 2019 totaled approximately $0.7 million and $3.9 million, respectively. Payments for other expenses related to the Franchise totaled $0.2 million for the nine month period ended September 30, 2020.
MasTec leases employees and provides satellite communications services to a customer in which Jorge Mas and José R. Mas own a majority interest. Charges to this customer totaled approximately $0.3 million for both the three month periods ended September 30, 2020 and 2019, and for the nine month periods ended September 30, 2020 and 2019, totaled approximately $1.0 million and $1.1 million, respectively. As of September 30, 2020 and December 31, 2019, outstanding receivables related to these arrangements totaled approximately $1.0 million and $0.8 million, respectively.
The Company has a 25% interest in an entity associated with an acquisition, under which the acquired business and the entity have a subcontracting arrangement. The Company’s interest in this entity is accounted for as an equity method investment. As of September 30, 2020, the Company’s net investment in this entity was a liability of approximately $1.7 million, which net amount includes approximately $2.2 million of accounts receivable, net, less deferred revenue, related to the subcontracting arrangement. Additionally, the Company has a strategic arrangement with an entity associated with a separate acquisition, in which members of management of the acquired business have an ownership interest. For both the three and nine month periods ended September 30, 2020, approximately $0.6 million, net, of income was recognized in connection with this arrangement, and amounts receivable totaled $0.2 million as of September 30, 2020. In addition, for the nine month period ended September 30, 2020, the Company advanced $1.2 million on behalf of this entity, of which $0.6 million was outstanding as of September 30, 2020.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, of which Jorge Mas or José R. Mas is a trustee. For both the three month periods ended September 30, 2020 and 2019, the Company paid $0.6 million in connection with the agreements for Jorge Mas, and no payments were made for José R. Mas. For both the nine month periods ended September 30, 2020 and 2019, the Company paid $1.1 million in connection with the split dollar agreements for Jorge Mas, and paid $0.7 million for both the nine month periods ended September 30, 2020 and 2019 for José R. Mas. As of September 30, 2020 and December 31, 2019, life insurance assets associated with these agreements totaled approximately $22.2 million and $20.3 million, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our business and industry and the assumptions upon which these statements are based. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions, dispositions or other strategic arrangements. Words such as “anticipates,” “expects,” “intends,” “will,” “could,” “would,” “should,” “may,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “targets” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additionally, many of these risks and uncertainties could be amplified by the ongoing COVID-19 pandemic.
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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our business, financial condition and results of operations as of and for the three and nine month periods ended September 30, 2020 and 2019. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2019 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Impact of the COVID-19 Pandemic
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The COVID-19 pandemic has significantly affected economic conditions in the United States and internationally, as federal, state and local governments reacted to the public health crisis with mitigation measures, including "stay-at-home," "shelter-in-place," social distancing, travel restrictions and other similar orders, which has resulted in workforce, supply chain and production disruptions, along with reduced demand and spending in many industry sectors, creating significant uncertainties in the U.S. economy. Although there has been some reduction of certain of these restrictions on economic and social activities, these restrictions could subsequently be reversed, or new restrictions imposed, due to a rise in cases of COVID-19. It is currently unclear whether additional or renewed restrictions will be implemented, the extent of such restrictions and/or how long an economic recovery could take. The extent to which the COVID-19 pandemic could affect our business, operations and financial results will depend upon numerous evolving factors that we may not be able to accurately predict, including the length and extent of the economic and market disruption.
Most of our construction services have been and currently are deemed essential under state and local pandemic mitigation orders and all of our business segments continue to operate. As our services have been deemed essential, our customers have generally directed us, where safe and possible, to maintain normal work schedules. Our business model has, thus far, proven resilient, and we continue to make efforts to adapt to the changing operational and economic environment that has resulted from the COVID-19 pandemic. Our top priority has been to take appropriate actions to protect the health and safety of our employees, customers and business partners. We have adjusted our standard operating procedures within our business operations to ensure employee and customer safety and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include implementation of specialized training programs, appropriate social distancing procedures and required use of personal protective equipment for our crew operations, as well as appropriate sanitation measures for key equipment and facilities. We have restricted non-essential business travel and incorporated work-at-home programs as appropriate for our administrative offices. For in-office operations, appropriate safety and social distancing measures have been incorporated. We have also developed human resource guidance to assist our employees. In certain locations where our operations have experienced challenges as a result of the pandemic, we are collaborating with our customers to minimize potential service disruptions and operational impacts.
The COVID-19 pandemic has had, and is expected to continue to have, a negative impact on our operations in 2020, and may continue to affect our future business activities for an indefinite period of time. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing, other mitigation measures or other factors, the health and availability of work crews or other key personnel, including subcontractors or supply chain disruptions, and/or delayed project start dates or project shutdowns or cancellations that may be mandated or requested by governmental authorities or others, all of which could result in lower revenue or higher operating costs and/or create lower levels of overhead cost absorption. We continue to actively monitor the effects of the COVID-19 pandemic on our operations and may take further actions, as necessary, that we determine to be in the best interests of our employees, customers, business partners and stakeholders, or as required by federal, state, or local authorities. Additionally, disruptions in economic activity as a result of the COVID-19 pandemic have had, and may continue to have adverse effects across our end markets, particularly in the oil and gas sector. To the extent that future business activities are adversely affected by the pandemic, we intend to take appropriate actions designed to mitigate these impacts. Given the uncertainty regarding the magnitude and duration of the pandemic’s effects, we are unable to predict with specificity or quantify any potential future impact on our business, financial condition and/or results of operations.

In response to the COVID-19 pandemic, on March 27, 2020, the CARES Act was signed into law.  The CARES Act provides for various tax relief and incentive measures. At this time, we do not believe that the CARES Act will have a material impact on our results of operations in 2020.  Under certain of the relief provisions of the CARES Act, we deferred approximately $22 million of payroll taxes, net, for the nine month period ended September 30, 2020, of which half are due by December 31, 2021, with the remainder due by December 31, 2022. We currently intend to continue to defer payroll taxes through December 31, 2020, as permitted under the CARES Act. We continue to monitor all available federal and other COVID-19 relief provisions to determine our qualification for, and the usefulness to us, of any such relief measures.
As of September 30, 2020, we maintained a strong balance sheet, have strong relationships with our banking partners and had ample liquidity totaling approximately $1.4 billion, comprising $1.2 billion of availability under our Credit Facility and $238 million of cash. We believe that our financial position, strong cash flows and operational strengths will enable us to manage the current challenges and uncertainties resulting from the COVID-19 pandemic. Our business operations typically generate significant cash flow, affording us the flexibility to invest strategically in our efforts to maximize shareholder value through mergers and acquisitions, share repurchases and capital expenditures. We are carefully managing liquidity and are monitoring any potential effects from the pandemic on our financial results, cash flows and/or working capital and intend to take appropriate actions in efforts to mitigate any impacts.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; pipeline infrastructure; electrical utility transmission and distribution; power generation, including from clean energy and renewable sources; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended September 30, 2020, we had an average of approximately 18,000 employees and 390 locations. We offer our services primarily under the MasTec service mark. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we expect to realize approximately 25% of our estimated September 30, 2020 backlog in 2020. The following table presents 18-month estimated backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	September 30, 2020	June 30, 2020	September 30, 2019
Communications	$3,853	$3,915	$3,968
Oil and Gas	2,413	2,659	2,109
Electrical Transmission	545	551	457
Clean Energy and Infrastructure	891	1,042	988
Other	0	1	1
Estimated 18-month backlog	$7,702	$8,168	$7,523
As of September 30, 2020, 46% of our backlog is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from the potential adverse effects of the COVID-19 pandemic on economic activity, and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of September 30, 2020, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $3.3 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $0.9 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2020 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $0.3 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
Economic, Industry and Market Factors
In addition to the effects of the pandemic noted above, we closely monitor the effects of changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, including (i) changes to our customers’ capital spending plans, including any potential effects from public health issues, such as the recent COVID-19 pandemic; (ii) economic, political or other market developments, including access to capital for customers in the industries we serve; (iii) new or changing regulatory requirements or other governmental policy changes or political developments or uncertainty; (iv) changes in technology, tax and other incentives; and (v) mergers and acquisitions among the customers we serve. Fluctuations in market prices for oil, gas and other fuel sources and availability of transportation and transmission capacity can also affect demand for our services, in particular, on pipeline and energy generation construction projects. These fluctuations, as well as the highly competitive nature of our industry, can result in lower levels of activity and profit on the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
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
Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference, and to our 2019 Form 10-K for discussion of our significant accounting policies, and refer to Note 3 - Goodwill and Other Intangible Assets in the notes to the consolidated financial statements, which is incorporated by reference, for details of our third quarter 2020 quarterly review of goodwill and indefinite-lived intangible assets for indicators of impairment.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Revenue	$1,698.3	100.0%	$2,016.6	100.0%	$4,684.2	100.0%	$5,474.0	100.0%
Costs of revenue, excluding depreciation and amortization	1,380.5	81.3%	1,690.6	83.8%	3,948.6	84.3%	4,636.0	84.7%
Depreciation	71.4	4.2%	50.5	2.5%	182.2	3.9%	160.0	2.9%
Amortization of intangible assets	11.2	0.7%	4.7	0.2%	28.4	0.6%	14.2	0.3%
General and administrative expenses	72.7	4.3%	77.1	3.8%	243.2	5.2%	220.6	4.0%
Interest expense, net	13.6	0.8%	19.3	1.0%	45.4	1.0%	58.2	1.1%
Equity in earnings of unconsolidated affiliates	(7.4)	(0.4)%	(7.0)	(0.3)%	(22.1)	(0.5)%	(19.8)	(0.4)%
Loss on extinguishment of debt	5.6	0.3%	—	—%	5.6	0.1%	—	—%
Other (income) expense, net	(6.6)	(0.4)%	8.0	0.4%	(18.5)	(0.4)%	16.3	0.3%
Income before income taxes	$157.4	9.3%	$173.4	8.6%	$271.5	5.8%	$388.5	7.1%
Provision for income taxes	(40.5)	(2.4)%	(43.3)	(2.1)%	(61.7)	(1.3)%	(95.1)	(1.7)%
Net income	$116.9	6.9%	$130.1	6.5%	$209.8	4.5%	$293.4	5.4%
Net income attributable to non-controlling interests	0.4	0.0%	1.5	0.1%	0.0	0.0%	2.0	0.0%
Net income attributable to MasTec, Inc.	$116.5	6.9%	$128.6	6.4%	$209.7	4.5%	$291.4	5.3%

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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Reportable Segment:	2020	2019	2020	2019	2020		2019		2020		2019
Communications	$645.4	$679.5	$1,943.8	$1,944.9	$79.6	12.3%	$57.1	8.4%	$206.8	10.6%	$154.8	8.0%
Oil and Gas	462.5	972.5	1,190.1	2,530.5	160.4	34.7%	212.9	21.9%	315.0	26.5%	499.6	19.7%
Electrical Transmission	128.5	103.0	380.7	298.3	9.1	7.1%	7.8	7.6%	14.2	3.7%	20.3	6.8%
Clean Energy and Infrastructure	468.9	261.7	1,181.4	701.3	34.4	7.3%	2.3	0.9%	69.5	5.9%	14.4	2.1%
Other	0.1	0.1	0.2	0.1	7.6	NM	6.7	NM	22.5	NM	19.4	NM
Eliminations	(7.1)	(0.2)	(12.0)	(1.1)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(37.5)	—	(38.9)	—	(100.6)	—	(87.7)	—
Consolidated Results	$1,698.3	$2,016.6	$4,684.2	$5,474.0	$253.6	14.9%	$247.9	12.3%	$527.4	11.3%	$620.8	11.3%
NM - Percentage is not meaningful
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenue. For the three month period ended September 30, 2020, consolidated revenue totaled $1,698 million as compared with $2,017 million for the same period in 2019, a decrease of $318 million, or 16%. Revenue increases in our Clean Energy and Infrastructure segment of $207 million, or 79%, and in our Electrical Transmission segment of $26 million, or 25%, were offset by a decrease in revenue in our Oil and Gas segment of $510 million, or 52%, and in our Communications segment of $34 million, or 5%. Acquisitions contributed $69 million in revenue for the three month period ended September 30, 2020, and organic revenue decreased by approximately $388 million, or 19%, as compared with the same period in 2019.
Communications Segment. Communications revenue was $645 million for the three month period ended September 30, 2020, as compared with $680 million for the same period in 2019, a decrease of $34 million, or 5%. Acquisitions contributed $47 million of revenue for the three month period ended September 30, 2020, and organic revenue decreased by approximately $81 million as compared with the same period in 2019. The decrease in organic revenue was primarily driven by a decrease in install-to-the-home revenue and wireless revenue, including from the effects of the COVID-19 pandemic, offset, in part, by higher levels of wireline/fiber revenue.
Oil and Gas Segment. Oil and Gas revenue was $463 million for three month period ended September 30, 2020, as compared with $973 million for the same period in 2019, a decrease of $510 million, or 52%. The expected decrease was primarily due to lower levels of project activity and mix, including the effects of regulatory disruptions on certain pipeline construction activity.
Electrical Transmission Segment. Electrical Transmission revenue was $129 million for the three month period ended September 30, 2020 as compared with $103 million for the same period in 2019, an increase of $26 million, or 25%, due primarily to higher levels of project activity and timing.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $469 million for the three month period ended September 30, 2020 as compared with $262 million for the same period in 2019, an increase of $207 million, or 79%. Organic revenue increased by $185 million, or 71%, for the three month period ended September 30, 2020 as compared with the same period in 2019, due primarily to higher levels of renewable power project activity. Acquisitions contributed $22 million for the three month period ended September 30, 2020.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by approximately $310 million, or 18%, to $1,381 million for the three month period ended September 30, 2020 from $1,691 million for the same period in 2019. Lower levels of revenue contributed a decrease of $267 million in costs of revenue, excluding depreciation and amortization, and improved productivity contributed a decrease of approximately $43 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 250 basis points, from 83.8% of revenue for the three month period ended September 30, 2019 to 81.3% of revenue for the same period in 2020, primarily due to project efficiencies, close-outs and mix across multiple segments, offset, in part, by the impact of the COVID-19 pandemic and lower levels of revenue.
Depreciation. Depreciation was $71 million, or 4.2% of revenue, for the three month period ended September 30, 2020, as compared with $51 million, or 2.5% of revenue, for the same period in 2019, an increase of $21 million, or 41%. Acquisitions contributed $2 million of depreciation for the three month period ended September 30, 2020, and organic depreciation increased by $19 million due to capital spending in support of expected future levels of activity. As a percentage of revenue, depreciation increased by approximately 170 basis points due, in part, to lower levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $11 million, or 0.7% of revenue, for the three month period ended September 30, 2020, as compared with $5 million, or 0.2% of revenue, for the same period in 2019, an increase of approximately $7 million, or 139%. Acquisitions contributed $3 million of intangible asset amortization for the three month period ended September 30, 2020. As a percentage of revenue, amortization of intangible assets increased by approximately 40 basis points due to lower levels of revenue, as well as the effects of acquisitions and a change in amortization policy for certain intangible assets.
General and administrative expenses. General and administrative expenses were $73 million, or 4.3% of revenue, for the three month period ended September 30, 2020, as compared with $77 million, or 3.8% of revenue, for the same period in 2019, a decrease of $4 million, or 6%. Acquisitions contributed $4 million of general and administrative expenses for the three month period ended September 30, 2020. Excluding the effects of acquisitions, general and administrative expenses for the three month period ended September 30, 2020 decreased by $8 million, primarily due to reductions in compensation, travel and professional fee expense, offset, in part, by the effects of legal and settlement matter timing and provisions for potential credit losses as compared with the same period in the prior year. Overall, general and administrative expenses as a percentage of revenue increased by approximately 50 basis points for the three month period ended September 30, 2020 as compared with the same period in 2019, primarily due to lower levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $14 million, or approximately 0.8% of revenue, for the three month period ended September 30, 2020 as compared with $19 million, or 1.0% of revenue, for the same period in 2019. The decrease in interest expense, net, related primarily to a reduction in interest expense from credit facility activity as well as a decrease in discount charges on financing arrangements for trade receivables. Interest expense from credit facility activity decreased by approximately $5 million as compared with the same period in the prior year due to a combination of lower average balances and lower interest rates. The reduction in interest expense on credit facility activity was offset, in part, by an increase in interest expense on senior notes. In August 2020, we issued $600 million aggregate principal amount of 4.50% Senior Notes and redeemed $400 million aggregate principal amount of our 4.875% Senior Notes.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For both the three month periods ended September 30, 2020 and 2019, equity in earnings from unconsolidated affiliates totaled approximately $7 million and related primarily to our investments in the Waha JVs.
Loss on extinguishment of debt. We incurred a debt extinguishment loss of approximately $6 million for the three month period ended September 30, 2020 in connection with the repurchase and redemption of our 4.875% Senior Notes, composed of approximately $3 million of early repayment premiums and $2 million from the write-off of unamortized deferred financing costs.
Other (income) expense, net. Other (income) expense, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. Other income, net, was $7 million for the three month period ended September 30, 2020, as compared with $8 million of other expense, net, for the same period in 2019. For the three month period ended September 30, 2020, other income, net, included $4 million of gains on sales of equipment, net, and $2 million, net, of income from certain investments and strategic arrangements. For the three month period ended September 30, 2019, other expense, net, included approximately $11 million of expense from changes to estimated earn-out accruals, net, offset, in part, by $4 million of gains on sales of equipment, net.
Provision for income taxes. Income tax expense was $41 million for the three month period ended September 30, 2020, as compared with income tax expense of $43 million for the same period in 2019. Pre-tax income decreased to $157 million for the three month period ended September 30, 2020, as compared with $173 million for the same period in the prior year. For the three month period ended September 30, 2020, our effective tax rate increased to 25.7% from 25.0% for the same period in 2019. Our effective tax rate in the third quarter of 2020 included the benefit of adjustments from the finalization of our 2019 tax returns, whereas in the third quarter of 2019, included the benefits of a reduction in foreign earnings and adjustments related to the finalization of our 2018 tax returns.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $80 million, or 12.3% of revenue, for the three month period ended September 30, 2020, as compared with $57 million, or 8.4% of revenue, for the same period in 2019, an increase of approximately $23 million, or 39%, primarily due to improved productivity from project mix and efficiencies, which contributed an increase in EBITDA of $25 million. Lower levels of revenue contributed a decrease in EBITDA of $3 million. As a percentage of revenue, EBITDA increased by approximately 390 basis points.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $160 million, or 34.7% of revenue, for the three month period ended September 30, 2020, as compared with $213 million, or 21.9% of revenue, for the same period in 2019, a decrease of $52 million, or 25%. Lower levels of revenue contributed a decrease in EBITDA of $112 million, whereas improved productivity contributed an increase in EBITDA of approximately $59 million. EBITDA margins increased by approximately 1,280 basis points due primarily to improved project efficiencies, close-outs and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $9 million, or 7.1% of revenue, for the three month period ended September 30, 2020, as compared with EBITDA of $8 million, or 7.6% of revenue, for the same period in 2019, an increase in EBITDA of approximately $1 million, or 16%. Higher levels of revenue contributed an increase in EBITDA of approximately $2 million. As a percentage of revenue, EBITDA decreased by approximately 50 basis points, or approximately $1 million, due primarily to reduced project efficiencies, close-outs and mix.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $34 million, or 7.3% of revenue, for the three month period ended September 30, 2020, as compared with EBITDA of $2 million, or 0.9% of revenue, for the same period in 2019, an increase in EBITDA of approximately $32 million, or 1,392%. As a percentage of revenue, EBITDA increased by approximately 650 basis points, or $30 million, due to improved project efficiencies, close-outs and mix. Higher levels of revenue contributed an increase in EBITDA of approximately $2 million.
Other Segment. EBITDA from Other businesses was $8 million for the three month period ended September 30, 2020 as compared with $7 million for the same period in 2019, and related primarily to equity in earnings from our investments in the Waha JVs.
Corporate. Corporate EBITDA was negative $38 million for the three month period ended September 30, 2020, as compared with EBITDA of negative $39 million for the same period in 2019, for an increase in EBITDA of approximately $1 million. Corporate EBITDA for the three month period ended September 30, 2020 included approximately $6 million of debt extinguishment costs, partially offset by $2 million of income from certain investments and strategic arrangements, whereas for the same period in 2019, Corporate EBITDA included approximately $11 million of expense related to changes in estimated earn-out accruals, net. Excluding the effects of these items, other corporate expenses for the three month period ended September 30, 2020 increased by approximately $6 million as compared with the same period in the prior year, primarily due to the effects of legal and settlement matter timing, partially offset by reductions in compensation and travel expense.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenue. For the nine month period ended September 30, 2020, consolidated revenue totaled $4,684 million as compared with $5,474 million for the same period in 2019, a decrease of $790 million, or 14%. Revenue increases in our Clean Energy and Infrastructure segment of $480 million, or 68%, and our Electrical Transmission segment of $82 million, or 28%, were offset by a decrease in revenue in our Oil and Gas segment of $1,340 million, or 53% and in our Communications segment of $1 million. Acquisitions contributed $182 million in revenue for the nine month period ended September 30, 2020, and organic revenue decreased by approximately $972 million, or 18%, as compared with the same period in 2019.
Communications Segment. Communications revenue was $1,944 million for the nine month period ended September 30, 2020, as compared with $1,945 million for the same period in 2019, a decrease of $1 million. Acquisitions contributed $118 million of revenue for the nine month period ended September 30, 2020, and organic revenue decreased by approximately $119 million, or 6%, as compared with the same period in 2019. The decrease in organic revenue was primarily driven by a decrease in install-to-the-home revenue and wireless revenue, including from the effects of the COVID-19 pandemic, offset, in part, by higher levels of wireline/fiber revenue.
Oil and Gas Segment. Oil and Gas revenue was $1,190 million for the nine month period ended September 30, 2020, as compared with $2,531 million for the same period in 2019, a decrease of $1,340 million, or 53%. The expected decrease was primarily due to lower levels of project activity and mix, including the effects of regulatory disruptions on certain pipeline construction activity.
Electrical Transmission Segment. Electrical Transmission revenue was $381 million for the nine month period ended September 30, 2020 as compared with $298 million for the same period in 2019, an increase of approximately $82 million, or 28%, due primarily to higher levels of project activity and timing.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $1,181 million for the nine month period ended September 30, 2020 as compared with $701 million for the same period in 2019, an increase of $480 million, or 68%. Organic revenue increased by approximately $416 million, or 59%, as compared with the same period in 2019, and acquisitions contributed $64 million of revenue for the nine month period ended September 30, 2020. The increase in organic revenue was driven by higher levels of renewable power project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by $687 million, or 15%, to $3,949 million for the nine month period ended September 30, 2020 from $4,636 million for the same period in 2019. Lower levels of revenue contributed a decrease in costs of revenue, excluding depreciation and amortization, of $669 million, and improved productivity contributed a decrease of approximately $18 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 40 basis points, from 84.7% of revenue for the nine month period ended September 30, 2019 to 84.3% of revenue for the same period in 2020. The basis point decrease was primarily due to project efficiencies, close-outs and mix across multiple segments, offset, in part, by the impact of the COVID-19 pandemic and lower levels of revenue.
Depreciation. Depreciation was $182 million, or 3.9% of revenue, for the nine month period ended September 30, 2020 as compared with $160 million, or 2.9% of revenue, in 2019, an increase of $22 million, or 14%. Acquisitions contributed $6 million of depreciation for the nine month period ended September 30, 2020 and organic depreciation increased by $16 million due to capital spending in support of expected future levels of activity. As a percentage of revenue, depreciation increased by approximately 100 basis points, due, in part, to lower levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $28 million, or 0.6% of revenue, for the nine month period ended September 30, 2020, as compared with $14 million, or 0.3% of revenue, for the same period in 2019, an increase of approximately $14 million, or 101%. Acquisitions contributed $10 million of intangible asset amortization for the nine month period ended September 30, 2020. As a percentage of revenue, amortization of intangible assets increased by approximately 30 basis points due primarily to lower levels of revenue, as well as the effects of acquisitions and a change in amortization policy for certain intangible assets.
General and administrative expenses. General and administrative expenses were $243 million, or 5.2% of revenue, for the nine month period ended September 30, 2020, as compared with $221 million, or 4.0% of revenue, for the same period in 2019, an increase of $23 million, or 10%. Acquisitions contributed $13 million of general and administrative expenses for the nine month period ended September 30, 2020. Excluding the effects of acquisitions, administrative expenses increased by approximately $10 million as compared with the same period in the prior year, primarily due to the effect of timing of legal, arbitral and settlement matters and provisions for potential credit losses, offset, in part, by reductions in compensation, travel and professional fees expense. Overall, general and administrative expenses as a percentage of revenue increased by approximately 120 basis points for the nine month period ended September 30, 2020 as compared with the same period in 2019, due, in part, to lower levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $45 million, or 1.0% of revenue, for the nine month period ended September 30, 2020 as compared with $58 million, or 1.1% of revenue, in the same period in 2019. The decrease in interest expense, net, related primarily to a reduction in interest expense from credit facility activity as well as a decrease in discount charges on financing arrangements for trade receivables, offset, in part, by the effect of a second quarter 2019 arbitration award, under which we recovered $5 million of interest costs. Interest expense from credit facility activity decreased by approximately $17 million as compared with the same period in the prior year due to a combination of lower average balances and lower interest rates. The reduction in interest expense on credit facility activity was offset, in part, by an increase in interest expense on senior notes. In August 2020, we issued $600 million aggregate principal amount of 4.50% Senior Notes and redeemed $400 million aggregate principal amount of our 4.875% Senior Notes.

Equity in earnings of unconsolidated affiliates. For the nine month periods ended September 30, 2020, equity in earnings from unconsolidated affiliates totaled approximately $22 million, as compared with $20 million for the same period in 2019, and related primarily to our investments in the Waha JVs, and to a lesser extent, to investments in certain telecommunications entities.
Loss on extinguishment of debt. We incurred a loss on debt extinguishment of approximately $6 million for the nine month period ended September 30, 2020 in connection with the third quarter 2020 repurchase and redemption of our 4.875% Senior Notes, composed of approximately $3 million of early repayment premiums and $2 million from the write-off of unamortized deferred financing costs.
Other (income) expense, net. Other income, net, was $18 million for the nine month period ended September 30, 2020, as compared with other expense, net, of $16 million for the same period in 2019. For the nine month period ended September 30, 2020, other income, net, included approximately $12 million of gains on sales of equipment, net, and $6 million, net, of income from certain investments and strategic arrangements, partially offset by approximately $2 million of expense from changes to estimated earn-out accruals, net. For the nine month period ended September 30, 2019, other expense, net, included $48 million of expense from changes to estimated earn-out accruals, net, offset, in part, by $19 million of other income from a second quarter 2019 arbitration award, $10 million of gains on sales of equipment, net, and $2 million of income from the settlement of an investment and gains on sales of other assets.
Provision for income taxes. Income tax expense was $62 million for the nine month period ended September 30, 2020, as compared with income tax expense of $95 million for the same period in 2019. Pre-tax income decreased to $271 million for the nine month period ended September 30, 2020, as compared with $388 million for the same period in the prior year. For the nine month period ended September 30, 2020, our effective tax rate decreased to 22.7% from 24.5% for the same period in 2019. Our effective tax rate for the nine month period ended September 30, 2020 included a benefit of approximately $10 million related to the release of certain valuation allowances on Canadian deferred tax assets that were no longer necessary, as well as the benefit of adjustments from the finalization of our 2019 tax returns. For the nine month period ended September 30, 2019, income tax expense included the favorable effects of reduced foreign earnings, the recognition of approximately $2 million of excess tax benefits from share-based awards, adjustments from finalization of our 2018 tax returns and the effects of foreign tax rate changes.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $207 million, or 10.6% of revenue, for the nine month period ended September 30, 2020, as compared with $155 million, or 8.0% of revenue, for the same period in 2019, an increase of approximately $52 million, or 34%, due primarily to improved efficiencies. As a percentage of revenue, EBITDA increased by approximately 270 basis points, primarily due to project efficiencies and mix.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $315 million, or 26.5% of revenue, for the nine month period ended September 30, 2020, as compared with $500 million, or 19.7% of revenue, for the same period in 2019, a decrease of $185 million, or 37%. Lower levels of revenue contributed a decrease in EBITDA of $265 million, whereas improved productivity contributed an increase of approximately $80 million. EBITDA margins increased by approximately 670 basis points due primarily to improved project efficiencies, close-outs and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $14 million, or 3.7% of revenue, for the nine month period ended September 30, 2020, as compared with EBITDA of $20 million, or 6.8% of revenue, for the same period in 2019, a decrease in EBITDA of approximately $6 million, or 30%. As a percentage of revenue, EBITDA decreased by approximately 310 basis points, or $12 million, due primarily to reduced project efficiencies, close-outs and mix. Higher levels of revenue contributed an increase in EBITDA of approximately $6 million.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $70 million, or 5.9% of revenue, for the nine month period ended September 30, 2020, as compared with EBITDA of $14 million, or 2.1% of revenue, for the same period in 2019, an increase in EBITDA of $55 million, or 382%. As a percentage of revenue, EBITDA increased by approximately 380 basis points, or $45 million, as compared with the same period in the prior year, due primarily to a combination of improved project efficiencies, close-outs and mix. Higher levels of revenue contributed an increase in EBITDA of $10 million.
Other Segment. EBITDA from Other businesses totaled $23 million and $19 million for the nine month periods ended September 30, 2020 and 2019, respectively, an increase of approximately $3 million, or 16%. Other segment EBITDA related primarily to equity in earnings from our investment in the Waha JVs.
Corporate. Corporate EBITDA was negative $101 million for the nine month period ended September 30, 2020, as compared with EBITDA of negative $88 million for the same period in 2019, for a decrease in EBITDA of approximately $13 million. Corporate EBITDA for the nine month period ended September 30, 2020 included approximately $6 million of debt extinguishment costs, and $2 million of expense from changes to estimated earn-out accruals, net, partially offset by $6 million of income, net, from certain investments and strategic arrangements. Corporate EBITDA for the nine month period ended September 30, 2019 included $48 million of expense related to changes in estimated earn-out accruals, net, partially offset by approximately $25 million of income and recovery of costs from a second quarter 2019 arbitration award and a $1 million gain on settlement of an investment. Excluding the effects of these items, other corporate expenses for the nine month period ended September 30, 2020 increased by approximately $33 million as compared with the same period in the prior year, primarily due to the effects of legal and settlement matter timing, partially offset by a reduction in compensation and travel expense.

Foreign Operations
Our foreign operations are primarily in Canada and, to a lesser extent, in Mexico and the Caribbean. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense; amortization of intangible assets; the loss on debt extinguishment from the redemption of our 4.875% Senior Notes; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, the tax effects of the adjusted items, including non-cash stock-based compensation expense and the effects of changes in statutory tax rates. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business.
We believe that these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income or diluted earnings per share, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed together with our U.S. GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA in dollar and percentage of revenue terms, for the periods indicated. The tables below (dollar amounts in millions) may contain slight summation differences due to rounding.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Net income	$116.9	6.9%	$130.1	6.5%	$209.8	4.5%	$293.4	5.4%
Interest expense, net	13.6	0.8%	19.3	1.0%	45.4	1.0%	58.2	1.1%
Provision for income taxes	40.5	2.4%	43.3	2.1%	61.7	1.3%	95.1	1.7%
Depreciation	71.4	4.2%	50.5	2.5%	182.2	3.9%	160.0	2.9%
Amortization of intangible assets	11.2	0.7%	4.7	0.2%	28.4	0.6%	14.2	0.3%
EBITDA	$253.6	14.9%	$247.9	12.3%	$527.4	11.3%	$620.8	11.3%
Non-cash stock-based compensation expense	5.6	0.3%	4.2	0.2%	15.5	0.3%	12.1	0.2%
Loss on extinguishment of debt	5.6	0.3%	—	—%	5.6	0.1%	—	—%
Adjusted EBITDA	$264.8	15.6%	$252.1	12.5%	$548.5	11.7%	$633.0	11.6%

A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
EBITDA	$253.6	14.9%	$247.9	12.3%	$527.4	11.3%	$620.8	11.3%
Non-cash stock-based compensation expense	5.6	0.3%	4.2	0.2%	15.5	0.3%	12.1	0.2%
Loss on extinguishment of debt	5.6	0.3%	—	—%	5.6	0.1%	—	—%
Adjusted EBITDA	$264.8	15.6%	$252.1	12.5%	$548.5	11.7%	$633.0	11.6%
Reportable Segment:
Communications	$79.6	12.3%	$57.1	8.4%	$206.8	10.6%	$154.8	8.0%
Oil and Gas	160.4	34.7%	212.9	21.9%	315.0	26.5%	499.6	19.7%
Electrical Transmission	9.1	7.1%	7.8	7.6%	14.2	3.7%	20.3	6.8%
Clean Energy and Infrastructure	34.4	7.3%	2.3	0.9%	69.5	5.9%	14.4	2.1%
Other	7.6	NM	6.7	NM	22.5	NM	19.4	NM
Corporate	(26.3)	—	(34.7)	—	(79.5)	—	(75.5)	—
Adjusted EBITDA	$264.8	15.6%	$252.1	12.5%	$548.5	11.7%	$633.0	11.6%
NM - Percentage is not meaningful
The tables below, which may contain slight summation differences due to rounding, reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share. Beginning in 2020, our computation of Adjusted Net Income includes the effect of intangible asset amortization. We believe this presentation better represents our adjusted results due to the non-operational nature of intangible asset amortization and its inherent volatility, as acquisition activity varies from period to period. We also believe this presentation is common practice in our industry and improves comparability of our results with those of our peers, although each company’s definitions of these adjusted measures may vary as they are not standardized and should be used in light of the provided reconciliations. Accordingly, all prior year periods have been updated to conform with the current year presentation.

	For the Three Months Ended September 30,
	2020		2019
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$116.9	$1.59	$130.1	$1.69
Adjustments:
Non-cash stock-based compensation expense	5.6	0.08	4.2	0.06
Loss on extinguishment of debt	5.6	0.08	—	—
Amortization of intangible assets	11.2	0.15	4.7	0.06
Total adjustments, pre-tax	$22.4	$0.31	$8.9	$0.12
Income tax effect of adjustments (a)	(4.8)	(0.07)	(1.7)	(0.02)
Statutory tax rate effects	—	—	(0.5)	(0.01)
Adjusted non-U.S. GAAP measure	$134.5	$1.83	$136.8	$1.78

	For the Nine Months Ended September 30,
	2020		2019
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$209.8	$2.84	$293.4	$3.85
Adjustments:
Non-cash stock-based compensation expense	15.5	0.21	12.1	0.16
Loss on extinguishment of debt	5.6	0.08	—	—
Amortization of intangible assets	28.4	0.38	14.2	0.19
Total adjustments, pre-tax	$49.5	$0.67	$26.3	$0.35
Income tax effect of adjustments (a)	(11.0)	(0.15)	(8.2)	(0.11)
Statutory tax rate effects (b)	—	—	(1.9)	(0.02)
Adjusted non-U.S. GAAP measure	$248.3	$3.36	$309.6	$4.06
(a)    Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, which for the nine month period ended September 30, 2019 included excess tax benefits of $2.3 million from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effect on pre-tax income. For the three and nine month periods ended September 30, 2020, our consolidated effective tax rates, as reported, were 25.7% and 22.7%, respectively, and as adjusted, were 25.2% and 22.6%, respectively. For the three and nine month periods ended September 30, 2019, our consolidated effective tax rates, as reported, were 25.0% and 24.5%, respectively, and as adjusted, were 25.0% and 25.4%, respectively.
(b)    The nine month period ended September 30, 2019 includes the effects of changes in Canadian provincial statutory tax rates as well as changes in statutory rates.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, earn-out obligations, equity investment funding requirements, debt service and income taxes. We also evaluate opportunities for strategic acquisitions, investments and other arrangements from time to time, and we may consider opportunities to borrow additional funds, which may include borrowings under our Credit Facility or debt issuances, or to refinance or retire outstanding debt, or repurchase additional shares of our outstanding common stock in the future under share repurchase authorizations, any of which may require our use of cash. See Note 7 - Debt in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for details of our $600 million Private Offering of 4.50% Senior Notes and the redemption of our 4.875% Senior Notes during the third quarter of 2020.
Capital Expenditures. For the nine month period ended September 30, 2020, we spent $184 million on capital expenditures, or $154 million, net of asset disposals, and incurred approximately $86 million of equipment purchases under finance leases. We estimate that we will spend approximately $230 million on capital expenditures, or approximately $190 million, net of asset disposals, in 2020, and expect to incur approximately $130 million to $150 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the nine month period ended September 30, 2020, we used $11 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future acquisition-related contingent consideration and other liabilities as of September 30, 2020 was approximately $133 million. Of this amount, $34 million represents the liability for earned amounts. The remainder is management’s estimate of acquisition-related contingent consideration and other liabilities that are contingent upon future performance. For the nine month periods ended September 30, 2020 and 2019, we made payments of $50 million and $30 million, respectively, related to earn-out obligations.
Income Taxes. For the nine month period ended September 30, 2020, tax payments, net of tax refunds were $12 million. For the nine month period ended September 30, 2019, tax payments, net of tax refunds, totaled approximately $74 million. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of September 30, 2020, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, were generally flat at approximately $1.9 billion for both September 30, 2020 and December 31, 2019.
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
Summary of Financial Condition, Liquidity and Capital Resources
Including our current assessment of the potential effects of the COVID-19 pandemic on our results of operations and capital resource requirements, we anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, acquisition and other investment funding requirements, share repurchase activity and other liquidity needs for at least the next twelve months.
Sources and Uses of Cash
As of September 30, 2020, we had approximately $820 million in working capital, defined as current assets less current liabilities, as compared with $954 million as of December 31, 2019, a decrease of approximately $135 million. Cash and cash equivalents totaled approximately $238 million as of September 30, 2020, and included net proceeds from the third quarter issuance of our 4.50% Senior Notes, net of the redemption of our 4.875% Senior Notes, as described in further detail below. As of December 31, 2019, cash and equivalents totaled $71 million.
Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$712.5	$441.4
Net cash used in investing activities	$(177.2)	$(143.5)
Net cash used in financing activities	$(369.3)	$(282.0)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, including the effect of deferrals from COVID-19 relief provisions, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the nine month period ended September 30, 2020 was $712 million, as compared with approximately $441 million for the same period in 2019, for an increase in cash provided by operating activities of approximately $271 million. The increase in cash flow from operating activities was primarily due to the effect of working capital-related changes in assets and liabilities, net, offset, in part, by a reduction in net income.
Our days sales outstanding, net of contract liabilities (“DSO”) was 85 as of September 30, 2020 and 90 as of December 31, 2019. DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. The decrease in our DSOs for the nine month period ended September 30, 2020 was due to timing of ordinary course billing and collection activities. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current expectations, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities increased by approximately $34 million to $177 million for the nine month period ended September 30, 2020 from $144 million for the nine month period ended September 30, 2019. For the nine month period ended September 30, 2020, we spent $184 million on capital expenditures, or $154 million, net of asset disposals, as compared with $85 million, or $58 million, net of asset disposals, for the same period in the prior year, for an increase in cash used in investing activities of $96 million. Cash paid for acquisitions, net, decreased by approximately $83 million for the nine month period ended September 30, 2020 as compared with the same period in the prior year. Payments for other investments totaled $17 million for the nine month period ended September 30, 2020 and related primarily to certain equity and other investments, whereas for the nine month period ended September 30, 2019, payments for other investments totaled $6 million, for an increase of approximately $12 million in cash used in investing activities. Proceeds from other investments for the nine month period ended September 30, 2020 decreased by $14 million as compared with the same period in the prior year, which included the sale of an investment in a telecommunications entity and the settlement of a separate investment.
Financing Activities. Net cash used in financing activities for the nine month period ended September 30, 2020 was $369 million, as compared with net cash used in financing activities of $282 million for the nine month period ended September 30, 2019, for an increase in cash used in financing activities of $87 million. The increase in cash used in financing activities was driven primarily by Credit facility-related activity and share repurchases, offset in part, by proceeds from the issuance of $600 million aggregate principal amount of our 4.50% Senior Notes in the third quarter of 2020, net of the redemption of $400 million aggregate principal amount of our 4.875% Senior Notes. Credit facility and other borrowing-related activity, net, for the nine month period ended September 30, 2020 totaled $310 million of repayments, net of borrowings, as compared with $187 million for the nine month period ended September 30, 2019, for an increase in cash used in financing activities of approximately $124 million. Additionally, payments of finance lease obligations increased by $33 million for the nine month period ended September 30, 2020. Payments for repurchases of common stock totaled $120 million for the nine month period ended September 30, 2020, an increase of approximately $115 million as compared with the same period in the prior year. Payments of acquisition-related contingent consideration included within financing activities totaled $39 million for the nine month period ended September 30, 2020 as compared with $29 million for the same period in the prior year, for an increase of $10 million in cash used in financing activities. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $50 million and $30 million for the nine month periods ended September 30, 2020 and 2019, respectively. Payments for other financing activities, which relate to payments of financing costs for debt instruments, including early repayment premiums on the redemption of our 4.50% Senior Notes, totaled $11 million for the nine month period ended September 30, 2020, an increase of $6 million as compared with the same period in the prior year.
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
Issuance of 4.50% Senior Notes and Repurchase and Redemption of 4.875% Senior Notes
In August 2020, we issued $600 million aggregate principal amount of 4.50% Senior Notes due August 15, 2028 in a private offering and used a portion of the net proceeds to repurchase and redeem $400 million aggregate principal amount of our 4.875% Senior Notes. The remaining net proceeds from the 4.50% Senior Notes offering were primarily used to repay revolving loans under our Credit Facility. See Note 7 - Debt in the notes to the consolidated financial statements, which is incorporated by reference.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of September 30, 2020.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2020, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of September 30, 2020, we had $20 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 1.98% and a term loan with a balance of $400 million with an interest rate of 1.39%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $5 million for the nine month period ended September 30, 2020.
As of September 30, 2020, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes and $295 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.0%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 2% of our total revenue for the nine month period ended September 30, 2020. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations for the three or nine month periods ended September 30, 2020. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of September 30, 2020. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the U.S. economy and financial markets. The extent to which the COVID-19 pandemic could affect our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, governmental and business actions that have been and continue to be taken in response to the pandemic, including mitigation efforts such as "stay-at-home," "shelter-in-place," social distancing, travel restrictions and other similar orders, as well as the impact of the pandemic on the U.S. economy, global economic and market activity and actions taken in response, including from stimulus efforts such as the Families First Coronavirus Act and the CARES Act.
A public health epidemic or pandemic, such as the COVID-19 pandemic, poses the risk that we or our employees, customers and/or business partners may be prevented from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns or cancellations that may be mandated or requested by governmental authorities or others, or that the pandemic may otherwise interrupt or affect business activities. The COVID-19 pandemic has had a negative effect on our operations. While we expect this to continue during the remainder of 2020 and into early 2021 at least, it is currently unclear how long an economic recovery could take, and we cannot predict the extent or duration of potential negative effects on our operations. We have adjusted standard operating procedures within our business operations to ensure continued employee and customer safety and are continually monitoring evolving health guidelines as well as market conditions and responding to changes as appropriate. We cannot be certain, however, that these efforts will prevent further disruption due to effects of the pandemic on business and market conditions. Additionally, we could be exposed to increased risks and costs associated with workplace health claims. In light of the federal and state mandates implemented to control the spread of COVID-19, we have taken steps that allow certain administrative personnel to work remotely. Many of these measures are being deployed for the first time and, despite our implementation of information technology security measures, there is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely.
Disruptions in global economic activity as a result of the COVID-19 pandemic have had, and may continue to have, adverse effects across our end markets, particularly in the oil and gas sector, which has experienced significant volatility in oil prices and demand. Unfavorable market conditions, market uncertainty and/or economic downturns could continue to have a negative effect on demand for our customers’ services and/or the profitability of services. Our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects, which could reduce their capital spending and/or result in reduced demand for our services and/or delays or cancellations of current or planned future projects. Delay in the receipt of regulatory approvals due to pandemic-related disruptions could also affect project timing and activity levels. We could also incur incremental costs to operate in the current environment or experience lower levels of overhead absorption from a reduction in revenue, both of which could negatively affect our margins and profitability. Additionally, the economic and market disruptions resulting from COVID-19 could also lead to greater than normal uncertainty with respect to the realization of estimated amounts, including our estimates for backlog, revenue recognition, recoverability of goodwill, intangible assets and other investments and our provisions for credit losses. Our customers could seek to delay payments to us as a result of the pandemic’s financial effects on them, which could negatively affect our cash flows and liquidity. The ultimate extent, duration and impact of the COVID-19 pandemic is uncertain, the effects of which could be significant, and we cannot predict or quantify with any certainty the extent to which it could adversely affect our future financial condition, results of operations, liquidity, cash flows or the market price of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
July 1 through July 31	—	$—	—	$158,617,588
August 1 through August 31	456	$46.24	—	$158,617,588
September 1 through September 30	—	$—	—	$158,617,588
Total	456		—
(a)Reflects shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs.
(b)Includes $8.6 million available for repurchase under our December 2018 $100 million share repurchase program, which was publicly announced on December 21, 2018, and the full amount under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.	Description
4.1	Form of 4.50% Senior Notes due 2028, incorporated by reference to Exhibit A of Exhibit 4.2.
4.2
Indenture, dated August 4, 2020, by and among the Company, certain of the Company's subsidiaries and U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 4, 2020, and incorporated by reference herein.

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	October 29, 2020
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)