Form 10-K
period 2020-12-31
MASTEC INC
filed 2021-02-25
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
(Mark One)
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.5 billion, based on the closing price per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2020.

    There were 74,208,646 shares of common stock outstanding as of February 22, 2021.

    The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2021 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
These forward-looking statements are based on our current expectations. These statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:
•    market conditions, technological developments, regulatory or policy changes, including permitting processes and tax incentives that affect us or our customers’ industries;
•    the effect of federal, local, state, foreign or tax legislation and other regulations affecting the industries we serve and related projects and expenditures;
•the effect on demand for our services of changes in the amount of capital expenditures by our customers due to, among other things, economic conditions, including potential adverse effects of public health issues, such as the coronavirus outbreak on economic activity generally, the availability and cost of financing, and customer consolidation in the industries we serve;
•activity in the industries we serve and the impact on our customers’ expenditure levels caused by fluctuations in commodity prices, including for oil, natural gas, electricity and other energy sources;
•    our ability to manage projects effectively and in accordance with our estimates, as well as our ability to accurately estimate the costs associated with our fixed price and other contracts, including any material changes in estimates for completion of projects and estimates of the recoverability of change orders;
•the timing and extent of fluctuations in operational, geographic and weather factors affecting our customers, projects and the industries in which we operate;
•the highly competitive nature of our industry and the ability of our customers, including our largest customers, to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice under our contracts, and/or customer disputes related to our performance of services and the resolution of unapproved change orders;
•risks related to completed or potential acquisitions, including our ability to identify suitable acquisition or strategic investment opportunities, to integrate acquired businesses within expected timeframes and to achieve the revenue, cost savings and earnings levels from such acquisitions at or above the levels projected, including the risk of potential asset impairment charges and write-downs of goodwill;
•our dependence on a limited number of customers and our ability to replace non-recurring projects with new projects;
•the effect of state and federal regulatory initiatives, including costs of compliance with existing and potential future safety and environmental requirements, including with respect to climate change;
•risks associated with potential environmental issues and other hazards from our operations;
•    disputes with, or failures of, our subcontractors to deliver agreed-upon supplies or services in a timely fashion, and the risk of being required to pay our subcontractors even if our customers do not pay us;
•risks related to our strategic arrangements, including our equity investments;
•any exposure resulting from system or information technology interruptions or data security breaches;
•any material changes in estimates for legal costs or case settlements or adverse determinations on any claim, lawsuit or proceeding;
•    the adequacy of our insurance, legal and other reserves;
•the outcome of our plans for future operations, growth and services, including business development efforts, backlog, acquisitions and dispositions;
•our ability to maintain a workforce based upon current and anticipated workloads;
•    our ability to attract and retain qualified personnel, key management and skilled employees, including from acquired businesses, and our ability to enforce any noncompetition agreements;
•fluctuations in fuel, maintenance, materials, labor and other costs;

•    risks associated with volatility of our stock price or any dilution or stock price volatility that shareholders may experience in connection with shares we may issue as consideration for earn-out obligations or as purchase consideration in connection with past or future acquisitions, or as a result of other stock issuances;
•restrictions imposed by our credit facility, senior notes and any future loans or securities;
•    our ability to obtain performance and surety bonds;
•risks related to our operations that employ a unionized workforce, including labor availability, productivity and relations, as well as risks associated with multiemployer union pension plans, including underfunding and withdrawal liabilities;
•risks associated with operating in or expanding into additional international markets, including risks from fluctuations in foreign currencies, foreign labor and general business conditions and risks from failure to comply with laws applicable to our foreign activities and/or governmental policy uncertainty;
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

PART I
ITEM 1.    BUSINESS
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power generation, including from clean energy and renewable sources; pipeline infrastructure; electrical utility transmission and distribution; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended December 31, 2020, we had an average of approximately 18,000 employees and 420 locations. We offer our services primarily under the MasTec service mark. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Electrical Transmission and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. During the second quarter of 2020, we renamed our Power Generation and Industrial segment as the Clean Energy and Infrastructure segment to better represent the nature of the segment’s operations, end markets and customer characteristics. There was no change to the composition of the segment or its historical results.
Our Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, as well as infrastructure for utilities, among others. Our Clean Energy and Infrastructure segment primarily serves energy, utility and other end-markets through the installation and construction of power generation facilities, including from clean energy and renewable sources such as wind, solar and biomass, as well as various types of heavy civil and industrial infrastructure. We perform engineering, construction and maintenance services for pipelines and processing facilities for the energy and utilities industries through our Oil and Gas segment. Our Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Other segment includes certain equity investees, the services of which vary from those provided by our primary segments, as well as other small business units that perform construction and other services for a variety of international end-markets. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for segment related information and significant customer concentrations.
In this Form 10-K, “$” means U.S. dollars unless otherwise indicated.
Industry Trends
Our industry is composed of national, regional and local companies that provide services to customers in a range of industries. We believe the following industry trends affect demand for our services:
Opportunities in our Communications Segment
Significant advances in technology and rapid innovation in service offerings to data consumers continue to increase demand for faster and more reliable wireless and wireline/fiber communications network services. The amount of network data traffic is experiencing significant and accelerating levels of growth from increased usage of mobile devices, advancements in the “Internet of Things (IoT)” and a significant increase in the use of mobile and remote technologies in response to the COVID-19 pandemic, which has accelerated trends that were underway prior to the pandemic. Increased data usage is expected to significantly increase data traffic, resulting in the need for new and upgraded networks. Contributing to the increase in data usage are video and streaming technologies, ‘smart’ technologies, including ‘Smart City’ and ‘Smart Home’ applications, artificial intelligence and other advanced data services, including video surveillance, robotics, drones, digital health applications and autonomous vehicles, among others. Cisco Systems, Inc. (“Cisco”) predicts that broadband connection speeds in North America will more than double by 2023, from approximately 55 Mbps in 2018 to over 140 Mbps in 2023, according to its March 2020 Annual Internet Report, 2018-2023.
According to Deloitte & Touche LLP’s (“Deloitte”) 2021 Outlook for the US Telecommunications, Media and Entertainment Industry publication, in 2020, US telecommunications networks were key in driving changes in how people live, work and learn amidst the COVID-19 pandemic, and helped to mitigate the pandemic’s negative effects by keeping people and communities connected. The publication predicts that telecommunications providers will serve as the bedrock for the ability of businesses to recover and thrive in 2021 by continuing to enable new modes of communication. Telecommunications companies are projected to have an even larger role in shaping the future as next generation 5G wireless technology gains traction among both businesses and consumers. 5G, the next generation of wireless and fixed wireless network capacity, is expected to provide a platform for the IoT, which can be harnessed to drive innovation and improvements in healthcare, education, public safety, the development of Smart Cities, Smart Homes and Smart Farming, among many other applications. 5G is expected to provide businesses with significant real-time visibility, insight and control over assets, products and services, with the potential to transform how businesses operate and deliver new products and services.
In response to these growing opportunities, communications service providers (“CSPs”) are expanding, densifying and optimizing current wireless and wireline/fiber communications network capacity, while initiating a build-out of 5G infrastructure. Additionally, changes in CSPs, such as the T-Mobile acquisition of Sprint and the related creation of Dish Network as an additional nationwide CSP, are further accelerating the build-out of 5G infrastructure. An August 2019 Gartner, Inc. publication indicates that to achieve nationwide coverage levels, changes to the structure of the network architecture for 5G wireless communications will require a longer period of installation when compared to past generation changes in wireless infrastructure. In order to maintain performance standards as 5G is built-out, CSPs will need to undertake targeted strategic improvements to their 4G legacy networks by upgrading 4G core infrastructure alongside 5G deployment areas. Cisco, in its Annual Internet Report, predicts that 5G devices and connections will be over 10 percent of global mobile devices and connections by 2023. Large scale 5G deployments, which are expected over the next several years, will include additional and improved tower capacity, as well as deployment of numerous higher bandwidth small/micro cells, distributed antenna systems and fiber network expansion to densify network performance.
We believe that nationwide 5G tower deployments, along with the future impact of newly available C-band spectrum, deployment of small/micro cells and fiber network expansion by major carriers in support of 5G will lead to significant demand for 5G telecommunications infrastructure over multiple years. A December 2020 report by Grand View Research indicated that the global 5G infrastructure market is expected to expand at a compound annual growth rate of almost 60% from 2020 to 2027, and a September 2020 publication by Boston Consulting Group projects that U.S. telecommunications companies will invest over $250 billion to build 5G networks from 2020-2025. In August 2020, the Federal Communications Commission’s (the “FCC”) initiatives to speed deployment of 5G technology in the United States through the Facilitate America’s Superiority in 5G Technology, or “FAST” Plan, were upheld by the U.S. Court of Appeals. The FAST Plan is designed to make more spectrum available to the market and encourage implementation of and investment in 5G technology across the United States by streamlining regulatory processes and updating infrastructure policies. During 2019, the FCC completed its first set of high-band airwaves auctions to make spectrum available for 5G wireless, IoT and other advanced spectrum-based services and, in January 2021, the FCC completed a separate auction of significant mid-band 5G spectrum, making a portion of the C-band available in its largest mid-band spectrum auction to date, years ahead of schedule. According to the FCC’s release, this spectrum holds the potential to be prime spectrum for 5G services given its combination of geographic coverage and capacity.
Several initiatives designed to drive development of telecommunications and 5G infrastructure in rural areas are also underway. The Connect America Fund (“CAF”) program is designed to improve the quality and expand the availability of high-speed internet service in rural areas, and in January 2020, the FCC announced its Rural Digital Opportunity Fund (“RDOF”), which is a follow-up initiative to the CAF program. RDOF will make over $20 billion in funding available over the next 10 years to build and connect gigabit broadband speeds in unserved rural areas. Additionally, in October 2020, the FCC established the 5G Fund for Rural America, which will provide up to $9 billion in funding over the next decade to bring 5G wireless broadband connectivity to rural America.
The market for Smart City initiatives, in which cities use IoT technologies to collect and use insights gained from data to manage city assets, resources and services more efficiently, is a developing trend that is expected to accelerate due to the combination of increased data speeds and data capacity capabilities of wireless and wireline networks and developing IoT applications. To address the expected escalating demands for resources of so many residents living, working, driving and interacting with each other, cities are looking at ways to become ‘smarter’ and more efficient in responding to these needs, including through Smart City initiatives to address and improve traffic flow, public safety and energy efficiency. According to CTIA’s Smart Cities Playbook, smart lighting solutions have the potential to save more than $1 billion per year across the United States and smart traffic management systems have the potential to reduce congestion by 40% and save $100 million annually. According to a recent Axios article, cities are projected to invest over $8 billion in smart street lighting technologies over the next ten years. Forbes Magazine in 2019 estimated that two-thirds of cities globally are investing in Smart City technologies, including such technologies as Wi-Fi kiosks, smart lighting solutions, utility meters, smart traffic management systems, video sensors, weather sensors, drone sensors for public safety efforts and radio frequency identification sensors in the pavement. Global spending on Smart City initiatives is expected to total almost $125 billion in 2020, according to a February 2020 report by International Data Corporation.
Smart Home technologies represent a wide range of solutions for monitoring, controlling and automating functions in a home. These technologies are expected to benefit from the global rollout of 5G and improvements in Wi-Fi technologies, which are revolutionizing the delivery of IoT services. According to Mordor Intelligence’s Global Smart Home Market 2020-2025 report, the demand for smart home solutions is expected to increase significantly as consumers look to add smart home technologies such as connected cameras, video doorbells and security systems, energy management solutions and entertainment controls. Mordor Intelligence predicts that the Smart Home market will grow from approximately $80 billion in 2019 to approximately $224 billion in 2025. We believe that opportunities for installation and maintenance of both Smart City and Smart Home technologies will provide our install-to-the-home group opportunities for future growth, providing an offset to declining trends in subscribership for satellite TV.
We believe that we are well-positioned, as one of the largest providers of communications infrastructure services, to substantially benefit from the expected multi-year significant and broad opportunities in the telecommunications market as previously described.
Opportunities in our Clean Energy and Infrastructure Segment
Climate change initiatives and the desire to reduce carbon emissions continued to gain momentum in 2020, continuing the change in the mix of fuel sources used in energy generation toward cleaner and more sustainable energy sources. According to Deloitte’s Industry Outlooks 2021: Power, Utilities & Renewables report, businesses, states, cities and utilities continued to announce decarbonization plans in 2020, with many utilities and their customers announcing and accelerating plans to fully decarbonize over the next three decades. Demand for clean energy sources continues to grow, with renewables reporting rising levels of usage and capacity as well as declining costs. Potential new governmental and policy initiatives, including from the United States rejoining the Paris Agreement, could drive even further growth in renewable energy infrastructure. According to a January 2021 publication by BloombergNEF, global investment in low-carbon energy transition projects totaled $501 billion in 2020, a 9% increase from 2019, with renewables totaling $304 billion of the total global 2020 investment, for which wind and solar were the primary drivers.
Growing corporate initiatives for smaller, standalone distributed generation facilities, together with regulatory and other policy initiatives at the federal, state and municipal levels, have spurred demand for clean energy production from sustainable power sources, including electrical power production from renewable sources such as wind, solar and biomass. Currently, almost 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards (“RPS”) or renewable energy goals. States have created these standards to diversify their energy resources, promote domestic energy production and encourage economic development. According to Deloitte’s 2021 Renewable Energy

Industry Outlook, rising state renewable portfolio standards, increasing levels of corporate and residential demand, and improving economic competitiveness of renewable sources continue to be key drivers for their growth, with potential future federal policy initiatives, mandates and stimulus providing additional growth drivers. Renewable energy policies have helped to drive the U.S. market for wind, solar and other renewable energy sources. According to BloombergNEF’s January 2021 publication, U.S. investment in renewable energy capacity approximated $49 billion in 2020. In addition, growing efforts to address electric grid resiliency are expected to drive growth in renewables, as utilities and their customers increasingly consider renewable microgrids combined with energy storage solutions to support critical facilities.
In 2020, renewable energy production experienced record-high levels of penetration. The Department of Energy’s (“DOE”) Annual Energy Outlook 2021 projects that renewable electric generating technologies, such as wind and solar, are expected to represent 60% of new capacity additions through 2050 due to a combination of declining capital costs, expected increases in state RPS targets and current and potential tax incentives. Renewable power generation is expected to contribute over 40% of U.S. power generation capacity by 2050, with solar and wind projected at 47% and 34%, respectively, of the total renewable power generation mix in 2050. Advancing technologies and improvements in cost and scalability of renewable energy projects are making these energy sources increasingly viable.
As a result of the trends and factors discussed above, we expect a continued drive in demand for construction of renewable infrastructure in the coming years. In addition, we believe that replacement and repowering of existing wind turbines and foundations with next generation, higher efficiency turbines, as well as maintenance of aging wind farms, will provide increased opportunities for wind infrastructure projects.
We believe that industrial plant construction opportunities exist in a wide variety of industries, including in the renewable energy industry, as power companies explore ways to reduce their carbon footprint. The low price and environmental advantage of cleaner burning natural gas is expected to continue to drive demand for gas-fired electrical generating plants and conversions of coal-fired power plants to natural gas. A wide variety of industries may seek to expand, convert or construct new plants to take advantage of this economical, cleaner, lower cost and lower carbon fuel source. Biofuel and biomass as alternative fuel sources also present opportunities for the renewable energy market. Industrial facilities and power plants in the biofuels/biomass, food processing, natural gas and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.
We also provide heavy civil infrastructure construction services, including the construction and maintenance of buildings, roads, bridges, water/sewer systems and other civil infrastructure. We believe that initiatives to upgrade and replace aging infrastructure, along with potential governmental stimulus programs and other policy incentives, should lead to increased investment and future growth opportunities in this area.
We are one of the leading renewables contractors in North America, with expertise in wind, solar and biomass, as well as construction of industrial and other power plants and heavy civil infrastructure, and we expect to benefit from market trends in these industries.
Opportunities in our Electrical Transmission Segment
The U.S. electrical transmission and distribution infrastructure (the “grid”) is composed of a network of electric generating facilities, high voltage transmission lines, substations and distribution lines that bring power to homes and businesses. The grid will continue to require significant ongoing maintenance, upgrade and expansion to continue delivery of reliable and affordable power. This will include strengthening aging infrastructure, addressing future grid resiliency and modernization efforts (“Smart Grid”) and adapting to changing energy supply and distribution requirements. According to a December 2020 IBIS World report, U.S. industry revenue for construction and repair work on electric power transmission infrastructure is projected to approximate $40 billion in 2020. While overall industry activity in 2020 was negatively affected by restrictions associated with the COVID-19 pandemic, we expect future growth in electric transmission and distribution infrastructure from projects to digitize, modernize, harden and secure the grid against increasing levels of disruption from natural and man-made disasters, including extreme weather events, wildfires and potential cyber-attacks, as well as to address changing energy supply requirements and grid reliability.
Clean energy production trends are expected to lead to increased investment in electric infrastructure, with a changing fuel mix that is moving toward cleaner and more sustainable energy sources, such as natural gas and renewables. Deloitte’s 2021 Power and Utilities Industry Outlook reported intermittent record-high levels of renewable energy production in 2020. Additionally, the report indicated that many utilities and their customers announced plans in 2020 to fully decarbonize over the next three decades, with the effects of the COVID-19 pandemic helping to drive industry convergence toward energy transition. These trends, along with potential changes in governmental policy toward national net zero carbon emission targets, are expected to drive significant future investment in electric infrastructure. According to the DOE’s Annual Energy Outlook 2021, the percentage of U.S. electricity generated by renewable sources is expected to double to over 40% by 2050. Renewable electric generating technologies are expected to represent 60% of new capacity additions through 2050, with the balance coming almost entirely from natural gas. The expected growth in electrical power generation from renewable energy sources will require significant investment in transmission lines, as wind, solar and other renewable power generation resources are typically located in remote areas of the country, far from industrial users and major population centers. Growth in electrical power generation from renewable sources in the U.S. will also require grid updates to provide for storage of electricity from renewable energy sources and capabilities that can accommodate supply and demand for these new energy sources.
Future demand for electrical transmission and distribution infrastructure is also expected to result from ‘Smart Utility’ initiatives, which seek to address growing populations, environmental goals and the need to optimize resources, as well as electric vehicles, as consumers and automakers increasingly shift toward electric vehicle technologies.
According to the DOE’s Annual Energy Outlook 2021, approximately 760 net gigawatts of new electricity generating capacity are expected to be added in the U.S. through 2050, requiring significant investment in transmission and distribution by electric utility companies. We believe significant capital investment in the transmission and distribution system will continue to be required to meet the above-mentioned needs, and that we are well-positioned to benefit from these trends.

Opportunities in our Oil and Gas Segment
We are one of the largest pipeline contractors in North America, with a balanced portfolio of service offerings, including union and non-union services. Our pipeline offerings include the construction and maintenance of large diameter (“long-haul”) pipeline, midstream pipeline, gathering lines and related compressor, pumping stations and treatment plants, as well as gas utility distribution services and pipeline integrity maintenance, including replacement and rehabilitation of aging infrastructure.
Disruptions in economic activity as a result of the COVID-19 pandemic have reduced overall demand for fossil energy products, affecting commodity production and price levels, and negatively affecting demand for oil, natural gas and product pipeline construction activity. While we expect energy consumption and related demand to re-accelerate as the effects of the COVID-19 pandemic recede, the expected cost, time and complexity for the construction of new long-haul large diameter pipeline projects have increased due to regulatory, judicial and environmental challenges, as well as the impact of recent or future governmental actions. Despite these trends, our oil and gas pipeline backlog remains strong as of December 31, 2020, and we anticipate having significant long-haul construction project work in 2021, and likely into 2022, from existing long-haul pipeline project awards. The effect that the above mentioned trends may have on future long-haul large diameter project awards, or the timing of future project work, however, is uncertain.
We believe that energy commodity production in the United States will continue at elevated levels for the next several years, and that this will require additional investment in midstream pipeline construction, gathering lines and related compressor, pumping stations and treatment plants, as the sources of production change within and across multiple geographic areas, such as the Permian, Bakken and Marcellus/Utica basins. We also expect that natural gas power generation will remain a fuel of choice for both primary power generation and baseload backup power generation to support intermittent clean energy sources, and this trend will drive the growth of natural gas as a source of base load lower-carbon power generation, both in the U.S. and abroad. According to the DOE’s Annual Energy Outlook 2021, U.S. natural gas was the leading fuel type for electric power generation in 2020, representing 40% of total electric power generation, more than double the rates of both coal and hydroelectric power. We believe that trends in natural gas power generation will require continued construction of pipeline infrastructure to provide fuel safely and efficiently to these facilities. In addition, according to the DOE’s Short-Term Energy Outlook December 2020 report, the United States continues to be a net exporter of natural gas, and industry reporting indicates that demand for liquified natural gas (“LNG”) exports has risen substantially in recent years, driven in part by the easing of certain export regulations. This trend is expected to drive construction of pipeline infrastructure for the transport of LNG to coastal export facilities in North America. Additionally, we believe that gas utility distribution spending for replacement and rehabilitation of aging infrastructure will accelerate over the next several years due to regulatory, sustainability and safety concerns. Similarly, we expect that aging oil and natural gas pipeline infrastructure will increasingly require replacement lines and pipeline integrity services as our customers look to enhance the safety, productivity and lives of existing pipeline infrastructure.
We believe that the above-mentioned trends will support continued levels of future project activity across multiple service offerings we provide and that we are well-positioned to benefit from these trends.
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
Reputation for Reliable Customer Service and Technical Expertise. We have established a reputation for quality customer service and technical expertise. Our reputation gives us an advantage when competing for new work, both from existing and potential customers. In addition, we have broad capabilities and expertise in a wide variety of service offerings, including wireless, wireline/fiber and customer fulfillment activities, clean energy power generation, electrical utility, pipeline, heavy civil and industrial infrastructure.
North American Footprint. Including our predecessor companies, we have been in business for over 90 years and are one of the largest companies in the infrastructure construction services industry in North America, with approximately 420 locations and an average of 18,000 employees for the twelve month period ended December 31, 2020, operating primarily in the United States and Canada. We offer comprehensive end-to-end infrastructure services to our customers and believe that our experience, technical expertise, geographic reach, financial resources and size are important to our customers.
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
Sustainability
As a leading infrastructure construction services provider, we are committed to conducting our operations in a safe, diverse, inclusive and socially responsible manner that benefits our stakeholders, including our employees, customers, subcontractors, suppliers, investors and the communities in which we operate. Sustainability principles and practices are embedded within our strategy, risk management and day-to-day operations. We strive to be recognized as a company that achieves customer expectations safely, profitably and in a manner that is environmentally responsible, socially aware and rewarding for all our stakeholders. We strive to achieve these goals through an organizational structure that provides excellent service delivery; establishes a reputation of integrity within the communities in which we work; and provides our team members growth opportunities in an injury-free environment.
Sustainability Governance. We believe that sustainability is central to our mission and success. We have recently formalized sustainability as part of our Board of Directors’ oversight function. Our Nominating, Sustainability and Corporate Governance Committee oversees and periodically reviews our integration of corporate responsibility and sustainability, including environmental, social and governance principles, into our business strategy and decision-making processes. We also formalized our policies on Human and Labor Rights and Safety, Health and Environmental matters in 2020. Our Sustainability Framework, along with our updated Nominating, Sustainability and Corporate Governance Board Committee charter and the aforementioned policies can be found on our website at https://investors.mastec.com. No reference to our website or our website address in this report constitutes incorporation by reference of the information contained on the website and such information is not part of this report.
Stakeholder Engagement. Stakeholder engagement is a key element of our sustainability efforts and communications. We engage with our investors, employees, customers, subcontractors, suppliers and communities to understand the priority sustainability issues for our business. The feedback we receive from these engagement efforts informs our understanding of the issues most significant to our stakeholders. We seek to monitor these issues and effectively communicate with our stakeholders to strengthen these relationships.
Investing in a Sustainable Future
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
Renewables infrastructure. We are one of the largest renewables contractors in North America, having constructed a significant percentage of North America’s wind farms. Our clean energy and infrastructure group provides engineering, procurement and construction services and project management solutions to the power market, including for renewable energy power sources, such as wind, solar, biofuel, biomass, waste-to-energy (WtE) and biogas, cogeneration or combined heat and power projects and gas-fired power projects. We continue to invest in our renewable energy infrastructure business, which has grown significantly in the past few years to approximately 18% of our total revenue for the year ended December 31, 2020. We project that our renewables business will approximately double in size to 30% of our total revenue over the next several years. As interest in climate change solutions continues to increase, together with potential new governmental and policy initiatives, including from the United States rejoining the Paris Agreement, we anticipate continued strong growth opportunities in our renewables infrastructure business and we expect to continue to invest in this area to support and nurture this growth.
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
Communications infrastructure. We build wireless and wireline/fiber infrastructure that connects communities and improves communications infrastructure across our nation. Our projects incorporate cutting edge technological advances that improve speed, connectivity and bandwidth nationwide, including dense urban areas, and expand services into new areas, including rural communities. We are proud to be participating in the buildout and expansion of FirstNetTM, the nation’s first wireless official public safety network for first responders. We are also participating in the buildout of the nation’s 5G telecommunications infrastructure, helping to revolutionize telecommunications technologies. The faster speeds and reduced latency associated with 5G will serve as the foundation for transformative technological innovations, including Smart City and urbanization projects and advances in connected technologies, such as connected cars, healthcare, industrial applications and entertainment.
Pipeline infrastructure. Our state-of-the-art pipelines provide a lower carbon emission and environmentally safer transportation alternative for oil and gas products versus traditional truck and rail transport. Additionally, our natural gas pipeline construction services help our customers access and distribute cleaner burning natural gas throughout the United States, assisting in the transition from high carbon emission electricity sources to natural gas as a cleaner burning and lower carbon emission fuel source. Our pipeline integrity and replacement services help promote environmental and public safety while enhancing the safety, productivity and life of our customers’ assets.
Water pipelines. Our water pipeline services increase the efficiency of water used in energy field operations in an environmentally focused manner. We build expansive water pipeline networks, which allow for the recycling of water, thereby reducing freshwater requirements as well as the amount of water disposed. Additionally, the use of water pipelines reduces truck traffic, resulting in lower carbon emissions.
Environmental Stewardship
We believe that we all play a role in environmental stewardship. We help our customers find solutions to their environmental goals and requirements and are likewise committed to responsibly managing the environmental impacts of our operations. Our customers rely on our expertise with governmental and regulatory agencies to meet increasingly stringent regulatory requirements. Environmental matters are an integral part of our business planning and decision-making processes. Our corporate policies and Code of Business Conduct and Ethics require that all applicable environmental regulations and compliance requirements are met in the course of our operations. Our planning processes incorporate procedures to ensure compliance with all such laws and regulations.
Community and Social Matters
At MasTec, we are proud to serve the communities in which we operate. Partnering with our communities and our customers is fundamental to our business operations. We plan and act for the future, for the long-term good of our company, our customers and our communities. We are active in our local communities and participate in charitable giving, community outreach and community building programs, including disaster relief efforts for communities affected by hurricanes, flooding and similar events. We also have an unwavering commitment to our team members in times of need. In addition to community outreach programs, we seek to develop strong relationships with our local communities, businesses, subcontractors and suppliers.
Leadership and Governance
Integrity, honesty, and fairness are at the heart of our Company. Our leadership team and Board of Directors are committed to fostering a strong organizational culture built upon accountability, business and personal ethics, integrity and compliance. We believe that an ethical culture builds credibility and trust. We hold ourselves accountable to the highest standards of professionalism, and respect the opinions, ideas and perspectives of our team members, customers, subcontractors, suppliers and those in the communities we serve.
Management Structure and Shareholder Alignment. We seek to align the interests of our Board of Directors and management with those of our shareholders and stakeholders. We believe that an independent, well-diversified Board makes us a better corporate citizen, and we have a Board with racial, ethnic, gender and skill diversity.  We also believe that our separation of Chairman and CEO further enhances accountability and social responsibility. Our management team and our Board of Directors have significant ownership in MasTec’s common stock, which further aligns their interests with those of our other shareholders.  Our single class structure is grounded on the “one-share, one-vote” principle, which we believe is aligned with strong corporate governance standards. We have detailed governance procedures, including an Audit Committee Charter, a Compensation Committee Charter and a Nominating, Sustainability and Corporate Governance Committee Charter, as well as a comprehensive Code of Business Conduct and Ethics and Board of Director Governance Principles, all of which can be viewed on the “Investors” page of our website at MasTec.com.
Risk Mitigation Practices. We believe that responsible corporate governance requires great attention to potential business and other risks. As part of our corporate risk mitigation strategy, we regularly assess potential risks and hazards within our business and operations, including potential risks associated with climate change. Risk assessments are performed on an ongoing basis at both the organizational and at the project level. We also apply a risk-based approach with respect to cyber security, and we regularly evaluate cyber risks to properly safeguard our systems and business operations.
Strategy
The key elements of our business strategy are as follows:
Focus on Growth Opportunities. We believe that our end-markets offer multiple growth opportunities, and we expect continued spending by key customers in many of the industries we serve. We expect development of wireless and wireline/fiber infrastructure; development of clean energy infrastructure; expansion, maintenance and upgrades of electrical transmission capacity and the electrical distribution grid; oil and natural gas pipeline infrastructure, including pipeline integrity work; and heavy civil and industrial infrastructure construction projects to be areas of investment and opportunity in the coming years. We intend to use our broad geographic presence, technical expertise, financial and operational resources, customer relationships and full range of services to capitalize on these trends and grow our business.
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
Maintain Conservative Capital Structure. We evaluate our capital structure on an ongoing basis and have expanded our financial resources in recent years. We believe that we have sufficient capital resources to fund our planned operations. As of December 31, 2020, we had approximately $1.2 billion of borrowing availability under our revolving credit facility, with aggregate borrowing commitments of $1.75 billion under our senior secured credit facility and $600 million of 4.50% senior notes due 2028. We may consider opportunities to borrow additional funds, or to refinance, repurchase or retire outstanding debt or repurchase shares as part of our ongoing capital structure evaluation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Financial Condition, Liquidity and Capital Resources,” for details pertaining to our debt instrument and share repurchase activities.
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
Services
Our core services are the engineering, building, installing, maintaining and upgrading of infrastructure, primarily for communications, power generation, pipeline and utility customers. We provide similar services to each of these customers, including:
Build. We build infrastructure projects for customers across a range of industries. We specialize in building underground and overhead distribution systems, including trenches, conduits, cell towers, cable and power lines, which provide wireless and wireline/fiber communications; clean energy infrastructure, including renewable energy; natural gas, crude oil and refined product transport pipelines; electrical power generation, transmission and distribution systems; heavy industrial plants; compressor and pump stations and treatment plants; water and sewer infrastructure, including water pipelines; and other civil construction infrastructure.
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
Maintain and Upgrade. We offer 24 hour/365 days-a-year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities, networks and infrastructure, including communications, power generation, pipeline, electrical distribution and transmission and heavy civil infrastructure. We also provide emergency services for accidents or storm damage. Our upgrade work ranges from routine replacements and upgrades to major overhauls.
Customers
We have longstanding relationships with many customers, and often provide services under master service and other service agreements, which are generally multi-year agreements. Our master service agreements are typically exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is usually generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice. For each of the years ended December 31, 2020 and 2019, revenue derived from projects performed under master service and other service agreements totaled 36% of consolidated revenue, and in 2018, totaled 35%.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we expect to realize approximately 80% of our estimated year end 2020 backlog in 2021. The following table presents 18-month estimated backlog by reportable segment, as of the dates indicated:

Reportable Segment (in millions):	December 31, 2020	September 30, 2020	December 31, 2019
Communications	$3,806	$3,853	$4,228
Clean Energy and Infrastructure	1,025	891	1,289
Oil and Gas	2,486	2,413	1,929
Electrical Transmission	557	545	512
Other	—	0	1
Estimated 18-month backlog	$7,874	$7,702	$7,959
As of December 31, 2020, 45% of our backlog is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from the potential adverse effects of the COVID-19 pandemic on economic activity, and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference. As of December 31, 2020, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $3.1 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $0.2 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2021 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $1.7 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
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
Safety and Insurance/Risk Management
We have a proactive safety culture and we strive to instill and enforce safe work habits in our employees. Our employees are required to participate in training programs relevant to their employment, including all those required by law. We actively train our workforce in everyday safety practices and provide detailed guidelines that are required to be followed as work tasks are contemplated and completed. Training programs are tailored to an employee’s job function, responsibilities and level of experience and are designed in accordance with industry best practices and standards. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. Team members are responsible for preventing incidents, injuries and occupational illnesses, and our project leadership team is tasked with ensuring that projects are accomplished in a safe, productive, environmentally and quality-focused manner. Our business units have established robust safety programs to monitor and improve compliance with safety procedures and regulations, and through our risk management programs, we educate our staff, subcontractors and suppliers on safety matters. We also provide company-wide training where appropriate, including for information technology and cyber security, emergency preparedness and other potential workplace hazards, and workplace and employee awareness programs.
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
In addition to environmental laws and regulations, as a contractor, our operations are subject to various laws, including:
•    regulations related to worker safety and health, including those established by the Occupational Safety and Health Administration (“OSHA”) and state equivalents;
•regulations related to vehicle registrations, including those of the states and the U.S. Department of Transportation (“DOT”);
•    contractor licensing requirements;
•    permitting and inspection requirements; and
•    building and electrical codes.
We are also subject to numerous environmental laws, regulations and programs, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, laws governing emissions and discharges into the environment, including discharges into air, surface water, groundwater and soil, and programs related to the protection of endangered species and critical habitats. In particular, our oil and gas related activities require careful adherence to environmental regulations because such operations may have impacts on groundwater, surface waters and other environmentally sensitive areas. Similarly, our electrical transmission and distribution construction operations often require us to operate in remote areas involving environmentally sensitive habitats.
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
In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations. Our contracts with customers may also impose liabilities on us regarding environmental issues that arise through the performance of our services. From time to time, we may incur unanticipated and substantial costs and obligations related to environmental compliance and/or remediation matters.
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
Financial Information About Geographic Areas
We operate throughout North America, primarily in the United States and Canada. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference.
Human Capital Management
At MasTec, our employees are an integral part of our growth and success. MasTec began as a family business, and every member of the MasTec team is considered part of the MasTec family. The safety, health and welfare of our employees is at the heart of our operations. We are committed to diversity and inclusion in the workplace and value the diverse and varied perspectives and experiences of our employees. We believe that our commitment to our employees, together with our team culture, fosters an environment of strong employee engagement. When our employees are safe, healthy and engaged, we are most productive. We believe that our employees and our customers benefit from the collective and well-coordinated efforts that result from effective employee engagement, teamwork and collaboration, which, in turn, allows us to deliver the highest level of excellence to our stakeholders.
For the twelve month period ended December 31, 2020, we had an average of approximately 18,000 employees, of which approximately 1,700 were represented by unions or were subject to collective bargaining agreements. Approximately 97% of our employees are located in the U.S.

Safety. Safety is a core value at MasTec. It is a mindset that permeates all aspects of our operations, and an attitude that our employees exhibit, strongly and openly. We recognize the need of our workforce to have a safe workplace and are committed to maintaining a strong and sustainable safety culture within our organization. We continually evaluate our safety programs to protect our most important asset – our team members. For example, the COVID-19 pandemic presented unprecedented challenges in many parts of our business and operations, including with respect to keeping our employees safe. Accordingly, we have adjusted our standard operating procedures within our business operations to ensure employee and customer safety and are continually monitoring evolving health guidelines and responding to changes as appropriate. We have also developed human resource guidance to assist our employees.
We have a proactive safety culture, and our safety leadership structure is designed to create accountability within each of our businesses and at the corporate level, including continuously monitoring, reporting and addressing our key safety performance indicators. Our “Zero Harm” culture is fundamental to our goal of world class safety performance, and we work to instill safety values in every team member, such that safe behavior becomes instinctive and automatic. We strive continuously to improve our safety performance. We provide regular safety training and skill-level improvement programs and, through our risk management programs and other safety initiatives, we educate our staff, subcontractors and suppliers on safety matters. We have memberships and participate in numerous safety and other organizations that promote industry safety. Our safety performance is periodically recognized by our customers as well as by safety organizations.
Health and Wellness. Encouraging good health and following a healthy lifestyle is a MasTec philosophy. We encourage all our employees to take an active role in living a healthy lifestyle and offer wellness tools and resources to help achieve and maintain good health. We offer a comprehensive and flexible benefits program, including medical, dental, vision and prescription insurance, as well as access to telehealth services, which we expanded in 2020 in light of the COVID-19 pandemic to assist employees with medical and mental health matters. In addition, to help our employees build a financially secure future, we offer a 401(k) plan with matching benefits, an employee stock purchase plan, life and disability insurance plans and a flexible spending account to help employees cover medical expenses. We also offer employees support for personal and work-life issues, including health, legal and financial matters.
Professional and Career Development. We believe that professional development is essential to the success of our business, as it drives employee engagement and ensures that our team members have the requisite skills and training to deliver the highest level of excellence to our customers. We invest significant resources in education, certification, training programs, and other professional development opportunities, including apprenticeship- and leadership-oriented training programs, tuition reimbursement for qualified training programs, sponsored attendance at industry conferences, departmental and divisional leadership conferences, employee training centers and advancement opportunities within and across businesses and divisions. These programs are designed to create high performing teams, improve productivity, positively affect employee motivation and retention and further enhance career development opportunities. We believe that our team culture, along with competitive salary and benefits packages and our focus on employee training and career development, including opportunities for promotion and mobility within our organization, helps us to attract and retain a diverse and experienced workforce.
Diversity and Inclusion. At MasTec, we are committed to diversity and inclusion in the workplace and to fostering an environment where our employees can freely bring diverse perspectives and varied experiences to work. We seek to attract the best talent and foster a culture of inclusion, teamwork, support and empowerment where all talented individuals have access to opportunities and can achieve success. Our commitment to diversity, equality and inclusion, together with our culture of belonging allows us to recruit and retain highly talented employees so that we are able to deliver exceptional results to our customers. In 2020, 49% of our overall U.S. workforce and 43% of our U.S. management team was represented by women and minorities.
Certain of our businesses have incorporated the use of annual diversity assessments and goal setting targets to expand diversity within our management and employee teams, and we expect to continue in these efforts. We also have an extensive military veteran workforce, and actively engage in outreach programs tailored to military veterans.
Available Information
A copy of this Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the SEC. Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees and includes additional criteria that are applicable to our Chief Executive Officer and senior financial officers, and the charters for each of our Audit, Compensation, and Nominating, Sustainability and Corporate Governance Committees are also available on our website in the Investors section under the tab “Corporate Governance,” or may be obtained by contacting our Vice President of Investor Relations by phone at (305) 406-1815, or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and senior officers on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information is not part of this report. Our reports filed with the SEC may be accessed at the SEC’s website at www.sec.gov.
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

ITEM 1A.    RISK FACTORS
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. Additional risks and uncertainties not known to us or not described below could also negatively affect our operations. If any of the risks described below or other risks that are unknown to us were to occur, our business, financial condition, results of operations and cash flows could suffer, and/or the trading price of our common stock could decline. We also may not be able to achieve our goals or expectations. You should carefully consider the risks described below, together with all of the other information in this Form 10-K, including our Cautionary Statement Regarding Forward-Looking Statements described above.
Risks Related to the Industries We Serve
Changes to laws, governmental regulations and policies, including governmental permitting processes and tax incentives, could affect demand for our services. Additionally, demand for construction services depends on industry activity and expenditure levels, which can be affected by a variety of factors. Our inability or failure to adjust to such changes or activity could result in decreased demand for our services and adversely affect our results of operations, cash flows and liquidity.
The industries we serve are subject to effects of governmental regulation, climate change initiatives and political or social activism, any of which could result in reduced demand for our services, delays in timing of construction of projects, or cancellations of current or planned future projects. Many of our customers face stringent regulatory and environmental requirements and permitting processes, including governmental regulations and policies. Most of our communications customers are regulated by the FCC, and our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”), among others. In addition, our utility customers are regulated by state public utility commissions. These agencies or governments could change their interpretation of current regulations and/or may impose additional regulations, which could have an adverse effect on our customers, reduce demand for our services and adversely affect our results of operations, cash flows and liquidity. Our customers in the oil and gas industry could be adversely affected by regulatory initiatives or additional requirements, restrictions or legislation imposed by federal, state, local, or foreign governments. We build renewable energy infrastructure, including wind, solar and other renewable energy facilities, for which the development may be partially dependent upon federal tax credits, existing renewable portfolio standards and other tax or state incentives. Elimination of, or changes to, existing renewable portfolio standards, tax incentives or similar environmental policies could negatively affect demand for our services.
All of the above factors could result in fewer projects than anticipated or a delay in the timing of construction of these projects and the related infrastructure, which could negatively affect demand for our services, and have a material adverse effect on our results of operations, cash flows and liquidity.
Many of the industries we serve are highly competitive and subject to rapid technological and regulatory changes, as well as customer consolidation, any of which could result in decreased demand for our services and adversely affect our results of operations, cash flows and liquidity.
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
We derive a substantial portion of our revenue from customers in industries that are subject to rapid changes in technology, governmental regulation, changing consumer demands and consolidation. Technological advances in the markets we serve could render existing projects or technologies uncompetitive or obsolete, and/or our could alter our customers’ existing operating models. Our failure to rapidly adopt and master new technologies as they are developed or adapt to changing customer requirements could reduce demand for our services. Additionally, consolidation among our customers could result in the loss of customer revenue or could negatively affect customer demand for the services we provide and have a material adverse effect on our results of operations, cash flows and liquidity.
Unfavorable market conditions, market uncertainty, health outbreaks such as the COVID-19 pandemic, and/or economic downturns could reduce capital expenditures in the industries we serve or could adversely affect our customers, which could result in decreased demand or impair our customers’ ability to pay for our services.
Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy and the economies of the countries in which we operate. Unfavorable market conditions, market uncertainty, health outbreaks such as the COVID-19 pandemic, and/or economic downturns could have a negative effect on demand for our customers’ services or the profitability of their services. We continually monitor our customers’ industries and their relative health compared to the economy as a whole. Our customers may not have the ability to fund capital expenditures for infrastructure or may have difficulty obtaining financing for planned projects during economic downturns. Uncertain or adverse economic conditions or the lack of availability of debt or equity financing for our customers could reduce their capital spending and/or result in project cancellations or deferrals. Any of these conditions could materially and adversely affect our results of operations, cash flows and liquidity, and could add uncertainty to our backlog determinations.
The oil and gas markets have historically been volatile and are likely to continue to be volatile. Oil and gas prices are subject to large fluctuations in response to changes in supply and demand, including from disruptions in global economic activity as a result of the COVID-19 pandemic, demand for alternative energy sources and legislative and regulatory changes, including from climate change initiatives, as well as market uncertainty and a variety of other factors that are beyond our control. Demand for pipeline construction services is sensitive to the level of activity in the oil and gas industry as well as industrial and utility customer demand and regulatory constraints. Other economic factors can also negatively affect demand for our services, including economic downturns affecting our communications and customer fulfillment customers, if services are ordered at a reduced rate, or not at all. A decrease in demand for the services we provide from any of the above factors, among others, could materially and adversely affect our results of operations, cash flows and liquidity.
An impairment of the financial condition of one or more of our customers due to economic downturns, or due to the potential adverse effects of the COVID-19 pandemic on economic activity, could hinder their ability to pay us on a timely basis. In the past, we have incurred significant losses from customers who filed for bankruptcy or experienced financial difficulties following a general economic downturn, in which certain industry factors worsened the effect of the overall economic downturn on those customers. In difficult economic times, some of our clients may find it difficult to pay for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could negatively affect our cash flows and liquidity. Our results of operations, cash flows and liquidity could be materially and adversely affected if a client fails to pay us on a timely basis or defaults in making payments on a project for which we have devoted significant resources.
Risks Related to Our Business and Operations
Our failure to properly manage projects, or project delays, including those resulting from difficult work sites and environments, could result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.
Certain of our engagements involve large-scale, complex projects that may occur over extended time periods. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself, such as the timely deployment of appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones.
We perform work under a variety of conditions, including, but not limited to, challenging and hard to reach terrain and difficult site conditions. Performing work under such conditions can result in project delays or cancellations, potentially causing us to incur unanticipated costs, reductions in revenue or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk should actual site conditions vary from those expected. Some of our projects involve challenging engineering, procurement and construction phases, which may occur over extended time periods. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third-party, equipment and material delivery delays, permitting delays, schedule changes, delays from customer failure to timely obtain rights-of-way, weather-related delays, delays by subcontractors in completing their portion of projects and governmental, market and political or other factors, some of which are beyond our control and could affect our ability to complete a project as originally scheduled. In some cases, delays and additional costs may be substantial, and/or we may be required to cancel or defer a project and/or compensate the customer for the delay. We may not be able to recover any of such costs. Any such delays, cancellations, errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays or cancellations could also negatively affect our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.
We could also encounter project delays due to local opposition, including political and social activism, which could include injunctive actions or public protests related to the siting of our projects, and such delays could adversely affect our project margins. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost, or delays in the completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations, could result in large damage claims against us. Due to the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, damage claims could substantially exceed the amount we can charge for our associated services.
Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material adverse effect on our financial results.
We occasionally bring claims against project owners for additional costs that exceed the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. We could incur reduced profits, cost overruns or project losses if we fail to properly document the nature of change orders or claims or are otherwise unsuccessful in negotiating an expected settlement. These types of claims can often occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional costs, both direct and indirect, or from project or contract terminations. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse effect on our liquidity and financial results.
Additionally, we generally warrant the work we perform following substantial completion of a project. Warranty claims have historically not been material, but such claims could potentially increase. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.
We may not accurately estimate the costs associated with services provided under fixed price contracts, which could impair our financial performance. Additionally, we recognize revenue for certain projects using the cost-to-cost method of accounting; therefore, variations of actual results from our assumptions could reduce our profitability.
We derive a significant portion of our revenue from fixed price master service and other service agreements. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than what we estimated. We also enter into contracts for specific projects or jobs that require the installation or construction of an entire infrastructure system or specified units within an infrastructure system, many of which are priced on a fixed price or per unit basis. Our profitability will be reduced if actual costs to complete a project exceed our original estimates. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors could negatively affect these estimates, including changes in expected productivity levels, conditions at work sites differing materially from those anticipated at the time we bid on the contract and higher than expected costs of labor and/or materials. These variations, along with other risks inherent in performing fixed price contracts, could cause actual project results to differ materially from our original estimates, which could result in lower margins than anticipated, or losses, which could reduce our profitability, cash flows and liquidity.
In addition, we recognize revenue from fixed price contracts, as well as for certain projects pursuant to master and other service agreements, over time utilizing the cost-to-cost measure of progress, or the “cost-to-cost” method of accounting, under which the percentage of revenue to be recognized in a given period is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The cost-to-cost method, therefore, relies on estimates of total expected contract costs. Contract revenue and total contract cost estimates are reviewed and revised on an ongoing basis as the work progresses. Adjustments arising from changes in the estimates of contract revenue or costs are reflected in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions, judgment and experience, but are subject to the risks inherent in estimates, including unanticipated delays or technical complications, changes in job performance, job conditions and management’s assessment of expected variable consideration. Variances in actual results from related estimates on a large project, or on several smaller projects, could be material. The full amount of an estimated loss on a contract is recognized in the period such losses are determined. Any such adjustments could result in reduced profitability and negatively affect our results of operations.
We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers, or a reduction in their demand for our services, could impair our financial performance. In addition, many of our contracts, including our service agreements, do not obligate our customers to undertake any infrastructure projects or other work with us, and most of our contracts may be canceled on short or no advance notice.
Our business is concentrated among relatively few customers, and a substantial portion of our services are provided on a non-recurring, project-by-project basis. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers reduce the amount of business they provide to us. In addition, our results of operations, cash flows and liquidity could be negatively affected if we complete the required work on non-recurring projects and cannot replace them with similar projects. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies, Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for revenue concentration information.
We derive a significant portion of our revenue from multi-year master service and other service agreements. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. In addition, most of our contracts are cancelable on short or no advance notice, ranging from immediate cancellation to cancellation upon 180 days notice, even if we are not in default under the contract. This makes it difficult to estimate our customers’ demand for our services. A significant decline in the volume of work our customers request us to perform under these service agreements could negatively affect our results of operations, cash flows and liquidity.
Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on existing contracts that are re-bid. We could experience a reduction in revenue, profitability and liquidity if we fail to win a significant number of existing contracts upon re-bid, or, for services that are provided on a non-recurring basis, if we complete the required work under a significant number of projects and cannot replace them with similar projects. Additionally, from time to time, we enter into contracts that contain financing or other conditions that must be satisfied before we can begin work. Certain of these contracts may not result in revenue or profits if our customers are unable to obtain financing or to satisfy other conditions associated with such projects.
Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and is, therefore, an uncertain indicator of future operating results.
Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. A significant portion of our 18-month backlog is attributable to master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed under contracts for specific projects. Backlog amounts are determined based on estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have experienced postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.
Our business and operations, and the operations of our customers, may be adversely affected by epidemics or pandemics such as the COVID-19 pandemic.
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the U.S. economy and financial markets. The extent to which the COVID-19 pandemic could affect our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic and new information that may emerge concerning the severity and effect of COVID-19, the continued emergence of new strains of COVID-19, the development and availability of effective treatments and vaccines and the speed with which they are administered to the public. Additional factors include governmental and business actions that have been and continue to be taken in response to the pandemic, including mitigation efforts such as "stay-at-home," "shelter-in-place," social distancing, travel restrictions and other similar orders, as well as the impact of the pandemic on the U.S. economy, global economic and market activity and actions taken in response, including from governmental stimulus efforts.

A public health epidemic or pandemic, such as the COVID-19 pandemic, poses the risk that we or our employees, customers and/or business partners may be prevented from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns or cancellations that may be mandated or requested by governmental authorities or others, or that the pandemic may otherwise interrupt or affect business activities. While our business model has, thus far, proven resilient, the COVID-19 pandemic has had a negative effect on our operations, and we expect this to continue into at least early 2021. It is currently unclear how long an economic recovery could take, and we cannot predict the extent or duration of potential negative effects on our operations. We have adjusted standard operating procedures within our business operations to ensure continued employee and customer safety and are continually monitoring evolving health guidelines as well as market conditions and responding to changes as appropriate. We cannot be certain, however, that these efforts will prevent further disruption due to effects of the pandemic on business and market conditions. Additionally, we could be exposed to increased risks and costs associated with workplace health claims. To comply with health guidelines implemented to control the spread of COVID-19, we have incorporated work-at-home programs as appropriate for our administrative offices and, despite our implementation of information technology security measures, there is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely.
Disruptions in global economic activity as a result of the COVID-19 pandemic have had, and may continue to have, adverse effects across our end markets, particularly in the oil and gas sector, which has experienced significant volatility in oil prices and demand. Unfavorable market conditions and market uncertainty due to the COVID-19 pandemic could have a negative effect on demand for our customers’ services and/or the profitability of services. Our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects, which could reduce their capital spending and/or result in reduced demand for our services and/or delays or cancellations of current or planned future projects. Delay in the receipt of regulatory approvals due to pandemic-related disruptions could also affect project timing and activity levels. We could also incur incremental costs to operate in the current environment or experience lower levels of overhead absorption from a reduction in revenue, both of which could negatively affect our margins and profitability. Additionally, the economic and market disruptions resulting from COVID-19 could also lead to greater than normal uncertainty with respect to the realization of estimated amounts, including our estimates for backlog, revenue recognition, recoverability of goodwill, intangible assets and other investments and our provisions for credit losses. Our customers could seek to delay payments to us as a result of the pandemic’s financial effects on them, which could negatively affect our cash flows and liquidity. The COVID-19 pandemic or any other future pandemics could also precipitate or aggravate other risk factors presented in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations.
The ultimate extent, duration and impact of the COVID-19 pandemic is uncertain, the effects of which could be significant, and we cannot predict or quantify with any certainty the extent to which it could adversely affect our future financial condition, results of operations, liquidity, cash flows or the market price of our common stock.
We maintain a workforce based upon current and anticipated workloads. We could incur significant costs and reduced profitability from underutilization of our workforce if there is a significant reduction in the level of services we provide or if contract awards are delayed or not received.
Our estimates of future performance and results of operations depend, among other factors, on whether and when we receive new contract awards, which affect the extent to which we are able to utilize our workforce. The rate at which we utilize our workforce is affected by a variety of factors, including our ability to forecast the need for our services, which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects, our ability to manage attrition and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, professional knowledge and experience, these estimates may not be accurate and can frequently change based on newly available information. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size to our project needs. If an expected contract award is delayed or not received, we could incur costs resulting from underutilization of our workforce, redundancy of facilities, or from efforts to right-size our workforce and/or operations, which could reduce our profitability and cash flows.
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
In addition, accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in U.S. GAAP could have a material effect on our reported financial results, and the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls, which could have an adverse effect on our results of operations, cash flows and liquidity.
Our business is subject to operational risk, including from operational and physical hazards that could result in substantial liabilities and weaken our financial condition.
Our business is subject to operational hazards due to the nature of services we provide and the conditions in which we operate, including electricity, fires, explosions, mechanical failures and weather-related incidents. While we invest substantial resources in occupational health and safety programs, there can be no assurance that we will be able to mitigate all such hazards or avoid significant liability. Construction projects undertaken by us expose our employees to electrical lines, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These risks and hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services, government enforcement actions or regulatory penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if serious accidents or fatalities occur, or if our safety records were to deteriorate, we may be restricted from bidding on certain work or obtaining new contracts, and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover or an increase the costs of our projects or harm our ability to perform under our contracts or enter into new customer contracts, all of which could materially adversely affect our revenue, profitability and liquidity.
Our business is seasonal and affected by the spending patterns of our customers and timing of governmental permitting, as well as weather conditions and natural catastrophes, which exposes us to variations in quarterly results.
Some of our customers reduce their expenditures and work order requests towards the end of the calendar year. In addition, adverse weather conditions, particularly during the winter season, can affect our ability to perform outdoor services in certain regions. As a result, we generally experience reduced revenue in the first quarter of each calendar year. Natural catastrophes such as hurricanes or other severe weather, wildfires or flooding could affect our ability to perform outdoor services or utilize equipment and crews in affected regions. The effects of the COVID-19 pandemic and changes in governmental permitting could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions. These events, as well as other global and/or economic effects, could adversely affect demand for our services and our results of operations, cash flows and liquidity.
In the ordinary course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.
From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. We may also be subject to litigation in the normal course of business involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our joint venture partners, equity investments, customers or other third parties.
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
We rely on information, communications and data systems in our operations. Systems and information technology interruptions and/or data security breaches could adversely affect our ability to operate and our operating results or could result in harm to our reputation.
We are heavily reliant on information and communications technology, computer and other related systems in order to operate. We also rely, in part, on third-party software and information technology to run certain of our critical accounting, project management and financial information systems. From time to time, we experience system interruptions and delays. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to deploy software and hardware, gain access to, or effectively maintain and upgrade our systems and network infrastructure and/or take other steps to improve and otherwise protect our systems. In addition, our information technology and communications systems, including those associated with acquired businesses, and our operations could be damaged or interrupted by cyber-attacks and/or physical security risks. These risks include natural disasters, power loss, telecommunications failures, intentional or inadvertent user misuse or error, failures of information technology solutions, computer viruses, phishing attacks, social engineering schemes, malicious code, ransomware attacks, acts of terrorism and physical or electronic security breaches, including breaches by computer hackers, cyber-terrorists and/or unauthorized access to or disclosure of our and/or our employees’ or customers’ data. Furthermore, such unauthorized access or cyber-attacks could go unnoticed for some period of time.
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
While we have security, internal control and technology measures in place to protect our systems and network, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or other security failure, and someone obtains unauthorized access to our or our employees’ or customers’ information, our reputation could be damaged, our business may suffer and we could incur significant liability, or, in some cases, we may lose access to our business data. In the ordinary course of business, we have been targeted by malicious cyber-attacks, although our systems have been sufficiently resilient to prevent disruption of our operations; however, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, our current or future defenses may not be adequate to protect against new or revised techniques. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to investigate and mitigate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, while we maintain insurance policies that we consider to be adequate, our coverage may not specifically cover all types of losses or claims that may arise.
In addition, the unauthorized disclosure of confidential information and current and future laws and regulations governing data privacy may pose complex compliance challenges and/or result in additional costs. Failure to comply with such laws and regulations could result in penalties, fines and/or legal liabilities and/or harm our reputation. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements could require significant additional resources and/or cause us to incur significant costs, which could have an adverse effect on our results of operations and cash flows.
We regularly evaluate the need to upgrade, enhance and/or replace our systems and network infrastructure to protect our information technology environment, to stay current on vendor supported products and to improve the efficiency and scope of our systems and information technology capabilities. The implementation of new systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention, and/or causing delays or difficulties in transitioning to new systems. In addition, our system implementations may not result in productivity improvements at the levels anticipated. System implementation and/or any other information technology disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and remediation of any such disruptions could result in significant costs.
Our subcontractors and suppliers may fail, or be unable to, satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which could have a material adverse effect on our results of operations, cash flows and liquidity.
We depend on subcontractors to perform work for some of our projects. There is a risk that we could have disputes with subcontractors arising from, among other things, the quality and timeliness of the work they perform, customer concerns, or our failure to extend existing work orders or issue new work orders under a subcontracting arrangement. Our ability to fulfill our obligations as a prime contractor could be jeopardized if any of our subcontractors fail to perform the agreed-upon services on a timely basis and/or deliver the agreed-upon supplies. In addition, the absence of qualified subcontractors with whom we have satisfactory relationships could adversely affect our ability to perform under some of our contracts, or the quality of the services we provide. Additionally, in some cases, we pay our subcontractors before our customers pay us for the related services. We could experience a material decrease in profitability and liquidity if we pay our subcontractors for work performed for customers that fail to or delay paying us for the related work. Any of these factors could have a material adverse effect on our results of operations, cash flows and liquidity.
We also rely on suppliers, equipment manufacturers and lessors to obtain or provide the materials and equipment we require to conduct our operations. Any substantial limitation on the availability of suppliers or equipment, including from economic, regulatory or market conditions, could negatively affect our operations. Our results of operations, cash flows and liquidity could be adversely affected if we were unable to acquire sufficient materials or equipment to conduct our operations.
We may have additional tax liabilities associated with our domestic and international operations.
We are subject to income taxes in the United States and certain foreign jurisdictions. Management must exercise significant judgment in determining our provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of laws are issued or applied, and such changes could materially affect our tax provisions. The federal government signed various relief measures into law in 2020 in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which provides various tax relief and incentive measures, including provisions permitting the deferral and/or reduction of certain federal and payroll tax amounts. We have pursued certain of these relief provisions, which require significant judgments and estimates to be made. Our interpretations of these provisions could differ from those of the U.S. Treasury Department or the Internal Revenue Service (the “IRS”). The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations.
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
We could incur goodwill and intangible asset impairment charges, which could harm our profitability.
We have significant amounts of goodwill and intangible assets. We periodically review the carrying values of goodwill and intangible assets to determine whether such carrying values exceed their fair market values. Declines in the profitability of individual reporting units due to economic or market conditions or otherwise, as well as adverse changes in financial, competitive and other conditions, including declines in the operating performance of our reporting units or other adverse changes in the key valuation assumptions contributing to the estimated fair value of our reporting units, could adversely affect the estimated fair values of the related reporting units, which could result in an impairment of the recorded balances of goodwill or intangible assets. See Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional details.
We are self-insured against many potential liabilities.

We maintain insurance policies with respect to automobile liability, general liability, employer’s liability, worker’s compensation and other type of coverages. These policies are subject to high deductibles or self-insured retention amounts. We are effectively self-insured for substantially all claims because most claims against us do not exceed the deductibles under our insurance policies and there can be no assurance that our insurance coverages will be sufficient or effective under all circumstances, or against all claims or liabilities to which we may be subject, which could expose us to significant liabilities and materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, insurance liabilities are difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury, the determination of our liability in proportion to other parties’ liability, the number of incidents not reported and the effectiveness of our safety programs. If our insurance costs exceed our estimates of insurance liabilities, or if our insurance claims increase, or if our insurance coverage proves to be inadequate or becomes unavailable, we could experience increased exposure to risk and/or a decline in profitability and liquidity.
If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.
Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to efficiently operate our business and maintain productivity and profitability. At times of low unemployment, it can be difficult for us to find appropriately skilled and qualified personnel at affordable rates. We may be unable to hire and retain a sufficiently skilled labor force to support our operating requirements and growth strategy. Our labor and training expenses could increase as a result of a shortage in the supply of skilled personnel, which could adversely affect our profitability. Additionally, our business is managed by a number of key executive and operational officers, many of whom have extensive industry experience, and is dependent upon retaining and recruiting qualified management to execute our business strategy. Labor shortages, increased labor or training costs, or the loss of key personnel could materially adversely affect our results of operations, cash flows and liquidity.
The use of a unionized workforce and any related obligations could subject us to liabilities that could adversely affect our liquidity, cash flows and results of operations.
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
Substantially all of our union and collective bargaining agreements require us to participate with other companies in multiemployer pension plans. We may be subject to substantial liabilities in the event of a complete or partial withdrawal from, or upon termination of, an underfunded U.S.-registered multiemployer pension plan, which are governed by the Employee Retirement Income Security Act ("ERISA"), as amended. In addition, the Pension Protection Act of 2006, as amended, requires underfunded pension plans to improve their funding ratios within prescribed intervals, under which benefit reductions may apply and/or participating employers could be required to make additional contributions. If a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service can impose on the contributing employers a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency.
Based upon the information available to us from plan administrators as of December 31, 2020, several of the multiemployer pension plans in which we participate are underfunded and, as a result, we could be required to increase our contributions. The amount we may be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans. Although we do not have current plans to withdraw from any of the multiemployer pension plans in which we participate and are not aware of circumstances that would reasonably lead to material claims against us in connection with these plans, we could be assessed withdrawal liabilities, requirements to pay increased contributions and/or excise taxes in the future, any of which could adversely affect our cash flows, liquidity and results of operations.
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
Risks Related to Regulation and Compliance
Our operations could affect the environment or cause exposure to hazardous substances. In addition, our properties could have environmental contamination, which could result in material liabilities.
Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, polychlorinated biphenyls, fuel storage, air quality and the protection of endangered species. Certain of our current and historical construction operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. Additionally, some of our contracts require that we assume the environmental risk of site conditions and require that we indemnify our customers for any damages, including environmental damages, incurred in connection with our projects. We may be subject to claims under various environmental laws and regulations, federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean-up of soil, surface water, groundwater, and other media under laws such as the Comprehensive Environmental Response, Compensation and Liability Act. Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us, or contaminated sites that have always been owned or operated by third parties. For example, we own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks that may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. Liability may be imposed without regard to fault and may be strict and joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and we may be unable to obtain reimbursement from the parties that caused the contamination. The obligations, liabilities, fines and costs or reputational harm associated with these and other events could be material and could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We perform work in underground environments, which could affect the environment. A failure to comply with environmental laws could result in significant liabilities or harm our reputation, and new environmental laws or regulations could adversely affect our business.
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
New environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or result in new or increased liabilities that could have a material adverse effect on our results of operations, cash flows and liquidity. We may incur work stoppages to avoid violating these laws and regulations, or we may risk fines or other sanctions if we inadvertently violate these laws and regulations, which could adversely affect our business.
We are subject to risks associated with climate change.
In recent years, there has been an increased focus on climate change, greenhouse gas and other emissions and other potential damage to the environment caused by human activities. The potential effects of climate change on our operations is highly uncertain. Climate change may result in, among other things, an increase in extreme weather events, such as floods, hurricanes, wildfires, rising sea levels and limitations on water availability and quality. Extreme weather conditions could limit the availability of resources or increase the costs of our projects, or could cause projects to be delayed or canceled. Our operating results are significantly influenced by weather. Therefore, major changes in weather patterns could have a significant effect on our future operating results. We could experience project cancellations, reduced demand or reduced productivity if climate change results in a significant increase in adverse weather conditions in a given period, which could negatively affect our revenue and profitability.
Climate change could also affect our customers and the projects they award. Concerns about climate change could result in potential new regulations, regulatory actions or requirements to fund energy efficiency activities, any of which could negatively affect our customers, decrease the projects they award and decrease demand for our services, including for power projects, underground pipeline and other projects, or result in increased costs associated with our operations. Legislative and/or regulatory responses related to climate change could also affect the availability of goods, increase our costs or otherwise negatively affect our operations.
There are significant environmental regulations and policies under consideration or reconsideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change. For example, in January 2021, the new presidential administration announced its intentions that the United States would return to the 2015 Paris Agreement, among other initiatives. We cannot predict future changes to environmental regulations and policies, nor can we predict the effects that any conceivable changes would have on our business. The establishment of rules limiting greenhouse gas emissions could affect customer demand as well as our ability to perform construction services or to perform these services at current levels of profitability. For example, if new regulations were adopted regulating greenhouse gas emissions from sources such as cars and trucks, we could experience a significant increase in environmental compliance costs in light of our large fleet and the amount of construction machinery we own. New regulations may require us to acquire different equipment or change processes. The new equipment may not be available, or we may not be able to purchase or rent this equipment in a cost-effective manner. Compliance with any new laws or regulations regarding the reduction of greenhouse gases could result in significant changes to our operations and a significant increase in the cost of conducting our business. In addition, our reputation could suffer and/or we could experience a reduction in the amount of future work we are awarded if our operations are perceived to result in high greenhouse gas emissions or to otherwise pose environmental risks. Reductions in project awards, project deferrals, delays or cancellations, or increases in costs related to the effects of climate change, climate change initiatives or climate change regulations could have a material adverse effect on our results of operations, cash flows and liquidity.
Our failure to comply with the regulations of federal, state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.
OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future from violations of health and safety regulations, including, in extreme cases, criminal sanctions. Our customers could cancel existing contracts and not award future business to us if we were in violation of these regulations.

From time to time, we have received notice from the DOT that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. Our ability to service our customers could be damaged if we were not able to successfully resolve such issues, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.
Risks Related to Strategic Transactions and Foreign Operations
Acquisitions and strategic investments involve risks that could negatively affect our operating results, cash flows and liquidity and may not enhance shareholder value.
We have made, and may continue to make, strategic acquisitions and investments, including share repurchases. Acquisitions may expose us to operational challenges and risks, including the ability to profitably manage the acquired business or successfully integrate the operations, internal controls and procedures and financial reporting and accounting systems of the acquired business into our business; increased indebtedness and contingent earn-out obligations; the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or other unforeseen difficulties; the expense of integrating acquired businesses; the availability of funding sufficient to meet increased capital needs; diversion of management’s attention; and the ability to retain or hire qualified personnel required for expanded operations.
In addition, we may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of our lenders and therefore, may not be able to complete such acquisitions or strategic investments. We may pay for acquisitions or strategic investments with our common stock or with debt instruments, including convertible debt securities, which could dilute the ownership interests of our common shareholders, or we may decide to pursue acquisitions with which our investors may not agree. Borrowings or issuances of debt associated with these acquisitions could also result in higher levels of indebtedness, which could negatively affect our ability to service our debt within the scheduled repayment terms. In addition, in connection with most of our acquisitions, we agree to substantial future earn-out arrangements. To the extent we defer payment of an acquisition’s purchase price through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods.
Acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnifications granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset potential liabilities associated with acquired businesses. We may learn additional information about the businesses we have acquired that could materially adversely affect us, such as unknown or contingent liabilities, unprofitable projects and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We generally require that key management and former principals of the businesses we acquire enter into non-competition agreements in our favor. If we are unable, and the courts refuse to enforce the non-competition agreement entered into by such person or persons, we might be subject to increased competition. Failure to successfully manage the operational challenges and risks associated with, or resulting from, our acquisitions could adversely affect our results of operations, cash flows and liquidity.
Additionally, we have repurchased shares of our common stock in the past and may continue to do so in the future. We cannot provide assurance that any stock repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased such shares.
Our participation in strategic arrangements, including joint ventures and equity investments, exposes us to numerous risks.
We have certain strategic arrangements, including joint ventures and equity investments, which provide us the opportunity to combine our skills and resources with those of others to allow for the performance of particular projects for which we do not control the day-to-day operations. The success of these arrangements depends, in large part, on whether our partners satisfy their contractual and performance obligations. In certain of these arrangements, we and our partners are jointly and severally liable for liabilities and obligations of the entity or joint venture. If one of our partners fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the projects could be terminated, which could result in legal liability, harm our reputation and/or impair our ability to participate in future investment and project opportunities, all of which could adversely affect our results of operations, cash flows and liquidity. We also could be subject to a write-down of a portion or all of the net investment related to such arrangements. Market or other conditions, such as the inability of our investees to complete certain transactions, could subject us to a loss of some or all of the value of our investment. See Note 14 - Commitments and Contingencies and Note 4 - Fair Value of Financial Instruments in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information.
Our existing operations in international markets, or expanding into additional international markets, may not be successful and could expose us to risks, including failure to comply with the U.S. Foreign Corrupt Practices Act and/or similar anti-bribery laws, which could harm our business and prospects.
We derive a portion of our revenue from international markets, and we may further expand the volume of international services we provide, as well as the foreign geographic territories in which we operate. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for foreign revenue information. Our foreign operations are presently conducted primarily in Canada, but we have performed work in various other foreign countries, and the revenue we derive from, or the number of countries in which we operate, could expand in the future. Economic conditions, including those resulting from health outbreaks, wars, geopolitical shifts, civil unrest, acts of terrorism and other conflicts, or volatility in the global markets could adversely affect our foreign customers, their demand for our services and/or their ability to pay for our services. In addition, there are numerous risks inherent in conducting business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, including evolving consumer protection and data use and security standards, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate and reinvest earnings, political, economic and social conditions in foreign countries, tariffs and duties, and complex U.S. and foreign laws and treaties, including taxation laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to foreign customers or to operate our international businesses profitably, and our overall business and results of operations could be negatively affected by our foreign activities.
The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws, and our subcontractors, agents and others who work for us or on our behalf are expected to comply with the FCPA and other anti-bribery laws. There is no assurance that our employees and agents will comply with the FCPA, or that anti-bribery laws will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and/or intermediaries. We could incur severe criminal or civil penalties or other sanctions if we are found to be liable for FCPA violations, either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, which could have a material adverse effect on our reputation, business, results of operations and cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management.
Risks Related to Financing Our Business
We have a significant amount of debt, which could adversely affect our business, financial condition and results of operations or could affect our ability to access capital markets in the future. In addition, our debt contains restrictive covenants that may prevent us from engaging in transactions that might benefit us.
Our outstanding debt and debt service requirements could have significant consequences on our future operations, including: making it more difficult for us to meet our payment and other obligations; an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable; reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments, and limiting our ability to obtain additional financing for these purposes; subjecting us to the risk of increasing interest expense on variable rate indebtedness; limiting our flexibility in planning for, or reacting to changes in our business, the industries in which we operate and the general economy; and placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. Should we be unable to comply with the terms and covenants of our indebtedness, including our credit facility, we would be required to obtain consents from our bank group, modify our credit facility or other debt instruments or secure another source of financing to continue to operate our business, none of which may be available to us on reasonable terms or at all. A default could also result in the acceleration of our obligations. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.
Any of these factors could have an adverse effect on our business, financial condition and results of operations. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future, which can be subject to many factors, some of which are beyond our control. We cannot assure that our business will generate future cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. Our business is capital intensive, and if we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities could have terms that are unfavorable or could be highly dilutive. Our ability to obtain additional financing or to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time. Any of the above factors could adversely affect our results of operations, cash flows and liquidity.
In addition, regulatory changes and/or reforms, such as the phase-out of the London Inter-bank Offered Rate (“LIBOR”), which is expected to occur by June 30, 2023, could lead to additional volatility in interest rates for our variable rate debt and other unpredictable effects. While our material financing arrangements indexed to LIBOR have procedures for determining an alternative base rate, such alternative base rate could perform differently than the current LIBOR-indexed rate and could result in an increase in the cost of our variable rate indebtedness, which could negatively affect our results of operations and cash flows.
We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds could reduce availability under our credit facility.
Some of our contracts require performance and payment bonds. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds, which would reduce availability under our credit facility. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on projects that require bonding.
Risks Related to Our Common Stock
There may be future sales of our common stock or other dilution of our equity that could adversely affect the market price of our common stock and dilute your share ownership and could lead to volatility in our common stock price.
We are not restricted from issuing additional common stock. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145.0 million shares of common stock, of which approximately 74.2 million shares were outstanding as of December 31, 2020. We grow our business organically as well as through acquisition. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations. The issuance of additional shares of our common stock in connection with future acquisitions, financing transactions, share-based payment awards or other issuances of our common stock will dilute the ownership interest of our common shareholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.
The market price of our common stock has been, and may continue to be, highly volatile.
The market price of our common stock on the New York Stock Exchange has been volatile in recent years. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including: announcements of fluctuations in our operating results or the operating results of one of our competitors; market conditions in our customers' industries; capital spending plans of our significant customers; volatility in energy and fuel prices; announcements of new or terminated customers or contracts; announcements of acquisitions by us or our competitors; changes in recommendations or earnings estimates by securities analysts; announcements of share repurchase programs, or activity under existing repurchase programs; and issuances of our common stock or other securities, including in connection with acquisition or financing transactions.
In addition, the stock market has recently experienced significant volatility, which has sometimes been unrelated or disproportionate to operating performance. Volatility in the market price of our common stock could cause shareholders to lose some or all of their investment in our common stock.
A small number of our existing shareholders have the ability to influence major corporate decisions.
Jorge Mas, our Chairman, and José R. Mas, our Chief Executive Officer, beneficially owned approximately 24% of the outstanding shares of our common stock as of December 31, 2020. Accordingly, they are in a position to influence: the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets; the nomination of individuals to our Board of Directors; and a change in our control.
These factors may discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock.
Our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.
Certain provisions of our articles of incorporation, by-laws and the Florida Business Corporation Act could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares at a premium over the then market price of our common stock. For example, our Board of Directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our Board of Directors. Consequently, it will take at least two annual shareholder meetings to effect a change in control of our Board of Directors, which may discourage hostile takeover bids. In addition, our articles of incorporation authorize our Board of Directors, without further shareholder approval, to issue preferred stock. The issuance of preferred stock could also dilute the voting power of holders of our common stock, including the granting of voting control to others, which could delay or prevent an acquisition or change in control.
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

Holders. As of February 22, 2021, there were 1,686 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
Dividends. We have historically not paid cash dividends and do not currently anticipate paying a cash dividend. We intend to retain future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. The indenture governing our senior notes, as well as our credit agreements, contains covenants that may restrict our ability to make certain payments, including the payment of dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities. During the year ended December 31, 2020, we repurchased a total of 3,597,009 shares of our common stock under our share repurchase programs. See Note 11 - Equity in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional information pertaining to our share repurchase programs.
The following table provides information about repurchases of our common stock during the three month period ended December 31, 2020:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (b)
October 1 through October 31	—	$—	—	$158,617,588
November 1 through November 30	393	$53.85	—	$158,617,588
December 1 through December 31	—	$—	—	$158,617,588
Total	393		—
(a)Reflects shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs.
(b)As of December 31, 2020, the remaining amount available for share repurchases includes $8.6 million under our December 2018 $100 million share repurchase program, which was publicly announced on December 21, 2018, and the full amount under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020.

Performance Graph
The performance graph below compares the cumulative five year total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (“S&P 500”), and with that of our peer group, which is composed of Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Jacobs Engineering Group Inc. and Primoris Services Corporation. The graph assumes that the value of the investment in our common stock, as well as that of the S&P 500 and our peer group, was $100 on December 31, 2015 and tracks it through December 31, 2020. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index, and a Peer Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
MasTec, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.

As of December 31,	2015	2016	2017	2018	2019	2020
MasTec, Inc.	$100.00	$220.08	$281.65	$233.37	$369.16	$392.29
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Peer Group	$100.00	$142.08	$168.11	$130.37	$181.20	$257.66
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

	For the Years Ended December 31,
	2020 (a)	2019 (b)	2018 (c)	2017 (d)	2016
	(in millions, except per share amounts)
Statement of Operations Data
Revenue	$6,321.0	$7,183.2	$6,909.4	$6,607.0	$5,134.7
Costs of revenue, excluding depreciation and amortization	$5,270.9	$6,070.2	$5,939.3	$5,745.3	$4,442.1
Net income from continuing operations	$322.7	$394.1	$259.2	$348.9	$134.0
Net income attributable to MasTec, Inc.	$322.8	$392.3	$259.7	$347.2	$131.3
Earnings per share from continuing operations:
Basic	$4.43	$5.22	$3.30	$4.29	$1.63
Diluted	$4.38	$5.17	$3.26	$4.22	$1.61
(a)Our 2020 results include $5.6 million of pre-tax debt extinguishment losses. See Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional information.
(b)Our 2019 results include $3.3 million of pre-tax intangible asset impairment charges. See Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional information.
(c)Our 2018 results include $47.7 million of pre-tax goodwill impairment charges. See Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional information.
(d)Our 2017 results include a non-cash tax benefit of $120.1 million related to the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

	As of December 31,
	2020	2019	2018	2017	2016
	(in millions)
Balance Sheet Data
Working capital	$943.8	$954.4	$885.4	$888.5	$562.5
Property and equipment, net	$982.3	$905.8	$747.8	$706.5	$549.1
Total assets	$5,227.8	$4,997.0	$4,440.0	$4,066.6	$3,183.1
Total debt	$1,302.7	$1,432.5	$1,406.9	$1,368.6	$1,026.0
Total equity	$2,005.5	$1,791.7	$1,392.0	$1,433.4	$1,103.6

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
Impact of the COVID-19 Pandemic
The World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”) in the first quarter of 2020. The COVID-19 pandemic has disrupted business activities and significantly affected global economic conditions as federal, state and local governments imposed mitigation measures to address the public health crisis, including "stay-at-home," "shelter-in-place," social distancing, travel restrictions and other similar orders, resulting in workforce, supply chain and production disruptions, along with reduced demand and spending in many industry sectors, creating significant uncertainties in the U.S. and global economies. Restrictions have been enacted, lifted, and reenacted during 2020 and into 2021, and the possibility of future restrictions remains. The extent of such restrictions and/or how long an economic recovery could take is currently unclear. The extent to which the COVID-19 pandemic could affect our business, operations and financial results will depend upon numerous evolving factors that we may not be able to accurately predict, including the development and availability of effective treatments and vaccines and the speed with which they are administered to the public and the length and extent of the economic and market disruption.
Most of our construction services have been deemed essential under state and local pandemic mitigation orders and all of our business segments continue to operate. As our services have been deemed essential, our customers have generally directed us, where safe and possible, to maintain normal work schedules. Our business model has, thus far, proven resilient, and we continue to make efforts to adapt to the changing operational and economic environment resulting from the COVID-19 pandemic. Our top priority has been to take appropriate actions to protect the health and safety of our employees, customers and business partners. We have adjusted our standard operating procedures within our business operations to ensure employee and customer safety and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include implementation of specialized training programs, appropriate social distancing procedures and required use of personal protective equipment for our crew operations, as well as appropriate sanitation measures for key equipment and facilities. We have reduced non-essential business travel and incorporated work-at-home programs as appropriate for our administrative offices. For in-office operations, appropriate safety and social distancing measures have been incorporated. We have also developed human resource guidance to assist our employees. In certain locations where our operations have experienced challenges as a result of the pandemic, we are collaborating with our customers to minimize potential service disruptions and operational impacts.
The COVID-19 pandemic had a negative impact on our operations in 2020 and is expected to continue to affect our future business activities for an unknown period of time. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing, other mitigation measures or other factors, the health and availability of work crews or other key personnel, including subcontractors or supply chain disruptions, and/or delayed project start dates or project shutdowns or cancellations that may be mandated or requested by governmental authorities or others, all of which could result in lower revenue or higher operating costs and/or create lower levels of overhead cost absorption. We continue to actively monitor the effects of the COVID-19 pandemic on our operations and may take further actions, as necessary, that we determine to be in the best interests of our employees, customers, business partners and stakeholders, or as required by federal, state, or local authorities. Additionally, disruptions in economic activity as a result of the COVID-19 pandemic have had, and may continue to have, adverse effects across our end markets, particularly in the oil and gas sector. To the extent that future business activities are adversely affected by the pandemic, we intend to take appropriate actions designed to mitigate these impacts. Given the uncertainty regarding the magnitude and duration of the pandemic’s effects, we are unable to predict with specificity or quantify any potential future impact on our business, financial condition and/or results of operations.
The CARES Act, which provides for various tax relief and incentive measures, including provisions permitting the deferral and/or reduction of certain federal and payroll tax amounts, was signed into law in March 2020 in response to the COVID-19 pandemic. Under certain of the relief provisions of the CARES Act, we deferred approximately $59 million of payroll taxes for the year ended December 31, 2020, of which half are due by December 31, 2021, with the remainder due by December 31, 2022. Additionally, the Coronavirus Response and Relief Supplemental Appropriations Act (the “Coronavirus Relief Act”), which provides additional COVID-19 relief measures, was signed into law in December 2020. We will continue to evaluate the potential effects of the CARES Act, along with any potential effects of the Coronavirus Relief Act, on our financial position, results of operations and cash flows, and will continue to monitor all other available federal and other COVID-19 relief provisions to determine our qualification for, and the usefulness to us, of any such relief measures.
As of December 31, 2020, we maintained a strong balance sheet, have strong relationships with our banking partners and had ample liquidity totaling approximately $1.6 billion, comprising $1.2 billion of availability under our Credit Facility and $423 million of cash. We believe that our financial position, strong cash flows and operational strengths will enable us to manage the current challenges and uncertainties resulting from the COVID-19 pandemic. Our business operations typically generate significant cash flow, affording us the flexibility to invest strategically in our efforts to maximize shareholder value through mergers and acquisitions, share repurchases and capital expenditures. We are carefully managing liquidity and are monitoring any potential effects from the pandemic on our financial results, cash flows and/or working capital and intend to take appropriate actions in efforts to mitigate any impacts.
Business
See Item 1. “Business” for discussion pertaining to our business and reportable segments.
Recent acquisitions. During the year ended December 31, 2020, we completed five acquisitions. These acquisitions included the equity interests of two entities, one that specializes in heavy civil infrastructure that is included within our Clean Energy and Infrastructure segment, and one that specializes in utility service and telecommunications construction that is included within our Communications segment. We also acquired the assets of three entities, one that specializes in wireless telecommunications and one that specializes in install-to-the-home services, both of which are included within our Communications segment and one that specializes in electrical transmission services that is included within our Electrical Transmission segment. During the year ended December 31, 2019, we completed six acquisitions, one of which specializes in water infrastructure for pipeline companies and is included within our Oil and Gas segment, four of which are included within our Communications segment, including a wireline/fiber deployment construction contractor and a telecommunications company specializing in a broad range of end-to-end wireless telecommunications solutions, and one of which specializes in construction projects in the power industry and is included in our Clean Energy and Infrastructure segment. During the year ended December 31, 2018, we completed two acquisitions, including a construction management firm specializing in steel building systems and a wind turbine service company, both of which are included in our Clean Energy and Infrastructure segment. For additional information, see Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference.
Economic, Industry and Market Factors
In addition to the effects of the pandemic noted above, we closely monitor the effects of changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, including (i) changes to our customers’ capital spending plans, including any potential effects from public health issues, such as the recent COVID-19 pandemic; (ii) new or changing regulatory requirements or other governmental policy changes or political developments or uncertainty, including from changes in governmental permitting; (iii) economic, political or other market developments, including access to capital for customers in the industries we serve; (iv) changes in technology, tax and other incentives; and (v) mergers and acquisitions among the customers we serve. Fluctuations in market prices for oil, gas and other fuel sources and availability of transportation and transmission capacity can also affect demand for our services, in particular, on pipeline and energy generation construction projects. These fluctuations, as well as the highly competitive nature of our industry, can result in lower levels of activity and profit on the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
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
General and Administrative Expense. General and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits, insurance and risk management, legal, facilities, information technology services and executive functions. General and administrative expenses also include non-cash stock-based compensation expense, outside professional and accounting fees, expenses associated with information technology used in administration of the business, acquisition costs, including those related to acquisition integration, and, from time to time, certain restructuring charges.
Interest Expense, Net. Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs and other interest expense, including interest expense related to financing arrangements and mandatorily redeemable non-controlling interests. Interest expense is offset, in part, by interest earned on cash and other investments.
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
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:
•revenue and profitability on an overall basis, by reportable segment and for selected projects;
•revenue by customer and by contract type;
•costs of revenue, excluding depreciation and amortization; general and administrative expenses; depreciation and amortization; interest expense, net; other income or expense; and provision for income taxes;
•earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, as defined in our non-U.S. GAAP financial measures discussion following the “Comparison of Fiscal Year Results” section below;
•earnings per share and adjusted earnings per share, as defined in our non-U.S. GAAP financial measures discussion;
•days sales outstanding, net of contract liabilities and days payable outstanding;
•interest and debt service coverage ratios; and
•liquidity and cash flows.
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the potential future effects of the COVID-19 pandemic and other relevant global events. These estimates form the basis for making judgments about our operating results, including the results of construction contracts accounted for under the cost-to-cost method and the carrying values of assets and liabilities, that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors.
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

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the year ended December 31, 2020, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2019. Revenue recognized for the year ended December 31, 2020 as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $13.5 million.
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
As of December 31, 2020, we included approximately $51 million of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of December 31, 2020, these change orders and/or claims were primarily related to certain projects in our Electrical Transmission and Communications segments. We actively engage with our customers to complete the final approval process, and generally expect these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition, or adjust the fair values, of acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments, and are recorded to goodwill. Other revisions to these fair value estimates are reflected as income or expense, as appropriate. See Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference, for information pertaining to acquisition-related fair value adjustments.
Significant changes in the assumptions or estimates used in the underlying valuations, including the expected profitability or cash flows of an acquired business, could materially affect our operating results in the period such changes are recognized.
Goodwill and Indefinite-Lived Intangible Assets
We have goodwill and indefinite-lived intangible assets that have been recorded in connection with our acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. We perform our annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, and on a quarterly basis, we monitor these assets for potential indicators of impairment. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment, or one level below the operating segment, which is referred to as a component. We combine all of the components of our Electrical Transmission operating segment into one reporting unit. All of our other components each comprise one reporting unit.

Following is a summary of goodwill and indefinite-lived intangible assets by segment as of December 31, 2020:

	Communications	Clean Energy & Infrastructure	Oil and Gas	Electrical Transmission	Total
Goodwill (in millions)	$562.1	$152.7	$378.1	$150.1	$1,243.0
Percentage of total	45.2%	12.3%	30.4%	12.1%	100.0%
Indefinite-lived intangible assets (in millions)	$—	$34.5	$—	$—	$34.5
Percentage of total	—%	100.0%	—%	—%	100.0%
For the year ended December 31, 2020, we performed a qualitative assessment for our goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
Based on the results of the qualitative assessments for the year ended December 31, 2020, we performed quantitative testing for (i) three reporting units within our Oil and Gas operating segment and (ii) one reporting unit in the Communications segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, the potential effects of the COVID-19 pandemic, success rates on new project awards and levels of operating activity.
For the reporting units for which quantitative testing was performed, we estimated their fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of our reporting units and within our industry. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. Significant assumptions used in testing the reporting units included terminal values based on terminal growth rates of 2.5%, five to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 13.0% to 15.0%.
Based on the results of the quantitative assessment, the estimated fair values of the reporting unit within our Communications operating segment and the three reporting units within our Oil and Gas operating segment were determined to substantially exceed their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values.
As of December 31, 2020, we believe that the recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in future periods.
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies and Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional discussion.
Equity Investments
Our investment and strategic arrangements include equity interests in various business entities and participation in contractual joint ventures. Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment (“adjusted cost basis”). This impairment evaluation considers a variety of factors, including the earnings performance of the related investments and the economic environment and market conditions in which the investees operate. Significant changes in any of these factors could result in impairment charges in future periods.
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
Litigation and Contingencies
Accruals for litigation and contingencies are based on our assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, we reassess potential liabilities related to pending claims and litigation and may revise our previous estimates, which could materially affect our results of operations in a given period.
2021 Outlook
We believe that we are well-positioned to benefit from significant opportunities in each of our business segments. Please see Item 1 “Business - Industry Trends” for additional information on the outlook for the industries we serve and a detailed discussion of our market opportunities. Our 2021 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Form 10-K.
Comparison of Fiscal Year Results
The following table, which may contain slight summation differences due to rounding, reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the effect of recent acquisitions and certain other items, which are described in the comparison of results section below. In this discussion, “acquisition” results are defined as results from acquired businesses for the first twelve months following the dates of the respective acquisitions, with the balance of results for a particular item attributed to “organic” activity.

	For the Years Ended December 31,
	2020		2019		2018
Revenue	$6,321.0	100.0%	$7,183.2	100.0%	$6,909.4	100.0%
Costs of revenue, excluding depreciation and amortization	5,270.9	83.4%	6,070.2	84.5%	5,939.3	86.0%
Depreciation	258.8	4.1%	212.5	3.0%	192.3	2.8%
Amortization of intangible assets	38.9	0.6%	23.0	0.3%	20.6	0.3%
Goodwill and intangible asset impairment	—	—%	3.3	0.0%	47.7	0.7%
General and administrative expenses	319.2	5.0%	299.5	4.2%	287.3	4.2%
Interest expense, net	59.6	0.9%	77.0	1.1%	82.6	1.2%
Equity in earnings of unconsolidated affiliates	(29.7)	(0.5)%	(27.4)	(0.4)%	(23.9)	(0.3)%
Loss on extinguishment of debt	5.6	0.1%	—	—%	—	—%
Other (income) expense, net	(27.5)	(0.4)%	14.0	0.2%	(1.8)	(0.0)%
Income before income taxes	$425.2	6.7%	$510.9	7.1%	$365.3	5.3%
Provision for income taxes	(102.5)	(1.6)%	(116.8)	(1.6)%	(106.1)	(1.5)%
Net income	$322.7	5.1%	$394.1	5.5%	$259.2	3.8%
Net (loss) income attributable to non-controlling interests	(0.1)	(0.0)%	1.8	0.0%	(0.4)	(0.0)%
Net income attributable to MasTec, Inc.	$322.8	5.1%	$392.3	5.5%	$259.7	3.8%

We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Electrical Transmission and (5) Other. Management’s review of reportable segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described, following the comparison of results discussion below. The following table presents revenue, EBITDA and EBITDA margin by reportable segment for the periods indicated (dollar amounts in millions):

	For the Years Ended December 31,
	Revenue			EBITDA and EBITDA Margin
Reportable Segment:	2020	2019	2018	2020		2019		2018
Communications	$2,512.2	$2,618.8	$2,556.8	$270.1	10.7%	$208.8	8.0%	$290.4	11.4%
Clean Energy and Infrastructure	1,526.9	1,034.3	665.0	80.4	5.3%	40.1	3.9%	40.4	6.1%
Oil and Gas	1,789.8	3,117.2	3,288.7	510.9	28.5%	634.2	20.3%	451.6	13.7%
Electrical Transmission	506.5	413.9	397.3	14.9	2.9%	29.5	7.1%	10.5	2.6%
Other	0.6	0.2	3.5	30.7	NM	26.5	NM	24.4	NM
Eliminations	(15.0)	(1.2)	(1.9)	—	—	—	—	—	—
Corporate	—	—	—	(124.5)	—	(115.7)	—	(156.4)	—
Consolidated Results	$6,321.0	$7,183.2	$6,909.4	$782.5	12.4%	$823.4	11.5%	$660.8	9.6%
NM - Percentage is not meaningful
Comparison of Years Ended December 31, 2020 and 2019
Revenue. For the year ended December 31, 2020, consolidated revenue totaled $6,321 million as compared with $7,183 million in 2019, a decrease of $862 million, or 12%. Revenue increases in our Clean Energy and Infrastructure segment of $493 million, or 48%, and in our Electrical Transmission segment of $93 million, or 22%, were offset by decreases in revenue in our Oil and Gas segment of $1,327 million, or 43%, and in our Communications segment of $107 million, or 4%. Acquisitions contributed $230 million in revenue for the year ended December 31, 2020 and organic revenue decreased by approximately $1,092 million, or 15%, as compared with 2019.
Communications Segment. Communications revenue was $2,512 million in 2020, as compared with $2,619 million in 2019, a decrease of $107 million, or 4%. Acquisitions contributed $156 million of revenue for the year ended December 31, 2020 and organic revenue decreased by approximately $262 million, or 10%, as compared with 2019. The decrease in organic revenue was primarily driven by a decrease in install-to-the-home and wireless revenue, including from the effects of the COVID-19 pandemic, offset, in part, by higher levels of wireline/fiber revenue.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $1,527 million in 2020, as compared with $1,034 million in 2019, an increase of $493 million, or 48%. Organic revenue increased by approximately $418 million, or 40%, as compared with 2019, and acquisitions contributed $74 million of revenue for the year ended December 31, 2020. The increase in organic revenue was driven primarily by higher levels of clean energy project activity.
Oil and Gas Segment. Oil and Gas revenue was $1,790 million in 2020, as compared with $3,117 million in 2019, a decrease of approximately $1,327 million, or 43%. The expected decrease was primarily due to lower levels of project activity and mix, including the effects of regulatory disruptions on certain pipeline construction activity.
Electrical Transmission Segment. Electrical Transmission revenue was $507 million in 2020, as compared with $414 million in 2019, an increase of $93 million, or 22%, due primarily to higher levels of project activity and timing.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, decreased by $799 million, or 13%, to $5,271 million in 2020 from $6,070 million in 2019. Lower levels of revenue contributed a decrease in costs of revenue, excluding depreciation and amortization, of $729 million, and improved productivity contributed a decrease of approximately $71 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 110 basis points, from 84.5% of revenue in 2019 to 83.4% of revenue in 2020. The basis point decrease was primarily due to project efficiencies, close-outs and mix across multiple segments, net, offset, in part by lower levels of revenue and increased costs related to the COVID-19 pandemic.
Depreciation. Depreciation was $259 million, or 4.1% of revenue in 2020, as compared with $212 million, or 3.0% of revenue in 2019, an increase of $46 million, or 22%. Acquisitions contributed $7 million of depreciation for the year ended December 31, 2020 and organic depreciation increased by $39 million due to capital spending in support of expected future levels of activity. As a percentage of revenue, depreciation increased by approximately 110 basis points due, in part, to lower levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $39 million, or 0.6% of revenue in 2020, as compared with $23 million, or 0.3% of revenue, for the same period in 2019, an increase of $16 million, or 69%. Acquisitions contributed $11 million of intangible asset amortization for the year ended December 31, 2020. As a percentage of revenue, amortization of intangible assets increased by approximately 30 basis points due, in part, to lower levels of revenue, as well as the effects of acquisitions and a change in amortization policy for certain intangible assets. See Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional information.
Goodwill and intangible asset impairment. We did not incur goodwill or intangible asset impairment in 2020. In 2019, we incurred $3 million of goodwill impairment related to a reporting unit in our Oil and Gas segment. For additional details, see Note 3 - Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference.
General and administrative expenses. General and administrative expenses were $319 million or 5.0% of revenue in 2020, as compared with $300 million, or 4.2% of revenue in 2019, an increase of $20 million, or 7%. Acquisitions contributed approximately $15 million of general and administrative expenses for the year ended December 31, 2020. Excluding the effects of acquisitions, administrative expenses increased by approximately $5 million as compared with 2019, primarily due to the effect of timing of legal, arbitral and settlement matters and provisions for potential credit losses, offset, in part, by reductions in compensation, travel and professional fee expense. General and administrative expenses as a percentage of revenue increased by approximately 90 basis points as compared with 2019 due to a combination of lower levels of revenue and higher overall general and administrative expenses, as described above.
Interest expense, net. Interest expense, net of interest income, was $60 million, or 0.9% of revenue in 2020, as compared with $77 million, or 1.1% of revenue in 2019, for a reduction of $17 million, or 23%. The decrease in interest expense, net, related primarily to a reduction in interest expense from credit facility activity as well as a decrease in discount charges on financing arrangements for trade receivables, offset, in part, by an increase in interest expense on senior notes and mandatorily redeemable non-controlling interests, as well as the effect of a 2019 arbitration award, under which we recovered $5 million in interest costs. Interest expense from credit facility activity decreased by approximately $22 million as compared with the same period in the prior year due to a combination of lower interest rates and lower average balances. Interest expense on senior notes increased in 2020 due to the third quarter 2020 issuance of $600 million aggregate principal amount of 4.50% Senior Notes, offset by the redemption of $400 million aggregate principal amount of 4.875% Senior Notes.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the year ended December 31, 2020, equity in earnings from unconsolidated affiliates totaled $30 million, as compared with $27 million in 2019, and related primarily to our investments in the Waha JVs, and to a lesser extent, to investments in certain telecommunications entities.
Loss on extinguishment of debt. We incurred a loss on debt extinguishment of approximately $6 million for the year ended December 31, 2020 in connection with the third quarter 2020 repurchase and redemption of our 4.875% Senior Notes, composed of approximately $3 million of early repayment premiums and $2 million from the write-off of unamortized deferred financing costs.
Other (income) expense, net. Other (income) expense, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, certain legal/other settlements and gains or losses from changes to estimated earn-out accruals. Other income, net, was $27 million in 2020, as compared with other expense, net, of $14 million in 2019. For the year ended December 31, 2020, other income, net, included approximately $16 million of gains on sales of equipment, net, and $12 million, net, of other income, including from certain investments and strategic arrangements, partially offset by $2 million of expense from changes to estimated earn-out accruals, net. For the year ended December 31, 2019, other expense, net, included $51 million of expense from changes to estimated earn-out accruals, net, offset, in part, by $19 million of other income from an arbitration award, $14 million of gains on sales of equipment, net, and $3 million of other income, including from the settlement of an investment and gains on sales of other assets.
Provision for income taxes. Income tax expense was $102 million in 2020, as compared with $117 million in 2019. Pre-tax income decreased to $425 million for the year ended December 31, 2020 from $511 million in 2019. The decrease in income tax expense from lower pre-tax income was offset, in part, by a higher effective tax rate, which increased to 24.1% for the year ended December 31, 2020 from 22.9% in 2019. Income tax expense in 2020 included a benefit of approximately $10 million related to the release of certain valuation allowances on Canadian deferred tax assets that were no longer necessary, as well as the benefit of adjustments from the finalization of our 2019 tax returns. Income tax expense in 2019 included the favorable effects of reduced foreign earnings, the recognition of approximately $4 million of excess tax benefits from share-based awards, adjustments from the finalization of our 2018 tax returns and the effects of tax rate changes.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $270 million, or 10.7% of revenue in 2020, as compared with $209 million, or 8.0% of revenue in 2019, an increase of $61 million, or 29%. As a percentage of revenue, EBITDA increased by approximately 280 basis points, or $70 million, due primarily to project efficiencies and mix. The increase in EBITDA from improved EBITDA margins was offset, in part, by the negative effect from lower levels of revenue, which contributed a decrease in EBITDA of approximately $8 million.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $80 million, or 5.3% of revenue, in 2020, as compared with $40 million, or 3.9% of revenue in 2019, for an increase in EBITDA of $40 million, or 100%. As a percentage of revenue, segment EBITDA increased by approximately 140 basis points, or $21 million, due primarily to a combination of improved project efficiencies, close-outs and mix. Higher levels of revenue contributed an increase in EBITDA of approximately $19 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $511 million, or 28.5% of revenue in 2020, as compared with $634 million, or 20.3% of revenue in 2019, a decrease of approximately $123 million, or 19%. Lower levels of revenue contributed a decrease in EBITDA of $270 million, whereas improved productivity contributed an increase of approximately $147 million. EBITDA margins increased by approximately 820 basis points, due primarily to improved project efficiencies, close-outs and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $15 million, or 2.9% of revenue in 2020, as compared with $30 million, or 7.1% of revenue in 2019, a decrease in EBITDA of approximately $15 million, or 49%. As a percentage of revenue, EBITDA decreased by approximately 420 basis points, or $21 million, due primarily to reduced project efficiencies, close-outs and mix. Higher levels of revenue contributed an increase in EBITDA of approximately $7 million.
Other Segment. EBITDA from Other businesses totaled $31 million and $27 million for the years ended December 31, 2020 and 2019, respectively, an increase of approximately $4 million, or 16%. Other segment EBITDA related primarily to equity in earnings from our investment in the Waha JVs.
Corporate. Corporate EBITDA was negative $125 million in 2020 as compared with EBITDA of negative $116 million in 2019, for a decrease in EBITDA of approximately $9 million. Corporate EBITDA in 2020 included approximately $6 million of debt extinguishment losses and $2 million of expense from changes to estimated earn-out accruals, net, partially offset by approximately $11 million of income, net, from certain investments and strategic arrangements. Corporate EBITDA in 2019 included $51 million of expense from changes to estimated earn-out accruals, net, and $3 million of intangible asset impairment related to changes in expected customer pre-qualification assets, partially offset by approximately $25 million of income and recovery of costs from a second quarter 2019 arbitration award and $2 million of other income, including from the settlement of an investment. Excluding the effects of these items, other corporate expenses for the year ended December 31, 2020 increased by approximately $39 million as compared with the prior year, primarily due to the effects of legal and settlement matter timing and share-based compensation expense, partially offset by a reduction in travel expense and professional fees.
Comparison of Years Ended December 31, 2019 and 2018
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2019 and 2018” of the Company’s 2019 Annual Report on Form 10-K (“the 2019 Form 10-K”) for a comparison of results for the years ended December 31, 2019 and 2018, which discussion is incorporated herein by reference.
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

	For the Years Ended December 31,
EBITDA Reconciliation:	2020		2019		2018
Net income	$322.7	5.1%	$394.1	5.5%	$259.2	3.8%
Interest expense, net	59.6	0.9%	77.0	1.1%	82.6	1.2%
Provision for income taxes	102.5	1.6%	116.8	1.6%	106.1	1.5%
Depreciation	258.8	4.1%	212.5	3.0%	192.3	2.8%
Amortization of intangible assets	38.9	0.6%	23.0	0.3%	20.6	0.3%
EBITDA	$782.5	12.4%	$823.4	11.5%	$660.8	9.6%
Non-cash stock-based compensation expense	21.9	0.3%	16.4	0.2%	13.5	0.2%
Loss on extinguishment of debt	5.6	0.1%	—	—%	—	—%
Goodwill and intangible asset impairment	—	—%	3.3	0.0%	47.7	0.7%
Project results from non-controlled joint venture	—	—%	—	—%	(1.0)	(0.0)%
Adjusted EBITDA	$810.0	12.8%	$843.2	11.7%	$721.0	10.4%

A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment for the years indicated is as follows:

	For the Years Ended December 31,
	2020		2019		2018
EBITDA	$782.5	12.4%	$823.4	11.5%	$660.8	9.6%
Non-cash stock-based compensation expense	21.9	0.3%	16.4	0.2%	13.5	0.2%
Loss on extinguishment of debt	5.6	0.1%	—	—%	—	—%
Goodwill and intangible asset impairment	—	—%	3.3	0.0%	47.7	0.7%
Project results from non-controlled joint venture	—	—%	—	—%	(1.0)	(0.0)%
Adjusted EBITDA	$810.0	12.8%	$843.2	11.7%	$721.0	10.4%
Reportable Segment:
Communications	$270.1	10.7%	$208.8	8.0%	$290.4	11.4%
Clean Energy and Infrastructure	80.4	5.3%	40.1	3.9%	40.4	6.1%
Oil and Gas	510.9	28.5%	634.2	20.3%	451.6	13.7%
Electrical Transmission	14.9	2.9%	29.5	7.1%	10.5	2.6%
Other	30.7	NM	26.5	NM	23.4	NM
Corporate	(97.0)	—	(95.9)	—	(95.3)	—
Adjusted EBITDA	$810.0	12.8%	$843.2	11.7%	$721.0	10.4%
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

	For the Years Ended December 31,
	2020		2019		2018
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$322.7	$4.38	$394.1	$5.17	$259.2	$3.26
Adjustments:
Non-cash stock-based compensation expense	21.9	0.30	16.4	0.22	13.5	0.17
Amortization of intangible assets	38.9	0.53	23.0	0.30	20.6	0.26
Loss on extinguishment of debt	5.6	0.08	—	—	—	—
Goodwill and intangible asset impairment	—	—	3.3	0.04	47.7	0.60
Project results from non-controlled joint venture	—	—	—	—	(1.0)	(0.01)
Total adjustments, pre-tax	$66.4	$0.90	$42.8	$0.56	$80.8	$1.01
Income tax effect of adjustments (a)	(15.2)	(0.21)	(13.2)	(0.17)	(10.5)	(0.14)
Statutory tax rate effects (b)	2.5	0.03	(7.8)	(0.10)	(12.8)	(0.16)
Adjusted non-U.S. GAAP measure	$376.4	$5.11	$415.9	$5.46	$316.7	$3.98
(a)     Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, which for the years ended December 31, 2020, 2019 and 2018, included net tax benefits of $0.5 million, $3.9 million and $1.6 million, respectively, from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effect on pre-tax income. For the years ended December 31, 2020, 2019 and 2018, our consolidated effective tax rates, as reported, were 24.1%, 22.9% and 29.0%, respectively, and as adjusted, including the effects of intangible asset amortization, as discussed above, were 23.4%, 24.9%, and 29.0%, respectively.
(b)    For the year ended December 31, 2020, includes the effect of changes in state tax rates and for the year ended December 31, 2019, includes the effects of changes in Canadian provincial statutory tax rates, as well as changes in state tax rates. For the year ended December 31, 2018, relates primarily to the effects of the 2017 Tax Act.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, earn-out obligations, equity investment funding requirements, debt service and income taxes. We also evaluate opportunities for strategic acquisitions, investments and other arrangements from time to time, and we may consider opportunities to borrow additional funds, which may include borrowings under our Credit Facility or debt issuances, or to refinance or retire outstanding debt, or repurchase additional shares of our outstanding common stock in the future under share repurchase authorizations, any of which may require our use of cash. See Note 7 - Debt in the notes to the audited consolidated financial statements in this Form 10-K, which is incorporated by reference, for details of our $600 million Private Offering of 4.50% Senior Notes and the redemption of our 4.875% Senior Notes during the third quarter of 2020.
Capital Expenditures. For the year ended December 31, 2020, we spent approximately $214 million on capital expenditures, or $177 million net of asset disposals, and incurred approximately $114 million of equipment purchases under finance leases. We estimate that we will spend approximately $150 million on capital expenditures, or approximately $100 million, net of asset disposals, in 2021, and expect to incur approximately $120 million to $140 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the year ended December 31, 2020, we used $25 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future acquisition-related contingent consideration and other liabilities as of December 31, 2020 was approximately $135 million. Of this amount, $48 million represents the liability for earned amounts. The remainder is management’s estimate of acquisition-related contingent consideration and other liabilities that are contingent upon future performance. For the years ended December 31, 2020, 2019 and 2018, we made payments of $50 million, $35 million and $23 million, respectively, related to earn-out obligations. In the first quarter of 2021, we acquired a heavy civil infrastructure construction company that will be included within our Clean Energy and Infrastructure segment and a pipeline integrity and gas distribution contractor that will be included in our Oil and Gas segment for an aggregate purchase price of approximately $110 million in cash.
Income Taxes. For the year ended December 31, 2020, tax payments, net of tax refunds, were approximately $65 million, whereas in 2019, tax payments, net of tax refunds were approximately $106 million. The decrease in tax payments, net of refunds, in 2020 was largely related to lower taxable income as compared with 2019. In 2018, tax refunds, net of tax payments were approximately $22 million. Our tax payments vary with changes in taxable income and earnings.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of December 31, 2020, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, decreased to $1.8 billion as of December 31, 2020 from $1.9 billion as of December 31, 2019 due to lower levels of fourth quarter revenue and improved collection activity in 2020 as compared with 2019.
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
Sources and Uses of Cash
As of December 31, 2020, we had $944 million in working capital, defined as current assets less current liabilities, as compared with $954 million as of December 31, 2019, a decrease of approximately $11 million. Cash and cash equivalents totaled $423 million and $71 million as of

December 31, 2020 and 2019, respectively, for an increase of $352 million due to strong cash flows from operating activities.
Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$937.3	$550.3	$530.0
Net cash used in investing activities	$(216.6)	$(261.8)	$(181.8)
Net cash used in financing activities	$(369.9)	$(244.6)	$(361.1)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, including the effect of deferrals from COVID-19 relief provisions, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the year ended December 31, 2020 was $937 million, as compared with $550 million in 2019, for an increase in cash provided by operating activities of approximately $387 million. The increase was primarily due to the effect of working capital-related changes in assets and liabilities, net.
Our days sales outstanding, net of contract liabilities (“DSO”) was 86 as of December 31, 2020 and 90 as of December 31, 2019. DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. DSO can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. The decrease in DSO for the year ended December 31, 2020 was due to timing of ordinary course billing and collection activities. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $45 million to $217 million for the year ended December 31, 2020 from $262 million in 2019. We spent $214 million on capital expenditures, or $177 million, net of asset disposals, in 2020, as compared with $126 million, or $91 million, net of asset disposals, in 2019, for an increase in cash used in investing activities of $85 million. Cash paid for acquisitions, net, decreased by approximately $155 million in 2020 as compared with 2019. Payments for other investments totaled $17 million in 2020, and related primarily to certain equity and other investments, whereas in 2019, payments for other investments totaled $6 million, for an increase of approximately $12 million in cash used in investing activities. Proceeds from other investments in 2020 decreased by $14 million as compared with the prior year, which included the sale of investment in a telecommunications entity.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2020 was $370 million, as compared with $245 million in 2019, for an increase in cash used in financing activities of approximately $125 million. The increase in cash used in financing activities was driven primarily by Credit facility-related activity and share repurchases, offset in part, by proceeds from the issuance of $600 million aggregate principal amount of our 4.50% Senior Notes in the third quarter of 2020, net of the redemption of $400 million aggregate principal amount of our 4.875% Senior Notes. Credit facility and other borrowing-related activity, net, in 2020 totaled $307 million of repayments, net of borrowings, as compared with $113 million in 2019, for an increase in cash used in financing activities of approximately $193 million. Additionally, payments of finance lease obligations increased by $39 million in 2020. Payments for repurchases of common stock totaled $120 million in 2020, an increase of approximately $115 million as compared with 2019. Payments of acquisition-related contingent consideration included within financing activities totaled $10 million in 2020 as compared with $34 million in 2019, for a reduction in cash used in financing activities of $24 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $50 million in 2020 as compared with $35 million in 2019. The method of determining the amount of excess of acquisition-date liabilities was revised in the fourth quarter of 2020 to more closely align the cash flow presentation for such amounts with the economics of the contingent consideration arrangements. Excess of acquisition-date liability payments included within operating cash flows totaled $40 million in 2020 as compared with $1 million in 2019. Payments for other financing activities totaled $12 million in 2020 and included early repayment premiums on the redemption of our 4.875% Senior Notes and payments of financing costs on our new 4.50% Senior Notes, as discussed below. Payments for other financing activities in 2019 totaled $8 million and included $5 million of financing costs related to the amendment of our Credit Facility.
Senior Secured Credit Facility
We have a senior secured credit facility (the “Credit Facility”) maturing on September 19, 2024. Aggregate borrowing commitments under the Credit Facility total approximately $1.75 billion, composed of $1.35 billion of revolving commitments and a term loan totaling $400.0 million in original principal amount of which $397.5 million was outstanding as of December 31, 2020. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including share repurchases, equity investments, potential acquisitions or other strategic arrangements and the repurchase or prepayment of indebtedness.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of December 31, 2020.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2020 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Senior secured credit facility	$430.2	$12.5	$40.0	$377.7	$—
4.50% Senior Notes	600.0	—	—	—	600.0
Finance lease and other obligations	288.5	132.6	143.9	12.0	—
Operating leases	204.0	82.8	74.6	26.6	20.0
Earn-out obligations (a)	44.9	44.9	—	—	—
Interest (b)	243.0	42.0	70.7	58.2	72.1
Total	$1,810.6	$314.8	$329.2	$474.5	$692.1
(a)    Under certain acquisition agreements, we have agreed to pay the sellers earn-outs and other amounts based on the performance of the businesses acquired. Certain of these payments may be made either in cash or in MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these payments, we have only included obligations that we expect will be paid in cash and have been earned as of December 31, 2020.
(b)    Represents expected future interest payments on debt and finance lease obligations outstanding as of December 31, 2020, and does not include potential letter of credit or commitment fees associated with our senior secured credit facility. With the exception of our credit facilities, including our term loan, all of our debt instruments are fixed rate interest obligations.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2020, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of December 31, 2020, we had $33 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 1.87% and a term loan with a balance of $398 million with an interest rate of 1.40%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $6 million for the year ended December 31, 2020.
As of December 31, 2020, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes and $289 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 3.9%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 2% of our total revenue for the year ended December 31, 2020. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations in 2020. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the year ended December 31, 2020, foreign currency translation gains, net, totaled approximately $1.4 million and related to our operations in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of December 31, 2020. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Goodwill Impairment Assessment
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.24 billion at December 31, 2020. The Company performs annual impairment tests of goodwill, and on a quarterly basis, monitors goodwill for potential indicators of impairment. During 2020, the Company concluded that triggering events occurred for certain reporting units. No impairment charges were recorded as a result of the Company’s interim and annual impairment tests. Management estimates the fair values of its reporting units using a combination of the market and the income approaches.
We identified the determination of the fair value of certain reporting units as a critical audit matter. Under the market approach, the reporting units’ fair values were estimated using market multiple assumptions for comparable companies. Under the income approach, a discounted cash flow methodology was used that included: (i) management’s estimates and assumptions, such as discount rates, terminal growth rates, and projections of revenue, operating costs and cash flows, (ii) assumptions related to general economic and market conditions, including the uncertainty resulting from the COVID-19 pandemic, and (iii) considerations of planned business and operational strategies. These estimates and assumptions require significant management judgment due to their highly subjective nature. Changes in these assumptions could have a significant impact on the fair value of the reporting units and the amount of goodwill impairment (if any). These estimates and assumptions were especially challenging to test and required significant auditor judgment because they were affected by expected future market conditions, including the impact of the COVID-19 pandemic. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls related to management’s goodwill impairment assessment, including controls over management’s review of (i) the budgeting and forecasting, and (ii) the data and significant estimates and assumptions used to determine the fair value of the reporting units.
•Evaluating the appropriateness of the methodologies and the reasonableness of the assumptions used by management in determining the fair value of the reporting units, including:
•With respect to the market approach, assessing the appropriateness of the approach and evaluating the reasonableness of the comparable companies and market multiples selected for the reporting units.
•With respect to the income approach, assessing the appropriateness of the discounted cash flow methodology and evaluating the reasonableness of assumptions used by: (i) evaluating the reasonableness of projected revenues and operating costs against recent performance and revenue backlogs, (ii) assessing the reasonableness of management’s expected success rates for winning new project awards against recent reporting units’ performance, (iii) evaluating the general economic and market conditions, including the impact of the COVID-19 pandemic, on management’s assumptions such as the market prices for oil, gas and other fuel sources, (iv) testing the completeness, accuracy, and relevance of underlying data used in the models, and (v) performing sensitivity analyses of individual reporting units’ cash flow projections.
•Testing management’s reconciliation of the estimated fair value of the Company’s reporting units to the indicated market capitalization of the Company as a whole.
•Utilizing internal valuation specialists to assist in: (i) assessing the appropriateness and relative weighting of the income and market approaches, and (ii) evaluating the reasonableness of the discount rate and terminal growth rates used in the income approach.
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
We identified estimated costs to complete revenue contracts as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these estimates involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of certain controls related to estimated costs to complete, including controls over management’s review of: (i) the development of project budgets and the key cost inputs, (ii) the ongoing assessment and revisions to project budgets, and (iii) the ongoing review of project status, including the nature of activities to complete open projects.
•Evaluating the reasonableness of management’s budgeting process by selecting a sample of project budgets for projects that were completed during the period and performing a retrospective review of budget to actual variances.
•Assessing the reasonableness of the estimated costs to complete by selecting a sample of open projects and: (i) evaluating the reasonableness of project budgets and the nature of costs required to complete the project, (ii) assessing the status of completion by testing of a sample of project costs incurred to date, (iii) evaluating the reasonableness of project status by observing project review meetings and performing inquiries of project managers to assess the nature of activities required to complete the project, and (iv) performing a retrospective review of the project and investigating budget to actual variances (if any).
•Assessing the reasonableness of changes in estimated costs to complete by comparing project profitability estimates in the current period to historical estimates and actual performance and investigating reasons for changes in expected costs and project margins.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2004.
Miami, Florida

February 25, 2021

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Revenue	$6,320,975	$7,183,188	$6,909,417
Costs of revenue, excluding depreciation and amortization	5,270,879	6,070,244	5,939,308
Depreciation	258,841	212,485	192,332
Amortization of intangible assets	38,910	22,997	20,598
Goodwill and intangible asset impairment	—	3,319	47,662
General and administrative expenses	319,192	299,500	287,278
Interest expense, net	59,629	77,026	82,571
Equity in earnings of unconsolidated affiliates	(29,738)	(27,367)	(23,855)
Loss on extinguishment of debt	5,569	—	—
Other (income) expense, net	(27,471)	14,045	(1,780)
Income before income taxes	$425,164	$510,939	$365,303
Provision for income taxes	(102,465)	(116,843)	(106,072)
Net income	$322,699	$394,096	$259,231
Net (loss) income attributable to non-controlling interests	(149)	1,762	(428)
Net income attributable to MasTec, Inc.	$322,848	$392,334	$259,659

Earnings per share (Note 2):
Basic earnings per share	$4.43	$5.22	$3.30
Basic weighted average common shares outstanding	72,799	75,185	78,695

Diluted earnings per share	$4.38	$5.17	$3.26
Diluted weighted average common shares outstanding	73,715	75,846	79,772

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$322,699	$394,096	$259,231
Other comprehensive (loss) income:
Foreign currency translation gains (losses), net of tax	1,413	(189)	(2,645)
Unrealized (losses) gains on investment activity, net of tax	(17,151)	(15,023)	5,863
Comprehensive income	$306,961	$378,884	$262,449
Comprehensive (loss) income attributable to non-controlling interests	(149)	1,762	(428)
Comprehensive income attributable to MasTec, Inc.	$307,110	$377,122	$262,877

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share information)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$423,118	$71,427
Accounts receivable, net of allowance	784,488	850,326
Contract assets	969,743	1,024,568
Inventories, net	89,645	100,069
Prepaid expenses	60,631	52,000
Other current assets	31,390	75,169
Total current assets	$2,359,015	$2,173,559
Property and equipment, net	982,328	905,835
Operating lease assets	176,573	229,903
Goodwill, net	1,243,034	1,221,440
Other intangible assets, net	184,043	211,528
Other long-term assets	282,856	254,741
Total assets	$5,227,849	$4,997,006
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$145,110	$118,429
Current portion of operating lease liabilities	72,481	81,561
Accounts payable	571,269	535,029
Accrued salaries and wages	135,316	87,562
Other accrued expenses	187,647	115,581
Contract liabilities	228,388	206,180
Other current liabilities	74,988	74,784
Total current liabilities	$1,415,199	$1,219,126
Long-term debt, including finance leases	1,157,632	1,314,030
Long-term operating lease liabilities	116,506	154,553
Deferred income taxes	302,938	296,326
Other long-term liabilities	230,049	221,280
Total liabilities	$3,222,324	$3,205,315
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 93,107,440 and 91,909,430 (including 1,843,041 and 1,221,593 of unvested stock awards) as of December 31, 2020 and 2019, respectively	9,311	9,191
Capital surplus	837,453	809,753
Retained earnings	1,833,557	1,510,709
Accumulated other comprehensive loss	(91,444)	(75,706)
Treasury stock, at cost: 18,941,926 shares and 15,344,917 shares as of December 31, 2020 and 2019, respectively	(586,955)	(466,727)
Total MasTec, Inc. shareholders’ equity	$2,001,922	$1,787,220
Non-controlling interests	$3,603	$4,471
Total equity	$2,005,525	$1,791,691
Total liabilities and equity	$5,227,849	$4,997,006

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	90,935,584	$9,094	(8,132,811)	$(147,124)	$775,387	$857,154	$(63,712)	$1,430,799	$2,554	$1,433,353
Cumulative effect of adoption, revenue recognition (Topic 606)						1,562		1,562		1,562
Net income (loss)						259,659		259,659	(428)	259,231
Other comprehensive income							3,218	3,218		3,218
Non-cash stock-based compensation					13,527			13,527		13,527
Issuance of restricted shares, net	385,392	39			(39)			—		—
Other stock issuances, net of shares withheld for taxes	6,033	0			134			134		134
Acquisition of treasury stock, at cost			(7,197,006)	(319,001)				(319,001)		(319,001)
Balance as of December 31, 2018	91,327,009	$9,133	(15,329,817)	$(466,125)	$789,009	$1,118,375	$(60,494)	$1,389,898	$2,126	$1,392,024
Net income						392,334		392,334	1,762	394,096
Other comprehensive loss							(15,212)	(15,212)		(15,212)
Non-cash stock-based compensation					16,447			16,447		16,447
Issuance of restricted shares, net	464,970	46			(46)			—		—
Other stock issuances, net of shares withheld for taxes	117,451	12			4,343			4,355		4,355
Acquisition of treasury stock, at cost			(15,100)	(602)				(602)		(602)
Contributions from non-controlling interests								—	583	583
Balance as of December 31, 2019	91,909,430	$9,191	(15,344,917)	$(466,727)	$809,753	$1,510,709	$(75,706)	$1,787,220	$4,471	$1,791,691
Net income (loss)						322,848		322,848	(149)	322,699
Other comprehensive loss							(15,738)	(15,738)		(15,738)
Non-cash stock-based compensation					21,875			21,875		21,875
Issuance of restricted shares, net	993,893	99			(99)			—		—
Other stock issuances, net of shares withheld for taxes	204,117	21			5,924			5,945		5,945
Acquisition of treasury stock, at cost			(3,597,009)	(120,228)				(120,228)		(120,228)
Distributions to non-controlling interests								—	(719)	(719)
Balance as of December 31, 2020	93,107,440	$9,311	(18,941,926)	$(586,955)	$837,453	$1,833,557	$(91,444)	$2,001,922	$3,603	$2,005,525

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$322,699	$394,096	$259,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	258,841	212,485	192,332
Amortization of intangible assets	38,910	22,997	20,598
Goodwill and intangible asset impairment	—	3,319	47,662
Non-cash interest expense, net	2,988	3,219	2,584
Non-cash stock-based compensation expense	21,875	16,447	13,527
Provision for deferred income taxes	7,180	22,160	56,209
Equity in earnings of unconsolidated affiliates	(29,738)	(27,367)	(23,855)
Gains on sales of assets, net	(16,210)	(13,908)	(16,052)
Other non-cash items, net	21,775	(2,768)	8,910
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	87,372	(124,739)	(8,363)
Contract assets	63,306	237,800	(326,838)
Inventories	17,904	24,051	(29,366)
Other assets, current and long-term portion	20,486	10,180	28,709
Accounts payable and accrued expenses	94,069	(228,142)	251,735
Contract liabilities	21,326	(52,215)	28,411
Other liabilities, current and long-term portion	4,471	52,663	24,522
Net cash provided by operating activities	$937,254	$550,278	$529,956
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(24,971)	(179,481)	(6,684)
Capital expenditures	(213,746)	(126,473)	(180,420)
Proceeds from sale of property and equipment	37,077	35,015	39,359
Payments for other investments	(17,456)	(5,589)	(39,469)
Proceeds from other investments	648	14,705	5,415
Other investing activities, net	1,843	—	—
Net cash used in investing activities	$(216,605)	$(261,823)	$(181,799)
Cash flows from financing activities:
Proceeds from credit facilities	1,434,610	3,025,927	3,418,232
Repayments of credit facilities	(1,741,067)	(3,126,595)	(3,359,521)
Proceeds from issuance of 4.50% senior notes	600,000	—	—
Repayments of 4.875% senior notes	(400,000)	—	—
Repayments of other borrowings, net	(62)	(12,438)	(17,427)
Payments of finance lease obligations	(126,988)	(88,341)	(72,167)
Payments of acquisition-related contingent consideration	(10,097)	(34,267)	(15,929)
(Distributions to) proceeds from non-controlling interests	(719)	583	(559)
Proceeds from stock-based awards	7,090	4,655	4,047
Payments for stock-based awards	(636)	(45)	(3,821)
Repurchases of common stock	(120,228)	(5,652)	(313,949)
Other financing activities, net	(11,790)	(8,458)	—
Net cash used in financing activities	$(369,887)	$(244,631)	$(361,094)
Effect of currency translation on cash	929	181	33
Net increase (decrease) in cash and cash equivalents	351,691	44,005	(12,904)
Cash and cash equivalents - beginning of period	71,427	27,422	40,326
Cash and cash equivalents - end of period	$423,118	$71,427	$27,422

Supplemental cash flow information:
Interest paid	$65,016	$84,971	$81,230
Income tax payments (refunds), net	$64,651	$106,248	$(21,450)
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$114,221	$206,156	$75,545

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power generation, including from clean energy and renewable sources; pipeline infrastructure; electrical utility transmission and distribution; heavy civil; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Electrical Transmission; and (5) Other. During the second quarter of 2020, the Company renamed its Power Generation and Industrial segment as the Clean Energy and Infrastructure segment to better represent the nature of the segment’s operations, end markets and customer characteristics. There was no change to the composition of the segment or its historical results.
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
Management Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of the COVID-19 pandemic and other relevant global events. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.
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
COVID-19 Pandemic
The World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus in the first quarter of 2020. The COVID-19 pandemic has disrupted business activities and significantly affected global economic conditions as federal, state and local governments imposed mitigation measures to address the public health crisis, resulting in workforce, supply chain and production disruptions, the effects of which have created significant uncertainties in the U.S. and global economies. Restrictions have been enacted, lifted, and reenacted during 2020 and into 2021, and the possibility of future restrictions remains.
Most of the Company’s construction services have been deemed essential under state and local pandemic mitigation orders, and all of its business segments continue to operate. The Company’s customers have generally directed the Company to maintain normal work schedules, where safe and possible. The Company’s business model has, thus far, proven resilient, and management continues to make efforts to adapt to the changing operational and economic environment resulting from the COVID-19 pandemic. Management’s top priority has been to take appropriate actions to protect the health and safety of its employees, customers and business partners, including adjusting its standard operating procedures to respond to evolving health guidelines. The COVID-19 pandemic has had a negative impact on the Company’s operations and is expected to continue to affect our future business activities for an unknown period of time. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing, other mitigation measures or other factors, the health and availability of work crews or other key personnel, including subcontractors or supply chain disruptions, and/or delayed project start dates or project shutdowns or cancellations that may be mandated or requested by governmental authorities or others, all of which could result in lower revenue or higher operating costs and/or create lower levels of overhead cost absorption.
The CARES Act was signed into law in March 2020 in response to the COVID-19 pandemic.  The CARES Act provides for various tax relief and incentive measures, including provisions permitting the deferral and/or reduction of certain federal and payroll tax amounts. The Company has pursued certain of these relief provisions. For the year ended December 31, 2020, approximately $59 million of payroll taxes have been deferred, of which half are due by December 31, 2021, with the remainder due by December 31, 2022. Additionally, the Coronavirus Response and Relief Supplemental Appropriations Act (the “Coronavirus Relief Act”), which provides certain additional COVID-19 relief measures, was signed into law in December 2020. The Company will continue to evaluate the potential effects of the CARES Act, along with any potential effects of the Coronavirus Relief Act, on its financial position, results of operations and cash flows and will continue to monitor all other available federal and other COVID-19 relief provisions to determine its qualification for, and the usefulness to the Company, of any such relief measures.
Management believes that it is taking appropriate steps to mitigate any potential impact to the Company; however, given the uncertainty regarding the potential effects of the COVID-19 pandemic, which will depend upon numerous evolving factors that we may not be able to accurately predict, including the development and availability of effective treatments and vaccines and the speed with which they are administered to the public and the length and extent of the economic and market disruption, any future impacts cannot be quantified or predicted with specificity.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 36% of consolidated revenue for each of the years ended December 31, 2020 and 2019, and totaled 35% for the year ended December 31, 2018.
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
For certain master service and other service agreements under which the Company performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 5% of consolidated revenue for each of the years ended December 31, 2020 and 2019, and accounted for approximately 7% of consolidated revenue for the year ended December 31, 2018. Substantially all of the Company’s other revenue is recognized over time.
Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For each of the years ended December 31, 2020, 2019 and 2018, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2019, 2018 and 2017. Revenue recognized for the years ended December 31, 2020, 2019 and 2018 as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $13.5 million, $58.3 million and $38.5 million, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such costs, which are amortized over the life of the respective projects, were $5.5 million as of December 31, 2020 and were not material as of December 31, 2019.

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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of December 31, 2020, the amount of the Company’s remaining performance obligations was $5.0 billion. The Company expects to recognize approximately $4.6 billion of its remaining performance obligations as revenue during 2021, with the remainder to be recognized primarily in 2022.
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
As of December 31, 2020 and 2019, the Company included approximately $51 million and $27 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of December 31, 2020, these change orders and/or claims were primarily related to certain projects in the Company’s Electrical Transmission and Communications segments, and as of December 31, 2019, change orders were primarily related to certain projects in the Company’s Oil and Gas segment. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Allowance for Credit Losses
See “Recent Accounting Pronouncements” section below for information pertaining to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments and its related clarifying ASUs (collectively, “ASU 2016-13”). The Company maintains an allowance for credit losses for its financial instruments, which are primarily composed of accounts receivable and contract assets. The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions and reasonable and supportable forecasts. Management’s assessment of expected credit losses includes consideration of current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition, the aging of account balances, historical credit loss experience, customer concentrations, customer credit-worthiness, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment. Management evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company’s historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.
Estimates of expected credit losses could be affected by many factors, including, but not limited to: changes in credit loss experience, changes to the risk characteristics of the Company’s financial asset portfolio, developing trends, including changes in credit quality or unanticipated financial difficulties affecting the Company’s customers and changes in management’s expectations of future economic, industry or other conditions. In addition, if anticipated recoveries in existing bankruptcies or other work-out situations fail to materialize, additional allowances may be required. Estimates of collectibility are subject to significant change during times of economic weakness or uncertainty in either the overall economy or within the industries served by MasTec. Management actively monitors these factors and assesses the sufficiency of its allowance for credit losses on an ongoing basis, including any potential effects from the COVID-19 pandemic and/or volatility in the oil and gas markets on the credit quality of the Company’s customers and/or its financial assets.
Inventories
Inventories consist of materials and supplies for construction and installation projects, which are valued at the lower of cost or net realizable value using the average cost or specific identification methods of costing. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could result in an impairment of the value of materials purchased. The value of inventory may also decrease due to obsolescence, physical deterioration, damage, changes in price levels, or other causes. Inventory valuation allowances are determined based upon specific facts and circumstances and market conditions. As of December 31, 2020 and 2019, valuation allowances for inventory totaled $8.5 million and $7.7 million, respectively.
Cash and Cash Equivalents
Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Highly liquid investments with an original maturity of three months or less are carried at fair value. On a daily basis, available funds are swept from the Company’s depository accounts into a concentration account and are used to repay outstanding revolving loans, if any, under the Company’s senior secured credit facility (the “Credit Facility”). Cash balances maintained by certain operating subsidiaries and by entities that are proportionately consolidated that are not swept into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. Included in the Company’s cash balances as of December 31, 2020 and 2019 are amounts held by entities that are proportionately consolidated totaling $8.2 million and $13.1 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Outstanding checks that have not yet cleared through the banking system represent book overdrafts, which are classified within accounts payable. There are no compensating balance requirements associated with the Company’s depository accounts and there are no other restrictions on the transfer of cash associated with the Company’s depository accounts.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, equity investments, certain other investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration, mandatorily redeemable non-controlling interests, convertible debentures and debt obligations.
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
Investment and Strategic Arrangements
From time to time, the Company may participate in selected investment or strategic arrangements to expand its operations, customer base or geographic reach, including arrangements that combine the Company’s skills and resources with those of others to allow for the performance of particular projects. The Company’s investment and strategic arrangements include equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements, including approximately $3 million of financing receivables and $3 million of financing commitments as of December 31, 2020.
Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. The Company has determined that certain of its investment arrangements are VIEs. As of December 31, 2020, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated.
The Company’s investments in entities for which it does not have a controlling interest and is not the primary beneficiary, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. Equity method investments are recorded as other long-term assets. Income or loss from these investments is recorded as a separate line item in the consolidated statements of operations. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee in transactions with third parties. Distributions received from equity method investees are reflected in the statements of cash flows using the nature of distributions approach, under which distributions are classified based on the nature of the activity that generated them. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but the Company does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment (“adjusted cost basis”). The Company evaluates such investments for impairment by considering a variety of factors, including the earnings performance of the related investments, as well as the economic environment and market conditions in which the investees operate. Fair value measurements for the Company’s equity investments are classified within Level 2 or Level 3 of the fair value hierarchy based on the nature of the fair value inputs, and are recognized in other income or expense.
For further information pertaining to the Company’s equity investments, see Note 4 - Fair Value of Financial Instruments.
Deferred Financing Costs
Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as deductions from the carrying amounts of the related debt instrument, including the Credit Facility. Deferred financing costs are amortized over the terms of the related debt instruments using the effective interest method. The Company incurred $8.9 million of deferred financing costs for the year ended December 31, 2020 in connection with the issuance of its 4.50% Senior Notes. For the year ended December 31, 2019, the Company incurred $5.5 million of deferred financing costs in connection with an amendment and restatement of the Credit Facility. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $3.0 million for the year ended December 31, 2020, and totaled $2.9 million for each of the years ended December 31, 2019 and 2018. Additionally, the Company wrote off $2.3 million of deferred financing costs in connection with the redemption of its 4.875% Senior Notes, which amount is included within loss on extinguishment of debt in the consolidated statements of operations. Deferred financing costs, net of accumulated amortization, totaled $16.0 million and $12.4 million as of December 31, 2020 and 2019, respectively. See Note 7 - Debt for details of the issuance of the Company’s 4.50% Senior Notes and redemption of its 4.875% Senior Notes in 2020.
Other Assets
Other assets consist primarily of investments in unconsolidated entities, equity and debt securities, life insurance assets, deferred compensation plan assets, miscellaneous receivables and prepaid expenses.
Long-Lived Assets
The Company’s long-lived assets consist primarily of property and equipment, including finance lease assets, and finite-lived intangible assets. Purchased property and equipment are recorded at cost, or, if acquired in a business combination, at the acquisition date fair value. Finance lease assets are recognized based on the present value of minimum future lease payments. Certain costs incurred in connection with developing or obtaining internal-use software are capitalized within office furniture and equipment. Depreciation and amortization of property and equipment, including finance lease assets, is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements that extend the life of the related assets are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in other income or expense. When the Company identifies assets to be sold, those assets are valued based on their estimated fair value less costs to sell and classified as held-for-sale and depreciation is no longer recorded. Finite-lived intangible assets are amortized over their useful lives, which are generally based on contractual or legal rights, in a manner consistent with the pattern in which the related benefits are expected to be consumed.
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected revenue and operating costs for the business as well as anticipated future economic conditions. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. During the three years in the period ended December 31, 2020, there were no material impairments of long-lived assets.
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

If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment test. Based on management’s review of its components and their related operations, the Company combines all of the components of its Electrical Transmission operating segment into one reporting unit and in 2018 and 2019, combined two of the components within its Clean Energy and Infrastructure operating segment into one reporting unit. All of the Company’s other components each comprise one reporting unit.
During each of the three years in the period ended December 31, 2020, management performed a qualitative assessment for its goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
Quantitative testing was performed for selected reporting units during each of the three years. For the selected reporting units, management estimated their fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the business models of the Company’s reporting units and within the Company’s industry. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually.
2020 Assessment. Quantitative testing was performed for (i) three reporting units within the Company’s Oil and Gas operating segment and (ii) one reporting unit in the Communications segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, the potential effects of the COVID-19 pandemic, success rates on new project awards and levels of operating activity.
In 2020, significant assumptions used in testing the reporting units included terminal values based on terminal growth rates of 2.5%, five to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 13.0% to 15.0%.
Based on the results of the quantitative assessment, the estimated fair values of the reporting unit in the Communications operating segment and the three reporting units in the Oil and Gas operating segment were determined to substantially exceed their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values.
2019 Assessment. Quantitative testing was performed for (i) three reporting units within the Company’s Oil and Gas operating segment and (ii) one reporting unit in the Communications segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, success rates on new project awards and levels of operating activity.
In 2019, significant assumptions used in testing the reporting units included terminal values based on terminal growth rates of 3.0%, five to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 13.0% to 16.0%.
Based on the results of the quantitative assessment, the estimated fair values of the reporting unit in the Communications operating segment and one of the reporting units in the Oil and Gas operating segment were determined to substantially exceed their carrying values. The remaining two reporting units in the Oil and Gas operating segment, each of which had approximately $15.0 million of goodwill, had estimated fair values that exceed their respective carrying values by approximately 15%. A 100 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values.
Management also performed quantitative testing during 2019 for an indefinite-lived pre-qualification intangible asset in the Oil and Gas operating segment. Management estimated the fair value of the intangible asset using a cost methodology, incorporating estimates of the opportunity cost associated with the asset’s loss based on discounted cash flows over a four-year period. The impairment test incorporated an estimated discount rate of 13%. Based on the results of the quantitative assessment, the estimated fair value of the indefinite-lived pre-qualification intangible asset in the Oil and Gas operating segment was determined to be less than its carrying value and a pre-tax, non-cash impairment charge of $3.3 million was recorded for the difference. This indefinite-lived pre-qualification intangible asset had a carrying value of $41.4 million remaining as of December 31, 2019.
2018 Assessment. Quantitative testing was performed for (i) three reporting units within the Company’s Oil and Gas operating segment, (ii) the Electrical Transmission operating segment, and (iii) two reporting units in the Communications segment. Based on the results of the quantitative assessments, the estimated fair value of one of the reporting units in the Oil and Gas operating segment was determined to be less than its carrying value and a pre-tax, non-cash impairment charge of $47.7 million was recorded for the difference. Management also performed quantitative testing for indefinite-lived pre-qualification intangible assets in the Oil and Gas operating segment and in the Electrical Transmission operating segment. Based on the results of these assessments, there were no impairments of indefinite-lived intangible assets for the year ended December 31, 2018.
As of December 31, 2020 and 2019, management believes that the recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, significant changes in the assumptions or estimates used in the Company’s impairment analyses, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill and indefinite-lived intangible asset impairment charges in future periods.
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
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition, or adjust the fair values, of acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments, and are recorded to goodwill. Other revisions to these fair value estimates are reflected as income or expense, as appropriate.
Consideration paid generally consists of cash and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “acquisition-related contingent consideration” or “earn-outs.” In one of the Company’s acquisitions, the acquisition consideration includes a mandatorily redeemable non-controlling interest, subject to a repurchase formula, which is calculated in a manner consistent with the Company’s traditional earn-out arrangements. The Company refers to its traditional earn-out arrangements and the mandatorily redeemable non-controlling interest collectively as “Earn-outs.” Earn-out liabilities are measured at their estimated fair values as of the date of acquisition. Subsequent to the date of acquisition, if future Earn-out payments are expected to differ from Earn-out payments estimated as of the date of acquisition, any related fair value adjustments, including those related to finalization of completed earn-out arrangements, are recognized in the period that such expectation is considered probable. Changes in the fair value of Earn-out liabilities for the Company’s traditional earn-outs, other than those related to measurement period adjustments, as described above, are recorded within other income or expense in the consolidated statements of operations, and for mandatorily redeemable non-controlling interests, are generally recorded within interest expense. Fair values are estimated using income approaches such as discounted cash flows or option pricing models. Earn-out liabilities are included within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets. Earn-out payments, to the extent they relate to estimated liabilities as of the date of acquisition, are classified within financing activities in the consolidated statement of cash flows. Earn-out payments in excess of acquisition date liabilities are classified within operating activities.
Leases
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
As of December 31, 2020, the Company’s leases have remaining lease terms of up to eight years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company accounts for non-lease components together with the related lease components for all classes of leased assets. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
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

Operating Leases
Operating lease right-of-use assets and liabilities are recorded on the consolidated balance sheets, with the related lease expense recognized over the term of the lease on a straight-line basis. Operating lease expense is recorded as rent expense, primarily within costs of revenue, excluding depreciation and amortization. Fixed costs for operating leases are composed of initial base rent amounts plus any fixed annual increases. Variable costs for operating leases consist primarily of common area maintenance expenses and taxes for facility leases. Certain of the Company’s operating leases contain purchase options, for which the purchase option price is generally considered to be at fair market value. From time to time, the Company may terminate a lease before the end of the lease term. Payments related to such early lease terminations are generally recorded within rent expense.
Self-Insurance
The Company is self-insured up to the amount of its deductible for its insurance policies. MasTec maintains insurance policies subject to per claim deductibles of $2.0 million for its workers’ compensation policy, $4.0 million for its general liability policy and up to $10.0 million for its automobile liability policy. In addition, the Company has excess umbrella coverage. Estimated liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses of $0.6 million. MasTec’s estimated liability for employee group medical claims is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Cash collateral deposited with insurance carriers is included in other long-term assets in the consolidated balance sheets.
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
Significant factors that can affect the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits.
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
Grants of restricted shares are valued based on the closing market share price of MasTec’s common stock as reported on the New York Stock Exchange (the “market price”) on the date of grant. Compensation expense arising from restricted shares is recognized on a straight-line basis over the vesting period. Grants of restricted shares have cliff vesting terms, which generally vest over a period of three years. Upon vesting, some of the underlying shares may be sold to cover the required tax withholdings. However, some participants may choose the net share settlement method to cover withholding tax requirements, in which case shares are not issued, but are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. Withheld shares, which are valued at the market price on the date of vesting, are recorded as a reduction to additional paid-in capital and are reflected within financing activities in the consolidated statements of cash flows. For the year ended December 31, 2020, shares withheld in connection with stock-based compensation arrangements totaled 11,667 shares and related payments to taxing authorities totaled $0.6 million. For the year ended December 31, 2019, shares withheld in connection with stock-based compensation arrangements were de minimis. Shares withheld in connection with stock-based compensation arrangements for the year ended December 31, 2018 totaled 96,739 shares and related payments to taxing authorities totaled $3.8 million.
The Company has certain employee stock purchase plans (collectively, “ESPPs”) under which shares of the Company’s common stock are available for purchase by eligible participants. These plans allow participants to purchase MasTec, Inc. common stock at 85% of its fair market value at the lower of (i) the date of commencement of the offering period or (ii) the last day of the exercise period, as defined in the plan documents. The fair value of purchases under the Company’s employee stock purchase plans is estimated using the Black-Scholes option-pricing valuation model. The determination of fair value of stock-based awards using an option-pricing model is affected by the Company’s stock price as well as assumptions pertaining to several variables, including expected stock price volatility, the expected term of the award and the risk-free rate of interest. In the option-pricing model for the Company’s employee stock purchase plans, expected stock price volatility is based on historical volatility of the Company’s common stock. The expected term of the award is based on historical and expected exercise patterns and the risk-free rate of interest is based on U.S. Treasury yields. Beginning in 2021, ESPP shares will be purchased at 85% of the fair market value of MasTec common stock as of the date of purchase.
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
Comprehensive Income (Loss)
Comprehensive income or loss is a measure of net income and other changes in equity that result from transactions other than those with shareholders. Comprehensive income or loss and related accumulated comprehensive income or loss balances consist of net income, foreign currency translation adjustments, primarily from fluctuations in foreign currency exchange rates of the Company’s foreign subsidiaries with a functional currency other than the U.S. dollar, unrealized gains and losses from certain investment activities and net income or loss attributable to non-controlling interests.
Recent Accounting Pronouncements
See allowance for credit losses discussion within Significant Accounting Policies above, and the recent accounting pronouncements discussion below, for information pertaining to the effects of recently adopted and other recent accounting pronouncements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU, together with its related clarifying ASUs (collectively, “ASU 2016-13”), introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including financial assets arising from revenue transactions, such as accounts receivable and contract assets. The new expected credit loss methodology, which is based on historical experience, current conditions and reasonable and supportable forecasts, replaced the incurred loss model for measuring and recognizing expected credit losses. The Company adopted this ASU in the first quarter of 2020 and incorporated this guidance into its methodology for estimating its accounts receivable allowances. Based on historical trends, the financial condition of the Company’s customers and management’s expectations of economic and industry factors affecting the Company’s customers, ASU 2016-13 did not have a material effect on the Company’s consolidated financial statements upon adoption. For additional information about the Company’s allowance for credit losses see discussion within Significant Accounting Policies above, and Note 5 - Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities.

Accounting Pronouncements To Be Adopted in 2021
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”) to clarify the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. This ASU is not expected to have a material effect on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the potential effects of this ASU, however, does not expect that its adoption will have a material effect on the Company’s consolidated financial statements.
Other Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Reform Rate (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. The guidance in ASU 2020-04 may be implemented over time as reference rate reform activities occur. The Company is currently evaluating the potential effects of this ASU, however, does not expect reference rate reform to have a material effect on its consolidated financial statements as the Company’s current Credit Facility agreement provides for the replacement of LIBOR with an alternative benchmark rate should LIBOR become unavailable.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Net income attributable to MasTec:
Net income - basic and diluted (a)	$322,848	$392,334	$259,659
Weighted average shares outstanding:
Weighted average shares outstanding - basic	72,799	75,185	78,695
Dilutive common stock equivalents (b)	916	661	1,077
Weighted average shares outstanding - diluted	73,715	75,846	79,772
(a)    Calculated as total net income less amounts attributable to non-controlling interests.
(b)    For the year ended December 31, 2020, there were 43,989 anti-dilutive common stock equivalents, and for the years ended December 31, 2019 and 2018, anti-dilutive common stock equivalents were de minimis.
The Company repurchased approximately 3.6 million shares of its common stock during the year ended December 31, 2020, as discussed in Note 11 - Equity. The effect of these repurchases on the Company’s weighted average shares outstanding for the year ended December 31, 2020 was a reduction of approximately 2.9 million shares, due to the timing of the repurchases. The effect of shares repurchased in 2018 on the Company’s weighted average shares outstanding for the years ended December 31, 2019 and 2018 was a reduction of 4.4 million shares and 2.8 million shares, respectively.

Note 3 – Goodwill and Other Intangible Assets
The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions):

	Communications	Clean Energy and Infrastructure	Oil and Gas	Electrical Transmission	Total Goodwill
Goodwill, gross, as of December 31, 2018	$467.8	$143.1	$455.6	$149.9	$1,216.4
Accumulated impairment loss (a)	—	—	(116.0)	—	(116.0)
Goodwill, net, as of December 31, 2018	$467.8	$143.1	$339.6	$149.9	$1,100.4
Additions from new business combinations	73.2	9.5	37.7	—	120.4
Measurement period adjustments, net (b)	0.3	—	(0.4)	—	(0.1)
Currency translation adjustments	—	—	0.7	—	0.7
Goodwill, net, as of December 31, 2019	$541.3	$152.6	$377.6	$149.9	$1,221.4
Additions from new business combinations	14.9	—	—	0.2	15.1
Measurement period adjustments, net (b)	5.9	0.1	0.1	—	6.1
Currency translation adjustments	—	—	0.4	—	0.4
Goodwill, net, as of December 31, 2020	$562.1	$152.7	$378.1	$150.1	$1,243.0
Accumulated impairment loss (a)	—	—	(123.8)	—	(123.8)
Goodwill, gross, as of December 31, 2020	$562.1	$152.7	$501.9	$150.1	$1,366.8
(a)    Accumulated impairment losses include the effects of currency translation gains and/or losses.
(b)    Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
The following table provides a reconciliation of changes in other intangible assets, net, for the periods indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Pre-Qualifications	Other (a)	Total
Other intangible assets, gross, as of December 31, 2018	$34.5	$74.0	$224.4	$—	$21.1	$354.0
Accumulated amortization			(170.0)	—	(14.6)	(184.6)
Other intangible assets, net, as of December 31, 2018	$34.5	$74.0	$54.4	$—	$6.5	$169.4
Additions from new business combinations	—	0.2	67.7	—	5.2	73.1
Measurement period adjustments (b)	—	—	(6.7)	—	(0.2)	(6.9)
Intangible asset impairment	—	(3.3)	—	—	—	(3.3)
Currency translation adjustments	—	2.0	0.1	—	0.1	2.2
Amortization expense			(20.2)	—	(2.8)	(23.0)
Other intangible assets, net, as of December 31, 2019	$34.5	$72.9	$95.3	$—	$8.8	$211.5
Additions from new business combinations	—	—	11.0	—	0.1	11.1
Classification changes (c)	—	(69.8)	—	69.8	—	—
Measurement period adjustments (b)	—	—	(0.2)	—	—	(0.2)
Currency translation adjustments	—	(3.1)	—	3.6	—	0.5
Amortization expense			(26.7)	(10.2)	(2.0)	(38.9)
Other intangible assets, net, as of December 31, 2020	$34.5	$—	$79.4	$63.2	$6.9	$184.0
Remaining weighted average amortization period (in years)			9	11	6	10
(a)    Consists principally of trade names and non-compete agreements.
(b)    Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
(c)    In connection with its first quarter 2020 assessment of goodwill and indefinite-lived intangible assets, management reassessed the indefinite-life classification of its two pre-qualification intangible assets. Management determined that, based on changes in the assets’ characteristics, including current and expected changes in the customer mix of the associated reporting units, a finite-life classification for these assets was more appropriate. As a result, the Company changed the classification of these intangible assets from indefinite-lived to finite-lived and began amortizing them on an accelerated basis in the first quarter of 2020, at which time their estimated remaining weighted average useful life was approximately 12 years.
Expected future amortization expense as of December 31, 2020 is summarized in the following table (in millions):

Amortization Expense
2021	$31.7
2022	25.4
2023	19.7
2024	15.3
2025	11.7
Thereafter	45.7
Total	$149.5
2020 Acquisitions. During 2020, MasTec completed five acquisitions. These acquisitions included the equity interests of two entities. Through a consolidated subsidiary, the Company acquired all of the equity interests in a heavy civil infrastructure construction company that is included within the Company’s Clean Energy and Infrastructure segment. As of the date of acquisition, the Company’s ownership interest in the consolidated subsidiary was 96%, and as of December 31, 2020, was 91%, with a portion of the non-controlling interests owned by members of subsidiary management. The Company also acquired all of the equity interests in a utility service and telecommunications construction contractor that is included within the Company’s Communications segment. The Company also acquired the assets of three entities, one that specializes in wireless telecommunications and one that specializes in install-to-the-home services, both of which are included within the Company’s Communications segment and one that specializes in electrical transmission services that is included within the Company’s Electrical transmission segment.
The aggregate purchase price for these entities was composed of approximately $23.5 million in cash, net of cash acquired, with an additional $3.2 million due through 2023, subject to certain indemnification provisions, and a five-year earn-out liability valued at approximately $8.3 million. Earn-outs are generally payable annually and are recorded within other current and other long-term liabilities in the consolidated balance sheets. As of December 31, 2020, the range of remaining potential undiscounted earn-out liabilities for the 2020 acquisitions was estimated to be between $1 million and $13 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities for these acquisitions was preliminary as of December 31, 2020; as a result, further adjustments to these estimates may occur.
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
The following table summarizes the fair values of consideration paid and net assets acquired for the 2019 acquisitions as of the respective dates of acquisition, as adjusted (in millions):

Acquisition consideration:	2019
Cash, net of cash acquired and other	$176.4
Estimated fair value of contingent consideration and other liabilities	40.1
Total consideration transferred	$216.5
Identifiable assets acquired and liabilities assumed:
Current assets, primarily composed of accounts receivable	$92.6
Property and equipment, including finance leases and other long-term assets	56.1
Amortizing intangible assets	65.9
Current liabilities, including current portion of finance lease obligations and long-term debt	(89.0)
Long-term debt, including finance lease obligations	(2.4)
Deferred income taxes and other long-term liabilities	(27.5)
Total identifiable net assets	$95.7
Goodwill	$120.8
Total net assets acquired, including goodwill	$216.5
Amortizing intangible assets related to the 2019 acquisitions are primarily composed of customer relationships, backlog and certain other intangible assets, which had weighted average lives, as adjusted, of approximately 12 years, 3 years and 5 years, respectively, and a weighted average life of 11 years in total. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The goodwill balances for the respective acquisitions represent the estimated value of each acquired company’s geographic presence in key markets, its assembled workforce and management team’s industry-specific project management expertise, as well as synergies expected to be achieved from the combined operations of the acquired companies and MasTec. Approximately $8 million of the goodwill balance related to the 2019 acquisitions is expected to be tax deductible as of December 31, 2020. Additionally, current liabilities in the table above include amounts due to former owners, who, subsequent to acquisition, are members of subsidiary management, of approximately $11 million, of which $2 million was subsequently paid during 2019 pursuant to the terms of the related purchase agreement.
The contingent consideration and other liabilities included in the table above is composed of $22.3 million of earn-out liabilities, which equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable, and a mandatorily redeemable non-controlling interest, subject to a repurchase formula (collectively, “Earn-outs”), totaling $17.8 million, which is calculated in a manner consistent with the Company’s traditional earn-out arrangements. Earn-outs are generally payable annually for a period of five years, as set forth in the respective purchase agreements. The fair values of the Earn-outs were estimated using income approaches such as discounted cash flows or option pricing models and incorporate significant inputs not observable in the market. Key assumptions in the estimated valuations include the discount rate and probability-weighted EBITDA projections. Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. As of December 31, 2020, the range of remaining potential undiscounted Earn-out liabilities for the 2019 acquisitions was estimated to be between $4 million and $51 million; however, there is no maximum payment amount.
2018 Acquisitions. During 2018, MasTec acquired all of the equity interests in a construction management firm specializing in steel building systems and acquired a wind turbine services company, both of which are included in the Company’s Clean Energy and Infrastructure segment. The aggregate purchase price for these entities, as adjusted, was composed of approximately $5.1 million in cash, net of cash acquired, and estimated earn-out liabilities, net, totaling $1.5 million. As of December 31, 2020, the range of remaining potential undiscounted earn-out liabilities, net, for the 2018 acquisitions was estimated to be up to $4 million; however, there is no maximum payment amount.
Pro Forma Financial Information and Acquisition Results. For the years ended December 31, 2020, 2019 and 2018, unaudited supplemental pro forma revenue totaled approximately $6.4 billion, $7.6 billion and $7.4 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $334.5 million, $406.6 million and $258.7 million, respectively.
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
    For the years ended December 31, 2020, 2019 and 2018, the Company’s consolidated results of operations included acquisition-related revenue of approximately $229.9 million, $188.3 million and $154.4 million, respectively, and included acquisition-related net losses of approximately $6.7 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively, and acquisition-related net income of approximately $1.4 million for the year ended December 31, 2018, based on the Company’s consolidated effective tax rates. These acquisition-related results do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.
Q1 2021 Acquisitions. In the first quarter of 2021, MasTec acquired a heavy civil infrastructure construction company that will be included within the Company’s Clean Energy and Infrastructure segment, and a pipeline integrity and gas distribution contractor that will be included in the Company’s Oil and Gas segment for an aggregate purchase price of approximately $110 million in cash. Due to the limited amount of time since these acquisitions, the initial accounting is incomplete. The Company will complete an initial allocation of purchase price to total net assets acquired for these acquisitions in the first quarter of 2021.
Note 4 – Fair Value of Financial Instruments
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of Earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for mandatorily redeemable non-controlling interests, that are contingent upon the acquired business achieving certain levels of earnings in the future. As of December 31, 2020 and 2019, the estimated fair value of the Company’s Earn-out liabilities totaled $135.2 million and $173.2 million, respectively, of which $48.1 million and $54.1 million, respectively, was included within other current liabilities. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which, as of December 31, 2020, ranged from 12.0% to 20.0%, with a weighted average rate of 13.1% based on the relative fair value of each instrument, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of December 31, 2020, the range of potential undiscounted Earn-out liabilities was estimated to be between $48 million and $179 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. For the years ended December 31, 2020, 2019 and 2018, additions to acquisition-related contingent consideration and other liabilities from new business combinations totaled approximately $7.2 million, $45.2 million and $1.5 million, respectively. For the year ended December 31, 2020, measurement period adjustments totaled an increase of approximately $2.1 million and related to businesses in the Company’s

Communications segment. Measurement period adjustments in 2019 totaled a decrease of approximately $6.1 million and related primarily to businesses in the Company’s Oil and Gas and Communications segment, and in 2018, totaled a net increase of approximately $5.0 million and related primarily to a business in the Company’s Oil and Gas segment. For the year ended December 31, 2020 fair value adjustments totaled a net increase of approximately $3.1 million across multiple segments, including a $1.0 million increase related to mandatorily redeemable non-controlling interests. For the years ended December 31, 2019 and 2018, fair value adjustments totaled net increases of approximately $51.0 million and $17.5 million, respectively, and related primarily to Earn-outs for businesses in the Company’s Oil and Gas and Communications segments. Earn-out payments totaled $50.4 million, $35.0 million and $23.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Equity Investments
The Company’s equity investments as of December 31, 2020 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s equity interests in American Virtual Cloud Technologies, Inc., or “AVCT”; (v) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (vi) certain other equity investments.
As of December 31, 2020 and 2019, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $220 million and $196 million, respectively. As of December 31, 2020 and 2019, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $17 million and $18 million, respectively. There were no material changes in the fair values of, or impairments related to, these investments during either of the years then ended.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $31.3 million, $27.3 million and $23.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $12.0 million, $9.1 million and $10.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $67.3 million as of December 31, 2020. The Company made no equity contributions to these joint ventures for the year ended December 31, 2020, and for the years ended December 31, 2019 and 2018, the Company made equity contributions of approximately $1 million and $28 million, respectively. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $175 million and $174 million as of December 31, 2020 and 2019, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the years ended December 31, 2020 and 2019, the Company’s proportionate share of unrecognized unrealized activity on these interest rate swaps totaled losses of approximately $24.4 million and $19.9 million, respectively, or $18.5 million and $15.0 million, net of tax, respectively, and for the year ended December 31, 2018, totaled gains of approximately $7.7 million, or $5.9 million, net of tax.
Other Investments. The Company has investments in AVCT. These investments include (i) shares of AVCT common stock, which are equity securities, (ii) warrants for the purchase of AVCT common stock, which are derivative financial instruments, and (iii) debentures that are convertible into shares of AVCT common stock, which are available-for-sale securities. As of December 31, 2020 and 2019, the Company’s ownership interest in AVCT’s common stock, represented by the AVCT shares, totaled approximately 9% and 21%, respectively, and its aggregate ownership interest, assuming the exercise and conversion of all legally exercisable warrants and convertible debt into AVCT common stock, totaled approximately 21% as of both periods. José R. Mas, MasTec’s Chief Executive Officer, was a director of AVCT through the end of March 2020.  The Company paid an aggregate of approximately $5 million for its investments in AVCT, all of which are included within other long-term assets in the Company’s consolidated financial statements. The issued shares and those underlying the derivative instruments are salable at various times subject to various contractual and securities law restrictions. The Company does not have the ability to exert significant influence over the operating and financial policies of AVCT.
As of December 31, 2020, the aggregate fair value of the Company’s investments in AVCT approximated $17 million. For the year ended December 31, 2020, the Company recorded unrealized fair value measurement gains on the AVCT securities within other income totaling approximately $10.1 million, primarily related to the AVCT shares, for which the fair value was determined based on the market price of identical securities, adjusted for the restrictions on sale, which is a Level 3 input. Unrealized fair value measurement gains on the AVCT convertible debentures as determined based on Monte Carlo simulations, a Level 3 input, which are recognized within other comprehensive income, totaled approximately $1.8 million, or $1.4 million net of tax, for the year ended December 31, 2020. As of December 31, 2019, the AVCT shares were measured on an adjusted cost basis as their fair value was not readily determinable. The aggregate carrying value of the Company’s investment in AVCT as of December 31, 2019, including the AVCT shares and initial warrants, was approximately $2 million.
The Company has equity interests in certain telecommunications entities that provide services to MasTec and are accounted for as equity method investments, including the Company’s $16 million aggregate investment in FM Tech. For the year ended December 31, 2020 equity in losses, net, related to these entities totaled approximately $1.5 million, and for the year ended December 31, 2019, was de minimis. The difference between the carrying amount of these investments and the Company’s underlying equity in the net assets of the respective entities relates primarily to equity method goodwill associated with assembled workforce for each of these entities. For the years ended December 31, 2020 and 2019, expense recognized in connection with services provided by these entities to MasTec totaled $11.5 million and $7.0 million, respectively, and related amounts payable totaled $0.2 million as of December 31, 2020, and were de minimis as of December 31, 2019.
Summarized Financial Information of Equity Method Investments
The following presents summarized information for the entities that comprise the Company’s significant equity method investments (in millions):

	December 31,
	2020	2019
Current assets	$160.3	$144.5
Long-term assets	1,395.4	1,359.9
Total assets	$1,555.7	$1,504.4

Current liabilities	$56.0	$34.9
Long-term liabilities	1,024.5	978.6
Total liabilities	$1,080.5	$1,013.5

	For the Years Ended December 31,
	2020	2019	2018
Revenue	$169.2	$152.4	$145.8
Net income	$94.7	$82.8	$72.4
Senior Notes
As of December 31, 2020, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600 million and their estimated fair value totaled $625.5 million. As of December 31, 2019, the gross carrying amount of the Company’s 4.875% senior notes due March 15, 2023 (the “4.875% Senior Notes”) totaled $400 million and their estimated fair value totaled $404.5 million. The estimated fair values of the Company’s senior notes were determined using an “exit price” approach based on Level 1 inputs. See Note 7 - Debt for additional information on the 2020 redemption of the Company’s 4.875% Senior Notes and related issuance of its 4.50% Senior Notes.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together “accounts receivable, net”) as of the dates indicated (in millions):

	December 31,
	2020	2019
Contract billings	$805.0	$860.4
Less allowance	(20.5)	(10.1)
Accounts receivable, net of allowance	$784.5	$850.3

Retainage	$287.7	$345.2
Unbilled receivables	682.0	679.4
Contract assets	$969.7	$1,024.6
Contract billings represent the amount of performance obligations that have been billed but have not yet been collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). Retainage is not considered to be a significant financing component because the intent is to protect the customer. Unbilled receivables and retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. The decrease in the retainage balance as of December 31, 2020 was driven largely by timing of project activity in the Company’s Oil and Gas segment, offset, in part, by increases in project activity in the Clean Energy and Infrastructure segment. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Accounts receivable balances expected to be collected beyond one year are recorded within other long-term assets. For the years ended December 31, 2020 and 2019, provisions for credit losses, including potential credit losses from current economic uncertainty, totaled $12.1 million and $1.7 million, respectively, and amounts charged against the allowance, including direct write-offs totaled $1.7 million and $7.9 million, respectively. Impairment losses on contract assets were not material for the years ended December 31, 2020, 2019 and 2018.
Contract liabilities, which are generally classified within current liabilities on the Company’s consolidated balance sheets, consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $228.4 million and $206.2 million as of December 31, 2020 and 2019, respectively, of which deferred revenue comprised approximately $203.0 million and $184.1 million, respectively. For the years ended December 31, 2020 and 2019, the Company recognized revenue of approximately $159.6 million and $199.2 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2019 and 2018, respectively, resulting primarily from the advancement of physical progress on the related projects during the related periods.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. These arrangements, under which amounts can vary based on levels of activity, interest rates and changes in customer payment terms, improve the collection cycle time of the related receivables. Cash collected from these arrangements is reflected within cash provided by operating activities in the consolidated statements of cash flows. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $5.0 million, $10.1 million and $11.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	December 31,
	2020	2019	Estimated Useful Lives (in years)
Land	$6.0	$4.9
Buildings and leasehold improvements	40.5	35.8	3	-	40
Machinery and equipment	1,875.5	1,659.4	2	-	20
Office furniture and equipment	221.6	197.3	3	-	7
Construction in progress	26.1	26.1
Total property and equipment	$2,169.7	$1,923.5
Less accumulated depreciation and amortization	(1,187.4)	(1,017.7)
Property and equipment, net	$982.3	$905.8
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $154.1 million and $138.2 million as of December 31, 2020 and 2019, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $34.3 million and $31.5 million as of December 31, 2020 and 2019, respectively. Accrued capital expenditures, the effects of which are excluded from capital expenditures in the Company’s consolidated statements of cash flows given their non-cash nature, totaled $13.5 million and $5.2 million as of December 31, 2020 and 2019, respectively.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2020	2019
Senior secured credit facility:	September 19, 2024
Revolving loans		$32.7	$339.2
Term loan		397.5	400.0
4.50% Senior Notes	August 15, 2028	600.0	—
4.875% Senior Notes	March 15, 2023	—	400.0
Finance lease and other obligations		288.5	305.6
Total debt obligations		$1,318.7	$1,444.8
Less unamortized deferred financing costs		(16.0)	(12.4)
Total debt, net of deferred financing costs		$1,302.7	$1,432.4
Current portion of long-term debt		145.1	118.4
Long-term debt		$1,157.6	$1,314.0
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
The Company used a portion of the proceeds from the Private Offering to redeem all $400 million of its outstanding 4.875% Senior Notes due 2023 (the “4.875% Senior Notes”) on August 19, 2020 (the “Redemption Date”) at a redemption price equal to 100.813% of the principal amount of the 4.875% Senior Notes redeemed, plus accrued and unpaid interest to, but not including, the Redemption Date. The remaining net proceeds from the Private Offering were primarily used to repay revolving loans under the Company’s existing credit facilities.
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
Management determined that the repurchase and redemption of the Company’s 4.875% Senior Notes should be accounted for as a debt extinguishment and recorded a pre-tax debt extinguishment loss of approximately $5.6 million for the year ended December 31, 2020, including $3.3 million of early repayment premiums and $2.3 million of unamortized deferred financing costs. This loss is separately disclosed within the Company’s consolidated statements of operations.
Senior Secured Credit Facility
The Credit Facility, which is a senior secured credit facility, has aggregate borrowing commitments of approximately $1.75 billion, which amount is composed of $1.35 billion of revolving commitments and a term loan in the aggregate principal amount of $400.0 million. The term loan is subject to amortization in quarterly principal installments of $2.5 million, which commenced in December 2020. This amount will increase to $5.0 million commencing in December 2021. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
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
Outstanding revolving loans and the term loan under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) a Eurocurrency Rate, as defined in the Credit Facility, plus a margin of 1.25% to 1.75%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.25% to 0.75%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) the Eurocurrency Rate plus 1.00%. Financial standby letters of credit and commercial letters of credit issued under the Credit Facility are subject to a letter of credit fee of 1.25% to 1.75%, and performance standby letters of credit issued under the Credit Facility are subject to a letter of credit fee of 0.375% to 0.75%. The Company must also pay a commitment fee to the lenders of 0.20% to 0.30% on any unused availability under the Credit Facility. In each of the foregoing cases, the applicable margin or fee is based on the Company’s Consolidated Leverage Ratio, as defined in the Credit Facility, as of the then most recent fiscal quarter.
As of December 31, 2020 and 2019, outstanding revolving loans, which included $33 million and $138 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 1.87% and 3.50% per annum, respectively. The term loan accrued interest at a rate of 1.40% and 3.05% as of December 31, 2020 and 2019, respectively. Letters of credit of approximately $133.6 million and $98.0 million were issued as of December 31, 2020 and 2019, respectively. As of both December 31, 2020 and 2019, letter of credit fees accrued at 0.375% per annum for performance standby letters of credit and at 1.25% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31,

2020 and 2019, availability for revolving loans totaled $1.2 billion and $0.9 billion, respectively, or up to $516.4 million and $552.0 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $267.3 million and $162.4 million of availability in either Canadian dollars or Mexican pesos as of December 31, 2020 and 2019, respectively. The unused facility fee as of both December 31, 2020 and 2019 accrued at a rate of 0.20%.
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
Other Credit Facilities. The Company has other credit facilities that support: (i) the working capital requirements of its foreign operations, and (ii) certain letter of credit issuances. Borrowings under the Company’s foreign credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. As of both December 31, 2020 and 2019, maximum borrowing capacity under these credit facilities totaled Canadian $20.0 million, or approximately $15.7 million and $15.4 million, respectively, and there were no outstanding borrowings. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, if any, are included within other debt obligations in the table above and classified within long-term debt in the Company’s consolidated balance sheets. Additionally, the Company has a separate credit facility, which is renewable on an annual basis, under which it may issue up to $50.0 million of performance standby letters of credit.  As of December 31, 2020 and 2019, letters of credit issued under this facility totaled $18.2 million and $17.1 million, respectively, and accrued fees at 0.50% and 0.40% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of December 31, 2020 and 2019.
Contractual Maturities of Debt
Contractual maturities of MasTec’s debt, which includes finance lease obligations, as of December 31, 2020 were as follows (in millions):

2021	$145.1
2022	117.5
2023	66.5
2024	389.2
2025	0.4
Thereafter	600.0
Total	$1,318.7
As of December 31, 2020 and 2019, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $12.4 million and $7.5 million, respectively.

Note 8 – Lease Obligations
Finance Leases
The gross amount of assets held under finance leases as of December 31, 2020 and 2019 totaled $563.0 million and $463.5 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $418.7 million and $375.9 million as of December 31, 2020 and 2019, respectively. Depreciation expense associated with finance leases totaled $68.0 million and $48.6 million for the years ended December 31, 2020 and 2019, respectively.
Operating Leases
Operating lease additions for the years ended December 31, 2020 and 2019 totaled $28.0 million and $103.3 million, respectively, and the effect of adoption in 2019 of ASU 2016-02, Leases (Topic 842) was approximately $230.0 million.
For the years ended December 31, 2020 and 2019, rent expense for leases that have terms in excess of one year totaled approximately $113.0 million and $114.5 million, respectively, of which $10.0 million and $10.4 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $312.0 million and $448.2 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2018, rent and related expense for leases that have non-cancelable terms in excess of one year totaled approximately $115.0 million, and rent and related expense for leases having original terms of one year or less totaled approximately $472.1 million. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of December 31, 2020 were as follows (in millions):

	Finance Leases	Operating Leases
2021	$141.5	$82.8
2022	101.5	49.2
2023	47.6	25.4
2024	11.7	16.2
2025	0.5	10.4
Thereafter	—	20.0
Total minimum lease payments	$302.8	$204.0
Less amounts representing interest	(14.3)	(15.0)
Total lease obligations, net of interest	$288.5	$189.0
Less current portion	132.6	72.5
Long-term portion of lease obligations, net of interest	$155.9	$116.5
As of December 31, 2020, finance leases had a weighted average remaining lease term of 2.4 years and a weighted average discount rate of 3.9%. Non-cancelable operating leases had a weighted average remaining lease term of 3.9 years and a weighted average discount rate of 3.7% as of December 31, 2020.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company’s stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance, include: the MasTec, Inc. 2013 Incentive Compensation Plan (as amended from time to time, the “2013 Incentive Plan”), the MasTec, Inc. Amended and Restated Bargaining Units Employee Stock Purchase Plan (the “2013 Bargaining Units ESPP”) and the MasTec, Inc. 2011 Amended and Restated Employee Stock Purchase Plan (the “2011 ESPP,” and, together with the 2013 Bargaining Units ESPP, the “ESPPs”). The 2013 Incentive Plan permits a total of approximately 7,391,000 shares of the Company’s common stock to be issued. Under the Company’s ESPPs, shares of the Company’s common stock are available for purchase by eligible participants, which collectively permit the issuance of up to 3,000,000 new shares of MasTec, Inc. common stock. Under all stock-based compensation plans in effect as of December 31, 2020, there were approximately 2,665,000 shares available for future grant.
Non-cash stock-based compensation expense under all plans totaled $21.9 million, $16.4 million and $13.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $5.7 million, $7.9 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $0.5 million, $3.9 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of December 31, 2020, total unearned compensation related to restricted shares was approximately $37.9 million, which is expected to be recognized over a weighted average period of approximately 2.1 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $16.8 million, $25.0 million and $16.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2018	1,270,233	$31.80
Granted	458,670	53.67
Vested	(494,910)	18.54
Canceled/forfeited	(12,400)	33.87
Non-vested restricted shares, as of December 31, 2019	1,221,593	$45.36
Granted	1,246,583	30.77
Vested	(372,445)	39.88
Canceled/forfeited	(250,390)	57.95
Non-vested restricted shares, as of December 31, 2020	1,845,341	$34.90
(a)    Includes 2,300 restricted stock units as of December 31, 2020. There were no restricted stock units as of December 31, 2019, and there were 18,700 restricted stock units as of December 31, 2018.
Employee Stock Purchase Plans
The following table provides details pertaining to the Company’s ESPPs for the periods indicated:

	For the Years Ended December 31,
	2020	2019	2018
Cash proceeds (in millions)	$7.1	$4.7	$4.2
Common shares issued	239,322	111,136	110,506
Weighted average price per share	$29.61	$42.46	$37.98
Weighted average per share grant date fair value	$9.08	$10.71	$9.36
401(k) Plan. MasTec has a 401(k) plan covering all eligible employees, which allows participants to contribute up to 75% of their pre-tax annual compensation to the plan, subject to certain limitations. Company contributions under the plan are based upon a percentage of the employee’s salary, subject to certain limitations as defined by the plan. During the years ended December 31, 2020, 2019 and 2018, matching contributions totaled approximately $19.3 million, $16.5 million and $13.4 million, respectively.
Deferred Compensation Plans. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. The Company also offers a deferred compensation plan to its Board of Directors, under which directors may elect to defer the receipt of compensation for their services. Total deferred compensation plan assets, which are included within other long-term assets in the consolidated balance sheets, totaled $14.1 million and $11.9 million as of December 31, 2020 and 2019, respectively. Total deferred compensation plan liabilities, which are included within other long-term liabilities in the consolidated balance sheets, totaled $15.0 million and $12.3 million as of December 31, 2020 and 2019, respectively.
Note 10 – Other Retirement Plans
Multiemployer Plans
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

Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions (in millions) For the Years Ended December 31,				Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2020	2019	2018	Expiration Date of CBA	2020	As of		2019	As of		FIP/RP Status	Surcharge
Central Pension Fund of the IUOE & Participating Employers	366052390	001	$5.6	$12.6	$20.4	5/31/2023	Green	1/31/2020		Green	1/31/2019		NA	No
IBEW Local 1249 Pension Plan	156035161	001	3.7	3.2	2.2	5/2/2021	Green	12/31/2019		Green	12/31/2018		NA	No
Pipeline Industry Pension Fund	736146433	001	2.6	9.6	20.7	5/31/2023	Green	12/31/2019	(a)	Green	12/31/2018	(a)	NA	No
Teamsters National Pipe Line Pension Plan	461102851	001	1.8	4.5	7.4	5/31/2023	Green	12/31/2019	(a)	Green	12/31/2018	(a)	NA	No
Laborers' District Council of Western Pennsylvania Pension Fund	256135576	001	1.8	1.9	1.4	5/31/2023	Yellow	12/31/2019		Yellow	12/31/2018		Implemented	No
National Electrical Benefit Fund	530181657	001	1.6	1.2	1.4	Varies through 12/31/2023	Green	12/31/2019		Green	12/31/2018		NA	No
West Virginia Laborers' Pension Trust Fund	556026775	001	1.4	4.9	4.5	5/31/2023	Green	3/31/2020	(a)	Green	3/31/2019	(a)	NA	No
International Union of Operating Engineers Local 132 Pension Fund	556015364	001	1.2	5.0	5.6	5/31/2023	Green	3/31/2020	(a)	Green	3/31/2019	(a)	NA	No
Midwest Operating Engineers Pension Trust Fund	366140097	001	1.1	1.8	1.5	5/31/2023	Green	3/31/2020	(b)	Yellow	3/31/2019	(b)	NA	No
Laborers' Local Union No. 158 Pension Plan	236580323	001	0.9	1.5	1.5	5/31/2023	Green	12/31/2019	(a)	Green	12/31/2018	(a)	NA	No
Central Laborers' Pension Fund	376052379	001	0.8	1.3	0.9	5/31/2023	Yellow	12/31/2019	(b)	Yellow	12/31/2018	(b)	Implemented	No
Laborers' National Pension Fund	751280827	001	0.8	3.0	4.1	5/31/2023	Red	12/31/2019		Red	12/31/2018	(a)	Implemented	No
Employer - Teamsters Local Nos. 175 & 505 Pension Trust Fund	556021850	001	0.6	1.7	1.5	5/31/2023	Red	12/31/2019	(a), (b)	Red	12/31/2018	(a), (b)	Implemented	No
Laborers District Council & Contractors Pension Fund of Ohio	316129964	001	0.4	1.4	1.8	5/31/2023	Green	12/31/2019		Green	12/31/2018		NA	No
Michigan Laborers' Pension Plan	386233976	001	0.4	1.1	1.5	5/31/2023	Yellow	8/31/2020		Yellow	8/31/2019	(b)	Implemented	No
Laborers' Pension Fund of Roanoke, Virginia	546111015	001	0.3	1.5	2.5	5/31/2023	Green	9/30/2019	(a)	Green	9/30/2018	(a)	NA	No
Other funds			5.0	10.7	13.5
Total multiemployer pension plan contributions			$30.0	$66.9	$92.4
(a)The Company’s contributions to this plan represent greater than 5% of the plan’s total contributions.
(b)This plan has utilized extended amortization provisions, which provide plans with extensions of time to amortize pension funding shortfalls.

The number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans and the related number of employees covered by these plans were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
For the Years Ended December 31:	Low	High	Pension	Other Multiemployer	Total
2020	1,119	2,412	$30.0	$7.5	$37.5
2019	1,119	5,349	$66.9	$5.7	$72.6
2018	1,626	6,336	$92.4	$7.3	$99.7

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
For the year ended December 31, 2020, the Company repurchased 3.6 million shares of its common stock, substantially all of which were repurchased in the first quarter, for an aggregate purchase price totaling approximately $120.2 million. Of the total repurchased shares, 0.6 million were repurchased for $28.8 million under a $150 million share repurchase program that was established in September 2018 and completed in the first quarter of 2020, and 3.0 million were repurchased for $91.4 million under the Company’s December 2018 $100 million share repurchase program. For the year ended December 31, 2019, share repurchases, which were completed under the Company’s September 2018 $150 million share repurchase program, totaled approximately $0.6 million. During the year ended December 31, 2018, the Company repurchased approximately 7.2 million shares of its common stock for an aggregate purchase price of $319.0 million. Of the total repurchased shares, 2.9 million were repurchased for $120.6 million under the Company’s September 2018 $150 million share repurchase program, 2.0 million were repurchased for $98.4 million under a $100 million share repurchase program that was established in 2016 and completed in 2018 and 2.3 million were repurchased under the Company’s March 2018 $100 million share repurchase program, which also was completed in 2018.
As of December 31, 2020, $158.6 million was available for future share repurchases under all of the Company’s open share repurchase programs, which included $8.6 million under the Company’s December 2018 share repurchase program, and the full amount of the Company’s March 2020 $150 million share repurchase program.
Accumulated Other Comprehensive Loss
A rollforward of activity within accumulated other comprehensive income (loss) for the periods indicated was as follows (in thousands):

	For the Years Ended December 31,
	2020			2019			2018
	Foreign Currency	Other	Total	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(65,685)	$(10,021)	$(75,706)	$(65,496)	$5,002	$(60,494)	$(62,851)	$(861)	$(63,712)
Unrealized gains (losses), net of tax	1,413	(17,151)	(15,738)	(189)	(15,023)	(15,212)	(2,645)	5,863	3,218
Balance as of December 31	$(64,272)	$(27,172)	$(91,444)	$(65,685)	$(10,021)	$(75,706)	$(65,496)	$5,002	$(60,494)
Unrealized foreign currency translation activity, net, for the three years in the period ended December 31, 2020 relates to the Company’s operations in Canada and Mexico. For the year ended December 31, 2020, unrealized investment activity, net, includes unrealized losses on the Waha JV swaps, offset, in part, by unrealized gains on the AVCT convertible debentures. Unrealized investment activity, net, for the years ended December 31, 2019 and 2018 relates to the Waha JV swaps. See Note 4 - Fair Value of Financial Instruments for additional information pertaining to the Waha JV swaps and AVCT convertible debentures.

Note 12 – Income Taxes
The components of income before income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Domestic	$435.9	$452.2	$341.1
Foreign	(10.7)	58.7	24.2
Total	$425.2	$510.9	$365.3
The provision for income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Current:
Federal	$70.6	$77.4	$26.7
Foreign	2.1	6.2	9.4
State and local	22.6	15.6	10.5
	$95.3	$99.2	$46.6
Deferred:
Federal	$14.8	$22.4	$43.9
Foreign	(9.8)	(2.8)	3.3
State and local	2.2	(2.0)	12.3
	$7.2	$17.6	$59.5
Provision for income taxes	$102.5	$116.8	$106.1
The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated were as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Accrued insurance	$31.1	$28.6
Operating loss carryforwards and tax credits	82.1	70.5
Compensation and benefits	32.8	16.8
Bad debt	3.7	0.9
Other	12.3	11.5
Valuation allowance	(45.8)	(48.8)
Total deferred tax assets	$116.2	$79.5
Deferred tax liabilities:
Property and equipment	$205.0	$179.5
Goodwill	58.7	49.6
Other intangible assets	30.7	35.0
Gain on remeasurement of equity investee	7.0	7.0
Revenue recognition	22.4	20.6
Investments in unconsolidated entities	79.8	74.0
Other	15.5	10.1
Total deferred tax liabilities	$419.1	$375.8
Net deferred tax liabilities	$(302.9)	$(296.3)
In assessing the ability to realize the Company’s deferred tax assets, management considers whether it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the Company’s projected future taxable income and prudent and feasible tax planning strategies in making this assessment. The Company’s valuation allowances as of December 31, 2020 and 2019 are related primarily to foreign net operating losses and deferred tax assets.

The Company’s deferred tax assets for its state net operating loss carryforwards, which may be carried forward from 5 years to indefinitely depending on the jurisdiction, totaled approximately $15.7 million and $11.5 million as of December 31, 2020 and 2019, respectively. The Company’s deferred tax assets for its foreign net operating loss carryforwards, which are primarily related to the Company’s Canadian operations, totaled approximately $66.0 million and $57.4 million as of December 31, 2020 and 2019, respectively. The Canadian net operating loss carryforwards, which make up the majority of the foreign net operating loss carryforwards, begin to expire in 2030. The Company’s deferred tax assets for its federal net operating loss carryforwards, which begin to expire in 2022, totaled $0.1 million as of both December 31, 2020 and 2019.
The 2017 Tax Act included broad tax reform that was applicable to the Company. The Company recognized a net tax benefit of approximately $16.4 million for the year ended December 31, 2018 related to revisions of its initial estimates under the 2017 Tax Act, primarily from finalization of its 2017 tax return, as well as from certain tax accounting method changes and other adjustments. However, since many provisions of the 2017 Tax Act still do not have final guidance issued, it may be necessary for the Company to make future adjustments based on such new guidance.
The Company is generally free of additional U.S. federal tax consequences on distributed foreign subsidiary earnings due to a dividends received deduction implemented as part of the move to a territorial tax system in connection with the 2017 Tax Act. The Company has generally not made a provision for income taxes on unremitted foreign earnings because such earnings are insignificant and are intended to be indefinitely reinvested outside the United States. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future.
A reconciliation of the U.S. statutory federal income tax rate related to pretax income to the effective tax rate for the periods indicated is as follows:

	For the Years Ended December 31,
	2020	2019	2018
U.S. statutory federal rate applied to pretax income	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.3	3.2	4.2
Foreign tax rate differential	(0.2)	0.2	1.5
Non-deductible expenses	1.5	1.7	1.7
Goodwill and intangible assets	(0.2)	(0.5)	3.6
Change in tax rate	0.6	(1.5)	(2.8)
Other	(0.6)	(1.0)	(2.4)
Tax credits	(1.2)	(0.6)	(0.4)
Stock basis adjustment	0.0	(1.8)	0.0
Valuation allowance for deferred tax assets	(1.1)	2.2	2.6
Effective income tax rate	24.1%	22.9%	29.0%
A reconciliation of the beginning and ending amount of uncertain tax positions including interest and penalties is as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Beginning balance	$13.5	$9.4	$8.1
Additions based on tax positions related to the current year	1.5	3.7	2.7
Additions for tax positions of prior years	3.4	0.7	—
Reductions for tax positions of prior years	—	(0.3)	(1.4)
Ending balance	$18.4	$13.5	$9.4
The Company classifies interest and penalties on uncertain tax positions as a component of income tax expense in the consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, income tax expense included interest and penalties related to uncertain tax positions of $1.4 million, $0.5 million and $0.7 million, respectively. Accrued interest and penalties related to uncertain tax positions were $2.6 million and $1.3 million as of December 31, 2020 and 2019, respectively. The effect on the Company’s tax rate if it were to recognize its gross unrecognized tax benefits as of December 31, 2020 approximates $18.4 million, including interest and penalties.
The IRS is examining the Company’s 2016 and 2017 federal income tax returns. Certain foreign and state taxing authorities are examining various years. The final outcome of these examinations is not yet determinable. With few exceptions, as of December 31, 2020, the Company is no longer subject to state examinations by taxing authorities for years before 2017.
Note 13 – Segments and Related Information
Segment Discussion
The Company manages its operations under five operating segments, which represent its five reportable segments: (1) Communications; (2)

Clean Energy and Infrastructure; (3) Oil and Gas; (4) Electrical Transmission and (5) Other. This structure is generally focused on broad end-user markets for the Company’s labor-based construction services. All five reportable segments derive their revenue from the engineering, installation and maintenance of infrastructure, primarily in North America.
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, as well as infrastructure for utilities, among others. The Clean Energy and Infrastructure segment primarily serves energy, utility and other end-markets through the installation and construction of power generation facilities, including from clean energy and renewable sources, such as wind, solar and biomass, as well as various types of heavy civil and industrial infrastructure. The Company performs engineering, construction and maintenance services for pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations. The Other segment includes certain equity investees, the services of which vary from those provided by the Company’s primary segments, as well as other small business units that perform construction and other services for a variety of international end-markets.
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

	For the Years Ended December 31,
Revenue:	2020	2019	2018
Communications (a)	$2,512.2	$2,618.8	$2,556.8
Clean Energy and Infrastructure	1,526.9	1,034.3	665.0
Oil and Gas	1,789.8	3,117.2	3,288.7
Electrical Transmission	506.5	413.9	397.3
Other	0.6	0.2	3.5
Eliminations	(15.0)	(1.2)	(1.9)
Consolidated revenue	$6,321.0	$7,183.2	$6,909.4
(a)    Revenue generated primarily by utilities customers represented 15.6%, 15.0% and 14.9% of Communications segment revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

	For the Years Ended December 31,
EBITDA:	2020	2019	2018
Communications	$270.1	$208.8	$290.4
Clean Energy and Infrastructure	80.4	40.1	40.4
Oil and Gas	510.9	634.2	451.6
Electrical Transmission	14.9	29.5	10.5
Other	30.7	26.5	24.4
Corporate	(124.5)	(115.7)	(156.4)
Consolidated EBITDA	$782.5	$823.4	$660.8

For the year ended December 31, 2020, Corporate EBITDA included $5.6 million of debt extinguishment losses. For the year ended

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

	For the Years Ended December 31,
Depreciation and Amortization:	2020	2019	2018
Communications	$87.1	$65.0	$59.3
Clean Energy and Infrastructure	18.2	14.1	13.7
Oil and Gas	156.6	127.2	113.7
Electrical Transmission	24.7	20.0	19.8
Other	0.1	0.1	0.1
Corporate	11.1	9.1	6.3
Consolidated depreciation and amortization	$297.8	$235.5	$212.9

	As of December 31,
Assets:	2020	2019	2018
Communications	$1,941.9	$1,958.1	$1,461.7
Clean Energy and Infrastructure	653.7	570.5	358.7
Oil and Gas	1,631.1	1,762.4	1,965.3
Electrical Transmission	541.6	463.9	423.9
Other	191.8	192.2	193.9
Corporate	267.7	49.9	36.5
Consolidated segment assets	$5,227.8	$4,997.0	$4,440.0

	For the Years Ended December 31,
Capital Expenditures:	2020	2019	2018
Communications	$38.4	$36.0	$69.3
Clean Energy and Infrastructure	14.0	12.7	6.5
Oil and Gas	149.2	59.7	83.5
Electrical Transmission	3.8	6.8	10.2
Other	0.0	0.0	0.0
Corporate	8.3	11.3	10.9
Consolidated capital expenditures	$213.7	$126.5	$180.4

	For the Years Ended December 31,
EBITDA Reconciliation:	2020	2019	2018
Income before income taxes	$425.2	$510.9	$365.3
Plus:
Interest expense, net	59.6	77.0	82.6
Depreciation	258.8	212.5	192.3
Amortization	38.9	23.0	20.6
Consolidated EBITDA	$782.5	$823.4	$660.8
Foreign Operations and Other. MasTec operates in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico and the Caribbean. Revenue derived from U.S. operations totaled $6.2 billion, $6.9 billion and $6.7 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Revenue derived from foreign operations totaled $133.1 million, $233.5 million and $164.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, the majority of which was derived from the Company’s Canadian operations in its Oil and Gas segment, and, to a lesser extent, from the Company’s operations in Mexico. Long-lived assets held in the U.S. included property and equipment, net, of $959.5 million, $874.7 million and $707.4 million as of December 31, 2020, 2019 and 2018, respectively, and, for the Company’s businesses in foreign countries, totaled $22.8 million, $31.1 million and $40.4 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.4 billion as of both December 31, 2020 and 2019 and totaled $1.2 billion as of December 31, 2018. For the Company’s businesses in foreign countries, intangible assets and goodwill, net, totaled approximately $50.5 million, $56.4 million and $61.5 million, as of December 31, 2020, 2019 and 2018, respectively. The majority of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of December 31, 2020, 2019 and 2018, amounts due from customers from which foreign revenue was derived accounted for approximately 5% of the Company’s consolidated net accounts receivable position for each year, which represents accounts receivable, net, less deferred revenue. Revenue from governmental entities for the year ended December 31, 2020 totaled approximately 2%, and for each of the years ended December 31, 2019 and 2018, was less than 1% of total revenue, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Customer:
AT&T (including DIRECTV®) (a)	18%	20%	23%
Energy Transfer affiliates (b)	5%	8%	14%
Equitrans Midstream Corporation (c)	3%	11%	20%
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
(b)    The Company's relationship with Energy Transfer affiliates is based upon various construction contracts for pipeline activities with Energy Transfer Operating, L.P., and its subsidiaries and affiliates, for which the related revenue is included within the Oil and Gas segment.
(c)    The Company's relationship with Equitrans Midstream Corporation and its affiliates is based upon various construction contracts for pipeline activities, for which the related revenue is included within the Oil and Gas segment.
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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2020 and 2019, there were $151.8 million and $115.1 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of December 31, 2020 or 2019.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2020 and 2019, outstanding performance and payment bonds approximated $764.8 million and $551.4 million, respectively, and estimated costs to complete projects secured by these bonds totaled $263.2 million and $194.7 million as of December 31, 2020 and 2019, respectively.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as a 50% undivided interest in a civil construction project. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of December 31, 2020, the Company was not aware of material future claims against it in connection with these arrangements.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions regarding the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of December 31, 2020 and 2019, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $129.6 million and $123.4 million, respectively, of which $86.1 million and $87.3 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.3 million and $4.2 million as of December 31, 2020 and 2019, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $59.3 million and $64.0 million as of December 31, 2020 and 2019, respectively. Outstanding surety bonds related to self-insurance programs amounted to $37.4 million and $38.5 million as of December 31, 2020 and 2019, respectively.
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
The Company currently contributes, and in the past, has contributed, to plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of December 31, 2020, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2020 and 2019, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. From time to time, in the ordinary course of its business, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec has also issued performance and other guarantees in connection with certain of its equity investments. MasTec also generally warrants the work it performs following substantial completion of a project. Much of the work performed by the Company is evaluated for defects shortly after the work is completed. If warranty claims occur, the Company could be required to repair or replace warrantied items, or, if customers elect to repair or replace the warrantied item using the services of another provider, the Company could be required to pay for the cost of the repair or replacement. Warranty claims have historically not been material
Concentrations of Risk. The Company is subject to certain risk factors, including, but not limited to: governmental and/or regulatory changes, including governmental permitting, or other factors affecting the industries in which the Company operates; changes in customers’ capital spending plans; risks related to market conditions, market uncertainty, including from health outbreaks such as the COVID-19 pandemic and/or economic downturns; risks related to rapid technological changes or customer consolidation; competition; the ability to manage projects effectively and in accordance with management’s estimates; the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice; customer disputes related to the performance of services; seasonality, adverse weather conditions and fluctuations in operational factors; potential exposure to environmental liabilities; risks related to the Company’s acquisitions and strategic investment arrangements, including acquisition integration and financing; exposure from system or information technology interruptions; recoverability of goodwill; collectibility of receivables and resolution of unapproved change orders; availability of qualified employees; the adequacy of our reserves; exposure to litigation; exposure related to foreign operations; and exposure to multiemployer pension plan liabilities. The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors, including from current economic uncertainty. However, MasTec generally has certain lien rights on that work and maintains a diverse customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. MasTec’s customers include: public and private energy providers; pipeline operators; wireless and wireline/fiber service providers; broadband operators; install-to-the-home service providers; and government entities. The industries served by MasTec’s customers include the communications and utilities industries, among others. The Company had approximately 475 customers for the year ended December 31, 2020. As of December 31, 2020, two customers each accounted for approximately, 15% and 12%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. As of December 31, 2019, three customers each accounted for approximately 17%, 13% and 11%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 58%, 64% and 72%, of its revenue from its top ten customers for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 15 – Related Party Transactions

MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing and business development activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the years ended December 31, 2020, 2019 and 2018, such payments to related party entities totaled approximately $80.9 million, $108.0 million and $134.4 million, respectively. Payables associated with such arrangements totaled approximately $8.9 million and $14.7 million as of December 31, 2020 and 2019, respectively. Revenue from such related party arrangements totaled approximately $4.1 million, $2.3 million and $10.3 million for the years ended December 31, 2020, 2019 and 2018. Related amounts receivable, net, as of December 31, 2020 totaled approximately $0.5 million, and as of December 31, 2019, were de minimis.
In 2018, MasTec acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, was a minority owner, for approximately $6.1 million in cash and an estimated earn-out liability of approximately $1.4 million, net, as adjusted. Amounts outstanding for advances made by the Company on behalf of this entity, net, totaled approximately $0.1 million and $0.5 million as of December 31, 2020 and 2019, respectively, which are expected to be settled under customary terms associated with the related purchase agreement.
The Company rents and leases equipment and purchases equipment supplies and servicing from CCI. Juan Carlos Mas serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. For the years ended December 31, 2020, 2019 and 2018, MasTec paid CCI $6.8 million, $41.7 million and $57.6 million, net of rebates, respectively, related to this activity. Amounts payable to CCI, net of rebates receivable, totaled approximately $4.2 million and $0.2 million as of December 31, 2020 and 2019, respectively. The Company has also rented equipment to CCI. Revenue from equipment rentals to CCI totaled approximately $0.9 million for the year ended December 31, 2020, for which the related receivables were de minimis as of December 31, 2020.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the years ended December 31, 2020, 2019 and 2018, MasTec incurred subcontracting expenses of approximately $1.9 million, $10.3 million and $9.9 million, respectively, under these arrangements. As of December 31, 2020 and 2019, related amounts payable totaled approximately $1.4 million and $0.2 million, respectively.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For the years ended December 31, 2020, 2019 and 2018, MasTec paid approximately $2.6 million, $2.4 million and $2.7 million, respectively, related to this leasing arrangement.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are minority owners. Services provided by MasTec include the construction of a soccer facility and stadium as well as wireless infrastructure services. For the years ended December 31, 2020 and 2019, MasTec charged approximately $7.1 million and $12.6 million under these arrangements, respectively. Amounts outstanding as of December 31, 2020 were de minimis, and as of December 31, 2019, totaled approximately $3.9 million. Payments for other expenses related to the Franchise totaled $0.3 million for the year ended December 31, 2020, and as of December 31, 2020, there were no amounts outstanding.
MasTec leases employees and provides satellite communications services to a customer in which Jorge Mas and José R. Mas own a majority interest. For the years ended December 31, 2020, 2019 and 2018, charges to this customer totaled approximately $1.3 million, $1.4 million and $1.7 million, respectively, related to these arrangements. As of December 31, 2020 and 2019, outstanding receivables totaled approximately $0.9 million and $0.8 million, respectively.
The Company has a 25% interest in an entity associated with an acquisition, under which the acquired business and the entity have a subcontracting arrangement. The Company’s interest in this entity is accounted for as an equity method investment. For the year ended December 31, 2020, MasTec received payments totaling approximately $0.4 million from this investee, and as of December 31, 2020, the Company’s net investment in this entity was a liability of approximately $2.0 million, which net amount includes approximately $1.9 million of accounts receivable, net, less deferred revenue, related to the subcontracting arrangement. Additionally, the Company has a strategic arrangement with an entity associated with a separate acquisition, in which members of management of the acquired business have an ownership interest. For the year ended December 31, 2020, approximately $0.9 million of income and recovery of costs was recognized in connection with this arrangement, and as of December 31, 2020, amounts receivable totaled $0.4 million. In addition, for the year ended December 31, 2020, the Company advanced $1.2 million on behalf of this entity, which amount was collected as of December 31, 2020.
One of the Company’s subsidiaries has a subcontracting arrangement with a contractual joint venture in which it holds a 35% undivided interest, for which the related project was complete as of December 31, 2020. Outstanding performance guarantees on behalf of this contractual joint venture totaled Canadian $26.4 million as of both December 31, 2020 and 2019, or approximately $20.7 million and $20.3 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment.
Split Dollar Agreements
MasTec has an amended and restated split dollar life insurance agreement with (i) Jorge Mas, and José R. Mas and Juan Carlos Mas, as trustees of the Jorge Mas Irrevocable Trust (the “Jorge Mas trust”); and (ii) José R. Mas, and Jorge Mas, Juan Carlos Mas and Patricia Mas, as trustees of the José Ramon Mas Irrevocable Trust (the “José R. Mas trust”). The Company is the sole owner of each of the policies and is designated as the named fiduciary under each split dollar agreement, and the policies subject to the split dollar agreement may not be surrendered without the express written consent of the applicable trust. The total maximum face amount of the insurance policies subject to the split dollar agreements is capped at $200 million in the case of Jorge Mas and $75 million in the case of José R. Mas. Upon the death of the applicable executive or the survivor of the applicable executive and his wife, the Company is entitled to receive a portion of the death benefit under the policy equal to the greater of (i) premiums paid by the Company on the policy and (ii) the then cash value of the policy (excluding surrender charges or other similar charges or reductions) immediately before the triggering death. In addition, each executive is entitled to purchase the applicable policy under certain events, including a change in control of the Company.
The Company paid approximately $1.1 million in each of the years ended December 31, 2020, 2019 and 2018 in connection with the split dollar agreements for Jorge Mas, and paid approximately $0.7 million in each of the years ended December 31, 2020, 2019 and 2018 in connection with the split dollar agreements for José R. Mas. Life insurance assets associated with these agreements, which amounts are included within other long-term assets, totaled approximately $22.2 million and $20.3 million as of December 31, 2020 and 2019, respectively.
Note 16 – Quarterly Information (Unaudited)
The following table presents selected unaudited quarterly operating results for the years ended December 31, 2020 and 2019 (in millions, except per share data). The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and notes thereto. The sum of the individual quarterly amounts to the full year amounts as disclosed below may contain slight summation differences due to rounding.

	For the 2020 Quarters Ended				For the 2019 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenue	$1,416.6	$1,569.3	$1,698.3	$1,636.8	$1,518.3	$1,939.0	$2,016.6	$1,709.3
Costs of revenue, excluding depreciation and amortization	$1,226.3	$1,341.8	$1,380.5	$1,322.2	$1,312.0	$1,633.4	$1,690.6	$1,434.2
Net income	$36.1	$56.8	$116.9	$112.9	$43.1	$120.2	$130.1	$100.7
Net income attributable to MasTec, Inc.	$36.2	$57.0	$116.5	$113.1	$43.1	$119.7	$128.6	$100.9
Earnings per share:
Basic	$0.48	$0.79	$1.61	$1.56	$0.57	$1.59	$1.71	$1.34
Diluted	$0.48	$0.78	$1.59	$1.54	$0.57	$1.58	$1.69	$1.33
Certain transactions affecting comparisons of the Company’s quarterly results, which may not represent the amounts recognized for the full year for such transactions, include the following:
(i)    Loss on extinguishment of debt totaling $5.6 million in the third quarter of 2020;
(ii)    Indefinite-lived pre-qualification intangible asset impairment charges, pretax, totaling $3.3 million in the fourth quarter of 2019;
(iii)    Net tax deficiencies from the vesting of share-based payment awards of $0.1 million in the first quarter of 2020, and net tax benefits of $0.6 million in the fourth quarter of 2020. Net tax benefits from the vesting of share-based payment awards of $2.3 million and $1.6 million in the first and fourth quarters of 2019, respectively.
(iv)    Income tax effects from changes in state tax rates totaling an expense of $2.5 million in the fourth quarter of 2020; and income tax effects from changes in Canadian provincial statutory tax rates as well as changes in state tax rates totaling benefits of $1.4 million, $0.5 million and $5.9 million in the second, third and fourth quarters of 2019, respectively.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
Item 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of Condotte America, Inc. and Wyco Field Services, LLC, which were effectively acquired in the second quarter of 2020 and DirectSAT USA, LLC, which was effectively acquired in the fourth quarter of 2020. All of these acquisitions are included in the 2020 consolidated financial statements in this Form 10-K. These acquisitions’ total assets constituted approximately 2% of the Company’s total assets as of December 31, 2020, and represented approximately 1% and less than 1% of the Company’s revenues and net income, respectively, for the year then ended.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2020 and has expressed an unqualified opinion thereon as stated in their report that is included in Item 8. “Financial Statements and Supplementary Data,” of this Form 10-K.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida
Opinion on Internal Control over Financial Reporting
We have audited MasTec, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Condotte America, Inc. (“Condotte”), Wyco Field Services, LLC (“Wyco”) and DirectSAT USA, LLC (“DirectSAT”). Condotte and Wyco were acquired during the second quarter of 2020 and DirectSAT during the fourth quarter of 2020, all of which are included in the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended. These acquisitions constituted approximately 2% of total assets as of December 31, 2020, and approximately 1% and less than 1% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Condotte, Wyco and DirectSAT because of the timing of their acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Condotte, Wyco and DirectSAT.
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
February 25, 2021

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2020, which included: the 2013 Incentive Plan; the 2011 ESPP; and the 2013 Bargaining Units ESPP.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	N/A	N/A	2,664,548	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A		2,664,548
(1)Under the 2013 Incentive Plan, 1,167,860 shares were available for issuance as of December 31, 2020. Under the 2011 ESPP and 2013 Bargaining Units ESPP, 561,666 shares and 935,022 shares, respectively, were available for issuance as of December 31, 2020.
The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this Form 10-K:

(a)    1.    Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 44 through 83.
2.    Financial Statement Schedules – Schedule II - Valuation and Qualifying Accounts.
3.    Exhibits including those incorporated by reference – The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-K.
Exhibit Index

Exhibits	Description (1)
3.1	Composite Articles of Incorporation of MasTec, Inc., filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.
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

4.2	Form of 4.50% Senior Note due 2028, incorporated by reference to Exhibit A of Exhibit 4.3 and filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2020.
4.3
Indenture, dated August 4, 2020, by and among the Company, certain of the Company’s subsidiaries and U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to our Current Report on Form 10-Q filed with the SEC on August 4, 2020 and incorporated by reference herein.

4.4	Description of Capital Stock, filed as Exhibit 4.17 to our Annual Report on Form 10-K filed with the SEC on February 27, 2020 and incorporated by reference herein.
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

10.3*+	MasTec, Inc. Amended and Restated Deferred Compensation Plan.
10.4+
Employment Agreement, effective as of January 1, 2010, between MasTec, Inc. and Robert Apple, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.5*+	MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan.
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

10.7
Second Amended and Restated Subsidiary Guaranty Agreement, dated as of February 22, 2017, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on February 27, 2020 and incorporated by reference herein.

10.8
Amended and Restated Security Agreement, dated as of February 22, 2017, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on February 27, 2020 and incorporated by reference herein.

10.9
Fifth Amended and Restated Pledge Agreement, dated as of February 22, 2017, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on February 27, 2020 and incorporated by reference herein.

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

10.12*+	MasTec, Inc. Amended and Restated Bargaining Units ESPP.
10.13+	MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017 and incorporated by reference herein.
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

10.17+
Form of Executive Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan (for awards made prior to May 14, 2020), filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017 and incorporated by reference herein.

10.18+
Form of Executive Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan (for awards made after May 14, 2020), filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020 and incorporated by reference herein.

10.19+
Form of Executive (Jorge Mas) Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020 and incorporated by reference herein.

10.20+
Employment Agreement by and between MasTec, Inc. and George Pita, dated January 23, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

10.21+	MasTec, Inc. Deferred Fee Plan for Directors (as amended and restated), filed as Exhibit 10.38 to our Form 8-K filed with the SEC on December 23, 2005 and incorporated by reference herein.
21*	Subsidiaries of MasTec, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
(1)    SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.
*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensation plan arrangement.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expense		Other Additions	(Deductions)		Balance at End of Period
Year ended December 31, 2020
Allowance for credit losses	$10.1	$12.1	(a)	$—	$(1.7)	(b)	$20.5
Allowance for unbilled receivables	31.3	38.5	(a)	—	(39.4)	(b)	30.4
Valuation allowance for inventory	7.7	1.8	(c)	—	(1.0)	(d)	8.5
Valuation allowance for deferred tax assets	48.8	6.8	(e)	—	(9.8)	(f)	45.8
Total	$97.9	$59.2		$—	$(51.9)		$105.2
Year ended December 31, 2019
Allowance for credit losses	$16.3	$1.7	(a)	$—	$(7.9)	(b)	$10.1
Allowance for unbilled receivables	22.0	49.7	(a)	—	(40.4)	(b)	31.3
Valuation allowance for inventory	7.8	2.1	(c)	—	(2.2)	(d)	7.7
Valuation allowance for deferred tax assets	40.6	8.2	(e)	—	—		48.8
Total	$86.7	$61.7		$—	$(50.5)		$97.9
Year ended December 31, 2018
Allowance for credit losses	$8.2	$8.6	(a)	$—	$(0.5)	(b)	$16.3
Allowance for unbilled receivables	27.2	33.0	(a)	—	(38.2)	(b)	22.0
Valuation allowance for inventory	7.7	1.1	(c)	—	(1.0)	(d)	7.8
Valuation allowance for deferred tax assets	40.5	0.1	(e)	—	—		40.6
Total	$83.6	$42.8		$—	$(39.7)		$86.7

(a)    Provisions for receivables.
(b)    Write-offs of and reversals for receivables.
(c)    Provisions for obsolete inventory and other adjustments to net realizable value.
(d)    Inventory write-offs.
(e)    Additions related to federal, foreign and state attributes.
(f)     Deductions related to federal, foreign and state attributes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 25, 2021.

MASTEC, INC.

/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2021.

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