Form 10-Q
period 2021-03-31
MASTEC INC
filed 2021-05-06
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of May 3, 2021, MasTec, Inc. had 74,311,342 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2021

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenue	$1,775,424	$1,416,604
Costs of revenue, excluding depreciation and amortization	1,513,859	1,226,297
Depreciation	79,264	53,089
Amortization of intangible assets	11,247	7,391
General and administrative expenses	73,108	85,514
Interest expense, net	12,459	17,004
Equity in earnings of unconsolidated affiliates	(7,346)	(7,834)
Other income, net	(2,596)	(1,342)
Income before income taxes	$95,429	$36,485
Provision for income taxes	(29,317)	(423)
Net income	$66,112	$36,062
Net income (loss) attributable to non-controlling interests	463	(168)
Net income attributable to MasTec, Inc.	$65,649	$36,230

Earnings per share (Note 2):
Basic earnings per share	$0.91	$0.48
Basic weighted average common shares outstanding	72,439	74,738

Diluted earnings per share	$0.89	$0.48
Diluted weighted average common shares outstanding	73,846	75,413

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited - in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net income	$66,112	$36,062
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	371	(296)
Unrealized gains (losses) on investment activity, net of tax	13,839	(22,961)
Comprehensive income	$80,322	$12,805
Comprehensive income (loss) attributable to non-controlling interests	463	(168)
Comprehensive income attributable to MasTec, Inc.	$79,859	$12,973

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$512,407	$423,118
Accounts receivable, net of allowance	876,715	784,488
Contract assets	958,064	969,743
Inventories, net	92,677	89,645
Prepaid expenses	59,825	60,631
Other current assets	50,736	31,390
Total current assets	$2,550,424	$2,359,015
Property and equipment, net	1,024,509	982,328
Operating lease assets	162,359	176,573
Goodwill, net	1,262,718	1,243,034
Other intangible assets, net	225,566	184,043
Other long-term assets	312,727	282,856
Total assets	$5,538,303	$5,227,849
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$157,257	$145,110
Current portion of operating lease liabilities	69,184	72,481
Accounts payable	632,088	571,269
Accrued salaries and wages	176,450	135,316
Other accrued expenses	236,753	187,647
Contract liabilities	259,488	228,388
Other current liabilities	101,680	74,988
Total current liabilities	$1,632,900	$1,415,199
Long-term debt, including finance leases	1,170,419	1,157,632
Long-term operating lease liabilities	106,971	116,506
Deferred income taxes	304,006	302,938
Other long-term liabilities	235,032	230,049
Total liabilities	$3,449,328	$3,222,324
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 93,253,268 and 93,107,440 (including 1,870,460 and 1,843,041 of unvested stock awards) as of March 31, 2021 and December 31, 2020, respectively	9,325	9,311
Capital surplus	840,567	837,453
Retained earnings	1,899,206	1,833,557
Accumulated other comprehensive loss	(77,234)	(91,444)
Treasury stock, at cost: 18,941,926 shares as of both March 31, 2021 and December 31, 2020, respectively	(586,955)	(586,955)
Total MasTec, Inc. shareholders’ equity	$2,084,909	$2,001,922
Non-controlling interests	$4,066	$3,603
Total equity	$2,088,975	$2,005,525
Total liabilities and equity	$5,538,303	$5,227,849

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2021
Balance as of December 31, 2020	93,107,440	$9,311	(18,941,926)	$(586,955)	$837,453	$1,833,557	$(91,444)	$2,001,922	$3,603	$2,005,525
Net income						65,649		65,649	463	66,112
Other comprehensive income							14,210	14,210		14,210
Non-cash stock-based compensation					5,528			5,528		5,528
Issuance of restricted shares, net	138,081	14			(14)			—		—
Other stock issuances, net of shares withheld for taxes	7,747	—			(2,400)			(2,400)		(2,400)
Balance as of March 31, 2021	93,253,268	$9,325	(18,941,926)	$(586,955)	$840,567	$1,899,206	$(77,234)	$2,084,909	$4,066	$2,088,975

For the Three Months Ended March 31, 2020
Balance as of December 31, 2019	91,909,430	$9,191	(15,344,917)	$(466,727)	$809,753	$1,510,709	$(75,706)	$1,787,220	$4,471	$1,791,691
Net income (loss)						36,230		36,230	(168)	36,062
Other comprehensive loss							(23,257)	(23,257)		(23,257)
Non-cash stock-based compensation					4,049			4,049		4,049
Issuance of restricted shares, net	694,779	69			(69)			—		—
Other stock issuances, net of shares withheld for taxes	13,823	2			692			694		694
Acquisition of treasury stock, at cost			(3,569,924)	(119,426)				(119,426)		(119,426)
Balance as of March 31, 2020	92,618,032	$9,262	(18,914,841)	$(586,153)	$814,425	$1,546,939	$(98,963)	$1,685,510	$4,303	$1,689,813

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$66,112	$36,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79,264	53,089
Amortization of intangible assets	11,247	7,391
Non-cash interest expense, net	783	725
Non-cash stock-based compensation expense	5,528	4,049
Benefit from deferred income taxes	(19,838)	(12,614)
Equity in earnings of unconsolidated affiliates	(7,346)	(7,834)
Gains on sales of assets, net	(1,965)	(2,407)
Other non-cash items, net	(5,578)	734
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(61,993)	48,337
Contract assets	26,799	26,311
Inventories	651	5,932
Other assets, current and long-term portion	(7,961)	17,906
Accounts payable and accrued expenses	153,386	34,058
Contract liabilities	14,782	2,603
Other liabilities, current and long-term portion	3,293	(11,076)
Net cash provided by operating activities	$257,164	$203,266
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(88,646)	—
Capital expenditures	(48,058)	(60,594)
Proceeds from sale of property and equipment	6,035	8,363
Payments for other investments	(4,350)	(12,000)
Proceeds from other investments	557	648
Other investing activities, net	(150)	4,843
Net cash used in investing activities	$(134,612)	$(58,740)
Cash flows from financing activities:
Proceeds from credit facilities	18,155	675,935
Repayments of credit facilities	(8,869)	(671,780)
Payments of finance lease obligations	(38,222)	(30,856)
Proceeds from stock-based awards	—	1,476
Payments for stock-based awards	(3,753)	(572)
Repurchases of common stock	—	(119,427)
Other financing activities, net	(502)	—
Net cash used in financing activities	$(33,191)	$(145,224)
Effect of currency translation on cash	(72)	934
Net increase in cash and cash equivalents	$89,289	$236
Cash and cash equivalents - beginning of period	$423,118	$71,427
Cash and cash equivalents - end of period	$512,407	$71,663

Supplemental cash flow information:
Interest paid	$21,689	$21,479
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$50,772	$26,932

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power generation, including from clean energy and renewable sources; pipeline infrastructure; electrical utility transmission and distribution; heavy civil; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Electrical Transmission; and (5) Other. See Note 13 - Segments and Related Information.
Basis of Presentation
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated balance sheet as of December 31, 2020 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 contained in the Company’s 2020 Annual Report on Form 10-K (the “2020 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform to the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these consolidated financial statements are adequate to make the information not misleading.
Principles of Consolidation
The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that MasTec consolidates are reported as non-controlling interests within equity, except for mandatorily redeemable non-controlling interests, which are recorded within liabilities. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence. See Note 4 - Fair Value of Financial Instruments. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity.
Translation of Foreign Currencies
The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses included within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Substantially all of the Company’s foreign operations use their local currency as their functional currency. For foreign operations for which the local currency is not the functional currency, the operation’s non-monetary assets are remeasured into U.S. dollars at historical exchange rates. All other accounts are remeasured at current exchange rates. Gains or losses from remeasurement are included in other income or expense, net. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in other income or expense, net.
In these consolidated financial statements, “$” means U.S. dollars unless otherwise noted.
Management Estimates
    The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of the COVID-19 pandemic, climate change, and other relevant global and/or macroeconomic trends and events. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.
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
COVID-19 Pandemic
During the first quarter of 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The COVID-19 pandemic disrupted business activities and significantly affected global economic conditions in 2020 and continuing into 2021 as federal, state and local governments imposed restrictions and mitigation measures to address the public health crisis, the effects of which resulted in workforce, supply chain and production disruptions and created significant uncertainties in the U.S. and global economies. While the adverse effects of these restrictions and mitigation measures partially subsided in the second half of 2020 and into 2021, the possibility of future restrictions remains in the event of a rise in the number of COVID-19 cases in the future.
As a provider of essential services, all of the Company’s business segments continued to operate throughout 2020 and into 2021, and where safe and possible, the Company’s customers generally directed it to maintain normal work schedules. The Company’s business model has, thus far, proven resilient, and management continues to adapt to the changing operational and economic environment that has resulted from the COVID-19 pandemic. Management’s top priority has been to take appropriate actions to protect the health and safety of its employees, customers and business partners. The Company has adjusted its standard operating procedures within its business operations to ensure employee and customer safety, and is continually monitoring evolving health guidelines and responding to changes as appropriate. The COVID-19 pandemic had a negative impact on the Company’s operations in 2020 and is expected to continue to affect its business activities in 2021. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing, other mitigation measures and other factors, the health and availability of work crews or other key personnel, including subcontractors or supply chain disruptions, and/or delayed project start dates or project shutdowns or cancellations that may be mandated or requested by governmental authorities or others, all of which could result in lower revenue or higher operating costs and/or create lower levels of overhead cost absorption.
Several relief measures have been enacted in response to the effects of the COVID-19 pandemic, including the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Coronavirus Response and Relief Supplemental Appropriations Act (the “Coronavirus Relief Act”).  The CARES Act permitted deferral and/or reduction of certain federal and payroll tax amounts, certain of which the Company pursued, including the deferral of approximately $59 million of payroll taxes, half of which are due by December 31, 2021, with the remainder due by December 31, 2022. The Company will continue to monitor and evaluate the potential effects, usefulness of, and qualification for, additional COVID-19 relief measures on the Company’s financial position, results of operations and cash flows.
Notwithstanding moderation of the COVID-19 pandemic and easing of governmental and other restrictions, the Company may continue to experience negative effects on its business and operations from possible longer-term changes in consumer and customer behavior, and/or from continuing negative economic conditions. The Company believes that it has taken appropriate steps to mitigate the impacts of the COVID-19 pandemic on its business; however, the potential effects of the COVID-19 pandemic are uncertain, as they depend upon numerous evolving factors that management may not be able to accurately predict. The availability of effective treatments and vaccines, the speed with which they can be administered to the public, the degree to which the public is willing to be vaccinated and the degree that vaccines are effective in preventing infection or illness from existing or new strains of COVID-19, along with the length and extent of any continuing economic and market disruptions are unknown, and, therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 28% and 42% of consolidated revenue for the three month periods ended March 31, 2021 and 2020, respectively.
For certain master service and other service agreements under which the Company performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 5% and 6% of consolidated revenue for the three month periods ended March 31, 2021 and 2020, respectively. Substantially all of the Company’s other revenue is recognized over time.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the three month periods ended March 31, 2021 and 2020, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2020 and 2019. Revenue recognized for the three month periods ended March 31, 2021 and 2020 as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $13.8 million and $17.8 million, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such costs, which are amortized over the life of the respective projects, were $3.7 million and $5.5 million as of March 31, 2021 and December 31, 2020.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of March 31, 2021, the amount of the Company’s remaining performance obligations was $5.0 billion. Based on current expectations, the Company expects to recognize approximately $4.0 billion of its remaining performance obligations as revenue during 2021, with the majority of the remaining balance to be recognized in 2022.
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
As of March 31, 2021 and December 31, 2020, the Company included approximately $59 million and $51 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both March 31, 2021 and December 31, 2020, these change orders and/or claims related to projects across the Company’s segments. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Recently Issued Accounting Pronouncements
The discussion below describes the effects of recent accounting pronouncements, as updated from the discussion in the Company’s 2020 Form 10-K.
Accounting Pronouncements Adopted in 2021
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12, which the Company adopted during the first quarter of 2021, did not have a material effect on the Company’s consolidated financial statements.
Note 2 – Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income attributable to MasTec by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.

The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net income attributable to MasTec:
Net income - basic and diluted (a)	$65,649	$36,230
Weighted average shares outstanding:
Weighted average shares outstanding - basic	72,439	74,738
Dilutive common stock equivalents (b)	1,407	675
Weighted average shares outstanding - diluted	73,846	75,413
(a)Calculated as total net income less amounts attributable to non-controlling interests.
(b)For the three month period ended March 31, 2021, there were 22,527 anti-dilutive common stock equivalents.
Note 3 – Goodwill and Other Intangible Assets
The following table provides balances for goodwill by reportable segment as of March 31, 2021 (in millions):

	Communications	Clean Energy and Infrastructure	Oil and Gas	Electrical Transmission	Total Goodwill
Goodwill, gross	$561.9	$166.4	$509.7	$150.1	$1,388.1
Accumulated impairment loss	—	—	(125.4)	—	(125.4)
Goodwill, net	$561.9	$166.4	$384.3	$150.1	$1,262.7
For the three month period ended March 31, 2021, goodwill included additions of $19.7 million from new business combinations and a decrease of $0.2 million from measurement period adjustments. Currency translation effects related to goodwill and accumulated impairment losses for the three month period ended March 31, 2021 totaled approximately $1.8 million of gains and $1.6 million of losses, respectively.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing	Amortizing
	Trade Names	Customer Relationships and Backlog	Pre-Qualifications	Other (a)	Total
Other intangible assets, gross, as of December 31, 2020	$34.5	$297.9	$73.8	$26.4	$432.6
Accumulated amortization		(218.5)	(10.6)	(19.5)	(248.6)
Other intangible assets, net, as of December 31, 2020	$34.5	$79.4	$63.2	$6.9	$184.0
Additions from new business combinations	—	48.0	—	4.3	52.3
Currency translation adjustments	—	—	0.5	—	0.5
Amortization expense		(7.9)	(2.7)	(0.6)	(11.2)
Other intangible assets, net, as of March 31, 2021	$34.5	$119.5	$61.0	$10.6	$225.6
(a)Consists principally of trade names and non-compete agreements.
Quarterly Assessment for Indicators of Impairment. During the first quarter of 2021, in conjunction with the Company’s quarterly review for indicators of impairment, management performed a quantitative assessment of the goodwill associated with one reporting unit within the Oil and Gas segment. Based on the results of this assessment, management determined that the estimated fair value of the reporting unit substantially exceeded its carrying value. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, could result in non-cash impairment charges to goodwill and indefinite-lived intangible assets in the future.
Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or other strategic arrangements in order to deepen its market presence, broaden its geographic reach and expand its service offerings.
2021 Acquisitions. For the three month period ended March 31, 2021, MasTec completed two acquisitions, including all of the equity interests in a heavy civil infrastructure construction company that is included within the Company’s Clean Energy and Infrastructure segment, and all of the equity interests in a pipeline integrity and gas distribution contractor that is included within the Company’s Oil and Gas segment. The aggregate purchase price for these entities was composed of approximately $90 million in cash, net of cash acquired. Determination of the estimated fair values of net assets acquired for these acquisitions was preliminary as of March 31, 2021; as a result, further adjustments to these estimates may occur.
2020 Acquisitions. During the year ended December 31, 2020, MasTec completed five acquisitions. These acquisitions included the equity interests of two entities. Through a consolidated subsidiary, the Company acquired all of the equity interests in a heavy civil infrastructure construction company that is included within the Company’s Clean Energy and Infrastructure segment. As of the date of acquisition, the Company’s ownership interest in the consolidated subsidiary was 96%, and as of both March 31, 2021 and December 31, 2020, was 91%, with the non-controlling interests owned by members of subsidiary management. The Company also acquired all of the equity interests in a utility service and telecommunications construction contractor that is included within the Company’s Communications segment. Additionally, the Company acquired the assets of three entities in 2020, one that specializes in wireless telecommunications and one that specializes in install-to-the-home services, both of which are included within the Company’s Communications segment, and one that specializes in electrical transmission services that is included within the Company’s Electrical Transmission segment.
The aggregate purchase price for these entities was composed of approximately $23.5 million in cash, net of cash acquired, with an additional $3.2 million due through 2023, subject to certain indemnification provisions, and earn-out liabilities with five-year terms valued at approximately $8.3 million. Earn-outs are generally payable annually and are recorded within other current and other long-term liabilities in the consolidated balance sheets. As of March 31, 2021, the range of remaining potential undiscounted earn-out liabilities for the 2020 acquisitions was estimated to be between $1 million and $13 million; however, there is no maximum payment amount. Determination of the estimated fair values of net assets acquired and earn-out liabilities for these acquisitions was preliminary as of March 31, 2021; as a result, further adjustments to these estimates may occur.
Pro Forma Financial Information and Acquisition Results. For the three month periods ended March 31, 2021 and 2020, unaudited supplemental pro forma revenue totaled approximately $1.8 billion and $1.6 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $68.6 million and $46.7 million, respectively.
For the three month periods ended March 31, 2021 and 2020, the Company’s consolidated results of operations included acquisition-related revenue of approximately $86.8 million and $49.5 million, respectively, and included acquisition-related net income of approximately $1.2 million and acquisition-related net losses of approximately $1.2 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of intangible assets and exclude the effects of acquisition costs and interest expense associated with consideration paid for the related acquisitions.
Q2 2021 Acquisitions. In the second quarter of 2021, MasTec completed the acquisition of INTREN, LLC (“INTREN”), a premier specialty utility contractor primarily providing electrical distribution network services under various multi-year master services agreements to the nation’s largest utilities, municipalities and cooperatives. This entity will be included within the Company’s Electrical Transmission segment. MasTec acquired all of INTREN’s equity interests for approximately $420 million in cash plus an Earn-out, which is contingent upon INTREN’s results for the year ended December 31, 2021. The acquisition of INTREN was funded with cash on hand and borrowings under the Company’s senior secured credit facility and is subject to customary purchase price adjustments. MasTec also completed two additional immaterial acquisitions, which included all of the equity interests of a telecommunications and utility engineering services company and a heavy industrial general contractor that will be included within our Communications and Clean Energy and Infrastructure segments, respectively. Due to the limited amount of time since these acquisitions, the initial purchase accounting is incomplete. The Company will complete an initial allocation of purchase price to total net assets acquired for these acquisitions in the second quarter of 2021.
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
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for mandatorily redeemable non-controlling interests (together, “Earn-outs”), that are contingent upon the acquired business achieving certain levels of earnings in the future. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s Earn-out liabilities totaled $134.8 million and $135.2 million, respectively, of which $47.9 million and $48.1 million, respectively, was included within other current liabilities. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which, as of March 31, 2021, ranged from 12.0% to 20.0%, with a weighted average rate of 13.1% based on the relative fair value of each instrument, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of March 31, 2021, the range of potential undiscounted Earn-out liabilities was estimated to be between $56 million and $174 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. There were no Earn-out additions from new business combinations in either of the three month periods ended March 31,

2021 or 2020. For the three month period ended March 31, 2021, there were no measurement period adjustments, and for the three month period ended March 31, 2020, measurement period adjustments totaled an increase of approximately $1.1 million and related to a business in the Company’s Communications segment. Fair value adjustments across multiple segments totaled a net decrease of approximately $0.4 million for the three month period ended March 31, 2021, and totaled a net increase of approximately $1.8 million for the three month period ended March 31, 2020. There were no Earn-out payments in either of the three month periods ended March 31, 2021 or 2020.
Equity Investments
The Company’s equity investments as of March 31, 2021 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s equity interests in American Virtual Cloud Technologies, Inc., or “AVCT”; (v) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (vi) certain other equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures. Some of these investment or strategic arrangements may involve the extension of loans or other types of financing, including approximately $3 million of financing receivables as of both March 31, 2021 and December 31, 2020, and $3 million of financing commitments as of December 31, 2020. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). As of March 31, 2021, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment (“adjusted cost basis”). As of March 31, 2021 and December 31, 2020, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $242 million and $220 million, respectively. As of March 31, 2021 and December 31, 2020, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $18 million and $17 million, respectively. There were no material changes in the fair values of, or impairments related to, these investments during either of the three month periods ended March 31, 2021 or 2020.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $7.7 million and $7.6 million for the three month periods ended March 31, 2021 and 2020, respectively. Distributions of earnings from the Waha JVs are included within operating cash flows. There were no distributions of earnings for the three month period ended March 31, 2021, and for the three month period ended March 31, 2020, distributions of earnings totaled $2.6 million. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $75.0 million as of March 31, 2021. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $196 million and $175 million as of March 31, 2021 and December 31, 2020, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three month period ended March 31, 2021, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $17.3 million, or $13.1 million, net of tax, and for the three month period ended March 31, 2020, totaled losses of approximately $30.3 million, or $23.0 million, net of tax.
Other Investments. The Company has investments in AVCT. These investments include (i) shares of AVCT common stock, which are equity securities, (ii) warrants for the purchase of AVCT common stock, which are derivative financial instruments, and (iii) debentures that are convertible into shares of AVCT common stock, which are available-for-sale securities. As of both March 31, 2021 and December 31, 2020, the Company’s ownership interest in AVCT’s common stock, represented by the AVCT shares, totaled approximately 9%, and its aggregate ownership interest, assuming the exercise and conversion of all legally exercisable warrants and convertible debt into AVCT common stock, totaled approximately 22% and 21% as of March 31, 2021 and December 31, 2020, respectively. José R. Mas, MasTec’s Chief Executive Officer, was a director of AVCT through the end of March 2020.  The Company paid an aggregate of approximately $5 million for its investments in AVCT, all of which are included within other long-term assets in the Company’s consolidated financial statements. The issued shares and those underlying the derivative instruments are salable at various times through 2025 subject to various contractual and securities law restrictions. The Company does not have the ability to exert significant influence over the operating and financial policies of AVCT.
As of both March 31, 2021 and December 31, 2020, the aggregate fair value of the Company’s investments in AVCT approximated $17 million. For the three month period ended March 31, 2021, the Company recorded unrealized fair value measurement losses, net, on the AVCT securities within other expense totaling approximately $1.0 million, primarily related to the AVCT shares, for which the fair value was determined based on the market price of identical securities, adjusted for the restrictions on sale, which is a Level 3 input. Unrealized fair value measurement gains on the AVCT convertible debentures as determined based on Monte Carlo simulations, a Level 3 input, which were recognized within other comprehensive income, totaled approximately $1.0 million, or $0.8 million, net of tax, respectively, for the three month period ended March 31, 2021. There were no material changes in the fair value of the Company’s investment in AVCT for the three month period ended March 31, 2020.

During the first quarter of 2021, MasTec committed to fund up to $2.5 million for a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer and VIE, of which $0.4 million was funded during the three month period ended March 31, 2021. As of March 31, 2021, MasTec had less than a majority of the members on the board and determined that it did not have a controlling financial interest. The Company has the ability to exert significant influence over the VIE, and, as a result, the Company’s investment in Confluence was accounted for as an equity method investment as of March 31, 2021.
The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments, for which the Company had an aggregate investment of $21 million and $19 million, respectively, including $17 million and $16 million, respectively, for FM Tech, as of March 31, 2021 and December 31, 2020. The initial investment in FM Tech provided for an additional $9 million of purchase price upon resolution of certain contingencies, of which $2 million was paid in the first quarter of 2021. As of March 31, 2021, approximately $3 million of contingent payment liabilities were included within other current liabilities. For the three month period ended March 31, 2021, the Company made equity contributions of approximately $2 million related to these entities, and for the three month period ended March 31, 2020, the Company made no equity contributions. Certain of these entities provide services to MasTec. For the three month periods ended March 31, 2021 and 2020, expense recognized in connection with services provided by these entities totaled $1.8 million and $2.7 million, respectively, and related amounts payable totaled $0.3 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively. In addition, the Company has an employee leasing arrangement with one of these entities. Charges to this entity were de minimis for the three month period ended March 31, 2021, and related amounts receivable totaled $0.5 million and $0.4 million as of March 31, 2021 and December 31, 2020, respectively. Amounts advanced to these entities totaled $0.2 million for the three month period ended March 31, 2021, which amount was outstanding as of March 31, 2021.
Senior Notes
As of both March 31, 2021 and December 31, 2020, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600 million, and their estimated fair value, as determined based on an exit price approach using Level 1 inputs, totaled $618.0 million and $625.5 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	March 31, 2021	December 31, 2020
Contract billings	$889.5	$805.0
Less allowance	(12.8)	(20.5)
Accounts receivable, net of allowance	$876.7	$784.5

Retainage	314.0	287.7
Unbilled receivables	644.1	682.0
Contract assets	$958.1	$969.7
Contract billings represent the amount of performance obligations that have been billed but have not yet been collected. Contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). For the three month period ended March 31, 2021, provisions for credit losses totaled a recovery of $7.7 million, resulting from successful collection efforts for previously reserved amounts. For the three month period ended March 31, 2020, provisions for credit losses totaled $1.6 million. Impairment losses on contract assets were not material in either period.
Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $259.5 million and $228.4 million as of March 31, 2021 and December 31, 2020, respectively, of which deferred revenue comprised approximately $240.8 million and $203.0 million, respectively. For the three month periods ended March 31, 2021 and 2020, the Company recognized revenue of approximately $146.8 million and $105.6 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2020 and 2019, respectively, resulting primarily from the advancement of physical progress on the related projects during the related periods.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $0.8 million and $1.8 million for the three month periods ended March 31, 2021 and 2020, respectively.

Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	March 31, 2021	December 31, 2020
Land	$8.4	$6.0
Buildings and leasehold improvements	43.7	40.5
Machinery and equipment	1,972.1	1,875.5
Office furniture and equipment	228.3	221.6
Construction in progress	23.0	26.1
Total property and equipment	$2,275.5	$2,169.7
Less accumulated depreciation and amortization	(1,251.0)	(1,187.4)
Property and equipment, net	$1,024.5	$982.3
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $160.2 million and $154.1 million as of March 31, 2021 and December 31, 2020, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $36.7 million and $34.3 million as of March 31, 2021 and December 31, 2020, respectively. The effects of accrued capital expenditures are excluded from the Company’s consolidated statements of cash flows given their non-cash nature.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	March 31, 2021	December 31, 2020
Senior secured credit facility:	September 19, 2024
Revolving loans		$45.0	$32.7
Term loan		395.0	397.5
4.50% Senior Notes	August 15, 2028	600.0	600.0
Finance lease and other obligations		302.9	288.5
Total debt obligations		$1,342.9	$1,318.7
Less unamortized deferred financing costs		(15.2)	(16.0)
Total debt, net of deferred financing costs		$1,327.7	$1,302.7
Current portion of long-term debt		157.3	145.1
Long-term debt		$1,170.4	$1,157.6
Senior Secured Credit Facility
The Company’s senior secured credit facility (the “Credit Facility”) has aggregate borrowing commitments totaling approximately $1.75 billion, which amount is composed of $1.35 billion of revolving commitments and a term loan in the aggregate principal amount of $400 million. The term loan is subject to amortization in quarterly principal installments of $2.5 million, which commenced in December 2020. This amount will increase to $5.0 million commencing in December 2021. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
As of March 31, 2021 and December 31, 2020, outstanding revolving loans, which included $45 million and $33 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 1.77% and 1.87% per annum, respectively. The term loan accrued interest at rates of 1.36% and 1.40% as of March 31, 2021 and December 31, 2020, respectively. Letters of credit of approximately $127.0 million and $133.6 million were issued as of March 31, 2021 and December 31, 2020, respectively. As of both March 31, 2021 and December 31, 2020, letter of credit fees accrued at 0.375% per annum for performance standby letters of credit and at 1.25% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of both March 31, 2021 and December 31, 2020, availability for revolving loans totaled $1.2 billion, or up to $523.0 million and $516.4 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $255.0 million and $267.3 million of availability in either Canadian dollars or Mexican pesos as of March 31, 2021 and December 31, 2020, respectively. The unused facility fee as of both March 31, 2021 and December 31, 2020 accrued at 0.20% per annum.
The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. There were no outstanding borrowings under the Company’s other credit facilities as of either March 31, 2021 or December 31, 2020. Additionally, the Company has a separate credit facility, under which it may issue up to $50.0 million of performance standby letters of credit.  As of March 31, 2021 and December 31, 2020, letters of credit issued under this facility totaled $26.2 million and $18.2 million, respectively, and accrued fees at 0.40% and 0.50% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
Debt Guarantees and Covenants
The 4.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the Company’s wholly-owned domestic restricted subsidiaries that guarantee its existing credit facilities, subject to certain exceptions. MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both March 31, 2021 and December 31, 2020.
Additional Information
As of March 31, 2021 and December 31, 2020, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $4.8 million and $12.4 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 - Debt in the Company’s 2020 Form 10-K.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. As of March 31, 2021, the Company’s leases have remaining lease terms of up to eight years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of March 31, 2021 and December 31, 2020 totaled $591.3 million and $563.0 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $439.1 million and $418.7 million as of March 31, 2021 and December 31, 2020, respectively. Depreciation expense associated with finance leases totaled $19.0 million and $15.8 million for the three month periods ended March 31, 2021 and 2020, respectively.
Operating Leases
Operating lease additions for the three month periods ended March 31, 2021 and 2020 totaled $5.5 million and $5.8 million, respectively. For the three month periods ended March 31, 2021 and 2020, rent expense for leases that have terms in excess of one year totaled approximately $27.4 million and $35.3 million, respectively, of which $2.2 million and $2.9 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $110.1 million and $77.5 million for the three month periods ended March 31, 2021 and 2020, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of March 31, 2021 were as follows (in millions):

	Finance Leases	Operating Leases
2021, remaining nine months	$115.4	$63.1
2022	115.3	51.5
2023	61.7	27.3
2024	22.5	17.3
2025	2.1	10.8
Thereafter	—	19.8
Total minimum lease payments	$317.0	$189.8
Less amounts representing interest	(14.2)	(13.6)
Total lease obligations, net of interest	$302.8	$176.2
Less current portion	142.2	69.2
Long-term portion of lease obligations, net of interest	$160.6	$107.0
As of March 31, 2021, finance leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 3.7%. Non-cancelable operating leases had a weighted average remaining lease term of 3.9 years and a weighted average discount rate of 3.5% as of March 31, 2021.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of March 31, 2021, there were approximately 2,519,000 shares available for future grant. Non-cash stock-based compensation expense under all plans totaled $5.5 million and $4.0 million for the three month periods ended March 31, 2021 and 2020, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $1.1 million and $0.9 million for the three month periods ended March 31, 2021 and 2020, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $0.1 million and net tax deficiencies totaling $0.1 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of March 31, 2021, total unearned compensation related to restricted shares was approximately $45.7 million, which is expected to be recognized over a weighted average period of approximately 2.2 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $10.9 million and $5.6 million for the three month periods ended March 31, 2021 and 2020, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2020	1,845,341	$34.90
Granted	146,681	92.29
Vested	(110,662)	51.44
Canceled/forfeited	(8,400)	29.80
Non-vested restricted shares, as of March 31, 2021	1,872,960	$38.44
(a)    Includes 2,500 and 2,300 restricted stock units as of March 31, 2021 and December 31, 2020, respectively.
Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”), under which shares of the Company’s common stock are available for purchase by eligible participants. Effective January 1, 2021, the Company’s ESPPs were amended (the “Amended ESPPs”), eliminating the look-back option and changing the offering period from three months to two weeks. Under the Amended ESPPs, eligible participants are permitted to purchase MasTec, Inc. common stock at 85% of the fair market value of the shares on the date of purchase, which occurs on the last trading day of each two week offering period. Previously, these plans allowed participants to purchase MasTec, Inc. common stock at 85% of the fair market value of the shares at the lower of (i) the date of commencement of the offering period or (ii) the last day of the offering period, as defined in the plan documents. Prior to January 1, 2021, the fair value of purchases under the ESPPs was estimated using the Black-Scholes option-pricing valuation model. The Company may issue common shares to plan participants or reacquire common shares on the open market or in privately negotiated transactions, at the Company’s discretion. For the three month period ended March 31, 2021, 18,843 shares were purchased by employees for $1.4 million pursuant to the Amended ESPPs, which shares were reacquired by the Company on the open market. For the three month period ended March 31, 2020, 53,399 shares were purchased by employees for $1.5 million, which shares were newly issued by the Company. Compensation expense associated with the Company’s ESPPs totaled approximately $0.3 million and $0.4 million for the three month periods ended March 31, 2021 and 2020, respectively.
Note 10 – Other Retirement Plans
Multiemployer Plans. Certain of MasTec’s subsidiaries contribute amounts to multiemployer pension and other multiemployer benefit plans and trusts (“MEPPs”). Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans and the related number of employees covered by these plans for the periods indicated were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended March 31:
2021	2,412	2,532	$22.5	$2.2	$24.7
2020	1,119	1,424	$5.4	$1.7	$7.1
The fluctuations in the number of employees covered under multiemployer plans and related contributions in the table above related primarily to timing of activity for the Company’s union resource-based projects, the majority of which are within its oil and gas operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase of shares of MasTec common stock from time to time in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. There were no share repurchases under the Company’s share repurchase programs for the three month period ended March 31, 2021. For the three month period ended March 31, 2020, the Company repurchased 3.6 million shares of its common stock for an aggregate purchase price totaling approximately $119.4 million, of which 0.6 million shares were repurchased for $28.8 million under a $150 million share repurchase program that was completed in the first quarter of 2020, and 3.0 million shares of which were repurchased for $90.6 million under the Company’s December 2018 $100 million share repurchase program. As of March 31, 2021, $158.6 million was available for future share repurchases under all of the Company’s open share repurchase programs, which included $8.6 million under the Company’s December 2018 share repurchase program, and the full amount of the Company’s March 2020 $150 million share repurchase program.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, for the three month periods ended March 31, 2021 and 2020 relates to the Company’s operations in Canada and Mexico. For the three month period ended March 31, 2021, unrealized investment activity includes unrealized gains on both the interest rate swaps associated with the Waha JVs and on the Company’s investment in AVCT convertible debentures. For the three month period ended March 31, 2020, unrealized losses on investment activity relates to the Waha JV swaps. See Note 4 - Fair Value of Financial Instruments for additional information pertaining to the Waha JV swaps and AVCT convertible debentures.
Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended March 31, 2021 and 2020, the Company’s consolidated effective tax rates were 30.7% and 1.2%, respectively. The Company’s effective tax rate for the three month period ended March 31, 2021 included the effect of $2.3 million related to non-deductible share-based compensation, and for the three month period ended March 31, 2020, benefited from the release of approximately $9.6 million of certain valuation allowances on Canadian deferred tax assets that were no longer necessary.
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

	For the Three Months Ended March 31,
Revenue:	2021	2020
Communications (a)	$568.6	$644.1
Clean Energy and Infrastructure	350.4	286.3
Oil and Gas	725.5	359.1
Electrical Transmission	133.5	128.1
Other	0.0	0.0
Eliminations	(2.6)	(1.0)
Consolidated revenue	$1,775.4	$1,416.6
(a)    Revenue generated primarily by utilities customers represented 20.1% and 15.2% of Communications segment revenue for the three month periods ended March 31, 2021 and 2020, respectively.

	For the Three Months Ended March 31,
EBITDA:	2021	2020
Communications	$48.9	$50.8
Clean Energy and Infrastructure	10.9	5.0
Oil and Gas	167.6	74.4
Electrical Transmission	3.6	8.3
Other	7.4	7.4
Corporate	(40.0)	(31.9)
Consolidated EBITDA	$198.4	$114.0

	For the Three Months Ended March 31,
Depreciation and Amortization:	2021	2020
Communications	$21.8	$19.7
Clean Energy and Infrastructure	7.6	4.0
Oil and Gas	52.1	28.1
Electrical Transmission	6.1	5.9
Other	0.0	0.0
Corporate	2.9	2.8
Consolidated depreciation and amortization	$90.5	$60.5

	For the Three Months Ended March 31,
EBITDA Reconciliation:	2021	2020
Income before income taxes	$95.4	$36.5
Plus:
Interest expense, net	12.5	17.0
Depreciation	79.3	53.1
Amortization of intangible assets	11.2	7.4
Consolidated EBITDA	$198.4	$114.0
Foreign Operations and Other. MasTec has operations in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico, the Caribbean and India. Revenue derived from U.S. operations totaled $1.7 billion and $1.4 billion for the three month periods ended March 31, 2021 and 2020, respectively. Revenue derived from foreign operations totaled $46.4 million and $45.7 million for the three month periods ended March 31, 2021 and 2020, respectively, substantially all of which was derived from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $1.0 billion as of both March 31, 2021 and December 31, 2020, and, for the Company’s businesses in foreign countries, totaled $22.2 million and $22.8 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.4 billion as of both March 31, 2021 and December 31, 2020, and for the Company’s businesses in foreign countries, totaled approximately $49.4 million and $50.5 million as of March 31, 2021 and December 31, 2020, respectively. The majority of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of both March 31, 2021 and December 31, 2020, amounts due from customers from which foreign revenue was derived accounted for approximately

5%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. Revenue from governmental entities for the three month periods ended March 31, 2021 and 2020 totaled approximately 4% and 2%, respectively, of total revenue, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended March 31,
Customer:	2021	2020
Enbridge, Inc. (a)	25%	1%
AT&T (b)	11%	24%
(a)    The Company’s relationship with Enbridge, Inc. is based upon various construction contracts for pipeline activities, for which the related revenue is included within the Oil and Gas segment.
(b)    The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for installation and maintenance services, as well as construction/installation contracts for AT&T’s: (i) wireless; (ii) wireline/fiber; and (iii) various install-to-the-home businesses. Revenue from AT&T is included within the Communications segment. The decrease in AT&T revenue for the three month period ended March 31, 2021 as compared with the same period in 2020 was primarily driven by lower levels of wireless services, including from the effects of the COVID-19 pandemic and temporary project timing delays related to recently completed 5G spectrum auctions.
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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2021 and December 31, 2020, there were $153.2 million and $151.8 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of March 31, 2021 or December 31, 2020.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2021 and December 31, 2020, outstanding performance and payment bonds approximated $1,739.7 million and $764.8 million, respectively, and estimated costs to complete projects secured by these bonds totaled $773.7 million and $263.2 million as of March 31, 2021 and December 31, 2020, respectively. Included in these balances as of March 31, 2021 are $115.0 million of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests ranging from 30% to 50% in three civil construction projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of March 31, 2021, the Company was not aware of material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of March 31, 2021 and December 31, 2020 are amounts held by entities that are proportionately consolidated totaling $7.6 million and $8.2 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. In addition, the Company provided $0.7 million of project-related financing to its contractual joint ventures for the three month period ended March 31, 2021.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.

Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of March 31, 2021 and December 31, 2020, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $136.3 million and $129.6 million, respectively, of which $89.0 million and $86.1 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $5.3 million and $4.3 million as of March 31, 2021 and December 31, 2020, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $59.3 million as of both March 31, 2021 and December 31, 2020. Outstanding surety bonds related to self-insurance programs amounted to $37.4 million as of both March 31, 2021 and December 31, 2020.
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
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of March 31, 2021, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of March 31, 2021 and December 31, 2020, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
Other Guarantees. From time to time in the ordinary course of its business, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations, and in some states, obligations in connection with obtaining contractors’ licenses. MasTec has also issued performance and other guarantees in connection with certain of its equity investments. MasTec also generally warrants the work it performs following substantial completion of a project. Much of the work performed by the Company is evaluated for defects shortly after the work is completed. If warranty claims occur, the Company could be required to repair or replace warrantied items, or, if customers elect to repair or replace the warrantied item using the services of another provider, the Company could be required to pay for the cost of the repair or replacement. Warranty claims have historically not been material.
Concentrations of Risk. The Company had approximately 330 customers for the three month period ended March 31, 2021. As of March 31, 2021, two customers each accounted for approximately 14% and 10%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. As of December 31, 2020, two customers each accounted for approximately 15% and 12%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 68% and 62% of its revenue from its top ten customers for the three month periods ended March 31, 2021 and 2020, respectively.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing and business development activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended March 31, 2021 and 2020, such payments to related party entities totaled approximately $20.5 million and $25.3 million, respectively. Payables associated with such arrangements totaled approximately $10.4 million and $8.9 million as of March 31, 2021 and December 31, 2020, respectively. Revenue from such related party arrangements totaled approximately $1.1 million and $1.0 million for the three month periods ended March 31, 2021 and 2020, respectively. Related amounts receivable, net, totaled approximately $0.2 million and $0.5 million as of March 31, 2021 and December 31, 2020, respectively.
In 2018, MasTec acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, was a minority owner. Amounts outstanding for advances made by the Company on behalf of this entity, net, totaled approximately $0.2 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively, which amounts are expected to be settled under customary terms associated with the related purchase agreement.
The Company rents and leases equipment, and purchases certain supplies and servicing from CCI. Juan Carlos Mas serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. For the three month periods ended March 31, 2021 and 2020, MasTec paid CCI $5.0 million and $0.3 million, net of rebates, respectively, related to this activity. Amounts payable to CCI, net of rebates receivable, totaled approximately $4.6 million and $4.2 million as of March 31, 2021 and December 31, 2020, respectively. The Company has also rented equipment to CCI. Revenue from equipment rentals to CCI totaled approximately $0.1 million for the three month period ended March 31, 2021, for which related receivables totaled approximately $0.1 million as of March 31, 2021, and as of December 31, 2020, were de minimis.

MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended March 31, 2021 and 2020, MasTec incurred subcontracting expenses of approximately $29.0 million and $0.7 million, respectively, under these arrangements. As of March 31, 2021 and December 31, 2020, related amounts payable totaled approximately $18.6 million and $1.4 million, respectively.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For both the three month periods ended March 31, 2021 and 2020, MasTec paid approximately $0.6 million related to this leasing arrangement.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are minority owners. Services provided by MasTec include the construction of a soccer facility and stadium as well as wireless infrastructure services. For the three month period ended March 31, 2021, charges under these arrangements were de minimis, and for the three month period ended March 31, 2020, MasTec charged approximately $4.0 million. Related amounts outstanding as of both March 31, 2021 and December 31, 2020 were de minimis. Payments for other expenses related to the Franchise for the three month periods ended March 31, 2021 and 2020 totaled approximately $0.1 million and $0.2 million, respectively, for which there were no amounts outstanding as of either March 31, 2021 or December 31, 2020.
MasTec leases employees and provides satellite communications services to a customer in which Jorge Mas and José R. Mas own a majority interest. For both the three month periods ended March 31, 2021 and 2020, charges to this customer under these arrangements totaled approximately $0.3 million. As of March 31, 2021 and December 31, 2020, related amounts receivable totaled approximately $0.8 million and $0.9 million, respectively.
The Company, through a second quarter 2020 acquisition, has a 25% interest in an entity, under which the acquired business and the 25%-owned entity have a subcontracting arrangement. The Company’s interest in this entity, for which post-acquisition operating activity is de minimis, is accounted for as an equity method investment. As of both March 31, 2021 and December 31, 2020, the Company’s net investment in this entity was a liability of approximately $2.0 million, which net amount includes approximately $1.9 million of accounts receivable, net, less deferred revenue, related to the subcontracting arrangement. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. For the three month period ended March 31, 2021, approximately $0.2 million of income was recognized in connection with these arrangements. As of March 31, 2021 and December 31, 2020, related amounts receivable totaled $0.6 million and $0.4 million, respectively.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, of which Jorge Mas or José R. Mas is a trustee. There were no payments made in connection with these agreements in either of the three month periods ended March 31, 2021 or 2020, and life insurance assets associated with these agreements totaled approximately $22.2 million as of both March 31, 2021 and December 31, 2020.

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
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our 2020 Form 10-K, including those described under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors,” as updated by Item 1A, “Risk Factors” in this report and other filings we make with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three month periods ended March 31, 2021 and 2020. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2020 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Impact of the COVID-19 Pandemic
During the first quarter of 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of COVID-19. The COVID-19 pandemic disrupted business activities and significantly affected global economic conditions in 2020 and continuing into 2021 as federal, state and local governments imposed restrictions and mitigation measures to address the public health crisis, the effects of which resulted in workforce, supply chain and production disruptions and created significant uncertainties in the U.S. and global economies. While the adverse effects of these restrictions and mitigation measures partially subsided in the second half of 2020 and into 2021, the possibility of future restrictions remains in the event of a rise in the number of COVID-19 cases in the future. The extent to which the COVID-19 pandemic could affect our business, operations and financial results will depend upon numerous evolving factors that we may not be able to accurately predict, including the availability of effective treatments and vaccines, the speed with which they can be administered to the public, the degree to which the public is willing to be vaccinated and the degree that vaccines are effective in preventing infection or illness from existing or new strains of COVID-19, along with the length and extent of any continuing economic and market disruptions.
As a provider of essential services, all of our business segments continued to operate throughout 2020 and into 2021, and where safe and possible, our customers generally directed us to maintain normal work schedules. Our business model has, thus far, proven resilient, and we continue to adapt to the changing operational and economic environment that has resulted from the COVID-19 pandemic. Our top priority has been to take appropriate actions to protect the health and safety of our employees, customers and business partners. We have adjusted our standard operating procedures within our business operations to ensure employee and customer safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures have included implementation of specialized training programs, appropriate social distancing procedures and required use of personal protective equipment for our crew operations, as well as appropriate sanitation measures for key equipment and facilities. We have restricted non-essential business travel and incorporated work-at-home programs as appropriate for our administrative offices. For in-office operations, appropriate safety and social distancing measures have been incorporated. We have also developed human resource guidance to assist our employees. In certain locations where our operations experienced challenges as a result of the pandemic, we have actively collaborated with our customers to minimize potential service disruptions and operational impacts.
The COVID-19 pandemic had a negative impact on our operations in 2020, and is expected to continue to affect our business activities in 2021. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing, other mitigation measures and other factors, the health and availability of work crews or other key personnel, including subcontractors, supply chain disruptions, and/or delayed project start dates or project shutdowns or cancellations that may be mandated or requested by governmental authorities or others, all of which could result in lower revenue or higher operating costs and/or create lower levels of overhead cost absorption. We continue to actively monitor the effects of the COVID-19 pandemic on our operations and may take further actions, as necessary, that we determine to be in the best interests of our employees, customers, business partners and stakeholders, or as required by federal, state, or local authorities. Additionally, disruptions in economic activity as a result of the COVID-19 pandemic have had, and may continue to have, adverse effects across our end markets, particularly in the oil and gas sector. To the extent that future business activities are adversely affected by the pandemic, we intend to take appropriate actions to mitigate any such impacts.
Several relief measures have been enacted in response to the effects of the COVID-19 pandemic, including the CARES Act and the Coronavirus Relief Act.  We have deferred approximately $59 million of payroll taxes under the CARES Act, half of which are due by December 31, 2021, with the remainder due by December 31, 2022. We will continue to monitor and evaluate the potential effects, usefulness of, and qualification for, additional COVID-19 relief measures on our financial position, results of operations and cash flows.

Notwithstanding moderation of the COVID-19 pandemic and easing of governmental and other restrictions, we may continue to experience negative effects on our business and operations from possible longer-term changes in consumer and customer behavior, and/or from continuing negative economic conditions. We believe that we have taken appropriate steps to mitigate the impacts of the COVID-19 pandemic on our business; however, the potential effects of the COVID-19 pandemic are uncertain, as they depend upon numerous evolving factors that we may not be able to accurately predict, and therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
As of March 31, 2021, we maintained a strong balance sheet, have strong relationships with our banking partners and had ample liquidity totaling approximately $1.7 billion, comprising $1.2 billion of availability under our Credit Facility and $512 million of cash. We believe that our financial position, strong cash flows and operational strengths will enable us to manage the current challenges and uncertainties resulting from the COVID-19 pandemic. Our business operations typically generate significant cash flow, affording us the flexibility to invest strategically in our efforts to maximize shareholder value through acquisitions and other strategic arrangements, share repurchases and capital expenditures. We are carefully managing liquidity and are monitoring any potential effects from the pandemic on our financial results, cash flows and/or working capital, and intend to take appropriate actions in efforts to mitigate any impacts.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power generation, including from clean energy and renewable sources; pipeline infrastructure; electrical utility transmission and distribution; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended March 31, 2021, we had an average of approximately 19,000 employees and 450 locations. We offer our services primarily under the MasTec service mark. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Electrical Transmission and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements, which are incorporated by reference, for segment results and information and significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we expect to realize approximately 67% of our estimated March 31, 2021 backlog in 2021. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	March 31, 2021	December 31, 2020	March 31, 2020
Communications	$3,751	$3,806	$3,987
Clean Energy and Infrastructure	1,386	1,025	1,307
Oil and Gas	2,211	2,486	2,597
Electrical Transmission	516	557	434
Other	—	—	1
Estimated 18-month backlog	$7,864	$7,874	$8,326
As of March 31, 2021, 46% of our backlog is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from the potential adverse effects of the COVID-19 pandemic on economic activity, and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 -

Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of March 31, 2021, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $3.2 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $0.4 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2021 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $1.2 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
Economic, Industry and Market Factors
In addition to the effects of the pandemic noted above, we closely monitor the effects of changes in economic and market conditions on our customers. Changes in general economic and market conditions can negatively affect demand for our customers’ products and services, which can affect our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, or the cost to provide such services, including (i) changes to our customers’ capital spending plans, including any potential effects from public health issues, such as the recent COVID-19 pandemic; (ii) new or changing regulatory requirements, governmental policy changes, and customer or industry initiatives, including with respect to climate change, sustainability and related environmental concerns, and/or from changes in governmental permitting; (iii) economic, political or other market developments or uncertainty, including access to capital for customers in the industries we serve; (iv) changes in technology, tax and other incentives; and (v) mergers and acquisitions among the customers we serve. Changes in demand for, and/or fluctuations in market prices for oil, gas and other fuel sources, and availability of transportation and transmission capacity can also affect demand for our services, in particular, on pipeline and energy generation construction projects. These fluctuations, as well as the highly competitive nature of our industry, can result in lower levels of activity and profit on the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules, public health matters, such as the COVID-19 pandemic, holidays and/or timing, in particular, for large non-recurring projects. Typically, our revenue is lowest at the beginning of the year and during the winter months because cold, snowy or wet conditions cause project delays. Revenue is generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate, but continued cold and wet weather can often affect second quarter productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including warm winter weather, excessive rainfall, flooding or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the potential effects of the COVID-19 pandemic, climate change, and other relevant global and/or macroeconomic trends and events. These estimates form the basis for making judgments about our operating results, including the results of construction contracts accounted for under the cost-to-cost method, and the carrying values of assets and liabilities, that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors.
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
Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference, and to our 2020 Form 10-K for discussion of our significant accounting policies, and refer to Note 3 - Goodwill and Other Intangible Assets in the notes to the consolidated financial statements, which is incorporated by reference, for details of our first quarter 2021 quarterly review of goodwill and indefinite-lived intangible assets for indicators of impairment.
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

	For the Three Months Ended March 31,
	2021		2020
Revenue	$1,775.4	100.0%	$1,416.6	100.0%
Costs of revenue, excluding depreciation and amortization	1,513.9	85.3%	1,226.3	86.6%
Depreciation	79.3	4.5%	53.1	3.7%
Amortization of intangible assets	11.2	0.6%	7.4	0.5%
General and administrative expenses	73.1	4.1%	85.5	6.0%
Interest expense, net	12.5	0.7%	17.0	1.2%
Equity in earnings of unconsolidated affiliates	(7.3)	(0.4)%	(7.8)	(0.6)%
Other income, net	(2.6)	(0.1)%	(1.3)	(0.1)%
Income before income taxes	$95.4	5.4%	$36.5	2.6%
Provision for income taxes	(29.3)	(1.7)%	(0.4)	(0.0)%
Net income	$66.1	3.7%	$36.1	2.5%
Net income (loss) attributable to non-controlling interests	0.5	0.0%	(0.2)	(0.0)%
Net income attributable to MasTec, Inc.	$65.6	3.7%	$36.2	2.6%

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

	Revenue		EBITDA and EBITDA Margin
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Reportable Segment:	2021	2020	2021		2020
Communications	$568.6	$644.1	$48.9	8.6%	$50.8	7.9%
Clean Energy and Infrastructure	350.4	286.3	10.9	3.1%	5.0	1.7%
Oil and Gas	725.5	359.1	167.6	23.1%	74.4	20.7%
Electrical Transmission	133.5	128.1	3.6	2.7%	8.3	6.5%
Other	0.0	0.0	7.4	NM	7.4	NM
Eliminations	(2.6)	(1.0)	—	—	—	—
Corporate	—	—	(40.0)	—	(31.9)	—
Consolidated Results	$1,775.4	$1,416.6	$198.4	11.2%	$114.0	8.0%
NM - Percentage is not meaningful
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenue. For the three month period ended March 31, 2021, consolidated revenue totaled $1,775 million as compared with $1,417 million for the same period in 2020, an increase of $359 million, or 25%. Revenue increases in our Oil and Gas segment of $366 million, or 102%, our Clean Energy and Infrastructure segment of $64 million, or 22%, and in our Electrical Transmission segment of $5 million, or 4%, were partially offset by a decrease in revenue in our Communications segment of $76 million, or 12%. Acquisitions contributed $87 million of revenue for the three month period ended March 31, 2021, and organic revenue increased by approximately $272 million, or 19%, as compared with the same period in 2020.
Communications Segment. Communications revenue was $569 million for the three month period ended March 31, 2021, as compared with $644 million for the same period in 2020, a decrease of $76 million, or 12%. Acquisitions contributed $32 million of revenue for the three month period ended March 31, 2021, and organic revenue decreased by approximately $108 million, or 17%, as compared with the same period in 2020. The decrease in organic revenue was primarily driven by a lower levels of wireless services, including from the effects of the COVID-19 pandemic and temporary project timing delays related to recently completed 5G spectrum auctions, for which deployment is expected to begin in the latter part of 2021.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $350 million for the three month period ended March 31, 2021 as compared with $286 million for the same period in 2020, an increase of $64 million, or 22%. For the three month period ended March 31, 2021, acquisitions contributed $49 million and organic revenue increased by $15 million, or 5%, as compared with the same period in 2020, due to higher levels of project activity.
Oil and Gas Segment. Oil and Gas revenue was $726 million for three month period ended March 31, 2021, as compared with $359 million for the same period in 2020, an increase of $366 million, or 102%. The expected increase was primarily due to higher levels of large diameter project activity, which initiated during the quarter and will continue throughout the balance of the year, partially offset by the effects of timing of other projects. For the three month period ended March 31, 2021, acquisitions contributed $5 million and organic revenue increased by $361 million, or 101%, as compared with the same period in 2020.
Electrical Transmission Segment. Electrical Transmission revenue was $134 million for the three month period ended March 31, 2021 as compared with $128 million for the same period in 2020, an increase of $5 million, or 4%, due to higher levels of project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $288 million, or 23%, to $1,514 million for the three month period ended March 31, 2021 from $1,226 million for the same period in 2020. Higher levels of revenue contributed an increase of $311 million in costs of revenue, excluding depreciation and amortization, and improved productivity contributed a decrease of approximately $23 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 130 basis points, from 86.6% of revenue for the three month period ended March 31, 2020 to 85.3% of revenue for the same period in 2021, including from the effects of project efficiencies, close-outs and mix in certain of our segments.
Depreciation. Depreciation was $79 million, or 4.5% of revenue, for the three month period ended March 31, 2021, as compared with $53 million, or 3.7% of revenue, for the same period in 2020, an increase of $26 million, or 49%. Acquisitions contributed $2 million of depreciation for the three month period ended March 31, 2021, and organic depreciation increased by $24 million, or 45%, due to the impact of prior year capital investments, including to support expected increased levels of large diameter pipeline project activity in 2021. As a percentage of revenue, depreciation increased by approximately 70 basis points.
Amortization of intangible assets. Amortization of intangible assets was $11 million, or 0.6% of revenue, for the three month period ended March 31, 2021, as compared with $7 million, or 0.5% of revenue, for the same period in 2020, an increase of approximately $4 million, or 52%, primarily related to acquisitions. As a percentage of revenue, amortization of intangible assets increased by approximately 10 basis points.
General and administrative expenses. General and administrative expenses were $73 million, or 4.1% of revenue, for the three month period ended March 31, 2021, as compared with $86 million, or 6.0% of revenue, for the same period in 2020, a decrease of $12 million, or 15%. Acquisitions contributed $4 million of general and administrative expenses for the three month period ended March 31, 2021. Excluding the effects of acquisitions, general and administrative expenses for the three month period ended March 31, 2021 decreased by $16 million, or approximately 19%, as compared with the same period in the prior year, primarily due to a recovery of provisions for credit losses and reductions in compensation, travel and professional fee expense, offset, in part, by the effects of legal and settlement matter timing and stock-based compensation expense. Overall, general and administrative expenses as a percentage of revenue decreased by approximately 190 basis points for the three month period ended March 31, 2021 as compared with the same period in 2020, due, in part, to higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was approximately $12 million, or approximately 0.7% of revenue, for the three month period ended March 31, 2021, as compared with $17 million, or 1.2% of revenue, for the same period in 2020. The decrease in interest expense, net, related primarily to a reduction in interest expense from credit facility activity as well as a decrease in discount charges on financing arrangements for trade receivables. Interest expense from credit facility activity decreased by approximately $4 million as compared with the same period in the prior year due to a combination of lower average balances and lower interest rates. The reduction in interest expense on credit facility activity and financing arrangements was offset, in part, by an increase in interest expense on senior notes. In August 2020, we issued $600 million aggregate principal amount of 4.50% Senior Notes and redeemed $400 million aggregate principal amount of our 4.875% Senior Notes.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month periods ended March 31, 2021 and 2020, equity in earnings from unconsolidated affiliates totaled approximately $7 million and $8 million, respectively, and related primarily to our investments in the Waha JVs, and, to a lesser extent, to investments in certain telecommunications entities.
Other income, net. Other income, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments and gains or losses from changes to estimated earn-out accruals. Other income, net, was $3 million for the three month period ended March 31, 2021, as compared with $1 million of other income, net, for the same period in 2020. For the three month period ended March 31, 2021, other income, net, included approximately $2 million of gains on sales of equipment, net, and $1 million, net, of expense from certain investments and strategic arrangements, offset by other income, including from certain asset recoveries. For the three month period ended March 31, 2020, other income, net, included approximately $2 million of gains on sales of equipment, net, offset, in part, by approximately $2 million of expense from changes to estimated earn-out accruals, net.
Provision for income taxes. Income tax expense was $29 million for the three month period ended March 31, 2021. Income tax expense for the three month period ended March 31, 2020 was de minimis. Pre-tax income increased to $95 million for the three month period ended March 31, 2021 as compared with $36 million for the same period in 2020. For the three month period ended March 31, 2021, our effective tax rate increased to 30.7% from 1.2% for the same period in 2020. Our effective tax rate in the first quarter of 2021 included the effect of $2.3 million related to non-deductible share-based compensation, whereas in the first quarter of 2020, our effective tax rate included a benefit of approximately $10 million related to the release of certain valuation allowances on Canadian deferred tax assets that were no longer necessary.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $49 million, or 8.6% of revenue, for the three month period ended March 31, 2021, as compared with $51 million, or 7.9% of revenue, for the same period in 2020, a decrease of $2 million, or approximately 4%. Lower levels of revenue contributed to a decrease in EBITDA of $6 million. As a percentage of revenue, EBITDA increased by approximately 70 basis points, or approximately $4 million, due primarily to improved project efficiencies and mix.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $11 million, or 3.1% of revenue, for the three month period ended March 31, 2021, as compared with EBITDA of $5 million, or 1.7% of revenue, for the same period in 2020, an increase in EBITDA of approximately $6 million, or 119%. Higher levels of revenue contributed an increase in EBITDA of approximately $1 million. As a percentage of revenue, EBITDA increased by approximately 140 basis points, or $5 million, due to improved project efficiencies, close-outs and mix.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $168 million, or 23.1% of revenue, for the three month period ended March 31, 2021, as compared with $74 million, or 20.7% of revenue, for the same period in 2020, an increase of $93 million, or 125%. Higher levels of revenue contributed an increase in EBITDA of $76 million, and improved productivity contributed an increase in EBITDA of approximately $17 million. EBITDA margins increased by approximately 240 basis points due primarily to improved project efficiencies, close-outs and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $4 million, or 2.7% of revenue, for the three month period ended March 31, 2021, as compared with EBITDA of $8 million, or 6.5% of revenue, for the same period in 2020, a decrease in EBITDA of approximately $5 million, or 57%, due primarily to reduced productivity. As a percentage of revenue, EBITDA decreased by approximately 380 basis points, due primarily to reduced project efficiencies, close-outs and mix.
Other Segment. EBITDA from Other businesses was approximately $7 million for both the three month periods ended March 31, 2021 and 2020, and related primarily to equity in earnings from our investments in the Waha JVs.
Corporate. Corporate EBITDA was negative $40 million for the three month period ended March 31, 2021, as compared with EBITDA of negative $32 million for the same period in 2020, for a decrease in EBITDA of approximately $8 million. Corporate EBITDA for the three month period ended March 31, 2021 included approximately $1 million of expense, net, from certain investments and strategic arrangements, whereas for the same period in 2020, Corporate EBITDA included approximately $2 million of expense related to changes in estimated earn-out accruals, net. Excluding the effects of these items, other corporate expenses for the three month period ended March 31, 2021 increased by approximately $9 million as compared with the same period in the prior year, due primarily to the effects of timing of legal and settlement matters and stock-based compensation expense.
Foreign Operations
Our foreign operations are primarily in Canada and, to a lesser extent, in Mexico, the Caribbean and India. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference.

Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, amortization of intangible assets and the tax effects of the adjusted items, including non-cash stock-based compensation expense and the effects of changes in statutory tax rates. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. We exclude intangible asset amortization from our adjusted measures due to its non-operational nature and inherent volatility, as acquisition activity varies from period to period. We also believe this presentation is common practice in our industry and improves comparability of our results with those of our peers, although each company’s definitions of these adjusted measures may vary as they are not standardized and should be used in light of the provided reconciliations.
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

	For the Three Months Ended March 31,
	2021		2020
Net income	$66.1	3.7%	$36.1	2.5%
Interest expense, net	12.5	0.7%	17.0	1.2%
Provision for income taxes	29.3	1.7%	0.4	0.0%
Depreciation	79.3	4.5%	53.1	3.7%
Amortization of intangible assets	11.2	0.6%	7.4	0.5%
EBITDA	$198.4	11.2%	$114.0	8.0%
Non-cash stock-based compensation expense	5.5	0.3%	4.0	0.3%
Adjusted EBITDA	$203.9	11.5%	$118.0	8.3%
A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended March 31,
	2021		2020
EBITDA	$198.4	11.2%	$114.0	8.0%
Non-cash stock-based compensation expense	5.5	0.3%	4.0	0.3%
Adjusted EBITDA	$203.9	11.5%	$118.0	8.3%
Reportable Segment:
Communications	$48.9	8.6%	$50.8	7.9%
Clean Energy and Infrastructure	10.9	3.1%	5.0	1.7%
Oil and Gas	167.6	23.1%	74.4	20.7%
Electrical Transmission	3.6	2.7%	8.3	6.5%
Other	7.4	NM	7.4	NM
Corporate	(34.5)	—	(27.9)	—
Adjusted EBITDA	$203.9	11.5%	$118.0	8.3%

NM - Percentage is not meaningful
The table below reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended March 31,
	2021		2020
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$66.1	$0.89	$36.1	$0.48
Adjustments:
Non-cash stock-based compensation expense	5.5	0.07	4.0	0.05
Amortization of intangible assets	11.2	0.15	7.4	0.10
Total adjustments, pre-tax	$16.8	$0.23	$11.4	$0.15
Income tax effect of adjustments (a)	(1.3)	(0.02)	(2.7)	(0.04)
Statutory tax rate effects (b)	0.5	0.01	—	—
Adjusted non-U.S. GAAP measure	$82.0	$1.10	$44.9	$0.60
(a)    Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, which for the three month periods ended March 31, 2021 and 2020, included net tax benefits of $0.1 million and net tax deficiencies of $0.1 million, respectively, from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effect on pre-tax income. For the three month periods ended March 31, 2021 and 2020, our consolidated effective tax rates, as reported, were 30.7% and 1.2%, respectively, and as adjusted, were 26.9% and 6.4%, respectively.
(b)    For the three month period ended March 31, 2021, includes the effect of changes in state tax rates.
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
Capital Expenditures. For the three month period ended March 31, 2021, we spent approximately $48 million on capital expenditures, or $42 million, net of asset disposals, and incurred approximately $51 million of equipment purchases under finance leases. We estimate that we will spend approximately $150 million on capital expenditures, or approximately $100 million, net of asset disposals, in 2021, and expect to incur approximately $180 million to $200 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the three month period ended March 31, 2021, we used $89 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future Earn-out liabilities as of March 31, 2021 was approximately $135 million. Of this amount, $56 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the three month periods ended March 31, 2021 and 2020, we made no Earn-out payments. In the second quarter of 2021, we completed the acquisition of INTREN, LLC (“INTREN”), a premier specialty utility contractor, for approximately $420 million in cash plus an Earn-out, which is contingent upon INTREN’s results for the year ended December 31, 2021. See Note 3 - Goodwill and Other Intangible Assets in the notes to the consolidated financial statements, which is incorporated by reference.
Income Taxes. For the three month periods ended March 31, 2021 and 2020, tax payments, net of tax refunds, and tax refunds, net of tax payments, respectively, were de minimis. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of March 31, 2021, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, was generally flat at approximately $1.8 billion as of both March 31, 2021 and December 31, 2020.
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
Summary of Financial Condition, Liquidity and Capital Resources
Including our current assessment of the potential effects of the COVID-19 pandemic on our results of operations and capital resource requirements, we anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, acquisition, strategic arrangement and investment funding requirements, share repurchase activity and other liquidity needs for at least the next twelve months.
Sources and Uses of Cash
As of March 31, 2021, we had approximately $918 million in working capital, defined as current assets less current liabilities, as compared with $944 million as of December 31, 2020. Cash and cash equivalents totaled approximately $512 million and $423 million as of March 31, 2021 and December 31, 2020, respectively.
Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$257.2	$203.3
Net cash used in investing activities	$(134.6)	$(58.7)
Net cash used in financing activities	$(33.2)	$(145.2)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, including the effect of deferrals from COVID-19 relief provisions, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the three month period ended March 31, 2021 was $257 million, as compared with approximately $203 million for the same period in 2020, for an increase in cash provided by operating activities of approximately $54 million. The increase was primarily due to an increase in net income, coupled with increases in certain non-cash adjustments to reconcile net income to operating cash flows, including depreciation expense. These increases were offset, in part, by the effect of working capital-related changes in assets and liabilities, net.
Our days sales outstanding, net of contract liabilities (“DSO”) was 80 as of March 31, 2021 and 86 as of December 31, 2020. DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. The decrease in our DSOs for the three month period ended March 31, 2021 was due to timing of ordinary course billing and collection activities. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities increased by approximately $76 million to $135 million for the three month period ended March 31, 2021 from $59 million for the three month period ended March 31, 2020. Cash paid for acquisitions, net, increased by approximately $89 million for the three month period ended March 31, 2021 as compared with the same period in 2020. For the three month period ended March 31, 2021, we spent $48 million on capital expenditures, or $42 million, net of asset disposals, as compared with $61 million, or $52 million, net of asset disposals, for the same period in 2020, for a decrease in cash used in investing activities of approximately $10 million. Payments for other investments, which related to investments in certain telecommunications entities, decreased from $12 million to $4 million for the three month period ended March 31, 2021 as compared with the same period in 2020.
Financing Activities. Net cash used in financing activities for the three month period ended March 31, 2021 was $33 million, as compared with $145 million for the three month period ended March 31, 2020, for a decrease in cash used in financing activities of $112 million. The decrease in cash used in financing activities was driven primarily by share repurchases, which totaled $119 million for the three month period ended March 31, 2020. Credit facility and other borrowing-related activity, net, for the three month period ended March 31, 2021 totaled $9 million of borrowings, net of repayments, as compared with $4 million for the three month period ended March 31, 2020, for an increase in cash provided by financing activities of approximately $5 million. Payments of finance lease obligations increased by approximately $7 million for the three month period ended March 31, 2021 as compared with the same period in 2020, for an increase in cash used in financing activities.
Senior Secured Credit Facility
We have a senior secured credit facility (the “Credit Facility”) maturing on September 19, 2024. Aggregate borrowing commitments under the Credit Facility total $1.75 billion, composed of $1.35 billion of revolving commitments and a term loan totaling $400 million in original principal amount, of which $395 million was outstanding as of March 31, 2021. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions or other strategic arrangements, equity investments, share repurchases and the repurchase or prepayment of indebtedness.
We are dependent upon borrowings and letters of credit under the Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of our Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2020 Form 10-K.
4.50% Senior Notes
We have $600 million of 4.50% Senior Notes due August 15, 2028 (the “4.50% Senior Notes”). The 4.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by our wholly-owned domestic restricted subsidiaries that guarantee our existing credit facilities, subject to certain exceptions. The 4.50% Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2020 Form 10-K.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of March 31, 2021.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2020 Form 10-K. Also see Note 7 - Debt in the notes to the consolidated financial statements in this Form 10-Q for current period balances and discussion, which is incorporated by reference.
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
Impact of Inflation
The primary inflationary factors affecting our operations are labor and fuel costs, and to a lesser extent, material costs. In times of low unemployment, our labor costs may increase due to shortages in the supply of skilled labor. Additionally, the prices of oil and gas are subject to unexpected fluctuations due to events outside of our control, including geopolitical events, the effects of climate change and fluctuations in global supply and demand, which have recently caused volatility in the oil and gas markets. We closely monitor inflationary factors and any impact they may have on our business operations, operating results or financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2021, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of March 31, 2021, we had $45 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 1.77% and a term loan with a balance of $395 million with an interest rate of 1.36%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $1 million for the three month period ended March 31, 2021.
As of March 31, 2021, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes and $303 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 3.7%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 3% of our total revenue for the three month period ended March 31, 2021. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the three month periods ended March 31, 2021. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of March 31, 2021. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2020 Form 10-K.
ITEM 1A.    RISK FACTORS
Subject to the potential effects of the COVID-19 pandemic on certain of the risks we normally face in operating our business, including those disclosed in our 2020 Form 10-K, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2020 Form 10-K, as updated by our Quarterly Report on Form 10-Q and other filings we make with the SEC.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
January 1 through January 31	7,317	$79.19	—	$158,617,588
February 1 through February 28	6,115	$86.94	—	$158,617,588
March 1 through March 31	43,375	$97.78	—	$158,617,588
Total	56,807		—
(a)Includes 7,317, 5,869 and 5,657 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in January, February and March of 2021, respectively, and 246 and 37,718 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in February and March of 2021, respectively.
(b)As of March 31, 2021, the remaining amount available for share repurchases includes $8.6 million under our December 2018 $100 million share repurchase program, which was publicly announced on December 21, 2018, and the full amount under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.	Description
10.1+
MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan, filed as Exhibit 10.5 to our Annual Report on Form 10-K filed with the SEC on February 25, 2021 and incorporated by reference herein.

10.2+	MasTec, Inc. Amended and Restated Bargaining Units ESPP, filed as Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 25, 2021 and incorporated by reference herein.
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).

______________
*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensation plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	May 6, 2021
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)