Form 10-Q
period 2021-06-30
MASTEC INC
filed 2021-08-05
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of August 2, 2021, MasTec, Inc. had 74,314,887 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2021

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$1,962,658	$1,569,297	$3,738,082	$2,985,901
Costs of revenue, excluding depreciation and amortization	1,675,232	1,341,825	3,189,091	2,568,122
Depreciation	87,501	57,687	166,766	110,776
Amortization of intangible assets	19,923	9,793	31,170	17,184
General and administrative expenses	84,960	84,959	158,068	170,473
Interest expense, net	13,829	14,808	26,288	31,812
Equity in earnings of unconsolidated affiliates, net	(7,525)	(6,813)	(14,871)	(14,647)
Other income, net	(14,089)	(10,527)	(16,686)	(11,869)
Income before income taxes	$102,827	$77,565	$198,256	$114,050
Provision for income taxes	(27,062)	(20,738)	(56,379)	(21,161)
Net income	$75,765	$56,827	$141,877	$92,889
Net income (loss) attributable to non-controlling interests	314	(178)	777	(346)
Net income attributable to MasTec, Inc.	$75,451	$57,005	$141,100	$93,235

Earnings per share (Note 2):
Basic earnings per share	$1.04	$0.79	$1.95	$1.27
Basic weighted average common shares outstanding	72,501	72,045	72,470	73,392

Diluted earnings per share	$1.02	$0.78	$1.91	$1.26
Diluted weighted average common shares outstanding	73,976	72,777	73,913	74,135

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited - in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$75,765	$56,827	$141,877	$92,889
Other comprehensive (loss) income:
Foreign currency translation gains (losses), net of tax	843	(840)	1,214	(1,137)
Unrealized (losses) gains on investment activity, net of tax	(3,465)	(1,325)	10,374	(24,286)
Comprehensive income	$73,143	$54,662	$153,465	$67,466
Comprehensive income (loss) attributable to non-controlling interests	314	(178)	777	(346)
Comprehensive income attributable to MasTec, Inc.	$72,829	$54,840	$152,688	$67,812

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$237,271	$423,118
Accounts receivable, net of allowance	865,235	784,488
Contract assets	1,103,726	969,743
Inventories, net	87,355	89,645
Prepaid expenses	69,887	60,631
Other current assets	44,815	31,390
Total current assets	$2,408,289	$2,359,015
Property and equipment, net	1,101,234	982,328
Operating lease assets	215,554	176,573
Goodwill, net	1,331,699	1,243,034
Other intangible assets, net	521,033	184,043
Other long-term assets	323,819	282,856
Total assets	$5,901,628	$5,227,849
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$163,116	$145,110
Current portion of operating lease liabilities	85,573	72,481
Accounts payable	629,910	571,269
Accrued salaries and wages	210,561	135,316
Other accrued expenses	207,571	187,647
Contract liabilities	238,853	228,388
Other current liabilities	103,407	74,988
Total current liabilities	$1,638,991	$1,415,199
Long-term debt, including finance leases	1,420,460	1,157,632
Long-term operating lease liabilities	142,777	116,506
Deferred income taxes	323,950	302,938
Other long-term liabilities	214,081	230,049
Total liabilities	$3,740,259	$3,222,324
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 93,256,202 and 93,107,440 (including 1,869,208 and 1,843,041 of unvested stock awards) as of June 30, 2021 and December 31, 2020, respectively	9,326	9,311
Capital surplus	841,190	837,453
Retained earnings	1,974,657	1,833,557
Accumulated other comprehensive loss	(79,856)	(91,444)
Treasury stock, at cost: 18,941,926 shares as of both June 30, 2021 and December 31, 2020, respectively	(586,955)	(586,955)
Total MasTec, Inc. shareholders’ equity	$2,158,362	$2,001,922
Non-controlling interests	$3,007	$3,603
Total equity	$2,161,369	$2,005,525
Total liabilities and equity	$5,901,628	$5,227,849

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2021
Balance as of March 31, 2021	93,253,268	$9,325	(18,941,926)	$(586,955)	$840,567	$1,899,206	$(77,234)	$2,084,909	$4,066	$2,088,975
Net income						75,451		75,451	314	75,765
Other comprehensive loss							(2,622)	(2,622)		(2,622)
Non-cash stock-based compensation					6,072			6,072		6,072
Issuance of restricted shares, net	3,114	—			—			—		—
Shares withheld for taxes, net of other share activity	(180)	1			(20)			(19)		(19)
Purchase of non-controlling interests					(5,429)			(5,429)	(1,373)	(6,802)
Balance as of June 30, 2021	93,256,202	$9,326	(18,941,926)	$(586,955)	$841,190	$1,974,657	$(79,856)	$2,158,362	$3,007	$2,161,369

For the Three Months Ended June 30, 2020
Balance as of March 31, 2020	92,618,032	$9,262	(18,914,841)	$(586,153)	$814,425	$1,546,939	$(98,963)	$1,685,510	$4,303	$1,689,813
Net income (loss)						57,005		57,005	(178)	56,827
Other comprehensive loss							(2,166)	(2,166)		(2,166)
Non-cash stock-based compensation					5,850			5,850		5,850
Forfeiture of restricted shares, net	(1,424)	—			—			—		—
Other stock issuances, net of shares withheld for taxes	48,489	5			1,309			1,314		1,314
Acquisition of treasury stock, at cost			(27,085)	(802)				(802)		(802)
Balance as of June 30, 2020	92,665,097	$9,267	(18,941,926)	$(586,955)	$821,584	$1,603,944	$(101,129)	$1,746,711	$4,125	$1,750,836

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2021
Balance as of December 31, 2020	93,107,440	$9,311	(18,941,926)	$(586,955)	$837,453	$1,833,557	$(91,444)	$2,001,922	$3,603	$2,005,525
Net income						141,100		141,100	777	141,877
Other comprehensive income							11,588	11,588		11,588
Non-cash stock-based compensation					11,600			11,600		11,600
Issuance of restricted shares, net	141,195	14			(14)			—		—
Other stock issuances, net of shares withheld for taxes	7,567	1			(2,420)			(2,419)		(2,419)
Purchase of non-controlling interests					(5,429)			(5,429)	(1,373)	(6,802)
Balance as of June 30, 2021	93,256,202	$9,326	(18,941,926)	$(586,955)	$841,190	$1,974,657	$(79,856)	$2,158,362	$3,007	$2,161,369

For the Six Months Ended June 30, 2020
Balance as of December 31, 2019	91,909,430	$9,191	(15,344,917)	$(466,727)	$809,753	$1,510,709	$(75,706)	$1,787,220	$4,471	$1,791,691
Net income (loss)						93,235		93,235	(346)	92,889
Other comprehensive loss							(25,423)	(25,423)		(25,423)
Non-cash stock-based compensation					9,899			9,899		9,899
Issuance of restricted shares, net	693,355	69			(69)			—		—
Other stock issuances, net of shares withheld for taxes	62,312	7			2,001			2,008		2,008
Acquisition of treasury stock, at cost			(3,597,009)	(120,228)				(120,228)		(120,228)
Balance as of June 30, 2020	92,665,097	$9,267	(18,941,926)	$(586,955)	$821,584	$1,603,944	$(101,129)	$1,746,711	$4,125	$1,750,836

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$141,877	$92,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	166,766	110,776
Amortization of intangible assets	31,170	17,184
Non-cash interest expense, net	1,563	1,451
Non-cash stock-based compensation expense	11,600	9,899
Benefit from deferred income taxes	(1,594)	(20,575)
Equity in earnings of unconsolidated affiliates	(14,871)	(14,647)
Gains on sales of assets, net	(5,975)	(8,334)
Other non-cash items, net	(7,836)	12,297
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	32,710	(60,246)
Contract assets	(46,148)	64,321
Inventories	5,167	(4,629)
Other assets, current and long-term portion	(2,604)	31,234
Accounts payable and accrued expenses	60,452	164,297
Contract liabilities	(16,020)	130,784
Other liabilities, current and long-term portion	(6,915)	(59,481)
Net cash provided by operating activities	$349,342	$467,220
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(589,055)	(10,493)
Capital expenditures	(97,029)	(132,755)
Proceeds from sale of property and equipment	12,960	17,861
Payments for other investments	(6,197)	(16,777)
Proceeds from other investments	557	648
Other investing activities, net	2,650	4,843
Net cash used in investing activities	$(676,114)	$(136,673)
Cash flows from financing activities:
Proceeds from credit facilities	414,741	1,235,935
Repayments of credit facilities	(161,375)	(1,401,899)
Payments of finance lease obligations	(76,630)	(61,587)
Payments of acquisition-related contingent consideration	(20,893)	(10,097)
Payments to non-controlling interests, including acquisition of interests and distributions	(8,888)	—
Payments for stock-based awards	(3,774)	(593)
Proceeds from stock-based awards	—	3,936
Repurchases of common stock	—	(120,228)
Other financing activities, net	(2,343)	(17)
Net cash provided by (used in) financing activities	$140,838	$(354,550)
Effect of currency translation on cash	87	1,214
Net decrease in cash and cash equivalents	$(185,847)	$(22,789)
Cash and cash equivalents - beginning of period	$423,118	$71,427
Cash and cash equivalents - end of period	$237,271	$48,638

Supplemental cash flow information:
Interest paid	$28,401	$33,046
Income tax payments, net of refunds	$61,180	$1,469
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$98,984	$44,987

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline infrastructure; electrical utility transmission and distribution; heavy civil; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Electrical Transmission; and (5) Other. See Note 13 - Segments and Related Information.
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
Principles of Consolidation
The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that MasTec consolidates are reported as non-controlling interests within equity, except for mandatorily redeemable non-controlling interests, which are recorded within other liabilities. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence. See Note 4 - Fair Value of Financial Instruments. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity.
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
Management Estimates
    The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of the COVID-19 pandemic, climate change, and other global and/or macroeconomic trends and events. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.
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
COVID-19 Pandemic
The novel coronavirus (“COVID-19”) pandemic disrupted business activities and significantly affected global economic conditions at the beginning of 2020 and continuing into 2021 as federal, state and local governments imposed restrictions and mitigation measures to contain COVID-19 or slow its spread, resulting in workforce, supply chain and production disruptions and creating significant uncertainties in the U.S. and global economies. While the adverse effects of these restrictions and mitigation measures partially subsided in the United States beginning in the second half of 2020, the COVID-19 pandemic varies by region and the possibility of future restrictions remains, particularly as a new Delta variant of COVID-19 appears to be causing an increase in COVID-19 cases.
As a provider of essential services, all of the Company’s business segments continued to operate throughout the pandemic, and, where safe and possible, the Company was generally directed by its customers to maintain normal work schedules. The Company’s business model has, thus far, proven resilient, and management continues to adapt to the changing operational and economic environment that has resulted from the COVID-19 pandemic. Management’s top priority has been to take appropriate actions to protect the health and safety of its employees, customers and business partners. The Company has adjusted its standard operating procedures within its business operations to ensure employee and customer safety and is continually monitoring evolving health guidelines and responding to changes as appropriate. The COVID-19 pandemic has had a negative impact on the Company’s operations since 2020 and may continue to affect its business activities throughout 2021. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing and other mitigation measures, the health and availability of work crews or other key personnel, including subcontractors or supply chain disruptions, and/or delayed project start dates, project shutdowns or cancellations that may be mandated or requested by governmental authorities or others, all of which could result in lower revenue or higher operating costs and/or create lower levels of overhead cost absorption.
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
Notwithstanding moderation of the COVID-19 pandemic and easing of governmental and other restrictions, the Company may continue to experience negative effects on its business and operations from possible longer-term changes in consumer and customer behavior, and/or from continuing negative economic conditions. The Company believes that it has taken appropriate steps to mitigate the impacts of the COVID-19 pandemic on its business; however, the potential effects of the COVID-19 pandemic are uncertain, as they depend upon numerous evolving factors that management may not be able to accurately predict. The availability, acceptance, administration and effectiveness (and the duration of such effectiveness) of treatments and vaccines, along with the length and extent of any continuing economic and market disruptions are unknown, and, therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 32% and 36% of consolidated revenue for the three month periods ended June 30, 2021 and 2020, respectively, and totaled 31% and 39% for the six month periods ended June 30, 2021 and 2020, respectively.
For certain master service and other service agreements under which the Company performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 4% of consolidated revenue for both the three and six month periods ended June 30, 2021, and accounted for approximately 5% of consolidated revenue for both the three and six month periods ended June 30, 2020. Substantially all of the Company’s other revenue is recognized over time.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the six month periods ended June 30, 2021 and 2020, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2020 and 2019. Revenue recognized for the three month periods ended June 30, 2021 and 2020 as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $30.5 million and $5.4 million, respectively, and totaled $37.0 million and $15.8 million for the six month periods ended June 30, 2021 and 2020, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such costs, which are amortized over the life of the respective projects, were $2.7 million and $5.5 million as of June 30, 2021 and December 31, 2020.
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer and is the unit of account under Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The vast majority of the Company’s performance obligations are completed within one year.
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of June 30, 2021, the amount of the Company’s remaining performance obligations was $5.2 billion. Based on current expectations, the Company anticipates it will recognize approximately $2.9 billion of its remaining performance obligations as revenue during 2021, with the majority of the remaining balance to be recognized in 2022.
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
As of June 30, 2021 and December 31, 2020, the Company included approximately $97 million and $51 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both June 30, 2021 and December 31, 2020, these change orders and/or claims related to projects across the Company’s segments. The Company actively engages with its customers to complete the final approval process and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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

The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to MasTec:
Net income - basic and diluted (a)	$75,451	$57,005	$141,100	$93,235
Weighted average shares outstanding:
Weighted average shares outstanding - basic	72,501	72,045	72,470	73,392
Dilutive common stock equivalents (b)	1,475	732	1,443	743
Weighted average shares outstanding - diluted	73,976	72,777	73,913	74,135
(a)Calculated as total net income less amounts attributable to non-controlling interests.
(b)For the six month periods ended June 30, 2021 and 2020, anti-dilutive common stock equivalents totaled 2,166 and 88,462, respectively.
Note 3 – Goodwill and Other Intangible Assets
The following table provides balances for goodwill by reportable segment as of June 30, 2021 (in millions):

	Communications	Clean Energy and Infrastructure	Oil and Gas	Electrical Transmission	Total Goodwill
Goodwill, gross	$584.7	$164.4	$513.2	$196.4	$1,458.7
Accumulated impairment loss	—	—	(127.0)	—	(127.0)
Goodwill, net	$584.7	$164.4	$386.2	$196.4	$1,331.7
For the six month period ended June 30, 2021, goodwill included additions of $88.1 million from new business combinations and a net increase of $0.1 million from measurement period adjustments. Currency translation effects related to goodwill and accumulated impairment losses for the six month period ended June 30, 2021 totaled approximately $3.6 million of gains and $3.2 million of losses, respectively.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing	Amortizing
	Trade Names	Customer Relationships and Backlog	Pre-Qualifications	Other (a)	Total
Other intangible assets, gross, as of December 31, 2020	$34.5	$297.9	$73.8	$26.4	$432.6
Accumulated amortization		(218.5)	(10.6)	(19.5)	(248.6)
Other intangible assets, net, as of December 31, 2020	$34.5	$79.4	$63.2	$6.9	$184.0
Additions from new business combinations	—	311.8	—	55.4	367.2
Currency translation adjustments	—	—	1.0	—	1.0
Amortization expense		(23.4)	(5.4)	(2.4)	(31.2)
Other intangible assets, net, as of June 30, 2021	$34.5	$367.8	$58.8	$59.9	$521.0
(a)Consists principally of trade names and non-compete agreements.
Quarterly Assessment for Indicators of Impairment. During the second quarter of 2021, in conjunction with the Company’s quarterly review for indicators of impairment, management performed a quantitative assessment of the goodwill associated with one reporting unit within its Oil and Gas segment and one reporting unit within its Clean Energy and Infrastructure segment. Based on the results of this assessment, management determined that the estimated fair values of both reporting units substantially exceeded their carrying values. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, could result in non-cash impairment charges to goodwill and indefinite-lived intangible assets in the future.
Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or strategic arrangements in order to deepen its market presence, broaden its geographic reach and expand its service offerings.
2021 Acquisitions. For the six month period ended June 30, 2021, MasTec completed seven acquisitions, which included all of the equity interests in: (i) a premier specialty utility contractor primarily providing electrical distribution network services under various multi-year master service agreements to some of the nation’s largest utilities, municipalities and cooperatives, which acquisition was effective in May and is included within the Company’s Electrical Transmission segment, and for which acquisition consideration, including estimated earn-out liabilities, totaled approximately $450 million; (ii) a heavy civil infrastructure construction company focusing on transportation projects; and a heavy industrial general contractor with concrete, piping and electrical capabilities, which acquisitions were effective in February and April, respectively, and both of which are included within the Company’s Clean Energy and Infrastructure segment; (iii) a telecommunications and utility technical services company focusing on outside plant telecommunications engineering; a telecommunications and cable services provider; and a utilities infrastructure company, providing power line construction and repair services, all of which acquisitions were effective in May and are included within the Company’s Communications segment; and (iv) a pipeline contractor focusing on integrity and maintenance work related to gas distribution infrastructure, which acquisition was effective in February and is included within the Company’s Oil and Gas segment. These acquisitions were funded with cash on hand and borrowings under the Company’s senior secured credit facility and are subject to customary purchase price adjustments.
The following table summarizes the estimated fair values of consideration paid and net assets acquired for the 2021 acquisitions (in millions):

Acquisition consideration:	2021
Cash, net of cash acquired	$589.0
Estimated fair value of contingent consideration	40.1
Total consideration transferred	$629.1
Identifiable assets acquired and liabilities assumed:
Current assets, primarily accounts receivable	$216.2
Long-term assets, primarily property and equipment and operating lease assets	182.0
Amortizing intangible assets	367.2
Current liabilities, including current portion of operating lease liabilities	(147.3)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(77.1)
Total identifiable net assets	$541.0
Goodwill	$88.1
Total net assets acquired, including goodwill	$629.1
Amortizing intangible assets related to the 2021 acquisitions are primarily composed of customer relationships and trade names, which had weighted average lives of approximately 18 years and 17 years, respectively. The weighted average life of amortizing intangible assets for the 2021 acquisitions in the aggregate was 17 years. The acquired intangible assets included a customer relationship and a trade name intangible asset representing $282 million in the aggregate, having asset lives of approximately 20 years each, based on the acquired entity’s operational history and established relationships with, and the nature of its customers, which are primarily in the utilities industry. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The goodwill balances for each of the respective acquisitions, including approximately $46 million for the acquisition in our Electrical Transmission segment, represent the estimated value of each acquired company’s geographic presence in key markets, its assembled workforce and management team’s industry-specific project management expertise, as well as synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec. Approximately $74 million of the goodwill balance related to the 2021 acquisitions is expected to be tax deductible as of June 30, 2021.
The contingent consideration included in the table above is composed of earn-out liabilities, which equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. The earn-out arrangements for the 2021 acquisitions range from one to five-year terms, as set forth in the respective purchase agreements, and are valued at approximately $40 million in the aggregate, of which approximately $26 million is included within current liabilities as of June 30, 2021. Earn-outs are generally payable annually and are recorded within other current and other long-term liabilities in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of June 30, 2021, the range of remaining potential undiscounted earn-out liabilities for the 2021 acquisitions was estimated to be up to $86 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities for these acquisitions was preliminary as of June 30, 2021; as a result, further adjustments to these estimates may occur.
2020 Acquisitions. During the year ended December 31, 2020, MasTec completed five acquisitions. These acquisitions included the equity interests of two entities. Through a consolidated subsidiary, the Company acquired all of the equity interests in a heavy civil infrastructure construction company that is included within the Company’s Clean Energy and Infrastructure segment. As of the date of acquisition, the Company’s ownership interest in the consolidated subsidiary was 96%, and as of both June 30, 2021 and December 31, 2020, was 91%, with the non-controlling interests owned by members of subsidiary management. The Company also acquired all of the equity interests in a utility service and telecommunications construction contractor that is included within the Company’s Communications segment. Additionally, the Company acquired the assets of three entities in 2020, one that specializes in wireless telecommunications and one that specializes in install-to-the-home services, both of which are included within the Company’s Communications segment, and one that specializes in electrical transmission services that is included within the Company’s Electrical Transmission segment.
The aggregate purchase price for these entities was composed of approximately $23.6 million in cash, net of cash acquired, with an additional $3.1 million due through 2023, subject to certain indemnification provisions, and earn-out liabilities with five-year terms valued at approximately $8.3 million. As of June 30, 2021, the range of remaining potential undiscounted earn-out liabilities for the 2020 acquisitions was estimated to be up to $12 million; however, there is no maximum payment amount. Determination of the estimated fair values of net assets acquired and earn-out liabilities for certain of these acquisitions was preliminary as of June 30, 2021; as a result, further adjustments to these estimates may occur.

Pro Forma Financial Information and Acquisition Results. For the three month periods ended June 30, 2021 and 2020, unaudited supplemental pro forma revenue totaled approximately $2.0 billion and $1.9 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $81.6 million and $58.6 million, respectively. For the six month periods ended June 30, 2021 and 2020, unaudited supplemental pro forma revenue totaled approximately $4.0 billion and $3.6 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $151.2 million and $95.5 million, respectively.
For the three and six month periods ended June 30, 2021, the Company’s consolidated results of operations included acquisition-related revenue of approximately $271.4 million and $358.2 million, respectively, and included acquisition-related net income of approximately $3.5 million and $4.7 million, respectively, based on the Company’s consolidated effective tax rates. For the three and six month periods ended June 30, 2020, the Company’s consolidated results of operations included acquisition-related revenue of approximately $63.5 million and $113.0 million, respectively, and included acquisition-related net income of approximately $0.4 million and acquisition-related net losses of approximately $0.5 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of intangible assets and exclude the effects of acquisition costs and interest expense associated with consideration paid for the related acquisitions.
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
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for mandatorily redeemable non-controlling interests (together, “Earn-outs”), that are contingent upon the acquired business achieving certain levels of earnings in the future. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Company’s Earn-out liabilities totaled $119.8 million and $135.2 million, respectively, of which $16.8 million and $18.8 million, respectively, related to mandatorily redeemable non-controlling interests. Earn-out liabilities included within other current liabilities totaled approximately $58.9 million and $48.1 million as of June 30, 2021 and December 31, 2020, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which, as of June 30, 2021, ranged from 12.0% to 23.5%, with a weighted average rate of 13.0% based on the relative fair value of each instrument, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of June 30, 2021, the range of potential undiscounted Earn-out liabilities was estimated to be between $17 million and $189 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. Additions from new business combinations totaled $40.1 million for both the three and six month periods ended June 30, 2021 and totaled $7.2 million for both the three and six month periods ended June 30, 2020. There were no measurement period adjustments in either of the three or six month periods ended June 30, 2021. For the three and six month periods ended June 30, 2021, fair value adjustments totaled net decreases of $8.9 million and $9.3 million, respectively, and related to decreases in the Company’s Oil and Gas and Clean Energy and Infrastructure segments, partially offset by increases in the Company’s Communications segment. For the three month period ended June 30, 2020, fair value adjustments, net, were de minimis, and for the six month period ended June 30, 2020, fair value adjustments, net, and measurement period adjustments totaled increases of $1.7 million and $1.1 million, respectively, and related to businesses in the Company’s Oil and Gas and Communications segments. Earn-out payments totaled $46.2 million for both the three and six month periods ended June 30, 2021, including approximately $2.1 million related to mandatorily redeemable non-controlling interests, and totaled $50.4 million for both the three and six month periods ended June 30, 2020. Earn-out payments, to the extent they relate to estimated liabilities as of the date of acquisition, are classified within financing activities in the consolidated statements of cash flows, whereas Earn-out payments in excess of acquisition date liabilities are classified within operating activities in the consolidated statements of cash flows. The method of determining the amount of excess of acquisition-date liabilities was revised in the fourth quarter of 2020 to more closely align the cash flow presentation for such amounts with the economics of the contingent consideration arrangement. Accordingly, all prior year periods have been updated to conform with the current year presentation.
Equity Investments
The Company’s equity investments as of June 30, 2021 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s equity interests in American Virtual Cloud Technologies, Inc., or “AVCT”; (v) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (vi) certain other equity investments.

Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures. Some of these investment or strategic arrangements may involve the extension of loans or other types of financing, including approximately $3 million each of financing receivables and financing commitments as of December 31, 2020, neither of which was outstanding as of June 30, 2021. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). As of June 30, 2021, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment (“adjusted cost basis”). As of June 30, 2021 and December 31, 2020, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $248 million and $220 million, respectively. As of June 30, 2021 and December 31, 2020, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $18 million and $17 million, respectively. There were no material changes in the fair values of, or impairments related to, these investments during any of the three or six month periods ended June 30, 2021 or 2020.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $8.6 million and $16.3 million for the three and six month periods ended June 30, 2021, respectively, and totaled $7.6 million and $15.3 million for the three and six month periods ended June 30, 2020, respectively. Distributions of earnings from the Waha JVs are included within operating cash flows. There were no distributions of earnings in either of the three or six month periods ended June 30, 2021, and for the three and six month periods ended June 30, 2020, distributions of earnings totaled $5.2 million and $7.9 million, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $83.6 million as of June 30, 2021. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $201 million and $175 million as of June 30, 2021 and December 31, 2020, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three and six month periods ended June 30, 2021, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled losses of approximately $4.9 million and gains of approximately $12.3 million, respectively, or $3.7 million and $9.4 million, net of tax, respectively. For the three and six month periods ended June 30, 2020, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled losses of approximately $1.7 million and $32.0 million, respectively, or $1.3 million and $24.3 million, net of tax, respectively.
Other Investments. The Company has investments in AVCT. These investments include (i) shares of AVCT common stock, which are equity securities, (ii) warrants for the purchase of AVCT common stock, which are derivative financial instruments, and (iii) debentures that are convertible into shares of AVCT common stock, which are available-for-sale securities. As of June 30, 2021 and December 31, 2020, the Company’s ownership interest in AVCT’s common stock, represented by the AVCT shares, totaled approximately 8% and 9%, respectively, and its aggregate ownership interest, assuming the exercise and conversion of all legally exercisable warrants and convertible debt into AVCT common stock, totaled approximately 21% as of both June 30, 2021 and December 31, 2020. José R. Mas, MasTec’s Chief Executive Officer, was a director of AVCT through the end of March 2020.  The Company paid an aggregate of approximately $5 million for its investments in AVCT, all of which are included within other long-term assets in the Company’s consolidated financial statements. The Company does not have the ability to exert significant influence over the operating and financial policies of AVCT.
As of June 30, 2021 and December 31, 2020, the aggregate fair value of the Company’s investments in AVCT approximated $19 million and $17 million, respectively. For the three month period ended June 30, 2021, the Company recorded unrealized fair value measurement gains, net, on the AVCT securities within other income totaling approximately $1.0 million, primarily related to the AVCT shares, and for the six month period ended June 30, 2021, unrealized fair value measurement losses, net, on the AVCT securities were de minimis. Beginning in the second quarter of 2021, the fair value of the shares was determined based on the market price of identical securities, which is a Level 1 input. Previously, the fair value of the shares was adjusted for certain restrictions on sale, which is a Level 3 input. These restrictions expired in April 2021. Unrealized fair value measurement gains, net, recognized in other income for these securities totaled $3.8 million for both the three and six month periods ended June 30, 2020, respectively. For the three and six month periods ended June 30, 2021, unrealized fair value measurement gains on the AVCT convertible debentures, for which fair value is determined based on Level 3 inputs and recognized within other comprehensive income, totaled approximately $0.3 million and $1.3 million, respectively, or $0.2 million and $1.0 million, net of tax, respectively.
During the first quarter of 2021, MasTec committed to fund up to $2.5 million for a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer and VIE, of which $0.6 million and $1.0 million were funded during the three and six month periods ended June 30, 2021, respectively. Equity in losses related to the Company’s proportionate share of income from this investment totaled $0.3 million for both the three and six month periods ended June 30, 2021. As of June 30, 2021, MasTec had less than a majority of the members on the board and determined that it did not have a controlling financial interest. The Company has the ability to exert significant influence over the VIE, and, as a result, the Company’s investment in Confluence was accounted for as an equity method investment as of June 30, 2021.

The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments, for which the Company had an aggregate investment of $20 million and $19 million, respectively, including $17 million and $16 million, respectively, for FM Tech, as of June 30, 2021 and December 31, 2020. The initial investment in FM Tech provided for an additional $9 million of purchase price upon resolution of certain contingencies, of which $2 million was paid in the first quarter of 2021. As of June 30, 2021, approximately $3 million of contingent payment liabilities were included within other current liabilities. For the three month period ended June 30, 2021, the Company made no equity contributions related to these entities, and for the six month period ended June 30, 2021, made equity contributions of approximately $2 million. The Company made no equity contributions during either of the three or six month periods ended June 30, 2020. Equity in losses, net, related to the Company’s proportionate share of income from these telecommunications entities totaled approximately $1 million for each of the three and six month periods ended June 30, 2021 and 2020.
Certain of these entities provide services to MasTec. Expense recognized in connection with services provided by these entities totaled $2.4 million and $3.6 million for the three month periods ended June 30, 2021 and 2020, respectively, and totaled $4.1 million and $6.3 million for the six month periods ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, related amounts payable to these entities totaled $0.5 million and $0.2 million, respectively. In addition, the Company has an employee leasing arrangement with one of these entities. Charges to this entity were de minimis for both the three and six month periods ended June 30, 2021, and totaled $0.2 million for both the three and six month periods ended June 30, 2020. As of June 30, 2021 and December 31, 2020, related amounts receivable totaled $0.5 million and $0.4 million, respectively. There were no amounts advanced to these entities for the three month period ended June 30, 2021, and for the six month period ended June 30, 2021, amounts advanced totaled $0.2 million, which amount was outstanding as of June 30, 2021.
Senior Notes
As of both June 30, 2021 and December 31, 2020, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600 million, and their estimated fair value, as determined based on an exit price approach using Level 1 inputs, totaled $627.0 million and $625.5 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	June 30, 2021	December 31, 2020
Contract billings	$874.4	$805.0
Less allowance	(9.2)	(20.5)
Accounts receivable, net of allowance	$865.2	$784.5

Retainage	271.5	287.7
Unbilled receivables	832.2	682.0
Contract assets	$1,103.7	$969.7
Contract billings represent the amount of performance obligations that have been billed but have not yet been collected. Contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). The increase in the unbilled receivables balance as of June 30, 2021 was driven by ordinary course project activity associated with the Company’s 2021 acquisitions, as well as increased project activity across multiple segments. For the six month period ended June 30, 2021, provisions for credit losses totaled a recovery of $11.0 million, resulting from the successful collection efforts for previously reserved amounts. For the six month period ended June 30, 2020, provisions for credit losses totaled $12.3 million. Impairment losses on contract assets were not material in either period.
Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Contract liabilities, including accrued project losses, totaled approximately $238.9 million and $228.4 million as of June 30, 2021 and December 31, 2020, respectively, of which deferred revenue comprised approximately $217.4 million and $203.0 million, respectively. For the three and six month periods ended June 30, 2021, the Company recognized revenue of approximately $19.3 million and $166.1 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2020, resulting primarily from the advancement of physical progress on the related projects during the related periods.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $0.8 million and $1.4 million for the three month periods ended June 30, 2021 and 2020, respectively, and totaled $1.5 million and $3.2 million for the six month periods ended June 30, 2021 and 2020, respectively.

Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	June 30, 2021	December 31, 2020
Land	$11.1	$6.0
Buildings and leasehold improvements	49.2	40.5
Machinery and equipment	2,088.8	1,875.5
Office furniture and equipment	232.4	221.6
Construction in progress	28.1	26.1
Total property and equipment	$2,409.6	$2,169.7
Less accumulated depreciation and amortization	(1,308.4)	(1,187.4)
Property and equipment, net	$1,101.2	$982.3
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $161.0 million and $154.1 million as of June 30, 2021 and December 31, 2020, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $35.0 million and $34.3 million as of June 30, 2021 and December 31, 2020, respectively. The effects of accrued capital expenditures are excluded from the Company’s consolidated statements of cash flows given their non-cash nature.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2021	December 31, 2020
Senior secured credit facility:	September 19, 2024
Revolving loans		$292.4	$32.7
Term loan		392.5	397.5
4.50% Senior Notes	August 15, 2028	600.0	600.0
Finance lease and other obligations		313.1	288.5
Total debt obligations		$1,598.0	$1,318.7
Less unamortized deferred financing costs		(14.4)	(16.0)
Total debt, net of deferred financing costs		$1,583.6	$1,302.7
Current portion of long-term debt		163.1	145.1
Long-term debt		$1,420.5	$1,157.6
Senior Secured Credit Facility
The Company’s senior secured credit facility (the “Credit Facility”) has aggregate borrowing commitments totaling approximately $1.75 billion, which amount is composed of $1.35 billion of revolving commitments and a term loan with an original principal amount of $400 million. The term loan is subject to amortization in quarterly principal installments of $2.5 million, which commenced in December 2020. This amount will increase to $5.0 million commencing in December 2021. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
As of June 30, 2021 and December 31, 2020, outstanding revolving loans, which included $22 million and $33 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 1.37% and 1.87% per annum, respectively. The term loan accrued interest at rates of 1.35% and 1.40% as of June 30, 2021 and December 31, 2020, respectively. Letters of credit of approximately $97.5 million and $133.6 million were issued as of June 30, 2021 and December 31, 2020, respectively. As of both June 30, 2021 and December 31, 2020, letter of credit fees accrued at 0.375% per annum for performance standby letters of credit and at 1.25% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2021 and December 31, 2020, availability for revolving loans totaled $1.0 billion and $1.2 billion, respectively, or up to $552.5 million and $516.4 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $278.0 million and $267.3 million of availability in either Canadian dollars or Mexican pesos as of June 30, 2021 and December 31, 2020, respectively. The unused facility fee as of both June 30, 2021 and December 31, 2020 accrued at 0.20% per annum.
The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. There were no outstanding borrowings under the Company’s other credit facilities as of either June 30, 2021 or December 31, 2020. Additionally, the Company has a separate credit facility, under which it may issue up to $50.0 million of performance standby letters of credit.  As of June 30, 2021 and December 31, 2020, letters of credit issued under this facility totaled $26.2 million and $18.2 million, respectively, and accrued fees at 0.40% and 0.50% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
Debt Guarantees and Covenants
The 4.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the Company’s wholly-owned domestic restricted subsidiaries that guarantee its existing credit facilities, subject to certain exceptions. MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both June 30, 2021 and December 31, 2020.
Additional Information
As of June 30, 2021 and December 31, 2020, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $11.7 million and $12.4 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 - Debt in the Company’s 2020 Form 10-K.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. As of June 30, 2021, the Company’s leases have remaining lease terms of up to nine years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of June 30, 2021 and December 31, 2020 totaled $628.8 million and $563.0 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $466.3 million and $418.7 million as of June 30, 2021 and December 31, 2020, respectively. Depreciation expense associated with finance leases totaled $18.7 million and $16.8 million for the three month periods ended June 30, 2021 and 2020, respectively, and totaled $37.7 million and $32.6 million for the six month periods ended June 30, 2021 and 2020, respectively.
Operating Leases
Operating lease additions for the three and six month periods ended June 30, 2021 totaled $79.7 million and $85.3 million, respectively, which included additions from recent acquisitions. For the six month period ended June 30, 2021, acquisition-related operating lease additions totaled $74.6 million. Operating lease additions for the three and six month periods ended June 30, 2020 totaled $7.5 million and $13.3 million, respectively.
For the three month periods ended June 30, 2021 and 2020, rent expense for leases that have terms in excess of one year totaled approximately $28.1 million and $26.8 million, respectively, of which $2.9 million and $2.8 million, respectively, represented variable lease costs. For the six month periods ended June 30, 2021 and 2020, rent expense for such leases totaled approximately $55.5 million and $62.1 million, respectively, of which $5.1 million and $5.7 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $130.8 million and $72.9 million for the three month periods ended June 30, 2021 and 2020, respectively. Rent expense for such leases totaled approximately $240.9 million and $150.4 million for the six month periods ended June 30, 2021 and 2020, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of June 30, 2021 were as follows (in millions):

	Finance Leases	Operating Leases
2021, remaining six months	$81.9	$54.0
2022	127.7	72.6
2023	74.2	42.9
2024	34.1	30.0
2025	7.4	18.6
Thereafter	1.0	24.9
Total minimum lease payments	$326.3	$243.0
Less amounts representing interest	(13.6)	(14.6)
Total lease obligations, net of interest	$312.7	$228.4
Less current portion	145.4	85.6
Long-term portion of lease obligations, net of interest	$167.3	$142.8

As of June 30, 2021, finance leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 3.5%. Non-cancelable operating leases had a weighted average remaining lease term of 3.9 years and a weighted average discount rate of 3.1% as of June 30, 2021.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance, including the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Restated 2013 Incentive Plan”), which became effective in May 2021, and which amends and restates the MasTec, Inc. 2013 Incentive Compensation Plan (as amended from time to time, the “2013 Incentive Plan”). The Restated 2013 Incentive Plan increases the total number of shares of MasTec, Inc. common stock reserved and available for delivery pursuant to awards under the Restated 2013 Incentive Plan by 1,150,000 shares. Under all stock-based compensation plans in effect as of June 30, 2021, there were approximately 3,666,000 shares available for future grant.
Non-cash stock-based compensation expense under all plans totaled $6.1 million and $5.8 million for the three month periods ended June 30, 2021 and 2020, respectively, and totaled $11.6 million and $9.9 million for the six month periods ended June 30, 2021 and 2020, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $1.2 million and $1.4 million for the three month periods ended June 30, 2021 and 2020, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $0.1 million for the three month period ended June 30, 2021. Net tax deficiencies related to the vesting of share-based payment awards for the three month period ended June 30, 2020 were de minimis. For the six month periods ended June 30, 2021 and 2020, income tax benefits totaled $2.3 million and $2.2 million, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $0.1 million and net tax deficiencies totaling $0.2 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of June 30, 2021, total unearned compensation related to restricted shares was approximately $40.5 million, which amount is expected to be recognized over a weighted average period of approximately 2.0 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.5 million and $0.9 million for the three month periods ended June 30, 2021 and 2020, respectively, and totaled $11.3 million and $6.5 million for the six month periods ended June 30, 2021 and 2020, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2020	1,845,341	$34.90
Granted	155,795	93.39
Vested	(115,028)	52.10
Canceled/forfeited	(14,400)	30.58
Non-vested restricted shares, as of June 30, 2021	1,871,708	$38.75
(a)    Includes 2,500 and 2,300 restricted stock units as of June 30, 2021 and December 31, 2020, respectively.
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
For the three and six month periods ended June 30, 2021, 20,191 shares and 39,033 shares, respectively, were purchased by participants under the Company’s ESPPs for $1.8 million and $3.2 million, respectively, which shares were reacquired by the Company on the open market. For the three and six month periods ended June 30, 2020, 100,660 shares and 154,059 shares, respectively, were purchased by participants for $2.4 million and $3.9 million, respectively, which shares were newly issued by the Company. Compensation expense associated with the Company’s ESPPs totaled approximately $0.2 million and $0.8 million for the three month periods ended June 30, 2021 and 2020, respectively, and totaled approximately $0.5 million and $1.2 million for the six month periods ended June 30, 2021 and 2020, respectively.
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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended June 30:
2021	2,532	6,979	$21.7	$8.0	$29.7
2020	1,424	1,469	$6.9	$2.1	$9.0
For the Six Months Ended June 30:
2021	2,412	6,979	$44.2	$10.2	$54.4
2020	1,119	1,469	$12.3	$3.8	$16.1
The fluctuations in the number of employees covered under multiemployer plans and related contributions in the table above related to the timing of activity for the Company’s union resource-based projects, the majority of which are within its oil and gas operations, as well as the effect of the Company’s 2021 acquisitions.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase of shares of MasTec common stock from time to time in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. There were no share repurchases under the Company’s share repurchase programs in either of the three or six month periods ended June 30, 2021. During the six month period ended June 30, 2020, the Company repurchased 3.6 million shares of its common stock for an aggregate purchase price totaling approximately $120.2 million, of which $0.8 million was repurchased during the second quarter. As of June 30, 2021, $158.6 million was available for future share repurchases under all of the Company’s open share repurchase programs, which included $8.6 million under the Company’s December 2018 share repurchase program, and the full amount of the Company’s March 2020 $150 million share repurchase program.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, for each of the three and six month periods ended June 30, 2021 and 2020 relates to the Company’s operations in Canada and Mexico. For the three month period ended June 30, 2021, unrealized investment activity includes unrealized losses on the interest rate swaps associated with the Waha JVs, offset, in part, by unrealized gains on the AVCT convertible debentures. For the six month period ended June 30, 2021, unrealized investment activity includes unrealized gains on both the interest rate swaps associated with the Waha JVs and on the Company’s investment in AVCT convertible debentures. For the three and six month periods ended June 30, 2020, unrealized losses on investment activity related to the Waha JV swaps. See Note 4 - Fair Value of Financial Instruments for additional information pertaining to the Waha JV swaps and AVCT convertible debentures.
Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended June 30, 2021 and 2020, the Company’s consolidated effective tax rates were 26.3% and 26.7%, respectively. For the six month periods ended June 30, 2021 and 2020, the Company’s consolidated effective tax rates were 28.4% and 18.6%, respectively. The Company’s effective tax rate for the six month period ended June 30, 2021 included the negative effect of $2.3 million related to non-deductible share-based compensation, and for the six month period ended June 30, 2020, benefited from the release of approximately $9.6 million of certain valuation allowances on Canadian deferred tax assets that were no longer necessary.
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, as well as infrastructure for utilities, among others. The Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage for renewable energy and various types of heavy civil and industrial infrastructure. The

Company performs engineering, construction and maintenance services for pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Electrical Transmission segment primarily serves the energy and utility industries through the engineering, construction and maintenance of electrical transmission lines and substations, including electrical distribution network systems. The Other segment includes certain equity investees, the services of which vary from those provided by the Company’s primary segments, as well as other small business units that perform construction and other services for a variety of international end-markets.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2021	2020	2021	2020
Communications (a)	$630.4	$654.3	$1,199.0	$1,298.4
Clean Energy and Infrastructure	481.5	426.1	831.9	712.4
Oil and Gas	621.4	368.5	1,346.9	727.6
Electrical Transmission	232.5	124.1	366.0	252.2
Other	0.0	0.1	0.0	0.1
Eliminations	(3.1)	(3.8)	(5.7)	(4.8)
Consolidated revenue	$1,962.7	$1,569.3	$3,738.1	$2,985.9
(a)    Revenue generated primarily by utilities customers represented 20.6% and 14.9% of Communications segment revenue for the three month periods ended June 30, 2021 and 2020, respectively, and represented 20.4% and 15.0% for the six month periods ended June 30, 2021 and 2020, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA:	2021	2020	2021	2020
Communications	$72.7	$76.4	$121.5	$127.2
Clean Energy and Infrastructure	15.6	30.1	26.4	35.0
Oil and Gas	138.1	80.1	305.7	154.5
Electrical Transmission	9.3	(3.2)	12.9	5.1
Other	8.3	7.5	15.8	14.9
Corporate	(19.9)	(31.0)	(59.8)	(62.9)
Consolidated EBITDA	$224.1	$159.9	$422.5	$273.8

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Depreciation and Amortization:	2021	2020	2021	2020
Communications	$23.8	$21.4	$45.6	$41.0
Clean Energy and Infrastructure	10.5	4.7	18.1	8.7
Oil and Gas	56.2	32.1	108.3	60.2
Electrical Transmission	14.1	6.6	20.2	12.4
Other	0.0	0.0	0.0	0.0
Corporate	2.8	2.7	5.7	5.7
Consolidated depreciation and amortization	$107.4	$67.5	$197.9	$128.0

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA Reconciliation:	2021	2020	2021	2020
Income before income taxes	$102.8	$77.6	$198.3	$114.1
Plus:
Interest expense, net	13.8	14.8	26.3	31.8
Depreciation	87.5	57.7	166.8	110.8
Amortization of intangible assets	19.9	9.8	31.2	17.2
Consolidated EBITDA	$224.1	$159.9	$422.5	$273.8
Foreign Operations and Other. MasTec has operations in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico, the Caribbean and India. Revenue derived from U.S. operations totaled $1.9 billion and $1.6 billion for the three month periods ended June 30, 2021 and 2020, respectively, and totaled $3.7 billion and $2.9 billion for the six month periods ended June 30, 2021 and 2020, respectively. Revenue derived from foreign operations totaled $33.4 million and $14.0 million for the three month periods ended June 30, 2021 and 2020, respectively, and totaled $79.9 million and $59.6 million for the six month periods ended June 30, 2021 and 2020, respectively, substantially all of which was derived from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $1.1 billion and $959.5 million as of June 30, 2021 and December 31, 2020, respectively, and, for the Company’s businesses in foreign countries, totaled $21.5 million and $22.8 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.8 billion and $1.4 billion as of June 30, 2021 and December 31, 2020, respectively, and for the Company’s businesses in foreign countries, totaled approximately $48.2 million and $50.5 million as of June 30, 2021 and December 31, 2020, respectively. The majority of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of June 30, 2021 and December 31, 2020, amounts due from customers from which foreign revenue was derived accounted for approximately 3% and 5%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. Revenue from governmental entities for the three and six month periods ended June 30, 2021 totaled approximately 6% and 5% of total revenue, respectively, and for both the three and six month periods ended June 30, 2020 totaled approximately 2% of total revenue, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Customer:	2021	2020	2021	2020
Enbridge, Inc. (a)	12%	1%	18%	1%
AT&T (b)	12%	19%	12%	21%
Permian Highway Pipeline (c)	0%	10%	0%	7%
(a)    The Company’s relationship with Enbridge, Inc. is based upon various construction contracts for pipeline activities, for which the related revenue is included within the Oil and Gas segment.
(b)    The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for installation and maintenance services, as well as construction/installation contracts for AT&T’s: (i) wireless; (ii) wireline/fiber; and (iii) various install-to-the-home businesses. Revenue from AT&T is included within the Communications segment. The decrease in AT&T revenue for the three and six month periods ended June 30, 2021 as compared with the same periods in 2020 was primarily due to lower levels of wireless services, including from the effects of temporary project timing delays related to recently completed 5G spectrum auctions, and, for the six month period ended June 30, 2021, was also due to the effects of the COVID-19 pandemic.
(c)    The Company's relationship with Permian Highway Pipeline is based upon various construction contracts for pipeline activities, for which the related revenue is included in the Oil and Gas segment.
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
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2021 and December 31, 2020, there were $123.7 million and $151.8 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of June 30, 2021 or December 31, 2020.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2021 and December 31, 2020, outstanding performance and payment bonds approximated $1,919.1 million and $764.8 million, respectively, and estimated costs to complete projects secured by these bonds totaled $724.4 million and $263.2 million as of June 30, 2021 and December 31, 2020, respectively. Included in these balances as of June 30, 2021 are $115.0 million of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests ranging from 30% to 50% in three civil construction projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of June 30, 2021, the Company was not aware of material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of June 30, 2021 and December 31, 2020 are amounts held by entities that are proportionately consolidated totaling $6.9 million and $8.2 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. In addition, the Company provided $0.7 million of project-related financing to its contractual joint ventures for the six month period ended June 30, 2021.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of June 30, 2021 and December 31, 2020, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $145.6 million and $129.6 million, respectively, of which $89.4 million and $86.1 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $5.1 million and $4.3 million as of June 30, 2021 and December 31, 2020, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $64.1 million and $59.3 million as of June 30, 2021 and December 31, 2020, respectively. Outstanding surety bonds related to self-insurance programs amounted to $37.4 million as of both June 30, 2021 and December 31, 2020.
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
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of June 30, 2021, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2021 and December 31, 2020, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Concentrations of Risk. The Company had approximately 460 customers for the six month period ended June 30, 2021. As of June 30, 2021, one customer accounted for approximately 12% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. As of December 31, 2020, two customers each accounted for approximately 15% and 12%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 55% and 66% of its revenue from its top ten customers for the three month periods ended June 30, 2021 and 2020, respectively, and derived 60% and 63% of its revenue from its top ten customers for the six month periods ended June 30, 2021 and 2020, respectively.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing and business development activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended June 30, 2021 and 2020, such payments to related party entities totaled approximately $30.7 million and $16.2 million, respectively, and for the six month periods ended June 30, 2021 and 2020, totaled approximately $51.1 million and $41.5 million, respectively. Payables associated with such arrangements totaled approximately $0.5 million and $8.9 million as of June 30, 2021 and December 31, 2020, respectively. Revenue from such related party arrangements totaled approximately $0.9 million and $1.3 million for the three month periods ended June 30, 2021 and 2020, respectively, and totaled approximately $2.1 million and $2.3 million for the six month periods ended June 30, 2021 and 2020, respectively. Related amounts receivable, net, totaled approximately $0.4 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. MasTec paid CCI $5.6 million and $1.0 million, net of rebates, respectively, for the three month periods ended June 30, 2021 and 2020, and paid approximately $10.7 million and $1.4 million, respectively, for the six month periods ended June 30, 2021 and 2020 related to this activity. Amounts payable to CCI, net of rebates receivable, totaled approximately $5.1 million and $4.2 million as of June 30, 2021 and December 31, 2020, respectively.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month period ended June 30, 2021, MasTec incurred subcontracting expenses of approximately $16.8 million under these arrangements, and no subcontracting expenses were incurred for the three month period ended June 30, 2020. For the six month period ended June 30, 2021, MasTec incurred subcontracting expenses under these arrangements of approximately $45.8 million, and for the six month period ended June 30, 2020, incurred approximately $0.6 million, net. As of June 30, 2021 and December 31, 2020, related amounts payable totaled approximately $14.9 million and $1.4 million, respectively.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For both the three month periods ended June 30, 2021 and 2020, MasTec paid approximately $0.6 million related to this leasing arrangement, and paid approximately $1.3 million for both the six month periods ended June 30, 2021 and 2020.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are minority owners. Services provided by MasTec include the construction of a soccer facility and stadium as well as wireless infrastructure services. For both the three and six month periods ended June 30, 2021, charges under these arrangements were de minimis, and for the three and six month periods ended June 30, 2020, MasTec charged approximately $1.5 million and $5.5 million, respectively. Related amounts outstanding as of both June 30, 2021 and December 31, 2020 were de minimis. Payments for other expenses related to the Franchise for both the six month periods ended June 30, 2021 and 2020 totaled approximately $0.2 million, for which there were no amounts outstanding as of either June 30, 2021 or December 31, 2020.
MasTec leases employees and provides satellite communications services to a customer in which Jorge Mas and José R. Mas own a majority interest. Charges to this customer under these arrangements totaled approximately $0.3 million, for both the three month periods ended June 30, 2021 and 2020, and for the six month periods ended June 30, 2021 and 2020, totaled approximately $0.6 million and $0.7 million, respectively. As of June 30, 2021 and December 31, 2020, related amounts receivable totaled approximately $0.8 million and $0.9 million, respectively.
Amounts outstanding, net, for advances made by the Company on behalf of a construction management firm specializing in steel building systems that was acquired by MasTec, of which Juan Carlos Mas and José R. Mas, MasTec’s Chief Executive Officer, were minority owners at the time of acquisition, totaled approximately $0.3 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively. Outstanding amounts are expected to be settled under customary terms associated with the related purchase agreement.
The Company, through a second quarter 2020 acquisition, has a 25% interest in an entity, under which the acquired business and the 25%-owned entity have a subcontracting arrangement. The Company’s interest in this entity, for which post-acquisition operating activity is de minimis, is accounted for as an equity method investment. As of June 30, 2021 and December 31, 2020, the Company’s net investment in this entity was a liability of approximately $1.6 million and $2.0 million, respectively, which net amount includes approximately $2.3 million and $1.9 million, respectively, of accounts receivable, net, less deferred revenue related to the subcontracting arrangement. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. For the three and six month periods ended June 30, 2021, approximately $0.2 million and $0.4 million, respectively, of income was recognized in connection with these arrangements. As of both June 30, 2021 and December 31, 2020, related amounts receivable totaled $0.4 million.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. In June 2021, the Company acquired an additional 15% of the non-controlling interests in one of these entities from two members of subsidiary management for $6.8 million in cash.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, one of which Jorge Mas is a trustee, and one of which José R. Mas is a trustee. The Company paid $0.5 million and $0.7 million in both the second quarters of 2021 and 2020 in connection with the agreements for Jorge Mas and José R. Mas, respectively. As of June 30, 2021 and December 31, 2020, life insurance assets associated with these agreements totaled approximately $23.4 million and $22.2 million, respectively.

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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three and six month periods ended June 30, 2021 and 2020. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2020 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic disrupted business activities and significantly affected global economic conditions at the beginning of 2020 and continuing into 2021 as federal, state and local governments imposed restrictions and mitigation measures to contain COVID-19 or slow its spread, resulting in workforce, supply chain and production disruptions and creating significant uncertainties in the U.S. and global economies. While the adverse effects of these restrictions and mitigation measures partially subsided in the United States beginning in the second half of 2020, the COVID-19 pandemic varies by region and the possibility of future restrictions remains, particularly as a new Delta variant of COVID-19 appears to be causing an increase in COVID-19 cases. The extent to which the COVID-19 pandemic could affect our business, operations and financial results will depend upon numerous evolving factors that we may not be able to accurately predict, including the availability, acceptance, administration and effectiveness (and the duration of such effectiveness) of treatments and vaccines, along with the length and extent of any continuing economic and market disruptions.
As a provider of essential services, all of our business segments continued to operate throughout the pandemic, and where safe and possible, our customers generally directed us to maintain normal work schedules. Our business model has, thus far, proven resilient, and we continue to adapt to the changing operational and economic environment that has resulted from the COVID-19 pandemic. Our top priority has been to take appropriate actions to protect the health and safety of our employees, customers and business partners. We adjusted our standard operating procedures within our business operations to ensure employee and customer safety and continually monitor evolving health guidelines and respond to changes as appropriate. These procedures have included implementation of specialized training programs, appropriate social distancing procedures and required use of personal protective equipment for our crew operations, as well as appropriate sanitation measures for key equipment and facilities, along with limiting non-essential business travel and incorporating work-at-home programs as appropriate for our administrative offices. In the first half of 2021, we began to reduce certain business travel restrictions and implement a phased-in return to our offices where COVID-related restrictions have eased, though certain work-at-home programs are still in place. For in-office operations, appropriate safety and social distancing measures have been incorporated. We have also developed human resource guidance to assist our employees. In certain locations where our operations experienced challenges as a result of the pandemic, we have actively collaborated with our customers to minimize potential service disruptions and operational impacts.
The COVID-19 pandemic has had a negative impact on our operations since 2020 and may continue to affect our business activities throughout 2021. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing and other mitigation measures, the health and availability of work crews or other key personnel, including subcontractors or supply chain disruptions, and/or delayed project start dates, project shutdowns or cancellations that may be mandated or requested by governmental authorities or others, all of which could result in lower revenue or higher operating costs and/or create lower levels of overhead cost absorption. We continue to actively monitor the effects of the COVID-19 pandemic on our operations and may take further actions, as necessary, that we determine to be in the best interests of our employees, customers, business partners and stakeholders, or as required by federal, state, or local authorities. Additionally, disruptions in economic activity as a result of the COVID-19 pandemic have had, and may continue to have, adverse effects across our end markets, particularly in the oil and gas sector. To the extent that future business activities are adversely affected by the pandemic, we intend to take appropriate actions to mitigate any such impacts.
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
As of June 30, 2021, we maintained a strong balance sheet, have strong relationships with our banking partners and had ample liquidity totaling approximately $1.2 billion, comprising $1.0 billion of availability under our Credit Facility and $237 million of cash, notwithstanding substantial strategic business acquisition activity in the first half of 2021. We believe that our financial position, strong cash flows and operational strengths will enable us to manage the current challenges and uncertainties resulting from the COVID-19 pandemic. Our business operations typically generate significant cash flow, affording us the flexibility to invest strategically in our efforts to maximize shareholder value through acquisitions and other strategic arrangements, share repurchases and capital expenditures. We are carefully managing liquidity and are monitoring any potential effects from the pandemic on our financial results, cash flows and/or working capital, and intend to take appropriate actions in efforts to mitigate any impacts.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline infrastructure; electrical utility transmission and distribution; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended June 30, 2021, we had an average of approximately 500 locations and 21,000 employees, and, as of June 30, 2021, we had approximately 26,000 employees. We offer our services primarily under the MasTec service mark. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate we will realize approximately 43% of our estimated June 30, 2021 backlog in 2021. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	June 30, 2021	March 31, 2021	June 30, 2020
Communications	$4,240	$3,751	$3,915
Clean Energy and Infrastructure	1,705	1,386	1,042
Oil and Gas	1,933	2,211	2,659
Electrical Transmission	1,330	516	551
Other	—	—	1
Estimated 18-month backlog	$9,208	$7,864	$8,168
As of June 30, 2021, 53% of our backlog is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from the potential adverse effects of the COVID-19 pandemic on economic activity, and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of June 30, 2021, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $4.9 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $0.9 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2021 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $1.0 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
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
Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference, and to our 2020 Form 10-K for discussion of our significant accounting policies, and refer to Note 3 - Goodwill and Other Intangible Assets in the notes to the consolidated financial statements, which is incorporated by reference, for details of our second quarter 2021 quarterly review of goodwill and indefinite-lived intangible assets for indicators of impairment.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Revenue	$1,962.7	100.0%	$1,569.3	100.0%	$3,738.1	100.0%	$2,985.9	100.0%
Costs of revenue, excluding depreciation and amortization	1,675.2	85.4%	1,341.8	85.5%	3,189.1	85.3%	2,568.1	86.0%
Depreciation	87.5	4.5%	57.7	3.7%	166.8	4.5%	110.8	3.7%
Amortization of intangible assets	19.9	1.0%	9.8	0.6%	31.2	0.8%	17.2	0.6%
General and administrative expenses	85.0	4.3%	85.0	5.4%	158.1	4.2%	170.5	5.7%
Interest expense, net	13.8	0.7%	14.8	0.9%	26.3	0.7%	31.8	1.1%
Equity in earnings of unconsolidated affiliates	(7.5)	(0.4)%	(6.8)	(0.4)%	(14.9)	(0.4)%	(14.6)	(0.5)%
Other income, net	(14.1)	(0.7)%	(10.5)	(0.7)%	(16.7)	(0.4)%	(11.9)	(0.4)%
Income before income taxes	$102.8	5.2%	$77.6	4.9%	$198.3	5.3%	$114.1	3.8%
Provision for income taxes	(27.1)	(1.4)%	(20.7)	(1.3)%	(56.4)	(1.5)%	(21.2)	(0.7)%
Net income	$75.8	3.9%	$56.8	3.6%	$141.9	3.8%	$92.9	3.1%
Net income (loss) attributable to non-controlling interests	0.3	0.0%	(0.2)	(0.0)%	0.8	0.0%	(0.3)	(0.0)%
Net income attributable to MasTec, Inc.	$75.5	3.8%	$57.0	3.6%	$141.1	3.8%	$93.2	3.1%
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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,				For the Six Months Ended June 30,
Reportable Segment:	2021	2020	2021	2020	2021		2020		2021		2020
Communications	$630.4	$654.3	$1,199.0	$1,298.4	$72.7	11.5%	$76.4	11.7%	$121.5	10.1%	$127.2	9.8%
Clean Energy and Infrastructure	481.5	426.1	831.9	712.4	15.6	3.2%	30.1	7.1%	26.4	3.2%	35.0	4.9%
Oil and Gas	621.4	368.5	1,346.9	727.6	138.1	22.2%	80.1	21.7%	305.7	22.7%	154.5	21.2%
Electrical Transmission	232.5	124.1	366.0	252.2	9.3	4.0%	(3.2)	(2.6)%	12.9	3.5%	5.1	2.0%
Other	0.0	0.1	0.0	0.1	8.3	NM	7.5	NM	15.8	NM	14.9	NM
Eliminations	(3.1)	(3.8)	(5.7)	(4.8)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(19.9)	—	(31.0)	—	(59.8)	—	(62.9)	—
Consolidated Results	$1,962.7	$1,569.3	$3,738.1	$2,985.9	$224.1	11.4%	$159.9	10.2%	$422.5	11.3%	$273.8	9.2%
NM - Percentage is not meaningful
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenue. For the three month period ended June 30, 2021, consolidated revenue totaled $1,963 million as compared with $1,569 million for the same period in 2020, an increase of $393 million, or 25%. Revenue increases in our Oil and Gas segment of $253 million, or 69%, our Electrical Transmission segment of $108 million, or 87%, and our Clean Energy and Infrastructure segment of $55 million, or 13%, were partially offset by a decrease in revenue in our Communications segment of $24 million, or 4%. Acquisitions contributed $271 million of revenue for the three month period ended June 30, 2021, and organic revenue increased by approximately $122 million, or 8%, as compared with the same period in 2020.
Communications Segment. Communications revenue was $630 million for the three month period ended June 30, 2021, as compared with $654 million for the same period in 2020, a decrease of $24 million, or 4%. Acquisitions contributed $43 million of revenue for the three month period ended June 30, 2021, and organic revenue decreased by approximately $67 million, or 10%, as compared with the same period in 2020. The decrease in organic revenue was primarily driven by lower levels of wireless services, including from the effects of temporary project timing delays related to recently completed 5G spectrum auctions, for which deployment is expected to begin in the latter part of 2021.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $482 million for the three month period ended June 30, 2021 as compared with $426 million for the same period in 2020, an increase of $55 million, or 13%. Acquisitions contributed $96 million of revenue for the three month period ended June 30, 2021, and organic revenue decreased by $40 million, or 9%, as compared with the same period in 2020, due primarily to timing of project activity, including project start-up and weather-related delays.
Oil and Gas Segment. Oil and Gas revenue was $621 million for three month period ended June 30, 2021, as compared with $369 million for the same period in 2020, an increase of $253 million, or 69%. For the three month period ended June 30, 2021, acquisitions contributed $30 million of revenue, and organic revenue increased by $223 million, or 60%, as compared with the same period in 2020. The expected increase was primarily due to higher levels of large diameter project activity, which initiated during 2021 and is expected to continue throughout the balance of the year, partially offset by the effects of timing of other projects.
Electrical Transmission Segment. Electrical Transmission revenue was $233 million for the three month period ended June 30, 2021 as compared with $124 million for the same period in 2020, an increase of $108 million, or 87%. For the three month period ended June 30, 2021, acquisitions contributed $103 million of revenue, and organic revenue increased by $6 million, or 5%, as compared with the same period in 2020, primarily due to timing and higher levels of project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $333 million, or 25%, to $1,675 million for the three month period ended June 30, 2021 from $1,342 million for the same period in 2020. Higher levels of revenue contributed an increase of $336 million in costs of revenue, excluding depreciation and amortization, and improved productivity contributed a decrease of approximately $3 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 10 basis points, from 85.5% of revenue for the three month period ended June 30, 2020 to 85.4% of revenue for the same period in 2021, due, in part, to higher levels of revenue, as well as from the effects of project efficiencies, close-outs and mix in certain of our segments, offset, in part, by reduced productivity in certain other segments.
Depreciation. Depreciation was $88 million, or 4.5% of revenue, for the three month period ended June 30, 2021, as compared with $58 million, or 3.7% of revenue, for the same period in 2020, an increase of $30 million, or 52%. Acquisitions contributed $6 million of depreciation for the three month period ended June 30, 2021, and organic depreciation increased by $24 million, or 41%, due primarily to the impact of capital investments to support expected increased levels of large diameter pipeline project activity in 2021. As a percentage of revenue, depreciation increased by approximately 80 basis points.
Amortization of intangible assets. Amortization of intangible assets was $20 million, or 1.0% of revenue, for the three month period ended June 30, 2021, as compared with $10 million, or 0.6% of revenue, for the same period in 2020, an increase of approximately $10 million, or 103%. Acquisitions contributed $12 million of amortization for the three month period ended June 30, 2021, and organic amortization decreased by approximately $1 million, or 9% due to the effects of timing for amortization of certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 40 basis points.

General and administrative expenses. General and administrative expenses totaled $85 million, or 4.3% of revenue, for the three month period ended June 30, 2021, and totaled $85 million, or 5.4% of revenue, for the same period in 2020. Acquisitions contributed $9 million of general and administrative expenses for the three month period ended June 30, 2021. Excluding the effects of acquisitions, general and administrative expenses for the three month period ended June 30, 2021 decreased by $9 million, or approximately 11%, as compared with the same period in the prior year, primarily due to recovery of provisions for credit losses and the effects of legal and settlement matter timing, offset, in part, by increases in compensation, travel and information technology expenses. Overall, general and administrative expenses as a percentage of revenue decreased by approximately 110 basis points for the three month period ended June 30, 2021 as compared with the same period in 2020, due to higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was approximately $14 million, or approximately 0.7% of revenue, for the three month period ended June 30, 2021, as compared with $15 million, or 0.9% of revenue, for the same period in 2020. The decrease in interest expense, net, related primarily to a reduction in interest expense from credit facility activity as well as a decrease in discount charges on financing arrangements for trade receivables. Interest expense from credit facility activity decreased by approximately $2 million for the three month period ended June 30, 2021 as compared with the same period in the prior year due to a combination of lower average balances and lower interest rates. The reduction in interest expense on credit facility activity and financing arrangements was offset, in part, by an increase in interest expense on senior notes. In August 2020, we issued $600 million aggregate principal amount of 4.50% Senior Notes and redeemed $400 million aggregate principal amount of our 4.875% Senior Notes.
Equity in earnings of unconsolidated affiliates, net. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month periods ended June 30, 2021 and 2020, equity in earnings from unconsolidated affiliates, net, totaled approximately $8 million and $7 million, respectively, and related primarily to our investments in the Waha JVs, and, to a lesser extent, to investments in certain telecommunications and other entities.
Other income, net. Other income, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments and gains or losses from changes to estimated earn-out accruals. Other income, net, was $14 million for the three month period ended June 30, 2021, as compared with $11 million of other income, net, for the same period in 2020. For the three month period ended June 30, 2021, other income, net, included approximately $4 million of gains on sales of equipment, net, $9 million of income, net, from changes to estimated Earn-out accruals and $1 million, net, of income from changes in the fair value of certain investments and income from strategic arrangements. For the three month period ended June 30, 2020, other income, net, included approximately $6 million of gains on sales of equipment, net, and $4 million, net, of income from changes in the fair value of certain investments.
Provision for income taxes. Income tax expense was $27 million for the three month period ended June 30, 2021. Income tax expense for the three month period ended June 30, 2020 was $21 million. Pre-tax income increased to $103 million for the three month period ended June 30, 2021 as compared with $78 million for the same period in 2020. For the three month period ended June 30, 2021, our effective tax rate decreased to 26.3% from 26.7% for the same period in 2020.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $73 million, or 11.5% of revenue, for the three month period ended June 30, 2021, as compared with $76 million, or 11.7% of revenue, for the same period in 2020, a decrease of approximately $4 million, or 5%. Lower levels of revenue contributed to a decrease in EBITDA of $3 million. As a percentage of revenue, EBITDA decreased by approximately 20 basis points, or approximately $1 million, due primarily to reduced project efficiencies and mix.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $16 million, or 3.2% of revenue, for the three month period ended June 30, 2021, as compared with EBITDA of $30 million, or 7.1% of revenue, for the same period in 2020, a decrease in EBITDA of approximately $14 million, or 48%. Higher levels of revenue contributed an increase in EBITDA of approximately $4 million. As a percentage of revenue, EBITDA decreased by approximately 380 basis points, or $18 million, due to project start-up delays, reduced project efficiencies, including weather-related inefficiencies and mix.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $138 million, or 22.2% of revenue, for the three month period ended June 30, 2021, as compared with $80 million, or 21.7% of revenue, for the same period in 2020, an increase of $58 million, or 72%. Higher levels of revenue contributed an increase in EBITDA of $55 million, and improved productivity contributed an increase in EBITDA of approximately $3 million. EBITDA margins increased by approximately 50 basis points due primarily to improved project efficiencies, close-outs and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $9 million, or 4.0% of revenue, for the three month period ended June 30, 2021, as compared with EBITDA of negative $3 million, or negative 2.6% of revenue, for the same period in 2020, an increase in EBITDA of approximately $13 million, or 391%. As a percentage of revenue, EBITDA increased by approximately 660 basis points, due primarily to mix, as well as improved project efficiencies and close-outs.
Other Segment. EBITDA from Other businesses was approximately $8 million for both the three month periods ended June 30, 2021 and 2020 and related primarily to equity in earnings from our investments in the Waha JVs.
Corporate. Corporate EBITDA was negative $20 million for the three month period ended June 30, 2021, as compared with EBITDA of negative $31 million for the same period in 2020, for an increase in EBITDA of approximately $11 million. Corporate EBITDA included income, net, from changes in the fair value of certain investments and income from strategic arrangements of approximately $1 million and $4 million for the three month periods ended June 30, 2021 and 2020, respectively, and included income, net, from changes to estimated Earn-out accruals, net, of $9 million for the three month period ended June 30, 2021. Excluding the effects of these items, other corporate expenses for the three month period ended June 30, 2021 decreased by approximately $5 million as compared with the same period in the prior year, due primarily to the effects of timing of legal and settlement matters.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenue. For the six month period ended June 30, 2021, consolidated revenue totaled $3,738 million as compared with $2,986 million for the same period in 2020, an increase of $752 million, or 25%. Revenue increases in our Oil and Gas segment of $619 million, or 85%, our Clean Energy and Infrastructure segment of $119 million, or 17%, and in our Electrical Transmission segment of $114 million, or 45%, were partially offset by a decrease in revenue in our Communications segment of $99 million, or 8%. Acquisitions contributed $358 million of revenue for the six month period ended June 30, 2021, and organic revenue increased $394 million, or 13%, as compared with the same period in 2020.
Communications Segment. Communications revenue was $1,199 million for the six month period ended June 30, 2021, as compared with $1,298 million for the same period in 2020, a decrease of $99 million, or 8%. Acquisitions contributed $76 million of revenue for the six month period ended June 30, 2021, and organic revenue decreased by approximately $175 million, or 13%, as compared with the same period in 2020. The decrease in organic revenue was primarily driven by lower levels of wireless services, including from the effects of temporary project timing delays related to recently completed 5G spectrum auctions, for which deployment is expected to begin in the latter part of 2021, and from the effects of the COVID-19 pandemic.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $832 million for the six month period ended June 30, 2021 as compared with $712 million for the same period in 2020, an increase of $119 million, or 17%. For the six month period ended June 30, 2021, acquisitions contributed $145 million of revenue, and organic revenue decreased by $26 million, or 4%, as compared with the same period in 2020, due primarily to timing of project activity, including project start-up and weather-related delays.
Oil and Gas Segment. Oil and Gas revenue was $1,347 million for the six month period ended June 30, 2021, as compared with $728 million for the same period in 2020, an increase of $619 million, or 85%. For the six month period ended June 30, 2021, acquisitions contributed $35 million of revenue, and organic revenue increased by $584 million, or 80%, as compared with the same period in 2020. The expected increase was primarily due to higher levels of large diameter project activity, which initiated during 2021 and is expected to continue throughout the balance of the year, partially offset by the effects of timing of other projects.
Electrical Transmission Segment. Electrical Transmission revenue was $366 million for the six month period ended June 30, 2021 as compared with $252 million for the same period in 2020, an increase of $114 million, or 45%. For the six month period ended June 30, 2021, acquisitions contributed $103 million of revenue, and organic revenue increased by $11 million, or 5%, as compared with the same period in 2020, primarily due to timing and higher levels of project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $621 million, or 24%, to $3,189 million for the six month period ended June 30, 2021 from $2,568 million for the same period in 2020. Higher levels of revenue contributed an increase of $647 million in costs of revenue, excluding depreciation and amortization, and improved productivity contributed a decrease of approximately $26 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 70 basis points, from 86.0% of revenue for the six month period ended June 30, 2020 to 85.3% of revenue for the same period in 2021, due, in part, to higher levels of revenue, as well as from the effects of project efficiencies, close-outs and mix in certain of our segments, offset, in part, by reduced productivity in certain other segments.
Depreciation. Depreciation was $167 million, or 4.5% of revenue, for the six month period ended June 30, 2021, as compared with $111 million, or 3.7% of revenue, for the same period in 2020, an increase of $56 million, or 51%. Acquisitions contributed $8 million of depreciation for the six month period ended June 30, 2021, and organic depreciation increased by $48 million, or 43%, due primarily to the impact of capital investments to support expected increased levels of large diameter pipeline project activity in 2021. As a percentage of revenue, depreciation increased by approximately 80 basis points.
Amortization of intangible assets. Amortization of intangible assets was $31 million, or 0.8% of revenue, for the six month period ended June 30, 2021, as compared with $17 million, or 0.6% of revenue, for the same period in 2020, an increase of approximately $14 million, or 81%. Acquisitions contributed $16 million of amortization for the three month period ended June 30, 2021, and organic amortization decreased by approximately $2 million, or 12% due to the effects of timing for amortization of certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 30 basis points, primarily related to acquisitions.
General and administrative expenses. General and administrative expenses were $158 million, or 4.2% of revenue, for the six month period ended June 30, 2021, as compared with $170 million, or 5.7% of revenue, for the same period in 2020, a decrease of $12 million, or 7%. Acquisitions contributed $13 million of general and administrative expenses for the six month period ended June 30, 2021. Excluding the effects of acquisitions, general and administrative expenses for the six month period ended June 30, 2021 decreased by $25 million, or approximately 15%, as compared with the same period in the prior year, primarily due to recovery of provisions for credit losses, resulting from successful collection efforts for previously reserved amounts, and reductions in travel and professional fee expense, offset, in part, by the effects of legal and settlement matter timing. Overall, general and administrative expenses as a percentage of revenue decreased by approximately 150 basis points for the six month period ended June 30, 2021 as compared with the same period in 2020, due, in part, to higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $26 million, or 0.7% of revenue, for the six month period ended June 30, 2021, as compared with $32 million, or 1.1% of revenue, for the same period in 2020, a decrease of $6 million, or 17%. The decrease in interest expense, net, related primarily to a reduction in interest expense from credit facility activity as well as a decrease in discount charges on financing arrangements for trade receivables. Interest expense from credit facility activity decreased by approximately $6 million as compared with the same period in the prior year due to a combination of lower average balances and lower interest rates. The reduction in interest expense on credit facility activity and financing arrangements was offset, in part, by an increase in interest expense on senior notes, as described above.
Equity in earnings of unconsolidated affiliates, net. For both the six month periods ended June 30, 2021 and 2020, equity in earnings from unconsolidated affiliates, net, totaled approximately $15 million, and related primarily to our investments in the Waha JVs, and, to a lesser extent, to investments in certain telecommunications and other entities.

Other income, net. Other income, net, was $17 million for the six month period ended June 30, 2021, as compared with $12 million of other income, net, for the same period in 2020. For the six month period ended June 30, 2021, other income, net, included approximately $9 million of income from changes to estimated Earn-out accruals, net, $6 million of gains on sales of equipment, net. For the six month period ended June 30, 2020, other income, net, included approximately $8 million of gains on sales of equipment, net, and $4 million, net, of income, from changes in the fair value of certain investments, offset, in part, by approximately $2 million of expense from changes to estimated Earn-out accruals, net.
Provision for income taxes. Income tax expense was $56 million for the six month period ended June 30, 2021. Income tax expense for the six month period ended June 30, 2020 was $21 million. Pre-tax income increased to $198 million for the six month period ended June 30, 2021 as compared with $114 million for the same period in 2020. For the six month period ended June 30, 2021, our effective tax rate increased to 28.4% from 18.6% for the same period in 2020. Our effective tax rate in the first half of 2021 included the negative effect of $2 million related to non-deductible share-based compensation, whereas in the first half of 2020, our effective tax rate included a benefit of approximately $10 million related to the release of certain valuation allowances on Canadian deferred tax assets that were no longer necessary.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $122 million, or 10.1% of revenue, for the six month period ended June 30, 2021, as compared with $127 million, or 9.8% of revenue, for the same period in 2020, a decrease of $6 million, or approximately 4%. Lower levels of revenue contributed to a decrease in EBITDA of $10 million. As a percentage of revenue, EBITDA increased by approximately 30 basis points, or approximately $4 million, due primarily to improved project efficiencies and mix.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $26 million, or 3.2% of revenue, for the six month period ended June 30, 2021, as compared with EBITDA of $35 million, or 4.9% of revenue, for the same period in 2020, a decrease in EBITDA of approximately $9 million, or 25%. Higher levels of revenue contributed an increase in EBITDA of approximately $6 million. As a percentage of revenue, EBITDA decreased by approximately 170 basis points, or $14 million, due to project start-up delays, reduced project efficiencies, including weather-related inefficiencies and mix.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $306 million, or 22.7% of revenue, for the six month period ended June 30, 2021, as compared with $155 million, or 21.2% of revenue, for the same period in 2020, an increase of $151 million, or 98%. Higher levels of revenue contributed an increase in EBITDA of $132 million, and improved productivity contributed an increase in EBITDA of approximately $20 million. EBITDA margins increased by approximately 150 basis points due primarily to improved project efficiencies, close-outs and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $13 million, or 3.5% of revenue, for the six month period ended June 30, 2021, as compared with EBITDA of $5 million, or 2.0% of revenue, for the same period in 2020, an increase in EBITDA of approximately $8 million, or 153%. Higher levels of revenue contributed an increase in EBITDA of $2 million. As a percentage of revenue, EBITDA increased by approximately 150 basis points, or $5 million, due primarily to project mix.
Other Segment. EBITDA from Other businesses totaled approximately $16 million and $15 million for the six month periods ended June 30, 2021 and 2020, and related primarily to equity in earnings from our investments in the Waha JVs.
Corporate. Corporate EBITDA was negative $60 million for the six month period ended June 30, 2021, as compared with EBITDA of negative $63 million for the same period in 2020, for an increase in EBITDA of approximately $3 million. Corporate EBITDA for the six month period ended June 30, 2021 included approximately $9 million of income related to changes in estimated Earn-out accruals, net, whereas for the same period in 2020, Corporate EBITDA included $2 million of expense from changes to estimated Earn-out accruals, net and approximately $4 million of income, net, from changes in the fair value of certain investments. Excluding the effects of these items, other corporate expenses for the six month period ended June 30, 2021 increased by approximately $4 million as compared with the same period in the prior year, due primarily to the effects of timing of legal and settlement matters.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Net income	$75.8	3.9%	$56.8	3.6%	$141.9	3.8%	$92.9	3.1%
Interest expense, net	13.8	0.7%	14.8	0.9%	26.3	0.7%	31.8	1.1%
Provision for income taxes	27.1	1.4%	20.7	1.3%	56.4	1.5%	21.2	0.7%
Depreciation	87.5	4.5%	57.7	3.7%	166.8	4.5%	110.8	3.7%
Amortization of intangible assets	19.9	1.0%	9.8	0.6%	31.2	0.8%	17.2	0.6%
EBITDA	$224.1	11.4%	$159.9	10.2%	$422.5	11.3%	$273.8	9.2%
Non-cash stock-based compensation expense	6.1	0.3%	5.8	0.4%	11.6	0.3%	9.9	0.3%
Adjusted EBITDA	$230.2	11.7%	$165.7	10.6%	$434.1	11.6%	$283.7	9.5%
A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
EBITDA	$224.1	11.4%	$159.9	10.2%	$422.5	11.3%	$273.8	9.2%
Non-cash stock-based compensation expense	6.1	0.3%	5.8	0.4%	11.6	0.3%	9.9	0.3%
Adjusted EBITDA	$230.2	11.7%	$165.7	10.6%	$434.1	11.6%	$283.7	9.5%
Reportable Segment:
Communications	$72.7	11.5%	$76.4	11.7%	$121.5	10.1%	$127.2	9.8%
Clean Energy and Infrastructure	15.6	3.2%	30.1	7.1%	26.4	3.2%	35.0	4.9%
Oil and Gas	138.1	22.2%	80.1	21.7%	305.7	22.7%	154.5	21.2%
Electrical Transmission	9.3	4.0%	(3.2)	(2.6)%	12.9	3.5%	5.1	2.0%
Other	8.3	NM	7.5	NM	15.8	NM	14.9	NM
Corporate	(13.8)	—	(25.2)	—	(48.2)	—	(53.0)	—
Adjusted EBITDA	$230.2	11.7%	$165.7	10.6%	$434.1	11.6%	$283.7	9.5%
NM - Percentage is not meaningful
The tables below reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended June 30,
	2021		2020
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$75.8	$1.02	$56.8	$0.78
Adjustments:
Non-cash stock-based compensation expense	6.1	0.08	5.8	0.08
Amortization of intangible assets	19.9	0.27	9.8	0.13
Total adjustments, pre-tax	$26.0	$0.35	$15.6	$0.21
Income tax effect of adjustments (a)	(5.7)	(0.08)	(3.5)	(0.05)
Statutory tax rate effects (b)	0.7	0.01	—	—
Adjusted non-U.S. GAAP measure	$96.7	$1.30	$69.0	$0.95

	For the Six Months Ended June 30,
	2021		2020
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$141.9	$1.91	$92.9	$1.26
Adjustments:
Non-cash stock-based compensation expense	11.6	0.16	9.9	0.13
Amortization of intangible assets	31.2	0.42	17.2	0.23
Total adjustments, pre-tax	$42.8	$0.58	$27.1	$0.37
Income tax effect of adjustments (a)	(7.1)	(0.10)	(6.1)	(0.08)
Statutory tax rate effects (b)	1.2	0.02	—	—
Adjusted non-U.S. GAAP measure	$178.8	$2.41	$113.8	$1.54
(a)    Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, which for the six month periods ended June 30, 2021 and 2020, included net tax benefits of $0.1 million and net tax deficiencies of $0.2 million, respectively, from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effect on pre-tax income. For the three and six month periods ended June 30, 2021, our consolidated effective tax rates, as reported, were 26.3% and 28.4%, respectively, and as adjusted, were 24.9% and 25.8%, respectively. For the three and six month periods ended June 30, 2020, our consolidated effective tax rates, as reported, were 26.7% and 18.6%, respectively, and as adjusted, were 26.0% and 19.3%, respectively.
(b)    For the three and six month periods ended June 30, 2021, includes the effect of changes in certain state tax rates.
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
Capital Expenditures. For the six month period ended June 30, 2021, we spent approximately $97 million on capital expenditures, or $84 million, net of asset disposals, and incurred approximately $99 million of equipment purchases under finance leases. We estimate that we will spend approximately $170 million on capital expenditures, or approximately $120 million, net of asset disposals, in 2021, and expect to incur approximately $160 million to $180 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the six month period ended June 30, 2021, we used $589 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future Earn-out liabilities as of June 30, 2021 was approximately $120 million. Of this amount, $17 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the six month periods ended June 30, 2021 and 2020, we made Earn-out payments of $46 million and $50 million, respectively.
Income Taxes. For the six month period ended June 30, 2021, tax payments, net of tax refunds, were $61 million. For the six month period ended June 30, 2020, tax payments, net of tax refunds were $1 million, which included the benefit of tax payment deferrals of approximately

$8 million resulting from federal and state COVID-19 relief provisions. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of June 30, 2021, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, increased to approximately $2.0 billion as of June 30, 2021 from $1.8 billion as of December 31, 2020 due primarily to higher levels of revenue, offset, in part, by lower DSOs. See below for related discussion.
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
Sources and Uses of Cash
As of June 30, 2021, we had approximately $769 million in working capital, defined as current assets less current liabilities, as compared with $944 million as of December 31, 2020, a decrease of approximately $175 million. Cash and cash equivalents totaled approximately $237 million and $423 million as of June 30, 2021 and December 31, 2020, respectively.
Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$349.3	$467.2
Net cash used in investing activities	$(676.1)	$(136.7)
Net cash provided by (used in) financing activities	$140.8	$(354.6)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, including the effect of deferrals from COVID-19 relief provisions, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the six month period ended June 30, 2021 was $349 million, as compared with approximately $467 million for the same period in 2020, for a decrease in cash provided by operating activities of approximately $118 million. The decrease was primarily due to the effect of revenue growth-related working capital changes in assets and liabilities, net, partially offset by an increase in net income and increases in certain expenses that reconcile net income to operating cash flows, including depreciation expense.
Our days sales outstanding, net of contract liabilities (“DSO”) was 80 as of June 30, 2021 and 86 as of December 31, 2020. DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. The decrease in our DSOs for the six month period ended June 30, 2021 was due to timing of ordinary course billing and collection activities. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.

Investing Activities. Net cash used in investing activities increased by approximately $539 million to $676 million for the six month period ended June 30, 2021 from $137 million for the six month period ended June 30, 2020. We completed seven acquisitions during the six month period ended June 30, 2021, for which we paid $589 million in cash, an increase of approximately $579 million as compared with the same period in 2020. These acquisitions were funded with cash on hand and borrowings under our senior secured credit facility. Capital expenditures totaled $97 million, or $84 million, net of asset disposals for the six month period ended June 30, 2021, as compared with $133 million, or $115 million, net of asset disposals, for the same period in 2020, for a decrease in cash used in investing activities of approximately $31 million. Payments for other investments, which related primarily to investments in certain equity investees, decreased from $17 million for the six month period ended June 30, 2020 to $6 million for the same period in 2021. Proceeds from other investing activities, net, together with proceeds from other investments decreased from $5 million for the six month period ended June 30, 2020 to $3 million for the same period in 2021.
Financing Activities. Net cash provided by financing activities for the six month period ended June 30, 2021 was $141 million, as compared with net cash used in financing activities of $355 million for the same period in 2020, for an increase in cash provided by financing activities of $495 million. The increase in cash provided by financing activities was driven primarily by credit facility and other borrowing-related activity, net, which for the six month period ended June 30, 2021 totaled $253 million of borrowings, net of repayments, as compared with $166 million of repayments, net, for the six month period ended June 30, 2020, for an increase in cash provided by financing activities of approximately $419 million, primarily related to our 2021 acquisitions. Additionally, there were no share repurchases for the six month period ended June 30, 2021, whereas for the same period in 2020, share repurchases totaled $120 million, for a reduction in cash used in financing activities in 2021.
Offsetting the above mentioned increases in cash provided by financing activities, we paid approximately $9 million to holders of our non-controlling interests for the six month period ended June 30, 2021, including $7 million as consideration to acquire 15% of the remaining interests of one of these entities. Additionally, payments of finance lease obligations increased by approximately $15 million for the six month period ended June 30, 2021 as compared with the same period in 2020, for an increase in cash used in financing activities.
Additionally, payments of acquisition-related contingent consideration included within financing activities totaled $21 million for the six month period ended June 30, 2021 as compared with $10 million for the same period in 2020, for an increase in cash used in financing activities of $11 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $44 million for the six month period ended June 30, 2021 as compared with $50 million for the same period in 2020. The method of determining the amount of excess of acquisition-date liabilities was revised in the fourth quarter of 2020 to more closely align the cash flow presentation for such amounts with the economics of the contingent consideration arrangements. Excess of acquisition-date liability payments included within operating cash flows totaled $23 million for the six month period ended June 30, 2021 as compared with $40 million for the same period in 2020.
Senior Secured Credit Facility
We have a senior secured credit facility (the “Credit Facility”) maturing on September 19, 2024. Aggregate borrowing commitments under the Credit Facility total $1.75 billion, composed of $1.35 billion of revolving commitments and a term loan totaling $400 million in original principal amount, of which $393 million was outstanding as of June 30, 2021. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions or other strategic arrangements, equity investments, share repurchases and the repurchase or prepayment of indebtedness.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of June 30, 2021.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2020 Form 10-K. Also see Note 7 - Debt in the notes to the consolidated financial statements in this Form 10-Q for current period balances and discussion, which is incorporated by reference.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with potential funding obligations, indemnification and/or guarantee arrangements relating to our equity and other investment arrangements, including our variable interest entities. Refer to Note 14 - Commitments and Contingencies, Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions in the notes to the consolidated financial statements, which are incorporated by reference.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2021, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of June 30, 2021, we had $292 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 1.37% and a term loan with a balance of $393 million with an interest rate of 1.35%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $3 million for the six month period ended June 30, 2021.
As of June 30, 2021, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes and $313 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 3.5%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 2% of our total revenue for the six month period ended June 30, 2021. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the six month period ended June 30, 2021. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of June 30, 2021. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
April 1 through April 30	5,569	$98.03	—	$158,617,588
May 1 through May 31	5,901	$110.38	—	$158,617,588
June 1 through June 30	8,901	$110.58	—	$158,617,588
Total	20,371		—
(a)Includes 5,569, 5,721 and 8,901 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in April, May and June of 2021, respectively, and 180 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in May of 2021.
(b)As of June 30, 2021, the remaining amount available for share repurchases includes $8.6 million under our December 2018 $100 million share repurchase program, which was publicly announced on December 21, 2018, and the full amount under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.	Description

10.1+
MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Annex A to our Definitive Additional Proxy Materials filed with the SEC on May 13, 2021 and incorporated by reference herein.

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensation plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	August 5, 2021
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)