Form 10-Q
period 2021-09-30
MASTEC INC
filed 2021-11-04
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of November 1, 2021, MasTec, Inc. had 74,303,674 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2021

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$2,404,332	$1,698,279	$6,142,414	$4,684,180
Costs of revenue, excluding depreciation and amortization	2,057,336	1,380,522	5,246,427	3,948,644
Depreciation	95,366	71,397	262,132	182,173
Amortization of intangible assets	23,352	11,200	54,522	28,384
General and administrative expenses	91,638	72,690	249,706	243,163
Interest expense, net	13,091	13,553	39,379	45,365
Equity in earnings of unconsolidated affiliates, net	(8,714)	(7,445)	(23,585)	(22,092)
Loss on extinguishment of debt	—	5,569	—	5,569
Other income, net	(7,772)	(6,612)	(24,457)	(18,481)
Income before income taxes	$140,035	$157,405	$338,290	$271,455
Provision for income taxes	(27,578)	(40,520)	(83,956)	(61,681)
Net income	$112,457	$116,885	$254,334	$209,774
Net income attributable to non-controlling interests	1,370	394	2,147	48
Net income attributable to MasTec, Inc.	$111,087	$116,491	$252,187	$209,726

Earnings per share (Note 2):
Basic earnings per share	$1.53	$1.61	$3.48	$2.87
Basic weighted average common shares outstanding	72,503	72,138	72,481	72,971

Diluted earnings per share	$1.50	$1.59	$3.41	$2.84
Diluted weighted average common shares outstanding	73,977	73,095	73,921	73,787

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited - in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$112,457	$116,885	$254,334	$209,774
Other comprehensive (loss) income:
Foreign currency translation losses, net of tax	(1,278)	(616)	(64)	(1,753)
Unrealized (losses) gains on investment activity, net of tax	(1,041)	2,839	9,333	(21,447)
Comprehensive income	$110,138	$119,108	$263,603	$186,574
Comprehensive income attributable to non-controlling interests	1,370	394	2,147	48
Comprehensive income attributable to MasTec, Inc.	$108,768	$118,714	$261,456	$186,526

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$239,924	$423,118
Accounts receivable, net of allowance	956,973	784,488
Contract assets	1,166,183	969,743
Inventories, net	91,781	89,645
Prepaid expenses	74,224	60,631
Other current assets	59,334	31,390
Total current assets	$2,588,419	$2,359,015
Property and equipment, net	1,063,358	982,328
Operating lease assets	197,581	176,573
Goodwill, net	1,338,597	1,243,034
Other intangible assets, net	496,963	184,043
Other long-term assets	328,330	282,856
Total assets	$6,013,248	$5,227,849
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$161,016	$145,110
Current portion of operating lease liabilities	80,155	72,481
Accounts payable	688,680	571,269
Accrued salaries and wages	213,403	135,316
Other accrued expenses	224,820	187,647
Contract liabilities	247,315	228,388
Other current liabilities	88,919	74,988
Total current liabilities	$1,704,308	$1,415,199
Long-term debt, including finance leases	1,347,149	1,157,632
Long-term operating lease liabilities	129,568	116,506
Deferred income taxes	326,107	302,938
Other long-term liabilities	228,634	230,049
Total liabilities	$3,735,766	$3,222,324
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 93,246,800 and 93,107,440 (including 1,858,799 and 1,843,041 of unvested stock awards) as of September 30, 2021 and December 31, 2020, respectively	9,325	9,311
Capital surplus	847,242	837,453
Retained earnings	2,085,744	1,833,557
Accumulated other comprehensive loss	(82,175)	(91,444)
Treasury stock, at cost: 18,941,926 shares as of both September 30, 2021 and December 31, 2020, respectively	(586,955)	(586,955)
Total MasTec, Inc. shareholders’ equity	$2,273,181	$2,001,922
Non-controlling interests	$4,301	$3,603
Total equity	$2,277,482	$2,005,525
Total liabilities and equity	$6,013,248	$5,227,849

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2021
Balance as of June 30, 2021	93,256,202	$9,326	(18,941,926)	$(586,955)	$841,190	$1,974,657	$(79,856)	$2,158,362	$3,007	$2,161,369
Net income						111,087		111,087	1,370	112,457
Other comprehensive loss							(2,319)	(2,319)		(2,319)
Non-cash stock-based compensation					6,073			6,073		6,073
Forfeiture of restricted shares, net	(9,174)	(1)			1			—		—
Shares withheld for taxes, net of other share activity	(228)	—			(22)			(22)		(22)
Distributions to non-controlling interests								—	(76)	(76)
Balance as of September 30, 2021	93,246,800	$9,325	(18,941,926)	$(586,955)	$847,242	$2,085,744	$(82,175)	$2,273,181	$4,301	$2,277,482

For the Three Months Ended September 30, 2020
Balance as of June 30, 2020	92,665,097	$9,267	(18,941,926)	$(586,955)	$821,584	$1,603,944	$(101,129)	$1,746,711	$4,125	$1,750,836
Net income						116,491		116,491	394	116,885
Other comprehensive income							2,223	2,223		2,223
Non-cash stock-based compensation					5,639			5,639		5,639
Issuance of restricted shares, net	1,391	—			—			—		—
Other stock issuances, net of shares withheld for taxes	94,553	9			2,272			2,281		2,281
Distributions to non-controlling interests								—	(719)	(719)
Balance as of September 30, 2020	92,761,041	$9,276	(18,941,926)	$(586,955)	$829,495	$1,720,435	$(98,906)	$1,873,345	$3,800	$1,877,145

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2021
Balance as of December 31, 2020	93,107,440	$9,311	(18,941,926)	$(586,955)	$837,453	$1,833,557	$(91,444)	$2,001,922	$3,603	$2,005,525
Net income						252,187		252,187	2,147	254,334
Other comprehensive income							9,269	9,269		9,269
Non-cash stock-based compensation					17,673			17,673		17,673
Issuance of restricted shares, net	132,021	13			(13)			—		—
Other stock issuances, net of shares withheld for taxes	7,339	1			(2,442)			(2,441)		(2,441)
Distributions to non-controlling interests								—	(76)	(76)
Purchase of non-controlling interests					(5,429)			(5,429)	(1,373)	(6,802)
Balance as of September 30, 2021	93,246,800	$9,325	(18,941,926)	$(586,955)	$847,242	$2,085,744	$(82,175)	$2,273,181	$4,301	$2,277,482

For the Nine Months Ended September 30, 2020
Balance as of December 31, 2019	91,909,430	$9,191	(15,344,917)	$(466,727)	$809,753	$1,510,709	$(75,706)	$1,787,220	$4,471	$1,791,691
Net income						209,726		209,726	48	209,774
Other comprehensive loss							(23,200)	(23,200)		(23,200)
Non-cash stock-based compensation					15,538			15,538		15,538
Issuance of restricted shares, net	694,746	69			(69)			—		—
Other stock issuances, net of shares withheld for taxes	156,865	16			4,273			4,289		4,289
Acquisition of treasury stock, at cost			(3,597,009)	(120,228)				(120,228)		(120,228)
Distributions to non-controlling interests								—	(719)	(719)
Balance as of September 30, 2020	92,761,041	$9,276	(18,941,926)	$(586,955)	$829,495	$1,720,435	$(98,906)	$1,873,345	$3,800	$1,877,145

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$254,334	$209,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	262,132	182,173
Amortization of intangible assets	54,522	28,384
Non-cash interest expense, net	2,342	2,201
Non-cash stock-based compensation expense	17,673	15,538
Provision for deferred income taxes	439	7,947
Equity in earnings of unconsolidated affiliates	(23,585)	(22,092)
Gains on sales of assets, net	(10,704)	(12,874)
Other non-cash items, net	(8,218)	23,046
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(59,665)	(49,802)
Contract assets	(109,399)	10,637
Inventories	11,968	15,645
Other assets, current and long-term portion	(8,998)	38,729
Accounts payable and accrued expenses	134,487	109,689
Contract liabilities	(7,478)	160,648
Other liabilities, current and long-term portion	(10,753)	(36,467)
Net cash provided by operating activities	$499,097	$683,176
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(604,907)	(11,251)
Capital expenditures	(132,348)	(183,725)
Proceeds from sale of property and equipment	25,465	29,744
Payments for other investments	(7,111)	(17,436)
Proceeds from other investments	557	648
Other investing activities, net	1,650	4,843
Net cash used in investing activities	$(716,694)	$(177,177)
Cash flows from financing activities:
Proceeds from credit facilities	795,414	1,415,426
Repayments of credit facilities	(606,575)	(1,725,845)
Proceeds from issuance of 4.50% senior notes	—	600,000
Repayments of 4.875% senior notes	—	(400,000)
Payments of finance lease obligations	(117,437)	(92,260)
Payments of acquisition-related contingent consideration	(21,675)	(10,097)
Payments to non-controlling interests, including acquisition of interests and distributions	(8,965)	(719)
Proceeds from stock-based awards	—	5,483
Payments for stock-based awards	(3,795)	(614)
Repurchases of common stock	—	(120,228)
Other financing activities, net	(2,503)	(11,128)
Net cash provided by (used in) financing activities	$34,464	$(339,982)
Effect of currency translation on cash	(61)	730
Net (decrease) increase in cash and cash equivalents	$(183,194)	$166,747
Cash and cash equivalents - beginning of period	$423,118	$71,427
Cash and cash equivalents - end of period	$239,924	$238,174

Supplemental cash flow information:
Interest paid	$49,133	$57,098
Income tax payments, net of refunds	$62,720	$12,091
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$128,337	$86,083

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
Key estimates include: the recognition of revenue and project profit or loss, which the Company defines as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill, intangible and other assets, acquisition-related contingent consideration and other liabilities, equity investments and other long-lived assets; allowances for credit losses; asset lives used in computing depreciation and amortization; fair values of financial instruments; self-insurance liabilities; other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies.
COVID-19 Pandemic
The novel coronavirus (“COVID-19”) pandemic disrupted business activities and significantly affected global economic conditions at the beginning of 2020 and continuing into 2021 as federal, state and local governments imposed restrictions and mitigation measures to contain COVID-19 or slow its spread, including a recently proposed vaccine mandate, resulting in workforce, supply chain and production disruptions and creating significant uncertainties in the U.S. and global economies. While the adverse effects of these restrictions and mitigation measures partially subsided in the United States beginning in the second half of 2020, the COVID-19 pandemic varies by region and the possibility of future restrictions remains, particularly as new variants of COVID-19 arise.
As a provider of essential services, all of the Company’s business segments have continued to operate throughout the pandemic, and, where safe and possible, the Company was generally directed by its customers to maintain normal work schedules. The Company’s business model has, thus far, proven resilient, and management continues to adapt to the changing operational and economic environment that has resulted from the COVID-19 pandemic. Management’s top priority has been to take appropriate actions to protect the health and safety of its employees, customers and business partners. The Company has adjusted its standard operating procedures within its business operations to ensure employee and customer safety and is continually monitoring evolving health guidelines and responding to changes as appropriate. The COVID-19 pandemic has had a negative impact on the Company’s operations since 2020 and may continue to affect its future business activities. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing and other mitigation measures, the health and availability of work crews or other key personnel, including subcontractors, supply chain disruptions and/or delayed project start dates, project shutdowns or cancellations that may be mandated or requested by governmental authorities or others, all of which could result in lower revenue or higher operating costs and/or create lower levels of overhead cost absorption.
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
Notwithstanding moderation of the COVID-19 pandemic and easing of governmental and other restrictions, the Company may continue to experience negative effects on its business and operations from possible longer-term changes in consumer and customer behavior, and/or from continuing negative economic conditions or from the effects of the recently proposed vaccine mandate. The Company believes that it has taken appropriate steps to mitigate the impacts of the COVID-19 pandemic on its business; however, the potential effects of the COVID-19 pandemic are uncertain, as they depend upon numerous evolving factors that management may not be able to accurately predict. The availability, acceptance, administration, effectiveness, and the duration of such effectiveness, of vaccines and treatments, along with the length and extent of any continuing economic and market disruptions are unknown, and, therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 37% and 32% of consolidated revenue for the three month periods ended September 30, 2021 and 2020, respectively, and totaled 35% and 36% for the nine month periods ended September 30, 2021 and 2020, respectively.
For certain master service and other service agreements under which the Company performs installation and maintenance services, primarily for install-to-the-home service providers in its Communications segment, revenue is recognized at a point in time. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 4% of consolidated revenue for both the three month periods ended September 30, 2021 and 2020, and accounted for approximately 4% and 5% of consolidated revenue for the nine month periods ended September 30, 2021 and 2020, respectively. Substantially all of the Company’s other revenue is recognized over time.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the nine month periods ended September 30, 2021 and 2020, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2020 and 2019. For the three month periods ended September 30, 2021 and 2020, revenue recognized as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $5.2 million and $8.8 million, respectively, and for the nine month periods ended September 30, 2021 and 2020, totaled $36.9 million and $11.5 million, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such capitalized costs, which are amortized over the life of the respective projects, were $1.8 million and $5.5 million as of September 30, 2021 and December 31, 2020, respectively.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of September 30, 2021, the amount of the Company’s remaining performance obligations was $4.2 billion. Based on current expectations, the Company anticipates it will recognize approximately $1.3 billion of its remaining performance obligations as revenue during 2021, with the majority of the remaining balance to be recognized in 2022.
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
As of September 30, 2021 and December 31, 2020, the Company included approximately $97 million and $51 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both September 30, 2021 and December 31, 2020, these change orders and/or claims related to projects across the Company’s segments. The Company actively engages with its customers to complete the final approval process and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Recently Issued Accounting Pronouncements
The discussion below describes the effects of recent accounting pronouncements, as updated from the discussion in the Company’s 2020 Form 10-K.
Accounting Pronouncements Adopted in 2021
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12, which the Company adopted during the first quarter of 2021, did not have a material effect on the Company’s consolidated financial statements.
Other Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) to improve consistency for revenue recognition in the post-acquisition period for acquired contracts as compared to contracts entered into subsequent to acquisition. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, rather than at fair value. ASU 2021-08 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect of this ASU on its consolidated financial statements.
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

The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to MasTec:
Net income - basic and diluted (a)	$111,087	$116,491	$252,187	$209,726
Weighted average shares outstanding:
Weighted average shares outstanding - basic	72,503	72,138	72,481	72,971
Dilutive common stock equivalents (b)	1,474	957	1,440	816
Weighted average shares outstanding - diluted	73,977	73,095	73,921	73,787
(a)Calculated as total net income less amounts attributable to non-controlling interests.
(b)For the three and nine month periods ended September 30, 2021, anti-dilutive common stock equivalents totaled 9,661 and 109,377, respectively. For the three month period ended September 30, 2020 there were no anti-dilutive common stock equivalents, and for the nine month period ended September 30, 2020, anti-dilutive common stock equivalents totaled 58,759.
Note 3 – Goodwill and Other Intangible Assets
The following table provides balances for goodwill by reportable segment as of September 30, 2021 (in millions):

	Communications	Clean Energy and Infrastructure	Oil and Gas	Electrical Transmission	Total Goodwill
Goodwill, gross	$589.5	$165.4	$510.1	$197.9	$1,462.9
Accumulated impairment loss	—	—	(124.3)	—	(124.3)
Goodwill, net	$589.5	$165.4	$385.8	$197.9	$1,338.6
For the nine month period ended September 30, 2021, goodwill included additions of $95.4 million from new business combinations and a net increase of $0.1 million from measurement period adjustments. Currency translation effects related to goodwill and accumulated impairment losses for the nine month period ended September 30, 2021 totaled approximately $0.5 million of gains and $0.4 million of losses, respectively.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing	Amortizing
	Trade Names	Customer Relationships and Backlog	Pre-Qualifications	Other (a)	Total
Other intangible assets, gross, as of December 31, 2020	$34.5	$297.9	$73.8	$26.4	$432.6
Accumulated amortization		(218.5)	(10.6)	(19.5)	(248.6)
Other intangible assets, net, as of December 31, 2020	$34.5	$79.4	$63.2	$6.9	$184.0
Additions from new business combinations	—	311.8	—	55.4	367.2
Currency translation adjustments	—	—	0.3	—	0.3
Amortization expense		(41.5)	(8.4)	(4.6)	(54.5)
Other intangible assets, net, as of September 30, 2021	$34.5	$349.7	$55.1	$57.7	$497.0
(a)Consists principally of trade names and non-compete agreements.
Quarterly Assessment for Indicators of Impairment. During the third quarter of 2021, in conjunction with the Company’s quarterly review for indicators of impairment, management performed quantitative assessments of the goodwill associated with three reporting units within its Oil and Gas segment and one reporting unit within its Clean Energy and Infrastructure segment. Based on the results of these assessments, management determined that the estimated fair values of these reporting units substantially exceeded their carrying values. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, could result in non-cash impairment charges to goodwill and indefinite-lived intangible assets in the future.
Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or strategic arrangements in order to deepen its market presence, broaden its geographic reach and expand its service offerings.
2021 Acquisitions. For the nine month period ended September 30, 2021, MasTec completed eight acquisitions, which included all of the equity interests in: (i) a premier specialty utility contractor primarily providing electrical distribution network services under various multi-year master service agreements to some of the nation’s largest utilities, municipalities and cooperatives, which acquisition was effective in May and is included within the Company’s Electrical Transmission segment, and for which acquisition consideration, including estimated earn-out liabilities, totaled approximately $452 million; (ii) a heavy civil infrastructure construction company focusing on transportation projects; and a heavy industrial general contractor with concrete, piping and electrical capabilities, which acquisitions were effective in February and April, respectively, and both of which are included within the Company’s Clean Energy and Infrastructure segment; (iii) a telecommunications and utility technical services company focusing on outside plant telecommunications engineering; a telecommunications and cable services provider; and a utilities infrastructure company, providing power line construction and repair services, all of which acquisitions were effective in May; and business operations specializing in install-to-the-home services, which acquisition was effective in August, all of which are included within the Company’s Communications segment; and (iv) a pipeline contractor focusing on integrity and maintenance work related to gas distribution infrastructure, which acquisition was effective in February and is included within the Company’s Oil and Gas segment. These acquisitions were funded with cash on hand and borrowings under the Company’s senior secured credit facility and are subject to customary purchase price adjustments.
The following table summarizes the estimated fair values of consideration paid and net assets acquired for the 2021 acquisitions, as adjusted (in millions):

Acquisition consideration:	2021
Cash, net of cash acquired	$604.8
Estimated fair value of contingent consideration	40.1
Total consideration transferred	$644.9
Identifiable assets acquired and liabilities assumed:
Current assets, primarily accounts receivable	$219.2
Long-term assets, primarily property and equipment and operating lease assets	187.5
Amortizing intangible assets	367.2
Current liabilities, including current portion of operating lease liabilities	(145.4)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(79.0)
Total identifiable net assets	$549.5
Goodwill	$95.4
Total net assets acquired, including goodwill	$644.9
Amortizing intangible assets related to the 2021 acquisitions are primarily composed of customer relationships and trade names, which had weighted average lives of approximately 18 years and 17 years, respectively. The weighted average life of amortizing intangible assets for the 2021 acquisitions was 17 years in the aggregate. The acquired intangible assets included a customer relationship and a trade name intangible asset representing $282 million in the aggregate, having asset lives of approximately 20 years each based on the acquired entity’s operational history and established relationships with, and the nature of its customers, which are primarily in the utilities industry. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The goodwill balances for each of the respective acquisitions, including approximately $48 million for the acquisition in our Electrical Transmission segment, represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce, management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec. Approximately $75 million of the goodwill balance related to the 2021 acquisitions is expected to be tax deductible as of September 30, 2021.
The contingent consideration included in the table above is composed of earn-out liabilities, which equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. The earn-out arrangements for the 2021 acquisitions range from one to five-year terms, as set forth in the respective purchase agreements, and are valued at approximately $40 million in the aggregate, of which approximately $26 million is included within current liabilities as of September 30, 2021. Earn-outs are generally payable annually and are recorded within other current and other long-term liabilities in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of September 30, 2021, the range of remaining potential undiscounted earn-out liabilities for the 2021 acquisitions was estimated to be between $2 million and $65 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities for these acquisitions was preliminary as of September 30, 2021; as a result, further adjustments to these estimates may occur.
2020 Acquisitions. During the year ended December 31, 2020, MasTec completed five acquisitions. These acquisitions included the equity interests of two entities. Through a consolidated subsidiary, the Company acquired all of the equity interests in a heavy civil infrastructure construction company that is included within the Company’s Clean Energy and Infrastructure segment. As of the date of acquisition, the Company’s ownership interest in the consolidated subsidiary was 96%, and as of both September 30, 2021 and December 31, 2020, was 91%, with the non-controlling interests owned by members of subsidiary management. The Company also acquired all of the equity interests in a utility service and telecommunications construction contractor that is included within the Company’s Communications segment. Additionally, the Company acquired the assets of three entities in 2020, one that specializes in wireless telecommunications and one that specializes in install-to-the-home services, both of which are included within the Company’s Communications segment, and one that specializes in electrical transmission services that is included within the Company’s Electrical Transmission segment.
The aggregate purchase price for these entities was composed of approximately $23.6 million in cash, net of cash acquired, with an additional $3.1 million due through 2023, subject to certain indemnification provisions, and earn-out liabilities with five-year terms valued at approximately $8.3 million. As of September 30, 2021, the range of remaining potential undiscounted earn-out liabilities for the 2020 acquisitions was estimated to be between $2 million and $17 million; however, there is no maximum payment amount. Determination of the estimated fair values of net assets acquired and earn-out liabilities was complete for all but one of these acquisitions as of September 30, 2021; as a result, further adjustments to these estimates may occur.
Pro Forma Financial Information and Acquisition Results. For the three month periods ended September 30, 2021 and 2020, unaudited supplemental pro forma revenue totaled approximately $2.4 billion and $2.0 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $115.5 million and $127.2 million, respectively. For the nine month periods ended September 30, 2021 and 2020, unaudited supplemental pro forma revenue totaled approximately $6.4 billion and $5.6 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $266.6 million and $222.5 million, respectively.
For the three and nine month periods ended September 30, 2021, the Company’s consolidated results of operations included acquisition-related revenue of approximately $344.4 million and $702.7 million, respectively, and included acquisition-related net losses of approximately $6.6 million and $1.3 million, respectively, based on the Company’s consolidated effective tax rates. For the three and nine month periods ended September 30, 2020, the Company’s consolidated results of operations included acquisition-related revenue of approximately $69.3 million and $182.4 million, respectively, and included acquisition-related net losses of approximately $4.3 million and $5.0 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of intangible assets and exclude the effects of acquisition costs and interest expense associated with consideration paid for the related acquisitions.
Note 4 – Fair Value of Financial Instruments
The Company’s financial instruments are primarily composed of cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, equity investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration, mandatorily redeemable non-controlling interests and debt obligations.
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
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for mandatorily redeemable non-controlling interests (together, “Earn-outs”), that are contingent upon the acquired business achieving certain levels of earnings in the future. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company’s Earn-out liabilities totaled $114.2 million and $135.2 million, respectively, of which $15.8 million and $18.8 million, respectively, related to mandatorily redeemable non-controlling interests. Earn-out liabilities included within other current liabilities totaled approximately $51.2 million and $48.1 million as of September 30, 2021 and December 31, 2020, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which, as of September 30, 2021, ranged from 12.0% to 23.5%, with a weighted average rate of 13.0% based on the relative fair value of each instrument, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of September 30, 2021, the range of potential undiscounted Earn-out liabilities was estimated to be between $25 million and $157 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. There were no additions from new business combinations in either of the three month periods ended September 30, 2021 or 2020, and for the nine month periods ended September 30, 2021 and 2020, additions totaled $40.1 million and $7.2 million, respectively. There were no measurement period adjustments in either of the three or nine month periods ended September 30, 2021. For the three and nine month periods ended September 30, 2021, fair value adjustments totaled net decreases of $4.8 million and $14.1 million, respectively, including a $1.0 million decrease related to mandatorily redeemable non-controlling interests for both the three and nine month periods ended September 30, 2021. These fair value adjustments related to decreases in the Company’s Oil and Gas and Clean Energy and Infrastructure segments, partially offset by increases in the Company’s Communications segment. There were no fair value adjustments for the three month period ended September 30, 2020, and for the nine month period ended September 30, 2020, fair value adjustments, net, and measurement period adjustments totaled increases of $1.7 million and $1.1 million, respectively, and related to businesses in the Company’s Oil and Gas and Communications segments. Earn-out payments totaled $0.8 million and $47.0 million for the three and nine month periods ended September 30, 2021, respectively, including approximately $2.1 million related to mandatorily redeemable non-controlling interests for the nine month period ended September 30, 2021. There were no Earn-out payments for the three month period ended September 30, 2020, and for the nine month period ended September 30, 2020, Earn-out payments totaled $50.4 million. Earn-out payments, to the extent they relate to estimated liabilities as of the date of acquisition, are classified within financing activities in the consolidated statements of cash flows, whereas Earn-out payments in excess of acquisition date liabilities are classified within operating activities in the consolidated statements of cash flows. The method of determining the amount of excess of acquisition-date liabilities was revised in the fourth quarter of 2020 to more closely align the cash flow presentation for such amounts with the economics of the contingent consideration arrangement. Accordingly, all prior year periods have been updated to conform with the current year presentation.

Equity Investments
The Company’s equity investments as of September 30, 2021 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s equity interests in American Virtual Cloud Technologies, Inc., or “AVCT”; (v) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (vi) certain other equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). As of September 30, 2021, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment (“adjusted cost basis”). As of September 30, 2021 and December 31, 2020, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $250 million and $220 million, respectively. As of September 30, 2021 and December 31, 2020, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $18 million and $17 million, respectively. There were no impairments related to these investments during any of the three or nine month periods ended September 30, 2021 or 2020.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $8.3 million and $24.6 million for the three and nine month periods ended September 30, 2021, respectively, and totaled $7.7 million and $22.9 million for the three and nine month periods ended September 30, 2020, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $4.4 million for both the three and nine month periods ended September 30, 2021, and for the three and nine month periods ended September 30, 2020, distributions of earnings totaled $2.4 million and $10.2 million, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $87.5 million as of September 30, 2021. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $206 million and $175 million as of September 30, 2021 and December 31, 2020, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three and nine month periods ended September 30, 2021, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $1.8 million and $14.1 million, respectively, or $1.3 million and $10.7 million, net of tax, respectively. For the three and nine month periods ended September 30, 2020, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $2.5 million and losses of approximately $29.5 million, respectively, or gains of $1.9 million and losses of $22.4 million, net of tax, respectively.
Other Investments. As of September 30, 2021, the Company’s investments in AVCT include (i) shares of AVCT common stock, which are equity securities, and (ii) warrants for the purchase of AVCT common stock, which are derivative financial instruments. In the third quarter of 2021, the Company’s investment in AVCT convertible debentures was automatically converted into shares of AVCT common stock. As of September 30, 2021 and December 31, 2020, the Company’s ownership interest in AVCT’s common stock, including from the converted debentures, totaled approximately 5% and 9%, respectively, and its aggregate ownership interest, assuming the exercise and, as of December 31, 2020, the conversion, of all legally exercisable warrants and convertible debt into AVCT common stock, totaled approximately 8% and 21%, respectively. José R. Mas, MasTec’s Chief Executive Officer, was a director of AVCT through the end of March 2020. The Company does not have the ability to exert significant influence over the operating or financial policies of AVCT.
As of September 30, 2021 and December 31, 2020, the aggregate fair value of the Company’s investments in AVCT approximated $9 million and $17 million, respectively, with an aggregate cost approximating $6 million and $5 million, respectively. Unrealized fair value measurement activity related to the AVCT securities recorded within other income or expense, net, totaled losses of approximately $7.6 million for both the three and nine month periods ended September 30, 2021, and totaled gains of approximately $0.9 million and $4.7 million for the three and nine month periods ended September 30, 2020, respectively. The fair value of the AVCT shares is determined based on the market price of identical securities, which is a Level 1 input, beginning as of the second quarter of 2021. Previously, the fair value of the shares was adjusted for certain restrictions on sale, a Level 3 input, which restrictions expired in April 2021. In the third quarter of 2021, in conjunction with the automatic conversion of the AVCT convertible debentures into shares of AVCT common stock, the Company reclassified a gain of $0.7 million from other comprehensive income to other income, net. Prior to the conversion of the AVCT convertible debentures in the third quarter of 2021, unrealized fair value measurement activity related to the AVCT convertible debentures recognized within other comprehensive income or loss totaled losses of approximately $2.4 million and $1.1 million, or $1.8 million and $0.8 million, net of tax, respectively, for the three and nine month periods ended

September 30, 2021, and totaled gains of approximately $0.9 million, or $0.7 million, net of tax, respectively, for both the three and nine month periods ended September 30, 2020. The fair value of the AVCT convertible debentures was determined based on Level 3 inputs.
During the first quarter of 2021, MasTec committed to fund up to $2.5 million for a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer and VIE, of which $0.3 million and $1.3 million were funded during the three and nine month periods ended September 30, 2021, respectively. Equity in losses related to the Company’s proportionate share of income from this investment totaled $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2021, respectively. As of September 30, 2021, MasTec had less than a majority of the members on the board and determined that it did not have a controlling financial interest. The Company has the ability to exert significant influence over the VIE, and, as a result, the Company’s investment in Confluence was accounted for as an equity method investment as of September 30, 2021.
The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments, for which the Company had an aggregate investment of $20 million and $19 million, respectively, including $17 million and $16 million, respectively, for FM Tech, as of September 30, 2021 and December 31, 2020. The initial investment in FM Tech provided for an additional $9 million of purchase price upon resolution of certain contingencies, of which $2 million was paid in the first quarter of 2021. As of September 30, 2021, approximately $3 million of contingent payment liabilities were included within other current liabilities. For the three month period ended September 30, 2021, the Company made no equity contributions related to these telecommunications entities, and for the nine month period ended September 30, 2021, made equity contributions of approximately $2 million. Equity in earnings, net, related to the Company’s proportionate share of income from these telecommunications entities totaled approximately $1 million for the three month period ended September 30, 2021, and for the nine month period ended September 30, 2021, equity in losses was de minimis. For the three month period ended September 30, 2020, equity in losses related to these telecommunications entities was de minimis, and for the nine month period ended September 30, 2020, totaled approximately $1 million.
Certain of these entities provide services to MasTec. Expense recognized in connection with services provided by these entities totaled $3.2 million and $2.7 million for the three month periods ended September 30, 2021 and 2020, respectively, and totaled $7.3 million and $9.0 million for the nine month periods ended September 30, 2021 and 2020, respectively. As of both September 30, 2021 and December 31, 2020, related amounts payable to these entities totaled $0.2 million. In addition, the Company has an employee leasing arrangement with one of these entities. Charges to this entity were de minimis for both the three and nine month periods ended September 30, 2021, and totaled $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, related amounts receivable totaled $0.5 million and $0.4 million, respectively. There were no amounts advanced to these entities for the three month period ended September 30, 2021, and for the nine month period ended September 30, 2021, amounts advanced totaled $0.2 million, which amount was outstanding as of September 30, 2021.
Senior Notes
As of both September 30, 2021 and December 31, 2020, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600 million, and their estimated fair value, as determined based on an exit price approach using Level 1 inputs, totaled $624.0 million and $625.5 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	September 30, 2021	December 31, 2020
Contract billings	$965.5	$805.0
Less allowance	(8.5)	(20.5)
Accounts receivable, net of allowance	$957.0	$784.5

Retainage	302.3	287.7
Unbilled receivables	863.9	682.0
Contract assets	$1,166.2	$969.7
Contract billings represent the amount of performance obligations that have been billed but have not yet been collected. Contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). The increase in the unbilled receivables balance as of September 30, 2021 was driven by ordinary course project activity associated with the Company’s 2021 acquisitions, as well as increased project activity across multiple segments. For the nine month period ended September 30, 2021, provisions for credit losses resulting from successful collection efforts for previously reserved amounts totaled a recovery of $11.0 million. For the nine month period ended September 30, 2020, provisions for credit losses totaled $14.2 million. Impairment losses on contract assets were not material in either period.
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

Contract liabilities, including accrued project losses, totaled approximately $247.3 million and $228.4 million as of September 30, 2021 and December 31, 2020, respectively, of which deferred revenue comprised approximately $225.3 million and $203.0 million, respectively. For the three and nine month periods ended September 30, 2021, the Company recognized revenue of approximately $15.6 million and $181.7 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2020, resulting primarily from the advancement of physical progress on the related projects during the related periods.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $0.8 million and $0.9 million for the three month periods ended September 30, 2021 and 2020, respectively, and totaled $2.3 million and $4.1 million for the nine month periods ended September 30, 2021 and 2020, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	September 30, 2021	December 31, 2020
Land	$11.1	$6.0
Buildings and leasehold improvements	49.0	40.5
Machinery and equipment	2,109.3	1,875.5
Office furniture and equipment	235.8	221.6
Construction in progress	30.5	26.1
Total property and equipment	$2,435.7	$2,169.7
Less accumulated depreciation and amortization	(1,372.3)	(1,187.4)
Property and equipment, net	$1,063.4	$982.3
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $163.5 million and $154.1 million as of September 30, 2021 and December 31, 2020, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $34.3 million and $34.3 million as of September 30, 2021 and December 31, 2020, respectively. The effects of accrued capital expenditures are excluded from the Company’s consolidated statements of cash flows given their non-cash nature.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2021	December 31, 2020
Senior secured credit facility:	September 19, 2024
Revolving loans		$225.9	$32.7
Term loan		390.0	397.5
4.50% Senior Notes	August 15, 2028	600.0	600.0
Finance lease and other obligations		305.8	288.5
Total debt obligations		$1,521.7	$1,318.7
Less unamortized deferred financing costs		(13.6)	(16.0)
Total debt, net of deferred financing costs		$1,508.1	$1,302.7
Current portion of long-term debt		161.0	145.1
Long-term debt		$1,347.1	$1,157.6
Senior Secured Credit Facility
As of September 30, 2021, the Company’s senior secured credit facility (the “Credit Facility”) has aggregate borrowing commitments totaling approximately $1.75 billion, which amount is composed of $1.35 billion of revolving commitments and a term loan with an original principal amount of $400 million. The term loan is subject to amortization in quarterly principal installments of $2.5 million, which commenced in December 2020. Quarterly principal installments on the term loan are subject to adjustment, if applicable, for certain prepayments.
As of September 30, 2021 and December 31, 2020, outstanding revolving loans, which included $26 million and $33 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 1.38% and 1.87% per annum, respectively. The term loan accrued interest at rates of 1.33% and 1.40% as of September 30, 2021 and December 31, 2020, respectively. Letters of credit of approximately $108.7 million and $133.6 million were issued as of September 30, 2021 and December 31, 2020, respectively. As of both September 30, 2021 and December 31, 2020, letter of credit fees accrued at 0.375% per annum for performance standby letters of credit and at 1.25% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2021 and December 31, 2020, availability for revolving loans totaled $1.0 billion and $1.2 billion, respectively, or up to $546.2 million and $516.4 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $274.1 million and $267.3 million of availability in either Canadian dollars or Mexican pesos as of September 30, 2021 and December 31, 2020, respectively. The unused facility fee as of both September 30, 2021 and December 31, 2020 accrued at a rate of 0.20% per annum.
The Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and obligations under the Credit Facility are secured by substantially all of the Company’s and the Guarantor Subsidiaries’ respective assets, subject to certain exceptions.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. As of September 30, 2021, outstanding borrowings under the Company’s other credit facilities totaled approximately $4.0 million and accrued interest at a weighted average rate of 3.2%. As of December 31, 2020, there were no outstanding borrowings. Additionally, the Company has a separate credit facility, under which it may issue up to $50.0 million of performance standby letters of credit.  As of September 30, 2021 and December 31, 2020, letters of credit issued under this facility totaled $26.2 million and $18.2 million, respectively, and accrued fees at 0.40% and 0.50% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
Debt Guarantees and Covenants
The 4.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the Company’s wholly-owned domestic restricted subsidiaries that guarantee its existing credit facilities, subject to certain exceptions. MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both September 30, 2021 and December 31, 2020.
Additional Information
As of September 30, 2021 and December 31, 2020, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $5.0 million and $12.4 million, respectively. In the third quarter of 2020, the Company redeemed its previously outstanding $400 million 4.875% Senior Notes due in 2023 and recognized a pre-tax debt extinguishment loss of approximately $5.6 million, including $3.3 million of early repayment premiums and $2.3 million of unamortized deferred financing costs. For additional information pertaining to the Company’s debt instruments, see Note 7 - Debt in the Company’s 2020 Form 10-K.
Subsequent Event
On November 1, 2021, the Company refunded and replaced its Credit Facility with an unsecured replacement credit facility (the “replacement Credit Facility”), which matures on November 1, 2026, and has total commitments of $2.0 billion, which amount is composed of $1.65 billion of revolving commitments and a term loan with an original principal amount of $350 million. The rates applicable to commitments, borrowings and letters of credit were also modified in connection with the replacement Credit Facility. The replacement Credit Facility is guaranteed by certain of the Company’s subsidiaries, and the obligations under the replacement Credit Facility are not secured. The Company incurred approximately $5 million of financing costs as of November 1, 2021 in connection with the replacement of its Credit Facility, which costs will be amortized over the remaining term of the replacement Credit Facility.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. As of September 30, 2021, the Company’s leases have remaining lease terms of up to ten years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of September 30, 2021 and December 31, 2020 totaled $638.6 million and $563.0 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $463.2 million and $418.7 million as of September 30, 2021 and December 31, 2020, respectively. Depreciation expense associated with finance leases totaled $21.1 million and $17.5 million for the three month periods ended September 30, 2021 and 2020, respectively, and totaled $58.8 million and $50.1 million for the nine month periods ended September 30, 2021 and 2020, respectively.
Operating Leases
Operating lease additions for the three and nine month periods ended September 30, 2021 totaled $3.9 million and $89.2 million, respectively, which included additions from recent acquisitions. For the nine month period ended September 30, 2021, acquisition-related operating lease additions totaled $74.6 million. Operating lease additions for the three and nine month periods ended September 30, 2020 totaled $3.3 million and $16.6 million, respectively.
For the three month periods ended September 30, 2021 and 2020, rent expense for leases that have terms in excess of one year totaled approximately $26.1 million and $25.6 million, respectively, of which $2.4 million and $2.3 million, respectively, represented variable lease costs. For the nine month periods ended September 30, 2021 and 2020, rent expense for such leases totaled approximately $81.6 million and $87.7 million, respectively, of which $7.5 million and $8.0 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $158.3 million and $74.0 million for the three month periods ended September 30, 2021 and 2020, respectively. Rent expense for such leases totaled approximately $399.2 million and $224.4 million for the nine month periods ended

September 30, 2021 and 2020, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of September 30, 2021 were as follows (in millions):

	Finance Leases	Operating Leases
2021, remaining three months	$43.6	$31.5
2022	133.4	73.3
2023	81.8	43.4
2024	41.7	30.6
2025	12.4	19.1
Thereafter	1.0	25.0
Total minimum lease payments	$313.9	$222.9
Less amounts representing interest	(12.2)	(13.1)
Total lease obligations, net of interest	$301.7	$209.8
Less current portion	140.8	80.2
Long-term portion of lease obligations, net of interest	$160.9	$129.6
As of September 30, 2021, finance leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 3.4%. Non-cancelable operating leases had a weighted average remaining lease term of 3.8 years and a weighted average discount rate of 3.1% as of September 30, 2021.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance, including the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Restated 2013 Incentive Plan”), which became effective in May 2021, and which amends and restates the MasTec, Inc. 2013 Incentive Compensation Plan (as amended from time to time, the “2013 Incentive Plan”). The Restated 2013 Incentive Plan increases the total number of shares of MasTec, Inc. common stock reserved and available for delivery pursuant to awards under the Restated 2013 Incentive Plan by 1,150,000 shares. Under all stock-based compensation plans in effect as of September 30, 2021, there were approximately 3,673,000 shares available for future grant.
Non-cash stock-based compensation expense under all plans totaled $6.1 million and $5.6 million for the three month periods ended September 30, 2021 and 2020, respectively, and totaled $17.7 million and $15.5 million for the nine month periods ended September 30, 2021 and 2020, respectively. Income tax benefits associated with stock-based compensation arrangements, including from the vesting of share-based payment awards, totaled $1.2 million and $1.4 million for the three month periods ended September 30, 2021 and 2020, respectively, and totaled $3.4 million and $3.6 million for the nine month periods ended September 30, 2021 and 2020, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of September 30, 2021, total unearned compensation related to restricted shares was approximately $34.5 million, which amount is expected to be recognized over a weighted average period of approximately 1.9 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.3 million and $0.2 million for the three month periods ended September 30, 2021 and 2020, respectively, and totaled $11.6 million and $6.7 million for the nine month periods ended September 30, 2021 and 2020, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2020	1,845,341	$34.90
Granted	160,221	93.58
Vested	(118,263)	52.58
Canceled/forfeited	(26,000)	31.72
Non-vested restricted shares, as of September 30, 2021	1,861,299	$38.88
(a)    Includes 2,500 and 2,300 restricted stock units as of September 30, 2021 and December 31, 2020, respectively.

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
For the three and nine month periods ended September 30, 2021, 21,636 shares and 60,669 shares, respectively, were purchased by participants under the Company’s ESPPs for $1.8 million and $5.0 million, respectively, which shares were reacquired by the Company on the open market. For the three and nine month periods ended September 30, 2020, 39,596 shares and 193,655 shares, respectively, were purchased by participants for $1.5 million and $5.5 million, respectively, which shares were newly issued by the Company. Compensation expense associated with the Company’s ESPPs totaled approximately $0.3 million and $0.5 million for the three month periods ended September 30, 2021 and 2020, respectively, and totaled approximately $0.9 million and $1.7 million for the nine month periods ended September 30, 2021 and 2020, respectively.
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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended September 30:
2021	5,116	6,979	$36.9	$11.7	$48.6
2020	1,452	1,469	$7.2	$1.7	$8.9
For the Nine Months Ended September 30:
2021	2,412	6,979	$81.1	$21.9	$103.0
2020	1,119	1,469	$19.5	$5.5	$25.0
The fluctuations in the number of employees covered under multiemployer plans and related contributions in the table above related to the timing of activity for the Company’s union resource-based projects, the majority of which are within its oil and gas operations, as well as the effect of the Company’s 2021 acquisitions.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase of shares of MasTec common stock from time to time in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The Company’s share repurchase programs do not have an expiration date. There were no share repurchases under the Company’s share repurchase programs in either of the three or nine month periods ended September 30, 2021. During the nine month period ended September 30, 2020, the Company repurchased 3.6 million shares of its common stock, substantially all of which were repurchased in the first quarter, for an aggregate purchase price totaling approximately $120.2 million. As of September 30, 2021, $158.6 million was available for future share repurchases under all of the Company’s open share repurchase programs, which included $8.6 million under the Company’s December 2018 share repurchase program, and the full amount of the Company’s March 2020 $150 million share repurchase program.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, for each of the three and nine month periods ended September 30, 2021 and 2020 relates to the Company’s operations in Canada and Mexico. For the three and nine month periods ended September 30, 2021, unrealized investment activity includes unrealized gains on the Waha JV swaps and unrealized losses on the AVCT convertible debentures prior to their conversion in the third quarter of 2021. The net unrealized gain on the AVCT convertible debentures was reclassified into other income, net in the third quarter of 2021 in conjunction with the conversion into shares of AVCT common stock. For the three month period ended September 30, 2020, unrealized investment activity includes unrealized gains on both the Waha JV swaps and the AVCT convertible debentures, and for the nine month period ended September 30, 2020, includes unrealized losses on the Waha JV swaps, offset, in part, by unrealized gains on the AVCT convertible debentures. See Note 4 - Fair Value of Financial Instruments for additional information pertaining to the Waha JV swaps and AVCT convertible debentures.

Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended September 30, 2021 and 2020, the Company’s consolidated effective tax rates were 19.7% and 25.7%, respectively. For the nine month periods ended September 30, 2021 and 2020, the Company’s consolidated effective tax rates were 24.8% and 22.7%, respectively. The Company’s effective tax rate for the nine month period ended September 30, 2021 included the negative effect of $2.3 million related to non-deductible share-based compensation, offset by a benefit from adjustments related to the third quarter 2021 finalization of the Company’s 2020 tax returns. For the nine month period ended September 30, 2020, the Company’s tax rate benefited from the release of approximately $9.6 million of certain valuation allowances on Canadian deferred tax assets that were no longer necessary, as well as from adjustments related to the finalization of the Company’s 2019 tax returns.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2021	2020	2021	2020
Communications (a)	$670.3	$645.4	$1,869.3	$1,943.8
Clean Energy and Infrastructure	518.4	468.9	1,350.3	1,181.4
Oil and Gas	858.4	462.5	2,205.3	1,190.1
Electrical Transmission	365.3	128.5	731.4	380.7
Other	0.0	0.1	0.0	0.2
Eliminations	(8.1)	(7.1)	(13.9)	(12.0)
Consolidated revenue	$2,404.3	$1,698.3	$6,142.4	$4,684.2
(a)    Revenue generated primarily by utilities customers represented 22.2% and 15.7% of Communications segment revenue for the three month periods ended September 30, 2021 and 2020, respectively, and represented 21.0% and 15.3% for the nine month periods ended September 30, 2021 and 2020, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA:	2021	2020	2021	2020
Communications	$71.6	$79.6	$193.1	$206.8
Clean Energy and Infrastructure	13.8	34.4	40.2	69.5
Oil and Gas	170.6	160.4	476.2	315.0
Electrical Transmission	34.9	9.1	47.8	14.2
Other	7.5	7.6	23.3	22.5
Corporate	(26.6)	(37.5)	(86.3)	(100.6)
Consolidated EBITDA	$271.8	$253.6	$694.3	$527.4

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Depreciation and Amortization:	2021	2020	2021	2020
Communications	$26.4	$21.1	$72.0	$62.1
Clean Energy and Infrastructure	13.0	5.0	31.1	13.7
Oil and Gas	55.5	47.5	163.8	107.7
Electrical Transmission	21.1	6.2	41.3	18.6
Other	0.0	0.0	0.0	0.0
Corporate	2.7	2.8	8.5	8.5
Consolidated depreciation and amortization	$118.7	$82.6	$316.7	$210.6

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA Reconciliation:	2021	2020	2021	2020
Income before income taxes	$140.0	$157.4	$338.3	$271.5
Plus:
Interest expense, net	13.1	13.6	39.4	45.4
Depreciation	95.4	71.4	262.1	182.2
Amortization of intangible assets	23.4	11.2	54.5	28.4
Consolidated EBITDA	$271.8	$253.6	$694.3	$527.4
Foreign Operations and Other. MasTec has operations in North America, primarily in the United States and Canada, and, to a lesser extent, in Mexico, the Caribbean and India. Revenue derived from U.S. operations totaled $2.4 billion and $1.7 billion for the three month periods ended September 30, 2021 and 2020, respectively, and totaled $6.0 billion and $4.6 billion for the nine month periods ended September 30, 2021 and 2020, respectively. Revenue derived from foreign operations totaled $40.8 million and $18.2 million for the three month periods ended September 30, 2021 and 2020, respectively, and totaled $120.7 million and $77.8 million for the nine month periods ended September 30, 2021 and 2020, respectively, substantially all of which was derived from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $1.0 billion and $959.5 million as of September 30, 2021 and December 31, 2020, respectively, and, for the Company’s businesses in foreign countries, totaled $21.7 million and $22.8 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $1.8 billion and $1.4 billion as of September 30, 2021 and December 31, 2020, respectively, and for the Company’s businesses in foreign countries, totaled approximately $45.4 million and $50.5 million as of September 30, 2021 and December 31, 2020, respectively. The majority of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of September 30, 2021 and December 31, 2020, amounts due from customers from which foreign revenue was derived accounted for approximately 4% and 5%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. Revenue from governmental entities for both the three and nine month periods ended September 30, 2021 totaled approximately 5% of total revenue, and for both the three and nine month periods ended September 30, 2020 totaled approximately 2% of total revenue, substantially all of which was derived from the Company’s U.S. operations.

Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Customer:	2021	2020	2021	2020
Enbridge, Inc. (a)	21%	1%	19%	1%
AT&T (excluding DIRECTV®) (b)(c)	7%	12%	8%	16%
(a)    The Company’s relationship with Enbridge, Inc. is based upon various construction contracts for pipeline activities, for which the related revenue is included within the Oil and Gas segment.
(b)    DIRECTV® was spun off from AT&T in July 2021. Revenue from DIRECTV® is excluded from AT&T for all periods presented.
(c)    The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for installation and maintenance services, as well as construction/installation contracts for AT&T’s: (i) wireless; (ii) wireline/fiber; and (iii) other installation services, including smart city initiatives. Revenue from AT&T is included within the Communications segment.
Note 14 – Commitments and Contingencies
MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business, including project contract price and acquisition purchase price disputes. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. The outcome of such cases, claims and disputes cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In the third quarter of 2021, a settlement was finalized in favor of MasTec for approximately $25 million, of which $19 million is due in 2022, and is recorded within other current and other long-term assets within the Company’s consolidated balance sheets, as appropriate. Net of legal and other costs incurred, the Company recorded $5 million of other income related to this settlement in the Company’s financial statements in the third quarter of 2021.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2021 and December 31, 2020, there were $134.9 million and $151.8 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of September 30, 2021 or December 31, 2020.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2021 and December 31, 2020, outstanding performance and payment bonds approximated $1,723.9 million and $764.8 million, respectively, and estimated costs to complete projects secured by these bonds totaled $569.6 million and $263.2 million as of September 30, 2021 and December 31, 2020, respectively. Included in these balances as of September 30, 2021 are $115.0 million of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests ranging from 30% to 50% in three civil construction projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of September 30, 2021, the Company was not aware of material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of September 30, 2021 and December 31, 2020 are amounts held by entities that are proportionately consolidated totaling $10.8 million and $8.2 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. In addition, the Company provided $0.7 million of project-related financing to its contractual joint ventures for the nine month period ended September 30, 2021.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.

Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of September 30, 2021 and December 31, 2020, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $153.6 million and $129.6 million, respectively, of which $98.7 million and $86.1 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.7 million and $4.3 million as of September 30, 2021 and December 31, 2020, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $64.1 million and $59.3 million as of September 30, 2021 and December 31, 2020, respectively. Outstanding surety bonds related to self-insurance programs amounted to $39.0 million and $37.4 million as of September 30, 2021 and December 31, 2020, respectively.
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
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of September 30, 2021, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2021 and December 31, 2020, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.
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
Concentrations of Risk. In the third quarter of 2021, DIRECTV® was spun off from AT&T. As a result, for customer reporting purposes, AT&T and DIRECTV® are reported separately and all prior periods have been updated to give retroactive effect to the spin off of DIRECTV® from AT&T. For the nine month period ended September 30, 2021, the Company had approximately 545 customers. As of September 30, 2021, one customer accounted for approximately 11% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. As of December 31, 2020, two customers each accounted for approximately 15% and 12%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 58% and 60% of its revenue from its top ten customers for the three month periods ended September 30, 2021 and 2020, respectively, and derived 56% and 58% of its revenue from its top ten customers for the nine month periods ended September 30, 2021 and 2020, respectively.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing and business development activities from a number of different vendors on a non-exclusive basis, and, from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended September 30, 2021 and 2020, such payments to related party entities totaled approximately $20.7 million and $23.8 million, respectively, and for the nine month periods ended September 30, 2021 and 2020, totaled approximately $71.8 million and $65.3 million, respectively. Payables associated with such arrangements totaled approximately $0.6 million and $8.9 million as of September 30, 2021 and December 31, 2020, respectively. Revenue from such related party arrangements totaled approximately $0.8 million and $0.9 million for the three month periods ended September 30, 2021 and 2020, respectively, and totaled approximately $2.9 million and $3.2 million for the nine month periods ended September 30, 2021 and 2020, respectively. Related amounts receivable, net, totaled approximately $0.3 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. MasTec paid CCI $8.0 million and $1.8 million, net of rebates, respectively, for the three month periods ended September 30, 2021 and 2020, and paid approximately $18.6 million and $3.2 million, respectively, for the nine month periods ended September 30, 2021 and 2020 related to this activity. Amounts payable to CCI, net of rebates receivable, totaled approximately $3.4 million and $4.2 million as of September 30, 2021 and December 31, 2020, respectively.

MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month period ended September 30, 2021, MasTec incurred subcontracting expenses of approximately $41.1 million under these arrangements, and no subcontracting expenses were incurred for the three month period ended September 30, 2020. For the nine month period ended September 30, 2021, MasTec incurred subcontracting expenses under these arrangements of approximately $86.9 million, and for the nine month period ended September 30, 2020, incurred approximately $0.6 million, net. As of September 30, 2021 and December 31, 2020, related amounts payable totaled approximately $7.1 million and $1.4 million, respectively.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For both the three month periods ended September 30, 2021 and 2020, MasTec paid approximately $0.6 million related to this leasing arrangement, and paid approximately $1.9 million for both the nine month periods ended September 30, 2021 and 2020.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are minority owners. Services provided by MasTec include the construction of a soccer facility and stadium as well as wireless infrastructure services. For both the three and nine month periods ended September 30, 2021, charges under these arrangements were de minimis, and for the three and nine month periods ended September 30, 2020, MasTec charged approximately $0.7 million and $6.2 million, respectively. Related amounts outstanding as of both September 30, 2021 and December 31, 2020 were de minimis. Payments for other expenses related to the Franchise for the nine month periods ended September 30, 2021 and 2020 totaled approximately $0.3 million and $0.2 million, respectively, for which there were no amounts outstanding as of either September 30, 2021 or December 31, 2020.
MasTec leases employees and provides satellite communication services to a customer in which Jorge Mas and José R. Mas own a majority interest. Charges to this customer under these arrangements totaled approximately $0.3 million for both the three month periods ended September 30, 2021 and 2020, and for the nine month periods ended September 30, 2021 and 2020, totaled approximately $0.9 million and $1.0 million, respectively. As of September 30, 2021 and December 31, 2020, related amounts receivable totaled approximately $0.8 million and $0.9 million, respectively.
Amounts outstanding, net, for advances made by the Company on behalf of a construction management firm specializing in steel building systems that was acquired by MasTec, of which Juan Carlos Mas was a minority owner at the time of acquisition, were de minimis as of both September 30, 2021 and December 31, 2020. Outstanding amounts are expected to be settled under customary terms associated with the related purchase agreement. During the third quarter of 2021, certain provisions relating to contingent consideration within the purchase agreement were clarified, for which the net impact is expected to be insignificant. For the three month period ended September 30, 2021, the Company paid $0.8 million of contingent consideration related to this agreement.
The Company, through a second quarter 2020 acquisition, has a 25% interest in an entity, under which the acquired business and the 25%-owned entity have a subcontracting arrangement. The Company’s interest in this entity, for which post-acquisition operating activity is de minimis, is accounted for as an equity method investment. As of September 30, 2021 and December 31, 2020, the Company’s net investment in this entity was a liability of approximately $1.6 million and $2.0 million, respectively, which net amount includes approximately $2.3 million and $1.9 million, respectively, of accounts receivable, net, less deferred revenue, related to the subcontracting arrangement. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. For the three and nine month periods ended September 30, 2021, approximately $0.2 million and $0.6 million, respectively, of income was recognized in connection with these arrangements, and for both the three and nine month periods ended September 30, 2020, approximately $0.6 million of income was recognized. As of September 30, 2021 and December 31, 2020, related amounts receivable totaled $0.2 million and $0.4 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. In June 2021, the Company acquired an additional 15% of the non-controlling interests in one of these entities from two members of subsidiary management for $6.8 million in cash.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for one of which José R. Mas is a trustee. For both the three month periods ended September 30, 2021 and 2020, the Company paid $0.6 million in connection with the agreements for Jorge Mas, and no payments were made for José R. Mas. For both the nine month periods ended September 30, 2021 and 2020, the Company paid $1.1 million in connection with the agreements for Jorge Mas, and paid $0.7 million for José R. Mas. As of September 30, 2021 and December 31, 2020, life insurance assets associated with these agreements totaled approximately $24.0 million and $22.2 million, respectively.

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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three and nine month periods ended September 30, 2021 and 2020. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2020 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic disrupted business activities and significantly affected global economic conditions at the beginning of 2020 and continuing into 2021 as federal, state and local governments imposed restrictions and mitigation measures to contain COVID-19 or slow its spread, including a recently proposed vaccine mandate, resulting in workforce, supply chain and production disruptions and creating significant uncertainties in the U.S. and global economies. While the adverse effects of these restrictions and mitigation measures partially subsided in the United States beginning in the second half of 2020, the COVID-19 pandemic varies by region and the possibility of future restrictions remains, particularly as new variants of COVID-19 arise. The extent to which the COVID-19 pandemic could affect our business, operations and financial results will depend upon numerous evolving factors that we may not be able to accurately predict, including the availability, acceptance, administration, effectiveness, and the duration of such effectiveness, of vaccines and treatments, along with the length and extent of any continuing economic and market disruptions.
As a provider of essential services, all of our business segments have continued to operate throughout the pandemic, and where safe and possible, our customers generally directed us to maintain normal work schedules. Our business model has, thus far, proven resilient, and we continue to adapt to the changing operational and economic environment that has resulted from the COVID-19 pandemic. Our top priority has been to take appropriate actions to protect the health and safety of our employees, customers and business partners. We adjusted our standard operating procedures within our business operations to ensure employee and customer safety and continually monitor evolving health guidelines and respond to changes as appropriate. These procedures have included implementation of specialized training programs, appropriate social distancing procedures and required use of personal protective equipment for our crew operations, as well as appropriate sanitation measures for key equipment and facilities, along with limiting non-essential business travel and incorporating work-at-home programs as appropriate for our administrative offices. In 2021, we began to reduce certain business travel restrictions and implement a phased-in return to our offices where COVID-related restrictions have eased, though certain work-at-home programs are still in place. For in-office operations, appropriate safety and social distancing measures have been incorporated. We have also developed human resource guidance to assist our employees. In certain locations where our operations experienced challenges as a result of the pandemic, we have actively collaborated with our customers to minimize potential service disruptions and operational impacts.
The COVID-19 pandemic has had a negative impact on our operations since 2020 and may continue to affect our business activities in the future. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing and other mitigation measures, the health and availability of work crews or other key personnel, including subcontractors, supply chain disruptions and/or delayed project start dates, project shutdowns or cancellations that may be mandated or requested by governmental authorities or others, all of which could result in lower revenue or higher operating costs and/or create lower levels of overhead cost absorption. We continue to actively monitor the effects of the COVID-19 pandemic on our operations and may take further actions, as necessary, that we determine to be in the best interests of our employees, customers, business partners and stakeholders, or as required by federal, state, or local authorities. Additionally, disruptions in economic activity as a result of the COVID-19 pandemic have had, and may continue to have, adverse effects across our end markets, particularly in the oil and gas sector. To the extent that future business activities are adversely affected by the pandemic, we intend to take appropriate actions to mitigate any such impacts.
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
Notwithstanding moderation of the COVID-19 pandemic and easing of governmental and other restrictions, we may continue to experience negative effects on our business and operations from possible longer-term changes in consumer and customer behavior, and/or from continuing negative economic conditions or from the effects of the recently proposed vaccine mandate. We believe that we have taken appropriate steps to mitigate the impacts of the COVID-19 pandemic on our business; however, the potential effects of the COVID-19 pandemic are uncertain, as they depend upon numerous evolving factors that we may not be able to accurately predict, and therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
As of September 30, 2021, we maintained a strong balance sheet, have strong relationships with our banking partners and had ample liquidity totaling approximately $1.3 billion, comprising $1.0 billion of availability under our Credit Facility and $240 million of cash, notwithstanding substantial strategic business acquisition activity in the first half of 2021. We believe that our financial position, strong cash flows and operational strengths will enable us to manage the current challenges and uncertainties resulting from the COVID-19 pandemic. Our business operations typically generate significant cash flow, affording us the flexibility to invest strategically in our efforts to maximize shareholder value through acquisitions and other strategic arrangements, share repurchases and capital expenditures. We continue to manage liquidity and are monitoring any potential effects from the pandemic on our financial results, cash flows and/or working capital, and intend to take appropriate actions in efforts to mitigate any impacts.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline infrastructure; electrical utility transmission and distribution; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended September 30, 2021, we had an average of approximately 540 locations and 23,000 employees, and, as of September 30, 2021, we had approximately 25,000 employees. We offer our services primarily under the MasTec service mark. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate we will realize approximately 20% of our estimated September 30, 2021 backlog in 2021. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	September 30, 2021	June 30, 2021	September 30, 2020
Communications	$4,469	$4,240	$3,853
Clean Energy and Infrastructure	1,570	1,705	891
Oil and Gas	1,166	1,933	2,413
Electrical Transmission	1,318	1,330	545
Other	—	—	—
Estimated 18-month backlog	$8,523	$9,208	$7,702
As of September 30, 2021, 61% of our backlog is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from the potential adverse effects of the COVID-19 pandemic on economic activity, and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/

or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of September 30, 2021, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $5.2 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $0.9 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2021 differed from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $0.4 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
Economic, Industry and Market Factors
In addition to the effects of the pandemic noted above, we closely monitor the effects of changes in economic and market conditions on our customers. Changes in general economic and market conditions, including from climate-related matters, can either negatively or positively affect demand for our customers’ products and services, which can affect our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, or the cost to provide such services, including (i) changes to our customers’ capital spending plans, including any potential effects from the recent COVID-19 pandemic, including supply chain or inflationary issues or the recently proposed vaccine mandate; (ii) new or changing regulatory requirements, governmental policy changes, and customer or industry initiatives, including with respect to climate change, sustainability and related environmental concerns, and/or from changes in governmental permitting; (iii) economic, political or other market developments or uncertainty, including access to capital for customers in the industries we serve; (iv) changes in technology, tax and other incentives; and (v) mergers, acquisitions or other business transactions among the customers we serve. Changes in demand for, and/or fluctuations in market prices for oil, gas and other fuel sources, including from renewable energy sources, and availability of transportation and transmission capacity can also affect demand for our services, in particular, on energy generation, electric grid and pipeline construction projects, including from carbon capture and other initiatives. These fluctuations, as well as the highly competitive nature of our industry, can result in changes in the levels of activity, the project mix, and the profitability of the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules, public health matters, such as the COVID-19 pandemic, holidays, regulatory matters and/or timing, in particular, for large non-recurring projects. Typically, our revenue is lowest at the beginning of the year and during the winter months because cold, snowy or wet conditions can cause project delays. Revenue is generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate, but continued cold and wet weather can often affect second quarter productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including warm winter weather, excessive rainfall, flooding or natural catastrophes such as wildfires, hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.
Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given quarter, even if not for the full year. In addition, revenue from master service and other service agreements, while generally predictable, can be subject to volatility. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic, political and market conditions; regulatory or environmental influences, including climate-related matters; and acquisitions, dispositions or strategic investments/other arrangements can also materially affect quarterly results in a given period. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. The effects of the COVID-19 pandemic could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions.
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
Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference, and to our 2020 Form 10-K for discussion of our significant accounting policies, and refer to Note 3 - Goodwill and Other Intangible Assets in the notes to the consolidated financial statements, which is incorporated by reference, for details of our third quarter 2021 quarterly review of goodwill and indefinite-lived intangible assets for indicators of impairment.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
Revenue	$2,404.3	100.0%	$1,698.3	100.0%	$6,142.4	100.0%	$4,684.2	100.0%
Costs of revenue, excluding depreciation and amortization	2,057.3	85.6%	1,380.5	81.3%	5,246.4	85.4%	3,948.6	84.3%
Depreciation	95.4	4.0%	71.4	4.2%	262.1	4.3%	182.2	3.9%
Amortization of intangible assets	23.4	1.0%	11.2	0.7%	54.5	0.9%	28.4	0.6%
General and administrative expenses	91.6	3.8%	72.7	4.3%	249.7	4.1%	243.2	5.2%
Interest expense, net	13.1	0.5%	13.6	0.8%	39.4	0.6%	45.4	1.0%
Equity in earnings of unconsolidated affiliates	(8.7)	(0.4)%	(7.4)	(0.4)%	(23.6)	(0.4)%	(22.1)	(0.5)%
Loss on extinguishment of debt	—	—%	5.6	0.3%	—	—%	5.6	0.1%
Other income, net	(7.8)	(0.3)%	(6.6)	(0.4)%	(24.5)	(0.4)%	(18.5)	(0.4)%
Income before income taxes	$140.0	5.8%	$157.4	9.3%	$338.3	5.5%	$271.5	5.8%
Provision for income taxes	(27.6)	(1.1)%	(40.5)	(2.4)%	(84.0)	(1.4)%	(61.7)	(1.3)%
Net income	$112.5	4.7%	$116.9	6.9%	$254.3	4.1%	$209.8	4.5%
Net income attributable to non-controlling interests	1.4	0.1%	0.4	0.0%	2.1	0.0%	0.0	0.0%
Net income attributable to MasTec, Inc.	$111.1	4.6%	$116.5	6.9%	$252.2	4.1%	$209.7	4.5%
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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Reportable Segment:	2021	2020	2021	2020	2021		2020		2021		2020
Communications	$670.3	$645.4	$1,869.3	$1,943.8	$71.6	10.7%	$79.6	12.3%	$193.1	10.3%	$206.8	10.6%
Clean Energy and Infrastructure	518.4	468.9	1,350.3	1,181.4	13.8	2.7%	34.4	7.3%	40.2	3.0%	69.5	5.9%
Oil and Gas	858.4	462.5	2,205.3	1,190.1	170.6	19.9%	160.4	34.7%	476.2	21.6%	315.0	26.5%
Electrical Transmission	365.3	128.5	731.4	380.7	34.9	9.5%	9.1	7.1%	47.8	6.5%	14.2	3.7%
Other	0.0	0.1	0.0	0.2	7.5	NM	7.6	NM	23.3	NM	22.5	NM
Eliminations	(8.1)	(7.1)	(13.9)	(12.0)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(26.6)	—	(37.5)	—	(86.3)	—	(100.6)	—
Consolidated Results	$2,404.3	$1,698.3	$6,142.4	$4,684.2	$271.8	11.3%	$253.6	14.9%	$694.3	11.3%	$527.4	11.3%
NM - Percentage is not meaningful
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenue. For the three month period ended September 30, 2021, consolidated revenue totaled $2,404 million as compared with $1,698 million for the same period in 2020, an increase of $706 million, or 42%. Revenue increased in our Oil and Gas segment by $396 million, or 86%, in our Electrical Transmission segment by $237 million, or 184%, in our Clean Energy and Infrastructure segment by $49 million, or 11% and in our Communications segment by $25 million, or 4%. Acquisitions contributed $344 million of revenue for the three month period ended September 30, 2021, and organic revenue increased by approximately $362 million, or 21%, as compared with the same period in 2020.
Communications Segment. Communications revenue was $670 million for the three month period ended September 30, 2021, as compared with $645 million for the same period in 2020, an increase of $25 million, or 4%. Acquisitions contributed $50 million of revenue for the three month period ended September 30, 2021, and organic revenue decreased by approximately $25 million, or 4%, as compared with the same period in 2020. The decrease in organic revenue was primarily driven by lower levels of wireless and wireline services, including from the effects of project timing delays related to C-band spectrum auctions and the COVID-19 pandemic.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $518 million for the three month period ended September 30, 2021 as compared with $469 million for the same period in 2020, an increase of $49 million, or 11%. Acquisitions contributed $96 million of revenue for the three month period ended September 30, 2021, and organic revenue decreased by $46 million, or 10%, as compared with the same period in 2020, due primarily to timing of project activity and mix, including COVID-19 pandemic project start-up and execution delays.
Oil and Gas Segment. Oil and Gas revenue was $858 million for three month period ended September 30, 2021, as compared with $463 million for the same period in 2020, an increase of $396 million, or 86%. For the three month period ended September 30, 2021, acquisitions contributed $26 million of revenue, and organic revenue increased by $369 million, or 80%, as compared with the same period in 2020, primarily due to higher levels of large diameter project activity, partially offset by lower levels of project activity for other projects.
Electrical Transmission Segment. Electrical Transmission revenue was $365 million for the three month period ended September 30, 2021 as compared with $129 million for the same period in 2020, an increase of $237 million, or 184%. For the three month period ended September 30, 2021, acquisitions contributed $173 million of revenue, and organic revenue increased by $64 million, or 50%, as compared with the same period in 2020, primarily due to timing and mix of project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $677 million, or 49%, to $2,057 million for the three month period ended September 30, 2021 from $1,381 million for the same period in 2020. Higher levels of revenue contributed an increase of $574 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $103 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 430 basis points, from 81.3% of revenue for the three month period ended September 30, 2020 to 85.6% of revenue for the same period in 2021, due primarily to reduced project efficiencies and mix in our Oil and Gas segment, as well as the effects of project start-up delays and project inefficiencies, including COVID-19 pandemic impacts.
Depreciation. Depreciation was $95 million, or 4.0% of revenue, for the three month period ended September 30, 2021, as compared with $71 million, or 4.2% of revenue, for the same period in 2020, an increase of $24 million, or 34%. Acquisitions contributed $12 million of depreciation for the three month period ended September 30, 2021 and organic depreciation increased by $12 million, or 17%, due primarily to the impact of capital investments to support expected increased levels of large diameter pipeline project activity in 2021. As a percentage of revenue, depreciation decreased by approximately 20 basis points due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $23 million, or 1.0% of revenue, for the three month period ended September 30, 2021, as compared with $11 million, or 0.7% of revenue, for the same period in 2020, an increase of approximately $12 million, or 109%. Acquisitions contributed $16 million of amortization for the three month period ended September 30, 2021, and organic amortization decreased by approximately $4 million, or 34%, due to the effects of timing for amortization of certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 30 basis points.

General and administrative expenses. General and administrative expenses totaled $92 million, or 3.8% of revenue, for the three month period ended September 30, 2021 and totaled $73 million, or 4.3% of revenue, for the same period in 2020, for an increase of $19 million, or 26%. Acquisitions contributed $11 million of general and administrative expenses for the three month period ended September 30, 2021. Excluding the effects of acquisitions, general and administrative expenses for the three month period ended September 30, 2021 increased by $8 million, or approximately 11%, as compared with the same period in the prior year, primarily due to increases in compensation, travel, professional fees and other administrative expenses, offset, in part, by a reduction in provisions for credit losses and the effects of legal and settlement matter timing. Overall, general and administrative expenses as a percentage of revenue decreased by approximately 50 basis points for the three month period ended September 30, 2021 as compared with the same period in 2020, due to higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was approximately $13 million, or approximately 0.5% of revenue, for the three month period ended September 30, 2021, as compared with $14 million, or 0.8% of revenue, for the same period in 2020.
Equity in earnings of unconsolidated affiliates, net. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month periods ended September 30, 2021 and 2020, equity in earnings from unconsolidated affiliates, net, totaled approximately $9 million and $7 million, respectively, and related primarily to our investments in the Waha JVs, and, to a lesser extent, to investments in certain telecommunications and other entities.
Loss on extinguishment of debt. We incurred a debt extinguishment loss of approximately $6 million for the three month period ended September 30, 2020 in connection with the repurchase and redemption of our 4.875% Senior Notes, composed of approximately $3 million of early repayment premiums and $2 million from the write-off of unamortized deferred financing costs.
Other income, net. Other income, net, consists primarily of gains or losses from sales of, or changes in estimated recoveries from, assets and investments, gains or losses from changes to estimated earn-out accruals and gains or losses from certain legal/other settlements. Other income, net, was $8 million for the three month period ended September 30, 2021, as compared with $7 million of other income, net, for the same period in 2020. For the three month period ended September 30, 2021, other income, net, included approximately $4 million of gains on sales of equipment, net, $4 million of income, net, from changes to estimated Earn-out accruals, $7 million, of expense, net, from changes in the fair value of certain investments and income from strategic arrangements and $5 million of income from a third quarter 2021 legal settlement. For the three month period ended September 30, 2020, other income, net, included approximately $4 million of gains on sales of equipment, net, and $2 million of income, net, from changes in the fair value of certain investments and income from strategic arrangements.
Provision for income taxes. Income tax expense was $28 million for the three month period ended September 30, 2021. Income tax expense for the three month period ended September 30, 2020 was $41 million. Pre-tax income decreased to $140 million for the three month period ended September 30, 2021 as compared with $157 million for the same period in 2020. For the three month period ended September 30, 2021, our effective tax rate decreased to 19.7% from 25.7% for the same period in 2020. Our effective tax rate in the third quarter of 2021 included a benefit from adjustments related to the finalization of our 2020 tax returns that was larger than the adjustments from finalization of our 2019 tax returns in the third quarter of 2020.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $72 million, or 10.7% of revenue, for the three month period ended September 30, 2021, as compared with $80 million, or 12.3% of revenue, for the same period in 2020, a decrease of approximately $8 million, or 10%. Higher levels of revenue contributed to an increase in EBITDA of $3 million. As a percentage of revenue, EBITDA decreased by approximately 160 basis points, or approximately $11 million, due primarily to reduced project efficiencies and mix, as well as the effects of project timing delays related to C-band spectrum auctions and the COVID-19 pandemic.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $14 million, or 2.7% of revenue, for the three month period ended September 30, 2021, as compared with EBITDA of $34 million, or 7.3% of revenue, for the same period in 2020, a decrease in EBITDA of approximately $21 million, or 60%. Higher levels of revenue contributed an increase in EBITDA of approximately $4 million. As a percentage of revenue, EBITDA decreased by approximately 470 basis points, or $24 million, due to project mix as well as project inefficiencies, including from COVID-19 pandemic project start-up and execution delays.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $171 million, or 19.9% of revenue, for the three month period ended September 30, 2021, as compared with $160 million, or 34.7% of revenue, for the same period in 2020, an increase of $10 million, or 6%. Higher levels of revenue contributed an increase in EBITDA of $137 million, whereas reduced productivity contributed a decrease in EBITDA of approximately $127 million. EBITDA margins decreased by approximately 1,480 basis points, or $127 million, due primarily to reduced project efficiencies and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $35 million, or 9.5% of revenue, for the three month period ended September 30, 2021, as compared with EBITDA of $9 million, or 7.1% of revenue, for the same period in 2020, an increase in EBITDA of approximately $26 million, or 282%. Higher levels of revenue contributed an increase in EBITDA of $17 million. As a percentage of revenue, EBITDA increased by approximately 250 basis points, or $9 million due primarily to project mix as well as improved project efficiencies.
Other Segment. EBITDA from Other businesses was approximately $8 million for both the three month periods ended September 30, 2021 and 2020, and related primarily to equity in earnings from our investments in the Waha JVs, offset slightly in 2021 by equity in losses from other investments.
Corporate. Corporate EBITDA was negative $27 million for the three month period ended September 30, 2021, as compared with EBITDA of negative $38 million for the same period in 2020, for an increase in EBITDA of approximately $11 million. Corporate EBITDA for the three month period ended September 30, 2021 included approximately $7 million of expense, net, from changes in the fair value of certain investments and income from strategic arrangements, $4 million of income, net, from changes to estimated Earn-out accruals and $5 million of income from a third quarter 2021 legal settlement. For the three month period ended September 30, 2020, corporate EBITDA included approximately $2 million of income, net from changes in the fair value of certain investments and income from strategic arrangements and $6 million of debt extinguishment costs. Excluding the effects of these items, other corporate expenses for the three month period ended September 30, 2021 decreased by approximately $5 million as compared with the same period in the prior year, due primarily to the effects of timing of legal and settlement matters, offset, in part, by increases in compensation expense and professional fees.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenue. For the nine month period ended September 30, 2021, consolidated revenue totaled $6,142 million as compared with $4,684 million for the same period in 2020, an increase of $1,458 million, or 31%. Revenue increases in our Oil and Gas segment of $1,015 million, or 85%, in our Electrical Transmission segment of $351 million, or 92%, and in our Clean Energy and Infrastructure segment of $169 million, or 14%, were partially offset by a decrease in revenue in our Communications segment of $74 million, or 4%. Acquisitions contributed $703 million of revenue for the nine month period ended September 30, 2021, and organic revenue increased $756 million, or 16%, as compared with the same period in 2020.
Communications Segment. Communications revenue was $1,869 million for the nine month period ended September 30, 2021, as compared with $1,944 million for the same period in 2020, a decrease of $74 million, or 4%. Acquisitions contributed $125 million of revenue for the nine month period ended September 30, 2021, and organic revenue decreased by approximately $200 million, or 10%, as compared with the same period in 2020. The decrease in organic revenue was primarily due to lower levels of wireless and wireline services, including from the effects of project timing delays related to C-band spectrum auctions and the COVID-19 pandemic.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $1,350 million for the nine month period ended September 30, 2021 as compared with $1,181 million for the same period in 2020, an increase of $169 million, or 14%. For the nine month period ended September 30, 2021, acquisitions contributed $241 million of revenue, and organic revenue decreased by $72 million, or 6%, as compared with the same period in 2020, due primarily to timing of project activity and mix, including COVID-19 pandemic project start-up and execution delays.
Oil and Gas Segment. Oil and Gas revenue was $2,205 million for the nine month period ended September 30, 2021, as compared with $1,190 million for the same period in 2020, an increase of $1,015 million, or 85%. For the nine month period ended September 30, 2021, acquisitions contributed approximately $61 million of revenue, and organic revenue increased by $954 million, or 80%, as compared with the same period in 2020, primarily due to higher levels of large diameter project activity, partially offset by lower levels of project activity for other projects.
Electrical Transmission Segment. Electrical Transmission revenue was $731 million for the nine month period ended September 30, 2021 as compared with $381 million for the same period in 2020, an increase of $351 million, or 92%. For the nine month period ended September 30, 2021, acquisitions contributed $275 million of revenue, and organic revenue increased by $75 million, or 20%, as compared with the same period in 2020, primarily due to timing and mix of project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $1,298 million, or 33%, to $5,246 million for the nine month period ended September 30, 2021 from $3,949 million for the same period in 2020. Higher levels of revenue contributed an increase of $1,229 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $69 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 110 basis points, from 84.3% of revenue for the nine month period ended September 30, 2020 to 85.4% of revenue for the same period in 2021, due primarily to reduced project efficiencies and mix in our Oil and Gas segment, as well as the effects of project start-up delays and project inefficiencies, including COVID-19 pandemic impacts.
Depreciation. Depreciation was $262 million, or 4.3% of revenue, for the nine month period ended September 30, 2021, as compared with $182 million, or 3.9% of revenue, for the same period in 2020, an increase of $80 million, or 44%. Acquisitions contributed $20 million of depreciation for the nine month period ended September 30, 2021, and organic depreciation increased by $60 million, or 33%, due primarily to the impact of capital investments to support expected increased levels of large diameter pipeline project activity in 2021. As a percentage of revenue, depreciation increased by approximately 40 basis points.
Amortization of intangible assets. Amortization of intangible assets was $55 million, or 0.9% of revenue, for the nine month period ended September 30, 2021, as compared with $28 million, or 0.6% of revenue, for the same period in 2020, an increase of approximately $26 million, or 92%. Acquisitions contributed $32 million of amortization for the three month period ended September 30, 2021, and organic amortization decreased by approximately $6 million, or 21%, due to the effects of timing for amortization of certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 30 basis points, primarily related to acquisitions.
General and administrative expenses. General and administrative expenses were $250 million, or 4.1% of revenue, for the nine month period ended September 30, 2021, as compared with $243 million, or 5.2% of revenue, for the same period in 2020, an increase of $7 million, or 3%. Acquisitions contributed $24 million of general and administrative expenses for the nine month period ended September 30, 2021. Excluding the effects of acquisitions, general and administrative expenses for the nine month period ended September 30, 2021 decreased by $17 million, or approximately 7%, as compared with the same period in the prior year, primarily due to recovery of provisions for credit losses resulting from successful collection efforts for previously reserved amounts, as well as the effects of legal and settlement matter timing. The favorable effect of these items was offset, in part, by increases in compensation, information technology and other administrative expenses. Overall, general and administrative expenses as a percentage of revenue decreased by approximately 110 basis points for the nine month period ended September 30, 2021 as compared with the same period in 2020, due to higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $39 million, or 0.6% of revenue, for the nine month period ended September 30, 2021, as compared with $45 million, or 1.0% of revenue, for the same period in 2020, a decrease of approximately $6 million, or 13%. The decrease in interest expense, net, related primarily to a reduction in interest expense from credit facility activity as well as a decrease in discount charges on financing arrangements for trade receivables. Interest expense from credit facility activity decreased by approximately $6 million as compared with the same period in the prior year due to a combination of lower average balances and lower interest rates. The reduction in interest expense on credit facility activity and financing arrangements was offset, in part, by an increase in interest expense on senior notes. In August 2020, we issued $600 million aggregate principal amount of 4.50% Senior Notes and redeemed $400 million aggregate principal amount of our 4.875% Senior Notes.
Equity in earnings of unconsolidated affiliates, net. For the nine month periods ended September 30, 2021 and 2020, equity in earnings from unconsolidated affiliates, net, totaled approximately $24 million and $22 million, respectively, and related primarily to our investments in the Waha JVs, and, to a lesser extent, to investments in certain telecommunications and other entities.
Loss on extinguishment of debt. We incurred a debt extinguishment loss of approximately $6 million for the nine month period ended September 30, 2020 in connection with the repurchase and redemption of our 4.875% Senior Notes, composed of approximately $3 million of early repayment premiums and $2 million from the write-off of unamortized deferred financing costs.
Other income, net. Other income, net, was $24 million for the nine month period ended September 30, 2021, as compared with $18 million of other income, net, for the same period in 2020. For the nine month period ended September 30, 2021, other income, net, included approximately $10 million gains on sales of equipment, net, $13 million of income, net, from changes to estimated Earn-out accruals, $7 million, of expense, net, from changes in the fair value of certain investments and income from strategic arrangements and $5 million of income from a third quarter 2021 legal settlement. For the nine month period ended September 30, 2020, other income, net, included approximately $12 million of gains on sales of equipment, net, and $6 million, of income, net, from changes in the fair value of certain investments and income from strategic arrangements, offset, in part, by approximately $2 million of expense, net, from changes to estimated Earn-out accruals.
Provision for income taxes. Income tax expense was $84 million for the nine month period ended September 30, 2021. Income tax expense for the nine month period ended September 30, 2020 was $62 million. Pre-tax income increased to $338 million for the nine month period ended September 30, 2021 as compared with $271 million for the same period in 2020. For the nine month period ended September 30, 2021, our effective tax rate increased to 24.8% from 22.7% for the same period in 2020. Our effective tax rate for the nine month period ended September 30, 2021 included the negative effect of $2 million related to non-deductible share-based compensation, offset by a benefit from adjustments related to the finalization of our 2020 tax returns, whereas for the nine month period ended September 30, 2020, our effective tax rate included a benefit of approximately $10 million related to the release of certain valuation allowances on Canadian deferred tax assets that were no longer necessary, as well as the benefit of adjustments from the finalization of our 2019 tax returns.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $193 million, or 10.3% of revenue, for the nine month period ended September 30, 2021, as compared with $207 million, or 10.6% of revenue, for the same period in 2020, a decrease of $14 million, or approximately 7%. Lower levels of revenue contributed to a decrease in EBITDA of $8 million. As a percentage of revenue, EBITDA decreased by approximately 30 basis points, or approximately $6 million, due primarily to reduced project efficiencies and mix, as well as the effects of project timing delays related to C-band spectrum auctions and the COVID-19 pandemic.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $40 million, or 3.0% of revenue, for the nine month period ended September 30, 2021, as compared with EBITDA of $70 million, or 5.9% of revenue, for the same period in 2020, a decrease in EBITDA of approximately $29 million, or 42%. Higher levels of revenue contributed an increase in EBITDA of approximately $10 million. As a percentage of revenue, EBITDA decreased by approximately 290 basis points, or $39 million, due to project mix as well as project inefficiencies, including from COVID-19 pandemic project start-up and execution delays.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $476 million, or 21.6% of revenue, for the nine month period ended September 30, 2021, as compared with $315 million, or 26.5% of revenue, for the same period in 2020, an increase of $161 million, or 51%. Higher levels of revenue contributed an increase in EBITDA of $269 million, and reduced productivity contributed a decrease in EBITDA of approximately $107 million. EBITDA margins decreased by approximately 490 basis points, or $107 million, due primarily to reduced project efficiencies and mix.
Electrical Transmission Segment. EBITDA for our Electrical Transmission segment was $48 million, or 6.5% of revenue, for the nine month period ended September 30, 2021, as compared with EBITDA of $14 million, or 3.7% of revenue, for the same period in 2020, an increase in EBITDA of approximately $34 million, or 236%. Higher levels of revenue contributed an increase in EBITDA of $13 million. As a percentage of revenue, EBITDA increased by approximately 280 basis points, or $20 million, due primarily to due primarily to project mix as well as improved project efficiencies.
Other Segment. EBITDA from Other businesses totaled approximately $23 million for both the nine month periods ended September 30, 2021 and 2020, and related primarily to equity in earnings from our investments in the Waha JVs, offset slightly in 2021 by equity in losses from other investments.
Corporate. Corporate EBITDA was negative $86 million for the nine month period ended September 30, 2021, as compared with EBITDA of negative $101 million for the same period in 2020, for an increase in EBITDA of approximately $14 million. Corporate EBITDA for the nine month period ended September 30, 2021 included approximately $13 million of income, net, related to changes in estimated Earn-out accruals, $7 million, of expense, net, from changes in the fair value of certain investments and income from strategic arrangements and $5 million of income from a third quarter 2021 legal settlement. For the nine month period ended September 30, 2020, Corporate EBITDA included $2 million of expense, net, from changes to estimated Earn-out accruals, approximately $6 million of income, net, from changes in the fair value of certain investments and income from strategic arrangements and approximately $6 million of debt extinguishment costs. Excluding the effects of these items, other corporate expenses for the nine month period ended September 30, 2021 decreased by approximately $2 million as compared with the same period in the prior year, due primarily to the effects of timing of legal and settlement matters, offset, in part, by increases in compensation expense and professional fees.

Foreign Operations
Our foreign operations are primarily in Canada and, to a lesser extent, in Mexico, the Caribbean and India. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense, the loss on debt extinguishment from the redemption of our 4.875% Senior Notes and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, amortization of intangible assets and the tax effects of the adjusted items, including non-cash stock-based compensation expense and the effects of changes in statutory tax rates. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
Net income	$112.5	4.7%	$116.9	6.9%	$254.3	4.1%	$209.8	4.5%
Interest expense, net	13.1	0.5%	13.6	0.8%	39.4	0.6%	45.4	1.0%
Provision for income taxes	27.6	1.1%	40.5	2.4%	84.0	1.4%	61.7	1.3%
Depreciation	95.4	4.0%	71.4	4.2%	262.1	4.3%	182.2	3.9%
Amortization of intangible assets	23.4	1.0%	11.2	0.7%	54.5	0.9%	28.4	0.6%
EBITDA	$271.8	11.3%	$253.6	14.9%	$694.3	11.3%	$527.4	11.3%
Non-cash stock-based compensation expense	6.1	0.3%	5.6	0.3%	17.7	0.3%	15.5	0.3%
Loss on extinguishment of debt	—	—%	5.6	0.3%	—	—%	5.6	0.1%
Adjusted EBITDA	$277.9	11.6%	$264.8	15.6%	$712.0	11.6%	$548.5	11.7%

A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment, for the periods indicated is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
EBITDA	$271.8	11.3%	$253.6	14.9%	$694.3	11.3%	$527.4	11.3%
Non-cash stock-based compensation expense	6.1	0.3%	5.6	0.3%	17.7	0.3%	15.5	0.3%
Loss on extinguishment of debt	—	—%	5.6	0.3%	—	—%	5.6	0.1%
Adjusted EBITDA	$277.9	11.6%	$264.8	15.6%	$712.0	11.6%	$548.5	11.7%
Reportable Segment:
Communications	$71.6	10.7%	$79.6	12.3%	$193.1	10.3%	$206.8	10.6%
Clean Energy and Infrastructure	13.8	2.7%	34.4	7.3%	40.2	3.0%	69.5	5.9%
Oil and Gas	170.6	19.9%	160.4	34.7%	476.2	21.6%	315.0	26.5%
Electrical Transmission	34.9	9.5%	9.1	7.1%	47.8	6.5%	14.2	3.7%
Other	7.5	NM	7.6	NM	23.3	NM	22.5	NM
Corporate	(20.5)	—	(26.3)	—	(68.6)	—	(79.5)	—
Adjusted EBITDA	$277.9	11.6%	$264.8	15.6%	$712.0	11.6%	$548.5	11.7%
NM - Percentage is not meaningful
The tables below reconcile reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended September 30,
	2021		2020
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$112.5	$1.50	$116.9	$1.59
Adjustments:
Non-cash stock-based compensation expense	6.1	0.08	5.6	0.08
Amortization of intangible assets	23.4	0.32	11.2	0.15
Loss on extinguishment of debt	—	—	5.6	0.08
Total adjustments, pre-tax	$29.4	$0.40	$22.4	$0.31
Income tax effect of adjustments (a)	(6.3)	(0.08)	(4.8)	(0.07)
Adjusted non-U.S. GAAP measure	$135.6	$1.81	$134.5	$1.83

	For the Nine Months Ended September 30,
	2021		2020
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$254.3	$3.41	$209.8	$2.84
Adjustments:
Non-cash stock-based compensation expense	17.7	0.24	15.5	0.21
Amortization of intangible assets	54.5	0.74	28.4	0.38
Loss on extinguishment of debt	—	—	5.6	0.08
Total adjustments, pre-tax	$72.2	$0.98	$49.5	$0.67
Income tax effect of adjustments (a)	(13.3)	(0.18)	(11.0)	(0.15)
Statutory tax rate effects (b)	1.2	0.02	—	—
Adjusted non-U.S. GAAP measure	$314.4	$4.22	$248.3	$3.36
(a)    Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three and nine month periods ended September 30, 2021, our consolidated effective tax rates, as reported, were 19.7% and 24.8%, respectively, and as adjusted, were 20.0% and 23.4%, respectively. For the three and nine month periods ended September 30, 2020, our consolidated effective tax rates, as reported, were 25.7% and 22.7%, respectively, and as adjusted, were 25.2% and 22.6%, respectively.
(b)    For the nine month period ended September 30, 2021, includes the effect of changes in certain state tax rates.
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
Capital Expenditures. For the nine month period ended September 30, 2021, we spent approximately $132 million on capital expenditures, or $107 million, net of asset disposals, and incurred approximately $128 million of equipment purchases under finance leases. We estimate that we will spend approximately $170 million on capital expenditures, or approximately $120 million, net of asset disposals, in 2021, and expect to incur approximately $160 million to $180 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.
Acquisitions and Earn-out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the nine month period ended September 30, 2021, we used $605 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future Earn-out liabilities as of September 30, 2021 was approximately $114 million. Of this amount, $25 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the nine month periods ended September 30, 2021 and 2020, we made Earn-out payments of $47 million and $50 million, respectively.
Income Taxes. For the nine month periods ended September 30, 2021 and 2020, tax payments, net of tax refunds, were $63 million and $12 million, respectively. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of September 30, 2021, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, increased to approximately $2.1 billion as of September 30, 2021 from $1.8 billion as of December 31, 2020 due to higher levels of revenue, offset, in part, by lower DSOs. See below for related discussion.
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
Sources and Uses of Cash
As of September 30, 2021, we had approximately $884 million in working capital, defined as current assets less current liabilities, as compared with $944 million as of December 31, 2020, a decrease of approximately $60 million. Cash and cash equivalents totaled approximately $240 million and $423 million as of September 30, 2021 and December 31, 2020, respectively.
Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$499.1	$683.2
Net cash used in investing activities	$(716.7)	$(177.2)
Net cash provided by (used in) financing activities	$34.5	$(340.0)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, including the effect of deferrals from COVID-19 relief provisions, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the nine month period ended September 30, 2021 was $499 million, as compared with approximately $683 million for the same period in 2020, for a decrease in cash provided by operating activities of approximately $184 million. The decrease was primarily due to the effect of revenue growth-related working capital changes in assets and liabilities, net, partially offset by an increase in net income and increases in certain expenses that reconcile net income to operating cash flows, including depreciation expense.
Our days sales outstanding, net of contract liabilities (“DSO”) was 72 as of September 30, 2021 and 86 as of December 31, 2020. DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. The decrease in our DSOs for the nine month period ended September 30, 2021 was due to timing of ordinary course billing and collection activities. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities increased by approximately $540 million to $717 million for the nine month period ended September 30, 2021 from $177 million for the nine month period ended September 30, 2020. We completed eight acquisitions during the nine month period ended September 30, 2021, for which we paid $605 million in cash, an increase of approximately $594 million as compared with the same period in 2020. These acquisitions were funded with cash on hand and borrowings under our senior secured credit facility. Capital expenditures totaled $132 million, or $107 million, net of asset disposals for the nine month period ended September 30, 2021, as compared with $184 million, or $154 million, net of asset disposals, for the same period in 2020, for a decrease in cash used in investing activities of approximately $47 million. Payments for other investments, which relate primarily to investments in certain equity investees as well as payments for life insurance agreements, decreased from $17 million for the nine month period ended September 30, 2020 to $7 million for the same period in 2021. Proceeds from other investing activities, net, together with proceeds from other investments decreased from $5 million for the nine month period ended September 30, 2020 to $2 million for the same period in 2021.
Financing Activities. Net cash provided by financing activities for the nine month period ended September 30, 2021 was $34 million, as compared with net cash used in financing activities of $340 million for the same period in 2020, for a decrease in cash used in financing activities of $374 million. The decrease in cash used in financing activities was driven primarily by Credit Facility-related activity and share repurchases, offset in part, by proceeds from the issuance of $600 million aggregate principal amount of our 4.50% Senior Notes in the third quarter of 2020, net of the redemption of $400 million aggregate principal amount of our 4.875% Senior Notes. Credit facility and other borrowing-related activity, net, totaled $189 million of borrowings, net of repayments for the nine month period ended September 30, 2021, primarily related to our 2021 acquisitions, as compared with $310 million of repayments, net, for the nine month period ended September 30, 2020. There were no share repurchases for the nine month period ended September 30, 2021, whereas for the same period in 2020, share repurchases totaled $120 million, for a reduction in cash used in financing activities.
Offsetting the above-mentioned decreases in cash used in financing activities, payments to holders of our non-controlling interests increased by $8 million for the nine month period ended September 30, 2021 as compared with the same period in 2020, primarily due to $7 million of consideration to acquire 15% of the remaining interests of one of these entities in 2021. Additionally, payments of finance lease obligations increased by approximately $25 million for the nine month period ended September 30, 2021 as compared with the same period in 2020.
Payments of acquisition-related contingent consideration included within financing activities totaled $22 million for the nine month period ended September 30, 2021 as compared with $10 million for the same period in 2020, for an increase in cash used in financing activities of $12 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $45 million for the nine month period ended September 30, 2021 as compared with $50 million for the same period in 2020. The method of determining the amount of excess of acquisition-date liabilities was revised in the fourth quarter of 2020 to more closely align the cash flow presentation for such amounts with the economics of the contingent consideration arrangements. Excess of acquisition-date liability payments included within operating cash flows totaled $23 million for the nine month period ended September 30, 2021 as compared with $40 million for the same period in 2020.
Senior Secured Credit Facility
As of September 30, 2021, we had a senior secured credit facility (the “Credit Facility”) maturing on September 19, 2024. Aggregate borrowing commitments under the Credit Facility totaled $1.75 billion, composed of $1.35 billion of revolving commitments and a term loan totaling $400 million in original principal amount, of which $390 million was outstanding as of September 30, 2021. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions or other strategic arrangements, equity investments, share repurchases and the repurchase or prepayment of indebtedness.
On November 1, 2021, we replaced the Credit Facility with a new unsecured credit facility (the “replacement Credit Facility”), which among other items, extended the maturity date to November 1, 2026, and increased total commitments from $1.75 billion to $2.0 billion. The rates applicable to commitments, borrowings and letters of credit were also modified in connection with the replacement Credit Facility.
The replacement Credit Facility has aggregate borrowing commitments of $2.0 billion, composed of $1.65 billion of revolving commitments and a term loan with an original principal amount of $350 million (the “Term Loan”). The replacement Credit Facility provides the ability to obtain up to an aggregate equivalent amount of $300 million in revolving advances in either Mexican pesos or Canadian dollars. Revolving commitments under the replacement Credit Facility and the Term Loan mature on November 1, 2026. The Term Loan is subject to amortization in quarterly principal installments of $2.2 million, commencing in March 2023, which will increase to $4.4 million per quarter commencing in March 2025 until maturity. Under the replacement Credit Facility, the maximum amount available for letters of credit is $650 million, of which up to $200 million can be denominated in either Mexican pesos or Canadian dollars. The replacement Credit Facility also provides for swing line loans of up to $125 million. Under the replacement Credit Facility, we have the option to increase revolving commitments and/or establish additional term loan tranches, subject to certain conditions. Subject to certain limitations described in the replacement Credit Facility, these additional term loan tranches may have terms and pricing that differ from the replacement Credit Facility. The replacement Credit Facility is guaranteed by certain of our subsidiaries, and the obligations under the replacement Credit Facility are not secured. See Part II. Item 5, “Other Information” for additional information pertaining to the replacement Credit Facility.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of September 30, 2021.
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
Impact of Inflation
The primary inflationary factors directly affecting our operations are labor and fuel costs. In times of low unemployment, our labor costs may increase due to shortages in the supply of skilled labor. Although most project materials are provided by our customers, increases in material costs could negatively affect demand for, and the economic viability of, our customer’s projects. Material and commodity prices are subject to unexpected fluctuations due to events outside of our control, including geopolitical events, the effects of climate change and fluctuations in global supply and demand, which have recently caused volatility in the oil and gas markets, among others. We closely monitor inflationary factors and any impact they may have on our business operations, operating results or financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2021, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of September 30, 2021, we had $226 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 1.38% and a term loan with a balance of $390 million with an interest rate of 1.33%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $4 million for the nine month period ended September 30, 2021.
As of September 30, 2021, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes and $302 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 3.4%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 2% of our total revenue for the nine month period ended September 30, 2021. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the nine month period ended September 30, 2021. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of September 30, 2021. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2020 Form 10-K.
ITEM 1A.    RISK FACTORS
Except as set forth below and subject to the potential effects of the COVID-19 pandemic on certain of the risks we normally face in operating our business, including those disclosed in our 2020 Form 10-K, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2020 Form 10-K, as updated by our Quarterly Report on Form 10-Q and other filings we make with the SEC.
Our business and operations could be affected by government mandates, including the recently proposed COVID-19 vaccine mandate.
On September 9, 2021, the President issued a proposed new rule that requires all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. An emergency regulation necessary to implement this mandate is currently being drafted; accordingly, the full scope, extent and impact of the mandate remains unclear and it is currently not possible to predict with certainty the exact effect the new regulation could have on us. As a company with more than 100 employees, the vaccination and testing requirements would likely be applicable to us and our workforce. This could result in increased costs and employee attrition. If we were to lose employees and not be able to replace them, it could adversely affect our ability to complete our project work. The proposed new regulation, the effects of which could be significant, are uncertain, and therefore, we cannot predict the extent to which it could adversely affect our results of operations, cash flows or liquidity.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
July 1 through July 31	6,154	$101.69	—	$158,617,588
August 1 through August 31	7,629	$94.42	—	$158,617,588
September 1 through September 30	8,081	$89.28	—	$158,617,588
Total	21,864		—
(a)Includes 6,154, 7,401 and 8,081 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in July, August and September of 2021, respectively, and 228 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in August of 2021.
(b)As of September 30, 2021, the remaining amount available for share repurchases includes $8.6 million under our December 2018 $100 million share repurchase program, which was publicly announced on December 21, 2018, and the full amount under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

On November 1, 2021, we entered into a new unsecured credit agreement that refunded and replaced our prior fifth amended and restated credit facility (the “replacement Credit Facility”) among MasTec, Inc. and MasTec North America, Inc., a subsidiary of MasTec, as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
The replacement Credit Facility has aggregate borrowing commitments of $2.0 billion, composed of $1.65 billion of revolving commitments and a term loan in the aggregate principal amount of $350 million (the “Term Loan”) all of which was drawn as of the closing of the replacement Credit Facility. The replacement Credit Facility provides the ability to obtain up to an aggregate equivalent amount of $300 million in revolving advances in either Mexican pesos or Canadian dollars. Revolving commitments under the replacement Credit Facility and the Term Loan mature on November 1, 2026. The Term Loan is subject to amortization in quarterly principal installments, subject to the application of certain prepayments in accordance with the terms of the replacement Credit Facility, commencing in March 2023 at the rate of $2.2 million per quarter, increasing to $4.4 million per quarter in March 2025 until maturity.

The maximum amount available for letters of credit under the replacement Credit Facility is $650 million, of which up to $200 million can be denominated in either Mexican pesos or Canadian dollars. The replacement Credit Facility also provides for swing line loans of up to $125 million. Under the replacement Credit Facility, we have the option to increase revolving commitments and/or establish additional term loan tranches, subject to certain conditions. These additional term loan tranches may, subject to certain limitations described in the replacement Credit Facility, have terms and pricing that differ from the replacement Credit Facility.
Borrowings under the replacement Credit Facility may be used for working capital requirements, capital expenditures and other corporate purposes, including equity investments, potential acquisitions or other strategic arrangements, the repurchase or prepayment of indebtedness, share repurchases, and repayment in full of the obligations outstanding under the fifth amended and restated credit agreement.
Outstanding revolving loans and the Term Loan under the replacement Credit Facility bear interest, at our option, at a rate equal to either (a) a Eurocurrency Rate, as defined in the replacement Credit Facility, plus a margin of 1.125% to 1.625% or (b) a Base Rate, plus a margin of 0.125% to 0.625%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the replacement Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%. Financial standby letters of credit and commercial letters of credit issued under the replacement Credit Facility are subject to a letter of credit fee of 1.125% to 1.625%, and performance standby letters of credit are subject to a letter of credit fee of 0.3125% to 0.6875%. We must also pay a commitment fee to the lenders of 0.150% to 0.225% on any unused availability under the replacement Credit Facility. In each of the foregoing cases, the applicable margin or fee is based on our Consolidated Leverage Ratio, as defined in the replacement Credit Facility, as of the then most recent fiscal quarter. The replacement Credit Facility is guaranteed by certain of our subsidiaries (the “Guarantor Subsidiaries”). The obligations under the replacement Credit Facility are not secured. The replacement Credit Facility requires that we maintain a Consolidated Leverage Ratio, as defined in the replacement Credit Facility, of not more than 3.50 as of the end of any fiscal quarter (subject to the Acquisition Adjustment described below). The replacement Credit Facility also requires that we maintain a Consolidated Interest Coverage Ratio, as defined in the replacement Credit Facility, of at least 3.00. The replacement Credit Facility provides that, for purposes of calculating the Consolidated Leverage Ratio, funded indebtedness excludes undrawn standby performance letters of credit included in the calculation of Consolidated Funded Indebtedness (as defined in the replacement Credit Facility). Additionally, notwithstanding the terms discussed above, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $100 million occurs during a fiscal quarter, the Consolidated Leverage Ratio may be temporarily increased to up to 4.00 during such fiscal quarter and the subsequent four fiscal quarters (the “Acquisition Adjustment”). Such right may be exercised no more than two times during the term of the replacement Credit Facility. Subject to customary exceptions, the replacement Credit Facility limits the borrowers’ and the Guarantor Subsidiaries’ ability to engage in certain activities, including but not limited to acquisitions, mergers and consolidations, debt incurrence, investments, asset sales, debt prepayments, lien incurrence and the making of distributions on or repurchases of capital stock. However, distributions payable solely in capital stock are permitted. The replacement Credit Facility provides for customary events of default and carries cross-default provisions with our other significant debt instruments, including our indemnity agreement with our surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts and other remedies.
BOFA Securities, Inc., Truist Securities, Inc., PNC Capital Markets LLC, Wells Fargo Securities, LLC, BMO Capital Markets Corp. and JPMorgan Chase Bank, N.A. acted as Joint Lead Arrangers and Joint Bookrunners for the replacement Credit Facility, for which they have received customary fees.
ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.	Description

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	November 4, 2021
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Chief Financial Officer
(Principal Financial and Accounting Officer)