Form 10-K
period 2021-12-31
MASTEC INC
filed 2022-03-01
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
(Mark One)
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5.9 billion, based on the closing price per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2021.
    There were 76,428,997 shares of common stock outstanding as of February 24, 2022.
    The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2022 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
•the effect on demand for our services of changes in the amount of capital expenditures by our customers due to, among other things, economic conditions, including the potential adverse effects of the coronavirus (“COVID-19”) pandemic on economic activity, including inflationary issues, supply chain disruptions and higher interest rates, climate-related matters, the availability and cost of financing, and customer consolidation in the industries we serve;
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
•risks related to completed or potential acquisitions, including our ability to integrate acquired businesses within expected timeframes and to achieve the revenue, cost savings and earnings levels from such acquisitions at or above the levels projected, including the risk of potential asset impairment charges and write-downs of goodwill, as well as our ability to identify suitable acquisition or strategic investment opportunities;
•our ability to attract and retain qualified personnel, key management and skilled employees, including from acquired businesses, our ability to enforce any noncompetition agreements, and our ability to maintain a workforce based upon current and anticipated workloads;
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

PART I
ITEM 1.    BUSINESS
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: power delivery services, including transmission and distribution, wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline infrastructure, including natural gas pipeline and distribution infrastructure; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended December 31, 2021, we had an average of approximately 590 locations and 25,000 employees, and as of December 31, 2021, we had approximately 27,000 employees. We offer our services under the MasTec® and other service marks. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. During the fourth quarter of 2021, we renamed our Electrical Transmission segment as the Power Delivery segment to better represent the nature of the segment’s operations, end markets and customer characteristics, including from the effects of our recent acquisitions. There was no change to the composition of the segment or its historical results.
Our Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, as well as infrastructure for utilities, among others. Our Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage for renewable energy and various types of heavy civil and industrial infrastructure. We perform engineering, construction and maintenance services for pipelines and processing facilities for the energy and utilities industries through our Oil and Gas segment. Our Power Delivery segment primarily serves the energy and utility industries through the engineering, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas transmission lines, distribution network systems and substations. The Other segment includes certain equity investees, the services of which vary from those provided by our primary segments, as well as other small business units that perform construction and other services for certain international end-markets. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for segment related information and significant customer concentrations.
In this Form 10-K, “$” means U.S. dollars unless otherwise indicated.
Industry Trends
Our industry is composed of national, regional and local companies that provide services to customers in a range of industries. We believe the following industry trends affect demand for our services:
Opportunities in our Communications Segment
Significant advances in technology and rapid innovation in service offerings to data consumers continue to increase demand for faster and more reliable wireless and wireline/fiber communications network services. The amount of network data traffic is experiencing significant and accelerating levels of growth from increased usage of mobile devices, advancements in the “Internet of Things (IoT)” and a significant increase in the use of mobile and remote technologies, an existing trend accelerated by the COVID-19 pandemic. Increased data usage is expected to significantly increase data traffic, resulting in the need for new and upgraded networks. Contributing to the increase in data usage are video and streaming technologies, ‘smart’ technologies, including ‘Smart City’ and ‘Smart Home’ applications, artificial intelligence and other advanced data services, including video surveillance, robotics, drones, digital health applications and autonomous vehicles, among others. Cisco Systems, Inc. (“Cisco”) predicts that broadband connection speeds in North America will more than double by 2023, from approximately 55 Mbps in 2018 to over 140 Mbps in 2023, according to its March 2020 Annual Internet Report, 2018-2023.
According to Deloitte & Touche LLP’s (“Deloitte”) 2021 Outlook for the US Telecommunications, Media and Entertainment Industry publication, in 2020, US telecommunications networks were key in driving changes in how people live, work and learn amidst the COVID-19 pandemic, and helped to mitigate the pandemic’s negative effects by keeping people and communities connected. The publication predicts that telecommunications providers will serve as the bedrock for the ability of businesses to recover and thrive by continuing to enable new modes of communication. Telecommunications companies are projected to have an even larger role in shaping the future as next generation 5G wireless technology gains traction among both businesses and consumers. 5G, the next generation of wireless and fixed wireless network capacity, is expected to provide a platform for the IoT, which can be harnessed to drive innovation and improvements in commerce, transportation, supply chain, research, healthcare, education, public safety, the development of Smart Cities, Smart Homes and Smart Farming, among many other applications. 5G is expected to provide businesses with significant real-time visibility, insight and control over assets, products and services, with the potential to transform how businesses operate and deliver new products and services.

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
We believe that nationwide 5G tower deployments, including the impact of recently available C-band and mid-band spectrum, deployment of small/micro cells and fiber network expansion by major carriers in support of 5G will lead to significant demand for 5G telecommunications infrastructure over multiple years. A December 2020 report by Grand View Research indicated that the global 5G infrastructure market is expected to expand at a compound annual growth rate of almost 60% from 2020 to 2027, and a September 2020 publication by Boston Consulting Group projects that U.S. telecommunications companies will invest over $250 billion to build 5G networks from 2020-2025. In August 2020, the Federal Communications Commission’s (the “FCC”) initiatives to speed deployment of 5G technology in the United States through the Facilitate America’s Superiority in 5G Technology, or “FAST” Plan, were upheld by the U.S. Court of Appeals. The FAST Plan is designed to make more spectrum available to the market and encourage implementation of and investment in 5G technology across the United States by streamlining regulatory processes and updating infrastructure policies. Mid-band spectrum is considered to be ideal for 5G infrastructure, as it is viewed to provide the optimum mix of speed and coverage for 5G. The FCC has recently completed multiple auctions, and is expected to continue to have auctions to make mid-band spectrum available for 5G wireless, IoT and other advanced spectrum-based services.
Several initiatives designed to drive development of telecommunications and 5G infrastructure in rural areas are also underway. The Connect America Fund (“CAF”) program is designed to improve the quality and expand the availability of high-speed internet service in rural areas, and in January 2020, the FCC announced its Rural Digital Opportunity Fund (“RDOF”), which is a follow-up initiative to the CAF program. RDOF will make over $20 billion in funding available over the next 10 years to build and connect gigabit broadband speeds in unserved rural areas. Additionally, in October 2020, the FCC established the 5G Fund for Rural America, which will provide up to $9 billion in funding over the next decade to bring 5G wireless broadband connectivity to rural America. In addition, in November 2021, the Infrastructure Investment and Jobs Act (the “IIJ Act”) was signed into law, which provides for funding in many of the markets we serve, including approximately $65 billion to improve and expand the nation’s broadband infrastructure and to make broadband more affordable for low-income Americans.
The market for Smart City initiatives, in which cities use IoT technologies to collect and use insights gained from data to manage city assets, resources and services more efficiently, is a developing trend that is expected to accelerate due to the combination of increased data speeds and data capacity capabilities of wireless and wireline networks and developing IoT applications. To address the expected escalating demands for resources of so many residents living, working, driving and interacting with each other, cities are looking at ways to become ‘smarter’ and more efficient in responding to these needs, including through Smart City initiatives to address and improve traffic flow, public safety and energy efficiency. According to CTIA’s Smart Cities Playbook, smart lighting solutions have the potential to save more than $1 billion per year across the United States and smart traffic management systems have the potential to reduce congestion by 40% and save $100 million annually. Forbes Magazine in 2019 estimated that two-thirds of cities globally are investing in Smart City technologies, including such technologies as Wi-Fi kiosks, smart lighting solutions, utility meters, smart traffic management systems, video sensors, weather sensors, drone sensors for public safety efforts and radio frequency identification sensors in the pavement. According to Mordor Intelligence’s “Smart Cities Market - Growth, Trends, COVID-19 Impact and Forecasts (2022-2027),” the Smart Cities market was valued at approximately $740 billion in 2020 and is expected to grow at an estimated compound annual growth rate of approximately 18% from 2021 through 2026.
Smart Home technologies represent a wide range of solutions for monitoring, controlling and automating functions in a home. These technologies are expected to benefit from the global rollout of 5G and improvements in Wi-Fi technologies, which are revolutionizing the delivery of IoT services. According to Mordor Intelligence’s Global Smart Home Market 2020-2025 report, the demand for smart home solutions is expected to increase significantly as consumers look to add smart home technologies such as connected cameras, video doorbells and security systems, lighting and energy management solutions and entertainment controls. Mordor Intelligence predicts that the Smart Home market will grow from approximately $80 billion in 2019 to approximately $224 billion in 2025. We believe that opportunities for installation and maintenance of both Smart City and Smart Home technologies will provide our install-to-the-home group opportunities for future growth, providing an offset to declining trends in subscribership for satellite TV.
We believe that we are well-positioned, as one of the largest providers of communications infrastructure services, to substantially benefit from the expected multi-year significant and broad opportunities in the telecommunications market as previously described.
Opportunities in our Clean Energy and Infrastructure Segment
Climate change initiatives and the desire to reduce carbon emissions continue to gain momentum, driving trends in the mix of fuel sources used in energy generation toward cleaner and more sustainable energy sources. According to Deloitte’s Industry Outlooks 2021: Power, Utilities & Renewables report, businesses, states, cities and utilities have announced decarbonization plans, with many utilities and their customers announcing and accelerating plans to fully decarbonize over the next three decades. Demand for clean energy sources continues to grow, with renewables reporting rising levels of usage and capacity as well as declining costs. Potential new governmental and policy initiatives could drive even further growth in renewable energy infrastructure, and it is expected that the transition to a renewable energy economy will require rapid transformation of the power sector and significant investment. According to a January 2021 publication by BloombergNEF, global investment in low-carbon energy transition projects totaled $501 billion in 2020, with renewables totaling $304 billion of the total global 2020 investment, for which wind and solar were the primary drivers. The recently passed IIJ Act includes funding for renewable energy innovation and deployment. Included within the $65 billion allocated to power infrastructure and energy programs is funding for: fuels and technology investment, including various carbon initiatives;

clean energy technology supply chains, including battery power initiatives; solar energy research and development; and the development and deployment of hydrogen from clean energy sources, among others.
Growing corporate initiatives for smaller, standalone distributed generation facilities, together with regulatory and other policy initiatives at the federal, state and municipal levels, have spurred demand for clean energy production from sustainable power sources, including electrical power production from renewable sources such as wind, solar and biomass. Currently, almost 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards (“RPS”) or renewable energy goals, with five states updating or adopting new clean energy standards in 2021. States have created these standards to diversify their energy resources, promote domestic energy production and encourage economic development. According to Deloitte’s 2021 Renewable Energy Industry Outlook, rising state renewable portfolio standards, increasing levels of corporate and residential demand, and improving economic competitiveness of renewable sources continue to be key drivers for their growth, with potential future federal policy initiatives, mandates and stimulus providing additional growth drivers. Renewable energy policies have helped to drive the U.S. market for wind, solar and other renewable energy sources. According to BloombergNEF’s January 2021 publication, U.S. investment in renewable energy capacity approximated $49 billion in 2020. In addition, growing efforts to address electric grid resiliency are expected to drive growth in renewables, as utilities and their customers increasingly consider renewable microgrids combined with energy storage solutions to support critical facilities.
In 2020, renewable energy production experienced record-high levels of penetration. According to the July 2021 Monthly Energy Review by U.S. Energy Information Administration (the “EIA”), renewable sources generated a record number of kilowatt hours of electricity in 2020 in the United States, second only to natural gas. Wind, currently the most prevalent source of renewable electricity in the United States, grew 14% from 2020, and solar grew 26% from 2020 for utility-scale solar generation, and 19% for small-scale solar generation. The EIA noted in its January 2022 Short-Term Energy Outlook that one of the most significant shifts in the mix of U.S. electricity generation over the past 10 years has been the rapid expansion of renewable energy resources, especially solar and wind. The amount of solar power generating capacity operated by the U.S. electric power sector at the end of 2021 is 20 times more than it was at the end of 2011, and U.S. wind power capacity is more than twice what it was 10 years ago. In its January 2022 Short-Term Energy Outlook, the EIA forecasts that most of the growth in U.S. electricity generation in 2022 and 2023 will come from new renewable energy sources, and according to a January 2022 EIA article, solar is expected to account for nearly half of new additions in 2022. The Department of Energy’s (“DOE”) Annual Energy Outlook 2021 projects that renewable electric generating technologies, such as wind and solar, are expected to represent 60% of new capacity additions through 2050 due to a combination of declining capital costs, expected increases in state RPS targets and current and potential tax incentives. Renewable power generation is expected to contribute over 40% of U.S. power generation capacity by 2050, with solar and wind projected at 47% and 34%, respectively, of the total renewable power generation mix in 2050. Advancing technologies and improvements in cost and scalability of renewable energy projects are making these energy sources increasingly viable.
As a result of the trends and factors discussed above, we expect a continuing increase in demand for construction of renewable infrastructure in the coming years. In addition, we believe that replacement and repowering of existing wind turbines and foundations with next generation, higher efficiency turbines, as well as maintenance of aging wind farms, will provide increased opportunities for wind infrastructure projects.
We believe that industrial plant construction opportunities exist in a wide variety of industries, including in the renewable energy industry, as power companies explore ways to reduce their carbon footprint. We expect that the need for baseload backup power generation, coupled with the relative low price and environmental advantage of cleaner burning natural gas will continue to drive demand for gas-fired electrical generating plants and conversions of coal-fired power plants to natural gas. According to the EIA’s January 2022 Short-Term Energy Outlook, another significant shift in the mix of U.S. electricity generation has been a steady decline in the use of coal-fired power plants since their peak output in 2007 and the increasing use of natural gas. A wide variety of industries may seek to expand, convert or construct new plants to take advantage of this economical, cleaner, lower cost and lower carbon fuel source. Biofuel and biomass as alternative fuel sources also present opportunities for the renewable energy market. Industrial facilities and power plants in the biofuels/biomass, food processing, natural gas and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.
We also provide heavy civil infrastructure construction services, including the construction and maintenance of buildings, roads, bridges, water/sewer systems and other civil infrastructure. We believe that initiatives to upgrade and replace aging infrastructure, along with potential governmental stimulus programs and other policy incentives, will lead to increased investment and future growth opportunities in this area. The IIJ Act includes approximately $110 billion of funding for roads and bridges, including $40 billion of funding for bridge repair, replacement and rehabilitation and $16 billion of funding for other major infrastructure projects, as well as approximately $50 billion of funding for water infrastructure, including for weatherization efforts to reduce the impact of climate change and to protect against droughts and floods.
We are one of the leading renewables contractors in North America, with expertise in wind, solar and biomass, as well as construction of industrial and other power plants and heavy civil infrastructure, and we expect to benefit from market trends in these industries.
Opportunities in our Power Delivery Segment
The U.S. electrical transmission and distribution infrastructure (the “grid”) is composed of a network of electric generating facilities, high voltage transmission lines, substations and distribution lines that bring power to homes and businesses. The grid will continue to require significant ongoing maintenance, upgrade and expansion to continue delivery of reliable and affordable power. This will include strengthening aging infrastructure, addressing future grid resiliency and modernization efforts (“Smart Grid”) and adapting to changing energy supply, population shifts and distribution requirements, including the impact of the shift toward electric vehicle technologies. According to a June 2021 IBIS World report, U.S. industry revenue for construction and repair work on electric power transmission infrastructure is projected to approximate $43.5 billion in 2021. We expect future growth in electric transmission and distribution infrastructure from projects to digitize, modernize, harden and secure the grid against increasing levels of disruption from natural and man-made disasters, including extreme weather events, wildfires and potential cyber-attacks, as well as to address changing energy supply requirements and grid reliability. The IIJ Act includes approximately $65 billion for upgrades to power infrastructure, research and development of transmission and electricity distribution technologies and smart grid technologies. The funding is focused on grid reliability and security, renewable energy innovation and deployment, and ensuring supply chains critical for energy innovation. The IIJ Act also includes $7.5 billion for investment in a national network of electric vehicle chargers.
Clean energy production trends are expected to lead to increased investment in electric infrastructure, with a changing fuel mix that is moving toward cleaner and more sustainable energy sources, such as natural gas and renewables. Deloitte’s 2021 Power and Utilities Industry Outlook reported intermittent record-high levels of renewable energy production in 2020. Additionally, the report indicated that many utilities and their customers announced plans to fully decarbonize over the next three decades. These trends, along with potential changes in governmental policy toward national net zero carbon emission targets, are expected to drive significant future investment in electric infrastructure. According to the DOE’s Annual Energy Outlook 2021, the percentage of U.S. electricity generated by renewable sources is expected to double to over 40% by 2050. Renewable electric generating technologies are expected to represent 60% of new capacity additions through 2050, with the balance coming almost entirely from natural gas. The expected growth in electrical power generation from renewable energy sources will require significant investment in transmission lines, as wind, solar and other renewable power generation resources are typically located in remote areas of the country, far from industrial users and major population centers. Growth in electrical power generation from renewable sources in the U.S. will also require grid updates to provide for storage of electricity from renewable energy sources and capabilities that can accommodate supply and demand for these new energy sources.
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
Disruptions in economic activity and regulatory actions have reduced overall demand and U.S. production of fossil energy products, negatively affecting demand for oil, natural gas and product pipeline construction activity. While we expect that energy consumption, demand and U.S. production will increase in the future based on current commodity prices and economic activity, the related cost, time and complexity of pipeline construction projects has increased due to the impact of regulatory, judicial and environmental challenges and governmental actions. The effect that these trends may have on future pipeline project awards, or the timing of future project work, is uncertain.
We expect that natural gas power generation will remain a fuel of choice for both primary power generation and baseload backup power generation to support intermittent clean energy sources, and that this trend will drive the growth of natural gas as a source of base load lower-carbon power generation, both in the U.S. and abroad. We believe that trends in natural gas power generation will require continued construction of pipeline infrastructure to provide fuel safely and efficiently to these facilities. In addition, demand for liquified natural gas (“LNG”) exports has risen in recent years. This trend is expected to drive construction of pipeline infrastructure for the transport of LNG to coastal export facilities in North America. Additionally, we believe that gas utility distribution spending for replacement and rehabilitation of aging infrastructure will accelerate over the next several years due to regulatory, sustainability and safety concerns. Similarly, we expect that aging pipeline infrastructure will increasingly require replacement lines and pipeline integrity services as our customers look to enhance the safety, productivity and lives of existing infrastructure. In addition, developing trends in decarbonization and carbon emission reductions are expected to create demand for carbon capture technologies. Pipeline infrastructure is expected to play a key role in this transformation and we believe that we are well positioned to support these developing market trends. The recently passed IIJ Act includes funding for carbon initiatives, including for carbon capture technologies.
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
North American Footprint. Including our predecessor companies, we have been in business for over 90 years and are one of the largest infrastructure construction services companies in North America operating primarily in the United States and Canada, with approximately 590 locations. For the twelve month period ended December 31, 2021, we had an average of 25,000 employees, and as of December 31, 2021, we had approximately 27,000 employees. We offer comprehensive end-to-end infrastructure services to our customers and believe that our experience, technical expertise, geographic reach, financial resources and size are important to our customers.

Ability to Respond Quickly and Effectively. The skills required to serve our end-markets are similar, which allows us to utilize qualified personnel across multiple end-markets and projects. We are able to respond quickly and effectively to industry and technological changes, demand and major weather events by allocating our employees, fleet and other assets as and where they are needed, enabling us to provide cost-effective and timely services for our customers.  We have demonstrated that we have the ability and resources required to handle large and complex projects, and our geographic reach, scalability and financial stability enable us to meet our customers’ changing needs.
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
Sustainability
As a leading infrastructure construction services provider, we are committed to conducting our operations in a safe, diverse and socially responsible manner that benefits our stakeholders, including our employees, customers, subcontractors, suppliers, investors and the communities in which we operate. Sustainability principles and practices are embedded within our strategy, risk management and day-to-day operations. We strive to be recognized as a company that achieves customer expectations safely, profitably and in a manner that is environmentally responsible, socially aware and rewarding for all our stakeholders. We strive to achieve these goals through an organizational structure that provides excellent service delivery; establishes a reputation of integrity within the communities in which we work; and provides our team members growth opportunities in a diverse, inclusive and injury-free environment.
Sustainability Governance. We believe that sustainability is central to our mission and success. The Nominating, Sustainability and Corporate Governance Committee of the Board of Directors has oversight of sustainability matters for MasTec, including overseeing and periodically reviewing MasTec’s integration of corporate responsibility and sustainability, including environmental, social and governance principles and climate-related issues into our business strategy and decision-making processes.
Our sustainability reporting is guided by the concepts and disclosures under the Sustainability Accounting Standards Board (“SASB”) for the Engineering and Construction Services Industry and the Task Force on Climate-Related Disclosures (“TCFD”). We are working to develop our processes and reporting for sustainability-related matters. Our Sustainability Report, including our SASB and TCFD reference tables, along with our Nominating, Sustainability and Corporate Governance Board Committee charter and our policies on Human and Labor Rights and Safety, Health and Environmental matters can be found on our website at https://investors.mastec.com. No reference to our website or our website address in this report constitutes incorporation by reference of the information contained on the website and such information is not part of this report.
Stakeholder Engagement. Stakeholder engagement is a key element of our sustainability efforts and communications. We regularly engage with our investors, employees, customers, subcontractors, suppliers and communities to understand the priority sustainability issues for our business. The feedback we receive from these engagement efforts informs our understanding of the issues most significant to our stakeholders. We seek to monitor these issues and effectively communicate with our stakeholders to strengthen these relationships.
Investing in a Sustainable Future
Investment in sustainable business opportunities is a key component of our business strategy for future growth. Through the construction services we provide, we help to modernize, connect and make our communities safer and more sustainable while helping to build our nation’s infrastructure, including the development and expansion of our nation’s clean energy footprint and the transformation of our electrical grid and pipeline infrastructure. The telecommunications and install-to-the home services we provide are also expected to play a key role in expanding connectivity to and within homes and communities, including in rural areas, facilitating the transformation to an inclusive and sustainable future. We are committed to working together with our customers to upgrade our nation’s infrastructure – to build better, stronger and more versatile infrastructure to meet the opportunities and challenges of our nation’s future.
Clean Energy Infrastructure. As a leading North American clean energy contractor, we are committed to working with our customers to advance the transition to a lower carbon economy. Our clean energy and infrastructure group provides engineering, procurement and construction services and project management solutions to the power market, with services across wind, solar, biofuels, waste-to-energy (WtE) and biogas, cogeneration or combined heat and power projects, gas and hydrogen-fired power projects and battery storage. We continue to invest in our clean energy and infrastructure group, which has grown significantly from $300 million in revenue for 2017 to approximately $1.9 billion in revenue for the year ended December 31, 2021. As interest in climate change solutions continues to increase, including decarbonization of power generation, we anticipate expanding growth opportunities in our clean energy and infrastructure group. Given these trends, we anticipate that our clean energy and infrastructure group will continue to significantly expand and approach 30% of our total revenue over the next several years.
Power delivery infrastructure. We believe the nation’s electrical transmission and distribution grid infrastructure will require significant capital investment to support the transition to low-carbon renewable power sources and the broader adoption of electric vehicles. We build infrastructure that connects our nation’s power generation sources to consumers, including infrastructure solutions that link remotely located renewable electric generation capacity to energy consumers and provide access to new renewable and efficient natural gas generation sources. We also work with our customers to design and build innovative, smart energy solutions, including for the modernization of overstressed sections of the electric grid with insufficient capacity, and to upgrade aging electric infrastructure. Our projects improve the performance, safety, resiliency and efficiency of the nation’s electrical grid and advance the goal of modern, smart energy solutions for our nation’s future that will contribute to the diversification of power generation sources in the future.
Telecommunications infrastructure. We build wireless and wireline/fiber infrastructure that connects communities and improves communications infrastructure across our nation. The COVID-19 pandemic has accelerated demand for wireline and wireless infrastructure to support telecommuting and tele-learning activities, among others. Technological advances that improve speed, connectivity and bandwidth across our nation, including in dense urban areas and in rural communities, are expected to serve as the foundation for transformative technological innovations, including ‘Smart City’ and urbanization projects and advances in connected technologies. The faster speeds and reduced latency associated with 5G is forecast to serve as the foundation for transformative technological innovations, such as connected cars, robotics, telematics, healthcare, industrial applications and entertainment, which have the potential to improve living standards across all communities as well as to reduce our nation’s carbon footprint. We are participating in the buildout of this 5G telecommunications infrastructure, helping to revolutionize our nation’s telecommunications technologies. We are also proud to have participated in the buildout and expansion of FirstNetTM, the nation’s first wireless official public safety network for first responders.
Energy pipeline infrastructure. Investments in pipeline integrity and line maintenance promote environmental and public safety, including methane reduction initiatives, while enhancing the safety, productivity and useful lives of our customers’ assets. Pipeline infrastructure also provides a lower carbon emission and environmentally safer transportation alternative for oil and gas products versus truck and rail transport. A study published by the National Bureau of Economic Research found that the air pollution and greenhouse gas effects of shipping crude oil by rail are nearly twice as large as those for oil pipelines. Additionally, our natural gas pipeline construction services help our customers access and distribute cleaner burning natural gas throughout the United States, assisting in the transition from high carbon emission electricity sources to natural gas as a cleaner burning and lower carbon emission fuel source.
Water pipelines. Our water pipeline services increase the efficiency of water used in energy field operations in an environmentally focused manner. We build expansive water pipeline gathering networks, which allow for the recycling of water, thereby reducing freshwater requirements as well as the amount of water disposed. Additionally, the use of water pipelines reduces the need for trucking, which saves time, money and reduces pollution and carbon emissions.
Carbon initiatives. Developing trends in decarbonization and carbon emission reductions are expected to create demand for carbon capture technologies, biofuel generation and electricity generation utilizing environmentally-friendly hydrogen fuel. Pipeline infrastructure is expected to play a key role in this transformation and we believe that we are well positioned to support these developing market trends.
Emergency restoration services. The increased frequency and severity of weather and climate-related events, including hurricanes, wildfires and ice storms, exacerbated in part by climate change, have created a greater need for power and telecommunications reliability and restoration services. Following the occurrence of storms and other natural disasters, our dedicated crews are quickly on-site, helping to restore power, landline and cellular services in affected areas. Our power delivery crews are also involved in preventative and restoration efforts for wildfire-related events. Our crews are among those that are called upon to maintain and patrol electrical lines during high-risk periods, such as in periods of drought, high wind and extreme temperatures, so that power lines can be proactively and safely managed, as well as to assist with restoration efforts following wildfire events. MasTec is proud to work with and support communities affected by natural disasters, including repair and modernization efforts for telecommunications and electric grid infrastructure.
Environmental Stewardship
We believe that we all play a role in environmental stewardship. We help our customers find solutions to their environmental goals and requirements and are likewise committed to responsibly managing the environmental impacts of our operations. Our customers rely on our expertise with governmental and regulatory agencies to meet increasingly stringent regulatory requirements. Environmental matters are an integral part of our business planning and decision-making processes. We believe in sustainable development and are committed to integrating biodiversity preservation principles into our operational practices. Our corporate policies and Code of Business Conduct and Ethics require that all applicable environmental regulations and compliance requirements are met in the course of our operations. Our planning processes incorporate procedures to ensure compliance with all such laws and regulations.
Climate change mitigation and environmental initiatives. We are committed to minimizing the effects of our operations on the climate and the environment and endeavor to reduce our carbon footprint, energy usage and greenhouse gas emissions. We seek to foster conservation and environmental awareness within our operations, and we endeavor to identify and incorporate energy, carbon and water efficiency considerations into our project planning and execution. We understand the importance of tracking and managing climate-related matters, including greenhouse gas emissions. We are evaluating processes that will enable us to measure and manage our climate-related risks and opportunities on an enterprise-wide basis. We have implemented GPS, smart idling and other advanced technologies in approximately 75% of our vehicle fleet operations to improve fleet efficiency, fuel consumption and safety. Additionally, certain of our operations have invested in equipment containing advanced emissions reduction technologies, helping to reduce our carbon footprint.
Community and Social Matters
At MasTec, we are proud to serve the communities in which we operate. Partnering with our communities and our customers is fundamental to our business operations. We plan and act for the future, for the long-term good of our company, our customers and our communities. We are active in our local communities and participate in charitable giving, community outreach and community building programs, including disaster relief efforts for communities affected by hurricanes, flooding and similar events. We also have an unwavering commitment to our team members in times of need. In addition to community outreach programs, we seek to develop strong relationships with our local communities, businesses, subcontractors and suppliers, and we have been recognized for our efforts in community and outreach programs by various organizations.
We place a significant priority on respectful collaboration with our local communities, including indigenous communities, and we utilize indigenous community subcontractors and suppliers within our operations. We support our local communities by utilizing local businesses for goods and services, including for project crews and office operations, and we are active members of our local chambers of commerce and economic development organizations. Our community outreach programs include programs tailored to military veterans, who represent approximately 3% of our workforce.

Leadership and Governance
Integrity, honesty, and fairness are at the heart of our Company. Our leadership team and Board of Directors are committed to fostering a strong organizational culture built upon accountability, business and personal ethics, integrity and compliance. We believe that an ethical culture builds credibility and trust. We hold ourselves accountable to the highest standards of professionalism, and respect the opinions, ideas and perspectives of our team members, customers, subcontractors, suppliers and those in the communities we serve. Among the ethical matters addressed in our Code of Business Conduct and Ethics are our policies on discrimination and harassment, ethical and fair business practices and compliance with insider trading policies, anti-bribery and anti-corruption guidelines and the Foreign Corrupt Practices Act. Training programs related to governance matters are routinely provided at intervals based on an employee’s position and responsibilities. We also expect our subcontractors and suppliers to maintain proper business conduct and ethics protocols.
Governance Principles and Shareholder Alignment. We seek to align the interests of our Board of Directors and management with those of our shareholders and other stakeholders, and we believe that an independent, well-diversified Board is an essential attribute of effective Board governance. Diverse backgrounds are integral to effective governance, risk management and business opportunity assessments, which are key components of creating long-term value. Our Board has racial, ethnic and gender diversity, with approximately 60% of our Board representing women or minorities as of December 31, 2021. Our Board also has a diverse skill set, including members with financial, risk management, health and safety and industry expertise.
Our management team and our Board of Directors have significant ownership in MasTec’s common stock, which further aligns their interests with those of our other shareholders.  Our single class capital structure is grounded on the “one-share, one-vote” principle, which we believe is aligned with strong corporate governance standards. We have detailed governance procedures, including our Audit Committee Charter, Compensation Committee Charter and our Nominating, Sustainability and Corporate Governance Committee Charter. These charters, as well our comprehensive Code of Business Conduct and Ethics and Board of Director Governance Principles, can be viewed on the “Investors” page of our website at MasTec.com.
Risk Mitigation Practices. We believe that responsible corporate governance requires great attention to potential business and other risks. As part of our corporate risk mitigation strategy, we regularly assess potential risks and hazards within our business and operations, including potential risks associated with climate change. Risk assessments are performed on an ongoing basis at both the organizational and at the project level. We also apply a risk-based approach with respect to cyber security. We are committed to the privacy of employee, customer and company information and undertake significant efforts to protect this information. We continually evaluate cyber risks to properly safeguard our systems and business operations.
Sustainability and Climate-Related Governance. The Nominating, Sustainability and Corporate Governance Committee of the Board of Directors has oversight of sustainability-oriented matters for MasTec, including overseeing MasTec’s approach to considering, evaluating and integrating climate-related risks and opportunities into its business strategy and decision-making processes. This Committee is also responsible for considering MasTec’s material sustainability issues, discussing associated risks with the full Board and management and reviewing and considering whether MasTec has appropriate policies, processes, strategies and initiatives in place to address such matters, including climate-related risks and opportunities. The potential implications and financial impact of the climate-related risks and opportunities remains uncertain, but we recognize that these risks and opportunities could be significant to our business. We regularly assess our business risks and opportunities, and we are working to develop our process to assess the potential effects and magnitude of climate-related risks and opportunities on our operations, financial results and key business strategies, as guided by the recommendations of the TCFD.
Strategy
The key elements of our business strategy are as follows:
Focus on Growth Opportunities. We believe that our end-markets offer multiple growth opportunities, and we expect continued spending by key customers in many of the industries we serve. We expect development of wireless and wireline/fiber infrastructure; development of clean energy infrastructure; expansion, maintenance and upgrades of power delivery infrastructure, including electrical and gas transmission lines and distribution networks; development of pipeline infrastructure, including carbon capture technologies and pipeline integrity work; and heavy civil and industrial infrastructure construction projects to be areas of investment and opportunity in the coming years. We intend to use our broad geographic presence, technical expertise, financial and operational resources, customer relationships and full range of services to capitalize on these trends and grow our business.
Operational Excellence. We seek to effectively manage our projects and services to maintain appropriate profit margins and cash flows. We also strive to identify opportunities for leverage within our business, such as deploying resources across multiple customers and projects in order to enhance our operating effectiveness and utilization rates. We also seek to maintain strong working capital management practices. Our management team pursues actions and programs designed to achieve these goals, such as increasing accountability throughout our organization, effectively managing customer contract bidding procedures, evaluating opportunities to improve our working capital cycle time, hiring and retaining experienced operating and financial professionals, and developing, expanding and integrating the use of financial systems and information technology capabilities within our business.
Maintain Conservative Capital Structure. We evaluate our capital structure on an ongoing basis and have expanded our financial resources in recent years. We believe that we have sufficient capital resources to fund our planned operations. As of December 31, 2021, we had approximately $0.7 billion of borrowing availability under our revolving credit facility, with aggregate borrowing commitments of $2.0 billion under our new unsecured senior credit facility, and $600 million of 4.50% senior notes due 2028. We may consider opportunities to borrow additional funds, or to refinance, repurchase or retire outstanding debt or repurchase shares of our common stock as part of our ongoing capital structure evaluation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Financial Condition, Liquidity and Capital Resources,” for details pertaining to recent capital structure activities.

Leverage Core Performance and Expertise through Strategic Acquisitions and Other Arrangements. We pursue selected acquisitions, investments and strategic arrangements that allow us to expand our operations, service offerings, customer base or geographic reach. We have diversified our business and expanded our service offerings and geographic footprint in recent years, both organically and through acquisitions. For discussion of our recent acquisitions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business,” which is incorporated by reference. In our efforts to maximize the potential of the businesses we acquire, we work to integrate them into our operations and internal control environment in a timely and efficient manner. We evaluate our business and operations on a regular basis, and from time to time, we may divest certain businesses or assets or curtail selected business activities or operations that do not produce adequate revenue or margin or those that no longer fit within our long-term business strategy.
Services
Our core services are the engineering, building, installation, maintenance and upgrade of infrastructure, primarily for communications, power generation, utility and pipeline customers. We provide similar services to each of these customers, including:
Build. We build infrastructure projects for customers across a range of industries. We specialize in building underground and overhead distribution systems, including trenches, conduits, cell towers, fiber, cable and power lines that provide wireless and wireline/fiber communications; clean energy infrastructure, including for renewable energy power generation; pipeline infrastructure, including for natural gas and other product transport; power delivery services, including electrical and gas transmission and distribution systems; heavy industrial plants; compressor and pump stations and treatment plants; water and sewer infrastructure, including water pipelines; and other civil construction infrastructure.
Install. We install electrical and gas distribution and transmission systems, power generation facilities, buried and aerial fiber optic and other cables, and provide various install-to-the-home products and services, including home automation and energy management solutions in a variety of environments for our customers. In connection with our installation work, we deploy and manage network connections that involve our customers’ hardware, software and network equipment.
Maintain and Upgrade. We offer 24 hour/365 days-a-year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities, networks and infrastructure, including communications, power generation, pipeline, electrical distribution and transmission and heavy civil infrastructure. We also provide emergency services for service restoration following natural disasters and accidents. Our upgrade work ranges from routine replacements and upgrades to major overhauls.
Customers
We have longstanding relationships with many customers, and often provide services under master service and other service agreements, which are generally multi-year agreements. Our master service agreements are typically exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is usually generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice. For the year ended December 31, 2021 revenue derived from projects performed under master service and other service agreements totaled 38% of consolidated revenue, and for each of the years ended December 31, 2020 and 2019, totaled 36%.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate we will realize approximately 75% of our estimated year-end 2021 backlog in 2022. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	December 31, 2021	September 30, 2021	December 31, 2020
Communications	$4,504	$4,469	$3,806
Clean Energy and Infrastructure	1,543	1,570	1,025
Oil and Gas	1,027	1,166	2,486
Power Delivery	2,865	1,318	557
Other	—	—	—
Estimated 18-month backlog	$9,939	$8,523	$7,874
As of December 31, 2021, 63% of our backlog is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from economic or other conditions, including supply chain disruptions, inflationary and/or COVID-19 effects or climate-related matters, and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference. As of December 31, 2021, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $6.6 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $1.6 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2022 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $3.5 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
Sales and Marketing
Our customers increasingly require resources from multiple disciplines. Therefore, our subsidiary services companies market their services not only individually, but also in combination with other companies, including other MasTec companies and independent companies, to provide what we believe are the most efficient and effective solutions to meet our customers’ demands. Through our unified MasTec® brand and an integrated organizational structure designed to permit rapid deployment of our services, we are able to quickly and efficiently allocate resources to meet customer needs. We offer services that are branded under the MasTec® service mark and other service marks.
We have a business development and marketing plan emphasizing the MasTec® registered service mark and trade names of certain acquired companies, as well as an integrated service offering to position ourselves as a provider of a full range of service solutions, providing services including installation as well as sophisticated engineering, design and integration. We believe our longstanding relationships with customers and our reputation for reliability and efficiency facilitate our recurring business. Our marketing efforts are principally carried out by the management of our business units and project groups in coordination with our corporate business development organization. Our management team has many years of industry experience, both at the service provider level, and in some cases, with the customers we serve. Our business unit and project group managers market directly to existing and potential customers for new contracts and also seek our inclusion on lists of vendors invited to submit proposals for service agreements and individual projects. We also market our services in conjunction with certain business partners, strategic investments and arrangements. Our executive management supplements these efforts at the national and international level.
Safety and Insurance/Risk Management
We have a proactive safety culture and we strive to instill and enforce safe work habits in our employees. Our employees are required to participate in training programs relevant to their employment, including all those required by law. We actively train our workforce in everyday safety practices and provide detailed guidelines that are required to be followed as work tasks are contemplated and completed. Training programs are tailored to an employee’s job function, responsibilities and level of experience and are designed in accordance with industry best practices and standards. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. Team members are responsible for preventing incidents, injuries and occupational illnesses, and our project leadership team is tasked with ensuring that projects are accomplished in a safe, productive, environmentally and quality-focused manner. Our business units have established robust safety programs to monitor and improve compliance with safety procedures and regulations, and through our risk management programs, we educate our staff, subcontractors and suppliers on safety matters. We strive continuously to assess and improve our safety programs and performance. We also provide Company-wide training for other workplace and risk management programs, including for cyber security, workplace diversity and harassment, emergency preparedness and other potential workplace hazards, among others.
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
Suppliers, Materials and Working Capital
Under many of our contracts, our customers provide the necessary materials and supplies for projects and we are responsible for the installation of, but not the cost or warranty of, those materials. Under certain other projects, we purchase the necessary materials and supplies on behalf of our customers from third-party providers. We are not dependent on any one vendor and have not experienced significant difficulty in obtaining project-related materials or supplies as and when required for the projects we manage.
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
Competition
Our industry is highly competitive and highly fragmented. We compete with a number of companies in the markets in which we operate, ranging from small local independent companies to large national firms, including Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Jacobs Engineering Group Inc., Primoris Services Corporation, Pike Electric, Inc., Bechtel Corporation, M.A. Mortenson Company, Black & Veatch and Nexius.
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
In addition to environmental laws and regulations, our operations are subject to numerous other laws and regulations, among them:
•    regulations related to worker safety and health, including those established by the Occupational Safety and Health Administration (“OSHA”) and state equivalents;
•regulations related to vehicle registrations, including those of the states and the U.S. Department of Transportation (“DOT”);
•    contractor licensing requirements;
•    permitting and inspection requirements;
•    building and electrical codes; and
•cyber data protection and security.
We are subject to numerous environmental laws, regulations and programs, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, laws governing emissions and discharges into the environment, including discharges into air, surface water, groundwater and soil, and programs related to the protection of endangered species and critical habitats. In particular, our pipeline-related activities require careful adherence to environmental regulations because such operations may have impacts on groundwater, surface waters and other environmentally sensitive areas. Similarly, our power delivery construction operations often require us to operate in remote areas involving environmentally sensitive habitats as well as areas that are subject to risk of wildfire.
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
Additionally, there are significant environmental regulations under consideration to address climate change, regulate emissions of greenhouse gases and encourage the use of clean energy technologies. We regularly monitor proposed regulations and legislation and have processes in place to adapt our business and operations, as necessary, to meet any such new requirements.
Financial Information About Geographic Areas
We operate primarily in the United States and Canada. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference.
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
For the twelve month period ended December 31, 2021, we had an average of approximately 25,000 employees, of which approximately 5,000 were represented by unions or were subject to collective bargaining agreements, and as of December 31, 2021, we had approximately 27,000 employees, of which approximately 7,000 were represented by unions or were subject to collective bargaining agreements. Approximately 97% of our employees are located in the U.S.
Safety. Safety is a core value at MasTec. It is a mindset that permeates all aspects of our operations, and an attitude that our employees exhibit, strongly and openly. We recognize the need of our workforce to have a safe workplace and are committed to maintaining a strong and sustainable safety culture within our organization. We continually evaluate our safety programs to protect our most important asset – our team members. For example, the COVID-19 pandemic presented unprecedented challenges in many parts of our business and operations, including with respect to keeping our employees safe. Accordingly, we adjusted our standard operating procedures within our business operations to ensure employee and customer safety and continue to monitor evolving health guidelines and respond to changes as appropriate. We have also developed human resource guidance to assist our employees with the effects of the COVID-19 pandemic.
We have a proactive safety culture, and our safety leadership structure is designed to create accountability within each of our businesses and at the corporate level. Our safety management process includes continuously monitoring, reporting and addressing our key safety performance indicators. Our “Zero Harm” culture is fundamental to our goal of world class safety performance, and we work to instill safety values in every team member, such that safe behavior becomes instinctive and automatic. We are driven by our commitment to safety and our “Zero Harm” culture to develop and implement safety programs and processes with safety excellence as our goal. We strive continuously to improve our safety performance and provide regular safety training and skill-level improvement programs, including: safety orientation for new employees, safety leadership training for our front-line leaders, OSHA construction outreach training, defensive driving and DOT training, operator qualification and electric worker training, excavation and ground penetration safety training, among others. We have adopted numerous safety initiatives throughout our organization, including fleet telematics applications.
Through our risk management programs and other safety initiatives, we educate our staff, subcontractors and suppliers on safety matters. The high standards of safety, incident prevention and hazard control that we expect within our operations are also expected of our subcontractors and suppliers. We have memberships and participate in numerous safety and other organizations that promote industry safety. Our safety performance is periodically recognized by our customers as well as by safety organizations.
Health and Wellness. Encouraging good health and following a healthy lifestyle is a MasTec philosophy. We encourage all our employees to take an active role in living a healthy lifestyle and offer wellness tools and resources to help achieve and maintain good health. We offer a comprehensive and flexible benefits program, including medical, dental, vision and prescription insurance, as well as access to telehealth services, which we have expanded in light of the COVID-19 pandemic to assist employees with medical and mental health matters. In addition, to help our employees build a financially secure future, we offer a 401(k) plan with matching benefits, an employee stock purchase plan, life and disability insurance plans and a flexible spending account to help employees cover medical expenses. We also offer employees support for personal and work-life issues, including health, legal and financial matters.
Professional and Career Development. We believe that professional development is essential to the success of our business, as it drives employee engagement and ensures that our team members have the requisite skills and training to deliver the highest level of excellence to our customers. An employee’s career development begins with the onboarding process and continues throughout the employee’s career. Ongoing training is designed to develop an employee’s technical, professional and leadership skills and is customized to meet the qualifications and requirements necessary for our employees to succeed in their positions. We invest significant resources in education, certification, training programs, and other professional development opportunities, including apprenticeship- and leadership-oriented training programs, tuition reimbursement for qualified training programs, sponsored attendance at industry conferences, departmental and divisional leadership conferences, employee training centers and advancement opportunities within and across businesses and divisions. We seek to develop and cultivate current and future leaders, and design our training programs to create high performing teams, improve productivity, positively affect employee motivation and retention and further enhance career development opportunities. We believe that our team culture, along with competitive salary and benefits packages and our focus on employee training and career development, including opportunities for promotion and mobility within our organization, helps us to attract and retain a diverse and experienced workforce.

Team Culture, Diversity and Inclusion. Our success depends upon the success of our team, which requires us to have exceptional team members, as well as an exceptional team. Teamwork is part of our culture and is one of our core values. We believe that our employees and our customers benefit from the collective and well-coordinated efforts that result from effective employee engagement, teamwork and collaboration. We seek to foster an environment of strong employee engagement through our commitment to our employees and our team culture. A strong team culture, together with effective processes and people, allows us to consistently meet the needs of our customers and stakeholders.
We are committed to diversity and inclusion in the workplace and to fostering an environment where our employees can freely bring diverse perspectives and varied experiences to work. We seek to attract the best talent and foster a culture of inclusion, teamwork, support and empowerment where all talented individuals have access to opportunities and can achieve success. Our commitment to diversity, equality and inclusion, together with our culture of belonging allows us to recruit and retain highly talented employees so that we are able to deliver exceptional results to our customers. In 2021, 49% of our overall U.S. workforce and 48% of our U.S. executive, manager and professional workforce was represented by women and minorities.
Certain of our businesses have incorporated the use of annual diversity assessments and goal setting targets to expand diversity within our management and employee teams, and we expect to continue in these efforts. A notable portion of our workforce includes military veterans, and we regularly engage in outreach programs tailored to military veterans.
Available Information
A copy of this Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the SEC. Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees and includes additional criteria that are applicable to our Chief Executive Officer and senior financial officers, and the charters for each of our Audit, Compensation, and Nominating, Sustainability and Corporate Governance Committees are also available on our website in the Investors section under the tab “Corporate Governance,” or may be obtained by contacting our Vice President of Investor Relations by phone at (305) 406-1815, or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and senior officers on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information is not part of this report. Our reports filed with the SEC may be accessed at the SEC’s website at www.sec.gov.
Use of our Website to Distribute Material Company Information
We use our website as a channel of distribution for important Company information. We routinely post on our website important information, including press releases, investor presentations and financial information, which may be accessed by clicking on the Investors section of www.mastec.com. We also use our website to expedite public access to time-critical information regarding our Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investors section of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investors section of our website.
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
Risks Related to the Industries We Serve
Changes to laws, governmental regulations and policies, including governmental permitting processes and tax incentives, could affect demand for our services. Additionally, demand for construction services depends on industry activity and expenditure levels, which can be affected by a variety of factors, including the effects of climate-related matters. Our inability or failure to adjust to such changes or activity could result in decreased demand for our services and adversely affect our results of operations, cash flows and liquidity.
The industries we serve are subject to effects of governmental regulation, climate change initiatives and political or social activism, any of which could result in reduced demand for our services, delays in timing of construction of projects, or cancellations of current or planned future projects. Many of our customers face stringent regulatory and environmental requirements and permitting processes, including governmental regulations and policies. Most of our communications customers are regulated by the FCC, and our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”), among others. In addition, our utility customers are regulated by state public utility commissions. These agencies or governments could change their interpretation of current regulations and/or may impose additional regulations, which could have an adverse effect on our customers, reduce demand for our services and adversely affect our results of operations, cash flows and liquidity. Our customers in the oil and gas industry could be adversely affected by regulatory initiatives or additional requirements, restrictions or legislation imposed by federal, state, local, or foreign governments, including from climate-related matters and/or any related changes in end-customer demand. We build renewable energy infrastructure, including wind, solar and other renewable energy facilities, for which the development may be partially dependent upon federal tax credits, existing renewable portfolio standards and other tax or state incentives. Elimination of, or changes to, existing renewable portfolio standards, tax incentives or similar environmental policies could negatively affect demand for our services.

All of the above factors could result in fewer projects than anticipated or a delay in the timing of construction of these projects and the related infrastructure, which could negatively affect demand for our services and have a material adverse effect on our results of operations, cash flows and liquidity.
Unfavorable market conditions, market or political uncertainty, health outbreaks such as the COVID-19 pandemic, and/or economic downturns or unfavorable market conditions, including from inflation, supply chain disruptions or rising interest rates could reduce capital expenditures in the industries we serve or could adversely affect our customers, which could result in decreased demand or impair our customers’ ability to pay for our services.
Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy and the economies of the countries in which we operate. Unfavorable market conditions, including from inflation or supply chain disruptions, market uncertainty, health outbreaks such as the COVID-19 pandemic, and/or economic downturns could have a negative effect on demand for, or the profitability of, our customers’ services. We continually monitor our customers’ industries and their relative health compared to the economy as a whole. Our customers may not have the ability to fund capital expenditures for infrastructure or may have difficulty obtaining financing for planned projects during economic downturns. Uncertain or adverse economic or political conditions, the lack of availability of debt or equity financing and/or higher interest rates could reduce our customers’ capital spending and/or cause project cancellations or deferrals. On November 15, 2021, the IIJ Act was signed into law. While the IIJ Act provides for funding in many of the markets in which we operate, timing of the awards for projects funded by the IIJ Act is uncertain. We may not be able to obtain the expected benefits from the IIJ Act or any other infrastructure or stimulus spending. Any of these conditions could materially and adversely affect our results of operations, cash flows and liquidity, and could add uncertainty to our backlog determinations.
The oil and gas markets have historically been and are likely to continue to be volatile. Oil and gas prices are subject to large fluctuations in response to changes in supply and demand, including from disruptions in global economic activity such as the COVID-19 pandemic, climate change initiatives and demand for alternative energy sources, legislative and regulatory changes, as well as market and political uncertainty, including from unrest and/or military actions involving oil-producing nations, and a variety of other factors that are beyond our control. Such market volatility can affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Demand for pipeline construction services is sensitive to levels of activity in the oil and gas industry, as well as industrial and utility customer demand and regulatory constraints. Economic factors, including economic downturns, can also negatively affect demand in our other business segments. Our customers in the power delivery, clean energy and infrastructure and communications segments could be negatively affected if projects or services are ordered at a reduced rate, or not at all, which in turn, could adversely affect demand for our services. A decrease in demand for the services we provide from any of the above factors, among others, could materially and adversely affect our results of operations, cash flows and liquidity.
An impairment of the financial condition of one or more of our customers due to economic downturns, or due to the potential adverse effects on economic activity of health outbreaks, such as the COVID-19 pandemic, could hinder our customers’ ability to pay us on a timely basis. In the past, we have incurred significant losses from customers who filed for bankruptcy or experienced financial difficulties following a general economic downturn, for which certain industry factors worsened the effect of the overall economic downturn on those customers. In difficult economic times, some of our clients may find it difficult to pay for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could negatively affect our cash flows and liquidity. Our results of operations, cash flows and liquidity could be materially and adversely affected if a client fails to pay us on a timely basis or defaults in making payments on a project for which we have devoted significant resources.
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
We derive a substantial portion of our revenue from customers in industries that are subject to rapid changes in technology, governmental regulation, changing consumer demands and consolidation. Technological advances in the markets we serve, including advances resulting from climate-related initiatives, could render existing projects or technologies uncompetitive or obsolete, and/or our could alter our customers’ existing operating models. Our failure to rapidly adopt and master new technologies as they are developed or adapt to changing customer requirements could reduce demand for our services. Additionally, consolidation among our customers could result in the loss of customer revenue or could negatively affect customer demand for the services we provide and have a material adverse effect on our results of operations, cash flows and liquidity.
Risks Related to Our Business and Operations
Our failure to properly manage projects, or project delays, including those resulting from difficult work sites and environments, could result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.
Certain of our engagements involve large-scale, complex projects that may occur over extended time periods. The quality of our performance on such projects depends in large part upon our ability to manage our client relationship and the project itself, such as the timely deployment of appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones.
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
We derive a significant portion of our revenue from fixed price master service and other service agreements. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than what we estimated. We also enter into contracts for specific projects or jobs that require the installation or construction of an entire infrastructure system or specified units within an infrastructure system, many of which are priced on a fixed price or per unit basis. Our profitability would be reduced if actual costs to complete a project exceed our original estimates. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors could negatively affect these estimates or our ability to execute according to our plans, including changes in expected productivity levels, conditions at work sites differing materially from those anticipated at the time we bid on the contract and higher than expected costs of labor and/or materials. These variations, along with other risks inherent in performing fixed price contracts, could cause actual project results to differ materially from our original estimates, which could result in lower margins than anticipated, or losses, which could reduce our profitability, cash flows and liquidity.
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
Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options, amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. A significant portion of our 18-month backlog is attributable to master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed under contracts for specific projects. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have experienced postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.
If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.
Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to efficiently operate our business and maintain productivity and profitability. In times of low unemployment, it can be difficult for us to find appropriately skilled and qualified personnel at affordable rates and our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. We may be unable to hire and retain a sufficiently skilled labor force to support our operating requirements and growth strategy. Our labor and training expenses could increase as a result of a shortage in the supply of skilled personnel, which could adversely affect our profitability. Additionally, our business is managed by a number of key executive and operational officers, many of whom have extensive industry experience, and is dependent upon retaining and recruiting qualified management to execute our business strategy. Lack of skilled labor, the loss of key personnel, labor shortages and/or increased turnover rates could lead to increased wage rates and increased costs to attract and retain employees, and could negatively affect our ability to operate efficiently, all of which could materially adversely affect our results of operations, cash flows and liquidity.
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
In addition, accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in accounting rules and regulations pursuant to FASB or SEC guidance could have a material effect on our reported financial results, and the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls, which could have an adverse effect on our results of operations, cash flows and liquidity.
Our business is subject to operational risk, including from operational and physical hazards that could result in substantial liabilities and weaken our financial condition.
Our business is subject to operational hazards due to the nature of services we provide and the conditions in which we operate, including electricity, fires, explosions, mechanical failures and weather-related incidents. While we invest substantial resources in occupational health and safety programs, there can be no assurance that we will be able to mitigate all such hazards or avoid significant liability. Construction projects undertaken by us expose our employees to electrical lines, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These risks and hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims that could substantially exceed the amount we charge for the associated services, government enforcement actions or regulatory penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if serious accidents or fatalities occur, or if our safety records were to deteriorate, we may be restricted from bidding on certain work or obtaining new contracts and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover or an increase the costs of our projects, or could harm our ability to perform under our contracts or enter into new customer contracts, all of which could materially and adversely affect our revenue, profitability and liquidity.
Our business is seasonal and affected by the spending patterns of our customers, weather conditions, natural catastrophes and timing of governmental permitting, all of which exposes us to variations in quarterly results.
Some of our customers reduce their expenditures and work order requests towards the end of the calendar year. In addition, adverse weather conditions, particularly during the winter season, can affect our ability to perform outdoor services in certain regions. As a result, we generally experience reduced revenue in the first quarter of each calendar year. Natural catastrophes such as hurricanes or other severe weather, wildfires or flooding could affect our ability to perform outdoor services or utilize equipment and crews in affected regions. The effects of climate change, the COVID-19 pandemic and timing of governmental permitting could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions. These events, as well as other global and/or economic effects, could create increased volatility in our results and/or adversely affect demand for our services and our results of operations, cash flows and liquidity.
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
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The COVID-19 pandemic created significant volatility, uncertainty and economic disruption, including significant volatility in the U.S. economy and financial markets throughout 2020 and 2021, and negatively affected our operations during the same period. While the adverse effects of the COVID-19 pandemic have partially subsided, its effects vary by region, and uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, particularly as new variants of COVID-19 arise. The extent to which the COVID-19 pandemic, including the recent variants, could affect our future business, operations, financial results and the trading price of our common stock is uncertain as it will depend upon numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, the continued emergence of new strains of COVID-19, the acceptance and effectiveness of vaccines and treatments, and the length and extent of any continuing economic and market disruptions.
A public health epidemic or pandemic, such as the COVID-19 pandemic, poses the risk that we or our employees, customers and/or business partners may be prevented from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns or cancellations that may be mandated or requested by governmental authorities or others, or that the pandemic may otherwise interrupt or affect business activities. While our business model has, thus far, proven resilient, the COVID-19 pandemic has had a negative effect on our operations, and we expect that this could continue further into 2022; however, we cannot predict the extent or duration of potential negative effects on our operations. We have adjusted standard operating procedures within our business operations to ensure continued employee and customer safety and are continually monitoring evolving health guidelines as well as market conditions and responding to changes as appropriate. We cannot be certain, however, that these efforts will prevent further disruption due to effects of the pandemic on business and market conditions. Additionally, we could be exposed to increased risks and costs associated with workplace health claims. We continue to incorporate work-at-home programs as appropriate for our administrative offices and, despite our implementation of information technology security measures, there is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing data and systems remotely.
Notwithstanding moderation of the COVID-19 pandemic and related governmental and other restrictions, we may continue to experience negative effects on our business and operations from possible longer-term changes in consumer and customer behavior and/or from negative economic conditions, including recent inflationary effects, supply chain disruptions and limited availability of products. Disruptions in global economic activity, unfavorable market conditions and market uncertainty resulting from the COVID-19 pandemic have had, and may continue to have, adverse effects across our end markets, including in the oil and gas markets, and could have a negative effect on demand for our customers’ services and/or the profitability of services. Our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects, which could reduce their capital spending and/or result in reduced demand for our services and/or delays or cancellations of current or planned future projects. Delay in the receipt of regulatory approvals due to pandemic-related disruptions could also affect project timing and activity levels. We could also incur incremental operational costs or experience lower levels of overhead absorption from a reduction in revenue, both of which could negatively affect our margins and profitability. Additionally, COVID-19 related economic and market disruptions could lead to greater than normal uncertainty with respect to the realization of estimated amounts, including our estimates for backlog, revenue recognition, recoverability of goodwill, intangible assets and other investments and our provisions for credit losses. Our customers could seek to delay payments to us as a result of the pandemic’s financial effects on them, which could negatively affect our cash flows and liquidity. The COVID-19 pandemic or any other future pandemics could also precipitate or aggravate other risk factors presented in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations.
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
We also rely on suppliers, equipment manufacturers and lessors to obtain or provide the materials and equipment we require to conduct our operations. Any substantial limitation on the availability of suppliers or equipment, including from economic, regulatory or market conditions, including from supply chain disruptions resulting from the COVID-19 pandemic, could negatively affect our operations. Additionally, in an inflationary environment, it can be difficult for us to find appropriately skilled and qualified subcontractors and suppliers at affordable rates and our costs may increase due to shortages in the supply and increases in subcontractor and supplier costs generally. Our results of operations, cash flows and liquidity could be adversely affected if we were unable to acquire sufficient materials or equipment to conduct our operations.

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
We have a significant amount of goodwill and intangible assets. We periodically review the carrying values of goodwill and intangible assets to determine whether such carrying values exceed their fair market values. Declines in the profitability of individual reporting units due to economic or market conditions or otherwise, including from adverse changes in regulations and/or financial, competitive and other conditions, including declines in the operating performance of our reporting units or other adverse changes in the key valuation assumptions contributing to the estimated fair value of our reporting units, could adversely affect the estimated fair values of the related reporting units, which could result in an impairment of the recorded balances of goodwill or intangible assets. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference, for additional details.
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
Based upon the information available to us from plan administrators as of December 31, 2021, several of the multiemployer pension plans in which we participate are underfunded and, as a result, we could be required to increase our contributions. The amount we may be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans. Although we do not have current plans to withdraw from any of the multiemployer pension plans in which we participate and are not aware of circumstances that would reasonably lead to material claims against us in connection with these plans, we could be assessed withdrawal liabilities, requirements to pay increased contributions and/or excise taxes in the future, any of which could adversely affect our cash flows, liquidity and results of operations.
Risks Related to Strategic Transactions and Foreign Operations
Acquisitions and strategic investments involve risks, including from integration of acquired businesses into our operations, which, if unsuccessful, could negatively affect our operating results, cash flows and liquidity and may not enhance shareholder value.
We have made, and may continue to make, strategic acquisitions and investments, including share repurchases. Acquisitions may expose us to operational challenges and risks, including: (i) the ability to profitably manage the acquired business or successfully integrate the operations, internal controls, procedures, financial reporting and accounting systems of the businesses we acquire into our business operations; (ii) the ability to realize the anticipated benefits from successful integration of the acquired businesses; (iii) increased indebtedness and contingent earn-out obligations; (iv) the ability to fund cash flow shortages that may occur if anticipated revenue, profits and/or cash flows are not realized or are delayed, whether by general economic or market conditions, or other unforeseen difficulties; (v) the expense of integrating acquired businesses; (vi) the ability to retain or hire the personnel required for the successful operation of the acquired business and expanded business operations, in general; (vii) the ability to retain the business relationships of the acquired businesses; (viii) diversion of management’s attention; and (ix) the availability of funding sufficient to meet increased capital needs, among others.
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
We may pay for acquisitions or strategic investments with increased borrowings under our credit facility or the issuance of debt instruments or shares of our common stock, which could dilute the ownership interests of our common shareholders. We may decide to pursue acquisitions with which our investors may not agree. In addition, we may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of our lenders and therefore, may not be able to complete such acquisitions or strategic investments. Borrowings or issuances of debt associated with these acquisitions could also result in higher levels of indebtedness, which could negatively affect our ability to service our debt within the scheduled repayment terms. In addition, in connection with most of our acquisitions, we agree to substantial future earn-out arrangements. To the extent we defer payment of an acquisition’s purchase price through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods.
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
We have certain strategic arrangements, including joint ventures and equity investments, which provide us the opportunity to combine our skills and resources with those of others to allow for the performance of particular projects for which we do not control the day-to-day operations. The success of these arrangements depends, in large part, on whether our partners satisfy their contractual and performance obligations. In certain of these arrangements, we and our partners are jointly and severally liable for liabilities and obligations of the entity or joint venture. If one of our partners fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if our partners do not meet their performance obligations on projects, and we are unable to adequately address such performance issues on the part of our partners, the projects could be terminated, which could result in legal liability, harm our reputation and/or impair our ability to participate in future investment and project opportunities, all of which could adversely affect our results of operations, cash flows and liquidity. We also could be subject to a write-down of a portion or all of the net investment related to such arrangements. Market or other conditions, such as the inability of our investees to complete certain transactions, could subject us to a loss of some or all of the value of our investment. See Note 14 - Commitments and Contingencies and Note 4 - Fair Value of Financial Instruments in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information.
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

Risks Related to Regulation and Compliance
We are subject to risks associated with climate change.
Climate change related events could negatively affect our business, financial condition and results of operations. While the potential effects of climate change are highly uncertain, climate change could result in, among other things, an increase in extreme weather events, such as floods, hurricanes and wildfires, as well as changes in rainfall patterns, storm patterns and intensities and temperature levels, rising sea levels and limitations on water availability and quality. Our operating results are significantly influenced by weather; therefore, major changes in weather patterns could have a significant effect on our future operating results. Extreme weather conditions could limit the availability of resources, cause supply chain disruptions or increase the costs of our projects, reduce productivity, or could cause projects to be delayed or canceled. We could experience project cancellations, reduced demand or reduced productivity if climate change results in a significant increase in adverse weather conditions in a given period, which could negatively affect our revenue and profitability. We could also be exposed to increased risk of liability in locations potentially affected by climate change, for example, in areas where the risk of wildfires is increased. The risks associated with the physical effects of climate change could also increase our insurance premiums or reduce the amount of coverage that insurers are willing to make available under our insurance policies. In addition, limitations on access to clean water in the communities where we conduct our operations could disrupt our or our customers’ operations and result in work stoppages, project delays, reduced productivity and increased costs.
Climate change could also affect the projects our customers award. Concerns about climate change could result in potential new regulations, regulatory actions or requirements to fund energy efficiency activities, any of which could negatively affect our customers, decrease the number and scope of the projects they award and decrease demand for our services. Demand for power projects, underground pipelines or other projects could be negatively affected by significant changes in weather or by legislation or regulations governing climate change. Legislative and/or regulatory responses related to climate change could also affect the availability of goods, increase our costs or otherwise negatively affect our operations. In addition, demand for our services could be negatively affected by market and consumer response to the effects of climate change, as well from changes in technology. Our ability to compete could be affected by labor shortages resulting from lack of available skilled labor for new or emerging climate-related technologies. Additionally, if our stakeholders do not have a favorable view of our values and practices in the transition to a low-carbon economy, we could suffer reputational risk or an increase in our cost of, or a reduction in the availability of, capital. Increased or new or changing reporting and compliance requirements relating to climate change matters could also increase our costs and expose us to the risk of non-compliance.
There are significant environmental regulations and policies under consideration or reconsideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change, which can cause uncertainty for our customers and our operations. We cannot predict future changes to environmental regulations and policies, nor can we predict the effects that any such changes would have on our business. The establishment of rules limiting greenhouse gas emissions or mandating lower carbon infrastructure could affect overall customer demand, reduce the need for services of certain of our business segments, as well as our ability to perform construction services or to perform these services at current levels of profitability. For example, if new regulations were adopted regulating greenhouse gas emissions, we could experience a significant increase in environmental compliance costs in light of our large fleet and the amount of construction machinery we own. New regulations may require us to acquire different equipment or change processes, and could result in a write-off or impairment of our current fleet or other equipment assets. The new equipment may not be available, or we may not be able to purchase or rent this equipment in a cost-effective manner. Compliance with any new laws or regulations relating to the reduction of greenhouse gases could result in significant changes to our operations and a significant increase in the cost of conducting our business. In addition, our reputation could suffer and/or we could experience a reduction in the amount of future work we are awarded if our operations are perceived to result in high greenhouse gas emissions or to otherwise pose environmental risks. Reductions in project awards, project deferrals, delays or cancellations, or increases in costs related to the effects of climate change, climate change initiatives or climate change regulations could have a material adverse effect on our results of operations, cash flows and liquidity.
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
Any of these factors could have an adverse effect on our business, financial condition and results of operations. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future, which can be subject to many factors, some of which are beyond our control. We cannot assure you that our business will generate future cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. Our business is capital intensive, and if we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities could have terms that are unfavorable or could be highly dilutive. Our ability to obtain additional financing or to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time. Any of the above factors could adversely affect our results of operations, cash flows and liquidity.
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
Some of our contracts require performance and payment bonds. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds, which would reduce availability under our credit facility. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-

by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on projects that require bonding.
Risks Related to Our Common Stock
There may be future sales of our common stock or other dilution of our equity that could adversely affect the market price of our common stock and dilute your share ownership and could lead to volatility in our common stock price.
We are not restricted from issuing additional common stock. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145.0 million shares of common stock, of which approximately 76.4 million shares were outstanding as of December 31, 2021. We grow our business organically as well as through acquisition. Occasionally, we may issue shares of stock as consideration in our acquisitions and, typically, we have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations. The issuance of additional shares of our common stock in connection with future acquisitions, financing transactions, share-based payment awards or other issuances of our common stock will dilute the ownership interest of our common shareholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.
The market price of our common stock has been, and may continue to be, highly volatile.
The market price of our common stock on the New York Stock Exchange has been volatile in recent years. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including: announcements of fluctuations in our operating results or the operating results of one of our competitors; market conditions in our customers' industries, including the effects of climate-related matters; capital spending plans of our significant customers; volatility in energy and fuel prices; announcements of new or terminated customers or contracts; announcements of acquisitions by us or our competitors; changes in recommendations or earnings estimates by securities analysts; announcements of share repurchase programs, or activity under existing repurchase programs; and issuances of our common stock or other securities, including in connection with acquisition or financing transactions.
In addition, the stock market continues to experience significant volatility, which can sometimes be unrelated or disproportionate to operating performance. Volatility in the market price of our common stock could cause shareholders to lose some or all of their investment in our common stock.
A small number of our existing shareholders have the ability to influence major corporate decisions.
Jorge Mas, our Chairman, and José R. Mas, our Chief Executive Officer, beneficially owned approximately 23% of the outstanding shares of our common stock as of December 31, 2021. Accordingly, they are in a position to influence: the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets; the nomination of individuals to our Board of Directors; and a change in our control.
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
Holders. As of February 24, 2022, there were 1,742 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
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
Issuer Purchases of Equity Securities. See Note 11 - Equity in the notes to the audited consolidated financial statements, which is incorporated by reference, for information pertaining to our share repurchase programs. For the year ended December 31, 2021, there were no shares repurchased under our share repurchase programs.
The following table provides information about repurchases of our common stock during the three month period ended December 31, 2021:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (b)
October 1 through October 31	7,312	$87.04	—	$158,617,588
November 1 through November 30	7,509	$92.48	—	$158,617,588
December 1 through December 31	11,248	$90.22	—	$158,617,588
Total	26,069		—
(a)Includes 7,312, 7,281, and 11,248 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in October, November and December of 2021, respectively, and 228 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in November of 2021.
(b)As of December 31, 2021, the remaining amount available for share repurchases includes $8.6 million under our December 2018 $100 million share repurchase program, which was publicly announced on December 21, 2018, and the full amount under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020.

Performance Graph
The performance graph below compares the cumulative five year total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (“S&P 500”), and with that of the following members of a peer group consisting of Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Jacobs Engineering Group Inc. and Primoris Services Corporation. The graph assumes that the value of the investment in our common stock, as well as that of the S&P 500 and our peer group, was $100 on December 31, 2016 and tracks it through December 31, 2021. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
MasTec, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

As of December 31,	2016	2017	2018	2019	2020	2021
MasTec, Inc.	$100.00	$127.97	$106.04	$167.74	$178.25	$241.25
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Peer Group	$100.00	$118.23	$91.69	$127.43	$181.22	$251.82
ITEM 6.    RESERVED
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
Impact of the COVID-19 Pandemic and General Economic Conditions
The COVID-19 pandemic has disrupted business activities and global economic conditions throughout 2020 and 2021 and has negatively affected our operations during the same period, including from reduced crew productivity due to mitigation measures, the health and availability of work crews or other key personnel and subcontractors; supply chain disruptions; delayed project start dates; and lost productivity from governmental permitting approval delays, project shutdowns and/or cancellations, among other factors. Additionally, disruptions in economic activity as a result of the COVID-19 pandemic have had, and may continue to have, adverse effects across our end markets. While the adverse effects of the COVID-19 pandemic have partially subsided, its effects vary by region, and uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, particularly as new variants of COVID-19 arise. The extent to which the COVID-19 pandemic, including the recent and emerging variants, could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, including the duration and scope of the pandemic and the continued emergence of new strains of COVID-19. The acceptance and effectiveness of vaccines and treatments, along with the length and extent of any continuing economic and market disruptions are unknown, and therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
We believe that we have taken appropriate steps to mitigate the effects of the COVID-19 pandemic on our business, and our business model has, thus far, proven resilient. We continue to actively monitor the effects of the COVID-19 pandemic on our operations, and to the extent that future business activities are adversely affected by the pandemic, we intend to take appropriate actions designed to mitigate these impacts. We continue to adapt to the changing operational and economic environment that has resulted from the COVID-19 pandemic. Our top priority has been to take appropriate actions to protect the health and safety of our employees, customers and business partners, and we continue to monitor evolving health guidelines and respond to changes as appropriate. Notwithstanding moderation of the COVID-19 pandemic and related governmental and other restrictions, we may continue to experience negative effects on our business and operations from possible longer-term changes in consumer and customer behavior and/or from negative economic conditions, including recent inflationary effects, supply chain disruptions, including limited availability of products, and rising interest rates.
As of December 31, 2021, we maintained a strong balance sheet, have strong relationships with our banking partners and had ample liquidity totaling approximately $1.1 billion, comprising $0.7 billion of availability under our Credit Facility and $361 million of cash. We believe that our financial position, strong cash flows and operational strengths will enable us to manage the current challenges and uncertainties resulting from the COVID-19 pandemic. Our business operations typically generate significant cash flow, affording us the flexibility to invest strategically in our efforts to maximize shareholder value through mergers and acquisitions, share repurchases and capital expenditures. We are carefully managing liquidity and are monitoring any potential effects from the pandemic on our financial results, cash flows and/or working capital and intend to take appropriate actions in efforts to mitigate any impacts.
Business
See Item 1. “Business” for discussion pertaining to our business and reportable segments.
Recent acquisitions. During 2021, we completed fourteen acquisitions including: (i) within our Power Delivery segment: Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”), an industry-leading utility services firm providing critical infrastructure design, construction and maintenance services to the power and renewables, telecommunications, gas distribution and pipeline services end-markets; an electric utility distribution contractor; a company specializing in vegetation management services for the electric and telecommunications industries; and a premier specialty utility contractor primarily providing electrical distribution network services under various multi-year master service agreements to some of the nation’s largest utilities, municipalities and cooperatives; (ii) within our Clean Energy and Infrastructure segment: a heavy civil infrastructure construction company focusing on transportation projects; and a heavy industrial general contractor with concrete, piping and electrical capabilities; (iii) within our Communications segment: a telecommunications company specializing in cabling, plant and other network services; a telecommunications and utility technical services company focusing on outside plant telecommunications engineering; a telecommunications and cable services provider; a utilities infrastructure company, providing power line construction and repair services; and business operations specializing in install-to-the-home services; and (iv) within our Oil and Gas segment: an infrastructure construction company focusing on water, sewer and utility projects, along with expertise in site work; a company specializing in environmental services for energy infrastructure and heavy civil projects; and a pipeline contractor focusing on integrity and maintenance work related to gas distribution infrastructure. In the first quarter of 2022, we determined that we expect to integrate certain of HMG’s operations into our Communications and Oil and Gas segments. We are in the process of evaluating HMG’s organizational structure and systems, and anticipate that we will present HMG’s operations within our Power Delivery, Communications and Oil and Gas segments, as applicable, and that we will present HMG’s corporate functions within our corporate results, beginning in the first quarter of 2022.
During 2020, we completed five acquisitions. These acquisitions included the equity interests of two entities, one that specializes in heavy civil infrastructure that is included within our Clean Energy and Infrastructure segment, and one that specializes in utility service and telecommunications construction that is included within our Communications segment. We also acquired the assets of three entities, one that specializes in wireless telecommunications and one that specializes in install-to-the-home services, both of which are included within our Communications segment and one that specializes in electrical transmission services that is included within our Power Delivery segment. During 2019, we completed six acquisitions, one of which specializes in water infrastructure for pipeline companies and is included within our Oil and Gas segment, four of which are included within our Communications segment, including a wireline/fiber deployment construction contractor and a telecommunications company specializing in a broad range of end-to-end wireless telecommunications solutions, and one of which specializes in construction projects in the power industry and is included in our Clean Energy and Infrastructure segment.
For additional information, see Note 3 - Acquisitions, Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference.
Economic, Industry and Market Factors
We closely monitor the effects of changes in economic and market conditions on our customers, including the potential effects of climate-related matters and the COVID-19 pandemic. Changes in general economic and market conditions can either negatively or positively affect demand for our customers’ products and services, which can affect our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, or the cost to provide such services, including (i) changes to our customers’ capital spending plans, including any potential effects from public health issues, supply chain or inflationary issues, or from rising interest rates; (ii) new or changing regulatory requirements, governmental policy changes, and customer or industry initiatives, including with respect to climate change, sustainability and related environmental concerns, and/or from changes in governmental permitting; (iii) economic, political or other market developments or uncertainty, including access to capital for customers in the industries we serve; (iv) changes in technology, tax and other incentives; and (v) mergers, acquisitions or other business transactions among the customers we serve. Changes in demand for, and/or fluctuations in market prices for oil, gas and other fuel sources, including from renewable energy sources, and availability of transportation and transmission capacity can also affect demand for our services, in particular, on energy generation, electric grid and pipeline construction projects, including from carbon capture and other initiatives. These fluctuations, as well as the highly competitive nature of our industry, can result in changes in the levels of activity, the project mix, and/or the profitability of the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules, holidays, regulatory matters and/or timing, in particular, for large non-recurring projects, and the effects of public health matters, such as the COVID-19 pandemic. Typically, our revenue is lowest at the beginning of the year and during the winter months because cold, snowy or wet conditions can delay projects. Revenue is generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate, but continued cold and wet weather can often affect second quarter productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including warm winter weather, excessive rainfall, flooding or natural catastrophes such as wildfires, hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.
Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given quarter, even if not for the full year. In addition, revenue from master service and other service agreements, while generally predictable, can be subject to volatility. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic, political and market conditions; regulatory or environmental influences, including climate-related matters; and acquisitions, dispositions or strategic arrangements can also materially affect quarterly results in a given period. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.
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
Costs of Revenue, Excluding Depreciation and Amortization. Costs of revenue, excluding depreciation and amortization, consists principally of salaries, employee incentives and benefits, subcontracted services, equipment and facility rentals, repairs, fuel and other equipment expenses, materials costs, parts, supplies and insurance expenses. Project profit is calculated by subtracting a project’s costs of revenue, including project-related depreciation, from project revenue. Project profitability and corresponding project margins will generally be reduced if actual costs to complete a project exceed our project cost estimates. Estimated losses on contracts, or the excess of estimated costs to complete a contract over the contract’s remaining revenue, are recognized in the period in which such losses are determined. Factors impacting our costs of revenue, excluding depreciation and amortization, and project profit, include:
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
Price and Performance Risk. Overall project margins may fluctuate due to project pricing and job conditions, changes in the cost of labor and materials, crew availability, job productivity and work volume. Job productivity can be affected by quality of the work crew and equipment, the quality of engineering specifications and designs, availability of skilled labor, environmental or regulatory factors, customer decisions or delays and crew productivity. Crew productivity can be influenced by weather conditions and job terrain, such as whether project work is in a right of way that is open or one that has physical obstructions or legal encumbrances.

Subcontracted Resources. Our use of subcontracted resources in a given period is dependent upon activity levels and the amount and location of existing in-house resources and capacity. Project margins on subcontracted work can vary from those on self-perform work. As a result, changes in the availability and mix of subcontracted resources versus self-perform work can affect our overall project margins.
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
General and Administrative Expense. General and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits, insurance and risk management, legal, facilities, information technology services and executive functions. General and administrative expenses also include non-cash stock-based compensation expense, outside professional and accounting fees, expenses associated with information technology used in administration of the business, gains or losses from the disposal of property and equipment, acquisition costs, including certain costs related to acquisition integration, and, from time to time, certain restructuring charges.
Interest Expense, Net. Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs and other interest expense, including interest expense related to financing arrangements and mandatorily redeemable non-controlling interests. Interest expense is offset, in part, by interest earned on cash and other investments.
Other Income or Expense. Other income or expense consists primarily of gains or losses from changes to estimated Earn-out accruals, certain legal/other settlements, certain purchase accounting adjustments, and gains or losses, or changes in estimated recoveries, from certain assets and investments.
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the potential future effects of public health matters, such as the COVID-19 pandemic, climate change, and other global and/or macroeconomic trends and events. These estimates form the basis for making judgments about our operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors.
We believe that our accounting estimates pertaining to: the recognition of revenue and project profit or loss, which we define as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill, intangible assets and acquisition-related contingent consideration; equity investments; income taxes; self-insurance liabilities; and litigation and other contingencies, are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Actual results could, however, vary materially from these accounting estimates. Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference, for discussion of our significant accounting policies.

Revenue Recognition
We recognize revenue from contracts with customers when, or as, control of promised services and goods is transferred to customers. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for the services and goods transferred. We primarily recognize revenue over time utilizing the cost-to-cost measure of progress.
Contracts. We derive revenue primarily from construction projects performed under: (i) master and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the year ended December 31, 2021, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2020. Revenue recognized for the year ended December 31, 2021 as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $41.1 million.
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. Contract amendments and change orders, which are generally not distinct from the existing contract, are typically accounted for as a modification of the existing contract and performance obligation. The vast majority of our performance obligations are completed within one year.
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
As of December 31, 2021, we included approximately $104 million of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of December 31, 2021, these change orders and/or claims primarily related to certain projects in our Clean Energy and Infrastructure and Power Delivery segments. We actively engage with our customers to complete the final approval process, and generally expect these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates for acquisitions are reflected as income or expense, as appropriate. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which is incorporated by reference, for information pertaining to acquisition-related fair value adjustments.
Significant changes in the assumptions or estimates used in the underlying valuations, including the expected profitability or cash flows of an acquired business, could materially affect our operating results in the period such changes are recognized.
Goodwill and Intangible Assets
We have goodwill and intangible assets that have been recorded in connection with our acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. Finite-lived intangible assets are amortized over their useful lives, which are generally based on contractual or legal rights, in a manner consistent with the pattern in which the related benefits are expected to be consumed.
We perform our annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, and on a quarterly basis, we monitor these assets for potential indicators of impairment. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment, or one level below the operating segment, which is referred to as a component. We combine three of the components of our Power Delivery operating segment into one reporting unit. All of our other components each comprise one reporting unit.
Following is a summary of goodwill and intangible assets by segment as of December 31, 2021:

	Communications	Clean Energy and Infrastructure	Oil and Gas	Power Delivery	Total
Goodwill (in millions)	$601.5	$166.1	$426.2	$326.8	$1,520.6
Percentage of total	39.6%	10.9%	28.0%	21.5%	100.0%
Other intangible assets, net (in millions)	$65.4	$77.4	$101.2	$426.3	$670.3
Percentage of total	9.8%	11.5%	15.1%	63.6%	100.0%
For the year ended December 31, 2021, we performed a qualitative assessment for our goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
Based on the results of the qualitative assessments for the year ended December 31, 2021, we performed quantitative testing for (i) four reporting units within our Oil and Gas operating segment; (ii) three reporting units in our Communications operating segment; and (iii) one reporting unit within our Clean Energy and Infrastructure operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, the potential effects of the COVID-19 pandemic, success rates on new project awards and levels of operating activity.
For the reporting units for which quantitative testing was performed, we estimated their fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of our reporting units and within our industry. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. Significant assumptions used in testing the reporting units included terminal values based on terminal growth rates of 2.5% to 3.0%, five to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 10.5% to 15.0%.
Based on the results of the quantitative assessment, the estimated fair values of all of the reporting units were determined to substantially exceed their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values.
As of December 31, 2021, we believe that the recorded balances of goodwill and intangible assets are recoverable; however, significant changes in the assumptions or estimates used in our analyses, such as market conditions or a reduction in profitability and/or cash flows, and/or for intangible assets, changes in contractual rights or other asset characteristics, could result in non-cash goodwill and/or intangible asset impairment charges in future periods.
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies and Note 3 - Acquisitions, Goodwill and Other Intangible Assets in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional discussion.
Equity Investments
Our investment and strategic arrangements include equity interests in various business entities and participation in contractual joint ventures. Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment (“adjusted cost basis”). This impairment evaluation considers a variety of factors, including the earnings performance of the related investments, as well as the economic environment and market conditions in which the investees operate. Significant changes in any of these factors could result in impairment charges in future periods.

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
2022 Outlook
We believe that we are well-positioned to benefit from significant opportunities in each of our business segments. Please see Item 1 “Business - Industry Trends” for additional information on the outlook for the industries we serve and a detailed discussion of our market opportunities. Our future results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Form 10-K.

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

	For the Years Ended December 31,
	2021		2020		2019
Revenue	$7,951.8	100.0%	$6,321.0	100.0%	$7,183.2	100.0%
Costs of revenue, excluding depreciation and amortization	6,805.7	85.6%	5,270.9	83.4%	6,070.2	84.5%
Depreciation	345.6	4.3%	258.8	4.1%	212.5	3.0%
Amortization of intangible assets	77.2	1.0%	38.9	0.6%	23.0	0.3%
Goodwill and intangible asset impairment	—	—%	—	—%	3.3	0.0%
General and administrative expenses	307.0	3.9%	303.0	4.8%	286.4	4.0%
Interest expense, net	53.4	0.7%	59.6	0.9%	77.0	1.1%
Equity in earnings of unconsolidated affiliates	(33.8)	(0.4)%	(29.7)	(0.5)%	(27.4)	(0.4)%
Loss on extinguishment of debt	—	—%	5.6	0.1%	—	—%
Other (income) expense, net	(33.4)	(0.4)%	(11.3)	(0.2)%	27.2	0.4%
Income before income taxes	$430.1	5.4%	$425.2	6.7%	$510.9	7.1%
Provision for income taxes	(99.3)	(1.2)%	(102.5)	(1.6)%	(116.8)	(1.6)%
Net income	$330.7	4.2%	$322.7	5.1%	$394.1	5.5%
Net income (loss) attributable to non-controlling interests	1.9	0.0%	(0.1)	(0.0)%	1.8	0.0%
Net income attributable to MasTec, Inc.	$328.8	4.1%	$322.8	5.1%	$392.3	5.5%
We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery and (5) Other. Management’s review of reportable segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described, following the comparison of results discussion below. The following table presents revenue, EBITDA and EBITDA margin by reportable segment for the periods indicated (dollar amounts in millions):

	For the Years Ended December 31,
	Revenue			EBITDA and EBITDA Margin
Reportable Segment:	2021	2020	2019	2021		2020		2019
Communications	$2,551.1	$2,512.2	$2,618.8	$269.5	10.6%	$270.1	10.7%	$208.8	8.0%
Clean Energy and Infrastructure	1,865.0	1,526.9	1,034.3	75.0	4.0%	80.4	5.3%	40.1	3.9%
Oil and Gas	2,540.5	1,789.8	3,117.2	557.6	21.9%	510.9	28.5%	634.2	20.3%
Power Delivery	1,016.8	506.5	413.9	68.0	6.7%	14.9	2.9%	29.5	7.1%
Other	0.0	0.6	0.2	33.8	NM	30.7	NM	26.5	NM
Eliminations	(21.6)	(15.0)	(1.2)	—	—	—	—	—	—
Corporate	—	—	—	(97.5)	—	(124.5)	—	(115.7)	—
Consolidated Results	$7,951.8	$6,321.0	$7,183.2	$906.3	11.4%	$782.5	12.4%	$823.4	11.5%
NM - Percentage is not meaningful
Comparison of Years Ended December 31, 2021 and 2020
Revenue. For the year ended December 31, 2021, consolidated revenue totaled $7,952 million as compared with $6,321 million in 2020, an increase of $1,631 million, or 26%. Revenue increased in our Oil and Gas segment by $751 million, or 42%, our Power Delivery segment by $510 million, or 101%, our Clean Energy and Infrastructure segment by $338 million, or 22%, and in our Communications segment by $39 million, or 2%. Acquisitions contributed $1,022 million in increased revenue for the year ended December 31, 2021 and organic revenue increased by approximately $609 million, or 9.6%, as compared with 2020.
Communications Segment. Communications revenue was $2,551 million in 2021, as compared with $2,512 million in 2020, an increase of $39 million, or 2%. Acquisitions contributed $162 million of increased revenue for the year ended December 31, 2021 and organic revenue decreased by approximately $123 million, or 5%, as compared with 2020. The decrease in organic revenue was primarily due to lower levels of wireless and wireline services, primarily from the effects of project timing delays related to C-band spectrum auctions and the COVID-19 pandemic.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $1,865 million in 2021, as compared with $1,527 million in 2020, an increase of $338 million, or 22%. For the year ended December 31, 2021, acquisitions contributed $339 million of increased revenue, and organic revenue was generally flat as compared with 2020.
Oil and Gas Segment. Oil and Gas revenue was $2,541 million in 2021, as compared with $1,790 million in 2020, an increase of approximately $751 million, or 42%. Organic revenue increased by approximately $666 million, or 37%, as compared with 2020, and acquisitions contributed $85 million of increased revenue for the year ended December 31, 2021. The increase in organic revenue was primarily due to higher levels of large diameter project activity, offset, in part, by lower levels of activity for other projects.
Power Delivery Segment. Power Delivery revenue was $1,017 million in 2021, as compared with $507 million in 2020, an increase of $510 million, or 101%. Acquisitions contributed $436 million of increased revenue for the year ended December 31, 2021, and organic revenue increased by approximately $74 million, or 15%, as compared with 2020, due primarily to timing and mix of project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by $1,535 million, or 29%, to $6,806 million in 2021 from $5,271 million in 2020. Higher levels of revenue contributed an increase in costs of revenue, excluding depreciation and amortization, of $1,360 million, and reduced productivity contributed an increase of approximately $175 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 220 basis points, from 83.4% of revenue in 2020 to approximately 85.6% of revenue in 2021. The basis point increase was due to reduced project efficiencies, close-outs and mix, primarily in our Oil and Gas segment, and, across all our segments, the effects of project start-up delays and execution inefficiencies, including COVID-19 pandemic supply chain, crew and other effects. The basis point increase described above was offset, in part, by improved project mix and efficiencies in our Power Delivery segment.
Depreciation. Depreciation was $346 million, or 4.3% of revenue, in 2021, as compared with $259 million, or 4.1% of revenue in 2020, an increase of $87 million, or 34%. Acquisitions contributed $33 million of depreciation for the year ended December 31, 2021 and organic depreciation increased by $54 million, or 21% due primarily to the impact of capital investments to support increased levels of large diameter pipeline project activity. As a percentage of revenue, depreciation increased by approximately 30 basis points.
Amortization of intangible assets. Amortization of intangible assets was $77 million, or 1.0% of revenue in 2021, as compared with $39 million, or 0.6% of revenue, for the same period in 2020, an increase of $38 million, or 98%. Acquisitions contributed $47 million of intangible asset amortization for the year ended December 31, 2021 and organic amortization decreased by approximately $8 million, or 22%, due to the effects of timing of amortization for certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 40 basis points.
General and administrative expenses. General and administrative expenses were $307 million, or 3.9%, of revenue in 2021, as compared with $303 million, or 4.8% of revenue in 2020, an increase of $4 million, or 1%. Acquisitions contributed approximately $36 million of general and administrative expenses for the year ended December 31, 2021. Excluding the effects of acquisitions, general and administrative expenses decreased by approximately $32 million, or 11%, as compared with 2020, primarily due to recovery of provisions for credit losses resulting from successful collection efforts for previously reserved amounts and gains from the sale of property and equipment, as well as the effects of legal and settlement matter timing. The favorable effect of these items was offset, in part, by increases in compensation, professional fees, information technology and other administrative expenses. General and administrative expenses as a percentage of revenue decreased by approximately 90 basis points as compared with 2020 due primarily to higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $53 million, or 0.7% of revenue in 2021, as compared with $60 million, or 0.9% of revenue in 2020, for a decrease of approximately $6 million, or 10%. The decrease in interest expense, net, related primarily to a reduction in interest expense from credit facility and leasing activity, together with a decrease in discount charges on financing arrangements for trade receivables. Interest expense from credit facility activity decreased by approximately $5 million as compared with the same period in the prior year due to a combination of lower interest rates and lower average balances. In addition, interest expense was favorably affected by approximately $1 million of income from mandatorily redeemable non-controlling interests in 2021, as compared with $1 million of expense in 2020. The above decreases were offset, in part, by an increase in interest expense on senior notes. Interest expense on senior notes increased in 2021 due to the third quarter 2020 issuance of $600 million aggregate principal amount of 4.50% Senior Notes, offset by the redemption of $400 million aggregate principal amount of 4.875% Senior Notes.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the year ended December 31, 2021, equity in earnings from unconsolidated affiliates totaled $34 million, net, as compared with $30 million, net, in 2020, and related primarily to our investments in the Waha JVs, offset slightly by equity in losses from investments in certain telecommunications and other entities.
Loss on extinguishment of debt. We incurred a loss on debt extinguishment of approximately $6 million for the year ended December 31, 2020 in connection with the repurchase and redemption of our 4.875% Senior Notes, composed of approximately $3 million of early repayment premiums and $2 million from the write-off of unamortized deferred financing costs.
Other income, net. Other income, net, consists primarily of gains or losses from changes to estimated Earn-out accruals, certain legal/other settlements, and gains or losses, or changes in estimated recoveries, from certain assets and investments. Other income, net, was $33 million in 2021, as compared with other income, net, of $11 million in 2020. For the year ended December 31, 2021, other income, net, included approximately $28 million of income, net, from changes to estimated Earn-out accruals, approximately $3 million of bargain purchase gain from a 2021 acquisition and approximately $7 million of income from legal settlements, offset, in part, by $7 million of expense, net, from changes in the fair value of certain assets and investments and income from strategic arrangements. For the year ended December 31, 2020, other income, net, included approximately

$11 million of income from changes in the fair value of certain assets and investments and income from strategic arrangements, partially offset by $2 million of expense, net, from changes to estimated Earn-out accruals.
Provision for income taxes. Income tax expense was $99 million in 2021, as compared with $102 million in 2020. Pre-tax income increased to $430 million for the year ended December 31, 2021 from $425 million in 2020. For the year ended December 31, 2021, our effective tax rate decreased to 23.1% from 24.1% in 2020. Our effective tax rate for the year ended December 31, 2021 included a benefit of $3.8 million from share-based compensation, as well as benefits from adjustments related to the finalization of our 2020 tax returns and from the settlement of our 2016 and 2017 IRS examinations. For the year ended December 31, 2020, our effective income tax rate included a benefit of approximately $10 million related to the release of certain valuation allowances on Canadian deferred tax assets that were no longer necessary, as well as the benefit of adjustments from the finalization of our 2019 tax returns.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $270 million, or 10.6% of revenue, in 2021, as compared with $270 million, or 10.7% of revenue in 2020. Higher levels of revenue contributed an increase in EBITDA of approximately $4 million. As a percentage of revenue, EBITDA decreased by approximately 20 basis points, or $5 million, due primarily to project inefficiencies, including from COVID-19 pandemic supply chain, crew and other effects, and mix, as well as the effects of project timing delays related to C-band spectrum auctions.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $75 million, or 4.0% of revenue, in 2021, as compared with $80 million, or 5.3% of revenue in 2020, for a decrease in EBITDA of approximately $5 million, or 7%. Higher levels of revenue contributed an increase in EBITDA of approximately $18 million. As a percentage of revenue, EBITDA decreased by approximately 120 basis points, or $23 million, due to project mix as well as project inefficiencies, including from COVID-19 pandemic supply chain, crew and other effects, as well as project start-up and execution delays.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $558 million, or 21.9% of revenue in 2021, as compared with $511 million, or 28.5% of revenue in 2020, an increase of approximately $47 million, or 9%. Higher levels of revenue contributed an increase in EBITDA of $214 million, whereas reduced productivity contributed a decrease in EBITDA of approximately $168 million. EBITDA margins decreased by approximately 660 basis points, due primarily to reduced project efficiencies, including from COVID-19 pandemic supply chain, crew and other effects, close-outs and mix.
Power Delivery Segment. EBITDA for our Power Delivery segment was $68 million, or 6.7% of revenue in 2021, as compared with $15 million, or 2.9% of revenue in 2020, an increase in EBITDA of approximately $53 million, or 355%. Higher levels of revenue contributed an increase in EBITDA of approximately $15 million. As a percentage of revenue, EBITDA increased by approximately 370 basis points, or $38 million, due primarily to project mix, as well as improved project efficiencies, offset, in part, by inefficiencies from COVID-19 pandemic supply chain, crew and other effects.
Other Segment. EBITDA from Other businesses totaled $34 million and $31 million for the years ended December 31, 2021 and 2020, respectively, an increase of approximately $3 million, or 10%. Other segment EBITDA relates primarily to equity in earnings from our investments in the Waha JVs, partially offset by equity in losses from other investments.
Corporate. Corporate EBITDA was negative $98 million in 2021 as compared with EBITDA of negative $125 million in 2020, for an increase in EBITDA of approximately $27 million. Corporate EBITDA in 2021 included approximately $28 million of income, net, from changes to estimated Earn-out accruals and approximately $3 million of bargain purchase gain from a 2021 acquisition, offset, in part, by approximately $7 million of expense, net, from changes in the fair value of certain investments and income from strategic arrangements and approximately $4 million of acquisition and integration costs. Corporate EBITDA in 2020 included approximately $6 million of debt extinguishment losses and $2 million of expense, net, from changes to estimated Earn-out accruals, partially offset by approximately $11 million of income from changes in the fair value of certain investments and income from strategic arrangements. Excluding the effects of these items, other corporate expenses decreased by approximately $10 million as compared with 2020, due primarily to the effect of timing of legal and settlement matters, offset, in part, by increases in compensation expense, information technology costs and other administrative expenses.
Comparison of Years Ended December 31, 2020 and 2019
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2020 and 2019” of the Company’s 2020 Annual Report on Form 10-K (“the 2020 Form 10-K”) for a comparison of results for the years ended December 31, 2020 and 2019, which discussion is incorporated herein by reference.
Foreign Operations
Our foreign operations are primarily in Canada and, to a far lesser extent, in Mexico, the Caribbean and India. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense; the bargain purchase gain from a 2021 acquisition; acquisition and integration costs related to our 2021 acquisitions; the loss on debt extinguishment from the redemption of our 4.875% Senior Notes; goodwill and intangible asset impairment; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, amortization of intangible assets and the tax effects of the adjusted items, including the effects of changes in statutory tax rates. These definitions of EBITDA and

Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. We exclude intangible asset amortization and selected purchase accounting adjustments, including the bargain purchase gain from a 2021 acquisition, from our adjusted measures due to their non-operational nature and inherent volatility, as acquisition activity varies from period to period. In addition, beginning in 2021, due to the integration efforts that have been, and will continue to be, required in connection with our fourth quarter 2021 acquisitions, we are excluding acquisition and integration costs for these acquisitions, with the expectation that additional acquisition and integration costs will be excluded in 2022. We also believe that this presentation is common practice in our industry and improves comparability of our results with those of our peers, although each company’s definitions of these adjusted measures may vary as they are not standardized and should be used in light of the provided reconciliations.
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

	For the Years Ended December 31,
EBITDA Reconciliation:	2021		2020		2019
Net income	$330.7	4.2%	$322.7	5.1%	$394.1	5.5%
Interest expense, net	53.4	0.7%	59.6	0.9%	77.0	1.1%
Provision for income taxes	99.3	1.2%	102.5	1.6%	116.8	1.6%
Depreciation	345.6	4.3%	258.8	4.1%	212.5	3.0%
Amortization of intangible assets	77.2	1.0%	38.9	0.6%	23.0	0.3%
EBITDA	$906.3	11.4%	$782.5	12.4%	$823.4	11.5%
Non-cash stock-based compensation expense	24.8	0.3%	21.9	0.3%	16.4	0.2%
Loss on extinguishment of debt	—	—%	5.6	0.1%	—	—%
Goodwill and intangible asset impairment	—	—%	—	—%	3.3	0.0%
Acquisition and integration costs	3.6	0.0%	—	—%	—	—%
Bargain purchase gain	(3.5)	(0.0)%	—	—%	—	—%
Adjusted EBITDA	$931.3	11.7%	$810.0	12.8%	$843.2	11.7%

A reconciliation of EBITDA to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment for the periods indicated is as follows:

	For the Years Ended December 31,
	2021		2020		2019
EBITDA	$906.3	11.4%	$782.5	12.4%	$823.4	11.5%
Non-cash stock-based compensation expense	24.8	0.3%	21.9	0.3%	16.4	0.2%
Loss on extinguishment of debt	—	—%	5.6	0.1%	—	—%
Goodwill and intangible asset impairment	—	—%	—	—%	3.3	0.0%
Acquisition and integration costs	3.6	0.0%	—	—%	—	—%
Bargain purchase gain	(3.5)	(0.0)%	—	—%	—	—%
Adjusted EBITDA	$931.3	11.7%	$810.0	12.8%	$843.2	11.7%
Reportable Segment:
Communications	$269.5	10.6%	$270.1	10.7%	$208.8	8.0%
Clean Energy and Infrastructure	75.0	4.0%	80.4	5.3%	40.1	3.9%
Oil and Gas	557.6	21.9%	510.9	28.5%	634.2	20.3%
Power Delivery	68.0	6.7%	14.9	2.9%	29.5	7.1%
Other	33.8	NM	30.7	NM	26.5	NM
Corporate	(72.6)	—	(97.0)	—	(95.9)	—
Adjusted EBITDA	$931.3	11.7%	$810.0	12.8%	$843.2	11.7%
NM - Percentage is not meaningful
The table below, which may contain slight summation differences due to rounding, reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Years Ended December 31,
	2021		2020		2019
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$330.7	$4.45	$322.7	$4.38	$394.1	$5.17
Adjustments:
Non-cash stock-based compensation expense	24.8	0.34	21.9	0.30	16.4	0.22
Amortization of intangible assets	77.2	1.04	38.9	0.53	23.0	0.30
Loss on extinguishment of debt	—	—	5.6	0.08	—	—
Goodwill and intangible asset impairment	—	—	—	—	3.3	0.04
Acquisition and integration costs	3.6	0.05	—	—	—	—
Bargain purchase gain	(3.5)	(0.05)	—	—	—	—
Total adjustments, pre-tax	$102.2	$1.38	$66.4	$0.90	$42.8	$0.56
Income tax effect of adjustments (a)	(25.4)	(0.34)	(15.2)	(0.21)	(13.2)	(0.17)
Statutory tax rate effects (b)	6.7	0.09	2.5	0.03	(7.8)	(0.10)
Adjusted non-U.S. GAAP measure	$414.2	$5.58	$376.4	$5.11	$415.9	$5.46
(a)    Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, which for the years ended December 31, 2021, 2020 and 2019, included net tax benefits of $3.8 million, $0.5 million and $3.9 million, respectively, from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effect on pre-tax income. For the years ended December 31, 2021, 2020 and 2019, our consolidated effective tax rates, as reported, were 23.1%, 24.1% and 22.9%, respectively, and as adjusted, including the effects of intangible asset amortization, as discussed above, were 22.2%, 23.4%, and 24.9%, respectively.
(b)    For the years ended December 31, 2021 and 2020, includes the effect of changes in state tax rates and for the year ended December 31, 2019, includes the effects of changes in Canadian provincial statutory tax rates, as well as changes in state tax rates.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, earn-out obligations, equity investment funding requirements, debt service and income taxes. We also evaluate opportunities for strategic acquisitions, investments and other arrangements from time to time, and we may consider opportunities to borrow additional funds, which may include borrowings under our Credit Facility or debt issuances, or to refinance or retire outstanding debt, or repurchase additional shares of our outstanding common stock in the future under share repurchase authorizations, any of which may require our use of cash. See Note 7 - Debt in the notes to the audited consolidated financial statements in this Form 10-K, which is incorporated by reference, for details of the fourth quarter 2021 replacement of our senior secured credit facility with a senior unsecured credit facility.
Capital Expenditures. For the year ended December 31, 2021, we spent approximately $170 million on capital expenditures, or $105 million, net of asset disposals, and incurred approximately $160 million of equipment purchases under finance leases. We estimate that we will spend approximately $200 million on capital expenditures, or approximately $100 million, net of asset disposals, in 2022, and expect to incur approximately $200 million to $220 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus purchase decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the year ended December 31, 2021, we used $1,245 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future Earn-outs as of December 31, 2021 was approximately $160 million. Of this amount, $38 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-outs that are contingent upon future performance. For the years ended December 31, 2021, 2020 and 2019, we made Earn-out payments of $47 million, $50 million and $35 million, respectively.
Income Taxes. Tax payments, net of tax refunds totaled $69 million and $65 million for the years ended December 31, 2021 and 2020. In 2019, tax payments, net of tax refunds were approximately $106 million. The year-to-year changes in tax payments largely correspond to the changes in taxable net income for the respective years.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of December 31, 2021, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, increased to $2.2 billion as of December 31, 2021 from $1.8 billion as of December 31, 2020, due primarily to 2021 acquisition activity and higher levels of revenue, offset, in part, by the effects of strong collection activities. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Summary of Financial Condition, Liquidity and Capital Resources
Including our current assessment of general economic conditions and the potential effects of the COVID-19 pandemic on our results of operations and capital resource requirements, we anticipate that funds generated from operations, borrowings under our credit facilities and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, acquisition, strategic arrangement and investment funding requirements, share repurchase activity and other liquidity needs for the next twelve months and the foreseeable future.
Sources and Uses of Cash
As of December 31, 2021, we had approximately $1,089 million in working capital, defined as current assets less current liabilities, as compared with $944 million as of December 31, 2020, an increase of approximately $146 million. Cash and cash equivalents totaled $361 million as of December 31, 2021 and $423 million as of December 31, 2020, for a decrease of $62 million, due, in part, to our 2021 acquisition activity.

Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$793.1	$937.3	$550.3
Net cash used in investing activities	$(1,357.2)	$(216.6)	$(261.8)
Net cash provided by (used in) financing activities	$501.9	$(369.9)	$(244.6)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, including the effect of deferrals from COVID-19 relief provisions, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the year ended December 31, 2021 was $793 million, as compared with $937 million in 2020, for a decrease in cash provided by operating activities of approximately $144 million. The decrease was primarily due to the effect of revenue growth and timing-related working capital changes in assets and liabilities, net, (primarily accounts receivable, contract assets, accounts payable and contract liabilities) partially offset by increases in certain expenses that reconcile net income to operating cash flows, including depreciation expense and amortization of intangible assets.
Our days sales outstanding, net of contract liabilities (“DSO”) was 98, and as adjusted for December 2021 acquisitions, was 77 as of December 31, 2021. As of December 31, 2020, DSO was 86. DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. To provide a representative comparison for prior period DSO, we calculated DSO, as adjusted for our December 2021 acquisitions. This calculation excludes revenue and accounts receivable, net of allowance, less contract liabilities for our December 2021 acquisitions, given that our consolidated results do not reflect the full quarter’s revenue for these acquisitions, but our consolidated balance sheet as of December 31, 2021 includes the full amount of related accounts receivable, net of allowance, less contract liabilities. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. The decrease in DSO for the year ended December 31, 2021, as adjusted for our December 2021 acquisitions, as compared with the prior year was due to timing of ordinary course billing and collection activities. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities increased by approximately $1,141 million to $1,357 million for the year ended December 31, 2021 from $217 million in 2020. We completed fourteen acquisitions during the year ended December 31, 2021, for which we paid $1,245 million in cash, net of cash acquired, an increase of approximately $1,220 million as compared with 2020. These acquisitions were funded with cash on hand and borrowings under our senior credit facility. Capital expenditures totaled $170 million, or $105 million, net of asset disposals, in 2021, as compared with $214 million, or $177 million, net of asset disposals, in 2020, for a decrease in cash used in investing activities of approximately $72 million. Payments for other investments, which relate primarily to investments in certain equity investees as well as payments for life insurance agreements, decreased from $17 million in 2020 to $10 million in 2021, for a reduction of approximately $7 million in cash used in investing activities.
Financing Activities. Net cash provided by financing activities for the year ended December 31, 2021 was $502 million, as compared with net cash used in financing activities of $370 million in 2020, for an increase in cash provided by financing activities of approximately $872 million. The increase in cash provided by financing activities was driven primarily by credit facility-related activity and share repurchases, offset, in part, by proceeds from the issuance of $600 million aggregate principal amount of our 4.50% Senior Notes in the third quarter of 2020, net of the redemption of $400 million aggregate principal amount of our 4.875% Senior Notes. Credit facility activity, net, totaled $691 million of borrowings, net of repayments in 2021, primarily related to our 2021 acquisitions, as compared with $306 million of repayments, net, in 2020. There were no share repurchases in 2021, whereas in 2020, share repurchases totaled $120 million, for a reduction in cash used in financing activities.
Offsetting the above-mentioned increases in cash provided by financing activities, payments to holders of our non-controlling interests increased by $8 million in 2021 as compared with 2020, primarily due to $7 million of consideration to acquire 15% of the remaining interests of one of these entities in 2021. Additionally, payments of finance lease obligations increased by approximately $32 million in 2021 as compared with the same period in 2020. Payments of acquisition-related contingent consideration included within financing activities totaled $22 million in 2021 as compared with $10 million in 2020, for an increase in cash used in financing activities of $12 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $47 million in 2021 as compared with $50 million in 2020. Proceeds from other financing activities, net, totaled $6 million in 2021 and included other borrowing activity, net of payments for financing costs on the replacement of our senior credit facility, whereas payments for other financing activities, net, in 2020 totaled $12 million and included early repayment premiums on the redemption of our 4.875% Senior Notes and payments of financing costs on our new 4.50% Senior Notes.

Senior Unsecured Credit Facility
On November 1, 2021, we refunded and replaced our senior secured credit facility with a senior unsecured replacement credit facility (the “replacement Credit Facility”), which matures on November 1, 2026, and has total commitments of $2.0 billion, composed of $1.65 billion of revolving commitments and a term loan with an original principal amount of $350 million (the “Term Loan”) of which $350.0 million was outstanding as of December 31, 2021. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions, equity investments or other strategic arrangements, the repurchase or prepayment of indebtedness, including repayment of term loans and potential share repurchases.
We are dependent upon borrowings and letters of credit under the replacement Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of our replacement Credit Facility, we would be required to obtain modifications to the replacement Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The replacement Credit Facility is subject to certain provisions and covenants. For additional information regarding the terms of our replacement Credit Facility, see Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
4.50% Senior Notes
We have $600 million of 4.50% Senior Notes due August 15, 2028 (the “4.50% Senior Notes”). The 4.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by our wholly-owned domestic restricted subsidiaries, subject to certain exceptions. See Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of December 31, 2021.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2021 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Senior unsecured credit facility	$1,122.3	$—	$17.5	$1,104.8	$—
4.50% Senior Notes	600.0	—	—	—	600.0
Finance lease and other obligations	310.3	137.9	136.9	35.5	—
Operating lease liabilities	287.5	104.6	115.1	50.7	17.1
Earn-out obligations (a)	38.0	38.0	—	—	—
Interest (b)	302.5	57.0	104.1	96.3	45.1
Total	$2,660.6	$337.5	$373.6	$1,287.3	$662.2
(a)    Under certain acquisition agreements, we have agreed to pay the sellers earn-outs and other amounts based on the performance of the businesses acquired. Certain of these payments may be made either in cash or in MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these payments, we have only included obligations that we expect will be paid in cash and have been earned as of December 31, 2021.
(b)    Represents expected future interest payments on debt and finance lease obligations outstanding as of December 31, 2021, and does not include potential letter of credit or commitment fees associated with our senior unsecured credit facility. With the exception of our credit facilities, including our term loan, all of our debt instruments are fixed rate interest obligations.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with potential funding obligations, indemnification and/or guarantee arrangements relating to our equity and other investment arrangements, including our variable interest entities. However, the off-balance sheet arrangements have not and are not reasonably likely to have a material impact on our financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources. Refer to Note 14 - Commitments and Contingencies, Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions in the notes to the audited consolidated financial statements, which are incorporated by reference.
Impact of Inflation
The primary inflationary factors directly affecting our operations are labor, fuel and material costs. In times of low unemployment, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of our customers’ projects, and accordingly, demand for our services. Material and commodity prices are subject to unexpected fluctuations due to events outside of our control, including geopolitical events, climate-related effects and fluctuations in global supply and demand, which events have recently caused market volatility, particularly, in the oil and gas markets, among others. Such market volatility can affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Market prices for goods can also be affected by supply chain disruptions, such as those arising from the effects of the COVID-19 pandemic. We closely monitor inflationary factors, including the current rise in the rate of inflation, and any potential effects on our business operations, operating results and/or financial condition.
Recently Issued Accounting Pronouncements
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2021, our variable interest rate debt was primarily related to our replacement Credit Facility. Interest on outstanding revolving loans and our term loan under our replacement Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the replacement Credit Facility, plus a margin, or a base rate, as defined in the replacement Credit Facility, plus a margin. As of December 31, 2021, we had $772 million aggregate principal amount of outstanding revolving loans under our replacement Credit Facility with a weighted average interest rate of 2.32% and a term loan with a balance of $350 million with an interest rate of 1.35%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $6 million for the year ended December 31, 2021. While our material financing arrangements indexed to LIBOR have procedures for determining an alternative base rate, the upcoming expected phase-out of LIBOR could lead to volatility in interest rates for our variable rate debt, as the alternative base rate could perform differently than the current LIBOR-indexed rate, which could result in an increase in the cost of our variable rate indebtedness.
As of December 31, 2021, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes and $293 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 3.2%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 2% of our total revenue for the year ended December 31, 2021. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations in 2021. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the year ended December 31, 2021, foreign currency translation gains, net, totaled approximately $0.3 million and related to our operations in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of December 31, 2021. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MasTec, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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
Business combinations - Fair value measurement of certain acquired amortizable intangible assets
As described in Notes 1 and 3 to the consolidated financial statements, during 2021 the Company completed the acquisition of fourteen entities for total consideration of $1.6 billion. The Company accounted for the transactions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date including customer relationships and backlog of $465 million. The Company estimated the fair value of these amortizable intangible assets using expected cash flows and industry-standard valuation techniques, which required the Company to make significant estimates and assumptions related to future cash flows, including those related to revenue growth, customer attrition rates, and discount rates.
We identified the determination of the fair values of certain customer relationships as a critical audit matter because of the significant estimates and assumptions the Company makes to calculate their fair value for purposes of recording the acquisition. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s forecasts of future cash flows as well as the selection of the customer attrition rates, long-term growth rates and discount rates, including the need to involve our internal fair value specialists.
The primary procedures we performed to address this critical audit matter included:
•Testing the operating effectiveness of controls over the Company’s process for determining and reviewing the key inputs and assumptions used in estimating the preliminary fair value of acquired amortizable intangible assets, including controls over the Company’s review of the assumptions underlying the preliminary fair value analysis, the cash flow projections, and the accuracy of the underlying data used.

•Testing the completeness and accuracy of the underlying data supporting the determination of the various inputs and testing its clerical accuracy.
•Evaluating the reasonableness of the Company’s valuation methods and projections of future cash flows, including the selection of customer attrition rates by comparing to external market sources, historical data of the Company’s similar transactions, and results from other areas of the audit.
•Utilizing our valuation specialists, to evaluate the reasonableness of the valuation methodology, and discount rates by:
•Testing the source information underlying the determination of the long-term growth rates and discount rates and testing the mathematical accuracy of the calculations.
•Developing a range of independent estimates for the discount rate and comparing those to the discount rate selected by the Company.
Goodwill Impairment Assessment
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.52 billion at December 31, 2021. The Company performs annual impairment tests of goodwill, and on a quarterly basis, monitors goodwill for potential indicators of impairment. During 2021, the Company concluded that triggering events occurred for certain reporting units. No impairment charges were recorded as a result of the Company’s interim and annual impairment tests. Management estimates the fair values of its reporting units using a combination of the market and the income approaches.
We identified the determination of the fair value of certain reporting units as a critical audit matter. Under the market approach, the reporting units’ fair values were estimated using market multiple assumptions for comparable companies. Under the income approach, a discounted cash flow methodology was used that included: (i) management’s estimates and assumptions, such as discount rates, terminal growth rates, and projections of revenue, operating costs and cash flows, (ii) assumptions related to general economic and market conditions and (iii) considerations of planned business and operational strategies. These estimates and assumptions require significant management judgment due to their highly subjective nature. Changes in these assumptions could have a significant impact on the fair value of the reporting units and the amount of goodwill impairment (if any). These estimates and assumptions were especially challenging to test and required significant auditor judgment because they were affected by expected future market conditions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
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
•With respect to the income approach, assessing the appropriateness of the discounted cash flow methodology and evaluating the reasonableness of assumptions used by: (i) evaluating the reasonableness of projected revenues and operating costs against recent performance and revenue backlogs, (ii) assessing the reasonableness of management’s expected success rates for winning new project awards against recent reporting units’ performance, (iii) evaluating the general economic and market conditions, including management’s assumptions such as the market prices for oil, gas and other fuel sources, (iv) testing the completeness, accuracy, and relevance of underlying data used in the models, and (v) performing sensitivity analyses of individual reporting units’ cash flow projections.
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
Miami, Florida

March 1, 2022

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Revenue	$7,951,781	$6,320,975	$7,183,188
Costs of revenue, excluding depreciation and amortization	6,805,735	5,270,879	6,070,244
Depreciation	345,612	258,841	212,485
Amortization of intangible assets	77,214	38,910	22,997
Goodwill and intangible asset impairment	—	—	3,319
General and administrative expenses	306,970	302,981	286,361
Interest expense, net	53,413	59,629	77,026
Equity in earnings of unconsolidated affiliates	(33,830)	(29,738)	(27,367)
Loss on extinguishment of debt	—	5,569	—
Other (income) expense, net	(33,408)	(11,260)	27,184
Income before income taxes	$430,075	$425,164	$510,939
Provision for income taxes	(99,346)	(102,465)	(116,843)
Net income	$330,729	$322,699	$394,096
Net income (loss) attributable to non-controlling interests	1,898	(149)	1,762
Net income attributable to MasTec, Inc.	$328,831	$322,848	$392,334

Earnings per share (Note 2):
Basic earnings per share	$4.54	$4.43	$5.22
Basic weighted average common shares outstanding	72,499	72,799	75,185

Diluted earnings per share	$4.45	$4.38	$5.17
Diluted weighted average common shares outstanding	73,941	73,715	75,846

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$330,729	$322,699	$394,096
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	258	1,413	(189)
Unrealized gains (losses) on investment activity, net of tax	12,410	(17,151)	(15,023)
Comprehensive income	$343,397	$306,961	$378,884
Comprehensive income (loss) attributable to non-controlling interests	1,898	(149)	1,762
Comprehensive income attributable to MasTec, Inc.	$341,499	$307,110	$377,122

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share information)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$360,736	$423,118
Accounts receivable, net of allowance	1,019,324	784,488
Contract assets	1,227,927	969,743
Inventories, net	92,595	89,645
Prepaid expenses	91,488	60,631
Other current assets	81,884	31,390
Total current assets	$2,873,954	$2,359,015
Property and equipment, net	1,436,087	982,328
Operating lease right-of-use assets	260,410	176,573
Goodwill, net	1,520,575	1,243,034
Other intangible assets, net	670,280	184,043
Other long-term assets	360,087	282,856
Total assets	$7,121,393	$5,227,849
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$137,912	$145,110
Current portion of operating lease liabilities	95,426	72,481
Accounts payable	663,063	571,269
Accrued salaries and wages	203,141	135,316
Other accrued expenses	229,936	187,647
Contract liabilities	313,965	228,388
Other current liabilities	141,155	74,988
Total current liabilities	$1,784,598	$1,415,199
Long-term debt, including finance leases	1,876,233	1,157,632
Long-term operating lease liabilities	176,378	116,506
Deferred income taxes	450,361	302,938
Other long-term liabilities	289,962	230,049
Total liabilities	$4,577,532	$3,222,324
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 95,371,211 and 93,107,440 (including 1,747,385 and 1,843,041 of unvested stock awards) as of December 31, 2021 and 2020, respectively	9,537	9,311
Capital surplus	1,033,615	837,453
Retained earnings	2,162,388	1,833,557
Accumulated other comprehensive loss	(78,776)	(91,444)
Treasury stock, at cost: 18,941,926 shares as of both December 31, 2021 and 2020, respectively	(586,955)	(586,955)
Total MasTec, Inc. shareholders’ equity	$2,539,809	$2,001,922
Non-controlling interests	$4,052	$3,603
Total equity	$2,543,861	$2,005,525
Total liabilities and equity	$7,121,393	$5,227,849

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	91,327,009	$9,133	(15,329,817)	$(466,125)	$789,009	$1,118,375	$(60,494)	$1,389,898	$2,126	$1,392,024
Net income						392,334		392,334	1,762	394,096
Other comprehensive loss							(15,212)	(15,212)		(15,212)
Non-cash stock-based compensation					16,447			16,447		16,447
Issuance of restricted shares, net	464,970	46			(46)			—		—
Other stock issuances, net of shares withheld for taxes	117,451	12			4,343			4,355		4,355
Acquisition of treasury stock, at cost			(15,100)	(602)				(602)		(602)
Contributions from non-controlling interests									583	$583
Balance as of December 31, 2019	91,909,430	$9,191	(15,344,917)	$(466,727)	$809,753	$1,510,709	$(75,706)	$1,787,220	$4,471	$1,791,691
Net income (loss)						322,848		322,848	(149)	322,699
Other comprehensive loss							(15,738)	(15,738)		(15,738)
Non-cash stock-based compensation					21,875			21,875		21,875
Issuance of restricted shares, net	993,893	99			(99)			—		—
Other stock issuances, net of shares withheld for taxes	204,117	21			5,924			5,945		5,945
Acquisition of treasury stock, at cost			(3,597,009)	(120,228)				(120,228)		(120,228)
Distributions to non-controlling interests								—	(719)	(719)
Balance as of December 31, 2020	93,107,440	$9,311	(18,941,926)	$(586,955)	$837,453	$1,833,557	$(91,444)	$2,001,922	$3,603	$2,005,525
Net income						328,831		328,831	1,898	330,729
Other comprehensive income							12,668	12,668		12,668
Non-cash stock-based compensation					24,805			24,805		24,805
Issuance of shares for acquisition	1,975,232	198			181,484			181,682		181,682
Issuance of restricted shares, net	305,882	31			(31)			—		—
Shares withheld for taxes, net of other stock issuances	(17,343)	(3)			(4,667)			(4,670)		(4,670)
Distributions to non-controlling interests								—	(76)	(76)
Purchase of non-controlling interests					(5,429)			(5,429)	(1,373)	(6,802)
Balance as of December 31, 2021	95,371,211	$9,537	(18,941,926)	$(586,955)	$1,033,615	$2,162,388	$(78,776)	$2,539,809	$4,052	$2,543,861

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$330,729	$322,699	$394,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	345,612	258,841	212,485
Amortization of intangible assets	77,214	38,910	22,997
Non-cash stock-based compensation expense	24,805	21,875	16,447
Provision for deferred income taxes	51,931	7,180	22,160
Equity in earnings of unconsolidated affiliates	(33,830)	(29,738)	(27,367)
Gains on sales of assets, net	(35,635)	(16,210)	(13,908)
Non-cash interest expense, net	3,171	2,988	3,219
Goodwill and intangible asset impairment	—	—	3,319
Other non-cash items, net	(12,323)	21,775	(2,768)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	149,152	87,372	(124,739)
Contract assets	49,295	63,306	237,800
Inventories	10,147	17,904	24,051
Other assets, current and long-term portion	(35,837)	20,486	10,180
Accounts payable and accrued expenses	(104,481)	94,069	(228,142)
Contract liabilities	10,603	21,326	(52,215)
Other liabilities, current and long-term portion	(37,479)	4,471	52,663
Net cash provided by operating activities	$793,074	$937,254	$550,278
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,244,603)	(24,971)	(179,481)
Capital expenditures	(170,066)	(213,746)	(126,473)
Proceeds from sale of property and equipment	65,287	37,077	35,015
Payments for other investments	(9,996)	(17,456)	(5,589)
Proceeds from other investments	557	648	14,705
Other investing activities, net	1,650	1,843	—
Net cash used in investing activities	$(1,357,171)	$(216,605)	$(261,823)
Cash flows from financing activities:
Proceeds from credit facilities	1,503,372	1,434,610	3,025,927
Repayments of credit facilities	(812,103)	(1,741,067)	(3,126,595)
Proceeds from issuance of 4.50% senior notes	—	600,000	—
Repayments of 4.875% senior notes	—	(400,000)	—
Payments of finance lease obligations	(158,892)	(126,988)	(88,341)
Payments of acquisition-related contingent consideration	(21,675)	(10,097)	(34,267)
(Payments to) proceeds from non-controlling interests, including acquisition of interests	(8,965)	(719)	583
Proceeds from stock-based awards	—	7,090	4,655
Payments for stock-based awards	(6,024)	(636)	(45)
Repurchases of common stock	—	(120,228)	(5,652)
Other financing activities, net	6,229	(11,852)	(20,896)
Net cash provided by (used in) financing activities	$501,942	$(369,887)	$(244,631)
Effect of currency translation on cash	(227)	929	181
Net (decrease) increase in cash and cash equivalents	(62,382)	351,691	44,005
Cash and cash equivalents - beginning of period	423,118	71,427	27,422
Cash and cash equivalents - end of period	$360,736	$423,118	$71,427

Supplemental cash flow information:
Interest paid	$61,815	$65,016	$84,971
Income taxes paid, net of refunds	$69,110	$64,651	$106,248
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$160,286	$114,221	$206,156

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: power delivery services, including transmission and distribution, wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline infrastructure, including natural gas pipeline and distribution infrastructure; heavy civil; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery; and (5) Other. During the fourth quarter of 2021, the Company renamed its Electrical Transmission segment as the Power Delivery segment to better represent the nature of the segment’s operations, end markets and customer characteristics, including from the effects of the Company’s recent acquisitions. There was no change to the composition of the segment or its historical results.
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
Management Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of public health matters, such as the COVID-19 pandemic, climate change, and other global and/or macroeconomic trends and events. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.
Key estimates include: the recognition of revenue and project profit or loss, which the Company defines as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill, intangible and other assets, acquisition-related contingent consideration and other liabilities, equity investments and long-lived assets; allowances for credit losses; asset lives used in computing depreciation and amortization; fair values of financial instruments; self-insurance liabilities; other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies.
COVID-19 Pandemic and General Economic Conditions
The COVID-19 pandemic has disrupted business activities and global economic conditions throughout 2020 and 2021, and has negatively affected the Company’s operations during the same period, including from reduced crew productivity due to mitigation measures, the health and availability of work crews or other key personnel and subcontractors; supply chain disruptions; delayed project start dates; and lost productivity from governmental permitting approval delays, project shutdowns and/or cancellations, among other factors. While the adverse effects of the COVID-19 pandemic have partially subsided, its effects vary by region, and uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, particularly as new variants of COVID-19 arise. The extent to which the COVID-19 pandemic, including the recent and emerging variants, could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict. The acceptance and effectiveness of vaccines and treatments, along with the length and extent of any continuing economic and market disruptions are unknown, and therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
The Company believes that it has taken appropriate steps to mitigate the effects of the COVID-19 pandemic on its business, and the Company’s business model has, thus far, proven resilient. Management continues to adapt to the changing operational and economic environment that has resulted from the COVID-19 pandemic. The Company’s top priority has been to take appropriate actions to protect the health and safety of its employees, customers and business partners, and it continues to monitor evolving health guidelines and respond to changes as appropriate. Notwithstanding moderation of the COVID-19 pandemic and related governmental and other restrictions, the Company may continue to experience negative effects on its business and operations from possible longer-term changes in consumer and customer behavior and/or from negative economic conditions, including recent inflationary effects, supply chain disruptions, including limited availability of products, and rising interest rates.
Several relief measures have been enacted in response to the effects of the COVID-19 pandemic, including the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Coronavirus Response and Relief Supplemental Appropriations Act (the “Coronavirus Relief Act”).  The CARES Act permitted deferral and/or reduction of certain federal and payroll tax amounts, certain of which the Company pursued, including the deferral of approximately $59 million of payroll taxes. As of December 31, 2021, CARES Act deferrals, the amount of which is due by December 31, 2022, totaled approximately $42 million, of which approximately $13 million was acquisition-related.
Significant Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements.
Revenue Recognition
The Company recognizes revenue from contracts with customers when, or as, control of promised services and goods is transferred to customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for the services and goods transferred. The Company primarily recognizes revenue over time utilizing the cost-to-cost measure of progress.
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 38% of consolidated revenue for the year ended December 31, 2021, and totaled 36% for each of the years ended December 31, 2020 and 2019.
Revenue from contracts for specific projects, as well as for certain projects pursuant to master and other service agreements, is typically recognized over time using the cost-to-cost measure of progress, which is an input method. For these contracts, the cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer and correspondingly, when performance obligations are satisfied for the related contracts. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and other wireless services in the Company’s Communications segment. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 4% of consolidated revenue for the year ended December 31, 2021, and accounted for approximately 5% of consolidated revenue for each of the years ended December 31, 2020 and 2019. Substantially all of the Company’s other revenue is recognized over time.
Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For each of the years ended December 31, 2021, 2020 and 2019, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2020, 2019 and 2018. Revenue recognized for the years ended December 31, 2021, 2020 and 2019 as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $41.1 million, $13.5 million and $58.3 million, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such capitalized costs, which are amortized over the life of the respective projects, totaled $1.4 million and $5.5 million as of December 31, 2021 and 2020, respectively.
The timing of customer billings is generally dependent upon advance billing terms, milestone billings based on completion of certain phases of work, or when services are provided. Under the typical payment terms of master and other service agreements and contracts for specific projects, the customer makes progress payments based on quantifiable measures of performance by the Company as defined by each specific agreement. Progress payments, generally net of amounts retained, are paid by the customer over the duration of the contract. For install-to-the-home and certain other contracts and services, work orders are billed and paid as completed. Amounts billed and due from customers, as well as the value of contract assets, are generally classified within current assets in the consolidated balance sheets. See Note 5 - Accounts Receivable, Net of

Allowance, and Contract Assets and Liabilities for related discussion. Amounts expected to be collected beyond one year are classified as other long-term assets.
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The Company’s contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. Contract amendments and change orders, which are generally not distinct from the existing contract, are typically accounted for as a modification of the existing contract and performance obligation. The vast majority of the Company’s performance obligations are completed within one year.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of December 31, 2021, the amount of the Company’s remaining performance obligations was $4.9 billion. Based on current expectations, the Company anticipates it will recognize approximately $3.9 billion of its remaining performance obligations as revenue during 2022, with the remainder to be recognized primarily in 2023.
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
As of December 31, 2021 and 2020, the Company included approximately $104 million and $51 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of December 31, 2021, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments, and as of December 31, 2020, change orders primarily related to certain projects in the Company’s Power Delivery and Communications segments. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
Estimates of expected credit losses could be affected by many factors, including, but not limited to: changes in credit loss experience, changes to the risk characteristics of the Company’s financial asset portfolio, developing trends, including changes in credit quality or unanticipated financial difficulties affecting the Company’s customers and changes in management’s expectations of future economic, industry or other conditions. In addition, if anticipated recoveries in existing bankruptcies or other work-out situations fail to materialize, additional allowances may be required. Estimates of collectibility are subject to significant change during times of economic weakness or uncertainty in either the overall economy or within the industries served by MasTec. Management actively monitors these factors and assesses the sufficiency of its allowance for credit losses on an ongoing basis, including any potential effects from the COVID-19 pandemic, end-market volatility and/or other macroeconomic trends on the credit quality of the Company’s customers and/or its financial assets.
Inventories
Inventories consist of materials and supplies for construction and installation projects, which are valued at the lower of cost or net realizable value using the average cost or specific identification methods of costing. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could result in an impairment of the value of materials purchased. The value of inventory may also decrease due to obsolescence, physical deterioration, damage, changes in price levels, or other causes. Inventory valuation allowances are determined based upon specific facts and circumstances and market conditions. As of December 31, 2021 and 2020, valuation allowances for inventory totaled $11.1 million and $8.5 million, respectively.
Cash and Cash Equivalents
Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Highly liquid investments with an original maturity of three months or less are carried at fair value. On a daily basis, available funds are swept from the Company’s depository accounts into a concentration account and are used to repay outstanding revolving loans, if any, under the Company’s senior unsecured credit facility. Cash balances maintained by certain operating subsidiaries and by entities that are proportionately consolidated that are not swept into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. Included in the Company’s cash balances as of December 31, 2021 and 2020 are amounts held by entities that are proportionately consolidated totaling $14.6 million and $8.2 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Outstanding checks that have not yet cleared through the banking system represent book overdrafts, which are classified within accounts payable. There are no material compensating balance requirements associated with the Company’s depository accounts or other restrictions on the transfer of cash associated with the Company’s depository accounts.
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
Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. The Company has determined that certain of its investment arrangements are VIEs. As of December 31, 2021, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated.
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

Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment (“adjusted cost basis”). The Company evaluates such investments for impairment by considering a variety of factors, including the earnings performance of the related investments, as well as the economic environment and market conditions in which the investees operate. Fair value measurements for the Company’s equity investments as of December 31, 2021 are classified within Level 1 or Level 2 of the fair value hierarchy based on the nature of the fair value inputs, and are recognized in other income or expense.
For further information pertaining to the Company’s equity investments, see Note 4 - Fair Value of Financial Instruments.
Deferred Financing Costs
Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as deductions from the carrying amounts of the related debt instrument, including the Company’s senior credit facility. Deferred financing costs are amortized over the terms of the related debt instruments using the effective interest method. For the years ended December 31, 2021, 2020 and 2019, the Company deferred $6.0 million, $8.9 million and $5.5 million of financing costs in connection with its debt instruments. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $3.2 million, $3.0 million and $2.9 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, in 2020, the Company wrote off $2.3 million of deferred financing costs in connection with the redemption of its 4.875% Senior Notes, which amount is included within loss on extinguishment of debt in the consolidated statements of operations. Deferred financing costs, net of accumulated amortization, totaled $18.5 million and $16.0 million as of December 31, 2021 and 2020, respectively. For further information pertaining to the Company’s debt instruments, see Note 7 - Debt.
Other Assets
Other assets consist primarily of investments in unconsolidated entities, equity and debt securities, life insurance assets, deferred compensation plan assets, miscellaneous receivables and prepaid expenses.
Long-Lived Assets
The Company’s long-lived assets consist primarily of property and equipment, including finance lease assets, and finite-lived intangible assets. Purchased property and equipment are recorded at cost, or, if acquired in a business combination, at the acquisition date fair value. Finance lease assets are recognized based on the present value of minimum future lease payments. Certain costs incurred in connection with developing or obtaining internal-use software are capitalized within office furniture and equipment. Depreciation and amortization of property and equipment, including finance lease assets, is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements that extend the life of the related assets are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal. Gains or losses, net, from the sale of property and equipment are included within general and administrative expenses beginning in 2021, and prior periods have been updated to conform with the current year presentation. Previously, such gains or losses, net, were included within other income or expense. Management believes this presentation is a better representation of such transactions within its consolidated results of operations. Gains on sales of assets, net, for property and equipment included within general and administrative expenses that were previously included within other income totaled approximately $35.6 million, $16.2 million and $13.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. When the Company identifies assets to be sold, those assets are valued based on their estimated fair value less costs to sell and classified as held-for-sale and depreciation is no longer recorded. Finite-lived intangible assets are amortized over their useful lives, which are generally based on contractual or legal rights, in a manner consistent with the pattern in which the related benefits are expected to be consumed.
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected revenue and operating costs for the business as well as anticipated future economic conditions. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. During the three years in the period ended December 31, 2021, there were no material impairments of long-lived assets.
Goodwill and Indefinite-Lived Intangible Assets
The Company has goodwill and indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. The Company performs its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, and on a quarterly basis, monitors these assets for potential indicators of impairment. In 2019, the Company recorded an impairment charge of $3.3 million related to its indefinite-lived pre-qualification intangible assets. See below for details of the Company’s results of impairment testing for the years ended December 31, 2021, 2020 and 2019.
Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment, or one level below the operating segment, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) have a segment manager that regularly reviews the component’s operating results. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment test. Based on management’s review of its components and their related operations, the Company combines three of the components of its Power Delivery operating segment into one reporting unit and in 2019, combined two of the components within its Clean Energy and Infrastructure operating segment into one reporting unit. All of the Company’s other components each comprise one reporting unit.
During each of the three years in the period ended December 31, 2021, management performed a qualitative assessment for its goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
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
2021 Assessment. Quantitative testing was performed for (i) four reporting units within the Oil and Gas operating segment; (ii) three reporting units in its Communications operating segment; and (iii) one reporting unit within its Clean Energy and Infrastructure operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, the potential effects of the COVID-19 pandemic, success rates on new project awards and levels of operating activity.
In 2021, significant assumptions used in testing the reporting units included terminal values based on terminal growth rates of 2.5% to 3.0%, five to nine years of discounted cash flows prior to the terminal value, and discount rates ranging from 10.5% to 15.0%.
Based on the results of the quantitative assessment, the estimated fair values of all of the reporting units were determined to substantially exceed their carrying values. A 100 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values.
2020 Assessment. Quantitative testing was performed for (i) three reporting units within the Oil and Gas operating segment and (ii) one reporting unit in the Communications operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, the potential effects of the COVID-19 pandemic, success rates on new project awards and levels of operating activity.
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
2019 Assessment. Quantitative testing was performed for (i) three reporting units within the Oil and Gas operating segment and (ii) one reporting unit in the Communications operating segment. Based on the results of the quantitative assessment, the estimated fair values of the reporting unit in the Communications operating segment and one of the reporting units in the Oil and Gas operating segment were determined to substantially exceed their carrying values. The remaining two reporting units in the Oil and Gas operating segment, each of which had approximately $15.0 million of goodwill, had estimated fair values that exceeded their respective carrying values by approximately 15%. Management also performed quantitative testing during 2019 for an indefinite-lived pre-qualification intangible asset in the Oil and Gas operating segment. Based on the results of the quantitative assessment, the estimated fair value of this intangible asset was determined to be less than its carrying value and a pre-tax, non-cash impairment charge of $3.3 million was recorded for the difference.
As of December 31, 2021 and 2020, management believes that the recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, significant changes in the assumptions or estimates used in the Company’s analyses, such as market conditions or a reduction in profitability and/or cash flows, could result in non-cash goodwill and intangible asset impairment charges in future periods.
Business Combinations
The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. For current assets and current liabilities, book value is generally assumed to equal fair value. Goodwill is the amount by which consideration paid exceeds the fair value of acquired net assets. A bargain purchase gain results when the fair value of an acquired business’ net assets exceeds its purchase price. Acquisition costs are expensed as incurred and are included within general and administrative expenses in the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, the Company incurred approximately $7 million, $2 million and $1 million, respectively, of acquisition costs associated with its completed acquisitions.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period”

adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates for acquisitions are reflected as income or expense, as appropriate.
Consideration paid generally consists of cash and, from time to time, shares, and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “acquisition-related contingent consideration” or “earn-outs.” In one of the Company’s 2021 acquisitions, the acquisition consideration included shares of the Company’s common stock, as determined based upon the terms of the purchase agreement. These shares were valued for financial reporting purposes based on the market share price of MasTec’s common stock on the date of closing. Additionally, in a prior year acquisition, the acquisition consideration included a mandatorily redeemable non-controlling interest, subject to a repurchase formula that is calculated in a manner consistent with the Company’s traditional earn-out arrangements. The Company refers to its traditional earn-out arrangements and the mandatorily redeemable non-controlling interest collectively as “Earn-outs.” Earn-out liabilities are measured at their estimated fair values as of the date of acquisition. Subsequent to the date of acquisition, if future Earn-out payments are expected to differ from Earn-out payments estimated as of the date of acquisition, any related fair value adjustments, including those related to finalization of completed earn-out arrangements, are recognized in the period that such expectation is considered probable. Changes in the fair value of Earn-out liabilities for the Company’s traditional earn-outs, other than those related to measurement period adjustments, as described above, are recorded within other income or expense in the consolidated statements of operations, and for mandatorily redeemable non-controlling interests, are generally recorded within interest expense. Fair values are estimated using income approaches such as discounted cash flows or option pricing models. Earn-out liabilities are included within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets. Earn-out payments, to the extent they relate to estimated liabilities as of the date of acquisition, are classified within financing activities in the consolidated statements of cash flows. Earn-out payments in excess of acquisition date liabilities are classified within operating activities.
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
As of December 31, 2021, the Company’s leases have remaining lease terms of up to ten years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company accounts for non-lease components together with the related lease components for all classes of leased assets. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
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
Operating Leases
Operating lease right-of-use assets and liabilities are recorded on the consolidated balance sheets, with the related lease expense recognized over the term of the lease on a straight-line basis. Operating lease expense is recorded as rent expense, primarily within costs of revenue, excluding depreciation and amortization. Fixed costs for operating leases are composed of initial base rent amounts plus any fixed annual increases. Variable costs for operating leases consist primarily of common area maintenance expenses and taxes for facility leases. Certain of the Company’s operating leases contain purchase options, for which the purchase option price is generally considered to be at fair market value. From time to time, the Company may terminate a lease before the end of the lease term. Payments related to such early lease terminations are generally recorded within costs of revenue, excluding depreciation and amortization.

Self-Insurance
The Company is self-insured up to the amount of its deductible for its insurance policies. MasTec maintains insurance policies subject to per claim deductibles of $2.0 million for its workers’ compensation policy, $5.0 million for its general liability policy and up to $10.0 million for its automobile liability policy. In addition, the Company has excess umbrella coverage. Estimated liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses of $0.6 million. MasTec’s estimated liability for employee group medical claims is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Cash collateral deposited with insurance carriers is included in other long-term assets in the consolidated balance sheets.
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
The Company and its subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. Although management believes its calculations for its tax returns are correct and the positions taken thereon are reasonable, the final outcome of income tax examinations could be materially different from the resolution management currently anticipates and the estimates that are reflected in the Company’s consolidated financial statements, which could materially affect the Company’s results of operations, cash flows and liquidity in a particular period. To the extent interest and penalties are assessed by taxing authorities, such amounts are accrued and included within income tax expense.
Stock-Based Compensation
The Company has certain stock-based compensation plans, under which restricted stock awards and restricted stock units (together, “restricted shares”) are available for issuance to eligible participants. Non-cash stock-based compensation expense is included within general and administrative expense in the consolidated statements of operations. Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values. Forfeitures are recorded as they occur. The Company records a deferred tax asset, or future tax benefit, based on the amount of share-based compensation recognized in the financial statements over the vesting period of share-based awards. The tax effects of differences between the fair value of a share-based award on the date of vesting and the date of grant, also referred to as excess tax benefits or tax deficiencies, are recognized within the provision for income taxes in the period such vestings occur.
Grants of restricted shares are valued based on the closing market share price of MasTec’s common stock as reported on the New York Stock Exchange (the “market price”) on the date of grant. Compensation expense arising from restricted shares is recognized on a straight-line basis over the vesting period. Grants of restricted shares have cliff vesting terms, which generally vest over a period of three years. Upon vesting, some of the underlying shares may be sold to cover the required tax withholdings. However, some participants may choose the net share settlement method to cover withholding tax requirements, in which case shares are not issued, but are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. Withheld shares, which are valued at the market price on the date of vesting, are recorded as a reduction to additional paid-in capital and are reflected within financing activities in the consolidated statements of cash flows. For the years ended December 31, 2021 and 2020, shares withheld in connection with stock-based compensation arrangements totaled 63,054 and 11,667, respectively, and related payments to taxing authorities totaled $6.0 million and $0.6 million, respectively. For the year ended December 31, 2019, shares withheld in connection with stock-based compensation arrangements were de minimis.
The Company has certain employee stock purchase plans (collectively, “ESPPs”) under which shares of the Company’s common stock are available for purchase by eligible participants. Effective January 1, 2021, the Company’s ESPPs were amended (the “Amended ESPPs”), revising the pricing mechanics by eliminating the look-back option and changing the offering period from three months to two weeks. Under the Amended ESPPs, eligible participants are permitted to purchase MasTec, Inc. common stock at 85% of the fair market value of the shares on the date of purchase, which occurs on the last trading day of each two week offering period. Previously, these plans allowed participants to purchase MasTec, Inc. common stock at 85% of the fair market value of the shares at the lower of (i) the date of commencement of the offering period and (ii) the last day of the offering period, as defined in the plan documents. Prior to January 1, 2021, the fair value of purchases under the ESPPs was estimated using the Black-Scholes option-pricing valuation model. At the Company’s discretion, share purchases may be satisfied by delivering newly issued common shares or common shares reacquired on the open market or in privately negotiated transactions.
Collective Bargaining Agreements and Multiemployer Plans
Certain of MasTec’s subsidiaries, including certain subsidiaries in Canada, are party to various collective bargaining agreements with unions representing certain of their employees. These agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multiemployer pension and other multiemployer benefit plans and trusts (“MEPPs”). These contributions are recorded as a component of employee wages and salaries within costs of revenue, excluding depreciation and amortization. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. The Pension Protection Act of 2006, as amended (the “PPA”), requires pension plans that are underfunded to improve their funding ratios within prescribed intervals based on their level of underfunding, under which benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (the “IRS”) may impose on the employers contributing to such plans a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency. Union payrolls cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.
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
Business Streamlining and Restructuring Activities
From time to time, the Company may incur costs to streamline its business operations. These streamlining efforts, which are designed to improve profitability, could include eliminating service offerings that no longer fit into the Company’s business plan, certain integration activities for acquired businesses, reducing or eliminating services or operations that do not produce adequate revenue or margins, or reducing costs of business units that need margin improvements. The costs associated with these efforts, which the Company refers to as business streamlining costs, acquisition integration costs, or restructuring charges, can include such items as employee separation costs, lease termination expenses and losses on disposal of excess fixed assets. When these efforts are related to circumstances that are significant, unique in nature and outside of the course of the Company’s normal and periodic business activities, they are referred to as restructuring costs, or, when acquisition-related, as acquisition integration costs. Business streamlining costs, acquisition integration costs, and/or restructuring charges are included within the applicable line items in the consolidated statement of operations based on the nature of the expenses incurred.

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
Accounting Pronouncements Adopted in 2021
In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”) to clarify the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01, which the Company adopted during the first quarter of 2021, did not have a material effect on the Company’s consolidated financial statements.
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
Other Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) to improve consistency for revenue recognition in the post-acquisition period for acquired contracts as compared to contracts entered into subsequent to acquisition. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, rather than at fair value. ASU 2021-08 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect of this ASU.
In March 2020, the FASB issued ASU 2020-04, Reference Reform Rate (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or any other reference rate expected to be discontinued. The guidance in ASU 2020-04 may be implemented over time as reference rate reform activities occur. The Company is currently evaluating the potential effects of this ASU, however, does not expect reference rate reform to have a material effect on its consolidated financial statements as the Company’s credit facility agreement provides for the replacement of LIBOR with an alternative benchmark rate should LIBOR become unavailable.
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

The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Net income attributable to MasTec:
Net income - basic and diluted (a)	$328,831	$322,848	$392,334
Weighted average shares outstanding:
Weighted average shares outstanding - basic	72,499	72,799	75,185
Dilutive common stock equivalents (b)	1,442	916	661
Weighted average shares outstanding - diluted	73,941	73,715	75,846
(a)    Calculated as total net income less amounts attributable to non-controlling interests.
(b)    For the years ended December 31, 2021 and 2020, anti-dilutive common stock equivalents totaled 159,431 and 43,989, respectively. For the year ended December 31, 2019, anti-dilutive common stock equivalents were de minimis.
The Company had no repurchases of its common stock under the Company’s share repurchase programs during the year ended December 31, 2021. During the year ended December 31, 2020, the Company repurchased approximately 3.6 million shares of its common stock, the effect of which in 2021 was a reduction of its weighted average shares outstanding as compared with the prior year of approximately 0.7 million shares, and in 2020, a reduction of approximately 2.9 million shares, due to the timing of the repurchases. Additionally, for the year ended December 31, 2021, the Company issued approximately 2.0 million shares of its common stock in conjunction with a December 2021 acquisition, the effect of which was insignificant on the Company’s weighted average shares outstanding for the year ended December 31, 2021 due to the timing of the acquisition. The full effect of this share issuance will be reflected in the Company’s future weighted average shares outstanding. See Note 11 - Equity for details of the Company’s share transactions.
Note 3 – Acquisitions, Goodwill and Other Intangible Assets
The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions):

	Communications	Clean Energy and Infrastructure	Oil and Gas	Power Delivery	Total Goodwill
Goodwill, gross, as of December 31, 2019	$541.3	$152.6	$499.1	$149.9	$1,342.9
Accumulated impairment loss (a)	—	—	(121.5)	—	(121.5)
Goodwill, net, as of December 31, 2019	$541.3	$152.6	$377.6	$149.9	$1,221.4
Additions from new business combinations	14.9	—	—	0.2	15.1
Measurement period adjustments, net (b)	5.9	0.1	0.1	—	6.1
Currency translation adjustments	—	—	0.4	—	0.4
Goodwill, net, as of December 31, 2020	$562.1	$152.7	$378.1	$150.1	$1,243.0
Additions from new business combinations	39.3	13.4	47.9	176.7	277.3
Measurement period adjustments, net (b)	0.1	—	—	—	0.1
Currency translation adjustments	—	—	0.2	—	0.2
Goodwill, net, as of December 31, 2021	$601.5	$166.1	$426.2	$326.8	$1,520.6
Accumulated impairment loss (a)	—	—	(124.7)	—	(124.7)
Goodwill, gross, as of December 31, 2021	$601.5	$166.1	$550.9	$326.8	$1,645.3
(a)    Accumulated impairment losses include the effects of currency translation gains and/or losses.
(b)    Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.

The following table provides a reconciliation of changes in other intangible assets, net, for the periods indicated (in millions):

	Other Intangible Assets
	Non-Amortizing		Amortizing
	Trade Names	Pre-Qualifications	Customer Relationships and Backlog	Pre-Qualifications	Other (a)	Total
Other intangible assets, gross, as of December 31, 2019	$34.5	$72.9	$286.5	$—	$26.3	$420.2
Accumulated amortization			(191.2)	—	(17.5)	(208.7)
Other intangible assets, net, as of December 31, 2019	$34.5	$72.9	$95.3	$—	$8.8	$211.5
Additions from new business combinations	—	—	11.0	—	0.1	11.1
Classification changes (b)	—	(69.8)	—	69.8	—	—
Measurement period adjustments (c)	—	—	(0.2)	—	—	(0.2)
Currency translation adjustments	—	(3.1)	—	3.6	—	0.5
Amortization expense			(26.7)	(10.2)	(2.0)	(38.9)
Other intangible assets, net, as of December 31, 2020	$34.5	$—	$79.4	$63.2	$6.9	$184.0
Additions from new business combinations	—	—	465.0	—	98.1	563.1
Currency translation adjustments	—	—	—	0.4	—	0.4
Amortization expense			(59.3)	(11.1)	(6.8)	(77.2)
Other intangible assets, net, as of December 31, 2021	$34.5	$—	$485.1	$52.5	$98.2	$670.3
Remaining weighted average amortization, in years			14	10	16	14
(a)    Consists principally of trademarks, trade names and non-compete agreements.
(b)    In the first quarter of 2020, based on changes in the assets’ characteristics, the Company changed the classification of its non-amortizing pre-qualification intangible assets from indefinite-lived to finite-lived and began amortizing them on an accelerated basis. At the time of the reclassification, the estimated remaining weighted average useful life of these assets was approximately 12 years.
(c)    Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
Expected future amortization expense as of December 31, 2021 is summarized in the following table (in millions):

Amortization Expense
2022	$95.8
2023	84.5
2024	74.6
2025	64.5
2026	55.2
Thereafter	261.2
Total	$635.8
Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or strategic arrangements in order to deepen its market presence, broaden its geographic reach and expand its service offerings.
2021 Acquisitions. During 2021, MasTec completed fourteen acquisitions, including all of the equity interests of the following:
(i) Within the Company’s Power Delivery segment: Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”), an industry-leading utility services firm providing critical infrastructure design, construction and maintenance services to the power and renewables, telecommunications, gas distribution and pipeline services end-markets; an electric utility distribution contractor; and a company specializing in vegetation management services for the electric and telecommunications industries, all of which acquisitions were effective in December; and Intren, LLC (“INTREN”), a premier specialty utility contractor primarily providing electrical distribution network services under various multi-year master service agreements to some of the nation’s largest utilities, municipalities and cooperatives, which acquisition was effective in May;
(ii) within the Company’s Clean Energy and Infrastructure segment: a heavy civil infrastructure construction company focusing on transportation projects; and a heavy industrial general contractor with concrete, piping and electrical capabilities, which acquisitions were effective in February and April, respectively;
(iii) within the Company’s Communications segment: a telecommunications company specializing in cabling, plant and other network services, which acquisition was effective in November; a telecommunications and utility technical services company focusing on outside plant telecommunications engineering; a telecommunications and cable services provider; and a utilities infrastructure company, providing power line construction and repair services, all of which acquisitions were effective in May; and business operations specializing in install-to-the-home services, which acquisition was effective in August; and
(iv) within the Company’s Oil and Gas segment: an infrastructure construction company focusing on water, sewer and utility projects, along with expertise in site work; and a company specializing in environmental services for energy infrastructure and heavy civil projects, both of which acquisitions were effective in December; and a pipeline contractor focusing on integrity and maintenance work related to gas distribution infrastructure, which acquisition was effective in February.
These acquisitions were funded with cash on hand, borrowings under the Company’s credit facility and with shares of the Company’s common stock, and are subject to customary purchase price adjustments. The following table summarizes the estimated fair values of consideration paid and net assets acquired for the 2021 acquisitions, as adjusted (in millions):

Acquisition consideration(a):	HMG	All other	Total
Cash, net of cash acquired	$416.9	$867.1	$1,284.0
Shares transferred	181.7	—	181.7
Estimated fair value of contingent consideration	—	101.6	101.6
Total consideration transferred	$598.6	$968.7	$1,567.3
Identifiable assets acquired and liabilities assumed:
Accounts receivable and contract assets	$414.3	$269.4	$683.7
Current assets	14.6	27.6	42.2
Property and equipment	247.0	251.1	498.1
Long-term assets, primarily operating lease right-of-use assets	85.1	85.8	170.9
Amortizing intangible assets	112.0	451.1	563.1
Accounts payable	(125.4)	(49.3)	(174.7)
Current liabilities, including current portion of operating lease liabilities	(132.2)	(136.8)	(269.0)
Long-term debt, including finance lease obligations	—	(5.1)	(5.1)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(137.6)	(78.1)	(215.7)
Total identifiable net assets	$477.8	$815.7	$1,293.5
Goodwill	120.8	156.5	277.3
Total net assets acquired, including goodwill	$598.6	$972.2	$1,570.8
Bargain purchase gain	—	(3.5)	(3.5)
Total consideration transferred	$598.6	$968.7	$1,567.3
(a)    Acquisition consideration includes $40 million of amounts due to former owners, which amounts are reflected within other current liabilities on the consolidated balance sheet as of December 31, 2021.
Amortizing intangible assets related to the HMG acquisition are primarily composed of customer relationships and trade names, which had weighted average lives of approximately 13 years and 20 years, respectively, and are based on HMG’s operational history and established relationships with, and the nature of, its customers, which are primarily in the utilities industry. The weighted average life of amortizing intangible assets for the HMG acquisition was 14 years in the aggregate. Amortizing intangible assets related to “All other” acquisitions are primarily composed of customer relationships and trade names, which each had a weighted average life of approximately 17 years. The aggregate weighted average life related to “All other” amortizing intangible assets was 16 years. INTREN’s acquired intangible assets included a customer relationship and a trade name intangible asset representing $281 million in the aggregate, having asset lives of approximately 20 years each based on INTREN’s operational history and established relationships with, and the nature of, its customers, which are primarily in the utilities industry. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed.
The goodwill balances for each of the respective acquisitions, including approximately $49 million for INTREN, included within “All other” acquisitions, represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce, management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec. Approximately $125 million of the goodwill balance related to the 2021 acquisitions is expected to be tax deductible as of December 31, 2021. One of the Company’s fourth quarter 2021 acquisitions in its Power Delivery segment resulted in the recognition of a bargain purchase gain of $3.5 million, which amount was included within other (income) expense, net in the Company’s consolidated statements of operations.
Included within “All other” acquisition consideration is approximately $452 million of consideration, including estimated earn-out liabilities, for INTREN. Total cash paid for acquisitions, net, includes approximately $78 million of cash acquired. The MasTec shares of common stock transferred in connection with the HMG acquisition consisted of approximately 2.0 million shares, as determined based on the terms of the purchase agreement, valued at approximately $182 million, based on the market price of the Company’s common stock on the date of closing. The contingent consideration included in the table above is composed of earn-out liabilities, which equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. The earn-out arrangements for the 2021 acquisitions generally range from one to five-year terms, as set forth in the respective purchase agreements, and are valued at approximately $102 million in the aggregate. The earn-out arrangement for an acquisition in the Company’s Power Delivery segment included within “All other” acquisitions had a term of less than one year. Earn-outs are generally payable annually and are recorded within other current and other long-term liabilities in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of December 31, 2021, the range of remaining potential undiscounted earn-out liabilities for the 2021 acquisitions was estimated to be between $12 million and $164 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities and consideration transferred for these acquisitions was preliminary as of December 31, 2021; as a result, further adjustments to these estimates may occur.
2020 Acquisitions. During 2020, MasTec completed five acquisitions. These acquisitions included the equity interests of two entities. Through a consolidated subsidiary, the Company acquired all of the equity interests in a heavy civil infrastructure construction company that is included within the Company’s Clean Energy and Infrastructure segment. As of the date of acquisition, the Company’s ownership interest in the consolidated subsidiary was 96%, and as of both December 31, 2021 and 2020, was 91%, with the non-controlling interests owned by members of subsidiary management. The Company also acquired all of the equity interests in a utility service and telecommunications construction contractor that is included within the Company’s Communications segment. Additionally, the Company acquired the assets of three entities in 2020, one that specializes in wireless telecommunications and one that specializes in install-to-the-home services, both of which are included within the Company’s Communications segment and one that specializes in electrical transmission services that is included within the Company’s Power Delivery segment.
The aggregate purchase price for these entities, as adjusted, was composed of approximately $23.6 million in cash, net of cash acquired, with an additional $3.1 million due through 2023, subject to certain indemnification provisions, and a five-year earn-out liability valued at approximately $8.3 million. As of December 31, 2021, the range of remaining potential undiscounted earn-out liabilities for the 2020 acquisitions was estimated to be between $3 million and $20 million; however, there is no maximum payment amount.
2019 Acquisitions. During 2019, MasTec completed six acquisitions, one of which specializes in water infrastructure for pipeline companies and is included within the Company’s Oil and Gas segment, four of which are included within the Company’s Communications segment, including a wireline/fiber deployment construction contractor and a telecommunications company specializing in a broad range of end-to-end wireless telecommunications solutions, and one of which specializes in construction projects in the power industry and is included in the Company’s Clean Energy and Infrastructure segment. For all but one of these acquisitions, the Company acquired all of the equity interests in the related entities. For the telecommunications company specializing in wireless telecommunications solutions, the Company acquired 96% of the entity’s equity interests, with the obligation to acquire the balance over time. The aggregate purchase price for these entities, as adjusted, was composed of approximately $176.4 million in cash, net of cash acquired, and estimated earn-out liabilities totaling $40.1 million. As of December 31, 2021, the range of remaining potential undiscounted earn-out liabilities for the 2019 acquisitions was estimated to be between $2 million to $35 million; however, there is no maximum payment amount.
Pro Forma Financial Information and Acquisition Results. For the years ended December 31, 2021, 2020 and 2019, unaudited supplemental pro forma revenue totaled approximately $10.1 billion, $9.4 billion and $7.6 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $350.1 million, $366.8 million and $406.6 million, respectively.
Pro forma results. These unaudited pro forma financial results include the results of operations of acquired companies as if those companies had been consolidated as of the beginning of the year prior to their acquisition, and are provided for illustrative purposes only. These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. The Company’s unaudited pro forma financial results were prepared by adding the unaudited historical results of acquired businesses to the historical results of MasTec, and then adjusting those combined results for (i) acquisition costs; (ii) amortization expense from acquired intangible assets; (iii) interest expense from cash consideration paid; (iv) interest expense from debt repaid upon acquisition; and (iv) other purchase accounting related adjustments. These unaudited pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from these acquisitions. Future results may vary significantly due to future events and other factors, many of which are beyond the Company’s control.
    Acquisition-related results. For the years ended December 31, 2021, 2020 and 2019, the Company’s consolidated results of operations included acquisition-related revenue of approximately $1.0 billion, $229.9 million and $188.3 million, respectively. Acquisition-related revenue for INTREN totaled $436.0 million for the year ended December 31, 2021. Acquisition-related net income for the year ended December 31, 2021 totaled approximately $6.6 million, and acquisition-related net losses totaled $6.7 million and $1.4 million for the years ended December 31, 2020, and 2019, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of acquired intangible assets and exclude the effects of acquisition costs and interest expense associated with consideration paid for the related acquisitions.
Note 4 – Fair Value of Financial Instruments
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of Earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for mandatorily redeemable non-controlling interests, that are contingent upon the acquired business achieving certain levels of earnings in the future. As of December 31, 2021 and 2020, the estimated fair value of the Company’s Earn-out liabilities totaled $160.2 million and $135.2 million, respectively, of which $13.9 million and $18.8 million, respectively, related to mandatorily redeemable non-controlling interests. Earn-out liabilities included within other current liabilities totaled approximately $38.8 million and $48.1 million as of December 31, 2021 and 2020, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which, as of December 31, 2021, ranged from 12.0% to 17.9%, with a weighted average rate of 13.2% based on the relative fair value of each instrument, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of December 31, 2021, the range of potential undiscounted Earn-out liabilities was estimated to be between $38 million and $258 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. For the years ended December 31, 2021, 2020 and 2019, additions to acquisition-related contingent consideration and other liabilities from new business combinations totaled approximately $101.6 million, $7.2 million and $45.2 million, respectively. There were no measurement period adjustments for the year ended December 31, 2021. Measurement period adjustments in 2020 totaled an increase of approximately $2.1 million and related to businesses in the Company’s Communications segment, and in 2019, totaled a decrease of approximately $6.1 million and related to businesses in the Company’s Oil and Gas and Communications segments. For the year ended December 31, 2021, fair value adjustments across multiple segments totaled a net decrease of approximately $29.5 million, including a $2.8 million decrease related to mandatorily redeemable non-controlling interests. For the year ended December 31, 2020, fair value adjustments across multiple segments totaled a net increase of approximately $3.1 million, including a $1.0 million increase related to mandatorily redeemable non-controlling interests, and for the year ended December 31, 2019, fair value adjustments totaled a net increase of approximately $51.0 million, and related primarily to Earn-outs for businesses in the Company’s Oil and Gas and Communications segments. Earn-out payments totaled $47.0 million, $50.4 million and $35.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Equity Investments
The Company’s equity investments as of December 31, 2021 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s equity interests in American Virtual Cloud Technologies, Inc., or “AVCT”; (v) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (vi) certain other equity investments.
As of December 31, 2021 and 2020, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $267 million and $220 million, respectively. As of December 31, 2021 and 2020, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $20 million and $17 million, respectively. There were no impairments of these investments in any of the years then ended.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $35.3 million, $31.3 million and $27.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $7.7 million, $12.0 million and $9.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $94.8 million as of December 31, 2021. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $216 million and $175 million as of December 31, 2021 and 2020, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the year ended December 31, 2021, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $18.2 million, or $13.8 million, net of tax, and for the years ended December 31, 2020 and 2019, totaled losses of approximately $24.4 million and $19.9 million, or $18.5 million or $15.0 million, net of tax, respectively.
Other Investments. As of December 31, 2021, the Company’s investments in AVCT, which are included within other current assets in the Company’s consolidated financial statements, include (i) shares of AVCT common stock, which are equity securities and (ii) warrants for the purchase of AVCT common stock, which are derivative financial instruments. Previously, the Company’s investment in AVCT included debentures that were convertible into shares of AVCT common stock, which were available-for-sale securities. In the third quarter of 2021, the Company’s investment in AVCT convertible debentures was automatically converted into shares of AVCT common stock. As of December 31, 2021 and 2020, the Company’s ownership interest in AVCT’s common stock, including from the converted debentures, totaled approximately 3% and 9%, respectively, and its aggregate ownership interest, assuming the exercise and, as of December 31, 2020, the conversion of all legally exercisable warrants and convertible debentures into AVCT common stock, totaled approximately 6% and 21%, respectively. José R. Mas, MasTec’s Chief Executive Officer, was a director of AVCT through the end of March 2020.  The issued shares and those underlying the derivative instruments are salable at various times subject to various contractual and securities law restrictions. The Company does not have the ability to exert significant influence over the operating or financial policies of AVCT.
As of December 31, 2021 and 2020, the aggregate fair value of the Company’s investments in AVCT approximated $8 million and $17 million, respectively, with an aggregate cost approximating $6 million and $5 million, respectively. Unrealized fair value measurement activity related to the AVCT securities recorded within other income or expense, net, totaled losses of approximately $8.5 million for the year ended December 31, 2021, and totaled gains of approximately $10.1 million for the year ended December 31, 2020. The fair value of the AVCT shares is determined based on the market price of identical securities, which is a Level 1 input, beginning as of the second quarter of 2021. Previously, the fair value of the shares was adjusted for certain restrictions on sale, a Level 3 input, which restrictions expired in April 2021. In the third quarter of 2021, in conjunction with the automatic conversion of the AVCT convertible debentures into shares of AVCT common stock, the Company reclassified a gain of $0.7 million from other comprehensive income to other income, net. Prior to the conversion of the AVCT convertible debentures in the third quarter of 2021, unrealized fair value measurement activity related to the AVCT convertible debentures recognized within other comprehensive income totaled losses of approximately $1.1 million, or $0.8 million, net of tax, respectively, for the year ended December 31, 2021, and totaled gains of approximately $1.8 million, or $1.4 million, net of tax, respectively, for the year ended December 31, 2020. The fair value of the AVCT convertible debentures was determined based on Level 3 inputs.
During the first quarter of 2021, MasTec committed to fund up to $2.5 million for a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer and VIE, of which $1.7 million was funded during 2021. Equity in losses related to the Company’s proportionate share of income from this investment totaled $0.7 million for the year ended December 31, 2021. As of December 31, 2021, MasTec had less than a majority of the members on the board and determined that it did not have a controlling financial interest. The Company has the ability to exert significant influence over the VIE, and, as a result, the Company’s investment in Confluence was accounted for as an equity method investment as of December 31, 2021.
The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments, for which the Company had an aggregate investment of $20 million and $19 million as of December 31, 2021 and 2020, respectively, including $17 million and $16 million, respectively, for FM Tech. The investment in FM Tech provides for additional funding upon the resolution of certain contingencies, of which $2 million was paid in 2021. The fair value of the remaining contingent payments for FM Tech, which are included within other current liabilities, was estimated to be $3 million and $5 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the contingent payment could range up to $7 million. For the year ended December 31, 2021, the Company made equity contributions related to its investments in telecommunications entities totaling approximately $2 million, and for the years ended December 31, 2020 and 2019, made no equity contributions. Equity in losses, net, related to the Company’s proportionate share of income from these telecommunications entities totaled approximately $0.7 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively, and for the year ended December 31, 2019, was de minimis. The difference between the carrying amount of these investments and the Company’s underlying equity in the net assets of the respective entities relates primarily to equity method goodwill associated with assembled workforce for each of these entities.
Certain of these entities provide services to MasTec. Expense recognized in connection with services provided by these entities for the years ended December 31, 2021, 2020 and 2019 totaled $9.9 million, $11.5 million and $7.0 million, respectively. As of December 31, 2021 and 2020, related amounts payable to these entities totaled $0.3 million and $0.2 million, respectively. In addition, the Company has an employee leasing arrangement with one of these entities. Charges to this entity were de minimis for year ended December 31, 2021, and totaled $0.4 million for the year ended December 31, 2020. As of December 31, 2021 and 2020, related amounts receivable totaled $0.7 million and $0.4 million, respectively. Amounts advanced to these entities for the year ended December 31, 2021 totaled $0.2 million, which amount was outstanding as of December 31, 2021.
Summarized Financial Information of Equity Method Investments
The following presents summarized information for the entities that comprise the Company’s significant equity method investments (in millions):

	December 31,
	2021	2020
Current assets	$209.5	$160.3
Long-term assets	1,431.4	1,395.4
Total assets	$1,640.9	$1,555.7

Current liabilities	$89.2	$56.0
Long-term liabilities	951.1	1,024.5
Total liabilities	$1,040.3	$1,080.5

	For the Years Ended December 31,
	2021	2020	2019
Revenue	$422.7	$169.2	$152.4
Net income	$107.1	$94.7	$82.8
Senior Notes
As of both December 31, 2021 and 2020, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600.0 million, and their estimated fair value, based on an exit price approach using Level 1 inputs, totaled $619.5 million and $625.5 million, respectively. See Note 7 - Debt for information related to the Company’s debt instruments.

Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together “accounts receivable, net”) as of the dates indicated (in millions):

	December 31,
	2021	2020
Contract billings	$1,027.1	$805.0
Less allowance	(7.8)	(20.5)
Accounts receivable, net of allowance	$1,019.3	$784.5

Retainage	$296.8	$287.7
Unbilled receivables	931.1	682.0
Contract assets	$1,227.9	$969.7
Contract billings represent the amount of performance obligations that have been billed but have not yet been collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). The increase in unbilled receivables as of December 31, 2021 was driven primarily by the Company’s recent acquisitions, including from ordinary course project activity. Retainage is not considered to be a significant financing component because the intent is to protect the customer. Unbilled receivables and retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Accounts receivable balances expected to be collected beyond one year are recorded within other long-term assets. For the year ended December 31, 2021, provisions for credit losses totaled a recovery of $11.9 million resulting from successful collection of previously reserved amounts, and amounts charged against the allowance, including direct write-offs, totaled $0.8 million. For the year ended December 31, 2020, provisions for credit losses totaled $12.1 million, and amounts charged against the allowance, including direct write-offs, totaled $1.7 million. Impairment losses on contract assets were not material in any of the years ended December 31, 2021, 2020 and 2019.
Contract liabilities, which are generally classified within current liabilities on the Company’s consolidated balance sheets, consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $314.0 million and $228.4 million as of December 31, 2021 and 2020, respectively, of which deferred revenue comprised approximately $296.1 million and $203.0 million, respectively. For the years ended December 31, 2021 and 2020, the Company recognized revenue of approximately $186.9 million and $159.6 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2020 and 2019, respectively, resulting primarily from the advancement of physical progress on the related projects during the related periods.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. These arrangements, under which amounts can vary based on levels of activity, interest rates and changes in customer payment terms, improve the collection cycle time of the related receivables. Cash collected from these arrangements is reflected within cash provided by operating activities in the consolidated statements of cash flows. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $3.2 million, $5.0 million and $10.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	December 31,
	2021	2020	Estimated Useful Lives (in years)
Land	$40.0	$6.0
Buildings and leasehold improvements	94.1	40.5	3	-	40
Machinery and equipment	2,411.0	1,875.5	2	-	20
Office furniture and equipment	262.6	221.6	3	-	7
Construction in progress	32.7	26.1
Total property and equipment	$2,840.4	$2,169.7
Less accumulated depreciation and amortization	(1,404.3)	(1,187.4)
Property and equipment, net	$1,436.1	$982.3
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $176.4 million and $154.1 million as of December 31, 2021 and 2020, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $43.9 million and $34.3 million as of December 31, 2021 and 2020, respectively. Accrued capital expenditures, the effects of which are excluded from capital expenditures in the Company’s consolidated statements of cash flows given their non-cash nature, totaled $17.5 million and $13.5 million as of December 31, 2021 and 2020, respectively.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2021	2020
Senior credit facility:	November 1, 2026
Revolving loans		$772.3	$32.7
Term loan		350.0	397.5
4.50% Senior Notes	August 15, 2028	600.0	600.0
Finance lease and other obligations		310.3	288.5
Total debt obligations		$2,032.6	$1,318.7
Less unamortized deferred financing costs		(18.5)	(16.0)
Total debt, net of deferred financing costs		$2,014.1	$1,302.7
Current portion of long-term debt		137.9	145.1
Long-term debt		$1,876.2	$1,157.6
Senior Credit Facility
On November 1, 2021, the Company refunded and replaced its senior secured credit facility with a senior unsecured credit facility (the “replacement Credit Facility”). The replacement Credit Facility, among other items, extended the maturity of the senior secured credit facility from September 19, 2024 to November 1, 2026, and increased total commitments from $1.75 billion to $2.0 billion, which amount is composed of $1.65 billion of revolving commitments and a term loan with an original principal amount of $350 million (the “Term Loan”), which amount was drawn as of the closing of the replacement Credit Facility. The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million commencing in March 2023, which quarterly installments increase to approximately $4.4 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments. The replacement of the credit facility was evaluated in accordance with ASC 470-50, Debt - Modifications and Extinguishments and determined to be a debt modification. In making this determination, the Company considered whether the lenders within the syndicate remained the same or changed and whether the changes in debt terms were substantial. With exception for an immaterial amount of debt issuance costs that were written off, the debt issuance costs associated with the Company’s previous credit facility, together with the $6 million of newly incurred debt issuance costs, will be amortized over the remaining term of the replacement Credit Facility.
The replacement Credit Facility allows the Company to borrow up to an aggregate equivalent amount of $300 million in revolving advances either in Canadian dollars and/or Mexican pesos. The maximum amount available for letters of credit under the replacement Credit Facility is $650 million, of which up to $200 million can be denominated in either Canadian dollars and/or Mexican pesos. The replacement Credit Facility also provides for swing line loans of up to $125 million, and, subject to certain conditions, the Company has the option to increase revolving commitments and/or establish additional term loan tranches, as defined in the replacement Credit Facility. Subject to certain limitations described in the replacement Credit Facility, these additional term loan tranches may have terms and pricing that differ from the replacement Credit Facility.

Borrowings under the replacement Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions, equity investments or other strategic arrangements, the repurchase or prepayment of indebtedness, including repayment of term loans and potential share repurchases.
Outstanding revolving loans and the Term Loan under the replacement Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) a Eurocurrency Rate, as defined in the replacement Credit Facility, plus a margin of 1.125% to 1.625% (under the senior secured credit facility, the margin was from 1.25% to 1.75%), or (b) a Base Rate, as defined in the replacement Credit Facility, plus a margin of 0.125% to 0.625% (under the senior secured credit facility, the margin was from 0.25% to 0.75%). The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the replacement Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) the Eurocurrency Rate plus 1.00%. Financial standby letters of credit and commercial letters of credit issued under the replacement Credit Facility are subject to a letter of credit fee of 1.125% to 1.625% (under the senior secured credit facility, the letter of credit fee was from 1.25% to 1.75%), and performance standby letters of credit issued under the replacement Credit Facility are subject to a letter of credit fee of 0.3125% to 0.6875% (under the senior secured credit facility, the letter of credit fee was from 0.375% to 0.75%). The Company must also pay a commitment fee to the lenders of 0.150% to 0.225% (under the senior secured credit facility, the commitment fee was from 0.20% to 0.30%) on any unused availability under the replacement Credit Facility. In each of the foregoing cases, the applicable margin or fee is based on the Company’s Consolidated Leverage Ratio, as defined in the replacement Credit Facility, as of the then most recent fiscal quarter.
As of December 31, 2021 and 2020, outstanding revolving loans, which included $32 million and $33 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 2.32% and 1.87% per annum, respectively. The term loan accrued interest at a rate of 1.35% and 1.40% as of December 31, 2021 and 2020, respectively. Letters of credit of approximately $166.3 million and $133.6 million were issued as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, fees for performance standby letters of credit accrued at 0.4375% and 0.375% per annum, respectively, and fees for financial standby letters of credit accrued at 1.250% per annum as of both December 31, 2021 and 2020. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2021 and 2020, availability for revolving loans totaled $0.7 billion and $1.2 billion, respectively, or up to $483.7 million and $516.4 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $267.7 million and $267.3 million of availability in either Canadian dollars or Mexican pesos as of December 31, 2021 and 2020, respectively. The unused facility fee as of December 31, 2021 and 2020 accrued at a rate of 0.175% and 0.20%, respectively.
The replacement Credit Facility is guaranteed by certain subsidiaries of the Company (the “Guarantor Subsidiaries”) and the obligations under the replacement Credit Facility are not secured. Under the replacement Credit Facility, if the Loan Party EBITDA, as defined in the replacement Credit Facility, as of the last four consecutive fiscal quarters does not represent at least 80% of the Adjusted Consolidated EBITDA for such period, as defined in the replacement Credit Facility, then the Company must cause additional subsidiaries to become Guarantor Subsidiaries. Additionally, any domestic subsidiary with consolidated EBITDA of at least 15% of Adjusted Consolidated EBITDA, as defined in the replacement Credit Facility, must become a Guarantor Subsidiary and join the applicable guaranty agreements.
The replacement Credit Facility requires that the Company maintain a maximum Consolidated Leverage Ratio, as defined in the replacement Credit Facility, of not more than 3.50 as of the end of any fiscal quarter (subject to the Acquisition Adjustment described below). The replacement Credit Facility also requires that the Company maintain a minimum Consolidated Interest Coverage Ratio, as defined in the replacement Credit Facility, of at least 3.00. Additionally, subject to certain conditions, if a Permitted Acquisition, as defined in the replacement Credit Facility, or series of Permitted Acquisitions having consideration exceeding $100 million occurs during a fiscal quarter, the maximum Consolidated Leverage Ratio may be temporarily increased to up to 4.00 during such fiscal quarter and the subsequent four fiscal quarters (the “Acquisition Adjustment”). Such right may be exercised no more than two times during the term of the replacement Credit Facility. Subject to customary exceptions, the replacement Credit Facility limits the Company’s ability to engage in certain activities, including, but not limited to, acquisitions, mergers and consolidations, debt incurrence, investments, asset sales, debt prepayments, lien incurrence and the making of distributions or repurchases of the Company’s capital stock. However, distributions payable solely in common stock are permitted. The replacement Credit Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts and other remedies.
4.50% Senior Notes
On August 4, 2020, the Company issued $600 million aggregate principal amount of senior unsecured notes due August 15, 2028, which bear interest at a rate of 4.50% (the “4.50% Senior Notes”), at par in a private offering (the “Private Offering”). Interest on the 4.50% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021. The 4.50% Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness. The 4.50% Senior Notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness. The 4.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the Company’s wholly-owned domestic restricted subsidiaries that guarantee its existing credit facilities, subject to certain exceptions.
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
Other Credit Facilities. The Company has other credit facilities that support: (i) the working capital requirements of its foreign operations, and (ii) certain letter of credit issuances. Borrowings under the Company’s foreign credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. Maximum borrowing capacity under these credit facilities totaled Canadian $20.0 million as of both December 31, 2021 and 2020, or approximately $15.8 million and $15.7 million, respectively. As of both December 31, 2021 and 2020, there were no outstanding borrowings. Outstanding borrowings that are not renewed are repaid with borrowings under the replacement Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, if any, are included within other debt obligations in the table above and classified within long-term debt in the Company’s consolidated balance sheets. Additionally, the Company has a separate credit facility, which is renewable on an annual basis, under which it may issue up to $50.0 million of performance standby letters of credit.  As of December 31, 2021 and 2020, letters of credit issued under this facility totaled $22.2 million and $18.2 million, respectively, and accrued fees at 0.40% and 0.50% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both December 31, 2021 and 2020.
Contractual Maturities of Debt
Contractual maturities of MasTec’s debt, which includes finance lease obligations, as of December 31, 2021 were as follows (in millions):

2022	$137.9
2023	96.9
2024	57.6
2025	36.9
2026	1,103.3
Thereafter	600.0
Total	$2,032.6
As of December 31, 2021 and 2020, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $11.7 million and $12.4 million, respectively.
Note 8 – Lease Obligations
Finance Leases
The gross amount of assets held under finance leases as of December 31, 2021 and 2020 totaled $653.5 million and $563.0 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $468.5 million and $418.7 million as of December 31, 2021 and 2020, respectively. Depreciation expense associated with finance leases totaled $80.1 million, $68.0 million and $48.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Operating Leases
Operating lease additions for the year ended December 31, 2021 totaled $172.9 million, of which $149.3 million was acquisition-related. Operating lease additions for the years ended December 31, 2020 and 2019 totaled $28.0 million and $103.3 million, respectively.
For the years ended December 31, 2021, 2020 and 2019, rent expense for leases that have terms in excess of one year totaled approximately $107.7 million, $113.0 million and $114.5 million, respectively, of which $10.1 million, $10.0 million and $10.4 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $494.7 million, $312.0 million and $448.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of December 31, 2021 were as follows (in millions):

	Finance Leases	Operating Leases
2022	$143.4	$104.6
2023	90.1	65.5
2024	50.0	49.6
2025	19.6	32.5
2026	1.5	18.2
Thereafter	—	17.1
Total minimum lease payments	$304.6	$287.5
Less amounts representing interest	(11.6)	(15.7)
Total lease obligations, net of interest	$293.0	$271.8
Less current portion	135.8	95.4
Long-term portion of lease obligations, net of interest	$157.2	$176.4
As of December 31, 2021, finance leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 3.2%. Non-cancelable operating leases had a weighted average remaining lease term of 3.9 years and a weighted average discount rate of 2.9% as of December 31, 2021.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company’s stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance, include: the MasTec, Inc. 2013 Incentive Compensation Plan (as amended from time to time, the “2013 Incentive Plan”), the MasTec, Inc. Amended and Restated Bargaining Units Employee Stock Purchase Plan (the “2013 Bargaining Units ESPP”) and the MasTec, Inc. 2011 Amended and Restated Employee Stock Purchase Plan (the “2011 ESPP,” and, together with the 2013 Bargaining Units ESPP, the “ESPPs”). The 2013 Incentive Plan was amended in May 2021, which increased the shares of MasTec, Inc. common stock reserved and available for delivery pursuant to awards by 1,150,000 shares. The 2013 Incentive Plan permits a total of approximately 8,541,000 shares of the Company’s common stock to be issued. Under the Company’s ESPPs, shares of the Company’s common stock are available for purchase by eligible participants, which collectively permit the issuance of up to 3,000,000 new shares of MasTec, Inc. common stock. Under all stock-based compensation plans in effect as of December 31, 2021, there were approximately 3,525,000 shares available for future grant.
Non-cash stock-based compensation expense under all plans totaled $24.8 million, $21.9 million and $16.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $8.5 million, $5.7 million and $7.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $3.8 million, $0.5 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of December 31, 2021, total unearned compensation related to restricted shares was approximately $42.3 million, which amount is expected to be recognized over a weighted average period of approximately 2.1 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $37.4 million, $16.8 million and $25.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2019	1,221,593	$45.36
Granted	1,246,583	30.77
Vested	(372,445)	39.88
Canceled/forfeited	(250,390)	57.95
Non-vested restricted shares, as of December 31, 2020	1,845,341	$34.90
Granted	338,446	89.20
Vested	(403,538)	42.32
Canceled/forfeited	(31,564)	32.96
Non-vested restricted shares, as of December 31, 2021	1,748,685	$43.73
(a)    Includes 1,300 and 2,300 restricted stock units as of December 31, 2021 and 2020, respectively. There were no restricted stock units as of December 31, 2019.
Employee Stock Purchase Plans. For the year ended December 31, 2021, 86,510 shares were purchased by participants under the Company’s ESPPs for $7.0 million, which shares were delivered with shares reacquired by the Company on the open market. For the years ended December 31, 2020 and 2019, 239,322 shares and 111,136 shares, respectively, were purchased by participants under the Company’s ESPPs for $7.1 million and $4.7 million, respectively, which shares were delivered with shares newly issued by the Company. Compensation expense associated with the Company’s ESPPs totaled approximately $1.2 million, $2.2 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
401(k) Plan. MasTec has a 401(k) plan covering all eligible employees, which allows participants to contribute up to 75% of their pre-tax annual compensation to the plan, subject to certain limitations. Company contributions under the plan are based upon a percentage of the employee’s salary, subject to certain limitations as defined by the plan. During the years ended December 31, 2021, 2020 and 2019, matching contributions totaled approximately $23.1 million, $19.3 million and $16.5 million, respectively.
Deferred Compensation Plans. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. The Company also offers a deferred compensation plan to its Board of Directors, under which directors may elect to defer the receipt of compensation for their services. Total deferred compensation plan assets, which are included within other long-term assets in the consolidated balance sheets, totaled $17.5 million and $14.1 million as of December 31, 2021 and 2020, respectively. Total deferred compensation plan liabilities, which are included within other long-term liabilities in the consolidated balance sheets, totaled $18.7 million and $15 million as of December 31, 2021 and 2020, respectively.
Note 10 – Other Retirement Plans
Multiemployer Plans
As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to MEPPs. The PPA defines the funding rules for defined benefit pension plans and establishes funding classifications for U.S.-registered multiemployer pension plans. Under the PPA, plans are classified into one of five categories based on multiple factors, which categories are also referred to as a plan’s “zone status”: Green (safe), Yellow (endangered), Orange (seriously endangered), and Red (critical or critical and declining). Factors included in the determination of a plan’s zone status include: funded percentage, cash flow position and whether the plan is projecting a minimum funding deficiency.
A multiemployer plan that is so underfunded as to be in “endangered,” “seriously endangered,” “critical,” or “critical and declining” status, as determined under the PPA, is required to adopt a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”), which, among other actions, could include decreased benefits and increased employer contributions, which could take the form of a surcharge on benefit contributions. These actions are intended to improve their funding status over a period of years. If a pension fund is in critical status, a participating employer must pay an automatic surcharge in addition to contributions otherwise required under the collective bargaining agreement (“CBA”). With some exceptions, the surcharge is equal to 5% of required contributions for the initial critical year and 10% for each succeeding plan year in which the plan remains in critical status. The surcharge ceases on the effective date of a CBA or other agreement that includes contribution and benefit terms consistent with the rehabilitation plan. Certain plans in which the Company participates are in “endangered,” “seriously endangered,” “critical,” or “critical and declining” status. The amount of additional funds, if any, that the Company may be obligated to contribute to these plans in the future cannot be estimated due to the uncertainty of the future levels of work that could be required of the union employees covered by these plans, as well as the required future contribution rates and possible surcharges applicable to these plans. See Note 14 - Commitments and Contingencies for additional information.

Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions (in millions) For the Years Ended December 31,				Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2021	2020	2019	Expiration Date of CBA	2021	As of		2020	As of		FIP/RP Status	Surcharge
National Electrical Benefit Fund	530181657	001	$5.9	$1.6	$1.2	Varies through 5/31/2026	Green	12/31/2020		Green	12/31/2019		NA	No
IBEW Local 1249 Pension Plan	156035161	001	1.4	3.7	3.2	5/4/2025	Green	12/31/2020		Green	12/31/2019		NA	No
Local Union 9 IBEW and Outside Contractors Pension Fund	516077720	001	4.7	0.0	0.0	5/31/2025	Green	10/31/2020	(a)	Green	10/31/2019	(a)	NA	No
Central Pension Fund of the IUOE & Participating Employers	366052390	001	27.4	5.6	12.6	Varies through 5/31/2027	Green	1/31/2021		Green	1/31/2020		NA	No
Laborers' District Council of Western Pennsylvania Pension Fund	256135576	001	3.1	1.8	1.9	5/31/2023	Yellow	12/31/2020		Yellow	12/31/2019		Implemented	No
Central Laborers' Pension Fund	376052379	001	1.3	0.8	1.3	Varies through 5/31/2023	Yellow	12/31/2020	(b)	Yellow	12/31/2019	(b)	Implemented	No
Pipeline Industry Pension Fund	736146433	001	10.9	2.6	9.6	5/31/2023	Green	12/31/2020		Green	12/31/2019	(a)	NA	No
Laborers' National Pension Fund	751280827	001	3.8	0.8	3.0	Varies through 5/31/2023	Red	12/31/2020		Red	12/31/2019		Implemented	No
Teamsters National Pipeline Pension Fund	461102851	001	6.2	1.8	4.5	5/31/2023	Green	12/31/2020	(a)	Green	12/31/2019	(a)	NA	No
Michigan Laborers' Pension Plan	386233976	001	1.6	0.4	1.1	5/31/2023	Yellow	8/31/2021		Yellow	8/31/2020	(b)	Implemented	No
West Virginia Laborers' Pension Trust Fund	556026775	001	2.5	1.4	4.9	5/31/2023	Green	3/31/2021	(a)	Green	3/31/2020	(a)	NA	No
Minnesota Laborers' Pension Fund	416159599	001	5.1	0.8	0.8	5/31/2023	Green	12/31/2020		Green	12/31/2019		NA	No
International Union of Operating Engineers Local 132 Pension Fund	556015364	001	1.4	1.2	5.0	5/31/2023	Green	3/31/2021	(a)	Green	3/31/2020	(a)	NA	No
Employer- Teamsters Local Nos. 175 & 505 Pension Trust Fund	556021850	001	0.6	0.6	1.7	5/31/2023	Red	12/31/2020	(a), (b)	Red	12/31/2019	(a), (b)	Implemented	No
Minnesota Teamsters Construction Division Pension Fund	416187751	001	3.1	0.2	0.0	5/31/2023	Green	11/30/2020		Green	11/30/2019		NA	No
Other funds			15.0	6.7	16.1
Total multiemployer pension plan contributions			$94.0	$30.0	$66.9
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

The number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans and the related number of employees covered by these plans for the periods indicated were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
For the Years Ended December 31:	Low	High	Pension	Other Multiemployer	Total
2021	2,412	6,979	$94.0	$34.1	$128.1
2020	1,119	2,412	$30.0	$7.5	$37.5
2019	1,119	5,349	$66.9	$5.7	$72.6
The fluctuations in the number of employees covered under multiemployer plans and related contributions in the table above related primarily to the timing of activity for the Company’s union resource-based projects, the majority of which are within its oil and gas operations, as well as the effect of the Company’s 2021 acquisitions within its Power Delivery segment.
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
For the year ended December 31, 2021, there were no share repurchases under the Company’s share repurchase programs. For the year ended December 31, 2020, the Company repurchased 3.6 million shares of its common stock, substantially all of which were repurchased in the first quarter, for an aggregate purchase price totaling approximately $120.2 million. Of the total repurchased shares, 0.6 million were repurchased for $28.8 million under a $150 million share repurchase program that was established in September 2018 and completed in the first quarter of 2020, and 3.0 million were repurchased for $91.4 million under the Company’s December 2018 $100 million share repurchase program. For the year ended December 31, 2019, share repurchases under the Company’s September 2018 $150 million share repurchase program totaled approximately $0.6 million.
As of December 31, 2021, $158.6 million was available for future share repurchases under all of the Company’s open share repurchase programs, which included $8.6 million under the Company’s December 2018 share repurchase program, and the full amount of the Company’s March 2020 $150 million share repurchase program.
Accumulated Other Comprehensive Loss
A rollforward of activity within accumulated other comprehensive income (loss) for the periods indicated was as follows (in thousands):

	For the Years Ended December 31,
	2021			2020			2019
	Foreign Currency	Other	Total	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(64,272)	$(27,172)	$(91,444)	$(65,685)	$(10,021)	$(75,706)	$(65,496)	$5,002	$(60,494)
Unrealized gains (losses), net of tax	258	12,410	12,668	1,413	(17,151)	(15,738)	(189)	(15,023)	(15,212)
Balance as of December 31	$(64,014)	$(14,762)	$(78,776)	$(64,272)	$(27,172)	$(91,444)	$(65,685)	$(10,021)	$(75,706)
Unrealized foreign currency translation activity, net, for the three years in the period ended December 31, 2021 relates to the Company’s operations in Canada and Mexico. For the year ended December 31, 2021, unrealized investment activity, net, includes unrealized gains on the Waha JV swaps, offset, in part, by unrealized losses on the AVCT convertible debentures. The net unrealized gain on the AVCT convertible debentures was reclassified into other income, net, in conjunction with their conversion into shares of AVCT common stock in 2021. Unrealized investment activity, net, for the year ended December 31, 2020 includes unrealized losses on the Waha JV swaps, offset, in part, by unrealized gains on the AVCT convertible debentures. Unrealized investment activity, net, for the year ended 2019 relates to the Waha JV swaps. See Note 4 - Fair Value of Financial Instruments for additional information pertaining to the Waha JV swaps and AVCT convertible debentures.

Note 12 – Income Taxes
The components of income before income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Domestic	$414.1	$435.9	$452.2
Foreign	16.0	(10.7)	58.7
Total	$430.1	$425.2	$510.9
The provision for income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Current:
Federal	$36.9	$70.6	$77.4
Foreign	1.5	2.1	6.2
State and local	9.0	22.6	15.6
	$47.4	$95.3	$99.2
Deferred:
Federal	$37.0	$14.8	$22.4
Foreign	(0.1)	(9.8)	(2.8)
State and local	15.0	2.2	(2.0)
	$51.9	$7.2	$17.6
Provision for income taxes	$99.3	$102.5	$116.8
The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated were as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Accrued insurance	$42.2	$31.1
Operating loss carryforwards and tax credits	80.7	82.1
Compensation and benefits	36.1	32.8
Bad debt	1.6	3.7
Other	15.4	12.3
Valuation allowance	(54.2)	(45.8)
Total deferred tax assets	$121.8	$116.2
Deferred tax liabilities:
Property and equipment	$310.1	$205.0
Goodwill	77.9	58.7
Other intangible assets	58.7	30.7
Gain on remeasurement of equity investee	7.2	7.0
Revenue recognition	1.6	22.4
Investments in unconsolidated entities	99.7	79.8
Other	17.0	15.5
Total deferred tax liabilities	$572.2	$419.1
Net deferred tax liabilities	$(450.4)	$(302.9)
In assessing the ability to realize the Company’s deferred tax assets, management considers whether it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the Company’s projected future taxable income and prudent and feasible tax planning strategies in making this assessment. The Company’s valuation allowances as of December 31,

2021 and 2020 are related primarily to foreign net operating losses and deferred tax assets.
The Company’s deferred tax assets for its state net operating loss carryforwards, which may be carried forward from 0 years to indefinitely, depending on the jurisdiction, totaled approximately $18.6 million and $15.7 million as of December 31, 2021 and 2020, respectively. The Company’s deferred tax assets for its foreign net operating loss carryforwards, which are primarily related to the Company’s Canadian operations, totaled approximately $57.7 million and $66.0 million as of December 31, 2021 and 2020, respectively. The Canadian net operating loss carryforwards, which make up the majority of the foreign net operating loss carryforwards, begin to expire in 2031. The Company’s deferred tax assets for its federal net operating loss carryforwards, which begin to expire in 2022, totaled $2.9 million and $0.1 million as of December 31, 2021 and December 31, 2020, respectively.
The Company is generally free of additional U.S. federal tax consequences on distributed foreign subsidiary earnings due to a dividends received deduction implemented as part of the move to a territorial tax system in connection with the Tax Cuts and Jobs Act of 2017. The Company has generally not made a provision for income taxes on unremitted foreign earnings because such earnings are insignificant and are intended to be indefinitely reinvested outside the United States. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future.
A reconciliation of the U.S. statutory federal income tax rate related to pretax income to the effective tax rate for the periods indicated is as follows:

	For the Years Ended December 31,
	2021	2020	2019
U.S. statutory federal rate applied to pretax income	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.3	4.3	3.2
Foreign tax rate differential	0.1	(0.2)	0.2
Non-deductible expenses	0.3	1.5	1.7
Goodwill and intangible assets	0.4	(0.2)	(0.5)
Change in tax rate	1.6	0.6	(1.5)
Other	0.8	(0.6)	(1.0)
Tax credits	(4.8)	(1.2)	(0.6)
Stock basis adjustment	(0.9)	0.0	(1.8)
Valuation allowance for deferred tax assets	0.3	(1.1)	2.2
Effective income tax rate	23.1%	24.1%	22.9%
A reconciliation of the beginning and ending amount of uncertain tax positions including interest and penalties is as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Beginning balance	$18.4	$13.5	$9.4
Additions based on tax positions related to the current year	4.4	1.5	3.7
Additions for tax positions of prior years	6.8	3.4	0.7
Reductions for tax positions of prior years	—	—	(0.3)
Settlements	(5.1)	—	—
Lapse of statute of limitations	(0.8)	—	—
Ending balance	$23.7	$18.4	$13.5
The Company classifies interest, penalties and recoveries related to uncertain tax positions as a component of income tax expense in the consolidated statements of operations. Income tax expense (benefit) related to uncertain tax positions totaled a net benefit of $0.3 million for the year ended December 31, 2021 and totaled expense of $1.4 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. Accrued interest and penalties related to uncertain tax positions were $2.3 million and $2.6 million as of December 31, 2021 and 2020, respectively. The effect on the Company’s tax rate if it were to recognize its gross unrecognized tax benefits as of December 31, 2021 approximates $23.7 million, including interest and penalties.
The IRS has examined the Company’s federal income tax returns through 2017. The IRS examinations for 2016 and 2017 were recently completed, which examinations resulted in an immaterial refund. Certain foreign and state taxing authorities are examining various years. The final outcome of these examinations is not yet determinable. With few exceptions, as of December 31, 2021, the Company is no longer subject to state examinations by taxing authorities for years before 2018.

Note 13 – Segments and Related Information
Segment Discussion
The Company manages its operations under five operating segments, which represent its five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery and (5) Other. This structure is generally focused on broad end-user markets for the Company’s labor-based construction services. All five reportable segments derive their revenue from the engineering, installation and maintenance of infrastructure, primarily in North America.
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, as well as infrastructure for utilities, among others. The Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage for renewable energy and various types of heavy civil and industrial infrastructure. The Company performs engineering, construction and maintenance services for pipelines and processing facilities for the energy and utilities industries through its Oil and Gas segment. The Power Delivery segment primarily serves the energy and utility industries through the engineering, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas transmission lines, distribution network systems and substations. The Other segment includes certain equity investees, the services of which vary from those provided by the Company’s primary segments, as well as other small business units that perform construction and other services for certain international end-markets.
The accounting policies of the reportable segments are the same as those described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies. Intercompany revenue and costs among the reportable segments are accounted for as if the sales were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenue and costs between entities within a reportable segment are eliminated to arrive at segment totals. Eliminations between segments are separately presented. Corporate results include amounts related to corporate functions such as administration, including for legal and professional matters, changes in the fair value of Earn-outs and certain investments, acquisition-related transaction costs and other discrete items, including goodwill and/or intangible asset impairment. Segment results include certain allocations of centralized costs such as general liability, medical and workers’ compensation insurance and certain information technology and interest costs. Income tax expense, which is recorded within corporate results, is managed on a consolidated basis and is not allocated to the reportable segments.
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

	For the Years Ended December 31,
Revenue:	2021	2020	2019
Communications (a)	$2,551.1	$2,512.2	$2,618.8
Clean Energy and Infrastructure	1,865.0	1,526.9	1,034.3
Oil and Gas	2,540.5	1,789.8	3,117.2
Power Delivery	1,016.8	506.5	413.9
Other	0.0	0.6	0.2
Eliminations	(21.6)	(15.0)	(1.2)
Consolidated revenue	$7,951.8	$6,321.0	$7,183.2
(a)    Revenue generated primarily by utilities customers represented 20.8%, 15.6% and 15.0% of Communications segment revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

	For the Years Ended December 31,
EBITDA:	2021	2020	2019
Communications	$269.5	$270.1	$208.8
Clean Energy and Infrastructure	75.0	80.4	40.1
Oil and Gas	557.6	510.9	634.2
Power Delivery	68.0	14.9	29.5
Other	33.8	30.7	26.5
Corporate	(97.5)	(124.5)	(115.7)
Consolidated EBITDA	$906.3	$782.5	$823.4

For the year ended December 31, 2021, Corporate EBITDA included a bargain purchase gain of $3.5 million and acquisition and integration costs of $3.6 million. In 2020, Corporate EBITDA included $5.6 million of debt extinguishment losses, and in 2019, included $3.3 million of indefinite-lived pre-qualification intangible asset impairment charges.

	For the Years Ended December 31,
Depreciation and Amortization:	2021	2020	2019
Communications	$99.3	$87.1	$65.0
Clean Energy and Infrastructure	43.5	18.2	14.1
Oil and Gas	207.8	156.6	127.2
Power Delivery	61.5	24.7	20.0
Other	0.0	0.1	0.1
Corporate	10.7	11.1	9.1
Consolidated depreciation and amortization	$422.8	$297.8	$235.5

	As of December 31,
Assets:	2021	2020	2019
Communications	$2,031.5	$1,941.9	$1,958.1
Clean Energy and Infrastructure	1,067.0	653.7	570.5
Oil and Gas	1,450.6	1,631.1	1,762.4
Power Delivery	2,209.4	541.6	463.9
Other	238.1	191.8	192.2
Corporate	124.8	267.8	49.9
Consolidated segment assets	$7,121.4	$5,227.8	$4,997.0

	For the Years Ended December 31,
Capital Expenditures:	2021	2020	2019
Communications	$50.6	$38.4	$36.0
Clean Energy and Infrastructure	44.6	14.0	12.7
Oil and Gas	55.7	149.2	59.7
Power Delivery	13.0	3.8	6.8
Other	0.0	0.0	0.0
Corporate	6.2	8.3	11.3
Consolidated capital expenditures	$170.1	$213.7	$126.5

	For the Years Ended December 31,
EBITDA Reconciliation:	2021	2020	2019
Income before income taxes	$430.1	$425.2	$510.9
Plus:
Interest expense, net	53.4	59.6	77.0
Depreciation	345.6	258.8	212.5
Amortization	77.2	38.9	23.0
Consolidated EBITDA	$906.3	$782.5	$823.4
Foreign Operations and Other. MasTec operates primarily in the United States and Canada, and, to a far lesser extent, in Mexico, the Caribbean and India. Revenue derived from U.S. operations totaled $7.8 billion, $6.2 billion and $6.9 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Revenue derived from foreign operations totaled $165.2 million, $133.1 million and $233.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, substantially all was derived from the Company’s Canadian operations in its Oil and Gas segment, and, to a lesser extent, from the Company’s operations in Mexico. Long-lived assets held in the U.S. included property and equipment, net, of $1,411.6 million, $959.5 million and $874.7 million as of December 31, 2021, 2020 and 2019, respectively, and, for the Company’s businesses in foreign countries, totaled $24.5 million, $22.8 million and $31.1 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $2.1 billion as of December 31, 2021, and totaled $1.4 billion as of both December 31, 2020 and 2019. For the Company’s businesses in foreign countries, intangible assets and goodwill, net, totaled approximately $43.8 million, $50.5 million and $56.4 million, as of December 31, 2021, 2020 and 2019, respectively. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of December 31, 2021, amounts due from customers from which foreign revenue was derived accounted for approximately 2% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. As of both December 31, 2020 and 2019, amounts due from customers from which foreign revenue was derived accounted for approximately 5% of the Company’s consolidated net accounts receivable position. Revenue from governmental entities for the years ended December 31, 2021, 2020 and 2019 totaled approximately 5%, 2% and 1%, respectively, of total revenue, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Customer:
Enbridge, Inc. (a)	16%	4%	—%
AT&T (excluding DIRECTV®) (b)	9%	15%	15%
Equitrans Midstream Corporation (c)	4%	3%	11%
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
Note 14 – Commitments and Contingencies
MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business, including project contract price disputes, other project-related liabilities and acquisition purchase price disputes. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. The outcome of such cases, claims and disputes cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In the third quarter of 2021, a settlement was finalized in favor of MasTec for approximately $25.0 million, of which $19.0 million is due in 2022. Net of legal and other costs incurred, the Company recorded $5.0 million of other income related to this settlement in the Company’s financial statements in the third quarter of 2021.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2021 and 2020, there were $188.5 million and $151.8 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of December 31, 2021 or 2020.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2021 and 2020, outstanding performance and payment bonds approximated $2,155.2 million and $764.8 million, respectively, and estimated costs to complete projects secured by these bonds totaled $768.8 million and $263.2 million as of December 31, 2021 and 2020, respectively. Included in these balances as of December 31, 2021 is $115.0 million of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests ranging from 30% to 50% in three civil construction projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of December 31, 2021, the Company was not aware of material future claims against it in connection with these arrangements. For the year ended December 31, 2021, the Company provided $0.7 million of project-related financing to its contractual joint ventures, for which no amounts were outstanding as of December 31, 2021.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. As of December 31, 2021 and 2020, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $189.8 million and $129.6 million, respectively, of which $126.5 million and $86.1 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.2 million and $4.3 million as of December 31, 2021 and 2020, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $125.7 million and $59.3 million as of December 31, 2021 and 2020, respectively. Outstanding surety bonds related to self-insurance programs amounted to $52.9 million and $37.4 million as of December 31, 2021 and 2020, respectively.
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
Collective Bargaining Agreements and Multiemployer Plans. As discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies and Note 10 - Other Retirement Plans, certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits and contribute certain amounts to MEPPs. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), which governs U.S.-registered MEPPs, subjects employers to substantial liabilities in the event of an employer’s complete or partial withdrawal from, or upon termination of, such plans.
The Company currently contributes, and in the past, has contributed, to plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of December 31, 2021, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2021 and 2020, the Company had accrued project close-out liabilities of approximately $40 million and $20 million, respectively. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.

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
Concentrations of Risk. The Company is subject to certain risk factors, including, but not limited to: governmental and/or regulatory changes, including governmental permitting, or from climate-related matters, or other factors affecting the industries in which the Company operates; changes in customers’ capital spending plans; risks related to market conditions, market uncertainty, including from health outbreaks such as the COVID-19 pandemic and/or economic downturns or other economic factors, including supply chain disruptions, inflationary risk or rising interest rates; risks related to the Company’s acquisitions and strategic investment arrangements, including acquisition integration and financing; availability of qualified employees; risks related to rapid technological changes or customer consolidation; competition; the ability to manage projects effectively and in accordance with management’s estimates; the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice; customer disputes related to the performance of services; seasonality, adverse weather conditions and fluctuations in operational factors; potential exposure to environmental liabilities; exposure from system or information technology interruptions; recoverability of goodwill; collectibility of receivables and resolution of unapproved change orders; the adequacy of our reserves; exposure to litigation; exposure related to foreign operations; and exposure to multiemployer pension plan liabilities. The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors, including from current economic uncertainty. However, MasTec generally has certain lien rights on that work and maintains a diverse customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. MasTec’s customers include: public and private energy providers; wireless and wireline/fiber service providers; broadband operators; install-to-the-home service providers; pipeline operators; civil infrastructure providers; and government entities. The industries served by MasTec’s customers include the communications and utilities industries, including the power industry, among others. In the third quarter of 2021, DIRECTV® was spun off from AT&T. As a result, for customer reporting purposes, AT&T and DIRECTV® are reported separately and all prior periods have been updated to give retroactive effect to the spin off of DIRECTV® from AT&T. The Company had approximately 460 customers for the year ended December 31, 2021. As of December 31, 2021, there were no customers that represented greater than 10% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. As of December 31, 2020, two customers each accounted for approximately 15% and 12%, respectively, of the Company’s consolidated net accounts receivable position. In addition, the Company derived 54%, 55% and 62%, of its revenue from its top ten customers for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing and business development activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the years ended December 31, 2021, 2020 and 2019, such payments to related party entities totaled approximately $81.2 million, $80.9 million and $108.0 million, respectively. Payables associated with such arrangements totaled approximately $0.6 million and $8.9 million as of December 31, 2021 and 2020, respectively. Revenue from such related party arrangements totaled approximately $4.2 million, $4.1 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Related amounts receivable, net, totaled approximately $0.4 million and $0.5 million as of December 31, 2021 and 2020, respectively.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. MasTec paid CCI $23.2 million, $6.8 million and $41.7 million, net of rebates for the years ended December 31, 2021, 2020 and 2019, respectively, related to this activity. Amounts payable to CCI, net of rebates receivable, totaled approximately $0.8 million and $4.2 million as of December 31, 2021 and 2020, respectively. The Company has also rented equipment to CCI. Revenue from equipment rentals to CCI totaled approximately $0.1 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively. There were no related receivables as of December 31, 2021, and as of December 31, 2020, related receivables were de minimis.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the years ended December 31, 2021, 2020 and 2019, MasTec incurred subcontracting expenses of approximately $90.3 million, $1.9 million and $10.3 million, respectively, under these arrangements. As of December 31, 2021 and 2020, related amounts payable totaled approximately $0.5 million and $1.4 million, respectively.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. MasTec paid approximately $2.6 million for both the years ended December 31, 2021 and 2020 related to this leasing arrangement, and for the year ended December 31, 2019, paid approximately $2.4 million.
MasTec performs construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are minority owners. Services provided by MasTec have included the construction of a soccer facility and stadium as well as wireless infrastructure services. For the year ended December 31, 2021, charges under these arrangements were de minimis, and for the years ended December 31, 2020 and 2019, MasTec charged approximately $7.1 million and $12.6 million, respectively. Related amounts outstanding as of December 31, 2021 and 2020, were de minimis. Payments for other expenses related to the Franchise totaled $0.6 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively, for which there were no amounts outstanding as of either December 31, 2021 or 2020.

MasTec leases employees and provides satellite communication services to a customer in which Jorge Mas and José R. Mas own a majority interest. Charges to this customer under these arrangements totaled approximately $1.2 million, $1.3 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, related amounts receivable totaled approximately $0.8 million and $0.9 million, respectively.
In connection with one of its 2021 acquisitions, the Company advanced approximately $1.0 million to the former owner of the acquired business, which amount is outstanding as of December 31, 2021. Additionally, a separate 2021 acquisition has investments in certain entities, each of which is 49% owned by the Company, and is accounted for as an equity method investment. The Company has line of credit arrangements with these investees, providing for up to $8.5 million of borrowing availability, of which $0.4 million was drawn as of December 31, 2021, which amount is included within other current assets. In 2018, the Company acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas was a minority owner at the time of acquisition. During the third quarter of 2021, certain provisions relating to contingent consideration within the purchase agreement were clarified, for which the net impact is expected to be insignificant. For the year ended December 31, 2021, the Company paid $0.8 million of contingent consideration related to this agreement.
The Company, through a 2020 acquisition, has a 25% interest in an entity, under which the acquired business and the 25% owned entity have a subcontracting arrangement. The Company’s interest in this entity, for which post acquisition operating activity is de minimis, is accounted for as an equity method investment. As of December 31, 2021 and 2020, the Company’s net investment in this entity was a liability of approximately $1.6 million and $2.0 million, respectively, which net amount includes approximately $2.3 million and $1.9 million, respectively, of accounts receivable, net, less deferred revenue, related to the subcontracting arrangement. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. For the years ended December 31, 2021 and 2020, approximately $0.8 million and $0.9 million, respectively, of income and recovery of costs was recognized in connection with these arrangements, and as of both December 31, 2021 and 2020, related amounts receivable totaled $0.4 million. In addition, for the year ended December 31, 2020, the Company advanced $1.2 million on behalf of this entity, which amount was collected as of December 31, 2020.
One of the Company’s subsidiaries has a subcontracting arrangement with a contractual joint venture in which it holds a 35% undivided interest, for which the related project was complete as of December 31, 2021. Outstanding performance guarantees on behalf of this contractual joint venture totaled Canadian $9.7 million and $26.4 million as of December 31, 2021 and 2020, respectively, or approximately $7.7 million and $20.7 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. In 2021, the Company acquired an additional 15% of the non-controlling interests in one of these entities from two members of subsidiary management for $6.8 million in cash.
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
The Company paid approximately $1.1 million in each of the years ended December 31, 2021, 2020 and 2019 in connection with the split dollar agreements for Jorge Mas, and paid approximately $0.7 million in each of the years ended December 31, 2021, 2020 and 2019 in connection with the split dollar agreements for José R. Mas. Life insurance assets associated with these agreements, which amounts are included within other long-term assets, totaled approximately $24.0 million and $22.2 million as of December 31, 2021 and 2020, respectively.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
Item 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of 12 of the 14 entities acquired in 2021. All of these acquisitions are included in the 2021 consolidated financial statements in this Form 10-K. These acquisitions’ total assets constituted approximately 29% of the Company’s total assets as of December 31, 2021 and represented approximately 11% and 4% of the Company’s revenue and net income, respectively, for the year then ended.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2021 and has expressed an unqualified opinion thereon as stated in their report that is included in Item 8. “Financial Statements and Supplementary Data,” of this Form 10-K.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida
Opinion on Internal Control over Financial Reporting
We have audited MasTec, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 12 of the 14 entities acquired in 2021, which are included in the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended. These entities constituted approximately 29% of total assets as of December 31, 2021, and approximately 11% and 4% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of these acquired entities because of the timing of their acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these acquired entities.
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
/s/ BDO USA, LLP
Miami, Florida
March 1, 2022

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information about directors, executive officers and corporate governance required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2021, which included: the 2013 Incentive Plan; the 2011 ESPP; and the 2013 Bargaining Units ESPP.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	N/A	N/A	3,525,009	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A		3,525,009
(1)Under the 2013 Incentive Plan, 2,074,032 shares were available for issuance as of December 31, 2021. Under the 2011 ESPP and 2013 Bargaining Units ESPP, 517,606 shares and 933,371 shares, respectively, were available for issuance as of December 31, 2021.
The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders.
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

10.3+	MasTec, Inc. Amended and Restated Deferred Compensation Plan, filed as Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on February 25, 2021 and incorporated by reference herein.
10.4+
Employment Agreement, effective as of January 1, 2010, between MasTec, Inc. and Robert Apple, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.5+
First Amendment to the Employment Agreement between MasTec, Inc. and Robert Apple, dated March 31, 2014, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.6+
MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan., filed as Exhibit 10.5 to our Annual Report on Form 10-K filed with the SEC on February 25, 2021 and incorporated by reference herein.

10.7*
Credit Agreement, dated as of November 1, 2021, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.

10.8*	Subsidiary Guaranty Agreement, dated as of November 1, 2021, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent.
10.9+
Employment Agreement, dated April 18, 2007, by and between MasTec, Inc. and José R. Mas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 20, 2007 and incorporated by reference herein.

10.10+
Employment Agreement, dated as of March 31, 2014, by and between MasTec, Inc. and Alberto de Cardenas, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.11+
First Amendment to the Employment Agreement between MasTec, Inc. and Jose R. Mas, dated March 31, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.12+	MasTec, Inc. Amended and Restated Bargaining Units ESPP. filed as Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 25, 2021 and incorporated by reference herein.
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

10.21+
First Amendment to the Employment Agreement between MasTec, Inc. and George Pita , dated March 31, 2014, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.22+	MasTec, Inc. Deferred Fee Plan for Directors (as amended and restated), filed as Exhibit 10.38 to our Form 8-K filed with the SEC on December 23, 2005 and incorporated by reference herein.
21*	Subsidiaries of MasTec, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
(1)    SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.
*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensation plan arrangement.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expense		Other Additions	(Deductions)		Balance at End of Period
Year ended December 31, 2021
Allowance for credit losses	$20.5	$2.8	(a)	$—	$(15.5)	(b)	$7.8
Allowance for unbilled receivables and project close-out liabilities	50.4	67.0	(a)	—	(20.6)	(b)	96.8
Valuation allowance for inventory	8.5	3.1	(c)	—	(0.5)	(d)	11.1
Valuation allowance for deferred tax assets	45.8	9.4	(e)	—	(1.0)	(f)	54.2
Total	$125.2	$82.3		$—	$(37.6)		$169.9
Year ended December 31, 2020
Allowance for credit losses	$10.1	$12.1	(a)	$—	$(1.7)	(b)	$20.5
Allowance for unbilled receivables and project close-out liabilities	57.3	38.5	(a)	—	(45.4)	(b)	50.4
Valuation allowance for inventory	7.7	1.8	(c)	—	(1.0)	(d)	8.5
Valuation allowance for deferred tax assets	48.8	6.8	(e)	—	(9.8)		45.8
Total	$123.9	$59.2		$—	$(57.9)		$125.2
Year ended December 31, 2019
Allowance for credit losses	$16.3	$1.7	(a)	$—	$(7.9)	(b)	$10.1
Allowance for unbilled receivables and project close-out liabilities	48.0	49.7	(a)	—	(40.4)	(b)	57.3
Valuation allowance for inventory	7.8	2.1	(c)	—	(2.2)	(d)	7.7
Valuation allowance for deferred tax assets	40.6	8.2	(e)	—	—		48.8
Total	$112.7	$61.7		$—	$(50.5)		$123.9

(a)    Provisions for receivables and project close-out liabilities.
(b)    Write-offs of and reversals for receivables and project close-out liabilities.
(c)    Provisions for obsolete inventory and other adjustments to net realizable value.
(d)    Inventory write-offs.
(e)    Additions related to federal, foreign and state attributes.
(f)     Deductions related to federal, foreign and state attributes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 1, 2022.

MASTEC, INC.

/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2022.

/s/ JORGE MAS	Chairman of the Board of Directors
Jorge Mas

/s/ JOSÉ R. MAS	Chief Executive Officer and Director
José R. Mas	(Principal Executive Officer)

/s/ GEORGE L. PITA	Executive Vice President and Chief Financial Officer
George L. Pita	(Principal Financial and Accounting Officer)

/s/ C. ROBERT CAMPBELL	Director
C. Robert Campbell

/s/ ERNST N. CSISZAR	Director
Ernst N. Csiszar

/s/ ROBERT J. DWYER	Director
Robert J. Dwyer

/s/ JULIA L. JOHNSON	Director
Julia L. Johnson

/s/ JAVIER PALOMAREZ	Director
Javier Palomarez