Form 10-Q
period 2022-03-31
MASTEC INC
filed 2022-05-05
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of May 2, 2022, MasTec, Inc. had 75,899,836 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2022

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenue	$1,954,400	$1,775,424
Costs of revenue, excluding depreciation and amortization	1,733,316	1,513,859
Depreciation	85,194	79,264
Amortization of intangible assets	25,589	11,247
General and administrative expenses	145,390	70,591
Interest expense, net	16,041	12,459
Equity in earnings of unconsolidated affiliates, net	(6,777)	(7,346)
Other expense (income), net	3,754	(79)
(Loss) income before income taxes	$(48,107)	$95,429
Benefit from (provision for) income taxes	13,148	(29,317)
Net (loss) income	$(34,959)	$66,112
Net income attributable to non-controlling interests	19	463
Net (loss) income attributable to MasTec, Inc.	$(34,978)	$65,649

(Loss) earnings per share (Note 2):
Basic (loss) earnings per share	$(0.47)	$0.91
Basic weighted average common shares outstanding	74,789	72,439

Diluted (loss) earnings per share	$(0.47)	$0.89
Diluted weighted average common shares outstanding	74,789	73,846

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited - in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net (loss) income	$(34,959)	$66,112
Other comprehensive income:
Foreign currency translation gains, net of tax	913	371
Unrealized gains on investment activity, net of tax	13,754	13,839
Comprehensive (loss) income	$(20,292)	$80,322
Comprehensive income attributable to non-controlling interests	19	463
Comprehensive (loss) income attributable to MasTec, Inc.	$(20,311)	$79,859

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$233,133	$360,736
Accounts receivable, net of allowance	902,477	1,019,324
Contract assets	1,324,300	1,227,927
Inventories, net	101,420	92,595
Prepaid expenses	105,651	91,488
Other current assets	117,297	81,884
Total current assets	$2,784,278	$2,873,954
Property and equipment, net	1,484,677	1,436,087
Operating lease right-of-use assets	262,848	260,410
Goodwill, net	1,504,341	1,520,575
Other intangible assets, net	692,989	670,280
Other long-term assets	358,863	360,087
Total assets	$7,087,996	$7,121,393
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$133,963	$137,912
Current portion of operating lease liabilities	92,066	95,426
Accounts payable	704,313	663,063
Accrued salaries and wages	229,493	203,141
Other accrued expenses	207,719	229,936
Contract liabilities	298,347	313,965
Other current liabilities	200,136	141,155
Total current liabilities	$1,866,037	$1,784,598
Long-term debt, including finance leases	1,788,727	1,876,233
Long-term operating lease liabilities	181,712	176,378
Deferred income taxes	462,688	450,361
Other long-term liabilities	276,755	289,962
Total liabilities	$4,575,919	$4,577,532
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 95,488,017 and 95,371,211 (including 1,686,060 and 1,747,385 of unvested stock awards) as of March 31, 2022 and December 31, 2021, respectively	9,549	9,537
Capital surplus	1,035,902	1,033,615
Retained earnings	2,127,410	2,162,388
Accumulated other comprehensive loss	(64,109)	(78,776)
Treasury stock, at cost: 19,129,904 and 18,941,926 shares as of March 31, 2022 and December 31, 2021, respectively	(600,746)	(586,955)
Total MasTec, Inc. shareholders’ equity	$2,508,006	$2,539,809
Non-controlling interests	$4,071	$4,052
Total equity	$2,512,077	$2,543,861
Total liabilities and equity	$7,087,996	$7,121,393

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2022
Balance as of December 31, 2021	95,371,211	$9,537	(18,941,926)	$(586,955)	$1,033,615	$2,162,388	$(78,776)	$2,539,809	$4,052	$2,543,861
Net (loss) income						(34,978)		(34,978)	19	(34,959)
Other comprehensive income							14,667	14,667		14,667
Non-cash stock-based compensation					6,336			6,336		6,336
Issuance of restricted shares, net	165,010	17			(17)			—		—
Shares withheld for taxes, net of other share activity	(48,204)	(5)			(4,032)			(4,037)		(4,037)
Acquisition of treasury stock, at cost			(187,978)	(13,791)				(13,791)		(13,791)
Balance as of March 31, 2022	95,488,017	$9,549	(19,129,904)	$(600,746)	$1,035,902	$2,127,410	$(64,109)	$2,508,006	$4,071	$2,512,077

For the Three Months Ended March 31, 2021
Balance as of December 31, 2020	93,107,440	$9,311	(18,941,926)	$(586,955)	$837,453	$1,833,557	$(91,444)	$2,001,922	$3,603	$2,005,525
Net income						65,649		65,649	463	66,112
Other comprehensive income							14,210	14,210		14,210
Non-cash stock-based compensation					5,528			5,528		5,528
Issuance of restricted shares, net	138,081	14			(14)			—		—
Other stock issuances, net of shares withheld for taxes	7,747	—			(2,400)			(2,400)		(2,400)
Balance as of March 31, 2021	93,253,268	$9,325	(18,941,926)	$(586,955)	$840,567	$1,899,206	$(77,234)	$2,084,909	$4,066	$2,088,975

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(34,959)	$66,112
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	85,194	79,264
Amortization of intangible assets	25,589	11,247
Non-cash stock-based compensation expense	6,336	5,528
Provision for (benefit from) deferred income taxes	1,647	(19,838)
Equity in earnings of unconsolidated affiliates, net	(6,777)	(7,346)
Gains on sales of assets, net	(2,568)	(1,965)
Non-cash interest expense, net	854	783
Other non-cash items, net	(926)	(5,578)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	121,646	(61,993)
Contract assets	(104,490)	26,799
Inventories	(8,980)	651
Other assets, current and long-term portion	36,268	(7,961)
Accounts payable and accrued expenses	14,537	153,386
Contract liabilities	(13,802)	14,782
Other liabilities, current and long-term portion	11,949	3,293
Net cash provided by operating activities	$131,518	$257,164
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(21,840)	(88,646)
Capital expenditures	(83,191)	(48,058)
Proceeds from sale of property and equipment	4,630	6,035
Payments for other investments	(960)	(4,350)
Proceeds from other investments	—	557
Other investing activities, net	—	(150)
Net cash used in investing activities	$(101,361)	$(134,612)
Cash flows from financing activities:
Proceeds from credit facilities	773,500	18,155
Repayments of credit facilities	(855,083)	(8,869)
Payments of finance lease obligations	(41,600)	(38,222)
Payments for stock-based awards	(3,996)	(3,753)
Repurchases of common stock	(13,791)	—
Other financing activities, net	(17,046)	(502)
Net cash used in financing activities	$(158,016)	$(33,191)
Effect of currency translation on cash	256	(72)
Net (decrease) increase in cash and cash equivalents	$(127,603)	$89,289
Cash and cash equivalents - beginning of period	$360,736	$423,118
Cash and cash equivalents - end of period	$233,133	$512,407

Supplemental cash flow information:
Interest paid	$23,178	$21,689
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$48,604	$50,772

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: power delivery services, including transmission and distribution; wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline infrastructure, including natural gas pipeline and distribution infrastructure; heavy civil; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery; and (5) Other. In the first quarter of 2022, the Company began integration of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”). The HMG acquisition was completed on December 30, 2021, with its initial balance sheet reported within the Company’s Power Delivery segment. During the first quarter of 2022, the Company reported portions of HMG’s operations within its Power Delivery, Communications and Oil and Gas segments, as appropriate, and HMG’s corporate functions within its Corporate results. Accordingly, HMG’s December 31, 2021 balance sheet information was recast to conform with the new reporting structure. See Note 13 - Segments and Related Information.
Basis of Presentation
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated balance sheet as of December 31, 2021 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 contained in the Company’s 2021 Annual Report on Form 10-K (the “2021 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform with the current period presentation, including for the first quarter 2022 change in segment balance sheet information for HMG, as discussed above. In addition, in the fourth quarter of 2021, the Company updated its presentation of gains or losses, net, from the sale of property and equipment to include such amounts within general and administrative expenses. Previously, such gains or losses were included within other income or expense. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these consolidated financial statements are adequate to make the information not misleading.
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
Management Estimates
    The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of public health matters, such as the COVID-19 pandemic, climate-related matters, and macroeconomic trends and events, such as inflation and interest rate levels, as well as global events, such as the ongoing military conflict in Ukraine. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.
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
COVID-19 Pandemic and General Economic Conditions
The COVID-19 pandemic has disrupted business activities and global economic conditions and negatively affected the Company’s operations since the first quarter of 2020, including from reduced crew productivity, the health and availability of work crews or other key personnel and subcontractors; supply chain disruptions; delayed project start dates; and lost productivity from governmental permitting approval delays, project shutdowns and/or cancellations, among other factors. While the adverse effects of the COVID-19 pandemic have begun to subside, its effects vary by region, and uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, particularly as new variants of COVID-19 arise. The extent to which the COVID-19 pandemic, including the recent and emerging variants, could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict. The length and extent of any continuing economic and market disruptions are unknown, and therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
The Company believes that it has taken appropriate steps to mitigate the effects of the COVID-19 pandemic on its business, and the Company’s business model has, thus far, proven resilient. Notwithstanding moderation of the COVID-19 pandemic and related governmental and other restrictions, the Company may continue to experience direct and indirect negative effects on its business and operations from possible longer-term changes in consumer and customer behavior and/or from negative economic conditions, including recent inflationary effects, rising interest rates and supply chain disruptions, including limited availability of products.
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted in response to the effects of the COVID-19 pandemic, permitted deferral and/or reduction of certain federal and payroll tax amounts, certain of which the Company pursued. As of March 31, 2022, payroll tax deferrals under the CARES Act, the amount of which is due by December 31, 2022, totaled approximately $42 million.
Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue from contracts with customers when, or as, control of promised services and goods is transferred to customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for the services and goods transferred. The Company primarily recognizes revenue over time utilizing the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer, and correspondingly, when performance obligations are satisfied for the related contracts.
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 58% and 28% of consolidated revenue for the three month periods ended March 31, 2022 and 2021, respectively.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and other wireless services in the Company’s Communications segment. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 4% and 5% of consolidated revenue for the three month periods ended March 31, 2022 and 2021, respectively. Substantially all of the Company’s other revenue is recognized over time.
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the three month periods ended March 31, 2022 and 2021, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2021 and 2020. For the three month periods ended March 31, 2022 and 2021, revenue recognized as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $11.9 million and $13.8 million, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such capitalized costs, which are amortized over the life of the respective projects, totaled $1.3 million and $1.4 million as of March 31, 2022 and December 31, 2021, respectively.

Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The vast majority of the Company’s performance obligations are completed within one year.
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of March 31, 2022, the amount of the Company’s remaining performance obligations was $4.8 billion. Based on current expectations, the Company anticipates it will recognize approximately $3.8 billion of its remaining performance obligations as revenue during 2022, with the vast majority of the remaining balance expected to be recognized in 2023.
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
As of March 31, 2022 and December 31, 2021, the Company included approximately $131 million and $104 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both March 31, 2022 and December 31, 2021, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Recently Issued Accounting Pronouncements
The discussion below describes the effects of recent accounting pronouncements, as updated from the discussion in the Company’s 2021 Form 10-K.
Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) to improve consistency for revenue recognition in the post-acquisition period for acquired contracts as compared to contracts entered into subsequent to acquisition. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, rather than at fair value. ASU 2021-08 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income attributable to MasTec by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares. Basic and diluted shares for the three month period ended March 31, 2022 also include the assumed effect of certain shares related to additional contingent payments to the former owners of an acquired business. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive. For the three month period ended March 31, 2022, the Company reported a net loss, which resulted in the exclusion of approximately 1,321,000 weighted average common stock equivalents from the calculation of diluted net loss per share for the related period.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to MasTec:
Net (loss) income - basic and diluted (a)	$(34,978)	$65,649
Weighted average shares outstanding:
Weighted average shares outstanding - basic(b)	74,789	72,439
Dilutive common stock equivalents (c)(d)	—	1,407
Weighted average shares outstanding - diluted	74,789	73,846

(a)Calculated as total net income or loss less amounts attributable to non-controlling interests.
(b)For the three month period ended March 31, 2022, basic shares include approximately 72,000 weighted average shares relating to additional contingent payments to the former owners of an acquired business. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets.
(c)Weighted average anti-dilutive common stock equivalents totaled approximately 1,321,000 and 23,000, for the three month periods ended March 31, 2022, and 2021, respectively.
(d)For the three month period ended March 31, 2022, common stock equivalents, all of which are anti-dilutive, include approximately 63,000 weighted average shares relating to additional contingent payments to the former owners of an acquired business. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets.
The Company repurchased 187,978 shares of its common stock during the three month period ended March 31, 2022, the effect of which on the Company’s weighted average shares outstanding was minimal. See Note 11 – Equity for details of the Company’s share repurchase transactions, including details of shares repurchased subsequent to March 31, 2022. Additionally, in December 2021, the Company issued 1,975,232 shares of its common stock in conjunction with an acquisition. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets.
Note 3 – Acquisitions, Goodwill and Other Intangible Assets
The following table provides a reconciliation of changes in goodwill by reportable segment for the three month period ended March 31, 2022 (in millions). Goodwill balances as of December 31, 2021 were recast in the first quarter of 2022 to reflect the change in segment reporting for the HMG acquisition, as discussed in Note 1 – Business, Basis of Presentation and Significant Accounting Policies. Goodwill was reallocated based on the estimated relative fair value of the respective HMG reporting units. See Note 13 – Segments and Related Information for additional information.

	Communications	Clean Energy and Infrastructure	Oil and Gas	Power Delivery	Total Goodwill
Goodwill, gross, as of December 31, 2021 (a)	$614.5	$166.1	$561.3	$303.4	$1,645.3
Accumulated impairment loss (b)	—		(124.7)	—	(124.7)
Goodwill, net, as of December 31, 2021	$614.5	$166.1	$436.6	$303.4	$1,520.6
Additions from new business combinations	—	—	3.0	—	3.0
Measurement period adjustments (c)	(5.4)	2.1	7.4	(23.6)	(19.5)
Currency translation adjustments	—	—	0.2	—	0.2
Goodwill, net as of March 31, 2022	$609.1	$168.2	$447.2	$279.8	$1,504.3
(a)    The change in segment reporting for the HMG acquisition resulted in a decrease in Power Delivery segment goodwill of $23.4 million and an increase in goodwill for the Communications and Oil and Gas segments of $13.0 million and $10.4 million, respectively, as of December 31, 2021.
(b)    Accumulated impairment losses include the effects of currency translation gains and/or losses.
(c)    Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing	Amortizing
	Trade Names	Customer Relationships and Backlog	Pre-Qualifications	Other (a)	Total
Other intangible assets, gross, as of December 31, 2021	$34.5	$763.1	$73.9	$124.6	$996.1
Accumulated amortization		(278.0)	(21.4)	(26.4)	(325.8)
Other intangible assets, net, as of December 31, 2021	$34.5	$485.1	$52.5	$98.2	$670.3
Additions from new business combinations	—	1.6	—	0.7	2.3
Measurement period adjustments (b)	—	55.8	—	(10.1)	45.7
Currency translation adjustments	—	—	0.3	—	0.3
Amortization expense		(20.3)	(2.2)	(3.1)	(25.6)
Other intangible assets, net, as of March 31, 2022	$34.5	$522.2	$50.6	$85.7	$693.0
(a)Consists principally of trademarks, trade names and non-compete agreements.
(b)Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
Quarterly Assessment for Indicators of Impairment. During the first quarter of 2022, in conjunction with the Company’s quarterly review for indicators of impairment, management performed a quantitative assessment of the goodwill associated with one reporting unit within its Oil and Gas segment. Based on the results of this assessment, management determined that the estimated fair value of this reporting unit substantially exceeded its carrying value as of March 31, 2022. The Company’s first quarter 2022 review for indicators of impairment included consideration of its quarterly financial results, which reflected a net loss for the period. As of March 31, 2022, the Company determined that its first quarter 2022 results, together with its expectations of future results, were generally consistent with those anticipated when performing its annual impairment review in the fourth quarter of 2021, including consideration of the potential effects of shifts in timing for certain projects. The Company’s 2021 impairment assessment included quantitative testing for eight reporting units, for which the estimated fair values of such reporting units were determined to substantially exceed their carrying values, and a 100 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, changes in market conditions, including decreases in market activity levels or increases in interest rates due to rising inflation, could result in non-cash impairment charges to goodwill and indefinite-lived intangible assets in the future.
Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or strategic arrangements in order to deepen its market presence, broaden its geographic reach and expand its service offerings.
2022 Acquisitions. In January 2022, MasTec acquired all of the equity interests of an infrastructure construction company focusing on water, sewer and utility projects and expertise in excavation and site work that is included within the Company’s Oil and Gas segment for an aggregate purchase price composed of approximately $13.0 million in cash, net of cash acquired and an earn-out liability valued at approximately $1.7 million. Determination of the estimated fair values of net assets acquired was preliminary as of March 31, 2022; as a result, further adjustments to these estimates may occur.
2021 Acquisitions. During 2021, MasTec completed fourteen acquisitions, including all of the equity interests of the following:
(i) Within the Company’s Power Delivery segment: HMG, an industry-leading utility services firm providing critical infrastructure design, construction and maintenance services to the power and renewables, telecommunications, gas distribution and pipeline services end-markets, which acquisition was effective in December. In the first quarter of 2022, MasTec integrated and began reporting the results of HMG within its Power Delivery, Communications and Oil and Gas segments, as appropriate, and began reporting HMG’s corporate functions within its corporate results. See Note 13 – Segments and Related Information for additional details. During 2021, the Company also acquired an electric utility distribution contractor and a company specializing in vegetation management services for the electric and telecommunications industries, which acquisitions were effective in December; and Intren, LLC (“INTREN”), a premier specialty utility contractor primarily providing electrical distribution network services under various multi-year master service agreements to some of the nation’s largest utilities, municipalities and cooperatives, which acquisition was effective in May;
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
The following table summarizes the estimated fair values of consideration paid and net assets acquired for the 2021 acquisitions, as adjusted (in millions):

Acquisition consideration(a):	HMG	All other	Total
Cash, net of cash acquired	$416.9	$872.2	$1,289.1
Shares transferred	181.7	—	181.7
Estimated fair value of contingent consideration	—	99.7	99.7
Total consideration	$598.6	$971.9	$1,570.5
Identifiable assets acquired and liabilities assumed:
Accounts receivable and contract assets	$409.8	$270.6	$680.4
Current assets	14.6	27.7	42.3
Property and equipment	247.0	250.8	497.8
Long-term assets, primarily operating lease right-of-use assets	85.1	81.8	166.9
Amortizing intangible assets	164.6	444.2	608.8
Accounts payable	(108.0)	(49.3)	(157.3)
Current liabilities, including current portion of operating lease liabilities	(155.3)	(136.3)	(291.6)
Long-term debt, including finance lease obligations	(0.2)	(4.4)	(4.6)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(150.0)	(76.5)	(226.5)
Total identifiable net assets	$507.6	$808.6	$1,316.2
Goodwill	91.0	166.8	257.8
Total net assets acquired, including goodwill	$598.6	$975.4	$1,574.0
Bargain purchase gain	—	(3.5)	(3.5)
Total consideration	$598.6	$971.9	$1,570.5
(a)    Acquisition consideration excludes approximately $65 million of measurement period adjustments for estimated payments that will be made to the sellers of HMG if certain acquired receivables are collected. Given the pass-through nature of these contingent payments, they have been excluded from total consideration and current assets in the table above. See below for related discussion.
Amortizing intangible assets related to the HMG acquisition are primarily composed of customer relationships, and to a lesser extent, trade names and backlog. Customer relationship intangible assets totaled approximately $132 million, and had a weighted average life of approximately 12 years, based on HMG’s operational history and established relationships with, and the nature of, its customers, which are primarily in the utilities industry. The weighted average life of amortizing intangible assets in the aggregate for the HMG acquisition was 11 years. Amortizing intangible assets related to “All other” acquisitions are primarily composed of customer relationships and trade names, which each had a weighted average life of approximately 17 years. The aggregate weighted average life related to “All other” amortizing intangible assets was 17 years. INTREN’s acquired intangible assets included a customer relationship and a trade name intangible asset representing $281 million in the aggregate, having asset lives of approximately 20 years each based on INTREN’s operational history and established relationships with, and the nature of, its customers, which are primarily in the utilities industry. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed.
The goodwill balances for each of the respective acquisitions, including approximately $49 million for INTREN, which is included within “All other” acquisitions, represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce, management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec. Approximately $147 million of the goodwill balance related to the 2021 acquisitions is expected to be tax deductible as of March 31, 2022. One of the Company’s fourth quarter 2021 acquisitions in its Power Delivery segment resulted in the recognition of a bargain purchase gain of $3.5 million, which amount was included within other (income) expense, net, in the Company’s consolidated statements of operations.
The HMG purchase agreement provides for certain additional payments to be made to the sellers if certain acquired receivables are collected by the Company (the “Additional Payments”). Pursuant to the terms of the purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. The fair value of the Additional Payments as of March 31, 2022 was estimated to be approximately $65 million in the aggregate, which amount is included within other current liabilities in the consolidated balance sheet. Of this amount, approximately $27 million is to be paid in shares, or approximately 295,000 shares as of March 31, 2022, based upon the contractually agreed upon value of our common stock. The amount of Additional Payments due to the sellers as of March 31, 2022 from collections of acquired receivables totaled approximately $30 million, of which the amount due in shares totaled approximately $12 million, or 135,000 shares. See Note 2 – Earnings Per Share for the effect of the above referenced shares on the Company’s earnings per share calculations.
The estimated number of potential shares that could be issued related to such Additional Payments will be based on the amounts ultimately collected and the share price as defined within the purchase agreement. As of March 31, 2022, based on such share price, the total number of potential shares for the Additional Payments that could be issued is up to approximately 390,000 shares, or $36 million. In addition, the HMG purchase agreement provides for a customary net working capital adjustment, under which additional shares could be issued. Such shares would be determined in a manner consistent with the terms that apply to the Additional Payments. As of March 31, 2022, the amount of any potential net working capital adjustment cannot be quantified or predicted with specificity due to ongoing evaluation of the net assets acquired. Changes in the estimated fair value of the potential shares that could be issued under the terms of this agreement, which result from changes in MasTec’s share price as compared with the share price as defined within the purchase agreement will be reflected within other income or expense, as appropriate. For the three month period ended March 31, 2022, unrealized fair value measurement activity related to these shares was not significant.
Included within “All other” acquisition consideration is approximately $452 million of consideration, including estimated earn-out liabilities, for INTREN. Total cash paid for acquisitions, net, includes approximately $78 million of cash acquired. The shares of MasTec common stock transferred in connection with the HMG acquisition consisted of approximately 2.0 million shares, as determined based on the terms of the purchase agreement, valued at approximately $182 million, based on the market price of the Company’s common stock on the date of closing.
The contingent consideration included in the table above is composed of earn-out liabilities, which equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. The earn-out arrangements for the 2021 acquisitions generally range from one to five-year terms, as set forth in the respective purchase agreements, and are valued at approximately $100 million in the aggregate. The earn-out arrangement for the INTREN acquisition included within “All other” acquisitions had a term of less than one year. Earn-outs are generally payable annually and are recorded within other current and other long-term liabilities in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of March 31, 2022, the range of remaining potential undiscounted earn-out liabilities for the 2021 acquisitions was estimated to be between $13 million and $133 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities and consideration transferred for certain of these acquisitions was preliminary as of March 31, 2022; as a result, further adjustments to these estimates may occur.
Pro forma results. For the three month periods ended March 31, 2022 and 2021, unaudited supplemental pro forma revenue totaled approximately $2.0 billion and $2.4 billion, respectively. For the three month period ended March 31, 2022, unaudited supplemental pro forma net loss totaled $34.4 million, and for the three month period ended March 31, 2021, unaudited supplemental pro forma net income totaled $43.5 million.
Acquisition-related results. For the three month period ended March 31, 2022, the Company’s consolidated results of operations included acquisition-related revenue of approximately $704.7 million, including a total of $548.1 million for HMG and INTREN. For the three month period ended March 31, 2021, the Company’s consolidated results of operations included acquisition-related revenue of approximately $86.8 million. Acquisition-related net losses totaled approximately $4.3 million for the three month period ended March 31, 2022, and for the three month period ended March 31, 2021, acquisition-related net income totaled approximately $1.2 million, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of acquired intangible assets and acquisition integration costs, and exclude the effects of interest expense associated with consideration paid for the related acquisitions.
Acquisition and integration costs. The Company incurred certain acquisition and integration costs in connection with its fourth quarter 2021 acquisitions, which costs are included within general and administrative expenses in the Company’s consolidated statements of operations. Acquisition and integration costs include i) the costs of integrating acquired entities, such as: employee termination expenses, including employee compensation relating to the elimination of certain positions that were determined to be redundant, and other integration-type costs, including facility consolidation expenses, lease termination expenses, system migration expenses, training, operating cost redundancies and other integration costs, as well as ii) legal, professional and other fees associated with the consummation of an acquisition. The Company is currently in the process of integrating these acquisitions and expects to incur additional acquisition and integration expenses in 2022. Acquisition and integration costs for the three month period ended March 31, 2022 totaled approximately $13.6 million, and as of March 31, 2022, approximately $1.1 million was included within current liabilities within the consolidated balance sheets related to such costs.
Note 4 – Fair Value of Financial Instruments
The Company’s financial instruments are primarily composed of cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, equity investments, certain other investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration and additional contingent payments, mandatorily redeemable non-controlling interests and debt obligations.
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
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for mandatorily redeemable non-controlling interests (together, “Earn-outs”), that are contingent upon the acquired business achieving certain levels of earnings in the future. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Company’s Earn-out liabilities totaled $160.0 million and $160.2 million, respectively, of which $13.9 million related to mandatorily redeemable non-controlling interests as of both periods. Earn-out liabilities included within other current liabilities totaled approximately $39.1 million and $38.8 million as of March 31, 2022 and December 31, 2021, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which, as of March 31, 2022, ranged from 12.0% to 18.3%, with a weighted average rate of 13.3% based on the relative fair value of each instrument, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of March 31, 2022, the range of potential undiscounted Earn-out liabilities was estimated to be between $41 million and $211 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. Additions from new business combinations totaled approximately $1.7 million for the three month period ended March 31, 2022, and for the three month period ended March 31, 2021, there were no additions. Measurement period adjustments totaled a decrease of approximately $1.9 million for the three month period ended March 31, 2022 and related primarily to the Company’s Oil and Gas segment. There were no measurement period adjustments for the three month period ended March 31, 2021. For the three month period ended March 31, 2022, there were no fair value adjustments, and for the three month period ended March 31, 2021, fair value adjustments across multiple segments totaled a net decrease of approximately $0.4 million. There were no Earn-out payments in either of the three month periods ended March 31, 2022 or 2021.
Equity Investments
The Company’s equity investments as of March 31, 2022 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s equity interests in American Virtual Cloud Technologies, Inc. (“AVCT”); (v) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (vi) certain other equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). As of March 31, 2022, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment (“adjusted cost basis”). As of March 31, 2022 and December 31, 2021, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $280 million and $267 million, respectively. As of both March 31, 2022 and December 31, 2021, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $20 million. There were no impairments related to these investments in either of the three month periods ended March 31, 2022 or 2021.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $7.4 million and $7.7 million for the three month periods ended March 31, 2022 and 2021, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $3.1 million for the three month period ended March 31, 2022. There were no distributions of earnings for the three month period ended March 31, 2021. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $99.2 million as of March 31, 2022. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $234 million and $216 million as of March 31, 2022 and December 31, 2021, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three month period ended March 31, 2022, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $18.2 million, or $13.8 million, net of tax, and for the three month period ended March 31, 2021, totaled gains of approximately $17.3 million, or $13.1 million, net of tax.
Other Investments. As of March 31, 2022, the Company’s investments in AVCT, which are included within other current assets in the Company’s consolidated financial statements, include (i) shares of AVCT common stock, which are equity securities, and (ii) warrants for the purchase of AVCT common stock, which are derivative financial instruments. Previously, the Company’s investment in AVCT included debentures that were convertible into shares of AVCT common stock, which were available-for-sale securities. In the third quarter of 2021, the Company’s investment in AVCT convertible debentures was automatically converted into shares of AVCT common stock. As of March 31, 2022 and December 31, 2021, the Company’s ownership interest in AVCT’s common stock totaled approximately 3% for both periods, and its aggregate ownership interest, assuming the exercise of all legally exercisable warrants into AVCT common stock, totaled approximately 5% and 6%, respectively.
As of March 31, 2022 and December 31, 2021, the aggregate fair value of the Company’s investments in AVCT approximated $3 million and $8 million, respectively, with an aggregate cost approximating $6 million as of both periods. Unrealized fair value measurement activity related to the AVCT securities, which is based on the market price of identical securities, a Level 1 input, and is recorded within other income or expense, net, totaled losses of approximately $4.8 million for the three month period ended March 31, 2022, and totaled losses, net, of approximately $1.0 million for the three month period ended March 31, 2021. Unrealized fair value measurement activity related to the AVCT convertible debentures based on Level 3 inputs and recognized within other comprehensive income totaled gains of approximately $1.0 million, or $0.8 million, net of tax, for the three month period ended March 31, 2021.

During the first quarter of 2021, MasTec committed to fund up to $2.5 million for a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer and VIE. As of March 31, 2022, a total of $1.7 million had been funded, of which $0.4 million was funded during the first quarter of 2021. Equity in losses related to the Company’s proportionate share of income from this investment totaled $0.2 million and $0.1 million for the three month periods ended March 31, 2022 and 2021, respectively. As of March 31, 2022, MasTec had less than a majority of the members on the board and determined that it did not have a controlling financial interest, and therefore does not have the power to direct the primary activities that most significantly impact its economic performance, nor is it the primary beneficiary. The Company has the ability to exert significant influence over Confluence; and as a result, accounts for its investment in Confluence as an equity method investment as of March 31, 2022.
The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments. As of both March 31, 2022 and December 31, 2021, the Company had an aggregate investment of approximately $20 million in these entities, including $17 million for FM Tech. For the three months periods ended March 31, 2022 and 2021, the Company made equity contributions related to its investments in telecommunications entities totaling approximately $0.5 million and $2.0 million, respectively. Equity in losses, net, related to the Company’s proportionate share of income from these telecommunications entities totaled approximately $0.3 million for both the three month periods ended March 31, 2022 and 2021. The difference between the carrying amount of these investments and the Company’s underlying equity in the net assets of the respective entities relates primarily to equity method goodwill associated with assembled workforce for each of these entities.
Certain of these telecommunications entities provide services to MasTec. Expense recognized in connection with services provided by these entities totaled $1.0 million and $1.8 million for the three month periods ended March 31, 2022 and 2021, respectively. As of March 31, 2022, related amounts payable to these entities were de minimis, and as of December 31, 2021, totaled $0.3 million. In addition, the Company had an employee leasing arrangement with one of these entities and has advanced certain amounts to these entities. For the three month period ended March 31, 2022, there were no employee lease expenses or advances, and for the three month period ended March 31, 2021, advances totaled approximately $0.2 million. As of March 31, 2022 and December 31, 2021, employee lease and advances receivable totaled approximately $0.7 million and $0.9 million, respectively.
The Company has 49% equity interests in certain entities included within its Power Delivery segment that are accounted for as equity method investments, for which its aggregate investment as of both March 31, 2022 and December 31, 2021 totaled approximately $4 million. For the three month period ended March 31, 2022, equity in losses, net, related to these entities totaled approximately $0.1 million. Certain of these entities provide construction services to MasTec. Expense recognized in connection with construction services provided by these entities totaled approximately $3.6 million for the three month period ended March 31, 2022. As of March 31, 2022, related amounts payable totaled approximately $0.1 million. In addition, the Company has line of credit arrangements with these investees, providing for up to $8.5 million of borrowing availability, of which $0.4 million was drawn as of both March 31, 2022 and December 31, 2021, which amounts are included within other current assets in the consolidated balance sheets.

Senior Notes
As of both March 31, 2022 and December 31, 2021, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600 million, and their estimated fair value, based on an exit price approach using Level 1 inputs, totaled $594.8 million and $619.5 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	March 31, 2022	December 31, 2021
Contract billings	$910.4	$1,027.1
Less allowance	(7.9)	(7.8)
Accounts receivable, net of allowance	$902.5	$1,019.3

Retainage	272.9	296.8
Unbilled receivables	1,051.4	931.1
Contract assets	$1,324.3	$1,227.9
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). For the three month period ended March 31, 2022, provisions for credit losses were de minimis, and for the three month period ended March 31, 2021, provisions for credit losses totaled a recovery of $7.7 million resulting from successful collection of previously reserved amounts. Impairment losses on contract assets were not material in either period.
Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $298.3 million and $314.0 million as of March 31, 2022 and December 31, 2021, respectively, of which deferred revenue comprised approximately $286.3 million and $296.1 million, respectively. For the three month period ended March 31, 2022, the Company recognized revenue of approximately $186.2 million related to amounts that were included in deferred revenue as of December 31, 2021, resulting primarily from advancement of physical progress on the related projects during the period.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $1.0 million and $0.8 million for the three month periods ended March 31, 2022 and 2021, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	March 31, 2022	December 31, 2021
Land	$40.0	$40.0
Buildings and leasehold improvements	93.9	94.1
Machinery and equipment	2,495.7	2,411.0
Office furniture and equipment	270.7	262.6
Construction in progress	60.1	32.7
Total property and equipment	$2,960.4	$2,840.4
Less accumulated depreciation and amortization	(1,475.7)	(1,404.3)
Property and equipment, net	$1,484.7	$1,436.1
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $179.4 million and $176.4 million as of March 31, 2022 and December 31, 2021, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $43.5 million and $43.9 million as of March 31, 2022 and December 31, 2021, respectively.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	March 31, 2022	December 31, 2021
Senior credit facility:	November 1, 2026
Revolving loans		$690.5	$772.3
Term loan		350.0	350.0
4.50% Senior Notes	August 15, 2028	600.0	600.0
Finance lease and other obligations		299.8	310.3
Total debt obligations		$1,940.3	$2,032.6
Less unamortized deferred financing costs		(17.6)	(18.5)
Total debt, net of deferred financing costs		$1,922.7	$2,014.1
Current portion of long-term debt		134.0	137.9
Long-term debt		$1,788.7	$1,876.2
Senior Credit Facility
As of March 31, 2022, the Company’s senior unsecured credit facility (the “Credit Facility”) had aggregate borrowing commitments totaling approximately $2.0 billion, which amount is composed of $1.65 billion of revolving commitments and a term loan with an original principal amount of $350 million (the “Term Loan”). The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million commencing in March 2023, which quarterly installments increase to approximately $4.0 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments.
As of March 31, 2022 and December 31, 2021, outstanding revolving loans, which included $0.5 million and $32.3 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 1.60% and 2.32% per annum, respectively. The Term Loan accrued interest at rates of 1.71% and 1.35% as of March 31, 2022 and December 31, 2021, respectively. Letters of credit of approximately $198.6 million and $166.3 million were issued as of March 31, 2022 and December 31, 2021, respectively. As of both March 31, 2022 and December 31, 2021, letter of credit fees accrued at 0.4375% per annum for performance standby letters of credit and at 1.25% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of March 31, 2022 and December 31, 2021, availability for revolving loans totaled $760.9 million and $711.5 million, respectively, or up to $451.4 million and $483.7 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $299.5 million and $267.7 million of availability in either Canadian dollars or Mexican pesos as of March 31, 2022 and December 31, 2021, respectively. The unused facility fee as of both March 31, 2022 and December 31, 2021 accrued at a rate of 0.175% per annum.
The Credit Facility is guaranteed by certain subsidiaries of the Company and the obligations under the Credit Facility are not secured.
Other Credit Facilities. The Company has other credit facilities that support: (i) the working capital requirements of its foreign operations and (ii) certain letter of credit issuances. There were no outstanding borrowings under the Company’s other credit facilities as of March 31, 2022 or December 31, 2021. Additionally, the Company has a separate credit facility, under which it may issue performance standby letters of credit.  As of March 31, 2022 and December 31, 2021, letters of credit issued under this facility totaled $18.4 million and $22.2 million, respectively, and accrued fees at 0.40% per annum as of both periods. The Company’s other credit facilities are subject to customary provisions and covenants.
Debt Guarantees and Covenants
The 4.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by certain of the Company’s wholly-owned domestic restricted subsidiaries that guarantee its existing credit facilities. MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both March 31, 2022 and December 31, 2021.
Additional Information
As of March 31, 2022 and December 31, 2021, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $5.3 million and $11.7 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 - Debt in the Company’s 2021 Form 10-K.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. As of March 31, 2022, the Company’s leases have remaining lease terms of up to eleven years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of March 31, 2022 and December 31, 2021 totaled $651.1 million and $653.5 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $458.3 million and $468.5 million as of March 31, 2022 and December 31, 2021, respectively. Depreciation expense associated with finance leases totaled $20.3 million and $19.0 million for the three month periods ended March 31, 2022 and 2021, respectively.
Operating Leases
Operating lease additions for the three month periods ended March 31, 2022 and 2021 totaled $26.9 million and $5.5 million, respectively. For the three month periods ended March 31, 2022 and 2021, rent expense for leases that have terms in excess of one year totaled approximately $34.0 million and $27.4 million, respectively, of which $3.0 million and $2.2 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $74.3 million and $110.1 million for the three month periods ended March 31, 2022 and 2021, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.

Additional Lease Information
Future minimum lease commitments as of March 31, 2022 were as follows (in millions):

	Finance Leases	Operating Leases
2022, remaining nine months	$110.3	$74.3
2023	102.6	71.9
2024	62.6	56.2
2025	32.1	36.1
2026	4.4	22.1
Thereafter	—	27.2
Total minimum lease payments	$312.0	$287.8
Less amounts representing interest	(13.2)	(14.0)
Total lease obligations, net of interest	$298.8	$273.8
Less current portion	133.2	92.1
Long-term portion of lease obligations, net of interest	$165.6	$181.7
As of March 31, 2022, finance leases had a weighted average remaining lease term of 2.7 years and a weighted average discount rate of 3.2%. Non-cancelable operating leases had a weighted average remaining lease term of 4.4 years and a weighted average discount rate of 2.8% as of March 31, 2022. As of March 31, 2022, future lease obligations for leases that had not yet commenced totaled approximately $7.3 million. These leases commence in 2022 with lease terms ranging from 1 year to 11 years.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of March 31, 2022, there were approximately 3,408,000 shares available for future grant. Non-cash stock-based compensation expense under all plans totaled $6.3 million and $5.5 million for the three month periods ended March 31, 2022 and 2021, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $2.2 million and $1.1 million for the three month periods ended March 31, 2022 and 2021, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $0.9 million and $0.1 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of March 31, 2022, total unearned compensation related to restricted shares was approximately $50.6 million, which amount is expected to be recognized over a weighted average period of approximately 2.2 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $19.0 million and $10.9 million for the three month periods ended March 31, 2022 and 2021, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2021	1,748,685	$43.73
Granted	168,910	86.95
Vested	(226,335)	46.88
Canceled/forfeited	(3,400)	34.96
Non-vested restricted shares, as of March 31, 2022	1,687,860	$47.66
(a)    Includes 1,800 and 1,300 restricted stock units as of March 31, 2022 and December 31, 2021, respectively.
Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”), under which shares of the Company’s common stock are available for purchase by eligible participants. Under the ESPPs, eligible participants are permitted to purchase MasTec, Inc. common stock at 85% of the fair market value of the shares on the date of purchase, which occurs on the last trading day of each two week offering period. At the Company’s discretion, share purchases may be satisfied by delivering newly issued common shares or common shares reacquired on the open market or in privately negotiated transactions.

For the three month periods ended March 31, 2022 and 2021, 24,737 shares and 18,843 shares, respectively, were purchased by participants under the Company’s ESPPs for $1.9 million, and $1.4 million, respectively, which shares were reacquired by the Company on the open market. Compensation expense associated with the Company’s ESPPs totaled approximately $0.3 million for both the three month periods ended March 31, 2022 and 2021, respectively.
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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended March 31:
2022	6,601	6,672	$17.0	$13.2	$30.2
2021	2,412	2,532	$22.5	$2.2	$24.7
The fluctuations in the number of employees covered under multiemployer plans and related contributions in the table above related primarily to the timing of activity for the Company’s union resource-based projects. For the three month period ended March 31, 2022, multiemployer plan activity was driven primarily by acquisition-related project work within the Company’s Power Delivery operations, whereas for the three month period ended March 31, 2021, activity was driven primarily by projects within the Company’s Oil and Gas operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase of shares of MasTec common stock from time to time in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The Company’s share repurchase programs do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. For the three month period ended March 31, 2022, the Company repurchased 0.2 million shares of its common stock for an aggregate purchase price totaling approximately $13.8 million, of which 0.1 million shares were repurchased for $8.6 million under the Company’s December 2018 $100 million share repurchase program, which completed the program. The remaining 0.1 million shares were repurchased for $5.2 million under the Company’s March 2020 $150 million share repurchase program. Subsequent to March 31, 2022, the Company repurchased an additional 0.5 million shares of its common stock for an aggregate purchase price of $35.8 million. There were no share repurchases under the Company’s share repurchase programs for the three month period ended March 31, 2021. As of March 31, 2022, $144.8 million was available for future share repurchases under the Company’s March 2020 share repurchase program.
Accumulated Other Comprehensive Loss
For the three month periods ended March 31, 2022 and 2021, unrealized foreign currency translation activity, net, relates to the Company’s operations in Canada and Mexico. Unrealized investment activity for the three month period ended March 31, 2022 relates to unrealized gains on the Waha JV swaps, and for the three month period ended March 31, 2021, includes unrealized gains on the Waha JV swaps and on the AVCT convertible debentures. See Note 4 - Fair Value of Financial Instruments for additional information.
Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended March 31, 2022 and 2021, the Company’s consolidated effective tax rates were 27.3% and 30.7%, respectively. The Company’s effective tax rate for the three month period ended March 31, 2022 included a net tax benefit of approximately $0.9 million related to the vesting of share-based payment awards, and for the three month period ended March 31, 2021, included the negative effect of $2.3 million related to non-deductible share-based compensation.
Note 13 – Segments and Related Information
Segment Discussion
The Company manages its operations under five operating segments, which represent its five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery and (5) Other. This structure is generally focused on broad end-user markets for the Company’s labor-based construction services. All five reportable segments derive their revenue from the engineering, installation and maintenance of infrastructure, primarily in North America. In the first quarter of 2022, the Company began integration of HMG. The HMG acquisition was completed on December 30, 2021, with its initial balance sheet reported within the Company’s Power Delivery segment. During the first quarter of 2022, the Company reported portions of HMG’s operations within its Power Delivery, Communications and Oil and Gas segments, as appropriate, and HMG’s corporate functions within its Corporate results. Accordingly, HMG’s December 31, 2021 balance sheet information was recast to conform with the new reporting structure.
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

	For the Three Months Ended March 31,
Revenue:	2022	2021
Communications (a)	$664.2	$568.6
Clean Energy and Infrastructure	435.9	350.4
Oil and Gas	211.0	725.5
Power Delivery	650.5	133.5
Other	0.0	0.0
Eliminations	(7.2)	(2.6)
Consolidated revenue	$1,954.4	$1,775.4
(a)    Revenue generated primarily by utilities customers represented 25.6% and 20.1% of Communications segment revenue for the three month periods ended March 31, 2022 and 2021, respectively.

	For the Three Months Ended March 31,
EBITDA:	2022	2021
Communications	$40.3	$48.9
Clean Energy and Infrastructure	10.9	10.9
Oil and Gas	21.5	167.6
Power Delivery	46.1	3.6
Other	6.9	7.4
Corporate	(47.0)	(40.0)
Consolidated EBITDA	$78.7	$198.4
For the three month period ended March 31, 2022, Power Delivery, Communications, Oil and Gas and Corporate EBITDA included $7.0 million, $0.8 million, $2.0 million and $3.8 million, respectively, of acquisition and integration costs related to the Company’s fourth quarter 2021 acquisitions.

	For the Three Months Ended March 31,
Depreciation and Amortization:	2022	2021
Communications	$29.0	$21.8
Clean Energy and Infrastructure	11.4	7.6
Oil and Gas	31.6	52.1
Power Delivery	35.7	6.1
Other	0.0	0.0
Corporate	3.1	2.9
Consolidated depreciation and amortization	$110.8	$90.5

Assets:	March 31, 2022	December 31, 2021 (a)
Communications	$2,156.6	$2,100.9
Clean Energy and Infrastructure	970.5	1,067.0
Oil and Gas	1,509.8	1,527.6
Power Delivery	2,038.6	2,017.2
Other	263.0	238.1
Corporate	149.5	170.6
Consolidated segment assets	$7,088.0	$7,121.4
(a)     Segment assets as of December 31, 2021 were recast during the first quarter of 2022 to conform with the change in segment reporting for the HMG acquisition, the effect of which was a decrease in Power Delivery segment assets of $192.2 million, an increase in assets for the Communications and Oil and Gas segments of $69.4 million and $77.0 million, respectively, and an increase in Corporate assets of $45.8 million.

	For the Three Months Ended March 31,
EBITDA Reconciliation:	2022	2021
(Loss) income before income taxes	$(48.1)	$95.4
Plus:
Interest expense, net	16.0	12.5
Depreciation	85.2	79.3
Amortization of intangible assets	25.6	11.2
Consolidated EBITDA	$78.7	$198.4
Foreign Operations and Other. MasTec operates primarily in the United States and Canada, and, to a far lesser extent, in Mexico, the Caribbean and India. Revenue derived from U.S. operations totaled $1.9 billion and $1.7 billion for the three month periods ended March 31, 2022 and 2021, respectively. Revenue derived from foreign operations totaled $24.5 million and $46.4 million for the three month periods ended March 31, 2022 and 2021, respectively, which was derived primarily from the Company’s Canadian operations in its Oil and Gas segment, and, to a lesser extent, from the Company’s operations in Mexico. Long-lived assets held in the U.S. included property and equipment, net, of $1.5 billion and $1.4 billion as of March 31, 2022 and December 31, 2021, respectively, and, for the Company’s businesses in foreign countries, totaled $24.6 million and $24.5 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $2.2 billion and $2.1 billion as of March 31, 2022 and December 31, 2021, respectively, and for the Company’s businesses in foreign countries, totaled approximately $42.8 million and $43.8 million as of March 31, 2022 and December 31, 2021, respectively. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of March 31, 2022 and December 31, 2021, amounts due from customers from which foreign revenue was derived accounted for approximately 1% and 2%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. Revenue from governmental entities for the three month periods ended March 31, 2022 and 2021 totaled approximately 6% and 4% of total revenue, respectively, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
For the three month period ended March 31, 2022, no customer represented greater than 10% of the Company’s total consolidated revenue, and for the three month period ended March 31, 2021, Enbridge, Inc. represented 25% of the Company’s total consolidated revenue.  The Company’s relationship with Enbridge, Inc. is based upon various construction contracts for pipeline activities, for which the related revenue is included within the Oil and Gas segment.

Note 14 – Commitments and Contingencies
MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business, including project contract price disputes, other project-related liabilities and acquisition purchase price disputes. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. The outcome of such cases, claims and disputes cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In the third quarter of 2021, a settlement was finalized in favor of MasTec for approximately $25 million. As of March 31, 2022, $19 million remained outstanding, which amount is due in 2022.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2022 and December 31, 2021, there were $217.0 million and $188.5 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of March 31, 2022 or December 31, 2021.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2022 and December 31, 2021, outstanding performance and payment bonds approximated $2,230.2 million and $2,155.2 million, respectively, and estimated costs to complete projects secured by these bonds totaled $780.1 million and $768.8 million as of March 31, 2022 and December 31, 2021, respectively. Included in these balances as of both March 31, 2022 and December 31, 2021 are $115.0 million of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests ranging from 30% to 50% in three civil construction projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of March 31, 2022, the Company was not aware of material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of March 31, 2022 and December 31, 2021 are amounts held by entities that are proportionately consolidated totaling $26.8 million and $14.6 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limit. Cash balances held by the Company’s captive insurance company, which totaled approximately $0.3 million as of both March 31, 2022 and December 31, 2021, are generally not available for use in the Company’s other operations.
As of March 31, 2022 and December 31, 2021, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to its insurance policies, totaled $186.2 million and $189.8 million, respectively, of which $119.5 million and $126.5 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.6 million and $4.2 million as of March 31, 2022 and December 31, 2021, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $154.3 million and $125.7 million as of March 31, 2022 and December 31, 2021, respectively. As of both March 31, 2022 and December 31, 2021, outstanding surety bonds related to self-insurance programs amounted to $52.9 million.
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
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of March 31, 2022, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans. In connection with the HMG acquisition, the Company assumed an obligation related to HMG’s 2016 withdrawal from a multiemployer pension plan, under which HMG is obligated to make quarterly payments of approximately $74,000 through 2036. As of March 31, 2022 and December 31, 2021, a withdrawal liability of approximately $3.3 million and $3.4 million, respectively, was recorded within other current and other long-term liabilities within the consolidated balance sheets related to this obligation.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both March 31, 2022 and December 31, 2021, the Company had accrued project close-out liabilities of approximately $40 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. In the third quarter of 2021, DIRECTV® was spun off from AT&T. As a result, for customer reporting purposes, AT&T and DIRECTV® are reported separately and all prior periods have been updated to give retroactive effect to the spin-off of DIRECTV® from AT&T. For the three month period ended March 31, 2022, the Company had approximately 850 customers. There were no customers that represented greater than 10% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue, as of either March 31, 2022 or December 31, 2021. For the three month periods ended March 31, 2022 and 2021, the Company derived approximately 42% and 66%, respectively, of its revenue from its top ten customers.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing and business development activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended March 31, 2022 and 2021, such payments to related party entities totaled approximately $6.8 million and $20.5 million, respectively. Payables associated with such arrangements totaled approximately $0.9 million and $0.6 million as of March 31, 2022 and December 31, 2021, respectively. Revenue from such related party arrangements totaled approximately $3.8 million and $1.1 million for the three month periods ended March 31, 2022 and 2021, respectively. Related amounts receivable, net, totaled approximately $3.3 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. MasTec paid CCI $1.0 million and $5.0 million, net of rebates, for the three month periods ended March 31, 2022 and 2021, respectively, related to this activity. Amounts payable to CCI, net of rebates receivable, totaled approximately $0.6 million and $0.8 million as of March 31, 2022 and December 31, 2021, respectively.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month period ended March 31, 2022, subcontracting expenses under these arrangements were de minimis, and for the three month period ended March 31, 2021, MasTec incurred subcontracting expenses of approximately $29.0 million. As of March 31, 2022, related amounts payable were de minimis, and as of December 31, 2021, totaled approximately $0.5 million.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For both the three month periods ended March 31, 2022 and 2021, MasTec paid approximately $0.6 million related to this leasing arrangement.
MasTec has performed construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Services provided by MasTec have included the construction of a soccer facility and stadium as well as wireless infrastructure services. MasTec may perform additional construction services for the Franchise in the future. For the three month period ended March 31, 2022 and 2021, charges under these arrangements were de minimis. Payments for other expenses related to the Franchise for both the three month periods ended March 31, 2022 and 2021 totaled approximately $0.1 million.
In connection with a fourth quarter 2021 acquisition, MasTec has a subcontracting arrangement to perform construction services for an entity, of which José R. Mas bought a minority interest, and of which a member of management of a MasTec subsidiary owns the remaining interest.

For the three month period ended March 31, 2022, revenue recognized by MasTec under this arrangement totaled approximately $28.8 million, and as of March 31, 2022, related amounts receivable totaled approximately $13.7 million. There were no amounts receivable as of December 31, 2021. MasTec pays a management fee to this entity in connection with the subcontracting arrangement. MasTec incurred approximately $0.2 million of management fee expense related to this arrangement for the three month period ended March 31, 2022, which amount was payable as of March 31, 2022.
MasTec leases employees and provides satellite communication services to a customer in which Jorge Mas and José R. Mas own a majority interest. Charges to this customer under these arrangements totaled approximately $0.3 million for both the three month periods ended March 31, 2022 and 2021. As of both March 31, 2022 and December 31, 2021, related amounts receivable totaled approximately $0.8 million.
The Company has advanced amounts on behalf of an entity that was acquired in 2021. Amounts outstanding for such advances, which are expected to be settled under customary terms associated with the related purchase agreement, totaled approximately $1.8 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively. Additionally, in 2021, the Company advanced amounts to the former owner of an acquired business. There were no remaining amounts outstanding as of March 31, 2022, and as of December 31, 2021, approximately $1.0 million of such advances was outstanding. In addition, the Company, through a 2020 acquisition, has a 25% interest in an entity, under which the acquired business and the 25% owned entity have a subcontracting arrangement. The Company’s interest in this entity, for which post acquisition operating activity is de minimis, is accounted for as an equity method investment. For the three month period ended March 31, 2022, the Company made equity contributions to this entity of approximately $0.5 million. As of March 31, 2022 and December 31, 2021, the Company’s net investment in this entity was a liability of approximately $1.1 million and $1.6 million, respectively, which net amounts each included approximately $2.3 million of accounts receivable, net, less deferred revenue, related to the subcontracting arrangement. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. For both the three month periods ended March 31, 2022 and 2021, approximately $0.2 million of income was recognized in connection with these arrangements. As of March 31, 2022 and December 31, 2021, related amounts receivable totaled $0.6 million and $0.4 million, respectively.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee and for the other of which José R. Mas is a trustee. There were no payments made in connection with these agreements in either of the three month periods ended March 31, 2022 or 2021, and life insurance assets associated with these agreements totaled approximately $24.0 million as of both March 31, 2022 and December 31, 2021.

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
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our 2021 Form 10-K, including those described under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors,” as updated by Item 1A, “Risk Factors” in this report and other filings we make with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three month periods ended March 31, 2022 and 2021. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2021 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Impact of the COVID-19 Pandemic and General Economic Conditions
The COVID-19 pandemic has disrupted business activities and global economic conditions since 2020, and has negatively affected our operations during the same period. While the adverse effects of the COVID-19 pandemic have begun to subside, its effects vary by region, and uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, particularly as new variants of COVID-19 arise. The extent to which the COVID-19 pandemic, including the recent and emerging variants, could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that we may not be able to accurately predict. The length and extent of any continuing economic and market disruptions are unknown, and therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
We believe that we have taken appropriate steps to mitigate the effects of the COVID-19 pandemic on our business, and our business model has, thus far, proven resilient. We continue to actively monitor the effects of the COVID-19 pandemic on our operations and to the extent that future business activities are adversely affected by the pandemic, we intend to take appropriate actions designed to mitigate these impacts. Notwithstanding moderation of the COVID-19 pandemic and related governmental and other restrictions, we may continue to experience direct and indirect negative effects on our business and operations from possible longer-term changes in consumer and customer behavior and/or from negative economic conditions, including recent inflationary effects, rising interest rates and supply chain disruptions, including limited availability of products.
As of March 31, 2022, we maintained a strong balance sheet, have strong relationships with our banking partners and had ample liquidity totaling approximately $1.0 billion, comprising $0.8 billion of availability under our Credit Facility and $233 million of cash. We believe that our financial position, strong cash flows and operational strengths will enable us to manage the current uncertainties resulting from the COVID-19 pandemic. Our business operations typically generate significant cash flow, affording us the flexibility to invest strategically in our efforts to maximize shareholder value through mergers and acquisitions, share repurchases and capital expenditures. We carefully manage our liquidity and will continue to monitor any potential effects from the pandemic and changing economic conditions on our financial results, cash flows and/or working capital and intend to take appropriate actions in efforts to mitigate any impacts.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: power delivery services, including transmission and distribution, wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline infrastructure, including natural gas pipeline and distribution infrastructure; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended March 31, 2022, we had an average of approximately 660 locations and approximately 27,000 employees, and as of March 31, 2022, we had approximately 750 locations and 28,000 employees. We offer our services under the MasTec® and other service marks. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. In the first quarter of 2022, we began integration of HMG. The HMG acquisition was completed on December 30, 2021, with its initial balance sheet reported within our Power Delivery segment. During the first quarter of 2022, we reported portions of HMG’s operations within our Power Delivery, Communications and Oil and Gas segments, as appropriate, and HMG’s corporate functions within our Corporate results. Accordingly, HMG’s December 31, 2021 balance sheet information was recast to conform with the new reporting structure. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements, which are incorporated by reference, for additional information regarding our segment reporting and significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 62% of our estimated March 31, 2022 backlog in 2022. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	March 31, 2022	December 31, 2021 (a)	March 31, 2021
Communications	$4,920	$4,583	$3,751
Clean Energy and Infrastructure	1,693	1,543	1,386
Oil and Gas	1,382	1,171	2,211
Power Delivery	2,650	2,642	516
Other	—	—	—
Estimated 18-month backlog	$10,645	$9,939	$7,864
(a)     Backlog as of December 31, 2021 was recast during the first quarter of 2022 to conform with the change in segment reporting for the HMG acquisition, the effect of which was a decrease in Power Delivery segment backlog of $223.0 million, and an increase in backlog for the Communications and Oil and Gas segments of $79.0 million and $144.0 million, respectively.
As of March 31, 2022, 65% of our backlog is attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from economic or other conditions, including supply chain disruptions, inflationary and/or COVID-19 effects, climate-related matters, political unrest, such as the ongoing military conflict in Ukraine, and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of March 31, 2022, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $6.9 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $1.1 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2022 differs from the amount of our remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $2.7 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
Economic, Industry and Market Factors
We closely monitor the effects of changes in economic and market conditions on our customers, including the potential effects of climate-related matters, the COVID-19 pandemic and the ongoing military conflict in Ukraine. Changes in general economic and market conditions can affect demand for our customers’ products and services, which can increase or decrease our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, or the cost to provide such services, including (i) changes to our customers’ capital spending plans, including any potential effects from public health issues, supply chain or inflationary issues, or rising interest rates; (ii) new or changing regulatory requirements, governmental policy changes, and customer or industry initiatives, including with respect to climate change, sustainability and related environmental concerns, and changes in governmental permitting; (iii) economic, political or other market developments or uncertainty, such as the ongoing military conflict in Ukraine and/or access to capital for customers in the industries we serve; (iv) changes in technology, tax and other incentives; and (v) mergers, acquisitions or other business transactions among the customers we serve.
Changes in demand for, and fluctuations in market prices for, oil, gas and other energy sources can affect demand for our services. In particular, such changes can affect the level of activity in energy generation projects, including from renewable energy sources, as well as pipeline construction and carbon capture projects. The availability of transportation and transmission capacity can also affect demand for our services, including energy generation, electric grid and pipeline construction projects. These fluctuations, as well as the highly competitive nature of our industry, can result in changes in the levels of activity, the project mix, and/or the profitability of the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules, holidays, regulatory matters and/or timing, in particular, for large non-recurring projects, and the effects of market uncertainty or disruptions, including from public health matters or political unrest, such as the ongoing military conflict in Ukraine. Typically, our revenue is lowest at the beginning of the year and during the winter months because cold, snowy or wet conditions can delay projects. Revenue is generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate, but continued cold and wet weather can often affect second quarter productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including warm winter weather, excessive rainfall, flooding or natural catastrophes such as wildfires, hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the potential future effects of public health matters, such as the COVID-19 pandemic, climate-related matters and macroeconomic trends and events, such as inflation and interest rate levels, as well as global events, such as the ongoing military conflict in Ukraine. These estimates form the basis for making judgments about our operating results and the carrying values of assets and liabilities, that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors.
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
Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference, and to our 2021 Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates. As described in more detail in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, our consolidated financial statements include certain reclassifications of prior period amounts to conform with the current period presentation. For details of our first quarter 2022 quarterly review for indicators of impairment, refer to Note 3 - Acquisitions, Goodwill and Other Intangible Assets in the notes to the consolidated financial statements, which is incorporated by reference.

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

	For the Three Months Ended March 31,
	2022		2021
Revenue	$1,954.4	100.0%	$1,775.4	100.0%
Costs of revenue, excluding depreciation and amortization	1,733.3	88.7%	1,513.9	85.3%
Depreciation	85.2	4.4%	79.3	4.5%
Amortization of intangible assets	25.6	1.3%	11.2	0.6%
General and administrative expenses	145.4	7.4%	70.6	4.0%
Interest expense, net	16.0	0.8%	12.5	0.7%
Equity in earnings of unconsolidated affiliates	(6.8)	(0.3)%	(7.3)	(0.4)%
Other expense (income), net	3.8	0.2%	(0.1)	0.0%
(Loss) income before income taxes	$(48.1)	(2.5)%	$95.4	5.4%
Benefit from (provision for) income taxes	13.1	0.7%	(29.3)	(1.7)%
Net (loss) income	$(35.0)	(1.8)%	$66.1	3.7%
Net income attributable to non-controlling interests	0.0	0.0%	0.5	0.0%
Net (loss) income attributable to MasTec, Inc.	$(35.0)	(1.8)%	$65.6	3.7%
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

	Revenue		EBITDA and EBITDA Margin
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Reportable Segment:	2022	2021	2022 (a)		2021
Communications	$664.2	$568.6	$40.3	6.1%	$48.9	8.6%
Clean Energy and Infrastructure	435.9	350.4	10.9	2.5%	10.9	3.1%
Oil and Gas	211.0	725.5	21.5	10.2%	167.6	23.1%
Power Delivery	650.5	133.5	46.1	7.1%	3.6	2.7%
Other	0.0	0.0	6.9	NM	7.4	NM
Eliminations	(7.2)	(2.6)	—	—	—	—
Corporate	—	—	(47.0)	—	(40.0)	—
Consolidated Results	$1,954.4	$1,775.4	$78.7	4.0%	$198.4	11.2%
NM - Percentage is not meaningful
(a)     For the three month period ended March 31, 2022, Power Delivery, Communications, Oil and Gas and Corporate EBITDA included $7.0 million, $0.8 million, $2.0 million and $3.8 million, respectively, of acquisition and integration costs related to our fourth quarter 2021 acquisitions.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenue. For the three month period ended March 31, 2022, consolidated revenue totaled $1,954 million as compared with $1,775 million for the same period in 2021, an increase of $179 million, or 10%. Revenue increased in our Power Delivery segment by $517 million, or 387%, in our Communications segment by $96 million, or 17%, and in our Clean Energy and Infrastructure segment by $86 million, or 24%, whereas revenue in our Oil and Gas segment decreased by $515 million, or 71%. Acquisitions contributed $705 million in increased revenue for the three month period ended March 31, 2022, whereas organic revenue decreased by approximately $526 million, or 30%, as compared with the same period in 2021.
Communications Segment. Communications revenue was $664 million for the three month period ended March 31, 2022, as compared with $569 million for the same period in 2021, an increase of $96 million, or 17%. Acquisitions contributed $63 million of revenue for the three month period ended March 31, 2022, and organic revenue increased by approximately $33 million, or 6%, as compared with the same period in 2021. The increase in organic revenue was driven primarily by higher levels of project activity.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $436 million for the three month period ended March 31, 2022 as compared with $350 million for the same period in 2021, an increase of $86 million, or 24%. Acquisitions contributed $47 million of revenue for the three month period ended March 31, 2022, and organic revenue increased by $39 million, or 11%, as compared with the same period in 2021, due primarily to higher levels of project activity and mix.
Oil and Gas Segment. Oil and Gas revenue was $211 million for three month period ended March 31, 2022, as compared with $726 million for the same period in 2021, a decrease of $515 million, or 71%. For the three month period ended March 31, 2022, acquisitions contributed $55 million of revenue, whereas organic revenue decreased by $570 million, or 79%, as compared with the same period in 2021, primarily due to a project timing-related decrease in large diameter project activity as well as lower levels of activity for other projects.
Power Delivery Segment. Power Delivery revenue was $651 million for the three month period ended March 31, 2022, as compared with $134 million for the same period in 2021, an increase of $517 million, or 387%. For the three month period ended March 31, 2022, acquisitions contributed $540 million of revenue, whereas organic revenue decreased by approximately $23 million, or 17%, as compared with the same period in 2021, primarily due to timing and mix of project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $219 million, or 14%, to $1,733 million for the three month period ended March 31, 2022 from $1,514 million for the same period in 2021. Higher levels of revenue contributed an increase of $153 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $67 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 340 basis points, from 85.3% of revenue for the three month period ended March 31, 2021, to 88.7% of revenue for the same period in 2022. The basis point increase was due primarily to segment revenue mix, including lower levels of revenue for our oil and gas operations, as well as project inefficiencies and project start-up costs.
Depreciation. Depreciation was $85 million, or 4.4% of revenue, for the three month period ended March 31, 2022, as compared with $79 million, or 4.5% of revenue, for the same period in 2021, an increase of $6 million, or 7%. Acquisitions contributed $27 million of depreciation for the three month period ended March 31, 2022 and organic depreciation decreased by $21 million, or 27%, due primarily to a reduction in capital investments related to large diameter pipeline project activity. As a percentage of revenue, depreciation decreased by approximately 10 basis points.
Amortization of intangible assets. Amortization of intangible assets was $26 million, or 1.3% of revenue, for the three month period ended March 31, 2022, as compared with $11 million, or 0.6% of revenue, for the same period in 2021, an increase of approximately $14 million, or 128%. Acquisitions contributed $18 million of amortization for the three month period ended March 31, 2022 and organic amortization decreased by approximately $3 million, or 29% due to the effects of timing of amortization for certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 70 basis points.
General and administrative expenses. General and administrative expenses totaled $145 million, or 7.4% of revenue, for the three month period ended March 31, 2022 as compared with $71 million, or 4.0% of revenue, for the same period in 2021, for an increase of $75 million, or 106%. Acquisitions contributed $57 million of general and administrative expenses for the three month period ended March 31, 2022. For the three month period ended March 31, 2022, general and administrative expenses not related to acquisitions increased by approximately $18 million, or approximately 25%, as compared with the same period in the prior year, primarily due to increases in travel and information technology and other administrative expenses, as well as the effect of prior year recoveries of provisions for credit losses. Overall, general and administrative expenses, including approximately $14 million of acquisition and integration costs, increased by approximately 350 basis points as a percentage of revenue for the three month period ended March 31, 2022 as compared with the same period in 2021.
Interest expense, net. Interest expense, net of interest income, was approximately $16 million, or approximately 0.8% of revenue, for the three month period ended March 31, 2022, as compared with approximately $12 million, or 0.7% of revenue, for the same period in 2021, an increase of $4 million, or approximately 29%. The increase in interest expense resulted primarily from credit facility activity, which increased due to higher average balances, including from indebtedness incurred in connection with our 2021 acquisitions, as compared with the same period in 2021.
Equity in earnings of unconsolidated affiliates, net. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the both three month periods ended March 31, 2022 and 2021, equity in earnings from unconsolidated affiliates, net, totaled approximately $7 million and related primarily to our investments in the Waha JVs, partially offset by equity in losses from investments in certain telecommunications and other entities.
Other expense (income), net. Other expense (income), net, consists primarily of gains or losses from changes to estimated Earn-out accruals, certain legal/other settlements, gains or losses, or changes in estimated recoveries from, certain assets and investments, and other miscellaneous income or expense. For the three month period ended March 31, 2022, other expense, net, included approximately $5 million of expense, net, from changes in the fair value of certain investments and income from strategic arrangements. For the three month period ended March 31, 2021, other income, net, included approximately $1 million, net, of expense from certain investments and income from strategic arrangements, offset by miscellaneous other income.
Benefit from (provision for) income taxes. Income tax benefit was $13 million for the three month period ended March 31, 2022. Income tax expense for the three month period ended March 31, 2021 was $29 million. Pre-tax losses totaled $48 million for the three month period ended March 31, 2022 whereas pre-tax income totaled $95 million for the same period in 2021. For the three month period ended March 31, 2022, our effective tax rate decreased to 27.3% from 30.7% for the same period in 2021. Our effective tax rate in the first quarter of 2022 included a net tax benefit of approximately $0.9 million related to the vesting of share-based payment awards, whereas in the first quarter of 2021, included the negative effect of $2.3 million related to non-deductible share-based compensation.

Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $40 million, or 6.1% of revenue, for the three month period ended March 31, 2022, as compared with $49 million, or 8.6% of revenue, for the same period in 2021, a decrease of approximately $9 million, or 17%. As a percentage of revenue, EBITDA decreased by approximately 250 basis points, or approximately $17 million, due primarily to project timing delays and inefficiencies, as well as the effects of project start-up costs and acquisition and integration costs. Higher levels of revenue contributed an increase in EBITDA of $8 million.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $11 million, or 2.5% of revenue, for the three month period ended March 31, 2022, as compared with EBITDA of $11 million, or 3.1% of revenue, for the same period in 2021. As a percentage of revenue, EBITDA decreased by approximately 60 basis points, or $3 million, due to project inefficiencies, including from project timing delays. Higher levels of revenue contributed an increase in EBITDA of approximately $3 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $22 million, or 10.2% of revenue, for the three month period ended March 31, 2022, as compared with $168 million, or 23.1% of revenue, for the same period in 2021, a decrease of $146 million, or 87%. Lower levels of revenue contributed a decrease in EBITDA of $119 million, while reduced productivity contributed a decrease in EBITDA of approximately $27 million. EBITDA margins decreased by approximately 1,290 basis points due primarily to inefficiencies resulting from lower levels of revenue, including from project timing delays as well as project mix and the effects of acquisition and integration costs.
Power Delivery Segment. EBITDA for our Power Delivery segment was $46 million, or 7.1% of revenue, for the three month period ended March 31, 2022, as compared with EBITDA of $4 million, or 2.7% of revenue, for the same period in 2021, an increase in EBITDA of approximately $43 million, or 1,194%. As a percentage of revenue, EBITDA increased by approximately 440 basis points, or $29 million due primarily to project efficiencies resulting from higher levels of revenue and project mix, partially offset by the effects of acquisition and integration costs. Higher levels of revenue contributed an increase in EBITDA of $14 million.
Other Segment. EBITDA from Other businesses was approximately $7 million for both the three month periods ended March 31, 2022 and 2021, respectively, and related primarily to equity in earnings from our investments in the Waha JVs, partially offset by equity in losses from other investments.
Corporate. Corporate EBITDA was negative $47 million for the three month period ended March 31, 2022, as compared with EBITDA of negative $40 million for the same period in 2021, for a decrease in EBITDA of approximately $7 million. Acquisitions, including certain acquisition and integration costs, contributed $10 million of Corporate expenses for the three month period ended March 31, 2022. For the three month period ended March 31, 2022, Corporate EBITDA also included approximately $5 million of expense, net, from changes in the fair value of certain investments and income from strategic arrangements, whereas for the three month period ended March 31, 2021, Corporate EBITDA included approximately $1 million of expense, net from fair value changes. For the three month period ended March 31, 2022, Corporate expenses not related to the above-described items decreased by approximately $7 million as compared with the same period in the prior year, due primarily to the effects of timing of legal and settlement matters, offset, in part, by increases in compensation and other administrative expenses.
Foreign Operations
Our foreign operations are primarily in Canada and, to a far lesser extent, in Mexico, the Caribbean and India. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense; acquisition and integration costs related to our 2021 acquisitions; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, amortization of intangible assets, the effects of changes in statutory tax rates and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. In addition, beginning with the fourth quarter of 2021, due to the extent of the acquisition costs related to our fourth quarter 2021 acquisitions, and the costs of the integration efforts that have been, and will continue to be, required in connection with such acquisitions, we are excluding acquisition and integration costs in calculating Adjusted EBITDA and Adjusted Net Income for these acquisitions, and we intend to exclude such costs for future acquisitions requiring substantial integration efforts. We exclude intangible asset amortization and acquisition costs from our adjusted measures due to their non-operational nature and inherent volatility, as acquisition activity varies from period to period. We also believe that this presentation is common practice in our industry and improves comparability of our results with those of our peers, although each company’s definitions of these adjusted measures may vary as they are not standardized and should be used in light of the provided reconciliations.
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

	For the Three Months Ended March 31,
	2022		2021
Net (loss) income	$(35.0)	(1.8)%	$66.1	3.7%
Interest expense, net	16.0	0.8%	12.5	0.7%
(Benefit from) provision for income taxes	(13.1)	(0.7)%	29.3	1.7%
Depreciation	85.2	4.4%	79.3	4.5%
Amortization of intangible assets	25.6	1.3%	11.2	0.6%
EBITDA	$78.7	4.0%	$198.4	11.2%
Non-cash stock-based compensation expense	6.3	0.3%	5.5	0.3%
Acquisition and integration costs	13.6	0.7%	—	—%
Adjusted EBITDA	$98.7	5.0%	$203.9	11.5%
A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment for the periods indicated is as follows:

	For the Three Months Ended March 31,
	2022		2021
EBITDA	$78.7	4.0%	$198.4	11.2%
Non-cash stock-based compensation expense (a)	6.3	0.3%	5.5	0.3%
Acquisition and integration costs (b)	13.6	0.7%	—	—%
Adjusted EBITDA	$98.7	5.0%	$203.9	11.5%
Reportable Segment:
Communications	$41.1	6.2%	$48.9	8.6%
Clean Energy and Infrastructure	10.9	2.5%	10.9	3.1%
Oil and Gas	23.5	11.1%	167.6	23.1%
Power Delivery	53.2	8.2%	3.6	2.7%
Other	6.9	NM	7.4	NM
Corporate	(36.9)	—	(34.5)	—
Adjusted EBITDA	$98.7	5.0%	$203.9	11.5%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense is included within Corporate results.
(b)    For the three month period ended March 31, 2022, acquisition and integration costs of $7.0 million, $0.8 million, $2.0 million and $3.8 million are included within Power Delivery, Communications, Oil and Gas and Corporate results, respectively.
The table below, which may contain slight summation differences due to rounding, reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended March 31,
	2022		2021
	Net Loss (in millions)	Diluted Loss Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$(35.0)	$(0.47)	$66.1	$0.89
Adjustments:
Non-cash stock-based compensation expense	6.3	0.08	5.5	0.07
Amortization of intangible assets	25.6	0.34	11.2	0.15
Acquisition and integration costs	13.6	0.18	—	—
Total adjustments, pre-tax	$45.5	$0.61	$16.8	$0.23
Income tax effect of adjustments (a)	(12.5)	(0.17)	(1.3)	(0.02)
Statutory tax rate effects (b)	—	—	0.5	0.01
Adjusted non-U.S. GAAP measure	$(2.0)	$(0.03)	$82.0	$1.10
(a)    Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, which, for the three month periods ended March 31, 2022 and 2021, included net tax benefits of $0.9 million and $0.1 million, respectively, from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effect on pre-tax income. For the three month periods ended March 31, 2022 and 2021, our consolidated effective tax rates, as reported, were 27.3% and 30.7%, respectively, and as adjusted, were 23.4% and 26.9%, respectively.
(b)    For the three month period ended March 31, 2021, includes the effect of changes in certain state tax rates.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, earn-out obligations, equity investment funding requirements, debt service and income taxes. We also evaluate opportunities for strategic acquisitions, investments and other arrangements from time to time, and we may consider opportunities to borrow additional funds, which may include borrowings under our Credit Facility or debt issuances, or to refinance or retire outstanding debt, or to repurchase additional shares of our outstanding common stock under share repurchase authorizations, any of which may require our use of cash.
Capital Expenditures. For the three month period ended March 31, 2022, we spent approximately $83 million on capital expenditures, or $79 million, net of asset disposals, and incurred approximately $49 million of equipment purchases under finance leases. We estimate that we will spend approximately $230 million on capital expenditures, or approximately $150 million, net of asset disposals, in 2022, and expect to incur approximately $200 million to $220 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus purchase decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the three month period ended March 31, 2022, we used $22 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future Earn-out liabilities as of March 31, 2022 was approximately $160 million. Of this amount, $41 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the three month periods ended March 31, 2022 and 2021, we made no Earn-out payments. In addition, one of our acquisitions provides for certain additional payments to be made to the sellers if certain acquired receivables are collected, which we refer to as the Additional Payments. Pursuant to the terms of the purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. The fair value of the Additional Payments as of March 31, 2022 was estimated to be approximately $65 million in the aggregate, which amount is included within other current liabilities in the consolidated balance sheet. Of this amount, approximately $27 million is to be paid in shares, or approximately 295,000 shares as of March 31, 2022, based upon the contractually agreed upon value of our common stock. The amount of Additional Payments due to the sellers as of March 31, 2022 from collections of acquired receivables totaled approximately $30 million, of which the amount due in shares totaled approximately $12 million, or 135,000 shares. In addition, this acquisition provides for a customary net working capital adjustment, under which additional shares could be issued. As of March 31, 2022, the amount of any potential net working capital adjustment cannot be quantified or predicted with specificity due to factors requiring the future resolution of certain items.
Income Taxes. For the three month period ended March 31, 2022, tax refunds, net of tax payments, totaled approximately $1 million, and for the three month period ended March 31, 2021, tax payments, net of tax refunds, were de minimis. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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

Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of March 31, 2022, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, were generally flat at approximately $2.2 billion as of both March 31, 2022 and December 31, 2021. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Summary of Financial Condition, Liquidity and Capital Resources
Including our current assessment of general economic conditions on our results of operations and capital resource requirements, we anticipate that funds generated from operations, borrowings under our credit facilities and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, acquisition, strategic arrangement and investment funding requirements, share repurchase activity and other liquidity needs for the next twelve months and the foreseeable future.
Sources and Uses of Cash
As of March 31, 2022, we had approximately $918 million in working capital, defined as current assets less current liabilities, as compared with $1,089 million as of December 31, 2021, a decrease of approximately $171 million. Cash and cash equivalents totaled approximately $233 million and $361 million as of March 31, 2022 and December 31, 2021, respectively, for a decrease of $128 million, due, in part, to a decrease in net income.
Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$131.5	$257.2
Net cash used in investing activities	$(101.4)	$(134.6)
Net cash used in financing activities	$(158.0)	$(33.2)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the three month period ended March 31, 2022 was $132 million, as compared with approximately $257 million for the same period in 2021, for a decrease in cash provided by operating activities of approximately $126 million, due primarily to a decrease in net income, as well as the effect of working capital changes in assets and liabilities, net, including from acquisitions, partially offset by increases in certain expenses that reconcile net income to operating cash flows, including depreciation and amortization expense.
Our days sales outstanding, net of contract liabilities (“DSO”) was 89 as of March 31, 2022. As of December 31, 2021, our DSO was 98, and as adjusted for December 2021 acquisitions, was 77. DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. To provide a representative comparison of our DSOs across periods, for December 31, 2021, we calculated DSO as adjusted for our December 2021 acquisitions. This calculation for December 31, 2021 excludes revenue and accounts receivable, net of allowance, less contract liabilities for our December 2021 acquisitions, given that our consolidated results for the related period do not reflect the full quarter’s revenue for these acquisitions, but our consolidated balance sheet as of December 31, 2021 includes the full amount of related accounts receivable, net of allowance, less contract liabilities. The increase in DSO as of March 31, 2022, as compared with DSO as of December 31, 2021, as adjusted for our December 2021 acquisitions, was due to timing of ordinary course billing and collection activities, as well as the effect of our recent acquisitions, some of which have a higher DSO than the DSO of our organic operations, and lower levels of organic revenue with fixed amounts of project retainage. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $33 million to $101 million for the three month period ended March 31, 2022 from $135 million for the three month period ended March 31, 2021. For the three month period ended March 31,

2022, we completed one acquisition and paid $22 million in cash related to acquisitions, whereas for the same period in 2021, we completed two acquisitions and paid $89 million in cash related to acquisitions, a decrease of approximately $67 million. These acquisitions were funded with cash on hand and borrowings under our senior credit facility. Capital expenditures for the three month period ended March 31, 2022 totaled $83 million, or $79 million, net of asset disposals, as compared with $48 million, or $42 million, net of asset disposals, for the same period in 2021, for an increase in cash used in investing activities of approximately $37 million. Payments for other investments, which relate primarily to investments in certain equity investees, decreased from $4 million for the three month period ended March 31, 2021 to $1 million for the same period in 2022.
Financing Activities. Net cash used in financing activities for the three month period ended March 31, 2022 was $158 million, as compared with $33 million for the same period in 2021, for an increase in cash used in financing activities of $125 million. The increase in cash used in financing activities was driven primarily by Credit Facility (as defined below) activity. Credit Facility activity, net, totaled $82 million of repayments, net of borrowings for the three month period ended March 31, 2022, as compared with $9 million of borrowings, net of repayments, for the three month period ended March 31, 2021. Additionally, payments of finance lease obligations increased by approximately $3 million for the three month period ended March 31, 2022 as compared with the same period in 2021. Other financing activities for the three month period ended March 31, 2022 included share repurchases, which totaled $14 million, whereas for the same period in 2021, there were no share repurchases. Subsequent to March 31, 2022, we repurchased an additional 0.5 million shares of our common stock for an aggregate purchase price of $36 million. Payments for other financing activities, net, totaled $17 million for the three month period ended March 31, 2022, and included payments for other borrowing activities, whereas payments for other financing activities for the three month period ended March 31, 2021 totaled $1 million.
Senior Credit Facility
We have a senior unsecured credit facility (the “Credit Facility”), which matures on November 1, 2026 and has aggregate borrowing commitments totaling $2.0 billion, which amount is composed of $1.65 billion of revolving commitments and a Term Loan totaling $350 million in original principal amount. Aggregate outstanding borrowings under the Credit Facility as of March 31, 2022 totaled approximately $1.0 billion. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including acquisitions, equity investments or other strategic arrangements, share repurchases and the repurchase or prepayment of indebtedness, including repayment of term loans.
We are dependent upon borrowings and letters of credit under our Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of our Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2021 Form 10-K.
4.50% Senior Notes
We have $600 million of 4.50% Senior Notes due August 15, 2028 (the “4.50% Senior Notes”). The 4.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by certain of our wholly-owned domestic restricted subsidiaries. The 4.50% Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2021 Form 10-K.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of March 31, 2022.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2021 Form 10-K. Also see Note 7 - Debt in the notes to the consolidated financial statements in this Form 10-Q for current period balances and discussion, which is incorporated by reference.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with potential funding obligations and indemnification and/or guarantee arrangements relating to our equity and other investment arrangements, including our variable interest entities. However, these off-balance sheet arrangements have not, and are not reasonably likely to have, a material impact on our financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources in the next twelve months or in the foreseeable future. Refer to Note 14 - Commitments and Contingencies, Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions in the notes to the consolidated financial statements, which are incorporated by reference.
Impact of Inflation
The primary inflationary factors directly affecting our operations are labor, fuel and material costs. In times of low unemployment, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of our customers’ projects, and accordingly, demand for our services. Material and commodity prices are subject to unexpected fluctuations due to events outside of our control, including geopolitical events, such as the ongoing conflict in Ukraine, climate-related effects and fluctuations in global supply and demand, which events have recently caused market volatility, particularly in the oil and gas markets, among others. Such market volatility can affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Market prices for goods can also be affected by supply chain disruptions, such as those arising from the effects of the COVID-19 pandemic. We closely monitor inflationary factors, including the current rise in the rate of inflation, and any potential effects they may have on our business operations, operating results and/or financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2022, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our Term Loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of March 31, 2022, we had $691 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 1.60% and a Term Loan with a balance of $350 million and an interest rate of 1.71%. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates, particularly in an inflationary environment as central banks seek to increase interest rates. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $3 million for the three month period ended March 31, 2022. While our material financing arrangements indexed to LIBOR have procedures for determining an alternative base rate, the upcoming expected phase-out of LIBOR could lead to volatility in interest rates for our variable rate debt, as the alternative base rate could perform differently than the current LIBOR-indexed rate, which could result in an increase in the cost of our variable rate indebtedness.
As of March 31, 2022, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes and $299 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 3.2%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 1% of our total revenue for the three month period ended March 31, 2022. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the three month period ended March 31, 2022. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three month period ended March 31, 2022, foreign currency translation gains, net, totaled approximately $1 million and related to our operations in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of March 31, 2022. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2021 Form 10-K.
ITEM 1A.    RISK FACTORS
Subject the potential effects of inflation, rising interest rates and the ongoing military conflict in Ukraine on certain of the risks we normally face in operating our business, including those disclosed in our 2021 Form 10-K, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2021 Form 10-K, as updated by our Quarterly Report on Form 10-Q and other filings we make with the SEC.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (c)
January 1 through January 31	7,866	$89.64	—	$158,617,588
February 1 through February 28	8,234	$89.28	—	$158,617,588
March 1 through March 31	196,843	$73.79	187,978	$144,826,541
Total	212,943		187,978
(a)Includes 7,866, 8,006 and 8,865 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in January, February and March of 2022, respectively, 228 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in February of 2022, and 187,978 of repurchases under share repurchase programs in March of 2022.
(b)Includes 117,054 shares repurchased under our $100 million December 2018 share repurchase program, which was publicly announced on December 21, 2018 and which completed the program, and 70,924 shares repurchased under our $150 million March 2020 share repurchase program, which was publicly announced on March 19, 2020.
(c)As of March 31, 2022, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program totaled $144.8 million.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.	Description

10.1*	Amendment to the MasTec, Inc. Amended and Restated Bargaining Units ESPP.
10.2*	Amendment to the MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan.
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosure.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	May 5, 2022
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)