Form 10-Q
period 2022-06-30
MASTEC INC
filed 2022-08-04
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of August 1, 2022, MasTec, Inc. had 75,539,990 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2022

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,301,792	$1,962,658	$4,256,192	$3,738,082
Costs of revenue, excluding depreciation and amortization	2,028,111	1,675,232	3,761,427	3,189,091
Depreciation	87,001	87,501	172,195	166,766
Amortization of intangible assets	27,673	19,923	53,263	31,170
General and administrative expenses	133,785	81,503	279,175	152,093
Interest expense, net	19,387	13,829	35,428	26,288
Equity in earnings of unconsolidated affiliates, net	(6,587)	(7,525)	(13,364)	(14,871)
Other income, net	(5,825)	(10,632)	(2,071)	(10,711)
Income (loss) before income taxes	$18,247	$102,827	$(29,861)	$198,256
(Provision for) benefit from income taxes	(1,992)	(27,062)	11,157	(56,379)
Net income (loss)	$16,255	$75,765	$(18,704)	$141,877
Net income attributable to non-controlling interests	43	314	62	777
Net income (loss) attributable to MasTec, Inc.	$16,212	$75,451	$(18,766)	$141,100

Earnings (loss) per share (Note 2):
Basic earnings (loss) per share	$0.22	$1.04	$(0.25)	$1.95
Basic weighted average common shares outstanding	74,445	72,501	74,615	72,470

Diluted earnings (loss) per share	$0.20	$1.02	$(0.27)	$1.91
Diluted weighted average common shares outstanding	75,537	73,976	74,647	73,913

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited - in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$16,255	$75,765	$(18,704)	$141,877
Other comprehensive income (loss):
Foreign currency translation (losses) gains, net of tax	(1,743)	843	(830)	1,214
Unrealized gains (losses) on investment activity, net of tax	7,843	(3,465)	21,597	10,374
Comprehensive income	$22,355	$73,143	$2,063	$153,465
Comprehensive income attributable to non-controlling interests	43	314	62	777
Comprehensive income attributable to MasTec, Inc.	$22,312	$72,829	$2,001	$152,688

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$138,929	$360,736
Accounts receivable, net of allowance	1,014,616	1,019,324
Contract assets	1,519,387	1,227,927
Inventories, net	123,766	92,595
Prepaid expenses	106,416	91,488
Other current assets	154,108	81,884
Total current assets	$3,057,222	$2,873,954
Property and equipment, net	1,571,828	1,436,087
Operating lease right-of-use assets	254,808	260,410
Goodwill, net	1,484,600	1,520,575
Other intangible assets, net	664,994	670,280
Other long-term assets	371,234	360,087
Total assets	$7,404,686	$7,121,393
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$151,987	$137,912
Current portion of operating lease liabilities	88,365	95,426
Accounts payable	799,905	663,063
Accrued salaries and wages	214,387	203,141
Other accrued expenses	219,827	229,936
Contract liabilities	298,620	313,965
Other current liabilities	124,599	141,155
Total current liabilities	$1,897,690	$1,784,598
Long-term debt, including finance leases	2,118,084	1,876,233
Long-term operating lease liabilities	176,549	176,378
Deferred income taxes	470,786	450,361
Other long-term liabilities	256,635	289,962
Total liabilities	$4,919,744	$4,577,532
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 95,491,405 and 95,371,211 (including 1,686,822 and 1,747,385 of unvested stock awards) as of June 30, 2022 and December 31, 2021, respectively	9,549	9,537
Capital surplus	1,049,576	1,033,615
Retained earnings	2,143,622	2,162,388
Accumulated other comprehensive loss	(58,009)	(78,776)
Treasury stock, at cost: 19,933,055 and 18,941,926 shares as of June 30, 2022 and December 31, 2021, respectively	(663,910)	(586,955)
Total MasTec, Inc. shareholders’ equity	$2,480,828	$2,539,809
Non-controlling interests	$4,114	$4,052
Total equity	$2,484,942	$2,543,861
Total liabilities and equity	$7,404,686	$7,121,393

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2022
Balance as of March 31, 2022	95,488,017	$9,549	(19,129,904)	$(600,746)	$1,035,902	$2,127,410	$(64,109)	$2,508,006	$4,071	$2,512,077
Net income						16,212		16,212	43	16,255
Other comprehensive income							6,100	6,100		6,100
Non-cash stock-based compensation					6,836			6,836		6,836
Issuance of restricted shares, net	3,752	—			—			—		—
Shares withheld for taxes, net of other stock issuances	(364)	—			(48)			(48)		(48)
Acquisition of treasury stock, at cost			(936,308)	(67,500)				(67,500)		(67,500)
Issuance of shares in connection with acquisition			133,157	4,336	6,886			11,222		11,222
Balance as of June 30, 2022	95,491,405	$9,549	(19,933,055)	$(663,910)	$1,049,576	$2,143,622	$(58,009)	$2,480,828	$4,114	$2,484,942

For the Three Months Ended June 30, 2021
Balance as of March 31, 2021	93,253,268	$9,325	(18,941,926)	$(586,955)	$840,567	$1,899,206	$(77,234)	$2,084,909	$4,066	$2,088,975
Net income						75,451		75,451	314	75,765
Other comprehensive loss							(2,622)	(2,622)		(2,622)
Non-cash stock-based compensation					6,072			6,072		6,072
Issuance of restricted shares, net	3,114	—			—			—		—
Shares withheld for taxes, net of other stock issuances	(180)	1			(20)			(19)		(19)
Purchase of non-controlling interests					(5,429)			(5,429)	(1,373)	(6,802)
Balance as of June 30, 2021	93,256,202	$9,326	(18,941,926)	$(586,955)	$841,190	$1,974,657	$(79,856)	$2,158,362	$3,007	$2,161,369

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2022
Balance as of December 31, 2021	95,371,211	$9,537	(18,941,926)	$(586,955)	$1,033,615	$2,162,388	$(78,776)	$2,539,809	$4,052	$2,543,861
Net (loss) income						(18,766)		(18,766)	62	(18,704)
Other comprehensive income							20,767	20,767		20,767
Non-cash stock-based compensation					13,172			13,172		13,172
Issuance of restricted shares, net	168,762	17			(17)			—		—
Shares withheld for taxes, net of other stock issuances	(48,568)	(5)			(4,080)			(4,085)		(4,085)
Acquisition of treasury stock, at cost			(1,124,286)	(81,291)				(81,291)		(81,291)
Issuance of shares in connection with acquisition			133,157	4,336	6,886			11,222		11,222
Balance as of June 30, 2022	95,491,405	$9,549	(19,933,055)	$(663,910)	$1,049,576	$2,143,622	$(58,009)	$2,480,828	$4,114	$2,484,942

For the Six Months Ended June 30, 2021
Balance as of December 31, 2020	93,107,440	$9,311	(18,941,926)	$(586,955)	$837,453	$1,833,557	$(91,444)	$2,001,922	$3,603	$2,005,525
Net income						141,100		141,100	777	141,877
Other comprehensive income							11,588	11,588		11,588
Non-cash stock-based compensation					11,600			11,600		11,600
Issuance of restricted shares, net	141,195	14			(14)			—		—
Other stock issuances, net of shares withheld for taxes	7,567	1			(2,420)			(2,419)		(2,419)
Purchase of non-controlling interests					(5,429)			(5,429)	(1,373)	(6,802)
Balance as of June 30, 2021	93,256,202	$9,326	(18,941,926)	$(586,955)	$841,190	$1,974,657	$(79,856)	$2,158,362	$3,007	$2,161,369

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(18,704)	$141,877
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	172,195	166,766
Amortization of intangible assets	53,263	31,170
Non-cash stock-based compensation expense	13,172	11,600
Provision for (benefit from) deferred income taxes	6,190	(1,594)
Equity in earnings of unconsolidated affiliates, net	(13,364)	(14,871)
Gains on sales of assets, net	(8,662)	(5,975)
Non-cash interest expense, net	1,709	1,563
Other non-cash items, net	301	(7,836)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	18,575	32,710
Contract assets	(289,018)	(46,148)
Inventories	(19,844)	5,167
Other assets, current and long-term portion	521	(2,604)
Accounts payable and accrued expenses	99,796	60,452
Contract liabilities	(11,915)	(16,020)
Other liabilities, current and long-term portion	(2,674)	(6,915)
Net cash provided by operating activities	$1,541	$349,342
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(44,908)	(589,055)
Capital expenditures	(189,870)	(97,029)
Proceeds from sale of property and equipment	17,722	12,960
Payments for other investments	(2,965)	(6,197)
Proceeds from other investments	—	557
Other investing activities, net	—	2,650
Net cash used in investing activities	$(220,021)	$(676,114)
Cash flows from financing activities:
Proceeds from credit facilities	1,954,650	414,741
Repayments of credit facilities	(1,741,083)	(161,375)
Payments of finance lease obligations	(83,375)	(76,630)
Repurchases of common stock	(81,291)	—
Payments of acquisition-related contingent consideration	(26,779)	(20,893)
Payments for acquisition-related contingent assets	(17,636)	—
Payments to non-controlling interests, including acquisition of interests	—	(8,888)
Payments for stock-based awards	(4,024)	(3,774)
Other financing activities, net	(3,446)	(2,343)
Net cash (used in) provided by financing activities	$(2,984)	$140,838
Effect of currency translation on cash	(343)	87
Net decrease in cash and cash equivalents	$(221,807)	$(185,847)
Cash and cash equivalents - beginning of period	$360,736	$423,118
Cash and cash equivalents - end of period	$138,929	$237,271

Supplemental cash flow information:
Interest paid	$34,507	$28,401
Income taxes paid, net of refunds	$1,304	$61,180
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$126,669	$98,984

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: power delivery services, including transmission and distribution; wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline infrastructure, including natural gas pipeline and distribution infrastructure; heavy civil; and industrial infrastructure. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery; and (5) Other. In the first quarter of 2022, the Company began integrating the acquisition of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”), into its operations. The HMG acquisition was completed on December 30, 2021, with its initial balance sheet reported within the Company’s Power Delivery segment. During the first quarter of 2022, the Company reported portions of HMG’s operations within its Power Delivery, Communications and Oil and Gas segments, as appropriate, and HMG’s corporate functions within its Corporate results. Accordingly, HMG’s December 31, 2021 balance sheet information was recast to conform with the new reporting structure. See Note 13 - Segments and Related Information.
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
Management Estimates
    The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as rising inflation and interest rate levels; climate-related matters; market, regulatory and industry factors; global events, such as the ongoing military conflict in Ukraine; and public health matters, such as the COVID-19 pandemic. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.
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
General Economic Conditions, including the Effects of COVID-19
The Company has experienced, and may continue to experience, direct and indirect negative effects on its business and operations from negative economic conditions, including recent inflationary effects on fuel prices, labor and materials costs, rising interest rates and supply chain disruptions that have limited the availability of products. The Company may also experience negative effects from possible longer-term changes in consumer and customer behavior resulting from the effects of the COVID-19 pandemic. The COVID-19 pandemic disrupted business activities and global economic conditions beginning in 2020 and has negatively affected the Company’s operations during the same period. The Company has taken steps to mitigate the effects of the COVID-19 pandemic on its business, and its business model has, thus far, proven resilient. While the adverse effects of the COVID-19 pandemic have begun to subside, its effects vary by region, and uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, particularly as new variants arise. The extent to which general economic conditions and the COVID-19 pandemic, including its emerging variants, could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, and, therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted in response to the effects of the COVID-19 pandemic, permitted deferral and/or reduction of certain federal and payroll tax amounts, certain of which the Company pursued. As of June 30, 2022, payroll tax deferrals under the CARES Act, the amount of which is due by December 31, 2022, totaled approximately $42 million.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 54% and 32% of consolidated revenue for the three month periods ended June 30, 2022 and 2021, respectively, and totaled 56% and 31% for the six month periods ended June 30, 2022 and 2021, respectively.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 4% of consolidated revenue in each of the three and six month periods ended June 30, 2022 and 2021. Substantially all of the Company’s other revenue is recognized over time.

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the six month periods ended June 30, 2022 and 2021, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2021 and 2020. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, for the three month periods ended June 30, 2022 and 2021, totaled a net reduction of approximately $0.6 million and a net increase of approximately $30.5 million, respectively. For the six month periods ended June 30, 2022 and 2021, such changes totaled net increases of approximately $8.8 million and $37.0 million, respectively.
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The vast majority of the Company’s performance obligations are completed within one year.

Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of June 30, 2022, the amount of the Company’s remaining performance obligations was $5.2 billion. Based on current expectations, the Company anticipates it will recognize approximately $2.8 billion of its remaining performance obligations as revenue during 2022, with the majority of the remaining balance expected to be recognized in 2023.
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
As of June 30, 2022 and December 31, 2021, the Company included approximately $165 million and $104 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both June 30, 2022 and December 31, 2021, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income attributable to MasTec by the weighted average number of fully diluted shares, as calculated primarily under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive. For the six month period ended June 30, 2022, the Company reported a net loss, which resulted in the exclusion of approximately 1,173,000 weighted average common stock equivalents from the calculation of diluted net loss per share for the related period.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to MasTec:
Net income (loss) - basic (a)	$16,212	$75,451	$(18,766)	$141,100
Fair value gain (loss) related to resolved contingent payments (b)	$1,025	$—	$1,025	$—
Net income (loss) - diluted (a)	$15,187	$75,451	$(19,791)	$141,100
Weighted average shares outstanding:
Weighted average shares outstanding - basic(c)	74,445	72,501	74,615	72,470
Dilutive common stock equivalents (d)(e)	1,092	1,475	32	1,443
Weighted average shares outstanding - diluted	75,537	73,976	74,647	73,913

(a)For basic net income, calculated as total net income or loss less amounts attributable to non-controlling interests. For diluted net income, calculated as total net income or loss, less amounts attributable to non-controlling interests, adjusted for the fair value gain or loss, if any, related to additional contingent payments to the former owners of an acquired business for which the contingency has been resolved as of the respective period. See discussion above and in Note 3 – Acquisitions, Goodwill and Other Intangible Assets.
(b)For the three and six month periods ended June 30, 2022, represents the fair value gain or loss related to additional contingent payments for which the contingency has been resolved as of June 30, 2022. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets for additional information.
(c)For the three and six month periods ended June 30, 2022, basic shares include approximately 132,000 and 101,000 weighted average shares, respectively, related to additional contingent payments.
(d)For the three and six month periods ended June 30, 2022, weighted average anti-dilutive common stock equivalents totaled approximately 178,000 and 1,273,000 respectively, and for the three and six month periods ended June 30, 2021, totaled approximately 1,000 and 2,000, respectively.
(e)For the three and six month periods ended June 30, 2022, common stock equivalents included approximately 1,000 and 32,000 weighted average shares, respectively, related to additional contingent payments to the former owners of an acquired business. For the six month period ended June 30, 2022, common stock equivalents were anti-dilutive except to the extent of the common stock equivalents associated with the additional contingent payments.
For the three and six month periods ended June 30, 2022, the Company repurchased approximately 936,000 and 1,124,000 shares of its common stock, respectively, the effect of which on the Company’s weighted average shares outstanding for the respective periods was a reduction of approximately 554,000 and 330,000 shares. See Note 11 – Equity for details of the Company’s share repurchase transactions. Additionally, in May 2022 and December 2021, the Company issued approximately 133,000 and 1,975,000 shares, respectively, of its common stock in conjunction with an acquisition. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets for additional information.
Note 3 – Acquisitions, Goodwill and Other Intangible Assets
The following table provides a reconciliation of changes in goodwill by reportable segment for the six month period ended June 30, 2022 (in millions). Goodwill balances as of December 31, 2021 were recast in the first quarter of 2022 to reflect the change in segment reporting for the HMG acquisition, as discussed in Note 1 – Business, Basis of Presentation and Significant Accounting Policies. Goodwill was reallocated based on the estimated relative fair value of the respective HMG reporting units. See Note 13 – Segments and Related Information for additional information.

	Communications	Clean Energy and Infrastructure	Oil and Gas	Power Delivery	Total Goodwill
Goodwill, gross, as of December 31, 2021 (a)	$614.5	$166.1	$561.3	$303.4	$1,645.3
Accumulated impairment loss (b)	—		(124.7)	—	(124.7)
Goodwill, net, as of December 31, 2021	$614.5	$166.1	$436.6	$303.4	$1,520.6
Additions from new business combinations	3.0	—	4.1	—	7.1
Measurement period adjustments (c)	(12.7)	2.1	6.7	(38.9)	(42.8)
Currency translation adjustments	—	—	(0.3)	—	(0.3)
Goodwill, net as of June 30, 2022	$604.8	$168.2	$447.1	$264.5	$1,484.6
(a)    The change in segment reporting for the HMG acquisition resulted in a decrease in Power Delivery segment goodwill of $23.4 million and an increase in goodwill for the Communications and Oil and Gas segments of $13.0 million and $10.4 million, respectively, as of December 31, 2021.
(b)    Accumulated impairment losses include the effects of currency translation gains and/or losses.
(c)    Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing	Amortizing
	Trade Names	Customer Relationships and Backlog	Pre-Qualifications	Other (a)	Total
Other intangible assets, gross, as of December 31, 2021	$34.5	$763.1	$73.9	$124.6	$996.1
Accumulated amortization		(278.0)	(21.4)	(26.4)	(325.8)
Other intangible assets, net, as of December 31, 2021	$34.5	$485.1	$52.5	$98.2	$670.3
Additions from new business combinations	—	2.1	—	0.7	2.8
Measurement period adjustments (b)	—	55.8	—	(10.1)	45.7
Currency translation adjustments	—	—	(0.5)	—	(0.5)
Amortization expense		(42.8)	(4.4)	(6.1)	(53.3)
Other intangible assets, net, as of June 30, 2022	$34.5	$500.2	$47.6	$82.7	$665.0
(a)Consists principally of trademarks, trade names and non-compete agreements.
(b)Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
Quarterly Assessment for Indicators of Impairment. During the second quarter of 2022, the Company performed a quarterly review for indicators of impairment, which considered its results for the six month period ended June 30, 2022, together with its expectations of future results, including consideration of the potential effects of shifts in timing for certain projects. In conjunction with this quarterly review, management performed a quantitative assessment of the goodwill associated with two reporting units within its Oil and Gas segment and one reporting unit within its Power Delivery segment. Based on the results of these assessments, management determined that the estimated fair values of these reporting units substantially exceeded their carrying values as of June 30, 2022. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, changes in market conditions, including decreases in market activity levels or the effects of rising inflation, including on interest rates, could result in non-cash impairment charges to goodwill and indefinite-lived intangible assets in the future.
Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or strategic arrangements in order to deepen its market presence, broaden its geographic reach and expand its service offerings.
2022 Acquisitions. For the six month period ended June 30, 2022, MasTec completed two acquisitions, which included all of the equity interests of (i) an infrastructure construction company focusing on water, sewer and utility projects and with expertise in excavation and site work, which acquisition is included within the Company’s Oil and Gas segment and was effective in January; and (ii) a telecommunications company specializing in wireline services, which acquisition is included within the Company’s Communications segment and was effective as of the end of May. The aggregate purchase price for these acquisitions was composed of approximately $15.8 million in cash, net of cash acquired and earn-out liabilities valued at approximately $1.8 million. Determination of the estimated fair values of net assets acquired and the estimated earn-out liabilities and consideration transferred was preliminary as of June 30, 2022; as a result, further adjustments to these estimates may occur.
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
These acquisitions were funded with cash on hand, borrowings under the Company’s credit facility and with shares of the Company’s common stock and are subject to customary purchase price adjustments.
The following table summarizes the estimated fair values of consideration paid and net assets acquired for the 2021 acquisitions, as adjusted (in millions):

Acquisition consideration(a):	HMG	All other	Total
Cash, net of cash acquired	$402.4	$867.3	$1,269.7
Shares transferred	181.7	—	181.7
Estimated fair value of contingent consideration	—	102.9	102.9
Total consideration	$584.1	$970.2	$1,554.3
Identifiable assets acquired and liabilities assumed:
Accounts receivable and contract assets	$409.5	$271.2	$680.7
Current assets	14.6	26.7	41.3
Property and equipment	252.4	250.6	503.0
Long-term assets, primarily operating lease right-of-use assets	85.1	81.8	166.9
Amortizing intangible assets	164.6	444.2	608.8
Accounts payable	(108.0)	(49.3)	(157.3)
Current liabilities, including current portion of operating lease liabilities	(151.2)	(136.7)	(287.9)
Long-term debt, including finance lease obligations	(0.2)	(4.4)	(4.6)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(151.0)	(76.5)	(227.5)
Total identifiable net assets	$515.8	$807.6	$1,323.4
Goodwill	68.3	166.2	234.5
Total net assets acquired, including goodwill	$584.1	$973.8	$1,557.9
Bargain purchase gain	—	(3.6)	(3.6)
Total consideration	$584.1	$970.2	$1,554.3
(a)    Acquisition consideration in the table above excludes approximately $65 million of measurement period adjustments for estimated payments that will be made to the sellers of HMG if certain acquired receivables are collected. Given the pass-through nature of these contingent payments, they have been excluded from total consideration and current assets in the table above. See below for related discussion.
Amortizing intangible assets related to the HMG acquisition are primarily composed of customer relationships, and to a lesser extent, trade names and backlog. Customer relationship intangible assets totaled approximately $132 million, and had a weighted average life of approximately 12 years, based on HMG’s operational history and established relationships with, and the nature of, its customers, which are primarily in the utilities industry. The weighted average life of amortizing intangible assets in the aggregate for the HMG acquisition was 11 years. Amortizing intangible assets related to “All other” acquisitions are primarily composed of customer relationships and trade names, which each had a weighted average life of approximately 17 years. The aggregate weighted average life related to “All other” amortizing intangible assets was 17 years. INTREN’s acquired intangible assets, which are included within “All other” acquisitions in the table above, included a customer relationship and a trade name intangible asset representing $284 million in the aggregate, having asset lives of approximately 20 years each based on INTREN’s operational history and established relationships with, and the nature of, its customers, which are primarily in the utilities industry. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed.
The goodwill balances for each of the respective acquisitions, including approximately $49 million for INTREN, represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce, management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec. Approximately $149 million of the goodwill balance related to the 2021 acquisitions is expected to be tax deductible as of June 30, 2022. One of the Company’s fourth quarter 2021 acquisitions within its Power Delivery segment resulted in the recognition of a bargain purchase gain of $3.6 million, of which $0.2 million was recognized during the six month period ended June 30, 2022.
The HMG purchase agreement provides for certain additional payments to be made to the sellers if certain acquired receivables are collected by the Company (the “Additional Payments”). Pursuant to the terms of the purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. The estimated number of potential shares that could be issued related to such Additional Payments will be based on the amounts ultimately collected and the share price as defined within the purchase agreement. Changes in the estimated fair value of potential shares that could be issued, which result from changes in MasTec’s share price as compared with the share price as defined within the purchase agreement, are reflected within other income or expense, as appropriate. An Additional Payment of approximately $29.4 million was made in May 2022, which payment was composed of approximately $18 million in cash, which payment is reflected within financing activities in the consolidated statement of cash flows, and 133,157 shares of MasTec common stock. For both the three and six month periods ended June 30, 2022, a realized gain of approximately $1 million was recognized within other income, net, in connection with this payment. In addition, the HMG purchase agreement provides for a customary net working capital adjustment. In the second quarter of 2022, this working capital adjustment was resolved, resulting in a reduction in acquisition consideration for HMG of approximately $15 million, which reduction is reflected in the table above, and for which the related receivable is included within other current assets as of June 30, 2022. This working capital adjustment had no impact on the number of shares issued in connection with the acquisition.
As of June 30, 2022, the estimated fair value of remaining Additional Payments was approximately $32 million, which amount is included within other current liabilities in the consolidated balance sheet and includes the effect of unrealized fair value gains related to the contingent shares. For both the three and six month periods ended June 30, 2022, unrealized fair value measurement activity related to the contingent shares totaled a gain of approximately $3.2 million, which amount is reflected within other income, net. The number of shares that would be paid in connection with the remaining Additional Payment liability as of June 30, 2022 is approximately 160,000 shares. See Note 2 – Earnings Per Share for the effect of the above referenced shares on the Company’s earnings per share calculations.
Included within “All other” acquisition consideration is approximately $455 million of consideration, including estimated earn-out liabilities, for INTREN. Total cash paid for acquisitions, net, includes approximately $78 million of cash acquired. The shares of MasTec common stock transferred in connection with the HMG acquisition in the table above consisted of approximately 2.0 million shares, as determined based on the terms of the purchase agreement, valued at approximately $182 million, based on the market price of the Company’s common stock on the date of closing.
The contingent consideration included in the table above is composed of earn-out liabilities, which equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. The earn-out arrangements for the 2021 acquisitions generally range from one to five-year terms, as set forth in the respective purchase agreements, and are valued at approximately $103 million in the aggregate. The earn-out arrangement for the INTREN acquisition included within “All other” acquisitions had a term of less than one year. Earn-outs are generally payable annually and are recorded within other current and other long-term liabilities, as appropriate, in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of June 30, 2022, the range of remaining potential undiscounted earn-out liabilities for the 2021 acquisitions was estimated to be between $4 million and $120 million; however, there is no maximum payment amount. Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities and consideration transferred for certain of these acquisitions was preliminary as of June 30, 2022; as a result, further adjustments to these estimates may occur.
Pro forma results. For the three month periods ended June 30, 2022 and 2021, unaudited supplemental pro forma revenue totaled approximately $2.3 billion and $2.5 billion, respectively, and unaudited supplemental pro forma net income totaled $20.4 million and $81.6 million, respectively. For the six month periods ended June 30, 2022 and 2021, unaudited supplemental pro forma revenue totaled approximately $4.3 billion and $4.9 billion, respectively. For the six month period ended June 30, 2022, unaudited supplemental pro forma net loss totaled approximately $15.4 million, and for the six month period ended June 30, 2021, unaudited supplemental pro forma net income totaled approximately $125.1 million.
Acquisition-related results. For the three and six month periods ended June 30, 2022, the Company’s consolidated results of operations included acquisition-related revenue of approximately $602.3 million and $1,307.0 million, respectively, including a total of $480.4 million and $1,028.5 million, respectively, for HMG and INTREN in the aggregate, and for the three and six month periods ended June 30, 2021, acquisition-related revenue totaled approximately $271.4 million and $358.2 million, respectively, including a total of $102.5 million for INTREN for both the three and six month periods ended June 30, 2021. For the three and six month periods ended June 30, 2022, the Company’s consolidated results of operations included acquisition-related net income of approximately $18.7 million and $9.4 million, respectively, based on the Company’s consolidated effective tax rates, and for the three and six month periods ended June 30, 2021, included acquisition-related net income of approximately $3.5 million and $4.7 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of acquired intangible assets and acquisition integration costs, and exclude the effects of interest expense associated with consideration paid for the related acquisitions.
Acquisition and integration costs. The Company incurred certain acquisition and integration costs in connection with its fourth quarter 2021 acquisitions, which costs are included within general and administrative expenses in the Company’s consolidated statements of operations. Acquisition and integration costs include i) the costs of integrating acquired entities, such as: employee termination expenses, including employee compensation relating to the elimination of certain positions that were determined to be redundant, and other integration-type costs, including facility consolidation expenses, lease termination expenses, system migration expenses, training, operating cost redundancies and other integration costs, as well as ii) legal, professional and other fees associated with the consummation of these acquisitions. The Company is currently in the process of integrating these acquisitions and expects to incur additional acquisition and integration expenses in 2022. Acquisition and integration costs for the three and six months period ended June 30, 2022 totaled approximately $12.5 million and $26.1 million, respectively, and as of June 30, 2022, approximately $1.5 million was included within current liabilities within the consolidated balance sheets related to such costs.
IEA Acquisition. In July 2022, MasTec announced that it entered into a definitive agreement under which MasTec will acquire all of the outstanding shares of Infrastructure and Energy Alternatives, Inc. (“IEA”), a premier clean energy and infrastructure services provider, which acquisition is expected to close at the end of the fourth quarter of 2022, subject to IEA shareholder approval, regulatory approvals and other customary closing conditions. IEA is expected to be included within the Company’s Clean Energy and Infrastructure segment. Under the terms of the agreement, MasTec will acquire IEA in a cash and stock transaction valued at $14.00 per IEA share, composed of 75% cash ($10.50 per IEA share) and 25% stock consideration ($3.50 per IEA share). This acquisition will be funded with cash on hand, borrowings under the Company’s senior secured credit facility and additional debt financing. The Company intends to finance at least a portion of the cash required in connection with the transaction with a bridge facility, pursuant to which certain lenders have committed to provide a 364-day senior unsecured bridge term loan facility, or, as an alternative to the bridge facility, with the proceeds from the Term Facilities (as defined in Note 7 - Debt), for which it has also received bank commitments. See Note 7 - Debt for additional information.
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
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for mandatorily redeemable non-controlling interests (together, “Earn-outs”), that are contingent upon the acquired business achieving certain levels of earnings in the future. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company’s Earn-out liabilities totaled $135.3 million and $160.2 million, respectively, of which $13.9 million related to mandatorily redeemable non-controlling interests as of both periods. Earn-out liabilities included within other current liabilities totaled approximately $39.6 million and $38.8 million as of June 30, 2022 and December 31, 2021, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which, as of June 30, 2022, ranged from 12.0% to 14.0%, with a weighted average rate of 12.5% based on the relative fair value of each instrument, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of June 30, 2022, the range of potential undiscounted Earn-out liabilities was estimated to be between $17 million and $183 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. There were no additions from new business combinations for the three month period ended June 30, 2022, and additions for the six month period ended June 30, 2022 totaled approximately $1.7 million. For both the three and six month periods ended June 30, 2021, additions from new business combinations totaled $40.1 million. Measurement period adjustments totaled an increase of approximately $3.4 million for the three month period ended June 30, 2022 and related to the Company’s Oil and Gas segment, and for the six month period ended June 30, 2022, totaled an increase, net, of approximately $1.5 million and related to a net increase in the Company’s Oil and Gas segment, partially offset by a decrease in its Communications segment. There were no measurement period adjustments in either of the three or six month periods ended June 30, 2021. For both the three and six month periods ended June 30, 2022, fair value adjustments totaled a net decrease of approximately $1.3 million, and related primarily to the Company’s Communications segment. Fair value adjustments for the three and six month periods ended June 30, 2021 totaled net decreases of $8.9 million and $9.3 million, respectively, and related to decreases in the Company’s Oil and Gas and Clean Energy and Infrastructure segments, partially offset by increases in the Company’s Communications segment. Earn-out payments totaled $26.8 million for both the three and six month periods ended June 30, 2022, and totaled $46.2 million for both the three and six month periods ended June 30, 2021, including approximately $2.1 million related to mandatorily redeemable non-controlling interests.
Equity Investments
The Company’s equity investments as of June 30, 2022 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). As of June 30, 2022, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment (“adjusted cost basis”). As of June 30, 2022 and December 31, 2021, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $288 million and $267 million, respectively. As of both June 30, 2022 and December 31, 2021, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $20 million. There were no impairments related to these investments in any of the three or six month periods ended June 30, 2022 or 2021.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $7.6 million and $15.0 million for the three and six month periods ended June 30, 2022, respectively, and totaled $8.6 million and $16.3 million for the three and six month periods ended June 30, 2021, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $4.6 million and $7.6 million for the three and six month periods ended June 30, 2022, respectively. There were no distributions of earnings in either of the three or six month periods ended June 30, 2021. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $102.3 million as of June 30, 2022. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $245 million and $216 million as of June 30, 2022 and December 31, 2021, respectively.

The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three and six month periods ended June 30, 2022, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $10.4 million and $28.7 million, respectively, or $7.8 million and $21.6 million, net of tax, respectively. For the three and six month periods ended June 30, 2021, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled losses of approximately $4.9 million and gains of approximately $12.3 million, respectively, or $3.7 million and $9.4 million, net of tax, respectively.
Other Investments. The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments. As of both June 30, 2022 and December 31, 2021, the Company had an aggregate investment of approximately $20 million in these entities, including $18 million and $17 million for FM Tech, respectively, as of June 30, 2022 and December 31, 2021. For the three and six month periods ended June 30, 2022, the Company made equity contributions related to its investments in telecommunications entities totaling approximately $0.6 million and $1.1 million, respectively. For the three month period ended June 30, 2021, the Company made no equity contributions related to its investments in these entities, and for the six month period ended June 30, 2021, made equity contributions totaling approximately $2.0 million. Equity in losses, net, related to the Company’s proportionate share of income from these telecommunications entities totaled approximately $0.5 million and $0.9 million for the three and six month periods ended June 30, 2022, respectively, and equity in losses, net, totaled approximately $1.0 million for both the three and six month periods ended June 30, 2021. The difference between the carrying amount of these investments and the Company’s underlying equity in the net assets of the respective entities relates primarily to equity method goodwill associated with assembled workforce for each of these entities.
Certain of these telecommunications entities provide services to MasTec. Expense recognized in connection with services provided by these entities totaled $1.6 million and $2.5 million for the three and six month periods ended June 30, 2022, respectively, and totaled $2.4 million and $4.1 million for the three and six month periods ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, related amounts payable to these entities totaled approximately $0.1 million and $0.3 million, respectively. In addition, the Company had an employee leasing arrangement with one of these entities and has advanced certain amounts to these entities. For the three and six month periods ended June 30, 2022, there were no employee lease expenses or advances. Employee lease expenses and advances to these entities for the three month period ended June 30, 2021 were de minimis, and for the six month period ended June 30, 2021, amounts advanced totaled $0.2 million. As of June 30, 2022 and December 31, 2021, employee lease and advances receivable totaled approximately $0.6 million and $0.9 million, respectively.
The Company has 49% equity interests in certain entities included within its Power Delivery segment that are accounted for as equity method investments, for which its aggregate investment as of both June 30, 2022 and December 31, 2021 totaled approximately $4 million. For the three and six month periods ended June 30, 2022, equity in losses, net, related to these entities totaled approximately $0.2 million and $0.3 million, respectively. Certain of these entities provide construction services to MasTec. Expense recognized in connection with construction services provided by these entities totaled approximately $1.4 million and $5.0 million for the three and six month periods ended June 30, 2022, respectively. As of June 30, 2022, related amounts payable totaled approximately $0.1 million. In addition, the Company has line of credit arrangements with these investees, which, as of June 30, 2022 and December 31, 2021, provide for up to $4.5 million and $8.5 million, respectively, of borrowing availability, of which $0.5 million and $0.4 million, respectively, was drawn, which amounts are included within other current assets in the consolidated balance sheets.
During the first quarter of 2021, MasTec committed to fund up to $2.5 million for a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer and VIE. As of June 30, 2022, a total of $1.9 million had been funded, of which $0.2 million was funded during the second quarter of 2022. During the three and six month periods ended June 30, 2021, $0.6 million and $1.0 million, respectively, of funding was provided. Equity in losses related to the Company’s proportionate share of this investment totaled $0.1 million and $0.3 million for the three and six month periods ended June 30, 2022, and totaled $0.3 million for both the three and six month periods ended June 30, 2021. As of June 30, 2022, MasTec had less than a majority of the members on the board of Confluence and determined that it did not have a controlling financial interest, and therefore does not have the power to direct the primary activities that most significantly impact its economic performance, nor is it the primary beneficiary. The Company has the ability to exert significant influence over Confluence, and as a result, accounts for its investment in Confluence as an equity method investment as of June 30, 2022.
The Company has certain equity investments in American Virtual Cloud Technologies, Inc. (“AVCT”), a publicly-traded company in which the Company currently has no active involvement. The Company’s investments in AVCT are included within other current assets in its consolidated financial statements, and include shares of AVCT common stock, which are equity securities, and warrants for the purchase of AVCT common stock, which are derivative financial instruments. Previously, the Company’s investment in AVCT included debentures that were convertible into shares of AVCT common stock, which were available-for-sale securities. In the third quarter of 2021, the Company’s investment in AVCT convertible debentures was automatically converted into shares of AVCT common stock. As of June 30, 2022 and December 31, 2021, the Company’s ownership interest in AVCT’s common stock totaled approximately 3% for both periods, and its aggregate ownership interest, assuming the exercise of all legally exercisable warrants into AVCT common stock, totaled approximately 5% and 6%, respectively.
As of June 30, 2022 and December 31, 2021, the aggregate fair value of the Company’s investments in AVCT approximated $1 million and $8 million, respectively, with an aggregate cost approximating $6 million as of both periods. Unrealized fair value measurement activity related to the AVCT securities, which is based on the market price of its securities, a Level 1 input, and is recorded within other income or expense, net, totaled losses of approximately $2.2 million and $7.1 million for the three and six month periods ended June 30, 2022. For the three month period ended June 30, 2021, unrealized fair value measurement gains, net, totaled approximately $1.0 million, primarily related to the AVCT shares, and for the six month period ended June 30, 2021, unrealized fair value measurement losses, net, on the AVCT securities were de minimis. Unrealized fair value measurement activity related to the AVCT convertible debentures based on Level 3 inputs and recognized within other comprehensive income for the three and six month periods ended June 30, 2021, totaled gains of approximately $0.3 million and $1.3 million, respectively, or $0.2 million and $1.0 million, net of tax, respectively.
Senior Notes
As of both June 30, 2022 and December 31, 2021, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600 million, and their estimated fair value, based on an exit price approach using Level 1 inputs, totaled $542.3 million and $619.5 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	June 30, 2022	December 31, 2021
Contract billings	$1,022.9	$1,027.1
Less allowance	(8.3)	(7.8)
Accounts receivable, net of allowance	$1,014.6	$1,019.3

Retainage	273.3	296.8
Unbilled receivables	1,246.1	931.1
Contract assets	$1,519.4	$1,227.9
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). The increase in unbilled receivables as of June 30, 2022 was driven primarily by ordinary course project activity associated with higher levels of revenue. For the six month period ended June 30, 2022, provisions for credit losses totaled $0.5 million, and for the six month period ended June 30, 2021, provisions for credit losses totaled a recovery of $11.0 million resulting from successful collection of previously reserved amounts. Impairment losses on contract assets were not material in either period.
Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $298.6 million and $314.0 million as of June 30, 2022 and December 31, 2021, respectively, of which deferred revenue comprised approximately $282.6 million and $296.1 million, respectively. For the three and six month periods ended June 30, 2022, the Company recognized revenue of approximately $59.5 million and $245.7 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2021, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $1.5 million and $0.8 million for the three month periods ended June 30, 2022 and 2021, respectively, and totaled $2.5 million and $1.5 million, respectively, for the six month periods ended June 30, 2022 and 2021.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	June 30, 2022	December 31, 2021
Land	$55.8	$40.0
Buildings and leasehold improvements	86.2	94.1
Machinery and equipment	2,616.6	2,411.0
Office furniture and equipment	275.8	262.6
Construction in progress	74.4	32.7
Total property and equipment	$3,108.8	$2,840.4
Less accumulated depreciation and amortization	(1,537.0)	(1,404.3)
Property and equipment, net	$1,571.8	$1,436.1

The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $182.1 million and $176.4 million as of June 30, 2022 and December 31, 2021, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $42.4 million and $43.9 million as of June 30, 2022 and December 31, 2021, respectively.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2022	December 31, 2021
Senior credit facility:	November 1, 2026
Revolving loans		$985.5	$772.3
Term loan		350.0	350.0
4.50% Senior Notes	August 15, 2028	600.0	600.0
Finance lease and other obligations		351.4	310.3
Total debt obligations		$2,286.9	$2,032.6
Less unamortized deferred financing costs		(16.8)	(18.5)
Total debt, net of deferred financing costs		$2,270.1	$2,014.1
Current portion of long-term debt		152.0	137.9
Long-term debt		$2,118.1	$1,876.2
Senior Credit Facility
As of June 30, 2022, the Company’s senior unsecured credit facility (the “Credit Facility”) had aggregate borrowing commitments totaling approximately $2.0 billion, which amount is composed of $1.65 billion of revolving commitments and a term loan with an original principal amount of $350 million (the “Term Loan”). The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million commencing in March 2023, which quarterly installments increase to approximately $4.0 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments.
As of June 30, 2022 and December 31, 2021, outstanding revolving loans, which included $0.5 million and $32.3 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 2.61% and 2.32% per annum, respectively. The Term Loan accrued interest at rates of 2.92% and 1.35% as of June 30, 2022 and December 31, 2021, respectively. Letters of credit of approximately $197.5 million and $166.3 million were issued as of June 30, 2022 and December 31, 2021, respectively. As of both June 30, 2022 and December 31, 2021, letter of credit fees accrued at 0.4375% per annum for performance standby letters of credit and at 1.25% per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2022 and December 31, 2021, availability for revolving loans totaled $466.9 million and $711.5 million, respectively, or up to $452.5 million and $483.7 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $299.5 million and $267.7 million of availability in either Canadian dollars or Mexican pesos as of June 30, 2022 and December 31, 2021, respectively. The unused facility fee as of both June 30, 2022 and December 31, 2021 accrued at a rate of 0.175% per annum.
The Credit Facility is guaranteed by certain subsidiaries of the Company and the obligations under the Credit Facility are not secured.
Other Credit Facilities. The Company has other credit facilities that support: (i) the working capital requirements of its foreign operations and (ii) certain letter of credit issuances. There were no outstanding borrowings under the Company’s other credit facilities as of June 30, 2022 or December 31, 2021. Additionally, the Company has a separate credit facility, under which it may issue performance standby letters of credit.  As of June 30, 2022 and December 31, 2021, letters of credit issued under this facility totaled $18.3 million and $22.2 million, respectively, and accrued fees at 0.50% and 0.40% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
Debt Guarantees and Covenants
The 4.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by certain of the Company’s wholly-owned domestic restricted subsidiaries that guarantee its existing credit facilities. MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both June 30, 2022 and December 31, 2021.
Additional Information
As of June 30, 2022 and December 31, 2021, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $13.1 million and $11.7 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 - Debt in the Company’s 2021 Form 10-K.
Bridge Facility and Term Loan Commitments
In July 2022, MasTec announced that it entered into an agreement to acquire all of the outstanding shares of IEA. This acquisition will be funded with cash on hand, borrowings under the Company’s senior secured credit facility and additional debt financing. The Company intends to finance at least a portion of the cash required in connection with this transaction with a bridge facility, pursuant to which certain lenders have committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $1 billion, or, as an alternative to the bridge facility, with the proceeds from the Term Facilities (as defined below), for which the Company has also received bank commitments.

Certain lenders have agreed to use commercially reasonable efforts to provide (i) a three-year senior unsecured term loan facility in an aggregate principal amount of $500 million and (ii) a five-year senior unsecured term loan facility in an aggregate principal amount of $500 million (together, the “Term Facilities”). Additionally, the Company may continue to evaluate alternative financing structures and amounts based on its needs and capital market conditions. The availability of borrowings under the above described facilities is subject to the satisfaction of certain customary conditions, including execution of definitive documentation and the substantially concurrent consummation of the IEA acquisition. Through August 1, 2022, MasTec has incurred approximately $3 million of financing costs in connection with these financing commitments, which amounts will be recorded as deferred financing costs and amortized to interest expense over the period of the related instruments. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets for additional information related to the IEA transaction.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. As of June 30, 2022, the Company’s leases have remaining lease terms of up to eleven years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of June 30, 2022 and December 31, 2021 totaled $624.8 million and $653.5 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $452.3 million and $468.5 million as of June 30, 2022 and December 31, 2021, respectively. Depreciation expense associated with finance leases totaled $20.0 million and $18.7 million for the three month periods ended June 30, 2022 and 2021, respectively, and totaled $40.3 million and $37.7 million for the six month periods ended June 30, 2022 and 2021, respectively.
Operating Leases
Operating lease additions for the three month periods ended June 30, 2022 and 2021 totaled $18.4 million and $79.7 million, respectively, and for the six month periods ended June 30, 2022 and 2021, totaled $45.3 million and $85.3 million, respectively. Acquisition-related lease additions totaled $74.6 million for the six month period ended June 30, 2021.
For the three month periods ended June 30, 2022 and 2021, rent expense for leases that have terms in excess of one year totaled approximately $33.9 million and $28.1 million, respectively, of which $2.5 million and $2.9 million, respectively, represented variable lease costs. For the six month periods ended June 30, 2022 and 2021, rent expense for such leases totaled approximately $67.9 million and $55.5 million, respectively, of which $5.5 million and $5.1 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $53.7 million and $130.8 million for the three month periods ended June 30, 2022 and 2021, respectively. Rent expense for such leases totaled approximately $159.3 million and $240.9 million for the six month periods ended June 30, 2022 and 2021, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of June 30, 2022 were as follows (in millions):

	Finance Leases	Operating Leases
2022, remaining six months	$79.7	$48.9
2023	126.4	79.4
2024	83.3	61.8
2025	51.3	39.4
2026	11.5	25.2
Thereafter	0.4	26.8
Total minimum lease payments	$352.6	$281.5
Less amounts representing interest	(15.9)	(16.6)
Total lease obligations, net of interest	$336.7	$264.9
Less current portion	147.1	88.4
Long-term portion of lease obligations, net of interest	$189.6	$176.5
As of June 30, 2022, finance leases had a weighted average remaining lease term of 2.8 years and a weighted average discount rate of 3.4%, and non-cancelable operating leases had a weighted average remaining lease term of 4.3 years and a weighted average discount rate of 2.9%. As of June 30, 2022, future lease obligations for leases that had not yet commenced totaled approximately $20.0 million. These leases commence in 2022 with a lease term of 4 years.

Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of June 30, 2022, there were approximately 3,404,000 shares available for future grant. Non-cash stock-based compensation expense under all plans totaled $6.8 million and $6.1 million for the three month periods ended June 30, 2022 and 2021, respectively, and totaled $13.2 million and $11.6 million for the six month periods ended June 30, 2022 and 2021, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $1.2 million for both the three month periods ended June 30, 2022 and 2021. For the six month periods ended June 30, 2022 and 2021, income tax benefits totaled $3.4 million and $2.3 million, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $0.9 million and $0.1 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of June 30, 2022, total unearned compensation related to restricted shares was approximately $44.3 million, which amount is expected to be recognized over a weighted average period of approximately 2.0 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.2 million and $0.5 million for the three month periods ended June 30, 2022 and 2021, respectively, and totaled $19.2 million and $11.3 million for the six month periods ended June 30, 2022 and 2021, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2021	1,748,685	$43.73
Granted	179,247	86.49
Vested	(229,325)	47.34
Canceled/forfeited	(9,635)	39.13
Non-vested restricted shares, as of June 30, 2022	1,688,972	$47.81
(a)    Includes 2,150 and 1,300 restricted stock units as of June 30, 2022 and December 31, 2021, respectively.
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
For the three month periods ended June 30, 2022 and 2021, 31,888 shares and 20,191 shares, respectively, were purchased by participants under the Company’s ESPPs for $1.8 million in both periods, and for the six month periods ended June 30, 2022 and 2021, 56,625 shares and 39,033 shares, respectively, were purchased for $3.6 million and $3.2 million, respectively. All shares purchased by participants under the Company’s ESPPs for the three and six month periods ended June 30, 2022 and 2021 were reacquired by the Company on the open market. Compensation expense associated with the Company’s ESPPs totaled approximately $0.3 million and $0.2 million for the three month periods ended June 30, 2022 and 2021, respectively, and totaled approximately $0.7 million and $0.5 million for the six month periods ended June 30, 2022 and 2021, respectively.
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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended June 30:
2022	6,672	7,136	$22.3	$13.9	$36.2
2021	2,532	6,979	$21.7	$8.0	$29.7
For the Six Months Ended June 30:
2022	6,601	7,136	$39.3	$27.1	$66.4
2021	2,412	6,979	$44.2	$10.2	$54.4
The fluctuations in the number of employees covered under multiemployer plans and associated contributions in the table above related primarily to the timing of activity for the Company’s union resource-based projects. For the three and six month periods ended June 30, 2022, multiemployer plan activity was driven primarily by acquisition-related project work within the Company’s Power Delivery operations, whereas for the three and six month periods ended June 30, 2021, activity was driven primarily by projects within the Company’s Oil and Gas operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The Company’s share repurchase programs do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. For the three and six month periods ended June 30, 2022, the Company repurchased 0.9 million and 1.1 million shares of its common stock, respectively, under its share repurchase programs for an aggregate purchase price of approximately $67.5 million and $81.3 million, respectively. Of the total repurchased shares, 0.1 million were repurchased in the first quarter of 2022 for $8.6 million under the Company’s December 2018 $100 million share repurchase program, which completed the program. The remaining 1.0 million shares were repurchased for $72.7 million under the Company’s March 2020 $150 million share repurchase program. There were no share repurchases under the Company’s share repurchase programs in either of the three or six month periods ended June 30, 2021.
The Company may use either authorized or unissued shares or treasury shares to meet its share issuance requirements. During the second quarter of 2022, the Company reissued 0.1 million shares of its treasury stock with a cost basis of $4.3 million in settlement of certain Additional Payments in connection with an acquisition. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets for additional information. As of June 30, 2022, $77.3 million was available for future share repurchases under the Company’s March 2020 share repurchase program.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, for the three and six month periods ended June 30, 2022 and 2021 relates to the Company’s operations in Canada and Mexico. Unrealized investment activity, net, for the three and six month periods ended June 30, 2022 relates to activity associated with the Waha JV interest rate swaps. For the three month period ended June 30, 2021, unrealized investment activity, net, includes unrealized losses on the interest rate swaps, offset, in part, by unrealized gains on the Company’s investment in AVCT convertible debentures. For the six month period ended June 30, 2021, unrealized investment activity, net, includes unrealized gains on both the interest rate swaps and on the AVCT convertible debentures. See Note 4 - Fair Value of Financial Instruments for additional information related to the Waha JV swaps and the AVCT convertible debentures.
Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended June 30, 2022 and 2021, the Company’s consolidated effective tax rates were 10.9% and 26.3%, respectively, and for the six month periods ended June 30, 2022 and 2021, were 37.4% and 28.4%, respectively. The Company’s effective tax rate for the six month period ended June 30, 2022 included a net tax benefit of approximately $1.0 million related to the vesting of share-based payment awards as well as a benefit of approximately $2.0 million from the true-up of certain prior year non-deductible expenses, whereas for the six month period ended June 30, 2021, included the negative effect of $2.3 million related to non-deductible share-based compensation.
Note 13 – Segments and Related Information
Segment Discussion
The Company manages its operations under five operating segments, which represent its five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery and (5) Other. This structure is generally focused on broad end-user markets for the Company’s labor-based construction services. All five reportable segments derive their revenue from the engineering, installation and maintenance of infrastructure, primarily in North America. In the first quarter of 2022, the Company began integrating the acquisition of HMG into its operations. The HMG acquisition was completed on December 30, 2021, with its initial balance sheet reported within the Company’s Power

Delivery segment. During the first quarter of 2022, the Company reported portions of HMG’s operations within its Power Delivery, Communications and Oil and Gas segments, as appropriate, and HMG’s corporate functions within its Corporate results. Accordingly, HMG’s December 31, 2021 balance sheet information was recast to conform with the new reporting structure.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2022	2021	2022	2021
Communications (a)	$822.0	$630.4	$1,486.2	$1,199.0
Clean Energy and Infrastructure	494.5	481.5	930.4	831.9
Oil and Gas	341.2	621.4	552.2	1,346.9
Power Delivery	646.5	232.5	1,296.9	366.0
Other	—	0.0	—	0.0
Eliminations	(2.4)	(3.1)	(9.5)	(5.7)
Consolidated revenue	$2,301.8	$1,962.7	$4,256.2	$3,738.1
(a)    Revenue generated primarily by utilities customers represented 24.1% and 20.6% of Communications segment revenue for the three month periods ended June 30, 2022 and 2021, respectively, and represented 24.8% and 20.4% for the six month periods ended June 30, 2021 and 2020, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA:	2022	2021	2022	2021
Communications	$84.2	$72.7	$124.6	$121.5
Clean Energy and Infrastructure	(5.2)	15.6	5.6	26.4
Oil and Gas	62.8	138.1	84.2	305.7
Power Delivery	41.4	9.3	87.5	12.9
Other	7.4	8.3	14.4	15.8
Corporate	(38.3)	(19.9)	(85.3)	(59.8)
Consolidated EBITDA	$152.3	$224.1	$231.0	$422.5
For the three month period ended June 30, 2022, Power Delivery, Communications, Oil and Gas and Corporate EBITDA included $7.0 million, $1.1 million, $1.4 million and $3.0 million, respectively, of acquisition and integration costs related to the Company’s fourth quarter 2021 acquisitions, and for the six month period ended June 30, 2022, included $14.1 million, $1.9 million, $3.3 million and $6.8 million, respectively, of such costs. For the three and six month periods ended June 30, 2022, Corporate EBITDA included fair value losses related to an investment of $2.2 million and $7.1 million, respectively. For the three month period ended June 30, 2021, Corporate EBITDA included fair value gains, net, of $1.0 million related to this investment, and for the three and six month period ended June 30, 2021, fair value activity on this investment was de minimis.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Depreciation and Amortization:	2022	2021	2022	2021
Communications	$30.7	$23.8	$59.7	$45.6
Clean Energy and Infrastructure	11.7	10.5	23.1	18.1
Oil and Gas	32.2	56.2	63.8	108.3
Power Delivery	36.8	14.1	72.5	20.2
Other	—	0.0	—	0.0
Corporate	3.3	2.8	6.4	5.7
Consolidated depreciation and amortization	$114.7	$107.4	$225.5	$197.9

Assets:	June 30, 2022	December 31, 2021 (a)
Communications	$2,349.4	$2,100.9
Clean Energy and Infrastructure	1,045.1	1,067.0
Oil and Gas	1,576.6	1,527.6
Power Delivery	2,015.4	2,017.2
Other	276.6	238.1
Corporate	141.6	170.6
Consolidated segment assets	$7,404.7	$7,121.4
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA Reconciliation:	2022	2021	2022	2021
Income (loss) before income taxes	$18.2	$102.8	$(29.9)	$198.3
Plus:
Interest expense, net	19.4	13.8	35.4	26.3
Depreciation	87.0	87.5	172.2	166.8
Amortization of intangible assets	27.7	19.9	53.3	31.2
Consolidated EBITDA	$152.3	$224.1	$231.0	$422.5
Foreign Operations and Other. MasTec operates primarily in the United States and Canada, and, to a far lesser extent, in Mexico, the Caribbean and India. Revenue derived from U.S. operations totaled $2.3 billion and $1.9 billion for the three month periods ended June 30, 2022 and 2021, respectively, and totaled $4.2 billion and $3.7 billion for the six month periods ended June 30, 2022 and 2021, respectively. Revenue derived from foreign operations totaled $51.3 million and $33.4 million for the three month periods ended June 30, 2022 and 2021, respectively, and totaled $75.8 million and $79.9 million for the six month periods ended June 30, 2022 and 2021, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Oil and Gas segment, and, to a lesser extent, from the Company’s operations in Mexico. Long-lived assets held in the U.S. included property and equipment, net, of $1.5 billion and $1.4 billion as of June 30, 2022 and December 31, 2021, respectively, and for the Company’s businesses in foreign countries, totaled $23.9 million and $24.5 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $2.1 billion as of both June 30, 2022 and December 31, 2021, and for the Company’s businesses in foreign countries, totaled approximately $40.7 million and $43.8 million as of June 30, 2022 and December 31, 2021, respectively. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of both June 30, 2022 and December 31, 2021, amounts due from customers from which foreign revenue was derived accounted for approximately 2% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. Revenue from governmental entities for both the three and six month periods ended June 30, 2022 totaled approximately 7% of total revenue, and for the three and six month periods ended June 30, 2021, totaled approximately 6% and 5%, respectively, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
For the three and six month periods ended June 30, 2022, no customer represented greater than 10% of the Company’s total consolidated revenue. For the three and six month periods ended June 30, 2021, Enbridge, Inc. represented 12% and 18%, respectively, of the Company’s total consolidated revenue. The Company’s relationship with Enbridge, Inc. is based upon various construction contracts for pipeline activities, for which the related revenue is included within the Oil and Gas segment.

Note 14 – Commitments and Contingencies
MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business, including project contract price disputes, other project-related liabilities and acquisition purchase price disputes. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. The outcome of such cases, claims and disputes cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In the third quarter of 2021, a settlement was finalized in favor of MasTec for approximately $25 million. As of June 30, 2022, $12 million, net of related settlement costs, is due in 2022.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2022 and December 31, 2021, there were $215.8 million and $188.5 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of June 30, 2022.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2022 and December 31, 2021, outstanding performance and payment bonds approximated $2,154.3 million and $2,155.2 million, respectively, and estimated costs to complete projects secured by these bonds totaled $770.7 million and $768.8 million as of June 30, 2022 and December 31, 2021, respectively. Included in these balances as of both June 30, 2022 and December 31, 2021 are $115.0 million of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests ranging from 30% to 50% in three civil construction projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of June 30, 2022, the Company was not aware of material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of June 30, 2022 and December 31, 2021 are amounts held by entities that are proportionately consolidated totaling $13.1 million and $14.6 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance companies, which reimburse claims up to the applicable insurance limits. Cash balances held by the Company’s captive insurance companies, which totaled approximately $0.3 million as of both June 30, 2022 and December 31, 2021, are generally not available for use in the Company’s other operations.
As of June 30, 2022 and December 31, 2021, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to its insurance policies, totaled $190.8 million and $189.8 million, respectively, of which $125.4 million and $126.5 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.4 million and $4.2 million as of June 30, 2022 and December 31, 2021, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $154.3 million and $125.7 million as of June 30, 2022 and December 31, 2021, respectively. As of both June 30, 2022 and December 31, 2021, outstanding surety bonds related to self-insurance programs amounted to $52.9 million.
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
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of June 30, 2022, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans. In connection with the HMG acquisition, the Company assumed an obligation related to HMG’s 2016 withdrawal from a multiemployer pension plan, under which HMG is obligated to make quarterly payments of approximately $74,000 through 2036. As of June 30, 2022 and December 31, 2021, a withdrawal liability of approximately $3.3 million and $3.4 million, respectively, was recorded within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets related to this obligation.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both June 30, 2022 and December 31, 2021, the Company had accrued project close-out liabilities of approximately $40 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. For the six month period ended June 30, 2022, the Company had approximately 920 customers. In the third quarter of 2021, DIRECTV® was spun off from AT&T. As a result, for customer reporting purposes, AT&T and DIRECTV® are reported separately and all prior periods have been updated to give retroactive effect to the spin-off of DIRECTV® from AT&T. As of June 30, 2022 and December 31, 2021, there were no customers that represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. For the three month periods ended June 30, 2022 and 2021, the Company derived approximately 42% and 53%, respectively, of its revenue from its top ten customers, and derived 43% and 58% for the six month periods ended June 30, 2022 and 2021, respectively.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing, business development and administrative activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended June 30, 2022 and 2021, such payments to related party entities totaled approximately $7.8 million and $30.7 million, respectively, and for the six month periods ended June 30, 2022 and 2021, totaled approximately $14.6 million and $51.1 million, respectively. Payables associated with such arrangements totaled approximately $0.8 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively. Revenue from such related party arrangements totaled approximately $1.3 million and $0.9 million for the three month periods ended June 30, 2022 and 2021, respectively, and totaled approximately $5.1 million and $2.1 million, respectively, for the six month periods ended June 30, 2022 and 2021. Related amounts receivable, net, totaled approximately $2.5 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. For the three and six month periods ended June 30, 2022, MasTec paid CCI $0.7 million and $1.7 million, respectively, related to this activity, and for the three and six month periods ended June 30, 2021, paid approximately $5.6 million and $10.7 million, net of rebates, respectively. Amounts payable to CCI totaled approximately $0.8 million as of both June 30, 2022 and December 31, 2021.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended June 30, 2022 and 2021, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $0.1 million and $16.8 million, respectively, and for the six month periods ended June 30, 2022 and 2021, incurred subcontracting expenses of approximately $0.1 million and $45.8 million, respectively. As of June 30, 2022 and December 31, 2021, related amounts payable totaled approximately $0.1 million and $0.5 million, respectively.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For both the three month periods ended June 30, 2022 and 2021, MasTec paid approximately $0.6 million related to this leasing arrangement, and paid approximately $1.3 million for both the six month periods ended June 30, 2022 and 2021.
MasTec has performed construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Services provided by MasTec have included the construction of a soccer facility and stadium as well as wireless infrastructure services. MasTec may perform additional construction services for the Franchise in the future. Payments for other expenses related to the Franchise for the three month periods ended June 30, 2022 and 2021 totaled approximately $0.2 million and $0.1 million, respectively, and totaled approximately $0.3 million and $0.2 million for the six month periods ended June 30, 2022 and 2021.
In connection with a fourth quarter 2021 acquisition, MasTec has a subcontracting arrangement to perform construction services for an entity, of which José R. Mas acquired a minority interest, and of which a member of management of a MasTec subsidiary owns the remaining interest. For the three and six month periods ended June 30, 2022, revenue recognized by MasTec under this arrangement totaled approximately $31.9 million and $60.7 million, respectively, and as of June 30, 2022, related amounts receivable totaled approximately $9.0 million. There were no amounts receivable as of December 31, 2021. MasTec pays a management fee to this entity in connection with the subcontracting arrangement. MasTec incurred approximately $0.5 million and $0.7 million of management fee expenses related to this arrangement for the three and six month periods ended June 30, 2022, of which $0.3 million was payable as of June 30, 2022.
MasTec leases employees and provides satellite communication services to a customer in which Jorge Mas and José R. Mas own a majority interest. Charges to this customer under these arrangements totaled approximately $0.3 million for both the three month periods ended June 30, 2022 and 2021, and totaled approximately $0.6 million for both the six month periods ended June 30, 2022 and 2021. As of both June 30, 2022 and December 31, 2021, related amounts receivable totaled approximately $0.8 million.
The Company has advanced amounts on behalf of an entity that was acquired in 2021. Amounts outstanding for such advances, which are expected to be settled under customary terms associated with the related purchase agreement, totaled approximately $1.9 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively. Additionally, in 2021, the Company advanced amounts to the former owner of an acquired business. There were no remaining amounts outstanding as of June 30, 2022, and as of December 31, 2021, approximately $1.0 million of such advances was outstanding. In addition, the Company, through a 2020 acquisition, has a 25% interest in an entity, under which the acquired business and the 25% owned entity have a subcontracting arrangement. The Company’s interest in this entity, for which post acquisition operating activity is de minimis, is accounted for as an equity method investment. For the three month period ended June 30, 2022, the Company made no equity contributions to this entity, and for the six month period ended June 30, 2022, the Company made equity contributions of $0.5 million. As of June 30, 2022 and December 31, 2021, the Company’s net investment in this entity was a liability of approximately $1.3 million and $1.6 million, respectively, which net amounts each included approximately $2.3 million of accounts receivable, net, less deferred revenue, related to the subcontracting arrangement. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. Income recognized in connection with these arrangements totaled approximately $0.2 million for both the three month periods ended June 30, 2022 and 2021, and totaled $0.4 million for both the six month periods ended June 30, 2022 and 2021. As of both June 30, 2022 and December 31, 2021, related amounts receivable totaled $0.4 million.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. In June 2021, the Company acquired an additional 15% of the non-controlling interests in one of these entities from two members of subsidiary management for $6.8 million in cash.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee and for the other of which José R. Mas is a trustee. The Company paid $0.5 million and $0.7 million, respectively, in both the second quarters of 2022 and 2021 in connection with these agreements. As of June 30, 2022 and December 31, 2021, life insurance assets associated with these agreements totaled approximately $25.2 million and $24.0 million, respectively.

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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three and six month periods ended June 30, 2022 and 2021. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2021 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Recent Transactions
In July 2022, we entered into a definitive agreement to acquire all of the outstanding shares of Infrastructure and Energy Alternatives, Inc. (“IEA”), a premier clean energy and infrastructure services provider, which acquisition is expected to close at the end of the fourth quarter of 2022, subject to IEA shareholder approval, regulatory approvals and other customary closing conditions. IEA is expected to be included within our Clean Energy and Infrastructure segment. Under the terms of the agreement, we will acquire IEA in a cash and stock transaction valued at $14.00 per IEA share, composed of 75% cash ($10.50 per IEA share) and 25% stock consideration ($3.50 per IEA share). Based on current estimates of IEA net debt levels at closing, the total transaction consideration is expected to approximate $1.1 billion, including approximately 2.8 million MasTec shares.
This acquisition will be funded with cash on hand, borrowings under our senior secured credit facility and additional debt financing. We intend to finance at least a portion of the cash required in connection with the transaction with a bridge facility, for which we have received bank commitments, or the Term Facilities (as defined below), for which we have also received bank commitments. Pursuant to the terms set forth in the bridge commitment letter, certain lenders have agreed to provide us with a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $1.0 billion. In addition, as an alternative to the bridge facility, certain lenders have agreed to use commercially reasonable efforts to provide (i) a three-year senior unsecured term loan facility in an aggregate principal amount of $500 million and (ii) a five-year senior unsecured term loan facility in an aggregate principal amount of $500 million (together, the “Term Facilities”). Additionally, we may continue to evaluate alternative financing structures and amounts based on our needs and capital market conditions. The availability of borrowings under the above described facilities is subject to the satisfaction of certain customary conditions, including execution of definitive documentation and the substantially concurrent consummation of the IEA acquisition.
General Economic Conditions, Including the Effects of COVID-19
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from negative economic conditions, including recent inflationary effects on fuel prices, labor and materials costs, rising interest rates and supply chain disruptions that have limited the availability of products. We may also experience negative effects from possible longer-term changes in consumer and customer behavior resulting from the effects of the COVID-19 pandemic. The COVID-19 pandemic has disrupted business activities and global economic conditions since 2020 and has negatively affected our operations during the same period. We have taken steps to mitigate the effects of general economic conditions, including the effects of the COVID-19 pandemic, on our business, and our business model has, thus far, proven resilient. While the adverse effects of the COVID-19 pandemic have begun to subside, its effects vary by region, and uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, particularly as new variants arise. The extent to which general economic conditions and the COVID-19 pandemic, including its emerging variants, could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that we may not be able to accurately predict, and therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
We believe that our financial position, cash flows and operational strengths will enable us to manage the current uncertainties resulting from general economic conditions, including the effects of the COVID-19 pandemic, as well as afford us the flexibility to invest strategically in our efforts to maximize shareholder value through potential mergers and acquisitions, share repurchases and capital expenditures. We carefully manage our liquidity and will continue to monitor any potential effects from changing economic conditions on our financial results, cash flows and/or working capital and intend to take appropriate actions in efforts to mitigate any impacts.

Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: power delivery services, including transmission and distribution, wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline infrastructure, including natural gas pipeline and distribution infrastructure; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended June 30, 2022, we had an average of approximately 710 locations and approximately 27,000 employees, and as of June 30, 2022, we had approximately 750 locations and 30,000 employees. We offer our services under the MasTec® and other service marks. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery; and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services. In the first quarter of 2022, we began integrating the acquisition of HMG. The HMG acquisition was completed on December 30, 2021, with its initial balance sheet reported within our Power Delivery segment. During the first quarter of 2022, we reported portions of HMG’s operations within our Power Delivery, Communications and Oil and Gas segments, as appropriate, and HMG’s corporate functions within our Corporate results. Accordingly, HMG’s December 31, 2021 balance sheet information was recast to conform with the new reporting structure. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements, which are incorporated by reference, for additional information regarding our segment reporting and significant customer concentrations.
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 41% of our estimated June 30, 2022 backlog in 2022. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	June 30, 2022	March 31, 2022	June 30, 2021
Communications	$5,031	$4,920	$4,240
Clean Energy and Infrastructure	1,896	1,693	1,705
Oil and Gas	1,456	1,382	1,933
Power Delivery	2,622	2,650	1,330
Other	—	—	—
Estimated 18-month backlog	$11,005	$10,645	$9,208
As of June 30, 2022, 62% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from economic or other conditions, including supply chain disruptions, inflationary effects, climate-related matters, political unrest, such as the ongoing military conflict in Ukraine, COVID-19 effects and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of June 30, 2022, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $6.8 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $1.0 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2022 differs from the amount of our remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $1.7 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
Economic, Industry and Market Factors
We closely monitor the effects of changes in economic and market conditions on our customers, including the potential effects of inflation, climate-related matters, the ongoing military conflict in Ukraine and the COVID-19 pandemic. Changes in general economic and market conditions can affect demand for our customers’ products and services, which can increase or decrease our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, or the cost to provide such services, including (i) changes to our customers’ capital spending plans, including any potential effects from inflationary, recessionary or supply chain issues, rising interest rates or public health matters; (ii) new or changing regulatory requirements, governmental policy changes, and customer or industry initiatives, including with respect to climate change, sustainability and related environmental concerns, and changes in governmental permitting; (iii) economic, political or other market developments or uncertainty, such as the ongoing military conflict in Ukraine and/or access to capital for customers in the industries we serve; (iv) changes in technology, tax and other incentives; and (v) mergers, acquisitions or other business transactions among the customers we serve.
Changes in demand for, and fluctuations in market prices for, oil, gas and other energy sources can affect demand for our services. In particular, such changes can affect the level of activity in energy generation projects, including from renewable energy sources, as well as pipeline construction and carbon capture projects. The availability of transportation and transmission capacity can also affect demand for our services, including energy generation, electric grid and pipeline construction projects. These fluctuations, as well as the highly competitive nature of our industry, can result in changes in the levels of activity, the project mix, and/or the profitability of the services we provide. In the face of increased pricing pressure or other market developments that have had, and could continue to have, a negative effect on our profitability, such as rising fuel, labor and materials costs, to the extent that we are unable to pass these costs through to our customers, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors could have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules, holidays, regulatory matters and/or timing, in particular, for large non-recurring projects, and the effects of market uncertainty or disruptions, as described within “Economic, Industry and Market Factors,” above. Typically, our revenue is lowest at the beginning of the year and during the winter months because cold, snowy or wet conditions can delay projects. Revenue is generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate, but continued cold and wet weather can often affect second quarter productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns and/or the effects of climate-related matters, including warm winter weather, excessive rainfall, flooding or natural catastrophes such as wildfires, hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as rising inflation and interest rate levels; climate-related matters; market, regulatory and industry factors; global events, such as the ongoing military conflict in Ukraine; and public health matters, such as the COVID-19 pandemic. These estimates form the basis for making judgments about our operating results and the carrying values of assets and liabilities, that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors.
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
Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference, and to our 2021 Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates. As described in more detail in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, our consolidated financial statements include certain reclassifications of prior period amounts to conform with the current period presentation. For details of our second quarter 2022 quarterly review for indicators of impairment, refer to Note 3 - Acquisitions, Goodwill and Other Intangible Assets in the notes to the consolidated financial statements, which is incorporated by reference.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Revenue	$2,301.8	100.0%	$1,962.7	100.0%	$4,256.2	100.0%	$3,738.1	100.0%
Costs of revenue, excluding depreciation and amortization	2,028.1	88.1%	1,675.2	85.4%	3,761.4	88.4%	3,189.1	85.3%
Depreciation	87.0	3.8%	87.5	4.5%	172.2	4.0%	166.8	4.5%
Amortization of intangible assets	27.7	1.2%	19.9	1.0%	53.3	1.3%	31.2	0.8%
General and administrative expenses	133.8	5.8%	81.5	4.2%	279.2	6.6%	152.1	4.1%
Interest expense, net	19.4	0.8%	13.8	0.7%	35.4	0.8%	26.3	0.7%
Equity in earnings of unconsolidated affiliates	(6.6)	(0.3)%	(7.5)	(0.4)%	(13.4)	(0.3)%	(14.9)	(0.4)%
Other income, net	(5.8)	(0.3)%	(10.6)	(0.5)%	(2.1)	(0.0)%	(10.7)	(0.3)%
Income (loss) before income taxes	$18.2	0.8%	$102.8	5.2%	$(29.9)	(0.7)%	$198.3	5.3%
(Provision for) benefit from income taxes	(2.0)	(0.1)%	(27.1)	(1.4)%	11.2	0.3%	(56.4)	(1.5)%
Net income (loss)	$16.3	0.7%	$75.8	3.9%	$(18.7)	(0.4)%	$141.9	3.8%
Net income attributable to non-controlling interests	0.0	0.0%	0.3	0.0%	0.1	0.0%	0.8	0.0%
Net income (loss) attributable to MasTec, Inc.	$16.2	0.7%	$75.5	3.8%	$(18.8)	(0.4)%	$141.1	3.8%
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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,				For the Six Months Ended June 30,
Reportable Segment:	2022	2021	2022	2021	2022 (a)		2021		2022		2021
Communications	$822.0	$630.4	$1,486.2	$1,199.0	$84.2	10.2%	$72.7	11.5%	$124.6	8.4%	$121.5	10.1%
Clean Energy and Infrastructure	494.5	481.5	930.4	831.9	(5.2)	(1.1)%	15.6	3.2%	5.6	0.6%	26.4	3.2%
Oil and Gas	341.2	621.4	552.2	1,346.9	62.8	18.4%	138.1	22.2%	84.2	15.3%	305.7	22.7%
Power Delivery	646.5	232.5	1,296.9	366.0	41.4	6.4%	9.3	4.0%	87.5	6.7%	12.9	3.5%
Other	—	—	—	—	7.4	NM	8.3	NM	14.4	NM	15.8	NM
Eliminations	(2.4)	(3.1)	(9.5)	(5.7)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(38.3)	—	(19.9)	—	(85.3)	—	(59.8)	—
Consolidated Results	$2,301.8	$1,962.7	$4,256.2	$3,738.1	$152.3	6.6%	$224.1	11.4%	$231.0	5.4%	$422.5	11.3%
NM - Percentage is not meaningful
(a)     For the three month period ended June 30, 2022, Power Delivery, Communications, Oil and Gas and Corporate EBITDA included $7.0 million, $1.1 million, $1.4 million and $3.0 million, respectively, of acquisition and integration costs related to our fourth quarter 2021 acquisitions, and for the six month period ended June 30, 2022, included $14.1 million, $1.9 million, $3.3 million and $6.8 million of such costs, respectively.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenue. For the three month period ended June 30, 2022, consolidated revenue totaled $2,302 million as compared with $1,963 million for the same period in 2021, an increase of $339 million, or 17%. Revenue increased in our Power Delivery segment by $414 million, or 178%, in our Communications segment by $192 million, or 30%, and in our Clean Energy and Infrastructure segment by $13 million, or 3%, whereas revenue decreased in our Oil and Gas segment by $280 million, or 45%. Acquisitions contributed $602 million of increased revenue for the three month period ended June 30, 2022, whereas organic revenue decreased by approximately $263 million, or 13%, as compared with the same period in 2021.
Communications Segment. Communications revenue was $822 million for the three month period ended June 30, 2022, as compared with $630 million for the same period in 2021, an increase of $192 million, or 30%. Acquisitions contributed $37 million of revenue for the three month period ended June 30, 2022, and organic revenue increased by approximately $155 million, or 25%, as compared with the same period in 2021. The increase in organic revenue was driven primarily by higher levels of wireless and wireline project activity.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $495 million for the three month period ended June 30, 2022 as compared with $482 million for the same period in 2021, an increase of $13 million, or 3%, due primarily to higher levels of project activity and mix.
Oil and Gas Segment. Oil and Gas revenue was $341 million for the three month period ended June 30, 2022, as compared with $621 million for the same period in 2021, a decrease of $280 million, or 45%. For the three month period ended June 30, 2022, acquisitions contributed $113 million of revenue, whereas organic revenue decreased by $393 million, or 63%, as compared with the same period in 2021, primarily due to a project timing-related decrease in large diameter project activity, as well as lower levels of activity for other projects.
Power Delivery Segment. Power Delivery revenue was $647 million for the three month period ended June 30, 2022, as compared with $233 million for the same period in 2021, an increase of $414 million, or 178%. For the three month period ended June 30, 2022, acquisitions contributed $452 million of revenue, whereas organic revenue decreased by approximately $38 million, or 16%, as compared with the same period in 2021, primarily due to timing and mix of project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $353 million, or 21%, to $2,028 million for the three month period ended June 30, 2022 from $1,675 million for the same period in 2021. Higher levels of revenue contributed an increase of $289 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $63 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 280 basis points, from 85.4% of revenue for the three month period ended June 30, 2021 to 88.1% of revenue for the same period in 2022. The basis point increase was due primarily to segment revenue mix, including lower levels of revenue for our oil and gas operations, as well as the effects of inflation on labor, fuel and materials costs for our projects, other project inefficiencies and project start-up costs.
Depreciation. Depreciation was $87 million, or 3.8% of revenue, for the three month period ended June 30, 2022, as compared with $88 million, or 4.5% of revenue, for the same period in 2021, a decrease of approximately $0.5 million, or 1%. Acquisitions contributed $25 million of depreciation for the three month period ended June 30, 2022 whereas organic depreciation decreased by $26 million, or 29%, due primarily to lower levels of capital investments related to large diameter pipeline project activity. As a percentage of revenue, depreciation decreased by approximately 70 basis points.
Amortization of intangible assets. Amortization of intangible assets was $28 million, or 1.2% of revenue, for the three month period ended June 30, 2022, as compared with $20 million, or 1.0% of revenue, for the same period in 2021, an increase of $8 million, or 39%. Acquisitions contributed $12 million of amortization for the three month period ended June 30, 2022 whereas organic amortization decreased by approximately $5 million, or 23%, due to the effects of timing of amortization for certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 20 basis points.

General and administrative expenses. General and administrative expenses totaled $134 million, or 5.8% of revenue, for the three month period ended June 30, 2022 as compared with $82 million, or 4.2% of revenue, for the same period in 2021, for an increase of $52 million, or 64%. Acquisitions contributed $38 million of general and administrative expenses for the three month period ended June 30, 2022. For the three month period ended June 30, 2022, general and administrative expenses not related to acquisitions increased by approximately $15 million, or 18%, as compared with the same period in the prior year, primarily due to increases in legal and professional fees, travel expense, information technology and other administrative expenses, including certain acquisition and integration costs, as well as the effect of prior year recoveries of provisions for credit losses. Overall, general and administrative expenses, including approximately $12 million of acquisition and integration costs, increased by approximately 170 basis points as a percentage of revenue for the three month period ended June 30, 2022 as compared with the same period in 2021.
Interest expense, net. Interest expense, net of interest income, was approximately $19 million, or approximately 0.8% of revenue, for the three month period ended June 30, 2022, as compared with approximately $14 million, or 0.7% of revenue, for the same period in 2021, an increase of $6 million, or approximately 40%. The increase in interest expense, net, resulted primarily from credit facility activity, which increased by approximately $5 million due to higher average balances, including from indebtedness incurred in connection with acquisition and share repurchase activity, and higher average interest rates as compared with the same period in 2021. In addition, interest expense from financing arrangements increased by approximately $1 million due primarily to higher average interest rates.
Equity in earnings of unconsolidated affiliates, net. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month periods ended June 30, 2022 and 2021, equity in earnings from unconsolidated affiliates, net, totaled approximately $7 million and $8 million, respectively, and related primarily to our investments in the Waha JVs, partially offset by equity in losses from investments in certain telecommunications and other entities.
Other income, net. Other income, net, consists primarily of gains or losses from changes to estimated Earn-out accruals and certain contingent payments to the former owners of an acquired business; certain legal/other settlements; gains or losses, or changes in estimated recoveries from certain assets and investments; and other miscellaneous income or expense. Other income, net, was $6 million for the three month period ended June 30, 2022, as compared with $11 million for the same period in 2021. For the three month period ended June 30, 2022, other income, net, included approximately $1 million of income, net, from changes to estimated Earn-out accruals, $4 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business and approximately $2 million of other miscellaneous income, offset, in part, by $2 million of expense from changes in the fair value of certain investments, net of income from strategic arrangements. For the three month period ended June 30, 2021, other income, net, included approximately $9 million of income, net, from changes to estimated Earn-out accruals and $1 million of income, net, from changes in the fair value of certain investments and income from strategic arrangements.
Provision for income taxes. Income tax expense was $2 million for the three month period ended June 30, 2022 as compared with $27 million for the same period in the prior year. Pre-tax income decreased to $18 million for the three month period ended June 30, 2022 from $103 million for the same period in 2021. For the three month period ended June 30, 2022, our effective tax rate decreased to 10.9% from 26.3% for the same period in 2021, due primarily to a benefit of approximately $2 million for the three month period ended June 30, 2022 from the true-up of certain prior year non-deductible expenses.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $84 million, or 10.2% of revenue, for the three month period ended June 30, 2022, as compared with $73 million, or 11.5% of revenue, for the same period in 2021, an increase of approximately $12 million, or 16%. Higher levels of revenue contributed an increase in EBITDA of $22 million. As a percentage of revenue, EBITDA decreased by 130 basis points, or approximately $10 million, due primarily to project timing delays and inefficiencies, the effects of inflation on labor, fuel and materials costs, as well as the effects of project start-up and acquisition and integration costs.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was negative $5 million, or negative 1.1% of revenue, for the three month period ended June 30, 2022, as compared with EBITDA of $16 million, or 3.2% of revenue, for the same period in 2021, a decrease of approximately $21 million, or 134%, due primarily to the reduction in EBITDA margins. As a percentage of revenue, EBITDA decreased by approximately 430 basis points, due primarily to project inefficiencies and the effects of inflation on labor, fuel and materials costs, as well as project timing delays.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $63 million, or 18.4% of revenue, for the three month period ended June 30, 2022, as compared with EBITDA of $138 million, or 22.2% of revenue, for the same period in 2021, a decrease of approximately $75 million, or 55%. Lower levels of revenue contributed a decrease in EBITDA of $62 million, and reduced productivity contributed a decrease in EBITDA of approximately $13 million. EBITDA margins decreased by approximately 380 basis points due primarily to inefficiencies resulting from lower levels of revenue, including from project timing delays and project mix, as well as the effects of inflation on labor, fuel and materials costs and acquisition and integration costs.
Power Delivery Segment. EBITDA for our Power Delivery segment was $41 million, or 6.4% of revenue, for the three month period ended June 30, 2022, as compared with EBITDA of $9 million, or 4.0% of revenue, for the same period in 2021, an increase in EBITDA of approximately $32 million, or 344%. Higher levels of revenue contributed an increase in EBITDA of $17 million. As a percentage of revenue, EBITDA increased by approximately 240 basis points, or $15 million primarily due to project efficiencies resulting from higher levels of revenue and project mix, partially offset by the effects of acquisition and integration costs and the effects of inflation on labor, fuel and materials costs for our projects.
Other Segment. EBITDA from Other businesses was $7 million for the three month period ended June 30, 2022 as compared with $8 million for the same period in 2021, and related primarily to equity in earnings from our investments in the Waha JVs, partially offset by equity in losses from other investments.
Corporate. Corporate EBITDA was negative $38 million for the three month period ended June 30, 2022, as compared with EBITDA of negative $20 million for the same period in 2021, for a decrease in EBITDA of approximately $18 million. Acquisitions, including certain acquisition and integration costs, contributed $7 million of Corporate expenses for the three month period ended June 30, 2022. For the three month period ended June 30, 2022, Corporate EBITDA also included approximately $1 million of income, net, from changes to estimated Earn-out accruals, and $4 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business, offset, in part by approximately $2 million of expense from changes in the fair value of certain investments, net of income from strategic arrangements. For the three month period ended June 30, 2021, Corporate EBITDA included $9 million of income, net from changes to estimated Earn-out accruals and approximately $1 million of income, net, from changes in the fair value of certain investments and income from strategic arrangements. For the three month period ended June 30, 2022, Corporate expenses not related to the above-described items increased by approximately $4 million as compared with the same period in the prior year, due primarily to increases in legal and professional fees and other administrative expenses.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenue. For the six month period ended June 30, 2022, consolidated revenue totaled $4,256 million as compared with $3,738 million for the same period in 2021, an increase of $518 million, or 14%. Revenue increased in our Power Delivery segment by $931 million, or 254%, in our Communications segment by $287 million, or 24%, and in our Clean Energy and Infrastructure segment by $98 million, or 12%, whereas revenue in our Oil and Gas segment decreased by $795 million, or 59%. Acquisitions contributed $1,307 million of increased revenue for the six month period ended June 30, 2022, whereas organic revenue decreased by approximately $789 million, or 21%, as compared with the same period in 2021.
Communications Segment. Communications revenue was $1,486 million for the six month period ended June 30, 2022, as compared with $1,199 million for the same period in 2021, an increase of $287 million, or 24%. Acquisitions contributed $100 million of revenue for the six month period ended June 30, 2022, and organic revenue increased by approximately $187 million, or 16%, as compared with the same period in 2021. The increase in organic revenue was driven primarily by higher levels of wireless and wireline project activity.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $930 million for the six month period ended June 30, 2022 as compared with $832 million for the same period in 2021, an increase of $98 million, or 12%. Acquisitions contributed $47 million of revenue for the six month period ended June 30, 2022, and organic revenue increased by $51 million, or 6%, as compared with the same period in 2021, due primarily to higher levels of project activity and mix.
Oil and Gas Segment. Oil and Gas revenue was $552 million for the six month period ended June 30, 2022, as compared with $1,347 million for the same period in 2021, a decrease of $795 million, or 59%. For the six month period ended June 30, 2022, acquisitions contributed approximately $168 million of revenue, whereas organic revenue decreased by approximately $963 million, or 71%, as compared with the same period in 2021, primarily due to a project timing-related decrease in large diameter project activity as well as lower levels of activity for other projects.
Power Delivery Segment. Power Delivery revenue was $1,297 million for the six month period ended June 30, 2022 as compared with $366 million for the same period in 2021, an increase of $931 million, or 254%. For the six month period ended June 30, 2022, acquisitions contributed $992 million of revenue, whereas organic revenue decreased by approximately $61 million, or 17%, as compared with the same period in 2021, primarily due to timing and mix of project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $572 million, or 18%, to $3,761 million for the six month period ended June 30, 2022 from $3,189 million for the same period in 2021. Higher levels of revenue contributed an increase of $442 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $130 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 310 basis points, from 85.3% of revenue for the six month period ended June 30, 2021 to 88.4% of revenue for the same period in 2022. The basis point increase was due primarily to segment revenue mix, including lower levels of revenue for our oil and gas operations, as well as the effects of inflation on labor, fuel and materials costs for our projects, other project inefficiencies and project start-up costs.
Depreciation. Depreciation was $172 million, or 4.0% of revenue, for the six month period ended June 30, 2022, as compared with $167 million, or 4.5% of revenue, for the same period in 2021, an increase of approximately $5 million, or 3%. Acquisitions contributed $53 million of depreciation for the six month period ended June 30, 2022, whereas organic depreciation decreased by $48 million, or approximately 29%, due primarily to lower levels of capital investments related to large diameter pipeline project activity. As a percentage of revenue, depreciation decreased by approximately 40 basis points.
Amortization of intangible assets. Amortization of intangible assets was $53 million, or 1.3% of revenue, for the six month period ended June 30, 2022, as compared with $31 million, or 0.8% of revenue, for the same period in 2021, an increase of approximately $22 million, or 71%. Acquisitions contributed $30 million of amortization for the six month period ended June 30, 2022, whereas organic amortization decreased by approximately $8 million, or 25%, due to the effects of timing of amortization for certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 40 basis points.
General and administrative expenses. General and administrative expenses were $279 million, or 6.6% of revenue, for the six month period ended June 30, 2022, as compared with $152 million, or 4.1% of revenue, for the same period in 2021, an increase of $127 million, or 84%. Acquisitions contributed $94 million of general and administrative expenses for the six month period ended June 30, 2022. For the six month period ended June 30, 2022, general and administrative expenses not related to acquisitions increased by approximately $33 million, or approximately 22%, as compared with the same period in the prior year, primarily due to the effect of prior year recoveries of provisions for credit losses and increases in travel expense, professional fees, information technology and other administrative expenses, including certain acquisition and integration costs, as well as the effects of timing of legal and settlement matters. Overall, general and administrative expenses, including approximately $26 million of acquisition and integration costs, increased by approximately 250 basis points as a percentage of revenue for the six month period ended June 30, 2022 as compared with the same period in 2021.
Interest expense, net. Interest expense, net of interest income, was $35 million, or 0.8% of revenue, for the six month period ended June 30,

2022, as compared with $26 million, or 0.7% of revenue, for the same period in 2021, an increase of approximately $9 million, or 35%. The increase in interest expense, net, resulted primarily from credit facility activity, which increased by $7 million due to higher average balances, including from indebtedness incurred in connection with acquisition and share repurchase activity, and higher average interest rates as compared with the same period in 2021. In addition, interest expense from financing arrangements increased by approximately $1 million due primarily to higher average interest rates.
Equity in earnings of unconsolidated affiliates, net. For the six month periods ended June 30, 2022 and 2021, equity in earnings from unconsolidated affiliates, net, totaled approximately $13 million and $15 million, respectively, and related primarily to our investments in the Waha JVs, partially offset by equity in losses from investments in certain telecommunications and other entities.
Other income, net. Other income, net, was $2 million for the six month period ended June 30, 2022, as compared with $11 million of other income, net, for the same period in 2021. For the six month period ended June 30, 2022, other income, net, included approximately $1 million of income, net, from changes to estimated Earn-out accruals, $4 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business and approximately $3 million of other miscellaneous income, offset, in part, by $7 million of expense from changes in the fair value of certain investments, net of income from strategic arrangements. For the six month period ended June 30, 2021, other income, net, included approximately $9 million of income, net, from changes to estimated Earn-out accruals.
Benefit from (provision for) income taxes. Income tax benefit was $11 million for the six month period ended June 30, 2022, as compared with income tax expense for the six month period ended June 30, 2021 of $56 million. Pre-tax losses totaled $30 million for the six month period ended June 30, 2022, whereas pre-tax income totaled $198 million for the same period in 2021. For the six month period ended June 30, 2022, our effective tax rate was 37.4% as compared with 28.4% for the same period in 2021. Our effective tax rate for the six month period ended June 30, 2022 included a net tax benefit of approximately $1 million related to the vesting of share-based payment awards and a benefit of approximately $2 million from the true-up of certain prior year non-deductible expenses, whereas for the six month period ended June 30, 2021, included the negative effect of $2 million related to non-deductible share-based compensation.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $125 million, or 8.4% of revenue, for the six month period ended June 30, 2022, as compared with EBITDA of $122 million, or 10.1% of revenue, for the same period in 2021, an increase of approximately $3 million, or approximately 2%. Higher levels of revenue contributed an increase in EBITDA of $29 million. As a percentage of revenue, EBITDA decreased by approximately 180 basis points, or approximately $26 million, due primarily to project timing delays and inefficiencies, the effects of inflation on labor, fuel and materials costs, as well as the effects of project start-up and acquisition and integration costs.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $6 million, or 0.6% of revenue, for the six month period ended June 30, 2022, as compared with EBITDA of $26 million, or 3.2% of revenue, for the same period in 2021, a decrease in EBITDA of approximately $21 million, or 79%. Higher levels of revenue contributed an increase in EBITDA of approximately $3 million, whereas as a percentage of revenue, EBITDA decreased by approximately 260 basis points, or $24 million, due to project inefficiencies and the effects of inflation on labor, fuel and materials costs, as well as project timing delays.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $84 million, or 15.3% of revenue, for the six month period ended June 30, 2022, as compared with EBITDA of $306 million, or 22.7% of revenue, for the same period in 2021, a decrease of $221 million, or 72%. Lower levels of revenue contributed a decrease in EBITDA of $180 million. EBITDA margins decreased by approximately 740 basis points, or $41 million, due primarily to inefficiencies resulting from lower levels of revenue, including from project timing delays, as well as the effects of inflation on labor, fuel and materials costs, and the effects of acquisition and integration costs.
Power Delivery Segment. EBITDA for our Power Delivery segment was $88 million, or 6.7% of revenue, for the six month period ended June 30, 2022, as compared with EBITDA of $13 million, or 3.5% of revenue, for the same period in 2021, an increase in EBITDA of approximately $75 million, or 579%. As a percentage of revenue, EBITDA increased by approximately 320 basis points, or $42 million, primarily due to project efficiencies resulting from higher levels of revenue and project mix, partially offset by the effects of acquisition and integration costs and the effects of inflation on labor, fuel and materials costs for our projects. Higher levels of revenue contributed an increase in EBITDA of $33 million.
Other Segment. EBITDA from Other businesses totaled approximately $14 million for the six month period ended June 30, 2022 as compared with $16 million for the same period in 2021, and related primarily to equity in earnings from our investments in the Waha JVs, partially offset by equity in losses from other investments.
Corporate. Corporate EBITDA was negative $85 million for the six month period ended June 30, 2022, as compared with EBITDA of negative $60 million for the same period in 2021, for a decrease in EBITDA of approximately $25 million. Acquisitions, including certain acquisition and integration costs, contributed $16 million of Corporate expenses for the six month period ended June 30, 2022. For the six month period ended June 30, 2022, Corporate EBITDA also included approximately $1 million of income, net, from changes to estimated Earn-out accruals and $4 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business, offset by approximately $7 million, of expense from changes in the fair value of certain investments, net of income from strategic arrangements. For the six month period ended June 30, 2021, Corporate EBITDA included $9 million of income, net, from changes to estimated Earn-out accruals. For the six month period ended June 30, 2022, Corporate expenses not related to the above-described items decreased by approximately $2 million as compared with the same period in the prior year, due primarily to the effects of timing of legal and settlement matters, offset, in part, by increases in compensation expense, professional fees, information technology and other administrative expenses, including certain acquisition and integration costs.

Foreign Operations
Our foreign operations are primarily in Canada and, to a far lesser extent, in Mexico, the Caribbean and India. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense; acquisition and integration costs related to our 2021 acquisitions; the bargain purchase gain from a 2021 acquisition; fair value gains or losses, net, on an investment; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, amortization of intangible assets, the effects of changes in statutory tax rates and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. Beginning with the fourth quarter of 2021, due to the extent of the acquisition costs related to our fourth quarter 2021 acquisitions, and the costs of the integration efforts that have been, and will continue to be, required in connection with such acquisitions, we are excluding acquisition and integration costs in calculating Adjusted EBITDA and Adjusted Net Income for these acquisitions, and we intend to exclude such costs for future acquisitions requiring substantial integration efforts. In addition, beginning in the second quarter of 2022, we are excluding fair value gains or losses, net, for our investment in AVCT, a publicly-traded company in which we currently have no active involvement, in calculating our adjusted results, and prior periods have been updated to conform with this presentation. We believe that fair value gains or losses for this investment, which vary from period to period based on fluctuations in the market price of the investment, are not indicative of our core operations, and that this presentation improves comparability of our results with those of our peers. We exclude intangible asset amortization, acquisition costs and selected purchase accounting adjustments, including the bargain purchase gain from a 2021 acquisition, from our adjusted measures due to their non-operational nature and inherent volatility, as acquisition activity varies from period to period. We also believe that this presentation is common practice in our industry and improves comparability of our results with those of our peers. Each company’s definitions of these adjusted measures may vary as they are not standardized and should be used in light of the provided reconciliations.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Net income (loss)	$16.3	0.7%	$75.8	3.9%	$(18.7)	(0.4)%	$141.9	3.8%
Interest expense, net	19.4	0.8%	13.8	0.7%	35.4	0.8%	26.3	0.7%
Provision for (benefit from) income taxes	2.0	0.1%	27.1	1.4%	(11.2)	(0.3)%	56.4	1.5%
Depreciation	87.0	3.8%	87.5	4.5%	172.2	4.0%	166.8	4.5%
Amortization of intangible assets	27.7	1.2%	19.9	1.0%	53.3	1.3%	31.2	0.8%
EBITDA	$152.3	6.6%	$224.1	11.4%	$231.0	5.4%	$422.5	11.3%
Non-cash stock-based compensation expense	6.8	0.3%	6.1	0.3%	13.2	0.3%	11.6	0.3%
Acquisition and integration costs	12.5	0.5%	—	—%	26.1	0.6%	—	—%
Bargain purchase gain	(0.2)	(0.0)%	—	—%	(0.2)	(0.0)%	—	—%
(Gains) losses, net, on fair value of investment	7.1	0.3%	(1.0)	(0.0)%	7.1	0.2%	—	—%
Adjusted EBITDA	$178.5	7.8%	$229.2	11.7%	$277.2	6.5%	$434.1	11.6%

A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment for the periods indicated is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
EBITDA	$152.3	6.6%	$224.1	11.4%	$231.0	5.4%	$422.5	11.3%
Non-cash stock-based compensation expense (a)	6.8	0.3%	6.1	0.3%	13.2	0.3%	11.6	0.3%
Acquisition and integration costs (b)	12.5	0.5%	—	—%	26.1	0.6%	—	—%
Bargain purchase gain (a)	(0.2)	(0.0)%	—	—%	(0.2)	(0.0)%	—	—%
(Gains) losses, net, on fair value of investment (a)	7.1	0.3%	(1.0)	(0.0)%	7.1	0.2%	—	—%
Adjusted EBITDA	$178.5	7.8%	$229.2	11.7%	$277.2	6.5%	$434.1	11.6%
Reportable Segment:
Communications	$85.3	10.4%	$72.7	11.5%	$126.5	8.5%	$121.5	10.1%
Clean Energy and Infrastructure	(5.2)	(1.1)%	15.6	3.2%	5.6	0.6%	26.4	3.2%
Oil and Gas	64.1	18.8%	138.1	22.2%	87.6	15.9%	305.7	22.7%
Power Delivery	48.4	7.5%	9.3	4.0%	101.5	7.8%	12.9	3.5%
Other	7.4	NM	8.3	NM	14.4	NM	15.8	NM
Corporate	(21.5)	—	(14.8)	—	(58.4)	—	(48.2)	—
Adjusted EBITDA	$178.5	7.8%	$229.2	11.7%	$277.2	6.5%	$434.1	11.6%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense, bargain purchase gain from a fourth quarter 2021 acquisition, and (gains) losses, net, on the fair value of our investment in AVCT are included within Corporate results.
(b)    Power Delivery, Communications, Oil and Gas and Corporate results include acquisition and integration costs of $7.0 million, $1.1 million, $1.4 million and $3.0 million, respectively, for the three month period ended June 30, 2022, and include $14.1 million, $1.9 million, $3.3 million and $6.8 million, respectively, for the six month period ended June 30, 2022.
The table below, which may contain slight summation differences due to rounding, reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended June 30,
	2022		2021
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$16.3	$0.20	$75.8	$1.02
Adjustments:
Non-cash stock-based compensation expense	6.8	0.09	6.1	0.08
Amortization of intangible assets	27.7	0.37	19.9	0.27
Acquisition and integration costs	12.5	0.17	—	—
Bargain purchase gain	(0.2)	(0.00)	—	—
(Gains) losses, net, on fair value of investment	7.1	0.09	(1.0)	(0.01)
Total adjustments, pre-tax	$53.9	$0.71	$25.0	$0.34
Income tax effect of adjustments (a)	(14.2)	(0.19)	(5.5)	(0.07)
Statutory tax rate effects (b)	—	—	0.7	0.01
Adjusted non-U.S. GAAP measure	$56.0	$0.73	$96.0	$1.29

	For the Six Months Ended June 30,
	2022		2021
	Net Loss (in millions)	Diluted Loss Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$(18.7)	$(0.27)	$141.9	$1.91
Adjustments:
Non-cash stock-based compensation expense	13.2	0.17	11.6	0.16
Amortization of intangible assets	53.3	0.70	31.2	0.42
Acquisition and integration costs	26.1	0.34	—	—
Bargain purchase gain	(0.2)	(0.00)	—	—
(Gains) losses, net, on fair value of investment	7.1	0.09	—	—
Total adjustments, pre-tax	$99.4	$1.31	$42.8	$0.58
Income tax effect of adjustments (a)	(26.8)	(0.35)	(7.0)	(0.10)
Statutory tax rate effects (b)	—	—	1.2	0.02
Adjusted non-U.S. GAAP measure	$54.0	$0.70	$178.8	$2.41
(a)    Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, which for the six month periods ended June 30, 2022 and 2021, included net tax benefits of $0.9 million and $0.1 million, respectively, from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three and six month periods ended June 30, 2022, our consolidated effective tax rates, as reported, were 10.9% and 37.4%, respectively, and as adjusted, were 22.5% and 22.4%, respectively. For the three and six month periods ended June 30, 2021, our consolidated effective tax rates, as reported, were 26.3% and 28.4%, respectively, and as adjusted, were 24.9% and 25.8%, respectively.
(b)    For the three and six month periods ended June 30, 2021, includes the effect of changes in certain state tax rates.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, earn-out obligations, equity investment funding requirements, debt service and income taxes. We also evaluate opportunities for strategic acquisitions, investments and other arrangements from time to time, and we may consider opportunities to borrow additional funds, which may include borrowings under our Credit Facility or debt issuances, or to refinance, extend the terms of our existing indebtedness or retire outstanding debt, or to repurchase additional shares of our outstanding common stock under share repurchase authorizations, any of which may require our use of cash.
Capital Expenditures. For the six month period ended June 30, 2022, we spent approximately $190 million on capital expenditures, or $172 million, net of asset disposals, and incurred approximately $127 million of equipment purchases under finance leases. We estimate that second half 2022 capital expenditure levels will decrease, with estimated full year capital expenditures approximating $270 million, or approximately $220 million, net of asset disposals, and we expect to incur approximately $170 million to $190 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus purchase decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the six month period ended June 30, 2022, we used $45 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future Earn-out liabilities as of June 30, 2022 was approximately $135 million. Of this amount, approximately $17 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the six month periods ended June 30, 2022 and 2021, we made $27 million and $46 million, respectively, of Earn-out payments.
One of our acquisitions provides for certain additional payments to be made to the sellers if certain acquired receivables are collected, which we refer to as the “Additional Payments.” Pursuant to the terms of the purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. An Additional Payment of approximately $29.4 million was made in May 2022, which payment was composed of approximately $18 million in cash and 133,157 shares of MasTec common stock. As of June 30, 2022, the estimated fair value of remaining Additional Payments was approximately $32 million and includes the effect of an unrealized fair value gain of approximately $3 million related to the contingent shares. The number of shares that would be paid in connection with the remaining Additional Payment liability as of June 30, 2022 is approximately 160,000 shares. In addition, the HMG purchase agreement provides for a customary net working capital adjustment. In the second quarter of 2022, this working capital adjustment was resolved, resulting in a reduction in acquisition consideration for HMG of approximately $15 million.
Income Taxes. For the six month period ended June 30, 2022, tax payments, net of tax refunds, totaled approximately $1 million, and for the six month period ended June 30, 2021, totaled $61 million. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.

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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of June 30, 2022, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, increased to approximately $2.5 billion as of June 30, 2022 from $2.2 billion as of December 31, 2021 due primarily to higher levels of revenue, including from our fourth quarter 2021 acquisitions, as well as an increase in our DSOs. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Summary of Financial Condition, Liquidity and Capital Resources
Including our current assessment of general economic conditions on our results of operations and capital resource requirements, we anticipate that funds generated from operations, borrowings under our existing credit facilities, as well as those facilities discussed under “Recent Transactions,” above, and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, share repurchase activity and acquisition, strategic arrangement and investment funding requirements, including the recently announced agreement to acquire the stock of IEA, and other liquidity needs for the next twelve months and the foreseeable future. For additional information regarding financing for the IEA transaction, see “Recent Transactions,” above.
Sources and Uses of Cash
As of June 30, 2022, we had approximately $1,160 million in working capital, defined as current assets less current liabilities, as compared with $1,089 million as of December 31, 2021, an increase of approximately $70 million. Cash and cash equivalents totaled approximately $139 million and $361 million as of June 30, 2022 and December 31, 2021, respectively, for a decrease of $222 million, due, in part, to a decrease in net income.
Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$1.5	$349.3
Net cash used in investing activities	$(220.0)	$(676.1)
Net cash (used in) provided by financing activities	$(3.0)	$140.8
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the six month period ended June 30, 2022 was $2 million, as compared with approximately $349 million for the same period in 2021, for a decrease in net cash provided by operating activities of approximately $348 million, due primarily to a decrease in net income as well as the effect of working capital changes in assets and liabilities, net, including from our recent acquisitions and from higher levels of purchasing activity to secure inventory and materials components to address concerns resulting from inflation and supply chain disruptions in the first half of 2022. The above described items, which resulted in a reduction in our operating cash flows, were offset, in part, by increases in certain expenses that reconcile net income to operating cash flows, including depreciation expense and amortization of intangible assets.
Our days sales outstanding, net of contract liabilities (“DSO”) was 88 as of June 30, 2022. As of December 31, 2021, our DSO was 98, and as adjusted for December 2021 acquisitions, was 77. DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. To provide a representative comparison of our DSOs across periods, for December 31, 2021, we calculated DSO as adjusted for our December 2021 acquisitions. This calculation for December 31, 2021 excludes revenue and accounts receivable, net of allowance, less contract liabilities for our December 2021 acquisitions, given that our consolidated results for the related period do not reflect the full quarter’s revenue for these acquisitions, but our consolidated balance sheet as of December 31, 2021 includes the full amount of related accounts receivable, net of allowance, less contract liabilities. The increase in DSO as of June 30, 2022 as compared with December 31, 2021, as adjusted for our December 2021 acquisitions, was due to timing of ordinary course billing and collection activities and the effect of our recent acquisitions, some of which have a higher DSO than the DSO of our organic operations, as well as the effect of lower levels of organic revenue with fixed amounts of project retainage. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $456 million to $220 million for the six month period ended June 30, 2022 from $676 million for the six month period ended June 30, 2021. We paid $45 million related to acquisitions for the six month period ended June 30, 2022, in which period we completed two acquisitions, as compared with $589 million for the same period in 2021, in which period we completed seven acquisitions, for an increase of approximately $544 million. Capital expenditures for the six month period ended June 30, 2022 totaled $190 million, or $172 million, net of asset disposals, as compared with $97 million, or $84 million, net of asset disposals, for the same period in 2021, for an increase in cash used in investing activities of approximately $88 million, due to acceleration of capital expenditures in the first half of 2022 to address supply chain disruption concerns. Payments for other investments, which relate primarily to investments in certain equity investees, decreased from $6 million for the six month period ended June 30, 2021 to $3 million for the same period in 2022. In July 2022, we entered into an agreement to acquire all of the outstanding shares of IEA, for which the total transaction consideration is expected to approximate $1.1 billion, including approximately 2.8 million MasTec shares. We expect the IEA acquisition to close in the fourth quarter of 2022. This acquisition will be funded with cash on hand, borrowings under our senior secured credit facility and additional debt financing. See “Recent Transactions,” above.
Financing Activities. Net cash used in financing activities for the six month period ended June 30, 2022 was $3 million, as compared with $141 million of net cash provided by financing activities for the same period in 2021, for a decrease in cash provided by financing activities of $144 million. The decrease in cash provided by financing activities was driven primarily by share repurchase and Credit Facility (as defined below) activity. Share repurchases totaled $81 million for the six month period ended June 30, 2022, whereas there were no share repurchases for the same period in 2021. Credit Facility activity, net, totaled $214 million of borrowings, net of repayments for the six month period ended June 30, 2022, as compared with $253 million for the same period in 2021, for a reduction in cash provided by financing activities of $40 million. Payments of finance lease obligations increased by approximately $7 million for the six month period ended June 30, 2022 as compared with the same period in 2021. Payments of acquisition-related contingent consideration included within financing activities totaled $27 million for the six month period ended June 30, 2022 as compared with $21 million for the same period in 2021, for an increase in cash used in financing activities of $6 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $27 million for the six month period ended June 30, 2022 as compared with $44 million for the same period in 2021. Additionally, payments for acquisition-related contingent assets related to the December 2021 acquisition of HMG totaled approximately $18 million for the six month period ended June 30, 2022. Offsetting the above noted increases in cash used in financing activities, for the six month period ended June 30, 2021, we paid approximately $9 million to holders of our non-controlling interests, including $7 million as consideration to acquire 15% of the remaining interests of one of these entities, whereas for the six month period ended June 30, 2022, we made no payments.
Senior Credit Facility
We have a senior unsecured credit facility (the “Credit Facility”) that matures on November 1, 2026 and has aggregate borrowing commitments totaling $2.0 billion, which amount is composed of $1.65 billion of revolving commitments and a Term Loan totaling $350 million in original principal amount. Aggregate outstanding borrowings under the Credit Facility as of June 30, 2022 totaled approximately $1.3 billion. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including acquisitions, equity investments or other strategic arrangements, share repurchases and the repurchase or prepayment of indebtedness, including repayment of term loans.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of June 30, 2022.

Additional Information
See “Recent Transactions,” above, pertaining to our recently announced acquisition of IEA and related financing activities. For detailed discussion and additional information pertaining to our debt instruments and related transactions, see Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2021 Form 10-K and Note 7 - Debt in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for current period balances and discussion.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multiemployer pension plans, liabilities associated with potential funding obligations and indemnification and/or guarantee arrangements relating to our equity and other investment arrangements, including our variable interest entities. These off-balance sheet arrangements have not had, and are not reasonably likely to have, a material impact on our financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources in the next twelve months or in the foreseeable future. Refer to Note 14 - Commitments and Contingencies, Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions in the notes to the consolidated financial statements, which are incorporated by reference.
Impact of Inflation
The primary inflationary factors directly affecting our operations are labor, fuel and material costs. In times of low unemployment and/or high inflation, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of our customers’ projects, and accordingly, demand for our services. Material and commodity prices are subject to unexpected fluctuations due to events outside of our control, including fluctuations in global supply and demand, climate-related effects, and geopolitical events, such as the ongoing conflict in Ukraine, which events have recently caused market volatility, particularly in the oil and gas markets, among others. Recent increases in labor, fuel and materials costs, to the extent that we have been unable to pass such increases along to our customers, have negatively affected our project margins, and could continue to affect our profitability in the future if we are unable to pass these costs along to our customers. Such market volatility can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Market prices for goods can also be affected by supply chain disruptions, such as those arising from the effects of the COVID-19 pandemic. We closely monitor inflationary factors, including the current rise in the rate of inflation, and any potential effects they may have on our business operations, operating results and/or financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2022, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our Term Loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of June 30, 2022, we had $986 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 2.61% and a Term Loan with a balance of $350 million and an interest rate of 2.92%. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates, particularly in an inflationary environment, such as the current inflationary market conditions, as central banks seek to increase interest rates, which has recently caused an increase in our variable interest rates. A 100 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $6 million for the six month period ended June 30, 2022. While our material financing arrangements indexed to LIBOR have procedures for determining an alternative base rate, the upcoming expected phase-out of LIBOR could lead to volatility in interest rates for our variable rate debt, as the alternative base rate could perform differently than the current LIBOR-indexed rate, which could result in an increase in the cost of our variable rate indebtedness.
As of June 30, 2022, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes and $337 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 3.4%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 2% of our total revenue for the six month period ended June 30, 2022. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the six month period ended June 30, 2022. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the six month period ended June 30, 2022, foreign currency translation losses, net, totaled approximately $1 million and related to our operations in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of June 30, 2022. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2021 Form 10-K.
ITEM 1A.    RISK FACTORS
Except as set forth below and subject to the potential effects of general economic conditions, including inflation and rising interest rates, and the recent announcement of MasTec’s definitive agreement to acquire all of the outstanding shares of IEA, including the financing thereof, on certain of the risks we normally face in operating our business, including those disclosed in our 2021 Form 10-K, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2021 Form 10-K, as updated by our Quarterly Report on Form 10-Q and other filings we make with the SEC.
We are experiencing impacts from inflationary pressures, including with respect to fuel, labor and materials costs, which could adversely impact our profitability and cash flow.
We are experiencing, and may continue to experience, the general impact of inflationary market pressures on our business, particularly with respect to fuel, labor and materials costs. We are experiencing pressures on fuel, materials and certain labor costs as a result of the inflationary environment and current general labor shortage, which has resulted in increased competition for skilled labor and wage inflation. It is possible that our labor, fuel and materials costs could continue to increase as we expand our operations and volume of work. We have not been, and may not be able to, fully adjust our contract pricing to compensate for these cost increases, which has affected, and may continue to affect, our profitability and cash flows. Inflationary pressures and related recessionary concerns in light of governmental and central bank efforts to mitigate inflation could also cause uncertainties for our customers and affect the level of their project activity, which could also adversely affect our profitability and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (c)
April 1 through April 30	358,403	$73.03	349,020	$119,406,839
May 1 through May 31	211,869	$73.16	202,582	$104,627,002
June 1 through June 30	398,288	$71.16	384,706	$77,326,434
Total	968,560		936,308
(a)Includes 9,383, 8,923 and 13,582 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in April, May and June of 2022, respectively, 364 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in May of 2022, and 936,308 shares repurchased under our $150 million March 2020 share repurchase program during the three month period ended June 30, 2022.
(b)All shares were repurchased under our $150 million March 2020 share repurchase program, which was publicly announced on March 19, 2020.
(c)As of June 30, 2022, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program totaled $77.3 million.
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

2.1
Agreement and Plan of Merger, dated as of July 24, 2022, by and among Infrastructure and Energy Alternatives, Inc., MasTec, Inc. and Indigo Acquisition I Corp., filed as Exhibit 2.1 to Infrastructure and Energy Alternatives, Inc.'s Current Report on Form 8-K filed with the SEC on July 25, 2022.

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosure.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	August 4, 2022
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)