Form 10-Q
period 2022-09-30
MASTEC INC
filed 2022-11-03
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of October 31, 2022, MasTec, Inc. had 78,234,262 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2022

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$2,513,484	$2,404,332	$6,769,677	$6,142,414
Costs of revenue, excluding depreciation and amortization	2,187,835	2,057,336	5,949,262	5,246,427
Depreciation	91,291	95,366	263,487	262,132
Amortization of intangible assets	27,979	23,352	81,242	54,522
General and administrative expenses	125,068	86,902	404,243	238,995
Interest expense, net	26,885	13,091	62,313	39,379
Equity in earnings of unconsolidated affiliates, net	(6,059)	(8,714)	(19,423)	(23,585)
Other expense (income), net	174	(3,036)	(1,897)	(13,746)
Income before income taxes	$60,311	$140,035	$30,450	$338,290
(Provision for) benefit from income taxes	(11,089)	(27,578)	68	(83,956)
Net income	$49,222	$112,457	$30,518	$254,334
Net income attributable to non-controlling interests	326	1,370	388	2,147
Net income attributable to MasTec, Inc.	$48,896	$111,087	$30,130	$252,187

Earnings per share (Note 2):
Basic earnings per share	$0.66	$1.53	$0.41	$3.48
Basic weighted average common shares outstanding	73,936	72,503	74,386	72,481

Diluted earnings per share	$0.65	$1.50	$0.38	$3.41
Diluted weighted average common shares outstanding	75,073	73,977	75,576	73,921

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited - in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$49,222	$112,457	$30,518	$254,334
Other comprehensive income (loss):
Foreign currency translation losses, net of tax	(3,382)	(1,278)	(4,212)	(64)
Unrealized gains (losses) on investment activity, net of tax	10,070	(1,041)	31,667	9,333
Comprehensive income	$55,910	$110,138	$57,973	$263,603
Comprehensive income attributable to non-controlling interests	326	1,370	388	2,147
Comprehensive income attributable to MasTec, Inc.	$55,584	$108,768	$57,585	$261,456

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$95,676	$360,736
Accounts receivable, net of allowance	1,057,450	1,019,324
Contract assets	1,617,384	1,227,927
Inventories, net	127,546	92,595
Prepaid expenses	86,957	91,488
Other current assets	129,262	81,884
Total current assets	$3,114,275	$2,873,954
Property and equipment, net	1,588,059	1,436,087
Operating lease right-of-use assets	244,087	260,410
Goodwill, net	1,493,843	1,520,575
Other intangible assets, net	638,318	670,280
Other long-term assets	397,081	360,087
Total assets	$7,475,663	$7,121,393
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$156,756	$137,912
Current portion of operating lease liabilities	85,081	95,426
Accounts payable	934,542	663,063
Accrued salaries and wages	225,405	203,141
Other accrued expenses	226,879	229,936
Contract liabilities	249,702	313,965
Other current liabilities	108,118	141,155
Total current liabilities	$1,986,483	$1,784,598
Long-term debt, including finance leases	2,067,548	1,876,233
Long-term operating lease liabilities	168,511	176,378
Deferred income taxes	471,020	450,361
Other long-term liabilities	235,588	289,962
Total liabilities	$4,929,150	$4,577,532
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 95,467,645 and 95,371,211 (including 1,660,427 and 1,747,385 of unvested stock awards) as of September 30, 2022 and December 31, 2021, respectively	9,547	9,537
Capital surplus	1,055,239	1,033,615
Retained earnings	2,192,518	2,162,388
Accumulated other comprehensive loss	(51,321)	(78,776)
Treasury stock, at cost: 19,933,055 and 18,941,926 shares as of September 30, 2022 and December 31, 2021, respectively	(663,910)	(586,955)
Total MasTec, Inc. shareholders’ equity	$2,542,073	$2,539,809
Non-controlling interests	$4,440	$4,052
Total equity	$2,546,513	$2,543,861
Total liabilities and equity	$7,475,663	$7,121,393

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2022
Balance as of June 30, 2022	95,491,405	$9,549	(19,933,055)	$(663,910)	$1,049,576	$2,143,622	$(58,009)	$2,480,828	$4,114	$2,484,942
Net income						48,896		48,896	326	49,222
Other comprehensive income							6,688	6,688		6,688
Non-cash stock-based compensation					5,698			5,698		5,698
Forfeiture of restricted shares, net	(23,312)	(2)			2			—		—
Shares withheld for taxes, net of other stock issuances	(448)	—			(37)			(37)		(37)
Balance as of September 30, 2022	95,467,645	$9,547	(19,933,055)	$(663,910)	$1,055,239	$2,192,518	$(51,321)	$2,542,073	$4,440	$2,546,513

For the Three Months Ended September 30, 2021
Balance as of June 30, 2021	93,256,202	$9,326	(18,941,926)	$(586,955)	$841,190	$1,974,657	$(79,856)	$2,158,362	$3,007	$2,161,369
Net income						111,087		111,087	1,370	112,457
Other comprehensive loss							(2,319)	(2,319)		(2,319)
Non-cash stock-based compensation					6,073			6,073		6,073
Forfeiture of restricted shares, net	(9,174)	(1)			1			—		—
Shares withheld for taxes, net of other stock issuances	(228)	—			(22)			(22)		(22)
Distributions to non-controlling interests								—	(76)	(76)
Balance as of September 30, 2021	93,246,800	$9,325	(18,941,926)	$(586,955)	$847,242	$2,085,744	$(82,175)	$2,273,181	$4,301	$2,277,482

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2022
Balance as of December 31, 2021	95,371,211	$9,537	(18,941,926)	$(586,955)	$1,033,615	$2,162,388	$(78,776)	$2,539,809	$4,052	$2,543,861
Net income						30,130		30,130	388	30,518
Other comprehensive income							27,455	27,455		27,455
Non-cash stock-based compensation					18,870			18,870		18,870
Issuance of restricted shares, net	145,450	15			(15)			—		—
Shares withheld for taxes, net of other stock issuances	(49,016)	(5)			(4,117)			(4,122)		(4,122)
Acquisition of treasury stock, at cost			(1,124,286)	(81,291)				(81,291)		(81,291)
Issuance of shares in connection with acquisition			133,157	4,336	6,886			11,222		11,222
Balance as of September 30, 2022	95,467,645	$9,547	(19,933,055)	$(663,910)	$1,055,239	$2,192,518	$(51,321)	$2,542,073	$4,440	$2,546,513

For the Nine Months Ended September 30, 2021
Balance as of December 31, 2020	93,107,440	$9,311	(18,941,926)	$(586,955)	$837,453	$1,833,557	$(91,444)	$2,001,922	$3,603	$2,005,525
Net income						252,187		252,187	2,147	254,334
Other comprehensive income							9,269	9,269		9,269
Non-cash stock-based compensation					17,673			17,673		17,673
Issuance of restricted shares, net	132,021	13			(13)			—		—
Other stock issuances, net of shares withheld for taxes	7,339	1			(2,442)			(2,441)		(2,441)
Distributions to non-controlling interests								—	(76)	(76)
Purchase of non-controlling interests					(5,429)			(5,429)	(1,373)	(6,802)
Balance as of September 30, 2021	93,246,800	$9,325	(18,941,926)	$(586,955)	$847,242	$2,085,744	$(82,175)	$2,273,181	$4,301	$2,277,482

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$30,518	$254,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	263,487	262,132
Amortization of intangible assets	81,242	54,522
Non-cash stock-based compensation expense	18,870	17,673
(Benefit from) provision for deferred income taxes	(9,293)	439
Equity in earnings of unconsolidated affiliates, net	(19,423)	(23,585)
Gains on sales of assets, net	(21,914)	(10,704)
Non-cash interest expense, net	2,574	2,342
Other non-cash items, net	1,601	(8,218)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(22,065)	(59,665)
Contract assets	(383,053)	(109,399)
Inventories	(36,130)	11,968
Other assets, current and long-term portion	34,060	(8,998)
Accounts payable and accrued expenses	293,899	134,487
Contract liabilities	(66,027)	(7,478)
Other liabilities, current and long-term portion	(49,675)	(10,753)
Net cash provided by operating activities	$118,671	$499,097
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(71,841)	(604,907)
Capital expenditures	(213,325)	(132,348)
Proceeds from sale of property and equipment	47,195	25,465
Payments for other investments	(3,723)	(7,111)
Proceeds from other investments	—	557
Other investing activities, net	—	1,650
Net cash used in investing activities	$(241,694)	$(716,694)
Cash flows from financing activities:
Proceeds from credit facilities	2,578,000	795,414
Repayments of credit facilities	(2,429,583)	(606,575)
Payments of finance lease obligations	(131,259)	(117,437)
Repurchases of common stock	(81,291)	—
Payments of acquisition-related contingent consideration	(35,149)	(21,675)
Payments for acquisition-related contingent assets	(17,636)	—
Payments to non-controlling interests, including acquisition of interests	—	(8,965)
Payments for stock-based awards	(4,061)	(3,795)
Other financing activities, net	(18,499)	(2,503)
Net cash (used in) provided by financing activities	$(139,478)	$34,464
Effect of currency translation on cash	(2,559)	(61)
Net decrease in cash and cash equivalents	$(265,060)	$(183,194)
Cash and cash equivalents - beginning of period	$360,736	$423,118
Cash and cash equivalents - end of period	$95,676	$239,924

Supplemental cash flow information:
Interest paid	$69,327	$49,133
Income taxes paid, net of refunds	$1,827	$62,720
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$184,700	$128,337

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
In October 2022, MasTec completed the acquisition of Infrastructure Energy Alternatives, Inc. (“IEA”), a leading utility-scale renewable energy infrastructure solutions providers in North America. IEA has expertise in engineering, procurement, construction and other service capabilities, with long-standing relationships across a diverse customer base. The Company expects to include IEA within its Clean Energy and Infrastructure segment. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net, for additional information.
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

Management Estimates
    The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as rising inflation and interest rate levels; recessionary issues; climate-related matters; market, regulatory and industry factors; global events, such as the ongoing military conflict in Ukraine; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.
Key estimates include: the recognition of revenue and project profit or loss, which the Company defines as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill, intangible and other assets, acquisition-related contingent consideration and other liabilities, equity investments and long-lived assets; allowances for credit losses; asset lives used in computing depreciation and amortization; fair values of financial instruments; self-insurance liabilities; certain other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies.
General Economic, Regulatory and Market Conditions
The Company has experienced, and may continue to experience, direct and indirect negative effects on its business and operations from negative economic, regulatory and market conditions, including recent inflationary effects on fuel prices, labor and materials costs, rising interest rates, potential recessionary impacts and supply chain disruptions that could negatively affect demand for new projects and/or delay existing project timing or cause increased project costs. The Company may also experience negative effects from possible longer-term changes in consumer and customer behavior resulting from the effects of the COVID-19 pandemic. While the adverse effects of the COVID-19 pandemic began to subside in 2022, its effects vary, and economic conditions and business activities could be disrupted in the future. The extent to which general economic, regulatory and market conditions could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, and, therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 52% and 37% of consolidated revenue for the three month periods ended September 30, 2022 and 2021, respectively, and totaled 54% and 35% for the nine month periods ended September 30, 2022 and 2021, respectively.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment. This is generally when the work order has been fulfilled, which is typically the same day the work is initiated. Point in time revenue accounted for approximately 4% of consolidated revenue in each of the three and nine month periods ended September 30, 2022 and 2021. Substantially all of the Company’s other revenue is recognized over time.

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers, operational and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For both the nine month periods ended September 30, 2022 and 2021, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2021 and 2020. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, for the three month periods ended September 30, 2022 and 2021 totaled net increases of approximately $3.8 million and $5.2 million, respectively. For the nine month periods ended September 30, 2022 and 2021, such changes totaled net increases of approximately $10.7 million and $36.9 million, respectively.
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The majority of the Company’s performance obligations are completed within one year.

Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of September 30, 2022, the amount of the Company’s remaining performance obligations was $5.3 billion. Based on current expectations, the Company anticipates it will recognize approximately $1.6 billion of its remaining performance obligations as revenue during 2022, with the vast majority of the remaining balance expected to be recognized in 2023.
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
As of September 30, 2022 and December 31, 2021, the Company included approximately $141 million and $104 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both September 30, 2022 and December 31, 2021, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to MasTec:
Net income - basic (a)	$48,896	$111,087	$30,130	$252,187
Fair value gain (loss) related to resolved contingent payments (b)	$143	$—	$1,459	$—
Net income - diluted (a)	$48,753	$111,087	$28,671	$252,187
Weighted average shares outstanding:
Weighted average shares outstanding - basic(c)	73,936	72,503	74,386	72,481
Dilutive common stock equivalents (d)(e)	1,137	1,474	1,190	1,440
Weighted average shares outstanding - diluted	75,073	73,977	75,576	73,921
(a)For basic net income, calculated as total net income or loss less amounts attributable to non-controlling interests. For diluted net income, calculated as total net income or loss, less amounts attributable to non-controlling interests, adjusted for the fair value gain or loss, if any, related to additional contingent payments to the former owners of an acquired business for which the contingency has been resolved as of the respective period. See discussion above and in Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net.
(b)For the three and nine month periods ended September 30, 2022, represents the fair value gain or loss related to additional contingent payments for which the contingency has been resolved as of September 30, 2022. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net for additional information.

(c)For the three and nine month periods ended September 30, 2022, basic shares include approximately 140,000 and 114,000 weighted average shares, respectively, related to additional contingent payments.
(d)For the three and nine month periods ended September 30, 2022, weighted average anti-dilutive common stock equivalents totaled approximately 8,000 and 135,000 respectively, and for the three and nine month periods ended September 30, 2021, totaled approximately 10,000 and 109,000, respectively.
(e)For the three and nine month periods ended September 30, 2022, common stock equivalents included approximately 11,000 and 37,000 weighted average shares, respectively, related to additional contingent payments to the former owners of an acquired business.
For the nine month period ended September 30, 2022, the Company repurchased approximately 1,124,000 shares of its common stock, the effect of which on the Company’s weighted average shares outstanding for the period was a reduction of approximately 598,000 shares. See Note 11 – Equity for details of the Company’s share repurchase transactions. Additionally, in May 2022 and December 2021, the Company issued approximately 133,000 and 1,975,000 shares, respectively, of its common stock in conjunction with the HMG acquisition. In addition, in October 2022, the Company issued approximately 2,652,000 shares of its common stock in connection with the recently completed acquisition of IEA. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net for additional information.
Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the nine month period ended September 30, 2022 (in millions). Goodwill balances as of December 31, 2021 were recast in the first quarter of 2022 to reflect the change in segment reporting for the HMG acquisition, as discussed in Note 1 – Business, Basis of Presentation and Significant Accounting Policies. Goodwill was reallocated based on the estimated relative fair value of the respective HMG reporting units. See Note 13 – Segments and Related Information for additional information.

	Communications	Clean Energy and Infrastructure	Oil and Gas	Power Delivery	Total Goodwill
Goodwill, gross, as of December 31, 2021 (a)	$614.5	$166.1	$561.3	$303.4	$1,645.3
Accumulated impairment loss (b)	—		(124.7)	—	(124.7)
Goodwill, net, as of December 31, 2021	$614.5	$166.1	$436.6	$303.4	$1,520.6
Additions from new business combinations	2.9	5.9	4.1	1.6	14.5
Measurement period adjustments (c)	(11.4)	2.1	6.2	(36.8)	(39.9)
Currency translation adjustments	—	—	(1.4)	—	(1.4)
Goodwill, net as of September 30, 2022	$606.0	$174.1	$445.5	$268.2	$1,493.8
(a)    The above described change in segment reporting for the HMG acquisition resulted in a decrease in goodwill for the Power Delivery segment of $23.4 million and increases in goodwill for the Communications and Oil and Gas segments of $13.0 million and $10.4 million, respectively, as of December 31, 2021.
(b)    Accumulated impairment losses include the effects of currency translation gains and/or losses.
(c)    Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets
	Non-Amortizing	Amortizing
	Trade Names	Customer Relationships and Backlog	Pre-Qualifications	Other (a)	Total
Other intangible assets, gross, as of December 31, 2021	$34.5	$763.1	$73.9	$124.6	$996.1
Accumulated amortization		(278.0)	(21.4)	(26.4)	(325.8)
Other intangible assets, net, as of December 31, 2021	$34.5	$485.1	$52.5	$98.2	$670.3
Additions from new business combinations	—	5.2	—	0.7	5.9
Measurement period adjustments (b)	—	56.0	—	(10.6)	45.4
Currency translation adjustments	—	—	(2.1)	—	(2.1)
Amortization expense		(65.5)	(6.6)	(9.1)	(81.2)
Other intangible assets, net, as of September 30, 2022	$34.5	$480.8	$43.8	$79.2	$638.3
(a)Consists principally of trade names and non-compete agreements.
(b)Represents adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition.
Quarterly Assessment for Indicators of Impairment. During the third quarter of 2022, the Company performed a quarterly review for indicators of impairment, which considered its results for the nine month period ended September 30, 2022, together with its expectations of future results, including consideration of the potential effects of shifts in timing for certain projects. In conjunction with this quarterly review, management performed a quantitative assessment of the goodwill associated with two reporting units within its Oil and Gas segment and one reporting unit within its Power Delivery segment. Based on the results of these assessments, management determined that the estimated fair values of these reporting units substantially exceeded their carrying values as of September 30, 2022. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, changes in market conditions, including decreases in market activity levels and/or the effects of rising inflation, including on interest rates, could result in non-cash impairment charges to goodwill and indefinite-lived intangible assets in the future.
Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or strategic arrangements in order to deepen its market presence, broaden its geographic reach and expand its service offerings.
2022 Acquisitions. For the nine month period ended September 30, 2022, MasTec completed four acquisitions, which included all of the equity interests of (i) an infrastructure construction company focusing on water, sewer and utility projects and with expertise in excavation and site work, which acquisition is included within the Company’s Oil and Gas segment and was effective in January; (ii) a telecommunications company specializing in wireline services, which acquisition is included within the Company’s Communications segment and was effective as of the end of May; (iii) a company specializing in the construction of overhead high voltage transmission lines, which acquisition is included within the Company’s Power Delivery segment and was effective in July; and (iv) a company that specializes in the production of concrete and aggregate products, which acquisition is included within the Company’s Clean Energy and Infrastructure segment and was effective in August. The aggregate purchase price for these acquisitions was composed of approximately $50.2 million in cash, net of cash acquired and earn-out liabilities valued at approximately $3.9 million. Determination of the estimated fair values of net assets acquired and the estimated earn-out liabilities and consideration transferred for these acquisitions was preliminary as of September 30, 2022; as a result, further adjustments to these estimates may occur.
2021 Acquisitions. During 2021, MasTec completed fourteen acquisitions, including all of the equity interests of the following:
(i) Within the Company’s Power Delivery segment: HMG, an industry-leading utility services firm providing critical infrastructure design, construction and maintenance services to the power and renewables, telecommunications, gas distribution and pipeline services end-markets, which acquisition was effective in December. In the first quarter of 2022, MasTec integrated and began reporting the results of HMG within its Power Delivery, Communications and Oil and Gas segments, as appropriate, and began reporting HMG’s corporate functions within its corporate results. See Note 13 – Segments and Related Information. During 2021, the Company also acquired an electric utility distribution contractor and a company specializing in vegetation management services for the electric and telecommunications industries, which acquisitions were effective in December; and Intren, LLC (“INTREN”), a premier specialty utility contractor primarily providing electrical distribution network services under various multi-year master service agreements to some of the nation’s largest utilities, municipalities and cooperatives, which acquisition was effective in May;
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
Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities and consideration transferred for certain of the Company’s fourth quarter 2021 acquisitions was preliminary as of September 30, 2022; as a result, further adjustments to such estimates may occur. The following table summarizes the estimated fair values of consideration paid and net assets acquired for the 2021 acquisitions, as adjusted, as of September 30, 2022 (in millions):

Acquisition consideration(a):	HMG	All other	Total
Cash, net of cash acquired	$402.4	$866.6	$1,269.0
Shares transferred	181.7	—	181.7
Estimated fair value of contingent consideration	—	102.9	102.9
Total consideration	$584.1	$969.5	$1,553.6
Identifiable assets acquired and liabilities assumed:
Accounts receivable and contract assets	$409.5	$271.1	$680.6
Current assets	14.6	26.8	41.4
Property and equipment	252.1	250.6	502.7
Long-term assets, primarily operating lease right-of-use assets	84.9	81.9	166.8
Amortizing intangible assets	164.4	444.2	608.6
Accounts payable	(108.0)	(49.3)	(157.3)
Current liabilities, including current portion of operating lease liabilities	(154.3)	(137.1)	(291.4)
Long-term debt, including finance lease obligations	(0.2)	(4.4)	(4.6)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(150.3)	(76.6)	(226.9)
Total identifiable net assets	$512.7	$807.2	$1,319.9
Goodwill	71.4	165.9	237.3
Total net assets acquired, including goodwill	$584.1	$973.1	$1,557.2
Bargain purchase gain	—	(3.6)	(3.6)
Total consideration	$584.1	$969.5	$1,553.6
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
Amortizing intangible assets related to the HMG acquisition are primarily composed of customer relationships, and to a lesser extent, trade names and backlog. Customer relationship intangible assets totaled approximately $132 million, and had a weighted average life of approximately 12 years, based on HMG’s operational history and established relationships with, and the nature of, its customers, which are primarily in the utilities industry. The weighted average life of amortizing intangible assets in the aggregate for the HMG acquisition was 11 years. Amortizing intangible assets related to “All other” acquisitions are primarily composed of customer relationships and trade names, which each had a weighted average life of approximately 17 years. The aggregate weighted average life related to “All other” amortizing intangible assets was 17 years. INTREN’s acquired intangible assets, which are included within “All other” acquisitions in the table above, included a customer relationship and a trade name intangible asset representing $281 million in the aggregate, having asset lives of approximately 20 years each based on INTREN’s operational history and established relationships with, and the nature of, its customers, which are primarily in the utilities industry. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed.
The goodwill balances for each of the respective acquisitions, including approximately $49 million for INTREN, represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce, management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec. Approximately $155 million of the goodwill balance related to the 2021 acquisitions is expected to be tax deductible as of September 30, 2022. One of the Company’s fourth quarter 2021 acquisitions within its Power Delivery segment resulted in the recognition of a bargain purchase gain of $3.6 million, of which $0.2 million was recognized during the nine month period ended September 30, 2022.
The HMG purchase agreement provides for certain additional payments to be made to the sellers if certain acquired receivables are collected by the Company (the “Additional Payments”). Pursuant to the terms of the purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. The estimated number of potential shares that could be issued related to such Additional Payments will be based on the amounts ultimately collected and the share price as defined within the purchase agreement. Changes in the estimated fair value of potential shares that could be issued, which result from changes in MasTec’s share price as compared with the share price as defined within the purchase agreement, are reflected within other income or expense, as appropriate. An Additional Payment of approximately $29.4 million was made in May 2022, which payment was composed of approximately $18 million in cash and is reflected within financing activities in the consolidated statement of cash flows, and 133,157 shares of MasTec common stock. For the nine month period ended September 30, 2022, a realized gain of approximately $1 million was recognized within other income, net, in connection with this payment. In addition, the HMG purchase agreement provides for a customary net working capital adjustment. In the second quarter of 2022, this working capital adjustment was resolved, resulting in a reduction in purchase consideration for the HMG acquisition of approximately $15 million, which reduction is reflected in the table above. This working capital adjustment had no impact on the number of shares issued in connection with the acquisition.
As of September 30, 2022, the estimated fair value of remaining Additional Payments was approximately $31 million, which amount is included within other current liabilities in the consolidated balance sheet and includes the effect of unrealized fair value gains related to the contingent shares. For the three and nine month periods ended September 30, 2022, unrealized fair value measurement activity related to the contingent shares totaled gains of approximately $1.3 million and $4.5 million, respectively, which amounts are reflected within other income, net. The estimated number of shares that would be paid in connection with the remaining Additional Payment liability is approximately 160,000 shares as of September 30, 2022. The amount of Additional Payments due to the sellers as of September 30, 2022 from collections of acquired receivables totaled approximately $3.9 million, of which the amount due in shares totaled approximately $1.6 million, or 17,500 shares. See Note 2 – Earnings Per Share for the effect of the above referenced shares on the Company’s earnings per share calculations.
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
The contingent consideration included in the table above is composed of earn-out liabilities, which equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. The earn-out arrangements for the 2021 acquisitions generally range from one to five-year terms, as set forth in the respective purchase agreements, and are valued at approximately $103 million in the aggregate. The earn-out arrangement for the INTREN acquisition included within “All other” acquisitions had a term of less than one year. Earn-outs are generally payable annually and are recorded within other current and other long-term liabilities, as appropriate, in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of September 30, 2022, the range of remaining potential undiscounted earn-out liabilities for the 2021 acquisitions was estimated to be between $9 million and $120 million; however, there is no maximum payment amount.
Pro forma results. For the three month periods ended September 30, 2022 and 2021, unaudited supplemental pro forma revenue totaled approximately $2.5 billion and $3.0 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $54.0 million and $145.4 million, respectively. For the nine month periods ended September 30, 2022 and 2021, unaudited supplemental pro forma revenue totaled approximately $6.8 billion and $7.9 billion, respectively. For the nine month periods ended September 30, 2022 and 2021, unaudited supplemental pro forma net income totaled approximately $37.3 million and $271.0 million, respectively.
Acquisition-related results. The Company’s consolidated results of operations included acquisition-related revenue of approximately $569.7 million for the three month period ended September 30, 2022, including approximately $429.3 million for HMG, and totaled $1,876.6 million for the nine month period ended September 30, 2022, including approximately $1,457.7 million for HMG and INTREN in the aggregate. For the three and nine month periods ended September 30, 2022, the Company’s consolidated results of operations included acquisition-related net income of approximately $18.4 million and $37.7 million, respectively, based on the Company’s consolidated effective tax rates. The Company’s consolidated results of operations included acquisition-related revenue of approximately $344.4 million and $702.7 million for the three and nine month periods ended September 30, 2021, respectively, including $172.8 million and $275.4 million for INTREN for the respective periods. For the three and nine month periods ended September 30, 2021, the Company’s consolidated results of operations included acquisition-related net losses of approximately $6.6 million and $1.3 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of acquired intangible assets and acquisition integration costs, and exclude the effects of interest expense associated with consideration paid for the related acquisitions.
Acquisition and integration costs. The Company has incurred certain acquisition and integration costs in connection with certain 2021 and 2022 acquisitions, including acquisition-related costs for the recently completed acquisition of IEA, which costs are included within general and administrative expenses, costs of revenue, excluding depreciation and amortization, and other expense. Acquisition and integration costs include i) the costs of integrating acquired entities, such as: employee termination expenses, including employee compensation relating to the elimination of certain positions that were determined to be redundant, and other integration-type costs, including operating cost redundancies, facility consolidation expenses, lease termination expenses, system migration expenses, training and other integration costs, as well as ii) legal, professional and other fees associated with the consummation of these acquisitions, including fees paid in connection with certain transaction-related financing commitments, including bridge financing related to the IEA acquisition. The Company is currently in the process of integrating these acquisitions and expects to incur additional acquisition and integration expenses. Acquisition and integration costs for the three and nine months period ended September 30, 2022 totaled approximately $33.3 million and $59.4 million, respectively, of which $9.2 million and $35.3 million, respectively, was included within general and administrative expenses, and $21.4 million and $2.7 million were included within costs of revenue, excluding depreciation and amortization, and other expense, respectively, for both periods. As of September 30, 2022, approximately $5.6 million was included within current liabilities within the consolidated balance sheets related to such costs.
Q4 2022 Acquisition
IEA Acquisition. On October 7, 2022 (the “Closing Date”), MasTec completed the acquisition of IEA, a leading clean energy and infrastructure services provider with expertise in renewable energy and heavy civil projects, as well as rail and environmental remediation services. The Company expects to include IEA within its Clean Energy and Infrastructure segment. MasTec acquired IEA for an estimated $610 million in cash and approximately 2.8 million shares of MasTec common stock. The 2.8 million shares include an estimated 128,000 shares to be issued upon the exercise of certain IEA warrants, which warrants remained outstanding following the acquisition. If and when the outstanding warrants are exercised, they will be settled with a combination of such shares of the Company’s common stock and cash. The fair value of the 2.7 million shares issued on the Closing Date, based on the market price of MasTec common stock on such date, was approximately $173 million. The $610 million in cash includes an estimate of $2 million related to the exercise of these warrants. The cash portion of the IEA acquisition was funded with borrowings under a new term loan facility. Additionally, the Company also assumed $300 million of IEA’s 6.625% senior unsecured notes in connection with the acquisition of IEA. See Note 7 - Debt for additional information regarding the new term loan facility, debt assumed and a discussion of the related debt exchange transaction. Due to the limited amount of time since this acquisition, the initial purchase accounting is incomplete; therefore, the Company will complete its initial allocation of purchase price to total net assets acquired for the IEA acquisition in the fourth quarter of 2022. Approximately $11 million of acquisition costs associated with the IEA acquisition has been incurred to date, of which $6 million was incurred in the third quarter of 2022.

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
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for mandatorily redeemable non-controlling interests (together, “Earn-outs”), that are contingent upon the acquired business achieving certain levels of earnings in the future. As of September 30, 2022 and December 31, 2021, the estimated fair value of the Company’s Earn-out liabilities totaled $126.6 million and $160.2 million, respectively, of which $13.9 million related to mandatorily redeemable non-controlling interests as of both periods. Earn-out liabilities included within other current liabilities totaled approximately $29.0 million and $38.8 million as of September 30, 2022 and December 31, 2021, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which, as of September 30, 2022, ranged from 12.0% to 16.3%, with a weighted average rate of 12.1% based on the relative fair value of the respective Earn-out liabilities, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of September 30, 2022, the range of potential undiscounted Earn-out liabilities was estimated to be between $11 million and $165 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. Additions from new business combinations for the three and nine month periods ended September 30, 2022 totaled approximately $2.1 million and $3.8 million, respectively. There were no additions from new business combinations for the three month period ended September 30, 2021, and for the nine month period ended September 30, 2021, additions totaled $40.1 million. There were no measurement period adjustments for the three month period ended September 30, 2022, and for the nine month period ended September 30, 2022, measurement period adjustments totaled an increase, net, of approximately $1.5 million and related to a net increase in the Company’s Oil and Gas segment, partially offset by a decrease in its Communications segment. There were no measurement period adjustments in either of the three or nine month periods ended September 30, 2021. For the three and nine month periods ended September 30, 2022, fair value adjustments totaled an increase of approximately $0.1 million and a net decrease of approximately $1.2 million, respectively, and related primarily to the Company’s Communications segment. Fair value adjustments for the three and nine month periods ended September 30, 2021 totaled net decreases of $4.8 million and $14.1 million, respectively, including a $1.0 million decrease related to mandatorily redeemable non-controlling interests for both the three and nine month periods ended September 30, 2021. These fair value adjustments related to decreases in the Company’s Oil and Gas and Clean Energy and Infrastructure segments, partially offset by increases in the Company’s Communications segment. Earn-out payments totaled $11.0 million and $37.8 million for the three and nine month periods ended September 30, 2022, respectively. For the three and nine month periods ended September 30, 2021, Earn-out payments totaled $0.8 million and $47.0 million, respectively, including approximately $2.1 million related to mandatorily redeemable non-controlling interests for the nine month period ended September 30, 2021.
Equity Investments
The Company’s equity investments as of September 30, 2022 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). As of September 30, 2022, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs, nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment (“adjusted cost basis”). As of September 30, 2022 and December 31, 2021, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $300 million and $267 million, respectively. As of both September 30, 2022 and December 31, 2021, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $20 million. There were no impairments related to these investments in any of the three or nine month periods ended September 30, 2022 or 2021.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $5.8 million and $20.8 million for the three and nine month periods ended September 30, 2022, respectively, and totaled $8.3 million and $24.6 million for the three and nine month periods ended September 30, 2021, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $4.4 million and $12.1 million for the three and nine month periods ended September 30, 2022, respectively, and totaled $4.4 million for both the three and nine month periods ended September 30, 2021. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $103.6 million as of September 30, 2022. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $257 million and $216 million as of September 30, 2022 and December 31, 2021, respectively.

The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three and nine month periods ended September 30, 2022, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $13.4 million and $42.0 million, respectively, or $10.1 million and $31.7 million, net of tax, respectively. For the three and nine month periods ended September 30, 2021, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $1.8 million and $14.1 million, respectively, or $1.3 million and $10.7 million, net of tax, respectively.
Other Investments. The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments. As of September 30, 2022 and December 31, 2021, the Company had an aggregate investment of approximately $21 million and $20 million, respectively, in these entities, including $18 million and $17 million for FM Tech, respectively, as of September 30, 2022 and December 31, 2021. For the three month period ended September 30, 2022 the Company made no equity contributions related to its investments in telecommunications entities, and for the nine month period ended September 30, 2022, equity contributions related to these entities totaled approximately $1.1 million. For the three month period ended September 30, 2021, the Company made no equity contributions related to its investments in these entities, and for the nine month period ended September 30, 2021, equity contributions totaled approximately $2.0 million. For the three month period ended September 30, 2022, equity in earnings, net, related to the Company’s proportionate share of income from these telecommunications entities totaled approximately $0.4 million, and for the nine month period ended September 30, 2022 equity in losses, net totaled approximately $0.5 million. For the three month period ended September 30, 2021, equity in earnings, net, from these telecommunications entities totaled approximately $0.6 million, and for the nine month period ended September 30, 2021, equity in losses was de minimis. The difference between the carrying amount of these investments and the Company’s underlying equity in the net assets of the respective entities relates primarily to equity method goodwill associated with assembled workforce for each of these entities.
Certain of these telecommunications entities provide services to MasTec. Expense recognized in connection with services provided by these entities totaled approximately $2.6 million and $5.1 million for the three and nine month periods ended September 30, 2022, respectively, and totaled $3.2 million and $7.3 million for the three and nine month periods ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, related amounts payable to these entities totaled approximately $0.4 million and $0.3 million, respectively. In addition, the Company had an employee leasing arrangement with one of these entities and has advanced certain amounts to these entities. For both the three and nine month periods ended September 30, 2022, advances to these entities totaled approximately $2.0 million. Employee lease expenses and advances to these entities for the three month period ended September 30, 2021 were de minimis, and for the nine month period ended September 30, 2021, amounts advanced totaled $0.2 million. As of September 30, 2022 and December 31, 2021, employee lease and advances receivable totaled approximately $2.5 million and $0.9 million, respectively.

The Company has 49% equity interests in certain entities included within its Communications and Power Delivery segments that are accounted for as equity method investments, for which its aggregate investment as of September 30, 2022 and December 31, 2021 totaled approximately $3 million and $4 million, respectively. For the three and nine month periods ended September 30, 2022, equity in losses, related to these entities totaled approximately $0.1 million and $0.4 million, respectively. Certain of these entities provide construction services to MasTec. Expense recognized in connection with construction services provided by these entities totaled approximately $0.8 million and $5.8 million for the three and nine month periods ended September 30, 2022, respectively. As of September 30, 2022, related amounts payable totaled approximately $0.1 million. In addition, the Company has line of credit arrangements with these entities, which, as of September 30, 2022 and December 31, 2021, provide for up to $4.5 million and $8.5 million, respectively, of borrowing availability, of which $0.5 million and $0.4 million, respectively, was drawn, which amounts are included within other current assets in the consolidated balance sheets.
During the first quarter of 2021, MasTec committed to fund up to $2.5 million for a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer and VIE. As of September 30, 2022, a total of $1.9 million had been funded, of which $0.2 million was funded during the nine month period ended September 30, 2022. For the three and nine month periods ended September 30, 2021, $0.3 million and $1.3 million, respectively, of funding was provided. Equity in losses related to the Company’s proportionate share of this investment was de minimis for the three month period ended September 30, 2022, and totaled $0.3 million for the nine month period ended September 30, 2022. For the three and nine month periods ended September 30, 2021, equity in losses totaled $0.2 million and $0.6 million, respectively. As of September 30, 2022, MasTec had less than a majority of the members on the board of Confluence and determined that it did not have a controlling financial interest, and therefore does not have the power to direct the primary activities that most significantly impact its economic performance, nor is it the primary beneficiary. The Company has the ability to exert significant influence over Confluence, and as a result, accounts for its investment in Confluence as an equity method investment as of September 30, 2022.
The Company has certain equity investments in American Virtual Cloud Technologies, Inc. (“AVCT”), a publicly-traded company in which the Company currently has no active involvement. The Company’s investments in AVCT are included within other current assets in its consolidated financial statements, and include shares of AVCT common stock, which are equity securities, and warrants for the purchase of AVCT common stock, which are derivative financial instruments. Previously, the Company’s investment in AVCT included debentures that were convertible into shares of AVCT common stock, which were available-for-sale securities. In the third quarter of 2021, the Company’s investment in AVCT convertible debentures was automatically converted into shares of AVCT common stock. As of September 30, 2022 and December 31, 2021, the Company’s ownership interest in AVCT’s common stock totaled approximately 1% and 3%, respectively, and its aggregate ownership interest, assuming the exercise of all legally exercisable warrants into AVCT common stock, totaled approximately 1% and 6%, respectively.
As of September 30, 2022 and December 31, 2021, the aggregate fair value of the Company’s investments in AVCT approximated $1 million and $8 million, respectively, with an aggregate cost approximating $6 million as of both periods. Unrealized fair value measurement activity related to the AVCT securities, which is based on the market price of its securities, a Level 1 input, and is recorded within other income or expense, net, totaled losses of approximately $0.1 million and $7.2 million, respectively, for the three and nine month periods ended September 30, 2022. For both the three and nine month periods ended September 30, 2021, unrealized fair value measurement losses, net, totaled approximately $7.6 million, primarily related to the AVCT shares. In the third quarter of 2021, in conjunction with the automatic conversion of the AVCT convertible debentures into shares of AVCT common stock, the Company reclassified a gain of $0.7 million from other comprehensive income to other income, net. For the three and nine month periods ended September 30, 2021, unrealized fair value measurement activity related to the AVCT convertible debentures, which were recognized within other comprehensive income, totaled losses of approximately $2.4 million and $1.1 million, respectively, or $1.8 million and $0.8 million, net of tax, respectively.
Senior Notes
As of both September 30, 2022 and December 31, 2021, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600 million, and their estimated fair value, based on an exit price approach using Level 1 inputs, totaled $522.0 million and $619.5 million, respectively.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	September 30, 2022	December 31, 2021
Contract billings	$1,065.6	$1,027.1
Less allowance	(8.1)	(7.8)
Accounts receivable, net of allowance	$1,057.5	$1,019.3

Retainage	277.1	296.8
Unbilled receivables	1,340.3	931.1
Contract assets	$1,617.4	$1,227.9
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). The increase in unbilled receivables as of September 30, 2022 was driven primarily by ordinary course project activity associated with higher levels of revenue in our Power Delivery and Communications segments. For the nine month period ended September 30, 2022, provisions for credit losses totaled $0.7 million, and for the nine month period ended September 30, 2021, provisions for credit losses totaled a recovery of $11.0 million resulting from successful collection of previously reserved amounts. Impairment losses on contract assets were not material in either period.
Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $249.7 million and $314.0 million as of September 30, 2022 and December 31, 2021, respectively, of which deferred revenue comprised approximately $240.8 million and $296.1 million, respectively. The decrease in contract liabilities as of September 30, 2022 was driven primarily by timing of billings for projects in our Clean Energy and Infrastructure, Power Delivery and Communications segments. For the three and nine month periods ended September 30, 2022, the Company recognized revenue of approximately $22.2 million and $268.0 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2021, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $2.4 million and $0.8 million for the three month periods ended September 30, 2022 and 2021, respectively, and totaled $4.9 million and $2.3 million, respectively, for the nine month periods ended September 30, 2022 and 2021.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	September 30, 2022	December 31, 2021
Land	$55.8	$40.0
Buildings and leasehold improvements	86.1	94.1
Machinery and equipment	2,677.9	2,411.0
Office furniture and equipment	281.4	262.6
Construction in progress	79.9	32.7
Total property and equipment	$3,181.1	$2,840.4
Less accumulated depreciation and amortization	(1,593.0)	(1,404.3)
Property and equipment, net	$1,588.1	$1,436.1
The gross amount of capitalized internal-use software, which is included within office furniture and equipment, totaled $183.6 million and $176.4 million as of September 30, 2022 and December 31, 2021, respectively. Capitalized internal-use software, net of accumulated amortization, totaled $40.4 million and $43.9 million as of September 30, 2022 and December 31, 2021, respectively.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2022	December 31, 2021
Senior credit facility:	November 1, 2026
Revolving loans		$920.5	$772.3
Term loan		350.0	350.0
4.50% Senior Notes	August 15, 2028	600.0	600.0
Finance lease and other obligations		370.3	310.3
Total debt obligations		$2,240.8	$2,032.6
Less unamortized deferred financing costs		(16.5)	(18.5)
Total debt, net of deferred financing costs		$2,224.3	$2,014.1
Current portion of long-term debt		156.8	137.9
Long-term debt		$2,067.5	$1,876.2
Senior Credit Facility
The Company has a senior unsecured credit facility (the “Credit Facility”), which was amended on September 1, 2022. The amendment, among other changes, increased the Company’s aggregate borrowing commitments under the Credit Facility from approximately $2.0 billion to $2.25 billion, which amount is composed of $1.9 billion of revolving commitments, an increase of $250 million from the previous Credit Facility, and a term loan with an original principal amount of $350 million (the “Term Loan”). The amendment also released the guarantees that existed under the previous Credit Facility and removed the requirement that certain subsidiaries of the Company guarantee the obligations thereunder. The other terms and conditions of the Credit Facility remain substantially the same. Additionally, the amendment eliminated the use of London Interbank Offered Rate (“LIBOR”) as a basis to determine certain interest rates and transitioned to the Secured Overnight Financing Rate (“SOFR”) for such purposes. Obligations under the Credit Facility are not secured. Borrowings under the amended Credit Facility will be used for working capital requirements, capital expenditures and other corporate purposes, including acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements.
Outstanding revolving loans and the Term Loan under the amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR, as defined in the amended Credit Facility, plus a margin of 1.125% to 1.625%, or (b) a Base Rate, as defined in the amended Credit Facility, plus a margin of 0.125% to 0.625%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the amended Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.00%.
The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million commencing in March 2023, which quarterly installments increase to approximately $4.4 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments.

As of September 30, 2022 and December 31, 2021, outstanding revolving loans, which included $0.5 million and $32.3 million, respectively, of borrowings denominated in foreign currencies, accrued interest at weighted average rates of approximately 4.30% and 2.32% per annum, respectively. The Term Loan accrued interest at rates of 4.51% and 1.35% as of September 30, 2022 and December 31, 2021, respectively. Letters of credit of approximately $145.0 million and $166.3 million were issued as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, letter of credit fees accrued at 0.5625% and 0.4375%, respectively, per annum for performance standby letters of credit, and accrued at 1.375% and 1.250%, respectively, per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2022 and December 31, 2021, availability for revolving loans totaled $834.5 million and $711.5 million, respectively, or up to $505.0 million and $483.7 million, respectively, for new letters of credit. Revolving loan borrowing capacity included $149.5 million and $267.7 million of availability in either Canadian dollars or Mexican pesos as of September 30, 2022 and December 31, 2021, respectively. The unused facility fee as of September 30, 2022 and December 31, 2021 accrued at a rate of 0.200% and 0.175%, respectively, per annum.
Other Credit Facilities
The Company has other credit facilities that support: (i) the working capital requirements of its foreign operations and (ii) certain letter of credit issuances. There were no outstanding borrowings under the Company’s other credit facilities as of September 30, 2022 or December 31, 2021. Additionally, the Company has a separate credit facility, under which it may issue performance standby letters of credit.  As of September 30, 2022 and December 31, 2021, letters of credit issued under this facility totaled $17.4 million and $22.2 million, respectively, which accrued fees at 0.75% and 0.40% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
4.50% Senior Notes
The Company has $600.0 million aggregate principal amount of 4.50% senior unsecured notes due August 15, 2028 (the “4.50% Senior Notes”). Pursuant to the terms of the indenture governing the Company’s 4.50% Senior Notes, the existing guarantees on the 4.50% Senior Notes were released substantially concurrent with the September 1, 2022 amendment to the Credit Facility, which, as discussed above, released the guarantors under the previous Credit Facility. Prior to the amendment, the 4.50% Senior Notes were fully and unconditionally guaranteed on a senior unsecured, joint and several basis by certain of the Company’s wholly-owned domestic restricted subsidiaries. Additionally, the indenture that governs the Company’s 4.50% Senior Notes contains a provision whereby certain restrictions that generally limit the ability of the Company and certain of its subsidiaries to (i) pay dividends, (ii) acquire shares of capital stock and (iii) make certain investments, are permanently terminated upon the Company’s 4.50% Senior Notes receiving “investment grade” ratings by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. In the first quarter of 2022, the Company’s 4.50% Senior Notes received such investment grade ratings, and, as a result, the aforementioned restrictions were permanently terminated. The other terms and conditions of the 4.50% Senior Notes remain unchanged.
Additional Information
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $7.0 million and $11.7 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 - Debt in the Company’s 2021 Form 10-K.
IEA Acquisition Financing and Acquired Debt
New Term Loan Facility. The IEA acquisition, which was completed in October 2022, was funded with the New Term Loan Facility (as defined below). On September 1, 2022, the Company entered into a new unsecured delayed draw term loan agreement (the “New Term Loan Facility”), which provided for $700.0 million in delayed draw term loan commitments (the “Term Loan Commitments”), composed of $400.0 million in principal amount of three-year commitments (the “Three-Year Tranche”) and $300.0 million in principal amount of five-year commitments (the “Five-Year Tranche”). The Term Loan Commitments were drawn on October 7, 2022, the Closing Date of the IEA acquisition. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net for additional information related to the IEA acquisition. The Company incurred approximately $2.0 million of debt issuance costs in connection with the New Term Loan Facility as of November 1, 2022, which costs will be amortized over the respective terms of the Three- and Five-Year Tranches.
The Three-Year Tranche will mature on October 7, 2025, the three-year anniversary of the Closing Date, and the Five-Year Tranche will mature on October 7, 2027, the five-year anniversary of the Closing Date. Loans under the Three-Year Tranche are not subject to amortization. Loans under the Five-Year Tranche will be amortized in quarterly principal installments, subject to the application of certain prepayments in accordance with the terms of the New Term Loan Facility. Quarterly installments under the Five-Year Tranche of $3.75 million will commence on March 31, 2024 and will increase to $7.5 million on March 31, 2026, until maturity.
Outstanding loans under the Three-Year Tranche bear interest, at the Company’s option, at a rate equal to either (a) Term Secured Overnight Financing Rate (“SOFR”), as defined in the New Term Loan Facility, plus a margin of 1.125% to 1.500%, or (b) a Base Rate, as defined below, plus a margin of 0.125% to 0.500%. Outstanding loans under the Five-Year Tranche bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR plus a margin of 1.250% to 1.625%, or (b) a Base Rate, plus a margin of 0.250% to 0.625%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the New Term Loan Facility, plus 0.50%, (ii) Bank of America’s prime rate and (iii) Term SOFR plus 1.00%. In each of the foregoing cases, the applicable margin is based on the Company’s Consolidated Leverage Ratio and Debt Rating, each as defined in the New Term Loan Facility, as of the then most recent fiscal quarter.
The obligations under the New Term Loan Facility are not guaranteed and are not secured by any assets of the Company or any of its subsidiaries. The New Term Loan Facility requires the Company to maintain a Consolidated Leverage Ratio, as defined in the New Term Loan Facility, of not more than 3.50 as of the end of any fiscal quarter (subject to the Acquisition Adjustment described below). The New Term Loan Facility also requires the Company to maintain a Consolidated Interest Coverage Ratio, as defined in the Amended Credit Facility, of at least 3.00. The New Term Loan Facility provides that, for purposes of calculating the Consolidated Leverage Ratio, funded indebtedness excludes undrawn standby performance letters of credit included in the calculation of Consolidated Funded Indebtedness (as defined in the New Term Loan Facility). Additionally, notwithstanding the terms discussed above, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $100 million occurs during a fiscal quarter, the Consolidated Leverage Ratio may be temporarily increased to up to 4.00 during such fiscal quarter and the subsequent four fiscal quarters (the “Acquisition Adjustment”). Such right may be exercised no more than two times during the term of the New Term Loan Facility. Subject to customary exceptions, the New Term Loan Facility limits the borrowers’ ability to engage in certain activities, including but not limited to acquisitions, mergers and consolidations, debt incurrence, investments, asset sales, debt prepayments, lien incurrence and the making of distributions on or repurchases of capital stock. However, distributions payable solely in capital stock are permitted. The New Term Loan Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts.
Bridge Term Loan Facility. The Company incurred approximately $2.7 million of fees and expenses in the third quarter of 2022 in connection with commitments for a bridge term loan facility, which commitments were subsequently terminated in connection with the New Term Loan Facility, which costs are reflected as acquisition and integration costs within other expense.
IEA 6.625% Senior Notes. Upon consummation of the October 2022 acquisition of IEA, the Company assumed $300 million of 6.625% senior unsecured notes that mature on August 15, 2029 (the “6.625% IEA Senior Notes”) and that were issued by IEA Energy Services LLC (the “IEA Issuer”), a wholly-owned subsidiary of IEA, in a private placement pursuant to an indenture, dated as of August 17, 2021 (the “IEA Senior Notes Indenture”), by and among the IEA Issuer, the IEA Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. Prior to the acquisition of IEA by MasTec, the 6.625% IEA Senior Notes were guaranteed by the IEA Guarantors. Effective October 7, 2022, concurrent with the acquisition of IEA and the repayment in full and termination of IEA’s credit facility, which resulted in the release of such guarantors under the prior credit facility, the IEA Guarantors of the 6.625% IEA Senior Notes were automatically and unconditionally released and discharged from their obligations under the IEA Senior Notes Indenture. The 6.625% IEA Senior Notes will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company’s subsidiaries and will be effectively subordinated to any secured indebtedness of the IEA Issuer, to the extent of the value of the collateral securing such indebtedness. Interest on the 6.625% IEA Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. On October 26, 2022, approximately $74.9 million in principal amount of the 6.625% IEA Senior Notes were exchanged for the same principal amount of MasTec’s 6.625% senior unsecured notes that mature on August 15, 2029 (the “6.625% MasTec Senior Notes”) in a private exchange offer and consent solicitation to certain holders of 6.625% IEA Senior Notes. See discussion of exchange offer and 6.625% MasTec Senior Notes below.
At any time prior to August 15, 2024, the IEA Issuer may redeem some or all of the 6.625% IEA Senior Notes at a price equal to 100% of the principal amount of the 6.625% IEA Senior Notes, plus a “make-whole premium,” together with accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to August 15, 2024, the IEA Issuer may redeem up to 40% of the original principal amount of the 6.625% IEA Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.625% of the principal amount of the 6.625% IEA Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the right of holders of notes on the relevant record date to receive interest due on the relevant interest payment date. On or after August 15, 2024, the 6.625% IEA Senior Notes are subject to redemption at any time and from time to time at the option of the IEA Issuer, in whole or in part, at specified redemption prices, expressed as percentages of principal amount, of 103.3% declining over a two-year period to 100.0%, subject to the right of holders of notes on the relevant record date to receive interest due on the relevant interest payment date.
The terms of the 6.625% IEA Senior Notes Indenture, among other things, limit the IEA Issuer’s ability to incur additional indebtedness; pay dividends or make other restricted payments; make loans and investments; incur liens; sell assets; enter into affiliate transactions; enter into certain sale and leaseback transactions; enter into agreements restricting the IEA Issuer’s subsidiaries’ ability to pay dividends; and merge, consolidate or amalgamate or sell all or substantially all of its property, subject to certain thresholds and exceptions. Certain of such limitations are suspended for so long as the 6.625% IEA Senior Notes are rated “investment grade” by at least two nationally recognized statistical rating agencies, subject to certain conditions. In October 2022, following the acquisition of IEA by MasTec, the 6.625% IEA Senior Notes were rated as investment grade by at least two nationally recognized ratings agencies and, as a result, the aforementioned covenants were suspended.
The 6.625% IEA Senior Notes Indenture provides for customary events of default which include, subject in certain cases to customary grace and cure periods, among others, nonpayment of principal or interest; breach of other covenants or agreements in the 6.625% IEA Senior Notes Indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.
Exchange Offer and 6.625% MasTec Senior Notes. In August 2022, in connection with the Company’s previously announced agreement to acquire IEA, MasTec commenced a private exchange offer and consent solicitation to certain holders of the 6.625% IEA Senior Notes for up to an aggregate principal amount of $300.0 million of 6.625% MasTec Senior Notes, conditioned upon completion of the IEA acquisition. On October 26, 2022, approximately $74.9 million in principal amount of 6.625% IEA Senior Notes were exchanged for the same principal amount of 6.625% MasTec Senior Notes. The 6.625% MasTec Senior Notes are senior unsecured notes that mature on August 15, 2029. Interest on the 6.625% MasTec Senior Notes is payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2023. The 6.625% MasTec Senior Notes will accrue interest from and including August 15, 2022, such that a tendering holder will receive the same interest payment it would have received had its 6.625% IEA Senior Notes not been tendered in the exchange offer. In connection with the consent solicitation, the Company paid a consent payment to holders of the 6.625% IEA Senior Notes that consented to the changes to the IEA Senior Notes Indenture proposed in such consent solicitation in the amount of $2.50 in cash for each $1,000 principal amount tendered.
The 6.625% MasTec Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 6.625% MasTec Senior Notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of the subsidiaries of the Company, including trade payables and the 6.625% IEA Senior Notes.
On or after August 15, 2024, the Company has the option, at any time and from time to time, to redeem all or a portion of the 6.625% MasTec Senior Notes at the redemption prices specified in the indenture that governs the 6.625% MasTec Senior Notes (the “6.625% MasTec Senior Notes Indenture”), plus accrued and unpaid interest, if any, to, but not including, the redemption date, subject to the right of holders of notes on the relevant record date to receive interest due on the relevant interest payment date. In addition, at any time prior to August 15, 2024, the Company may redeem all or a part of the 6.625% MasTec Senior Notes at a redemption price equal to 100% of the principal amount of the 6.625% MasTec Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, subject to the right of holders of notes on the relevant record date to receive interest due on the relevant interest payment date, plus a “make-whole” premium. Further, prior to August 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 6.625% MasTec Senior Notes using the net cash proceeds of certain equity offerings, at a redemption price equal to 106.625% of the principal amount of the 6.625% MasTec Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but not including the date of redemption, subject to the right of holders of notes on the relevant record date to receive interest due on the relevant interest payment date, subject to certain conditions.
If the Company undergoes a Change of Control, as defined in the 6.625% MasTec Senior Notes Indenture, the Company must make an offer to repurchase all of the 6.625% MasTec Senior Notes then outstanding at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
The 6.625% MasTec Senior Notes Indenture, among other things, generally limits the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to (i) create certain liens and (ii) effect mergers, consolidate or transfer all or substantially all of the Company’s assets, subject to certain thresholds and exceptions. The 6.625% MasTec Senior Notes Indenture provides for customary events of default, which include, subject, in certain cases, to customary grace and cure periods, among others, nonpayment of principal or interest; breach of other covenants or agreements in the 6.625% MasTec Senior Notes Indenture; failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing, the trustee or holders of at least 30% of the 6.625% MasTec Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all of the 6.625% MasTec Senior Notes immediately due and payable. The Company incurred approximately $2 million of fees and expenses in connection with the debt exchange, which amount will be reflected as expense, primarily in the fourth quarter of 2022.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. As of September 30, 2022, the Company’s leases have remaining lease terms of up to ten years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of September 30, 2022 and December 31, 2021 totaled $624.6 million and $653.5 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $458.5 million and $468.5 million as of September 30, 2022 and December 31, 2021, respectively. Depreciation expense associated with finance leases totaled $22.8 million and $21.1 million for the three month periods ended September 30, 2022 and 2021, respectively, and totaled $63.2 million and $58.8 million for the nine month periods ended September 30, 2022 and 2021, respectively.
Operating Leases
Operating lease additions for the three month periods ended September 30, 2022 and 2021 totaled $12.7 million and $3.9 million, respectively, and for the nine month periods ended September 30, 2022 and 2021, totaled $58.1 million and $89.2 million, respectively. Acquisition-related lease additions totaled $74.6 million for the nine month period ended September 30, 2021.
For the three month periods ended September 30, 2022 and 2021, rent expense for leases that have terms in excess of one year totaled approximately $30.6 million and $26.1 million, respectively, of which $2.3 million and $2.4 million, respectively, represented variable lease costs. For the nine month periods ended September 30, 2022 and 2021, rent expense for such leases totaled approximately $98.5 million and $81.6 million, respectively, of which $7.8 million and $7.5 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $98.8 million and $158.3 million for the three month periods ended September 30, 2022 and 2021, respectively, and totaling approximately $258.1 million and $399.2 million for the nine month periods ended September 30, 2022 and 2021, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.

Additional Lease Information
Future minimum lease commitments as of September 30, 2022 were as follows (in millions):

	Finance Leases	Operating Leases
2022, remaining three months	$43.8	$22.9
2023	141.6	83.2
2024	97.1	65.8
2025	63.9	42.6
2026	16.9	27.0
Thereafter	0.6	28.0
Total minimum lease payments	$363.9	$269.5
Less amounts representing interest	(18.5)	(15.9)
Total lease obligations, net of interest	$345.4	$253.6
Less current portion	146.2	85.1
Long-term portion of lease obligations, net of interest	$199.2	$168.5
As of September 30, 2022, finance leases had a weighted average remaining lease term of 2.8 years with a weighted average discount rate of 3.6%, and non-cancelable operating leases had a weighted average remaining lease term of 4.2 years with a weighted average discount rate of 2.9%. As of September 30, 2022, future lease obligations for leases that had not yet commenced totaled approximately $23.1 million. These leases commence in 2022 with lease terms ranging from 4 years to 11 years.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of September 30, 2022, there were approximately 3,428,000 shares available for future grant. Non-cash stock-based compensation expense under all plans totaled $5.7 million and $6.1 million for the three month periods ended September 30, 2022 and 2021, respectively, and totaled $18.9 million and $17.7 million for the nine month periods ended September 30, 2022 and 2021, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $0.9 million and $1.2 million for the three month periods ended September 30, 2022 and 2021, respectively. For the nine month periods ended September 30, 2022 and 2021, such income tax benefits totaled $4.3 million and $3.4 million, respectively, including tax benefits related to the vesting of share-based payment awards totaling $0.9 million and $0.2 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of September 30, 2022, total unearned compensation related to restricted shares was approximately $38.9 million, which amount is expected to be recognized over a weighted average period of approximately 1.9 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $0.3 million for both the three month periods ended September 30, 2022 and 2021, and totaled $19.5 million and $11.6 million for the nine month periods ended September 30, 2022 and 2021, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2021	1,748,685	$43.73
Granted	221,525	84.36
Vested	(232,408)	47.81
Canceled/forfeited	(75,225)	43.84
Non-vested restricted shares, as of September 30, 2022	1,662,577	$48.57
(a)    Includes 2,150 and 1,300 restricted stock units as of September 30, 2022 and December 31, 2021, respectively.
Employee Stock Purchase Plans
The Company has certain employee stock purchase plans (collectively, “ESPPs”), under which shares of the Company’s common stock are available for purchase by eligible participants. Under the ESPPs, eligible participants are permitted to purchase MasTec, Inc. common stock at 85% of the fair market value of the shares on the date of purchase, which occurs on the last trading day of each two week offering period. At the Company’s discretion, share purchases may be satisfied by delivering either newly issued common shares, or common shares reacquired on the open market or in privately negotiated transactions.

For the three month periods ended September 30, 2022 and 2021, 25,495 shares and 21,636 shares, respectively, were purchased by participants under the Company’s ESPPs for $1.7 million and $1.8 million, respectively, and for the nine month periods ended September 30, 2022 and 2021, 82,121 shares and 60,669 shares, respectively, were purchased for $5.3 million and $5.0 million, respectively. All shares purchased by participants under the Company’s ESPPs for the three and nine month periods ended September 30, 2022 and 2021 were reacquired by the Company on the open market. Compensation expense associated with the Company’s ESPPs totaled approximately $0.3 million for both the three month periods ended September 30, 2022 and 2021, and totaled approximately $1.0 million and $0.9 million for the nine month periods ended September 30, 2022 and 2021, respectively.
Note 10 – Other Retirement Plans
Multiemployer Plans. Certain of MasTec’s subsidiaries contribute amounts to multiemployer pension and other multiemployer benefit plans and trusts (“MEPPs”). Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and are assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans and the related number of employees covered by these plans for the periods indicated were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended September 30:
2022	6,774	7,136	$23.0	$14.5	$37.5
2021	5,116	6,979	$36.9	$11.7	$48.6
For the Nine Months Ended September 30:
2022	6,601	7,136	$62.3	$41.6	$103.9
2021	2,412	6,979	$81.1	$21.9	$103.0
The fluctuations in the number of employees covered under multiemployer plans and associated contributions in the table above related primarily to the timing of activity for the Company’s union resource-based projects. For the three and nine month periods ended September 30, 2022, multiemployer plan activity was driven primarily by acquisition-related project work within the Company’s Power Delivery operations, and, to a lesser extent, its Oil and Gas operations, whereas for the three and nine month periods ended September 30, 2021, activity was driven primarily by project work within the Company’s Oil and Gas operations, and to a lesser extent, its Power Delivery operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The Company’s share repurchase programs do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. There were no share repurchases under the Company’s share repurchase programs for the three month period ended September 30, 2022, and for the nine month period ended September 30, 2022, the Company repurchased 1.1 million shares of its common stock for an aggregate purchase price of approximately $81.3 million. Of the total repurchased shares, 0.1 million were repurchased in the first quarter of 2022 for $8.6 million under the Company’s December 2018 $100 million share repurchase program, which completed the program. The remaining 1.0 million shares were repurchased for $72.7 million under the Company’s March 2020 $150 million share repurchase program. There were no share repurchases under the Company’s share repurchase programs in either of the three or nine month periods ended September 30, 2021. As of September 30, 2022, $77.3 million was available for future share repurchases under the Company’s March 2020 share repurchase program.
The Company may use either authorized or unissued shares or treasury shares to meet its share issuance requirements. During the second quarter of 2022, the Company reissued 0.1 million shares of its treasury stock with a cost basis of $4.3 million in settlement of certain Additional Payments in connection with an acquisition. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net, for additional information.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, for the three and nine month periods ended September 30, 2022 and 2021 relates to the Company’s operations in Canada and Mexico. Unrealized investment activity, for the three and nine month periods ended September 30, 2022 relates to unrealized gains associated with the Waha JV interest rate swaps. For the three and nine month periods ended September 30, 2021, unrealized investment activity, net, includes unrealized gains on the Waha JV swaps and unrealized losses on the AVCT convertible debentures prior to their conversion in the third quarter of 2021. The net unrealized gain on the AVCT convertible debentures was reclassified into other income, net, in the third quarter of 2021 in conjunction with the conversion into shares of AVCT common stock. See Note 4 - Fair Value of Financial Instruments for additional information related to the Waha JV swaps and the AVCT convertible debentures.

Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended September 30, 2022 and 2021, the Company’s consolidated effective tax rates were 18.4% and 19.7%, respectively, and for the nine month periods ended September 30, 2022 and 2021, were a benefit of 0.2% and an expense of 24.8%, respectively. The Company’s effective tax rate for the nine month period ended September 30, 2022 included a benefit related to adjustments resulting from finalization of the Company’s 2021 tax returns, a tax benefit related to the vesting of share-based payment awards, and a benefit from the true-up of certain prior year non-deductible expenses. For the nine month period ended September 30, 2021, the Company’s effective tax rate included a benefit related to adjustments resulting from finalization of the Company’s 2020 tax returns, offset, in part, by the tax effect of certain non-deductible share-based compensation.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2022	2021	2022	2021
Communications (a)	$888.9	$670.3	$2,375.1	$1,869.3
Clean Energy and Infrastructure	563.2	518.4	1,493.5	1,350.3
Oil and Gas	375.8	858.4	927.9	2,205.3
Power Delivery	688.4	365.3	1,985.4	731.4
Other	—	0.0	—	0.0
Eliminations	(2.8)	(8.1)	(12.2)	(13.9)
Consolidated revenue	$2,513.5	$2,404.3	$6,769.7	$6,142.4
(a)    Revenue generated primarily by utilities customers represented 21.8% and 22.2% of Communications segment revenue for the three month periods ended September 30, 2022 and 2021, respectively, and represented 23.7% and 21.0% for the nine month periods ended September 30, 2022 and 2021, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA:	2022	2021	2022	2021
Communications	$109.9	$71.6	$234.5	$193.1
Clean Energy and Infrastructure	24.6	13.8	30.2	40.2
Oil and Gas	49.2	170.6	133.4	476.2
Power Delivery	63.1	34.9	150.6	47.8
Other	5.6	7.5	20.0	23.3
Corporate	(45.9)	(26.6)	(131.2)	(86.3)
Consolidated EBITDA	$206.5	$271.8	$437.5	$694.3
For the three month period ended September 30, 2022, Communications, Oil and Gas, Power Delivery and Corporate EBITDA included $0.5 million, $1.1 million, $20.4 million and $11.2 million, respectively, of acquisition and integration costs related to the Company’s recent acquisitions, and for the nine month period ended September 30, 2022, included $2.4 million, $4.5 million, $34.5 million and $18.0 million, respectively, of such costs. For the three and nine month periods ended September 30, 2022, Corporate EBITDA included fair value losses related to an investment of $0.1 million and $7.2 million, respectively. For both the three and nine month periods ended September 30, 2021, Corporate EBITDA included fair value losses of $6.9 million related to this investment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Depreciation and Amortization:	2022	2021	2022	2021
Communications	$32.5	$26.4	$92.1	$72.0
Clean Energy and Infrastructure	12.4	13.0	35.5	31.1
Oil and Gas	34.1	55.5	97.9	163.8
Power Delivery	37.7	21.1	110.1	41.3
Other	—	0.0	—	0.0
Corporate	2.6	2.7	9.1	8.5
Consolidated depreciation and amortization	$119.3	$118.7	$344.7	$316.7

Assets:	September 30, 2022	December 31, 2021 (a)
Communications	$2,436.6	$2,100.9
Clean Energy and Infrastructure	1,047.6	1,067.0
Oil and Gas	1,575.8	1,527.6
Power Delivery	2,033.4	2,017.2
Other	287.4	238.1
Corporate	94.9	170.6
Consolidated segment assets	$7,475.7	$7,121.4
(a)     Segment assets as of December 31, 2021 were recast during the first quarter of 2022 to conform with the change in segment reporting for the HMG acquisition, the effect of which was a decrease in Power Delivery segment assets of $192.2 million, an increase in Communications and Oil and Gas segment assets of $69.4 million and $77.0 million, respectively, and an increase in Corporate assets of $45.8 million.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA Reconciliation:	2022	2021	2022	2021
Income before income taxes	$60.3	$140.0	$30.5	$338.3
Plus:
Interest expense, net	26.9	13.1	62.3	39.4
Depreciation	91.3	95.4	263.5	262.1
Amortization of intangible assets	28.0	23.4	81.2	54.5
Consolidated EBITDA	$206.5	$271.8	$437.5	$694.3
Foreign Operations and Other. MasTec operates primarily in the United States and Canada, and, to a far lesser extent, in Mexico, the Caribbean and India. Revenue derived from U.S. operations totaled $2.5 billion and $2.4 billion for the three month periods ended September 30, 2022 and 2021, respectively, and totaled $6.6 billion and $6.0 billion for the nine month periods ended September 30, 2022 and 2021, respectively.

Revenue derived from foreign operations totaled $49.4 million and $40.8 million for the three month periods ended September 30, 2022 and 2021, respectively, and totaled $125.2 million and $120.7 million for the nine month periods ended September 30, 2022 and 2021, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Oil and Gas segment, and, to a lesser extent, from the Company’s operations in Mexico. Long-lived assets held in the U.S. included property and equipment, net, of $1.6 billion and $1.4 billion as of September 30, 2022 and December 31, 2021, respectively, and for the Company’s businesses in foreign countries, totaled $22.1 million and $24.5 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $2.1 billion as of both September 30, 2022 and December 31, 2021, and for the Company’s businesses in foreign countries, totaled approximately $36.7 million and $43.8 million as of September 30, 2022 and December 31, 2021, respectively. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of September 30, 2022 and December 31, 2021, amounts due from customers from which foreign revenue was derived accounted for approximately 1% and 2%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. Revenue from governmental entities for the three and nine month periods ended September 30, 2022 totaled approximately 6% and 7%, respectively, of total revenue, and for both the three and nine month periods ended September 30, 2021, totaled approximately 5% of total revenue, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
For the three and nine month periods ended September 30, 2022, no customer represented greater than 10% of the Company’s total consolidated revenue. For the three and nine month periods ended September 30, 2021, revenue from Enbridge, Inc. represented 21% and 19%, respectively, of the Company’s total consolidated revenue. The Company’s relationship with Enbridge, Inc. is based upon various construction contracts for pipeline activities, for which the related revenue is included within the Oil and Gas segment.
Note 14 – Commitments and Contingencies
MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business, including project contract price disputes, other project-related liabilities and acquisition purchase price disputes. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. The outcome of such cases, claims and disputes cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In the third quarter of 2021, a settlement was finalized in favor of MasTec for approximately $25 million, of which $6 million, net of related settlement costs, is reflected within other current assets as of September 30, 2022. Net of legal and other costs incurred, the Company recorded $5 million of other income related to this settlement in the third quarter of 2021.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investment and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2022 and December 31, 2021, there were $162.4 million and $188.5 million, respectively, of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit as of September 30, 2022.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2022 and December 31, 2021, outstanding performance and payment bonds approximated $2,351.7 million and $2,155.2 million, respectively, and estimated costs to complete projects secured by these bonds totaled $775.0 million and $768.8 million, respectively. Included in these balances as of both September 30, 2022 and December 31, 2021 are $115.0 million of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests ranging from 30% to 50% in three civil construction projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of September 30, 2022, the Company was not aware of material future claims against it in connection with these arrangements. Included in the Company’s cash balances as of September 30, 2022 and December 31, 2021 are amounts held by entities that are proportionately consolidated totaling $15.1 million and $14.6 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.

The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance companies, which reimburse claims up to the applicable insurance limits. Cash balances held by the Company’s captive insurance companies, which totaled approximately $0.3 million as of both September 30, 2022 and December 31, 2021, are generally not available for use in the Company’s other operations.
As of September 30, 2022 and December 31, 2021, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to its insurance policies, totaled $178.8 million and $189.8 million, respectively, of which $107.4 million and $126.5 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.2 million as of both September 30, 2022 and December 31, 2021.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $103.0 million and $125.7 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, outstanding surety bonds related to self-insurance programs amounted to $110.9 million and $52.9 million, respectively.
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
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of September 30, 2022, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans. In connection with the HMG acquisition, the Company assumed an obligation related to HMG’s 2016 withdrawal from a multiemployer pension plan, under which HMG was obligated to make quarterly payments of approximately $74,000 through 2036. As of September 30, 2022 and December 31, 2021, a withdrawal liability of approximately $3.3 million and $3.4 million, respectively, was recorded within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets related to this obligation. In October 2022, the Company reached an agreement with the related pension fund, and paid $2.8 million in full settlement of this liability.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both September 30, 2022 and December 31, 2021, the Company had accrued project close-out liabilities of approximately $40 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. For the nine month period ended September 30, 2022, the Company had approximately 1290 customers. As of September 30, 2022 and December 31, 2021, there were no customers that represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. For the three month periods ended September 30, 2022 and 2021, the Company derived approximately 41% and 58%, respectively, of its revenue from its top ten customers, and derived 42% and 56% for the nine month periods ended September 30, 2022 and 2021, respectively.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing, business development and administrative activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended September 30, 2022 and 2021, such payments to related party entities totaled approximately $8.0 million and $20.7 million, respectively, and for the nine month periods ended September 30, 2022 and 2021, totaled approximately $22.7 million and $71.8 million, respectively. Payables associated with such arrangements totaled approximately $2.5 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively. Revenue from such related party arrangements totaled approximately $2.4 million and $0.8 million for the three month periods ended September 30, 2022 and 2021, respectively, and totaled approximately $7.4 million and $2.9 million for the nine month periods ended September 30, 2022 and 2021, respectively. Related amounts receivable, net, totaled approximately $2.2 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. For the three and nine month periods ended September 30, 2022, MasTec paid CCI $1.1 million and $2.9 million, respectively, related to this activity, and for the three and nine month periods ended September 30, 2021, paid approximately $8.0 million and $18.6 million, net of rebates, respectively. Amounts payable to CCI totaled approximately $1.1 million and $0.8 million as of September 30, 2022 and December 31, 2021, respectively. The Company has also rented equipment to CCI. Revenue from equipment rentals to CCI totaled approximately $0.2 million for both the three and nine month periods ended September 30, 2022, and such revenue was de minimis for the three and nine month periods ended September 30, 2021. As of September 30, 2022, related amounts receivable totaled $0.1 million, and as of December 31, 2021, there were no amounts receivable.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended September 30, 2022 and 2021, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $0.1 million and $41.1 million, respectively, and for the nine month periods ended September 30, 2022 and 2021, incurred subcontracting expenses of approximately $0.2 million and $86.9 million, respectively. As of September 30, 2022 and December 31, 2021, related amounts payable totaled approximately $0.1 million and $0.5 million, respectively.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For the three month periods ended September 30, 2022 and 2021, MasTec paid approximately $0.7 million and $0.6 million, respectively, related to this leasing arrangement, and paid approximately $1.9 million for both the nine month periods ended September 30, 2022 and 2021.
MasTec has performed construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Services provided by MasTec have included the construction of a soccer facility and stadium as well as wireless infrastructure services. MasTec may perform additional construction services for the Franchise in the future. Payments for other expenses related to the Franchise for both the three month periods ended September 30, 2022 and 2021 totaled approximately $0.1 million, and totaled approximately $0.4 million and $0.3 million for the nine month periods ended September 30, 2022 and 2021, respectively.
Beginning in the fourth quarter of 2021, MasTec has a subcontracting arrangement to perform construction services for an entity, of which José R. Mas acquired a minority interest, and of which a member of management of a MasTec subsidiary owns the remaining interest. For the three and nine month periods ended September 30, 2022, revenue recognized by MasTec under this arrangement totaled approximately $38.0 million and $98.7 million, respectively, and as of September 30, 2022, related amounts receivable totaled approximately $36.6 million. There were no amounts receivable as of December 31, 2021. MasTec pays a management fee to this entity in connection with the subcontracting arrangement, under which MasTec incurred approximately $0.4 million and $0.9 million for the three and nine month periods ended September 30, 2022, of which $0.4 million was payable as of September 30, 2022.
MasTec leases employees and provides satellite communication services to a customer in which Jorge Mas and José R. Mas own a majority interest. Charges to this customer under these arrangements totaled approximately $0.3 million for both the three month periods ended September 30, 2022 and 2021, and totaled approximately $0.9 million for both the nine month periods ended September 30, 2022 and 2021. As of both September 30, 2022 and December 31, 2021, related amounts receivable totaled approximately $0.8 million.
The Company has advanced amounts on behalf of an entity that was acquired in 2021. Amounts outstanding for such advances, which are expected to be settled under customary terms associated with the related purchase agreement, totaled approximately $2.0 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively. Additionally, in 2021, the Company advanced amounts to the former owner of an acquired business. There were no remaining amounts outstanding as of September 30, 2022, and as of December 31, 2021, approximately $1.0 million of such advances was outstanding. In addition, the Company has a subcontracting arrangement with an entity in which it has a 25% interest. The Company’s interest in this entity is accounted for as an equity method investment. For the three and nine month periods ended September 30, 2022, the Company made equity contributions to this entity of approximately $0.1 million and $0.6 million, respectively. As of September 30, 2022 and December 31, 2021, the Company’s net investment in this entity was a liability of approximately $1.2 million and $1.6 million, respectively, which net amounts each included approximately $2.3 million of accounts receivable, net, less deferred revenue, related to the subcontracting arrangement. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. Income recognized in connection with these arrangements totaled approximately $0.2 million for both the three month periods ended September 30, 2022 and 2021, and totaled $0.6 million for both the nine month periods ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, related amounts receivable totaled $0.6 million and $0.4 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. In June 2021, the Company acquired an additional 15% of the non-controlling interests in one of these entities from two members of subsidiary management for $6.8 million in cash.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for the other of which José R. Mas is a trustee. For both the three month periods ended September 30, 2022 and 2021, the Company paid $0.6 million in connection with the agreements for Jorge Mas, and no payments were made for José R. Mas. For both the nine month periods ended September 30, 2022 and 2021, the Company paid $1.1 million in connection with the agreements for Jorge Mas, and paid $0.7 million for José R. Mas. As of September 30, 2022 and December 31, 2021, life insurance assets associated with these agreements totaled approximately $25.8 million and $24.0 million, respectively.

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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three and nine month periods ended September 30, 2022 and 2021. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2021 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
Recent Transactions
IEA Acquisition. On October 7, 2022, we completed the acquisition of Infrastructure and Energy Alternatives, Inc. (“IEA”), a premier clean energy and infrastructure services provider with expertise in renewable energy and heavy civil projects, as well as rail and environmental remediation services. We expect to include IEA within our Clean Energy and Infrastructure segment. We acquired IEA in a cash and stock transaction for an estimated $610 million in cash and approximately 2.8 million MasTec shares, including an estimated 128,000 shares to be issued upon the exercise of certain IEA warrants, which warrants remained outstanding following the acquisition. If and when the outstanding warrants are exercised, they will be settled with a combination of such shares of MasTec common stock and cash. The fair value of the 2.7 million shares issued on the Closing Date, based on the market price of MasTec common stock on such date, was approximately $173 million. The $610 million in cash includes an estimate of $2 million related to the exercise of these warrants. The cash portion of the IEA acquisition was funded with the New Term Loan Facility, described more fully herein, that provided for $700 million in term loans. Additionally, in connection with the IEA acquisition, we assumed $300 million of 6.625% IEA Senior Notes. On October 26, 2022, approximately $74.9 million in principal amount of 6.625% IEA Senior Notes were exchanged for the same principal amount of 6.625% MasTec Senior Notes in a private exchange offer and consent solicitation to certain holders 6.625% IEA Senior Notes. See Note 7 - Debt in the notes to the consolidated financial statements, which is incorporated by reference, for additional information regarding the New Term Loan Facility, 6.625% IEA Senior Notes and the 6.625% MasTec Senior Notes. We have incurred, and expect to continue to incur, certain acquisition and integration-related costs in connection with the IEA acquisition.
General Economic, Regulatory and Market Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from negative economic, regulatory and market conditions, including recent inflationary effects on fuel prices, labor and materials costs, rising interest rates, potential recessionary impacts and supply chain disruptions that could negatively affect demand for future projects and/or delay existing project timing or cause increased project costs. We expect the remainder of 2022 to continue to be a dynamic macroeconomic environment, with elevated levels of cost inflation, as well as higher rates of interest. Rising interest rates and concerns regarding a possible economic recession could affect both our cost of capital and that of our customers, as well as our customers’ plans for capital investments and ongoing maintenance expenditures, which could negatively affect demand for our services. We may also experience negative effects from possible longer-term changes in consumer and customer behavior resulting from the effects of the COVID-19 pandemic. While the adverse effects of the COVID-19 pandemic began to subside in 2022, its effects vary, and economic conditions and business activities could be disrupted in the future, particularly as new variants arise. The extent to which general economic, regulatory and market conditions could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that we may not be able to accurately predict, and therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
We believe that our financial position, cash flows and operational strengths will enable us to manage the current uncertainties resulting from general economic, regulatory and market conditions, as well as afford us the flexibility to invest strategically in our efforts to maximize shareholder value. We carefully manage our liquidity and will continue to monitor any potential effects from changing economic, regulatory and market conditions on our financial results, cash flows and/or working capital and will take appropriate actions in efforts to mitigate any impacts.

Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: power delivery services, including transmission and distribution, wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline infrastructure, including natural gas pipeline and distribution infrastructure; heavy civil; and industrial infrastructure. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. Locations averaged approximately 730 for the twelve month period ended September 30, 2022, and as of September 30, 2022, we had approximately 760 locations. Employees averaged approximately 29,000 for the twelve month period ended September 30, 2022 and as of September 30, 2022. We offer our services under the MasTec® and other service marks. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
We provide our services to a diversified base of customers and a significant portion of our services are provided under master service and other service agreements, which are generally multi-year agreements. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require the construction or installation of an entire infrastructure system or specified units within an infrastructure system.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and includes our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 22% of our estimated September 30, 2022 backlog in 2022. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	September 30, 2022	June 30, 2022	September 30, 2021
Communications	$5,024	$5,031	$4,469
Clean Energy and Infrastructure	1,933	1,896	1,570
Oil and Gas	1,513	1,456	1,166
Power Delivery	2,757	2,622	1,318
Other	—	—	—
Estimated 18-month backlog	$11,227	$11,005	$8,523
As of September 30, 2022, 60% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from economic or other conditions, including supply chain disruptions, inflationary effects, climate-related matters, political unrest, such as the ongoing military conflict in Ukraine, effects of public health matters and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements and/or construction projects due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of September 30, 2022, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $6.9 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $1.0 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2022 differs from the amount of our remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $0.9 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
Economic, Industry and Market Factors
We closely monitor the effects of changes in economic and market conditions on our customers, including the potential effects of inflation, recessionary impacts, regulatory and climate-related matters, the ongoing military conflict in Ukraine and the effects of public health matters. Changes in general economic and market conditions can affect demand for our customers’ products and services, which can increase or decrease our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, or the cost to provide such services, including (i) changes to our customers’ capital spending plans, including any potential effects from inflationary, recessionary impacts or supply chain issues, rising interest rates or public health matters; (ii) new or changing regulatory requirements, governmental policy changes, and customer or industry initiatives, including with respect to climate change, sustainability and related environmental concerns, and changes in governmental permitting; (iii) economic, political or other market developments or uncertainty, such as the ongoing military conflict in Ukraine and/or access to capital for customers in the industries we serve; (iv) changes in technology, tax and other incentives; and (v) mergers, acquisitions or other business transactions among the customers we serve.
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as rising inflation and interest rate levels; recessionary impacts; climate-related matters; market, regulatory and industry factors; global events, such as the ongoing military conflict in Ukraine; and public health matters. These estimates form the basis for making judgments about our operating results and the carrying values of assets and liabilities, that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors.
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
Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference, and to our 2021 Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates. As described in more detail in Note 1 - Business, Basis of Presentation and Significant Accounting Policies, our consolidated financial statements include certain reclassifications of prior period amounts to conform with the current period presentation. For details of our third quarter 2022 quarterly review for indicators of impairment, refer to Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net, in the notes to the consolidated financial statements, which is incorporated by reference.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Revenue	$2,513.5	100.0%	$2,404.3	100.0%	$6,769.7	100.0%	$6,142.4	100.0%
Costs of revenue, excluding depreciation and amortization	2,187.8	87.0%	2,057.3	85.6%	5,949.3	87.9%	5,246.4	85.4%
Depreciation	91.3	3.6%	95.4	4.0%	263.5	3.9%	262.1	4.3%
Amortization of intangible assets	28.0	1.1%	23.4	1.0%	81.2	1.2%	54.5	0.9%
General and administrative expenses	125.1	5.0%	86.9	3.6%	404.2	6.0%	239.0	3.9%
Interest expense, net	26.9	1.1%	13.1	0.5%	62.3	0.9%	39.4	0.6%
Equity in earnings of unconsolidated affiliates	(6.1)	(0.2)%	(8.7)	(0.4)%	(19.4)	(0.3)%	(23.6)	(0.4)%
Other expense (income), net	0.2	0.0%	(3.0)	(0.1)%	(1.9)	(0.0)%	(13.7)	(0.2)%
Income before income taxes	$60.3	2.4%	$140.0	5.8%	$30.5	0.4%	$338.3	5.5%
(Provision for) benefit from income taxes	(11.1)	(0.4)%	(27.6)	(1.1)%	0.1	0.0%	(84.0)	(1.4)%
Net income	$49.2	2.0%	$112.5	4.7%	$30.5	0.5%	$254.3	4.1%
Net income attributable to non-controlling interests	0.3	0.0%	1.4	0.1%	0.4	0.0%	2.1	0.0%
Net income attributable to MasTec, Inc.	$48.9	1.9%	$111.1	4.6%	$30.1	0.4%	$252.2	4.1%
We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery; and (5) Other. Management’s review of reportable segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described below, following the comparison of results discussion below. The following table presents revenue, EBITDA and EBITDA margin by reportable segment for the periods indicated (dollar amounts in millions):

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Reportable Segment:	2022	2021	2022	2021	2022 (a)		2021		2022		2021
Communications	$888.9	$670.3	$2,375.1	$1,869.3	$109.9	12.4%	$71.6	10.7%	$234.5	9.9%	$193.1	10.3%
Clean Energy and Infrastructure	563.2	518.4	1,493.5	1,350.3	24.6	4.4%	13.8	2.7%	30.2	2.0%	40.2	3.0%
Oil and Gas	375.8	858.4	927.9	2,205.3	49.2	13.1%	170.6	19.9%	133.4	14.4%	476.2	21.6%
Power Delivery	688.4	365.3	1,985.4	731.4	63.1	9.2%	34.9	9.5%	150.6	7.6%	47.8	6.5%
Other	—	—	—	—	5.6	NM	7.5	NM	20.0	NM	23.3	NM
Eliminations	(2.8)	(8.1)	(12.2)	(13.9)	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	(45.9)	—	(26.6)	—	(131.2)	—	(86.3)	—
Consolidated Results	$2,513.5	$2,404.3	$6,769.7	$6,142.4	$206.5	8.2%	$271.8	11.3%	$437.5	6.5%	$694.3	11.3%
NM - Percentage is not meaningful
(a)     For the three month period ended September 30, 2022, Communications, Oil and Gas, Power Delivery and Corporate EBITDA included $0.5 million, $1.1 million, $20.4 million and $11.2 million, respectively, of acquisition and integration costs related to our recent acquisitions, and for the nine month period ended September 30, 2022, included $2.4 million, $4.5 million, $34.5 million and $18.0 million, respectively, of such costs.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenue. For the three month period ended September 30, 2022, consolidated revenue totaled $2,514 million as compared with $2,404 million for the same period in 2021, an increase of $109 million, or 5%. Revenue increased in our Power Delivery segment by $323 million, or 88%, in our Communications segment by $219 million, or 33%, and in our Clean Energy and Infrastructure segment by $45 million, or 9%, whereas revenue decreased in our Oil and Gas segment by $483 million, or 56%. Acquisitions contributed $570 million of increased revenue for the three month period ended September 30, 2022, whereas organic revenue decreased by approximately $461 million, or 19%, as compared with the same period in 2021.
Communications Segment. Communications revenue was $889 million for the three month period ended September 30, 2022, as compared with $670 million for the same period in 2021, an increase of $219 million, or 33%. Acquisitions contributed $26 million of revenue for the three month period ended September 30, 2022, and organic revenue increased by approximately $193 million, or 29%, as compared with the same period in 2021. The increase in organic revenue was driven primarily by higher levels of wireless and wireline project activity.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $563 million for the three month period ended September 30, 2022 as compared with $518 million for the same period in 2021, an increase of $45 million, or 9%. Acquisitions contributed $2 million of revenue for the three month period ended September 30, 2022, and organic revenue increased by approximately $42 million, or 8%, as compared with the same period in 2021, due primarily to higher levels of project activity and mix.
Oil and Gas Segment. Oil and Gas revenue was $376 million for the three month period ended September 30, 2022, as compared with $858 million for the same period in 2021, a decrease of $483 million, or 56%. For the three month period ended September 30, 2022, acquisitions contributed $143 million of revenue, whereas organic revenue decreased by $626 million, or 73%, as compared with the same period in 2021, primarily due to a decrease in large diameter project activity, as well as lower levels of activity for other projects.
Power Delivery Segment. Power Delivery revenue was $688 million for the three month period ended September 30, 2022, as compared with $365 million for the same period in 2021, an increase of $323 million, or 88%. For the three month period ended September 30, 2022, acquisitions contributed $398 million of revenue, whereas organic revenue decreased by approximately $75 million, or 21%, as compared with the same period in 2021, primarily due to timing and mix of project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $130 million, or 6%, to $2,188 million for the three month period ended September 30, 2022 from $2,057 million for the same period in 2021. Higher levels of revenue contributed an increase of $93 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $37 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 150 basis points, from 85.6% of revenue for the three month period ended September 30, 2021 to 87.0% of revenue for the same period in 2022. The basis point increase was due primarily to segment revenue mix, including lower levels of revenue for our oil and gas operations, partially offset by certain project efficiencies in our other operations, notwithstanding the effects of inflation on labor, fuel and materials costs.
Depreciation. Depreciation was $91 million, or 3.6% of revenue, for the three month period ended September 30, 2022, as compared with $95 million, or 4.0% of revenue, for the same period in 2021, a decrease of approximately $4.1 million, or 4%. Acquisitions contributed $24 million of depreciation for the three month period ended September 30, 2022, whereas organic depreciation decreased by $28 million, or 29%, due primarily to lower levels of capital investments related to pipeline project activity. As a percentage of revenue, depreciation decreased by approximately 30 basis points.
Amortization of intangible assets. Amortization of intangible assets was $28 million, or 1.1% of revenue, for the three month period ended September 30, 2022, as compared with $23 million, or 1.0% of revenue, for the same period in 2021, an increase of $5 million, or 20%. Acquisitions contributed $10 million of amortization for the three month period ended September 30, 2022 whereas organic amortization decreased by approximately $5 million, or 21%, due primarily to the effects of timing of amortization for certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 10 basis points.
General and administrative expenses. General and administrative expenses totaled $125 million, or 5.0% of revenue, for the three month period ended September 30, 2022 as compared with $87 million, or 3.6% of revenue, for the same period in 2021, for an increase of $38 million, or 44%. Acquisitions contributed $35 million of general and administrative expenses for the three month period ended September 30, 2022, and organic general and administrative expenses increased by approximately $3 million, or 4%, as compared with the same period in the prior year, primarily due to increases in legal costs, professional fees, information technology and other administrative expenses, including certain acquisition and integration costs, partially offset by an increase in gains on sales of assets, net. Overall, general and administrative expenses, including approximately $9 million of acquisition and integration costs, increased by approximately 140 basis points as a percentage of revenue for the three month period ended September 30, 2022 as compared with the same period in 2021.
Interest expense, net. Interest expense, net of interest income, was approximately $27 million, or approximately 1.1% of revenue, for the three month period ended September 30, 2022, as compared with approximately $13 million, or 0.5% of revenue, for the same period in 2021, an increase of $14 million, or approximately 105%. The increase in interest expense, net, resulted primarily from credit facility activity, which increased by approximately $11 million due to higher average balances, including from indebtedness incurred in connection with acquisition and share repurchase activity, and higher average interest rates as compared with the same period in 2021, due primarily to an increase in market interest rates. In addition, interest expense from accounts receivable financing arrangements increased by approximately $2 million due to a combination of higher average balances from increased levels of activity and higher average interest rates.
Equity in earnings of unconsolidated affiliates, net. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month periods ended September 30, 2022 and 2021, equity in earnings from unconsolidated affiliates, net, totaled approximately $6 million and $9 million, respectively. Equity in earnings from unconsolidated affiliates, net, related primarily to our investments in the Waha JVs, and, to a lesser extent, to our investments in certain telecommunications and other entities.
Other expense, net. Other expense, net, consists primarily of gains or losses from changes to estimated Earn-out accruals and certain contingent payments to the former owners of an acquired business; certain legal/other settlements; gains or losses, or changes in estimated recoveries from certain assets and investments; and other miscellaneous income or expense. Other expense, net, was $0.2 million for the three month period ended September 30, 2022, as compared with other income, net of $3 million for the same period in 2021. For the three month period ended September 30, 2022, other expense, net, included approximately $3 million of acquisition and integration-related financing costs, offset, in part, by approximately $1 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business and approximately $1 million of other miscellaneous income. For the three month period ended September 30, 2021, other income, net, included approximately $4 million of income, net, from changes to estimated Earn-out accruals, $7 million of expense, net, from changes in the fair value of certain investments and income from strategic arrangements and $5 million of income from a third quarter 2021 legal settlement.
Provision for income taxes. Income tax expense was $11 million for the three month period ended September 30, 2022 as compared with $28 million for the same period in the prior year. Pre-tax income decreased to $60 million for the three month period ended September 30, 2022 from $140 million for the same period in 2021. For the three month period ended September 30, 2022, our effective tax rate decreased to 18.4% from 19.7% for the same period in 2021, due primarily to a benefit related to adjustments resulting from finalization of the Company’s 2021 tax returns in the third quarter of 2022 that was larger than the benefit related to adjustments resulting from finalization of the Company’s 2020 tax returns in the third quarter of 2021.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $110 million, or 12.4% of revenue, for the three month period ended September 30, 2022, as compared with $72 million, or 10.7% of revenue, for the same period in 2021, an increase of approximately $38 million, or 53%. Higher levels of revenue contributed an increase in EBITDA of $23 million. As a percentage of revenue, EBITDA increased by 170 basis points, or approximately $15 million, due primarily to project efficiencies, notwithstanding the effects of inflation on labor, fuel and materials costs, offset, in part, by the effects of acquisition and integration costs.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $25 million, or 4.4% of revenue, for the three month period ended September 30, 2022, as compared with EBITDA of $14 million, or 2.7% of revenue, for the same period in 2021, an increase of approximately $11 million, or 78%. Higher levels of revenue contributed an increase in EBITDA of $1 million. As a percentage of revenue, EBITDA increased by approximately 170 basis points, or approximately $10 million, due primarily to project efficiencies, notwithstanding the effects of inflation on labor, fuel and materials costs.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $49 million, or 13.1% of revenue, for the three month period ended September 30, 2022, as compared with EBITDA of $171 million, or 19.9% of revenue, for the same period in 2021, a decrease of approximately $121 million, or 71%. Lower levels of revenue contributed a decrease in EBITDA of $96 million, and reduced productivity contributed a decrease in EBITDA of approximately $25 million. EBITDA margins decreased by approximately 680 basis points due primarily to inefficiencies resulting from lower levels of revenue and project mix, as well as the effects of inflation on labor, fuel and materials costs and acquisition and integration costs.
Power Delivery Segment. EBITDA for our Power Delivery segment was $63 million, or 9.2% of revenue, for the three month period ended September 30, 2022, as compared with EBITDA of $35 million, or 9.5% of revenue, for the same period in 2021, an increase in EBITDA of approximately $28 million, or 81%. Higher levels of revenue contributed an increase in EBITDA of $31 million. As a percentage of revenue, EBITDA decreased by approximately 40 basis points, or $3 million primarily due to project inefficiencies, acquisition and integration costs and the effect of inflation on labor, fuel and materials costs.

Other Segment. EBITDA from Other businesses was $6 million for the three month period ended September 30, 2022 as compared with $8 million for the same period in 2021. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, and to a lesser extent, equity in losses from other investments.
Corporate. Corporate EBITDA was negative $46 million for the three month period ended September 30, 2022, as compared with EBITDA of negative $27 million for the same period in 2021, for a decrease in EBITDA of approximately $19 million. Acquisitions, including certain acquisition and integration costs, contributed $8 million of Corporate expenses for the three month period ended September 30, 2022. For the three month period ended September 30, 2022, Corporate EBITDA also included approximately $1 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business. For the three month period ended September 30, 2021, Corporate EBITDA included approximately $7 million of expense, net, from changes in the fair value of certain investments and income from strategic arrangements, $4 million of income, net, from changes to estimated Earn-out accruals and $5 million of income from a third quarter 2021 legal settlement. For the three month period ended September 30, 2022, Corporate expenses not related to the above-described items increased by approximately $10 million as compared with the same period in the prior year, due primarily to increases in compensation expense, legal and professional fees and other administrative expenses, including certain acquisition and integration costs.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenue. For the nine month period ended September 30, 2022, consolidated revenue totaled $6,770 million as compared with $6,142 million for the same period in 2021, an increase of $627 million, or 10%. Revenue increased in our Power Delivery segment by $1,254 million, or 171%, in our Communications segment by $506 million, or 27%, and in our Clean Energy and Infrastructure segment by $143 million, or 11%, whereas revenue in our Oil and Gas segment decreased by $1,277 million, or 58%. Acquisitions contributed $1,877 million of increased revenue for the nine month period ended September 30, 2022, whereas organic revenue decreased by approximately $1,249 million, or 20%, as compared with the same period in 2021.
Communications Segment. Communications revenue was $2,375 million for the nine month period ended September 30, 2022, as compared with $1,869 million for the same period in 2021, an increase of $506 million, or 27%. Acquisitions contributed $125 million of revenue for the nine month period ended September 30, 2022, and organic revenue increased by approximately $380 million, or 20%, as compared with the same period in 2021. The increase in organic revenue was driven primarily by higher levels of wireless and wireline project activity.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $1,494 million for the nine month period ended September 30, 2022 as compared with $1,350 million for the same period in 2021, an increase of $143 million, or 11%. Acquisitions contributed $49 million of revenue for the nine month period ended September 30, 2022, and organic revenue increased by $94 million, or 7%, as compared with the same period in 2021, due primarily to higher levels of project activity and mix.
Oil and Gas Segment. Oil and Gas revenue was $928 million for the nine month period ended September 30, 2022, as compared with $2,205 million for the same period in 2021, a decrease of $1,277 million, or 58%. For the nine month period ended September 30, 2022, acquisitions contributed approximately $312 million of revenue, whereas organic revenue decreased by approximately $1,589 million, or 72%, as compared with the same period in 2021, primarily due to a decrease in large diameter project activity, as well as lower levels of activity for other projects.
Power Delivery Segment. Power Delivery revenue was $1,985 million for the nine month period ended September 30, 2022 as compared with $731 million for the same period in 2021, an increase of $1,254 million, or 171%. For the nine month period ended September 30, 2022, acquisitions contributed $1,390 million of revenue, whereas organic revenue decreased by approximately $136 million, or 19%, as compared with the same period in 2021, primarily due to timing and mix of project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $703 million, or 13%, to $5,949 million for the nine month period ended September 30, 2022 from $5,246 million for the same period in 2021. Higher levels of revenue contributed an increase of $536 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $167 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 250 basis points, from 85.4% of revenue for the nine month period ended September 30, 2021 to 87.9% of revenue for the same period in 2022. The basis point increase was due primarily to segment revenue mix, including lower levels of revenue for our oil and gas operations, and also includes the effects of inflation on labor, fuel and materials costs for our projects, other project inefficiencies and project start-up costs, offset, in part, by project efficiencies in our power delivery operations.
Depreciation. Depreciation was $263 million, or 3.9% of revenue, for the nine month period ended September 30, 2022, as compared with $262 million, or 4.3% of revenue, for the same period in 2021, an increase of approximately $1 million, or 1%. Acquisitions contributed $77 million of depreciation for the nine month period ended September 30, 2022, whereas organic depreciation decreased by $75 million, or approximately 29%, due primarily to lower levels of capital investments related to pipeline project activity. As a percentage of revenue, depreciation decreased by approximately 40 basis points.
Amortization of intangible assets. Amortization of intangible assets was $81 million, or 1.2% of revenue, for the nine month period ended September 30, 2022, as compared with $55 million, or 0.9% of revenue, for the same period in 2021, an increase of approximately $27 million, or 49%. Acquisitions contributed $40 million of amortization for the nine month period ended September 30, 2022, whereas organic amortization decreased by approximately $13 million, or 24%, due primarily to the effects of timing of amortization for certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 30 basis points.
General and administrative expenses. General and administrative expenses were $404 million, or 6.0% of revenue, for the nine month period ended September 30, 2022, as compared with $239 million, or 3.9% of revenue, for the same period in 2021, an increase of $165 million, or 69%. Acquisitions contributed $129 million of general and administrative expenses for the nine month period ended September 30, 2022, and organic general and administrative expenses increased by approximately $36 million, or approximately 15%, as compared with the same period in the prior year, primarily due to the effect of prior year recoveries of provisions for credit losses and increases in travel expense, professional fees, information technology and other administrative expenses, including certain acquisition and integration costs, as well as the effects of timing of legal and settlement matters, offset, in part, by an increase in gains on sales of assets, net. Overall, general and administrative expenses, including approximately $35 million of acquisition and integration costs, increased by approximately 210 basis points as a percentage of revenue for the nine month period ended September 30, 2022 as compared with the same period in 2021.
Interest expense, net. Interest expense, net of interest income, was $62 million, or 0.9% of revenue, for the nine month period ended September 30, 2022, as compared with $39 million, or 0.6% of revenue, for the same period in 2021, an increase of approximately $23 million, or 58%. The increase in interest expense, net, resulted primarily from credit facility activity, which increased by $18 million due to higher average balances, including from indebtedness incurred in connection with acquisition and share repurchase activity, and higher average interest rates as compared with the same period in 2021, due primarily to an increase in market interest rates. In addition, interest expense from accounts receivable financing arrangements increased by approximately $3 million due to a combination of higher average balances from increased levels of activity and higher average interest rates.
Equity in earnings of unconsolidated affiliates, net. For the nine month periods ended September 30, 2022 and 2021, equity in earnings from unconsolidated affiliates, net, totaled approximately $19 million and $24 million, respectively, and related primarily to our investments in the Waha JVs, partially offset by equity in losses, net, from our investments in certain telecommunications and other entities.
Other income, net. Other income, net, was $2 million for the nine month period ended September 30, 2022, as compared with $14 million for the same period in 2021. For the nine month period ended September 30, 2022, other income, net, included approximately $1 million of income, net, from changes to estimated Earn-out accruals, approximately $6 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business and approximately $5 million of other miscellaneous income, offset, in part, by approximately $7 million of expense from changes in the fair value of our investment in AVCT, net of income from strategic arrangements and approximately $3 million of acquisition and integration-related financing costs. For the nine month period ended September 30, 2021, other income, net, included approximately $13 million of income, net, from changes to estimated Earn-out accruals, $7 million, of expense, net, from changes in the fair value of our investment in AVCT, net of income from strategic arrangements and $5 million of income from a third quarter 2021 legal settlement.
Benefit from (provision for) income taxes. For the nine month period ended September 30, 2022, we had a slight income tax benefit, as compared with $84 million of income tax expense for the same period in 2021. Pre-tax income totaled $30 million for the nine month period ended September 30, 2022, whereas pre-tax income totaled $338 million for the same period in 2021. For the nine month period ended September 30, 2022, our effective tax rate was a benefit of 0.2% as compared with an expense of 24.8% for the same period in 2021. Our effective tax rate for the nine month period ended September 30, 2022 included a benefit from adjustments related to the finalization of our 2021 tax returns, a tax benefit related to the vesting of share-based payment awards, and a benefit from the true-up of certain prior year non-deductible expenses. For the nine month period ended September 30, 2021, our effective tax rate included a benefit from adjustments related to the finalization of our 2020 tax returns, offset, in part, by the tax effect of certain non-deductible share-based compensation.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $235 million, or 9.9% of revenue, for the nine month period ended September 30, 2022, as compared with EBITDA of $193 million, or 10.3% of revenue, for the same period in 2021, an increase of approximately $41 million, or approximately 21%. Higher levels of revenue contributed an increase in EBITDA of $52 million. As a percentage of revenue, EBITDA decreased by approximately 50 basis points, or approximately $11 million, due primarily to project timing delays and inefficiencies, including the effects of inflation on labor, fuel and materials costs, as well as the effects of project start-up and acquisition and integration costs.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $30 million, or 2.0% of revenue, for the nine month period ended September 30, 2022, as compared with EBITDA of $40 million, or 3.0% of revenue, for the same period in 2021, a decrease in EBITDA of approximately $10 million, or 25%. Higher levels of revenue contributed an increase in EBITDA of approximately $4 million, whereas as a percentage of revenue, EBITDA decreased by approximately 100 basis points, or $14 million, due to project inefficiencies, including the effects of inflation on labor, fuel and materials costs, as well as project timing delays.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $133 million, or 14.4% of revenue, for the nine month period ended September 30, 2022, as compared with EBITDA of $476 million, or 21.6% of revenue, for the same period in 2021, a decrease of $343 million, or 72%. Lower levels of revenue contributed a decrease in EBITDA of $276 million. EBITDA margins decreased by approximately 720 basis points, or $67 million, due primarily to inefficiencies resulting from lower levels of revenue, including the effects of inflation on labor, fuel and materials costs, and acquisition and integration costs.
Power Delivery Segment. EBITDA for our Power Delivery segment was $151 million, or 7.6% of revenue, for the nine month period ended September 30, 2022, as compared with EBITDA of $48 million, or 6.5% of revenue, for the same period in 2021, an increase in EBITDA of approximately $103 million, or 215%. As a percentage of revenue, EBITDA increased by approximately 110 basis points, or $21 million, primarily due to project efficiencies resulting from higher levels of revenue and project mix, notwithstanding the effects of inflation on labor, fuel and materials costs, partially offset by the effects of acquisition and integration costs. Higher levels of revenue contributed an increase in EBITDA of $82 million.
Other Segment. EBITDA from Other businesses totaled approximately $20 million for the nine month period ended September 30, 2022 as compared with $23 million for the same period in 2021, and related primarily to equity in earnings from our investments in the Waha JVs, partially offset by equity in losses from other investments.
Corporate. Corporate EBITDA was negative $131 million for the nine month period ended September 30, 2022, as compared with EBITDA of negative $86 million for the same period in 2021, for a decrease in EBITDA of approximately $45 million. Acquisitions, including certain acquisition and integration costs, contributed $25 million of Corporate expenses for the nine month period ended September 30, 2022. For the nine month period ended September 30, 2022, Corporate EBITDA also included approximately $1 million of income, net, from changes to estimated

Earn-out accruals and $6 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business, offset by approximately $7 million, of expense from changes in the fair value of certain investments, net of income from strategic arrangements. For the nine month period ended September 30, 2021, Corporate EBITDA included $13 million of income, net, from changes to estimated Earn-out accruals, $7 million of expense, net, from changes in the fair value of certain investments, net of income from strategic arrangements and $5 million of income from a third quarter 2021 legal settlement. For the nine month period ended September 30, 2022, Corporate expenses not related to the above-described items increased by approximately $9 million as compared with the same period in the prior year, due primarily to increases in compensation expense, professional and legal fees, information technology, travel and other administrative expenses, including certain acquisition and integration costs, offset, in part, by the effects of timing of legal and settlement matters.
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
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. Beginning with the fourth quarter of 2021, due to the extent of the acquisition costs related to our fourth quarter 2021 acquisitions, and the costs of the integration efforts that have been, and will continue to be, required in connection with such acquisitions, we are excluding acquisition and integration costs in calculating Adjusted EBITDA and Adjusted Net Income for these acquisitions, and we intend to exclude such costs for future acquisitions requiring substantial integration efforts, including for our recent acquisition of IEA. In addition, beginning in the second quarter of 2022, we are excluding fair value gains or losses, net, for our investment in AVCT, a publicly-traded company in which we currently have no active involvement, in calculating our adjusted results, and prior periods have been updated to conform with this presentation. We believe that fair value gains or losses for this investment, which vary from period to period based on fluctuations in the market price of the investment, are not indicative of our core operations, and that this presentation improves comparability of our results with those of our peers. We exclude intangible asset amortization, acquisition costs and selected purchase accounting adjustments, including the bargain purchase gain from a 2021 acquisition, from our adjusted measures due to their non-operational nature and inherent volatility, as acquisition activity varies from period to period. We also believe that this presentation is common practice in our industry and improves comparability of our results with those of our peers. Each company’s definitions of these adjusted measures may vary as they are not standardized and should be used in light of the provided reconciliations.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Net income	$49.2	2.0%	$112.5	4.7%	$30.5	0.5%	$254.3	4.1%
Interest expense, net	26.9	1.1%	13.1	0.5%	62.3	0.9%	39.4	0.6%
Provision for (benefit from) income taxes	11.1	0.4%	27.6	1.1%	(0.1)	(0.0)%	84.0	1.4%
Depreciation	91.3	3.6%	95.4	4.0%	263.5	3.9%	262.1	4.3%
Amortization of intangible assets	28.0	1.1%	23.4	1.0%	81.2	1.2%	54.5	0.9%
EBITDA	$206.5	8.2%	$271.8	11.3%	$437.5	6.5%	$694.3	11.3%
Non-cash stock-based compensation expense	5.7	0.2%	6.1	0.3%	18.9	0.3%	17.7	0.3%
Acquisition and integration costs	33.3	1.3%	—	—%	59.4	0.9%	—	—%
Bargain purchase gain	—	—%	—	—%	(0.2)	(0.0)%	—	—%
(Gains) losses, net, on fair value of investment	0.1	0.0%	6.9	0.3%	7.2	0.1%	6.9	0.1%
Adjusted EBITDA	$245.6	9.8%	$284.8	11.8%	$522.8	7.7%	$718.9	11.7%
A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by reportable segment for the periods indicated is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
EBITDA	$206.5	8.2%	$271.8	11.3%	$437.5	6.5%	$694.3	11.3%
Non-cash stock-based compensation expense (a)	5.7	0.2%	6.1	0.3%	18.9	0.3%	17.7	0.3%
Acquisition and integration costs (b)	33.3	1.3%	—	—%	59.4	0.9%	—	—%
Bargain purchase gain (a)	—	—%	—	—%	(0.2)	(0.0)%	—	—%
(Gains) losses, net, on fair value of investment (a)	0.1	0.0%	6.9	0.3%	7.2	0.1%	6.9	0.1%
Adjusted EBITDA	$245.6	9.8%	$284.8	11.8%	$522.8	7.7%	$718.9	11.7%
Reportable Segment:
Communications	$110.4	12.4%	$71.6	10.7%	$236.9	10.0%	$193.1	10.3%
Clean Energy and Infrastructure	24.6	4.4%	13.8	2.7%	30.2	2.0%	40.2	3.0%
Oil and Gas	50.3	13.4%	170.6	19.9%	137.9	14.9%	476.2	21.6%
Power Delivery	83.5	12.1%	34.9	9.5%	185.1	9.3%	47.8	6.5%
Other	5.6	NM	7.5	NM	20.0	NM	23.3	NM
Corporate	(28.8)	—	(13.6)	—	(87.3)	—	(61.7)	—
Adjusted EBITDA	$245.6	9.8%	$284.8	11.8%	$522.8	7.7%	$718.9	11.7%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense, bargain purchase gain from a fourth quarter 2021 acquisition, and (gains) losses, net, on the fair value of our investment in AVCT are included within Corporate results.
(b)    Communications, Oil and Gas, Power Delivery and Corporate results include acquisition and integration costs of $0.5 million, $1.1 million, $20.4 million and $11.2 million, respectively, for the three month period ended September 30, 2022, and include $2.4 million, $4.5 million, $34.5 million and $18.0 million, respectively, for the nine month period ended September 30, 2022.
The table below, which may contain slight summation differences due to rounding, reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended September 30,
	2022		2021
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$49.2	$0.65	$112.5	$1.50
Adjustments:
Non-cash stock-based compensation expense	5.7	0.08	6.1	0.08
Amortization of intangible assets	28.0	0.37	23.4	0.32
Acquisition and integration costs	33.3	0.44	—	—
Bargain purchase gain	—	—	—	—
(Gains) losses, net, on fair value of investment	0.1	—	6.9	0.09
Total adjustments, pre-tax	$67.1	$0.89	$36.3	$0.49
Income tax effect of adjustments (a)	(15.5)	(0.21)	(7.7)	(0.10)
Statutory tax rate effects (b)	—	—	—	—
Adjusted non-U.S. GAAP measure	$100.8	$1.34	$141.0	$1.89

	For the Nine Months Ended September 30,
	2022		2021
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$30.5	$0.38	$254.3	$3.41
Adjustments:
Non-cash stock-based compensation expense	18.9	0.25	17.7	0.24
Amortization of intangible assets	81.2	1.07	54.5	0.74
Acquisition and integration costs	59.4	0.79	—	—
Bargain purchase gain	(0.2)	(0.00)	—	—
(Gains) losses, net, on fair value of investment	7.2	0.10	6.9	0.09
Total adjustments, pre-tax	$166.5	$2.20	$79.1	$1.07
Income tax effect of adjustments (a)	(42.2)	(0.56)	(14.8)	(0.20)
Statutory tax rate effects (b)	—	—	1.2	0.02
Adjusted non-U.S. GAAP measure	$154.8	$2.02	$319.8	$4.30
(a)    Represents the tax effect of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three and nine month periods ended September 30, 2022, our consolidated effective tax rates, as reported, were an expense of 18.4% and a benefit of 0.2%, respectively, and as adjusted, were 20.9% and 21.4%, respectively. For the three and nine month periods ended September 30, 2021, our consolidated effective tax rates, as reported, were 19.7% and 24.8%, respectively, and as adjusted, were 20.0% and 23.4%, respectively.
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
Capital Expenditures. For the nine month period ended September 30, 2022, we spent approximately $213 million on capital expenditures, or $166 million, net of asset disposals, and incurred approximately $185 million of equipment purchases under finance leases. We estimate that fourth quarter 2022 capital expenditure levels will decrease, with estimated full year capital expenditures approximating $240 million, or approximately $180 million, net of asset disposals, and we expect to incur approximately $220 million to $240 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus purchase decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the nine month period ended September 30, 2022, we used $72 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future Earn-out liabilities as of September 30, 2022 was approximately $127 million. Of this amount, approximately $11 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the nine month periods ended September 30, 2022 and 2021, we made $38 million and $47 million, respectively, of Earn-out payments.
Our acquisition of HMG provides for certain additional payments to be made to the sellers if certain acquired receivables are collected, which we refer to as the “Additional Payments.” Pursuant to the terms of the HMG purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. An Additional Payment of approximately $29.4 million was made in May 2022, which payment was composed of approximately $18 million in cash and 133,157 shares of MasTec common stock. As of September 30, 2022, the estimated fair value of remaining Additional Payments was approximately $31 million and includes the effect of an unrealized fair value gain of approximately $5 million related to the contingent shares. The number of shares that would be paid in connection with the remaining Additional Payment as of September 30, 2022 is approximately 160,000 shares. In addition, the HMG purchase agreement provided for a customary net working capital adjustment, which adjustment was resolved in the second quarter of 2022 for a reduction of approximately $15 million in acquisition consideration.
Income Taxes. For the nine month period ended September 30, 2022, tax payments, net of tax refunds, totaled approximately $2 million, and for the nine month period ended September 30, 2021, totaled $63 million. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of September 30, 2022, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, increased to approximately $2.7 billion as of September 30, 2022 from $2.2 billion as of December 31, 2021 due primarily to higher levels of revenue, including from our fourth quarter 2021 acquisitions, as well as an increase in our DSOs. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Summary of Financial Condition, Liquidity and Capital Resources
Including our current assessment of general economic conditions on our results of operations and capital resource requirements, we anticipate that funds generated from operations, borrowings under our existing credit facilities, as well as those facilities discussed under “Recent Transactions,” above, and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, share repurchase activity and acquisition, strategic arrangement and investment funding requirements, including the recent acquisition of IEA, and other liquidity needs for the next twelve months and the foreseeable future. For additional information regarding financing for the IEA transaction, see “Recent Transactions,” above.
Sources and Uses of Cash
As of September 30, 2022, we had approximately $1,128 million in working capital, defined as current assets less current liabilities, as compared with $1,089 million as of December 31, 2021, an increase of approximately $38 million. Cash and cash equivalents totaled approximately $96 million and $361 million as of September 30, 2022 and December 31, 2021, respectively, for a decrease of $265 million, due, in part, to a decrease in net income and an increase in cash used in financing activities, including from share repurchases.
Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$118.7	$499.1
Net cash used in investing activities	$(241.7)	$(716.7)
Net cash (used in) provided by financing activities	$(139.5)	$34.5
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the nine month period ended September 30, 2022 was $119 million, as compared with approximately $499 million for the same period in 2021, for a decrease in net cash provided by operating activities of approximately $380 million, due primarily to a decrease in net income as well as the effect of working capital changes in assets and liabilities, net, including from our recent acquisitions and from higher levels of purchasing activity to secure inventory and materials components to address concerns resulting from inflation and supply chain disruptions for the nine month period ended September 30, 2022. The above described items, which resulted in a reduction in our operating cash flows, were offset, in part, by increases in certain expenses that reconcile net income to operating cash flows, including amortization of intangible assets.
Our days sales outstanding, net of contract liabilities (“DSO”) was 89 as of September 30, 2022. As of December 31, 2021, our DSO was 98, and as adjusted for December 2021 acquisitions, was 77. DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. To provide a representative comparison of our DSOs across periods, for December 31, 2021, we calculated DSO as adjusted for our December 2021 acquisitions. This calculation for December 31, 2021 excludes revenue and accounts receivable, net of allowance, less contract liabilities for our December 2021 acquisitions, given that our consolidated results for the related period do not reflect the full quarter’s revenue for these acquisitions, but our consolidated balance sheet as of December 31, 2021 includes the full amount of related accounts receivable, net of allowance, less contract liabilities. The increase in DSO as of September 30, 2022 as compared with December 31, 2021, as adjusted for our December 2021 acquisitions, was due to timing of ordinary course billing and collection activities and the effect of our recent acquisitions, some of which have a higher DSO than the DSO of our organic operations. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $475 million to $242 million for the nine month period ended September 30, 2022 from $717 million for the nine month period ended September 30, 2021. We paid $72 million related to acquisitions for the nine month period ended September 30, 2022, in which period we completed four acquisitions, as compared with $605 million for the same period in 2021, in which period we completed eight acquisitions, for an increase of approximately $533 million. Capital expenditures for the nine month period ended September 30, 2022 totaled $213 million, or $166 million, net of asset disposals, as compared with $132 million, or $107 million, net of asset disposals, for the same period in 2021, for an increase in cash used in investing activities of approximately $59 million, due to acceleration of capital expenditures for the nine month period ended September 30, 2022 to address supply chain disruption concerns. Payments for other investments, which relate primarily to investments in certain equity investees as well as payments for split dollar life insurance agreements, decreased from $7 million for the nine month period ended September 30, 2021 to $4 million for the same period in 2022. On October 7, 2022, we completed the acquisition of IEA in a cash and stock transaction. See “Recent Transactions,” above.
Financing Activities. Net cash used in financing activities for the nine month period ended September 30, 2022 was $139 million, as compared with $34 million of net cash provided by financing activities for the same period in 2021, for an increase in cash used in financing activities of $174 million. The increase in cash used in financing activities was driven primarily by share repurchase, acquisition-related and other financing activities. Share repurchases totaled $81 million for the nine month period ended September 30, 2022, whereas there were no share repurchases for the same period in 2021. Payments of acquisition-related contingent consideration included within financing activities totaled $35 million for the nine month period ended September 30, 2022 as compared with $22 million for the same period in 2021, for an increase in cash used in financing activities of $13 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $38 million for the nine month period ended September 30, 2022 as compared with $45 million for the same period in 2021. Additionally, payments for acquisition-related contingent assets related to the December 2021 acquisition of HMG totaled approximately $18 million for the nine month period ended September 30, 2022.
Credit Facility activity, net, totaled $148 million of borrowings, net of repayments for the nine month period ended September 30, 2022, as compared with $189 million for the same period in 2021, for a reduction in cash provided by financing activities of approximately $40 million. Payments of finance lease obligations increased by approximately $14 million for the nine month period ended September 30, 2022 as compared with the same period in 2021. Payments for other financing activities, net, which includes amounts paid for other borrowing and transaction-related financing activities, totaled $18 million for the nine month period ended September 30, 2022, as compared with $3 million for the same period in the prior year, for an increase in cash used in financing activities of approximately $16 million. Offsetting the above noted effects of Credit Facility and other financing activities, in the prior year period, we paid approximately $9 million to holders of our non-controlling interests, including $7 million as consideration to acquire 15% of the remaining interests of one of these entities, whereas for the nine month period ended September 30, 2022, we made no payments.
Senior Credit Facility
We have a senior unsecured credit facility (the “Credit Facility”) that matures on November 1, 2026. The Credit Facility was amended on September 1, 2022 to, among other changes, increase the aggregate borrowing commitments from approximately $2.0 billion to $2.3 billion, which amount is composed of $1.9 billion of revolving commitments, an increase of $250 million from the previous Credit Facility, and a Term Loan with an original principal amount of $350 million. The amendment also released the guarantees that existed under the previous Credit Facility and removed the requirement that certain of our subsidiaries guarantee the obligations thereunder. The other terms and conditions of the Credit Facility remain substantially the same. Additionally, the amendment eliminated the use of LIBOR as a basis to determine certain interest rates and transitioned to SOFR for such purposes. Aggregate outstanding borrowings under the Credit Facility as of September 30, 2022 totaled approximately $1.3 billion. Borrowings under the amended Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including for acquisitions, equity investments or other strategic arrangements, share repurchases and/or the repurchase or prepayment of indebtedness, including repayment of term loans.
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
4.50% Senior Notes
We have $600 million of 4.50% Senior Notes due August 15, 2028 (the “4.50% Senior Notes”). Pursuant to the terms of the indenture governing the 4.50% Senior Notes, the existing guarantees on the 4.50% Senior Notes were released substantially concurrent with the September 1, 2022 amendment to the Credit Facility, which, as discussed above, released the guarantors under the previous Credit Facility. Prior to the amendment, the 4.50% Senior Notes were fully and unconditionally guaranteed on a senior unsecured, joint and several basis by certain of the Company’s wholly-owned domestic restricted subsidiaries. Additionally, the indenture that governs the 4.50% Senior Notes contains a provision whereby certain restrictions that generally limit the ability of the Company and certain of its subsidiaries to (i) pay dividends, (ii) acquire shares of capital stock and (iii) make certain investments, are permanently terminated upon the 4.50% Senior Notes receiving “investment grade” ratings by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. In the first quarter of 2022, the 4.50% Senior Notes received such investment grade ratings, and, as a result, the aforementioned restrictions were permanently terminated. The other terms and conditions of the 4.50% Senior Notes remain unchanged. The 4.50% Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2021 Form 10-K.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of September 30, 2022.
IEA Acquisition Financing Activities
New Term Loan Facility
On September 1, 2022, we entered into the New Term Loan Facility, which provided for $700.0 million in term loans, composed of $400.0 million in principal amount of three-year loans and $300.0 million in principal amount of five-year loans, which were drawn on October 7, 2022, the Closing Date of the IEA acquisition.
6.625% IEA Senior Notes
Upon consummation of the October 2022 acquisition of IEA, we assumed $300 million of IEA’s 6.625% senior unsecured notes that mature on August 15, 2029 (the “6.625% IEA Senior Notes”), of which approximately $74.9 million in principal amount of 6.625% IEA Senior Notes were exchanged for the same principal amount of 6.625% MasTec Senior Notes in a private exchange offer and consent solicitation to certain holders of 6.625% IEA Senior Notes, as described below. Interest on the 6.625% IEA Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. Prior to the acquisition of IEA by MasTec, the 6.625% IEA Senior Notes were guaranteed by the IEA Guarantors. Effective October 7, 2022, concurrent with the acquisition of IEA and the repayment in full and termination of IEA’s credit facility, which resulted in the release of such guarantors under the prior credit facility, the IEA Guarantors of the 6.625% IEA Senior Notes were automatically and unconditionally released and discharged from their obligations under the IEA Senior Notes Indenture. The 6.625% IEA Senior Notes will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company’s subsidiaries and will be effectively subordinated to any secured indebtedness of the IEA Issuer, to the extent of the value of the collateral securing such indebtedness. Certain restrictions set forth in the indenture governing the 6.625% IEA Senior Notes were suspended in October 2022 following the acquisition of IEA by MasTec because such notes were rated “investment grade” by at least two nationally recognized ratings agencies. These covenants will remain suspended for so long as such investment grade ratings are maintained.
Exchange Offer and 6.625% MasTec Senior Notes
In August 2022, we commenced a private exchange offer and consent solicitation to certain holders of the 6.625% IEA Senior Notes for up to an aggregate principal amount of $300.0 million of 6.625% MasTec Senior Notes, conditioned upon completion of the IEA acquisition. On October 26, 2022, approximately $74.9 million in principal amount of 6.625% IEA Senior Notes were exchanged for the same principal amount of 6.625% MasTec Senior Notes. Interest on the 6.625% MasTec Senior Notes is payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2023. The 6.625% MasTec Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 6.625% MasTec Senior Notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of the subsidiaries of the Company, including trade payables and the 6.625% IEA Senior Notes.
Additional Information
See “Recent Transactions,” above, regarding our recent acquisition of IEA and related debt transactions. For detailed discussion and additional information pertaining to our debt instruments and IEA-related financing activities, see Note 7 - Debt in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for current period balances and discussion and see Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2021 Form 10-K.
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
Impact of Inflation
Over the last year, inflation, supply chain and labor constraints have had a significant impact on the global economy, including on the construction industry in the United States. The primary inflationary factors directly affecting our operations are labor, fuel and material costs. Inflation has caused an increase in consumer prices, thereby elevating the risk of a recession. At the same time, the labor market remains at historically low levels of unemployment and companies are continuing to look to expand their employee workforces, creating further pressure on the supply of skilled labor. In times of low unemployment and/or high inflation, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of our customers’ projects, and accordingly, demand for our services. Material and commodity prices are subject to unexpected fluctuations due to events outside of our control, including fluctuations in global supply and demand, climate-related effects, and geopolitical events, such as the ongoing conflict in Ukraine, which events have recently caused market volatility, particularly in the oil and gas markets, among others. Recent increases in labor, fuel and materials costs, to the extent that we have been unable to pass such increases along to our customers, have negatively affected our project margins, and could continue to affect our profitability in the future if we are unable to pass these costs along to our customers. Such market volatility can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Market prices for goods can also be affected by supply chain disruptions, such as those arising from the effects of the COVID-19 pandemic. Additionally, as discussed within “Interest Rate Risk” below, the current inflationary environment has also resulted in an increase in market interest rates, which has increased the rates of interest on our variable rate debt. We closely monitor inflationary factors, including the current rise in the rate of inflation, and any potential effects they may have on our business operations, operating results and/or financial condition. While the impact of these factors cannot be fully eliminated, we proactively work to mitigate the effects of inflation; however, continued inflationary pressures and related interest rate increases could adversely affect our business operations in the future.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2022, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our Term Loan under our Credit Facility accrues at variable rates based, at our option, on a Eurocurrency rate, as defined in the Credit Facility, plus a margin, or a base rate, as defined in the Credit Facility, plus a margin. As of September 30, 2022, we had $921 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 4.30% and a Term Loan with a balance of $350 million and an interest rate of 4.51%. The current year interest rates for our Credit Facility and Term Loan reflect basis point increases of approximately 290 and 320, respectively, over the comparable period in 2021. In addition, as of the October 2022 closing date of the IEA acquisition, the outstanding principal balance of revolving loans under our Credit Facility has increased and we have $700 million of variable rate loans outstanding under the New Term Loan Facility.
Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. A 100 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $10 million for the nine month period ended September 30, 2022.
As of September 30, 2022, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes and $345 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 3.6%. In addition, in connection with the IEA acquisition, as of October 2022, we have an additional $300 million in aggregate principal amount of fixed notes bearing interest at 6.625%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise. See “Recent Transactions” and “IEA Acquisition Financing Activities,” above, for discussion of the October 2022 acquisition of IEA and related New Term Loan Facility, 6.625% IEA Senior Notes and 6.625% MasTec Senior Notes.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 2% of our total revenue for the nine month period ended September 30, 2022. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the nine month period ended September 30, 2022. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the nine month period ended September 30, 2022, foreign currency translation losses, net, totaled approximately $4 million and related to our operations in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of September 30, 2022. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2021 Form 10-K.
ITEM 1A.    RISK FACTORS
Subject to the potential effects of general economic conditions, including inflation and rising interest rates, and MasTec’s recent acquisition of IEA and the financing thereof, on certain of the risks we normally face in operating our business, including those disclosed in our 2021 Form 10-K, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2021 Form 10-K, as updated by our Quarterly Report on Form 10-Q and other filings we make with the SEC.
We are experiencing impacts from inflationary pressures, including with respect to fuel, labor and materials costs, which could adversely impact our profitability and cash flow.
The U.S. economy has entered a period of increasing inflation. We are experiencing, and may continue to experience, the general impact of inflationary market pressures on our business, particularly with respect to fuel, labor and materials costs. The inflationary environment and current general labor shortage has resulted in wage inflation as well as increased competition for skilled labor. It is possible that our labor, fuel and materials costs could continue to increase as we expand our operations and volume of work. We have not been, and may not be able to, fully adjust our contract pricing to compensate for these cost increases, which has affected, and may continue to affect, our profitability and cash flows. Inflationary pressures and related recessionary concerns in light of governmental and central bank efforts to mitigate inflation could also cause uncertainties for our customers and negatively affect their capital expenditure and maintenance budgets. Should inflation persist or increase, interest rates may continue to rise, and inflation overall could have a significant effect on the economy in general, and the construction industry in particular, as well as create volatility in the capital markets, which could adversely affect demand for our services, as well as our profitability and cash flows and/or our ability to obtain financing.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
July 1 through July 31	8,727	$72.74	—	$77,326,434
August 1 through August 31	8,622	$82.49	—	$77,326,434
September 1 through September 30	8,595	$79.26	—	$77,326,434
Total	25,944		—
(a)Includes 8,727, 8,174 and 8,595 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in July, August and September of 2022, respectively, 448 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in August of 2022.
(b)As of September 30, 2022, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020, totaled $77.3 million.
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

2.1
Agreement and Plan of Merger, dated as of July 24, 2022, by and among Infrastructure and Energy Alternatives, Inc., MasTec, Inc. and Indigo Acquisition I Corp., filed as Exhibit 2.1 to Infrastructure and Energy Alternatives, Inc.’s Current Report on Form 8-K filed with the SEC on July 25, 2022 and incorporated by reference herein.

10.1
Amendment No. 1 to Credit Agreement, dated as of September 1, 2022, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 1, 2022 and incorporated by reference herein.

10.2
Term Loan Agreement, dated as of September 1, 2022, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 1, 2022 and incorporated by reference herein.

10.3
Indenture, dated as of August 17, 2021, by and among IEA Energy Services LLC, the guarantors party thereto from time to time and Wilmington Trust National Association, as trustee, governing the 6.625% Senior Notes due 2029, filed as Exhibit 4.1 to Infrastructure and Energy Alternatives, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2021 and incorporated by reference herein.

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosure.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date:	November 3, 2022
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)