Form 10-K
period 2022-12-31
MASTEC INC
filed 2023-03-16
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
(Mark One)
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ 1
    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ 1
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No   ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4.1 billion, based on the closing price per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2022.
    There were 78,791,125 shares of common stock outstanding as of March 8, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
    The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2023 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

1 Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.

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
These forward-looking statements are based on our current expectations. These statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:
•    market conditions, including levels of inflation, rising interest rates or supply chain issues, technological developments, regulatory or policy changes, including permitting processes and tax incentives that affect us or our customers’ industries;
•    the effect of federal, local, state, foreign or tax legislation and other regulations affecting the industries we serve and related projects and expenditures;
•the effect on demand for our services of changes in the amount of capital expenditures by our customers due to, among other things, economic conditions, including the potential adverse effects of potential recessionary concerns, inflationary issues, supply chain disruptions and higher interest rates, the availability and cost of financing, climate-related matters, customer consolidation in the industries we serve and/or the effects of public health matters;
•activity in the industries we serve and the impact on our customers’ expenditure levels caused by fluctuations in commodity prices, including for fuel and energy sources, and/or fluctuations in materials, labor, supplies, equipment and other costs, or supply-related issues that affect availability or cause delays for such items;
•    our ability to manage projects effectively and in accordance with our estimates, as well as our ability to accurately estimate the costs associated with our fixed price and other contracts, including any material changes in estimates for completion of projects and estimates of the recoverability of change orders;
•risks related to completed or potential acquisitions, including our ability to integrate acquired businesses within expected timeframes, including their business operations, internal controls and/or systems, which may be found to have material weaknesses, and our ability to achieve the revenue, cost savings and earnings levels from such acquisitions at or above the levels projected, as well as the risk of potential asset impairment charges and write-downs of goodwill;
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
•requirements of and restrictions imposed by our credit facility, term loans, senior notes and any future loans or securities;
•the effect of state and federal regulatory initiatives, including risks related to and the costs of compliance with existing and potential future environmental, social and governance requirements, including with respect to climate-related matters;
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

•risks related to our strategic arrangements, including our equity investments;
•    risks associated with volatility of our stock price or any dilution or stock price volatility that shareholders may experience in connection with shares we may issue as purchase consideration in connection with past or future acquisitions, or as consideration for earn-out obligations or as a result of other stock issuances;
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
•risks associated with material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
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

PART I
ITEM 1.    BUSINESS
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: power delivery services, including transmission, distribution, environmental planning and compliance; wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline distribution infrastructure, including natural gas, carbon capture sequestration, water and pipeline integrity services; heavy civil; industrial infrastructure; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended December 31, 2022, we had an average of approximately 770 locations and 30,000 employees, respectively, and as of December 31, 2022, we had approximately 800 locations and 32,000 employees, respectively. We offer our services under the MasTec® and other service marks. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
We provide our services to a diversified base of customers, and a significant portion of our services are provided under master service and other service agreements, which are generally multi-year agreements. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require the construction or installation of an entire infrastructure system or specified units within an infrastructure system.
We seek to grow and diversify our business both organically and through acquisitions and/or other strategic arrangements in order to deepen our market presence, broaden our geographic reach and expand our service offerings. For discussion of our recent acquisitions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business,” which is incorporated by reference.
We manage our operations under five operating segments, which represent our five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery and (5) Other. This structure is generally focused on broad end-user markets for our labor-based construction services.
Our Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, as well as infrastructure for utilities, among others. Our Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage for renewable energy; various types of heavy civil and industrial infrastructure, including rail; and environmental remediation services. We perform engineering, construction and maintenance services for pipeline distribution, including natural gas, carbon capture sequestration, water and pipeline integrity services, for the energy and utilities industries through our Oil and Gas segment. Our Power Delivery segment primarily serves the energy and utility industries through the engineering, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas transmission lines, distribution network systems and substations; and environmental planning and compliance services. The Other segment includes certain equity investees, the services of which may vary from those provided by our primary segments, as well as other small business units that perform construction and other services for certain international end-markets. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional information regarding our segment reporting and significant customer concentrations.
In this Form 10-K, “$” means U.S. dollars unless otherwise indicated.
Industry Trends
Our industry is composed of national, regional and local companies that provide services to customers in a range of industries. We believe the following industry trends affect demand for our services:
Opportunities in our Communications Segment
Rapid innovation in service offerings to data consumers continues to increase demand for faster and more reliable wireless and wireline/fiber communications network services. Network data traffic is experiencing significant and accelerating levels of growth from increased usage of mobile devices, advancements in the “Internet of Things (IoT)” and a significant increase in the use of mobile and remote technologies. New and upgraded networks will be required to meet the increased level of data traffic from video and streaming technologies, ‘smart’ technologies, artificial intelligence and other technologies and advanced data services, including video surveillance, robotics, drones, digital health applications and autonomous vehicles, among others.
Telecommunications companies are projected to play a significant role in shaping the future as next generation 5G wireless technology gains traction among both businesses and consumers. 5G, the next generation of wireless and fixed wireless network capacity, is expected to provide a platform for the IoT, which can be harnessed to drive innovation and improvements in commerce, transportation, supply chain, research, healthcare, education, public safety, the development of “Smart Cities,” “Smart Homes” and “Smart Farming,” among many other applications. 5G is expected to provide businesses with significant real-time visibility, insight and control over assets, products and services, with the potential to transform how businesses operate and deliver new products and services.
In response to these growing opportunities, communications service providers (“CSPs”) are expanding, densifying and optimizing current 5G wireless and wireline/fiber communications network capacity. To achieve nationwide coverage levels, changes to the structure of the network architecture for 5G wireless communications will require a longer period of installation when compared to past generation wireless infrastructure changes. Large scale 5G deployments, which are ongoing and expected to continue over the next several years, will include additional and improved tower capacity, as well as deployment of numerous higher bandwidth small/micro cells, distributed antenna systems and fiber network expansion to densify network performance. We believe that continued nationwide 5G tower deployments and deployment of small/micro cells and fiber network expansion by major carriers in support of 5G will lead to growing demand for 5G telecommunications infrastructure over multiple years. The Federal Communications Commission’s (“FCC”) recent Facilitate America’s Superiority in 5G Technology, or “FAST” Plan, has made spectrum available to the market and is expected to encourage implementation of and investment in 5G technology across the United States by streamlining regulatory processes and updating infrastructure policies. In addition, there are several recent initiatives designed to drive development of telecommunications and 5G infrastructure in rural areas.
We believe that there will be significant fiber network expansion resulting from the combination of carrier spend and government programs that are expected to incentivize private investment in telecommunications infrastructure. The Infrastructure Investment and Jobs Act (the “IIJA”) was signed into law in November 2021 and provides approximately $65 billion of funding to improve and expand the nation’s broadband infrastructure and to make broadband more affordable for low-income Americans, including the Broadband Equity, Access and Deployment (“BEAD”) Program. BEAD will provide over $42 billion to expand high-speed internet access by funding planning, infrastructure deployment and adoption programs, with priority for unserved and underserved areas. Other government programs include the Rural Digital Opportunity Fund (“RDOF”), which will make over $20 billion in funding available to build and connect gigabit broadband speeds in unserved rural areas, and the 5G Fund for Rural America, which will provide up to $9 billion in funding through 2030 to bring 5G wireless broadband connectivity to rural America. Additionally, carriers are also investing in telecommunications infrastructure to expand their fiber footprint across the nation. One such example is the recently announced AT&T and BlackRock Alternatives joint venture, Gigapower LLC (“Gigapower”), which will operate a commercial fiber-optic platform in the Unites States. Gigapower plans to deploy its network to an initial 1.5 million customer locations outside of AT&T’s traditional wireline service presence.
The market for Smart City initiatives, in which cities use IoT technologies, artificial intelligence and cloud storage to collect and use insights gained from data to manage city assets, resources and services more efficiently, is a developing trend that is expected to accelerate due to the combination of increased data speeds and data capacity capabilities of wireless and wireline networks and developing IoT applications. Smart City initiatives include such technologies as Wi-Fi kiosks, smart lighting solutions, utility meters, smart traffic management systems, video sensors, weather sensors, drone sensors for public safety efforts and radio frequency identification sensors in the pavement. Grand View Research, in their 2023-2030 Smart Cities Market Size, Share & Trends Analysis report, estimated that the global Smart Cities market size was valued at approximately $1.3 billion in 2022, and is expected to grow at an estimated compound annual growth rate of approximately 26% from 2023 to 2030.
Smart Home technologies represent a wide range of solutions for monitoring, controlling and automating functions in a home. These technologies are expected to benefit from the global rollout of 5G and improvements in Wi-Fi technologies, which are revolutionizing the delivery of IoT services. Demand for smart home solutions is expected to increase significantly as consumers look to add smart home technologies such as connected cameras, video doorbells and security systems, lighting and energy management solutions and entertainment controls. Mordor Intelligence predicts that the Smart Home market will grow from approximately $80 billion in 2021 to approximately $315 billion in 2027. We believe that opportunities for installation and maintenance of both Smart City and Smart Home technologies will provide future growth opportunities, including for our install-to-the-home services business.
We believe that we are well-positioned, as one of the largest providers of communications infrastructure services, to substantially benefit from the expected multi-year significant and broad opportunities in the telecommunications market as previously described.
Opportunities in our Clean Energy and Infrastructure Segment
Climate change initiatives, including a focus on the reduction of carbon emissions, continue to drive trends in the mix of fuel sources used in energy generation toward cleaner and more sustainable energy sources. According to Deloitte’s Industry Outlooks 2021: Power, Utilities & Renewables report, businesses, states, cities and utilities have announced decarbonization plans, with many utilities and their customers announcing and accelerating plans to fully decarbonize over the next three decades. Demand for clean energy power sources continues to grow, with renewables reporting rising levels of usage and capacity, as well as declining costs as a result of innovations that have reduced the manufacturing costs of wind turbines and solar panels. According to a January 2023 publication by BloombergNEF, global investment in low-carbon energy transition projects totaled $1.1 trillion in 2022, a 31% increase over 2021. Of the total 2022 investment in low-carbon energy transition projects, renewable energy projects, including wind, solar and biofuels, totaled $495 billion, a 17% increase over 2021.
Additionally, growing corporate initiatives for smaller, standalone distributed generation facilities, together with regulatory and other policy initiatives at the federal, state and municipal levels, have spurred demand for clean energy production from sustainable power sources, including wind, solar and biomass. Currently, almost 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards (“RPS”) or renewable energy goals. States have created these standards to diversify their energy resources, promote domestic energy production and encourage economic development. Rising state renewable portfolio standards, increasing levels of corporate and residential demand, and improving economic competitiveness of renewable sources continue to be key drivers for their growth. In addition, growing efforts to address electric grid resiliency are expected to drive growth in renewables, as utilities and their customers increasingly consider renewable microgrids combined with energy storage solutions to support critical facilities.
The transition to a renewable energy economy is expected to require rapid transformation of, and significant investment in, the power sector. According to BloombergNEF’s January 2023 publication, energy transition and grid investment will need to triple to approximately $4.5 trillion from 2023 to 2030 to achieve the global net zero goals called for in the Paris Climate Agreement. Recent governmental and policy initiatives are expected to drive growth in renewable energy infrastructure. The IIJA includes funding for renewable energy innovation and deployment. Included within the $65 billion allocated to power infrastructure and energy programs is funding for fuels and technology investment, including carbon initiatives, clean energy technology supply chains, including battery power initiatives, solar energy research and development, and the development and deployment of hydrogen from clean energy sources, among others. In addition, the August 2022 Inflation Reduction Act (“IRA”) contains provisions that are designed to accelerate the deployment of clean energy technologies, reduce carbon emissions, lower energy prices and support the development of a reliable and affordable energy sector. The IRA provides almost $370 billion in clean energy funding to facilitate the clean energy transition, primarily in the form of tax incentives, grants and loan guarantees. Among the clean energy and climate provisions is approximately $70 billion of incentives over the next decade, including extensions of the renewable energy production tax credit and the investment tax credit for solar and other energy technologies, as well as production tax credits and investment tax credits for the qualified production of clean hydrogen and other clean fuels.
As a result of the trends and factors discussed above, we expect a continuing increase in demand for construction of renewable and other clean energy infrastructure in the coming years. In addition, we believe that replacement and repowering of existing wind turbines and foundations with next generation, higher efficiency turbines, as well as maintenance of aging wind farms, will provide increased opportunities for wind infrastructure projects.
We also provide heavy civil infrastructure construction services, including the construction and maintenance of buildings, roads, bridges, water/sewer systems and other civil infrastructure. We believe that initiatives to upgrade and replace aging infrastructure, along with policy incentives such as the IIJA, will lead to increased investment and future growth opportunities in this area. The IIJA includes approximately $110 billion of funding for roads and bridges, including $40 billion of funding for bridge repair, replacement and rehabilitation and $16 billion of funding for other major infrastructure projects, as well as approximately $50 billion of funding for water infrastructure, including for weatherization efforts to reduce the impact of climate change and to protect against droughts and floods.
We believe that industrial plant construction opportunities exist in a wide variety of industries, including in the renewable energy industry, as power companies explore ways to reduce their carbon footprint. We expect that the need for baseload backup power generation, coupled with the relative low price and environmental advantage of cleaner burning natural gas will continue to drive demand for gas-fired electrical generating plants. In addition, the transition to clean energy is driving recent trends to convert coal-fired power plants to lower carbon fuel sources such as solar, wind, geothermal, biofuel, biomass, hydrogen or a combination thereof. Coal-fired power plants are also being converted into battery storage facilities for renewable energy. A wide variety of industries may seek to expand, convert or construct new plants to take advantage of more economical, cleaner, lower cost and lower carbon fuel sources. Converting existing power plants to renewable sources is an attractive option, given that existing power plants have the electric infrastructure, including the power lines, transformers and other equipment that is required to connect the power to the grid. Additionally, the IRA includes incentives that could help accelerate this trend by improving the economics of the coal-to-clean energy transition, in particular for communities with an existing coal power plant, as the IRA provides for an incremental tax credit for new renewable projects, as well as a new tax credit for battery storage projects. Industrial facilities and power plants in the biofuels/biomass, food processing, lithium recycling, natural gas and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.
We are one of the leading renewable contractors in North America, with expertise in wind, solar and biomass, as well as a leading contractor in the construction of industrial and other power plants and heavy civil infrastructure, and we expect to benefit from market trends in these industries.
Opportunities in our Power Delivery Segment
The U.S. electrical transmission and distribution infrastructure, referred to as “the grid,” is composed of a network of electric generating facilities, high voltage transmission lines, substations and distribution lines that bring power to homes and businesses. The grid will continue to require significant ongoing maintenance, upgrade and expansion to continue delivery of reliable and affordable power. This will include strengthening aging infrastructure, addressing future grid resiliency and modernization efforts (“Smart Grid”) and adapting to changing energy supply, population shifts and distribution requirements, including the impact of the shift toward electric vehicle technologies. According to a June 2022 IBIS World report, U.S. industry revenue for construction and repair work on electric power transmission infrastructure was projected to approximate $48.2 billion in 2022. We expect future growth in electric transmission and distribution infrastructure from projects to digitize, modernize, harden and secure the grid against increasing levels of disruption from natural and man-made disasters, including extreme weather events, wildfires and potential cyber-attacks, as well as to address changing energy supply requirements and grid reliability.
In addition, clean energy production trends are expected to lead to increased investment in electric infrastructure, with a changing fuel mix that is moving toward cleaner and more sustainable energy sources, such as natural gas and renewables. In recent years, many utilities and their customers have announced plans to fully decarbonize over the next three decades. Power grid investment will be a key component of the low-carbon energy transition that is currently underway. According to the DOE’s Annual Energy Outlook 2022, the percentage of U.S. electricity generated by renewable sources is expected to double to over 40% by 2050, with renewable electric generating technologies expected to represent approximately 60% of new capacity additions through 2050.
The expected growth in electrical power generation from renewable energy sources will require significant investment in transmission lines, as wind, solar and other renewable power generation resources are typically located in remote areas of the country, far from industrial users and major population centers. Growth in electrical power generation from renewable sources in the U.S. will require grid updates to provide for storage of electricity from renewable energy sources and capabilities that can accommodate supply and demand for these new energy sources. BloombergNEF reported almost $275 billion of global power grid investment in 2022. Future demand for electrical transmission and distribution infrastructure is also expected to result from ‘Smart Utility’ initiatives, which seek to address growing populations, environmental goals and the need to optimize resources, as well as electric vehicles, as consumers and automakers increasingly shift toward electric vehicle technologies. According to a BloombergNEF January 2023 publication, global investment in electrified transport infrastructure grew to approximately $465 billion in 2022, an increase of over 50% from 2021. In its report, BloombergNEF predicts that energy transition and grid investment will need to triple to approximately $4.5 trillion from 2023 to 2030 to achieve global net zero goals, with electrified transport, renewable energy and grid investment representing the largest energy transition investment opportunities.
These trends, along with governmental climate change policy initiatives toward net zero carbon emissions, as well as the recently passed IIJA and IRA programs, which are designed to incentivize investment in clean energy technologies for power generation, are expected to drive significant future investment in electric infrastructure. The IIJA includes approximately $65 billion for upgrades to power infrastructure, research and development of transmission and electricity distribution technologies and smart grid technologies. The funding is focused on grid reliability and security, renewable energy innovation and deployment, and ensuring supply chains critical for energy innovation. The IIJA also includes $7.5 billion for investment in a national network of electric vehicle chargers. In addition, among the key provisions of the IRA is funding to address climate change, beginning with a rapid transition in the nation’s energy system to cleaner sources of electric power generation. The IRA includes billions of dollars in tax incentives, grants and loan programs to support the development, and accelerate deployment of, clean energy power projects, including for energy generation, energy manufacturing, clean fuels, clean vehicles and energy efficiency.
We believe significant capital investment in the transmission and distribution system will be required to meet the above-mentioned infrastructure requirements, and that we are well-positioned to benefit from these developing trends.
Opportunities in our Oil and Gas Segment
We are one of the largest pipeline contractors in North America, with a balanced portfolio of service offerings, including union and non-union services. Our pipeline offerings include construction and maintenance services for pipeline distribution, including for natural gas pipelines, carbon capture sequestration, water pipelines and pipeline integrity services, including replacement and rehabilitation of aging infrastructure for the energy and utilities industries.
We expect that natural gas power generation will remain a fuel of choice for both primary power generation and baseload backup power generation to support intermittent clean energy sources, and that this trend will drive the growth of natural gas as a source of base load lower-carbon power generation, both in the U.S. and abroad. According to the DOE’s Annual Energy Outlook 2022, natural gas is expected to approximate 35% of U.S. electricity generation by 2050, and natural gas-powered sources are expected to represent approximately 40% of new capacity additions through 2050, the second largest source behind renewable technologies. We believe that trends in natural gas power generation will require continued construction of pipeline infrastructure to provide fuel safely and efficiently to these facilities. In addition, demand for liquified natural gas (“LNG”) exports has risen in recent years, with the U.S. having exported more LNG than any other country as of July 2022, according to a September 2022 publication by the U.S. Energy Information Administration. This continued trend is expected to drive construction of pipeline infrastructure for the transport of LNG to coastal export facilities in North America. Additionally, we believe that gas utility distribution spending for replacement and rehabilitation of aging infrastructure will accelerate over the next several years due to regulatory, sustainability and safety concerns. Similarly, we expect that aging pipeline infrastructure will increasingly require replacement lines and pipeline integrity services as our customers look to enhance the safety, productivity and lives of existing infrastructure.
Additionally, recent trends toward decarbonization and carbon emission reductions in connection with the low-carbon energy transition are driving demand for carbon capture sequestration technologies as well as the use of hydrogen as a clean energy power source. Pipeline infrastructure is expected to play a key role in the transformation to low-carbon energy sources and we believe that we are well positioned to support these developing market trends. The IIJA includes funding for carbon initiatives, including for carbon capture technologies, and the IRA also provides incentives and provisions for hydrogen, carbon capture, utilization and sequestration technologies.
We believe that the above-mentioned trends will support continued levels of future project activity across multiple service offerings we provide and that we are well-positioned to benefit from these trends.
Competitive Strengths
Our competitive strengths include:
Diverse Customer Relationships. We serve a diversified customer and industry base. Our customers include some of the largest communications, utility and power companies, including renewable and other energy providers in North America, among others. We have longstanding relationships and have developed strong alliances with many of our customers, and we strive to maintain these customer relationships and our status as a preferred vendor to our customers.
Reputation for Reliable Customer Service and Technical Expertise. We have established a reputation for quality customer service and technical expertise. Our reputation gives us an advantage when competing for new work, both from existing and potential customers. In addition, we have broad service offerings, together with capabilities and expertise in the construction and installation of a wide variety of infrastructure, including wireless, wireline/fiber, clean energy, power delivery, pipeline, heavy civil and industrial infrastructure.
North American Footprint. Including our predecessor companies, we have been in business for over 90 years and are one of the largest infrastructure construction services companies in North America operating primarily in the United States and Canada. For the twelve month period ended December 31, 2022, we had an average of 770 locations and 30,000 employees, respectively, and as of December 31, 2022, we had approximately 800 locations and 32,000 employees, respectively. We offer comprehensive end-to-end infrastructure services to our customers and believe that our experience, technical expertise, geographic reach, financial resources and size are important to our customers.
Ability to Respond Quickly and Effectively. The skills required to serve our end-markets are similar, which allows us to utilize qualified personnel across multiple end-markets and projects. We are able to respond quickly and effectively to industry, market and technological changes, demand and major weather and climate-related events by allocating our employees, fleet and other assets as and where they are needed, enabling us to provide cost-effective and timely services for our customers.  We have demonstrated that we have the ability, resources and comprehensive service capabilities required to handle large and complex projects, and our geographic reach, scalability and financial stability enable us to meet our customers’ changing needs.
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
Sustainability Governance. We believe that sustainability is central to our mission and success. The Nominating, Sustainability and Corporate Governance Committee of the Board of Directors has oversight of sustainability matters for MasTec, including overseeing and periodically reviewing MasTec’s integration of corporate responsibility and sustainability, including environmental, social and governance principles and climate-related matters into our business strategy and decision-making processes.
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
Clean energy infrastructure. As a leading North American clean energy contractor, we are committed to working with our customers to advance the transition to a lower carbon economy. In the fourth quarter of 2022, we completed the acquisition of Infrastructure and Energy Alternatives, Inc. (“IEA”), one of the largest utility-scale renewable energy infrastructure solutions providers in North America, significantly expanding the scale, expertise and capacity of our renewable power construction and maintenance service offerings. Through our Clean Energy and Infrastructure segment, we provide engineering, procurement and construction services and project management solutions to the power market, with services across wind, solar, biofuels, waste-to-energy (WtE) and biogas, cogeneration or combined heat and power projects, gas and hydrogen-fired power projects and battery storage. Our Clean Energy and Infrastructure segment has grown significantly from $300 million in revenue for 2017 to approximately $2.6 billion in revenue for the year ended December 31, 2022. Our renewable energy infrastructure business, which represented approximately 3% of our consolidated revenue in 2017, has grown to approximately 12% of our consolidated revenue in 2022, including the results of IEA for approximately one quarter. We expect significant growth in our renewable energy business in 2023, to approximately $3 billion in total revenue, representing almost 25% of our consolidated business results. As interest in climate change solutions continues to increase, including decarbonization of power generation, we anticipate expanding growth opportunities in our clean energy and infrastructure group. Assuming these trends continue, we anticipate that our Clean Energy and Infrastructure segment will continue to significantly expand and approach almost 40% of our total revenue over the next several years.
Power delivery infrastructure. We believe the nation’s electrical transmission and distribution grid infrastructure will require significant capital investment to support the transition to low-carbon renewable power sources and the broader adoption of electric vehicles. We build infrastructure that connects our nation’s power generation sources to consumers, including infrastructure solutions that link remotely located renewable electric generation capacity to energy consumers and provide access to new renewable and efficient natural gas and other power generation sources. We also work with our customers to design and build innovative, smart energy solutions, including modernization of overstressed sections of the electric grid with insufficient capacity, electric grid hardening, wildfire mitigation and restoration services and the upgrade of aging electric infrastructure. Our projects improve the performance, safety, resiliency and efficiency of the nation’s electrical grid and advance the goal of modern, smart energy solutions for our nation’s future that will contribute to the diversification of power generation sources in the future. In December 2021, we completed the acquisition of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”), one of the largest utility contractors in the United States. The addition of HMG to MasTec’s existing operations has enhanced our capabilities, scale and capacity in providing power delivery services to our customers as they work to advance the transition to renewable energy generation and modernize power grid systems.
Telecommunications infrastructure. We build wireless and wireline/fiber infrastructure that connects communities and improves communications infrastructure across our nation. Demand for wireline and wireless infrastructure has accelerated in recent years, including as a result of the COVID-19 pandemic, which increased demand for connected technologies to support increased levels of telecommuting, telehealth, virtual learning and other advanced “internet-of-things” and remote technologies. Technological advances that improve speed, connectivity and bandwidth across our nation, including in dense urban areas and in rural communities, are expected to serve as the foundation for transformative technological innovations, including ‘Smart City’ and urbanization projects and other advances in connected technologies. The faster speeds and reduced latency associated with 5G is forecast to serve as the foundation for transformative technological innovations, such as connected cars, robotics, telematics, healthcare, industrial applications and entertainment, which have the potential to improve living standards across all communities as well as to reduce our nation’s carbon footprint. We are participating in the buildout of our nation’s 5G and other telecommunications infrastructure, helping to revolutionize telecommunications technologies across the U.S. We are also proud to have participated in the buildout and expansion of FirstNetTM, the nation’s first wireless official public safety network for first responders.
Energy pipeline infrastructure. Investments in pipeline integrity and line maintenance promote environmental and public safety, including methane reduction initiatives, while enhancing the safety, productivity and useful lives of our customers’ assets. Our natural gas pipeline construction services help our customers access and distribute cleaner burning natural gas throughout the United States, assisting in the transition from high carbon emission electricity sources to natural gas as a cleaner burning and lower carbon emission fuel source. Additionally, pipeline infrastructure provides a lower carbon emission and environmentally safer transportation alternative for oil and gas products versus truck and rail transport. A study published by the National Bureau of Economic Research found that the air pollution and greenhouse gas effects of shipping crude oil by rail are nearly twice as large as those when using pipelines for such transport.
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
Water pipelines. Our water pipeline services increase the efficiency of water used in energy field operations in an environmentally-focused manner. We build expansive water pipeline gathering networks, which allow for the recycling of water, thereby reducing freshwater requirements as well as the amount of water disposed. Additionally, the use of water pipelines reduces the need for trucking, which saves time, money and reduces pollution and carbon emissions.
Emergency restoration services. The increased frequency and severity of weather and climate-related events, including hurricanes, wildfires and ice storms, exacerbated in part by climate change, have created a greater need for power and telecommunications reliability and restoration services. Following the occurrence of storms and other natural disasters, our dedicated crews are quickly on-site, helping to restore power and telecommunications services in affected areas. Our power delivery crews are also involved in preventative and restoration efforts for wildfire-related events. Our crews are among those that are called upon to maintain and patrol electrical lines during high-risk periods, such as in periods of drought, high wind and extreme temperatures, so that power lines can be proactively and safely managed, as well as to assist with restoration efforts following wildfire events. We also provide wildfire mitigation services, including grid hardening and power line undergrounding, whereby power lines are buried in areas considered to be at high risk for fires. We also provide electrical grid hardening services in several regions of the country to reduce the risk of storm outages caused by damage to overhead power lines during a storm. These efforts include the movement of overhead power lines and related infrastructure underground, as well as replacement of wood poles with concrete or steel poles capable of withstanding significant storm events. MasTec is proud to work with and support communities affected by natural disasters, including repair and modernization efforts for telecommunications and electric grid infrastructure.
Environmental planning, compliance and remediation. Environmental planning and compliance are a top priority on all MasTec projects, and are a key element of construction projects across the nation. Our environmental services group specializes in all aspects of environmental planning, permitting and compliance within energy infrastructure. We have expertise in environmental inspection and compliance, environmental permitting, planning and pre-construction services, natural resources management, including wildlife and sensitive natural resource protection, siting and feasibility studies and community and government outreach designed to build lasting community relationships. We also have expertise in environmental remediation services, including site development, environmental site closure and coal combustion residuals management services.
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
Climate change mitigation and environmental initiatives. We are committed to minimizing the effects of our operations on the climate and the environment and endeavor to reduce our carbon footprint, energy usage and greenhouse gas emissions. We seek to foster conservation and environmental awareness within our operations, and we endeavor to identify and incorporate energy, carbon and water efficiency considerations into our project planning and execution. We understand the importance of tracking and managing climate-related matters, including greenhouse gas emissions. We are evaluating processes that will enable us to measure and manage our climate-related risks and opportunities on an enterprise-wide basis. We have implemented GPS, smart idling and other advanced technologies in approximately 80% of our vehicle fleet operations to improve fleet efficiency, fuel consumption and safety. Additionally, certain of our operations have invested in equipment containing advanced emissions reduction technologies, helping to reduce our carbon footprint.
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
We place a significant priority on respectful collaboration with our local communities, including indigenous communities, and we utilize indigenous community subcontractors and suppliers within our operations. We support our local communities by utilizing local businesses for goods and services, including for project crews and office operations, and we are active members of our local chambers of commerce and economic development organizations. Our community outreach programs include programs tailored to military veterans, who represented approximately 4% of our workforce in 2022.
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
Governance Principles and Shareholder Alignment. We seek to align the interests of our Board of Directors and management with those of our shareholders and other stakeholders, and we believe that an independent, well-diversified Board is an essential attribute of effective Board governance. Diverse backgrounds are integral to effective governance, risk management and business opportunity assessments, which are key components of creating long-term value. Our Board has racial, ethnic and gender diversity, with approximately 63% of our Board representing women or minorities as of December 31, 2022. Our Board also has a diverse skill set, including members with executive leadership, financial, risk management, health and safety and relevant industry expertise.
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
Sustainability and Climate-Related Governance. The Nominating, Sustainability and Corporate Governance Committee of the Board of Directors has oversight of sustainability-oriented matters for MasTec, including overseeing MasTec’s approach to considering, evaluating and integrating climate-related risks and opportunities into MasTec’s business strategy and decision-making processes. This Committee is also responsible for considering MasTec’s material sustainability issues, discussing associated risks with the full Board and management and reviewing and considering whether MasTec has appropriate policies, processes, strategies and initiatives in place to address such matters, including climate-related risks and opportunities. The potential implications and financial impact of the climate-related risks and opportunities remains uncertain, but we recognize that these risks and opportunities could be significant to our business. We regularly assess our business risks and opportunities, and we are working to develop our processes to assess the potential effects and magnitude of climate-related risks and opportunities on our operations, financial results and key business strategies, as guided by the recommendations of the TCFD.
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

Effective Capital Structure Management. We have made significant investments in transformational acquisition activities over the past few years, including the acquisition of IEA in the fourth quarter of 2022, and the acquisitions of HMG, and INTREN, LLC (“INTREN”) in 2021. We achieved an investment grade credit rating in 2021 and have maintained this investment grade rating despite the increase in our leverage during 2022, primarily to finance the acquisition of IEA. We expect to manage our capital structure in the future to maintain this credit rating and we believe that we have sufficient capital resources to fund our planned operations. As of December 31, 2022, we had approximately $861 million of borrowing availability under our revolving credit facility, with aggregate borrowing commitments of approximately $2.3 billion under our senior unsecured credit facility. We may consider opportunities to refinance, repurchase or retire outstanding debt as part of our ongoing capital structure evaluation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Financial Condition, Liquidity and Capital Resources,” for details pertaining to recent capital structure activities.
Leverage Core Performance and Expertise through Strategic Acquisitions. We pursue selected acquisitions, investments and strategic arrangements that allow us to expand our operations, service offerings, customer base or geographic reach. We have diversified our business and expanded our service offerings and geographic footprint in recent years, both organically and through acquisitions. For discussion of our recent acquisitions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business,” which is incorporated by reference. In our efforts to maximize the potential of the businesses we acquire, we work to integrate them into our operations and internal control environment in a timely and efficient manner. We evaluate our business and operations on a regular basis, and from time to time, we may divest certain businesses or assets or curtail selected business activities or operations that do not produce adequate revenue or margin or those that no longer fit within our long-term business strategy.
Services
Our core services are the engineering, building, installation, maintenance and upgrade of infrastructure, primarily for communications, power generation and utilities customers. We provide similar services to each of these customers, including:
Build. We build infrastructure projects for customers across a range of industries. We specialize in building underground and overhead distribution systems, including trenches, conduits, cell towers, fiber, cable and power lines that provide wireless and wireline/fiber communications; clean energy infrastructure, including for renewable energy power generation; pipeline infrastructure, including for natural gas, carbon capture sequestration and other product transport; power delivery services, including electrical and gas transmission and distribution systems; industrial and heavy civil infrastructure; compressor and pump stations and treatment plants; and water infrastructure, including water pipelines.
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
Maintain and Upgrade. We offer 24 hour/365 days-a-year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities, networks and infrastructure, including communications, power generation, pipeline, electrical distribution and transmission and industrial and heavy civil infrastructure. We also provide emergency services for service restoration following natural disasters and accidents, and we perform environmental planning, compliance and remediation. Our upgrade work ranges from routine replacements and upgrades to major overhauls.
Customers
We have longstanding relationships with many customers, and often provide services under master service and other service agreements, which are generally multi-year agreements. Our master service agreements are typically exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is usually generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice. For the years ended December 31, 2022, 2021 and 2020, revenue derived from projects performed under master service and other service agreements totaled 51%, 38% and 36%, respectively, of consolidated revenue.
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
We believe that our industry experience, technical expertise, broad service capabilities and reputation for customer service, as well as the relationships developed between our customers and our senior management and project management teams are important to our being retained by our customers. See Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for customer concentration information.

Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 75% of our estimated year-end 2022 backlog in 2023. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	December 31, 2022	September 30, 2022	December 31, 2021 (a)
Communications	$5,303	$5,024	$4,583
Clean Energy and Infrastructure	3,227	1,933	1,543
Oil and Gas	1,740	1,513	1,171
Power Delivery	2,709	2,757	2,642
Other	—	—	—
Estimated 18-month backlog	$12,979	$11,227	$9,939
(a) Backlog as of December 31, 2021 was recast during the first quarter of 2022 to conform with the change in segment reporting for the HMG acquisition, the effect of which was a decrease in Power Delivery segment backlog of $223.0 million, and an increase in backlog for the Communications and Oil and Gas segments of $79.0 million and $144.0 million, respectively.
As of December 31, 2022, 56% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from economic or other conditions, including supply chain disruptions, inflationary effects, climate-related matters, potential recessionary uncertainty, political unrest, such as the ongoing military conflict in Ukraine, effects of public health matters and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference. As of December 31, 2022, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $7.7 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $2.4 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2023 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $4.2 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
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
Safety and Insurance/Risk Management
We have a proactive safety culture and we strive to instill and enforce safe work habits in our employees. Our employees are required to participate in training programs relevant to their employment, including all those required by law. We actively train our workforce in everyday safety practices and provide detailed guidelines that are required to be followed as work tasks are contemplated and completed. Training programs are tailored to an employee’s job function, responsibilities and level of experience and are designed in accordance with industry best practices and standards. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. Team members are responsible for preventing incidents, injuries and occupational illnesses, and our project leadership team is tasked with ensuring that projects are accomplished in a safe, productive, environmentally and quality-focused manner. Our business units have established robust safety programs to monitor and improve compliance with safety procedures and regulations, and through our risk management programs, we educate our staff, subcontractors and suppliers on safety matters. We strive continuously to assess and improve our safety programs and performance. We also provide training for other workplace and risk management programs, including for cyber security, workplace diversity and harassment, human trafficking awareness, emergency preparedness and other potential workplace hazards, among others.
Our business involves the use of heavy equipment and exposure to potentially dangerous workplace conditions. While we are committed to operating safely and prudently, we are subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. Our insurance policies are subject to high deductibles and we are self-insured up to the amount of the deductible. We maintain insurance policies for workers’ compensation, general liability and automobile liability that are subject to per claim deductibles. In addition, we maintain excess umbrella coverage and an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. We also manage certain of our insurance liabilities indirectly through our wholly-owned captive insurance companies, which reimburse claims up to the applicable insurance limits. We are required to post collateral to certain of our insurance carriers, generally in the form of letters of credit, surety bonds and cash. See Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which is incorporated by reference.
Suppliers, Materials and Working Capital
Under many of our contracts, our customers provide the necessary materials and supplies for projects and we are responsible for the installation of, but not the cost or warranty of, those materials. Under certain other projects, we purchase the necessary materials and supplies on behalf of our customers from third-party providers. We have not been dependent on any one vendor for project-related materials or supplies required for the projects we manage. We also depend on the availability of certain equipment to perform our services. We operate a diverse fleet of on-road and off-road equipment. Substantially all of our equipment is obtained from third-party vendors, and we are not dependent upon any single vendor for our equipment requirements. A number of factors that we may not be able to accurately predict or control could result in increased costs for, or delays in delivery of, materials and equipment, including supply chain disruptions.
In 2022, certain market-related supply chain disruptions affected our industry, and as a result, we increased our level of purchasing activity to secure the necessary materials and equipment to meet our project requirements. While we believe that we have taken steps to secure delivery of the materials and equipment required by our business operations and do not anticipate any significant disruptions with respect thereto, our operations could be negatively affected if the current supply chain disruptions continue or become worse. In addition, certain of our clean energy customers began experiencing regulatory-related supply chain issues in 2022 that have resulted in delays, shortages of, and increased costs for, the materials necessary to construct certain solar renewable projects, which could affect our ability to perform these projects in the near-term.
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
Competition
Our industry is highly competitive and highly fragmented. We compete with a number of companies in the markets in which we operate, ranging from small local independent companies to large national firms. Certain barriers to entry exist in the markets in which we operate, including adequate financial resources, technical expertise, high safety ratings, established customer relationships and a proven track record of operational success. Some of our customers employ their own personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, geographic presence, industry reputation, safety record and reputation for customer service. While we believe our customers consider a number of factors when selecting a service provider, they award most of their work through a bid process, and price is often a principal factor in determining which service provider is selected.
Regulation and Environmental Matters
We are subject to state and federal laws that apply to businesses generally, including laws and regulations related to labor relations, wages, worker safety and environmental protection. While many of our customers operate in regulated industries (for example, utilities regulated by the public service commission or communications companies regulated by the Federal Communications Commission (“FCC”), we are generally not subject to such regulation and oversight. In addition to environmental laws and regulations, our operations are subject to numerous other laws and regulations, among them:
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
We have a substantial investment in construction equipment that utilizes fuel. Any changes in laws requiring us to use equipment that runs on alternative power sources, could require a significant investment, which could have a material adverse effect on our results of operations, cash flows and liquidity. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business.
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
For the twelve month period ended December 31, 2022, we had an average of approximately 30,000 employees, of which approximately 7,000 were represented by unions or were subject to collective bargaining agreements, and as of December 31, 2022, we had approximately 32,000 employees, of which approximately 7,000 were represented by unions or were subject to collective bargaining agreements. Approximately 97% of our employees are located in the United States.
Safety. Safety is a core value at MasTec. It is a mindset that permeates all aspects of our operations, and an attitude that our employees exhibit, strongly and openly. We recognize the need of our workforce to have a safe workplace and are committed to maintaining a strong and sustainable safety culture within our organization. We continually evaluate our safety programs to protect our most important asset – our team members. For example, the COVID-19 pandemic presented unprecedented challenges in many parts of our business and operations, including with respect to keeping our employees safe. Accordingly, we adjusted our standard operating procedures within our business operations to ensure employee and customer safety and developed human resource guidance to assist our employees with the effects of the COVID-19 pandemic.
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

Health and Wellness. Encouraging good health and following a healthy lifestyle is a MasTec philosophy. We encourage all our employees to take an active role in living a healthy lifestyle and offer wellness tools and resources to help achieve and maintain good health. We offer a comprehensive and flexible benefits program, including medical, dental, vision and prescription insurance, as well as access to telehealth services, which were expanded during the COVID-19 pandemic to assist employees with medical and mental health matters. In addition, to help our employees build a financially secure future, we offer a 401(k) plan with matching benefits, an employee stock purchase plan, life and disability insurance plans and a flexible spending account to help employees cover medical expenses. We also offer employees support for personal and work-life issues, including health, legal and financial matters.
Professional and Career Development. We believe that professional development is essential to the success of our business, as it drives employee engagement and ensures that our team members have the requisite skills and training to deliver the highest level of excellence to our customers. Our employees’ career development begins with the onboarding process and continues throughout their careers. Ongoing training is designed to develop our employees’ technical, professional and leadership skills and is customized to meet the qualifications and requirements necessary for our employees to succeed in their positions. We invest significant resources in education, certification, training programs, and other professional development opportunities, including apprenticeship- and leadership-oriented training programs, tuition reimbursement for qualified training programs, sponsored attendance at industry conferences, departmental and divisional leadership conferences, employee training centers and advancement opportunities within and across businesses and divisions. We seek to develop and cultivate current and future leaders, and design our training programs to create high performing teams, improve productivity, positively affect employee motivation and retention and further enhance career development opportunities. We believe that our team culture, along with competitive salary and benefits packages and our focus on employee training and career development, including opportunities for promotion and mobility within our organization, helps us to attract and retain a diverse and experienced workforce.
Team Culture, Diversity, Equity and Inclusion. Our success depends upon the success of our team, which requires us to have exceptional team members, as well as an exceptional team. Teamwork is part of our culture and is one of our core values. We believe that our employees and our customers benefit from the collective and well-coordinated efforts that result from effective employee engagement, teamwork and collaboration. We seek to foster an environment of strong employee engagement through our commitment to our employees and our team culture. A strong team culture, together with effective processes and people, allows us to consistently meet the needs of our customers and stakeholders.
We are committed to diversity, equity and inclusion in the workplace and to fostering an environment where our employees can freely bring diverse perspectives and varied experiences to work. We seek to attract the best talent and foster a culture of inclusion, teamwork, support and empowerment where all talented individuals have access to opportunities and can achieve success. Our commitment to diversity, equality and inclusion, together with our culture of belonging allows us to recruit and retain highly talented employees so that we are able to deliver exceptional results to our customers. As of the date of our most recent EEO-1 report, which was certified in May 2022, 45% of our overall U.S. workforce and 45% of our U.S. executive, manager and professional workforce was represented by women and minorities.
Certain of our businesses have incorporated the use of annual diversity assessments and goal setting targets to expand diversity within our management and employee teams, and we expect to continue in these efforts. A notable portion of our workforce includes military veterans, and we regularly engage in outreach programs tailored to military veterans.
Available Information
A copy of this Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission (the “SEC”). Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees and includes additional criteria that are applicable to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and senior financial and other officers, and the charters for each of our Audit, Compensation, and Nominating, Sustainability and Corporate Governance Committees are also available on our website in the Investors section under the tab “Corporate Governance,” or may be obtained by contacting our Vice President of Investor Relations by phone at (305) 406-1815, or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and senior officers on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information is not part of this report. Our reports filed with the SEC may be accessed at the SEC’s website at www.sec.gov.
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

Risks Related to the Industries We Serve
Economic downturns or unfavorable market conditions, including from inflation, rising interest rates or supply chain disruptions and/or political or market uncertainty, including from potential recessionary or public health concerns, could reduce capital expenditures in the industries we serve or could adversely affect our customers, which could result in decreased demand or impair our customers’ ability to pay for our services.
Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the economy. Unfavorable market conditions, including from inflation, rising interest rates or supply chain disruptions, economic downturns, political or market uncertainty, including potential recessionary concerns, or public health matters, such as pandemics, could have a negative effect on demand for, or the profitability of, our customers’ services, which could have a material adverse effect on our business, financial condition and results of operations.
The U.S. economy has been experiencing a period of higher inflation, and we have been subject to, and may continue to be subject to, the general impact of inflationary market pressures on our business, particularly with respect to fuel, labor and materials costs. The inflationary environment and current general labor shortage has resulted in wage inflation as well as increased competition for skilled labor. It is possible that our labor, fuel and materials costs could continue to increase as we expand our operations and volume of work. We have not been, and may not be able to, fully adjust our contract pricing to compensate for these cost increases, which has affected, and may continue to affect, our profitability and cash flows. Inflationary pressures and related recessionary concerns in light of governmental and central bank efforts to mitigate inflation could also cause uncertainties for our customers and negatively affect their capital expenditure and maintenance budgets. Should inflation persist or increase, interest rates may continue to rise, and inflation overall could have a significant effect on the economy in general, and the construction industry in particular, as well as create volatility in the capital markets, which could adversely affect demand for our services, as well as our profitability and cash flows and/or our ability to obtain financing. We continually monitor general economic conditions and the market conditions of the industries our customers serve and their relative health compared to the economy as a whole. Uncertain or adverse economic or political conditions, the lack of availability of debt or equity financing and/or higher interest rates could cause our customers to reduce their capital spending or, seek more favorable pricing and other contract terms and/or cause project cancellations or deferrals.
Additionally, our operations and financial results were negatively affected in 2022 by market-related supply chain disruptions. While we have taken steps to secure delivery of the materials and equipment required by our business operations, those measures may prove to be inadequate and our operations could continue to be negatively affected if the current supply chain disruptions continue or become worse. In addition, certain of our clean energy customers began experiencing regulatory-related supply chain issues in 2022 that have resulted in delays, shortages of, and increased costs for, the materials necessary to construct certain solar renewable projects, which could adversely affect our ability to perform these projects in the near-term.
The oil and gas markets have historically been and are likely to continue to be volatile. Oil and gas prices are subject to large fluctuations in response to changes in supply and demand, including from: climate change initiatives and demand for alternative energy sources; disruptions in global economic activity from public health outbreaks or pandemics, such as the COVID-19 pandemic; legislative and regulatory changes; market and political uncertainty, including from unrest and/or military actions involving oil-producing nations, such as the ongoing conflict in Ukraine; and a variety of other factors that are beyond our control. Such market volatility can affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Demand for pipeline construction services is sensitive to levels of activity in the oil and gas industry, as well as industrial and utility customer demand and regulatory constraints.
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The COVID-19 pandemic created significant volatility, uncertainty and economic disruption, including significant volatility in the U.S. economy and financial markets for several years, and negatively affected our operations during the same period. A public health epidemic or pandemic poses the risk that we or our employees, customers and/or business partners may be prevented from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns or cancellations that may be mandated or requested by governmental authorities or others, or that the pandemic may otherwise interrupt or affect business activities. Our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects, which could reduce their capital spending and/or result in reduced demand for our services and/or delays or cancellations of current or planned future projects. Delay in the receipt of regulatory approvals due to pandemic-related disruptions could affect project timing and activity levels. A pandemic could also cause us to incur incremental operational costs or experience lower levels of overhead absorption from a reduction in revenue, which could negatively affect our margins and profitability. Additionally, pandemic-related economic and market disruptions could lead to greater than normal uncertainty with respect to the realization of estimated amounts, including our estimates for backlog, revenue recognition, recoverability of goodwill, intangible assets and other investments and our provisions for credit losses. A pandemic could also expose us to increased risks and costs associated with workplace health claims, or from data security and privacy risks associated with employees accessing data and systems remotely. While the adverse effects of the COVID-19 pandemic have subsided, we may continue to experience negative effects on our business and operations from possible longer-term changes in consumer and customer behavior and/or from negative economic conditions, including recent inflationary effects, supply chain disruptions and limited availability of products.
An impairment of the financial condition of one or more of our customers due to adverse conditions, as described above, could hinder our customers’ ability to pay us on a timely basis. In the past, we have incurred significant losses from customers who filed for bankruptcy or experienced financial difficulties following a general economic downturn, for which certain industry factors worsened the effect of the overall economic downturn on those customers. In difficult economic times, some of our clients may find it difficult to pay for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could negatively affect our cash flows and liquidity. Our results of operations, cash flows and liquidity could be materially and adversely affected if a client fails to pay us on a timely basis or defaults in making payments on a project for which we have devoted significant resources.

Changes to laws, governmental regulations and policies, including governmental permitting and tax incentives, could affect demand for our services. Additionally, demand for construction services depends on industry activity and expenditure levels, which can be affected by a variety of factors, including the effects of climate-related matters. Our inability or failure to adjust to such changes or activity could result in decreased demand for our services and adversely affect our results of operations, cash flows and liquidity.
The industries we serve are subject to effects of governmental regulation, climate change initiatives and political or social activism, any of which could result in reduced demand for our services, delays in timing of construction of projects, or cancellations of current or planned future projects. Many of our customers face stringent regulatory and environmental requirements and permitting processes, including governmental regulations and policies. Most of our communications customers are regulated by the FCC, and our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”), among others. In addition, our utility customers are regulated by state public utility commissions. These agencies or governments could change their interpretation of current regulations and/or may impose additional regulations, which could have an adverse effect on our customers, reduce demand for our services and adversely affect our results of operations, cash flows and liquidity. Our customers, particularly in the oil and gas industry, could be adversely affected by regulatory initiatives or additional requirements, restrictions or legislation imposed by federal, state, local, or foreign governments, including from climate-related matters and/or any related changes in end-customer demand.
We build renewable energy infrastructure, including wind, solar and other renewable energy facilities, for which the development may be partially dependent upon federal tax credits, existing renewable portfolio standards and other tax or state incentives, including from the recently passed IIJA and IRA. The IIJA and IRA provide for funding in many of the markets in which we operate. We may not be able to obtain the expected benefits from the IIJA or IRA, and the timing of any awards under these programs is uncertain, which could add uncertainty to our backlog determinations. Elimination of, or changes to the IIJA, IRA, existing renewable portfolio standards, tax incentives or similar environmental policies could negatively affect demand for our services.
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

We could also encounter project delays due to political and social activism or local opposition, which could include injunctive actions or public protests related to the siting of our projects, and such delays could adversely affect our project margins. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost, or delays in the completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations, could result in large damage claims against us. Due to the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, damage claims could substantially exceed the amount we can charge for our associated services.
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
Our backlog consists of the estimated amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options, amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. A significant portion of our 18-month backlog is attributable to master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed under contracts for specific projects. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have experienced postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.

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
In the past, a small number of customers have accounted for, and in the future, could continue to account for, a significant portion of our revenue. Additionally, a significant portion of our services are provided on a non-recurring, project-by-project basis. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers reduce the amount of business they provide to us. In addition, our results of operations, cash flows and liquidity could be negatively affected if we complete the required work on non-recurring projects and cannot replace them with similar projects. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies, Note 13 - Segments and Related Information and Note 14 - Commitments and Contingencies in the notes to the audited consolidated financial statements, which are incorporated by reference, for revenue concentration information.
We also derive a significant portion of our revenue from multi-year master service and other service agreements. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. In addition, most of our contracts are cancelable on short or no advance notice, ranging from immediate cancellation to cancellation upon 180 days notice, even if we are not in default under the contract. This makes it difficult to estimate our customers’ demand for our services. A significant decline in the volume of work our customers request us to perform under these service agreements could negatively affect our results of operations, cash flows and liquidity.
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
Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to efficiently operate our business and maintain productivity and profitability. In times of low unemployment, such as the current market environment, it can be difficult for us to find appropriately skilled and qualified personnel at affordable rates and our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. We may be unable to hire and retain a sufficiently skilled labor force to support our operating requirements and growth strategy. Our labor and training expenses could increase as a result of a shortage in the supply of skilled personnel, which could adversely affect our profitability. Additionally, our business is managed by a number of key executive and operational officers, many of whom have extensive industry experience, and we are dependent upon retaining and recruiting qualified management to execute our business strategy. Lack of skilled labor, the loss of key personnel, labor shortages and/or increased turnover rates could lead to increased wage rates and increased costs to attract and retain employees, and could negatively affect our ability to operate efficiently, all of which could materially adversely affect our results of operations, cash flows and liquidity.
Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.
In preparing our consolidated financial statements in conformity with U.S. GAAP, management makes a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference, for details of our key estimates. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.
In addition, accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in accounting rules and regulations pursuant to FASB or SEC guidance could materially affect our reported financial results in a given period, and the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls, which could have an adverse effect on our results of operations, cash flows and liquidity.
Our business is subject to operational risk, including from operational and physical hazards that could result in substantial liabilities and weaken our financial condition.
Our business is subject to operational hazards due to the nature of services we provide and the conditions in which we operate, including electricity, fires, explosions, mechanical failures and weather-related incidents. While we invest substantial resources in occupational health and safety programs, there can be no assurance that we will be able to mitigate all such hazards or avoid significant liability. Construction projects undertaken by us expose our employees to electrical lines, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These risks and hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims that could substantially exceed the amount we charge for the associated services, government enforcement actions or regulatory penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if serious accidents or fatalities occur, or if our safety records were to deteriorate, we may be restricted from bidding on certain work or obtaining new contracts and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover or an increase the costs of our projects, or could harm our ability to perform under our contracts, and/or our reputation and ability to enter into new customer contracts, all of which could materially and adversely affect our revenue, profitability and liquidity.
In the ordinary course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.
From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. We may also be subject to litigation in the normal course of business involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. We may also become involved in disputes with customers regarding change orders and our entitlement to revenue in accordance with the terms of the applicable customer agreements. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our joint venture partners, equity investments, customers or other third parties.
Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages, as well as recognize revenue in light of these factors. We reassess our potential liability for litigation and contingencies, as well as revenue recognition, as additional information becomes available and adjust our accruals as necessary. We could experience a reduction in our profitability and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, if our insurance coverage proves to be inadequate or becomes unavailable, if our self-insurance liabilities are higher than expected, or if our recognized revenue requires adjustments. The outcome of litigation and other legal proceedings is difficult to assess or quantify, as such proceedings may involve very large or indeterminate amounts and the magnitude of the potential loss or recovery may remain unknown for substantial periods of time. Furthermore, because litigation and other legal proceedings are inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business and cause us to incur significant expenses, any of which could have a material adverse effect on our business, results of operations or financial condition.
Our business is seasonal and affected by the spending patterns of our customers, weather conditions, natural catastrophes and timing of governmental permitting, all of which exposes us to variations in quarterly results.
Some of our customers reduce their expenditures and work order requests towards the end of the calendar year. In addition, adverse weather conditions, particularly during the winter season, can affect our ability to perform outdoor services in certain regions. As a result, we generally experience reduced revenue in the first quarter of each calendar year. Natural catastrophes such as hurricanes or other severe weather, wildfires or flooding could affect our ability to perform outdoor services or utilize equipment and crews in affected regions. The effects of climate-related matters and/or timing of governmental permitting could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions. These events, as well as other global and/or economic effects, including public health matters, could create increased volatility in our results and/or adversely affect demand for our services and our results of operations, cash flows and liquidity.
We maintain a workforce based upon current and anticipated workloads. We could incur significant costs and reduced profitability from underutilization of our workforce if there is a significant reduction in the level of services we provide or if contract awards are delayed or not received.
Our estimates of future performance and results of operations depend, among other factors, on whether and when we receive new contract awards, which can affect the extent to which we are able to utilize our workforce. The rate at which we are able to utilize our workforce is affected by a variety of factors, including our ability to forecast the need for our services, which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects, our ability to manage attrition, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, professional knowledge and experience, these estimates may not be accurate and can frequently change based on newly available information. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching the size of our workforce to our project needs. If an expected contract award is delayed or not received, we could incur costs resulting from underutilization of our workforce, redundancy of facilities, or from efforts to right-size our workforce and/or operations, which could reduce our profitability and cash flows.
We are self-insured against many potential liabilities.
We maintain insurance policies with respect to automobile liability, general liability, employer’s liability, worker’s compensation and other type of coverages. We also manage certain of our insurance liabilities indirectly through our wholly-owned captive insurance companies, which reimburse claims up to the applicable insurance limits. Our insurance policies are subject to high deductibles or self-insured retention amounts. We are effectively self-insured for substantially all claims because most claims against us do not exceed the deductibles under our insurance policies and there can be no assurance that our insurance coverages will be sufficient or effective under all circumstances, or against all claims or liabilities to which we may be subject, which could expose us to significant liabilities and materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, insurance liabilities are difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury, the determination of our liability in proportion to other parties’ liability, the number of incidents not reported and the effectiveness of our safety programs. If our insurance costs exceed our estimates of insurance liabilities, or if our insurance claims increase, or if our insurance coverage proves to be inadequate or becomes unavailable, we could experience increased exposure to risk and/or a decline in profitability and liquidity.

A failure of our internal control over financial reporting could materially affect our business.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, including with respect to integration of the significant acquisition activity we have completed over the past few years. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Internal control over financial reporting may not prevent or detect misstatements due to inherent limitations in internal control systems. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation, harm our reputation, and/or adversely affect the market price of our common stock.
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
These events, among others, could cause system interruptions, delays and/or the loss or release of critical or sensitive data, including the unintentional disclosure of customer, employee or our information, and could delay or prevent operations, including the processing of transactions and reporting of financial results or cause processing inefficiency or downtime. While we have security, internal control and technology measures in place to protect our systems and network, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or other security failure, and someone obtains unauthorized access to our or our employees’ or customers’ information, our reputation could be damaged, our business may suffer and we could incur significant liability, or, in some cases, we may lose access to our business data, all of which could have a material adverse effect on our business, results of operations and financial condition and /or result in significant costs, fines or litigation. Similar risks could affect our customers, subcontractors or suppliers, indirectly affecting us.
In the ordinary course of business, we have been targeted by malicious cyber-attacks, although our systems have been sufficiently resilient to prevent disruption of our operations; however, because the techniques used to obtain unauthorized access or sabotage systems change frequently and are generally not identified until they are launched against a target, our current or future defenses may not be adequate to protect against new or revised techniques. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to investigate and mitigate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, while we maintain insurance policies that we consider to be adequate, our coverage may not specifically cover all types of losses or claims that may arise.
We regularly evaluate the need to upgrade, enhance and/or replace our systems and network infrastructure to protect our information technology environment, to stay current on vendor supported products and to improve the efficiency and scope of our systems and information technology capabilities. The implementation of new systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention, and/or causing delays or difficulties in transitioning to new systems. In addition, the implementation of new systems may not result in productivity improvements at the levels anticipated. System implementation and/or any other information technology disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and remediation of any such disruptions could result in significant costs.
In addition, the unauthorized disclosure of confidential information and current and future laws and regulations governing data privacy may pose complex compliance challenges and/or result in additional costs. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements, including recently proposed regulations by the SEC, could require significant additional resources and/or cause us to incur significant costs. Failure to comply with such laws and regulations could result in penalties, fines and/or legal liabilities and/or harm our reputation, which could have an adverse effect on our results of operations, cash flows and financial condition.
Our subcontractors and suppliers may fail, or be unable to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which could have a material adverse effect on our results of operations, cash flows and liquidity.
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

We also rely on suppliers, equipment manufacturers and lessors to obtain or provide the materials and equipment we require to conduct our operations. Any substantial limitation on the availability of suppliers or equipment, including from economic, regulatory or market conditions, including continuing supply chain disruptions as a result of the COVID-19 pandemic or other market factors, which have negatively affected our operations and financial results in 2022, could continue to negatively affect our ability to conduct our operations and/or our financial results in the future. Additionally, in an inflationary environment, such as the current market environment, in which our operations and financial results have been negatively affected, it can be difficult for us to find appropriately skilled and qualified subcontractors and suppliers at affordable rates and our costs may increase due to shortages in the supply and increases in subcontractor and supplier costs generally if we are unable to pass any such cost increases through to our customers. Any of these factors could adversely affect our results of operations, cash flows and liquidity in the future.
We could incur goodwill and intangible asset impairment charges, which could harm our profitability.
We have a significant amount of goodwill and intangible assets. We periodically review the carrying values of goodwill and intangible assets to determine whether such carrying values exceed their fair market values. Declines in the profitability of individual reporting units due to economic or market conditions or otherwise, including from inflation or rising interest rates, adverse changes in regulations and/or financial, competitive and other conditions, including declines in the operating performance of our reporting units, longer-term changes in consumer behavior from regulatory, climate-related or other factors, entity-specific events or other adverse changes in the key valuation assumptions contributing to the estimated fair value of our reporting units, could adversely affect the estimated fair values of the related reporting units, which could result in an impairment of the recorded balances of goodwill or intangible assets, which could materially and adversely affect our business, results of operations and financial condition. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies and Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net in the notes to the audited consolidated financial statements, which are incorporated by reference.
The use of a unionized workforce and any related obligations could subject us to liabilities that could adversely affect our liquidity, cash flows and results of operations.
Certain of our employees are represented by labor unions and collective bargaining agreements. Although all such collective bargaining agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur despite the terms of these agreements. Strikes or work stoppages could adversely affect our relationships with our customers and cause us to lose business. Additionally, as current agreements expire, the labor unions may not be able to negotiate extensions or replacements on terms favorable to their members, or at all, or avoid strikes, lockouts or other labor actions that could affect their members. Therefore, we cannot assure you that new agreements will be reached with employee labor unions as existing contracts expire, or on desirable terms. Any action against us relating to the union workforce we employ could have a material adverse effect on our business operations, financial results, liquidity and cash flows.
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
Based upon the information available to us from plan administrators as of December 31, 2022, several of the multiemployer pension plans in which we participate are underfunded and, as a result, we could be required to increase our contributions. The amount we may be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans. Although we do not have current plans to withdraw from any of the multiemployer pension plans in which we participate and are not aware of circumstances that would reasonably lead to material claims against us in connection with these plans, we could be assessed withdrawal liabilities, requirements to pay increased contributions and/or excise taxes in the future, any of which could adversely affect our cash flows, liquidity and results of operations.
We may have additional tax liabilities associated with our operations.
We are subject to income taxes in the United States and certain foreign jurisdictions. Management must exercise significant judgment in determining our provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of laws are issued or applied, and such changes could materially affect our tax provisions. The federal government signed various relief measures into law in response to the COVID-19 pandemic. We pursued certain of these relief provisions, which required significant judgments and estimates to be made. Our interpretations of these provisions could differ from those of the U.S. Treasury Department or the Internal Revenue Service (the “IRS”). The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations.
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
We have made, and may continue to make, strategic acquisitions and investments, including our recent acquisitions of IEA and HMG Acquisitions may expose us to operational challenges and risks, including: (i) the ability to profitably manage the acquired business or successfully integrate the operations, internal controls, procedures, financial reporting and accounting systems of the businesses we acquire into our business operations; (ii) the ability to realize the anticipated benefits from successful integration of the acquired businesses; (iii) increased indebtedness and contingent earn-out obligations; (iv) the ability to fund cash flow shortages that may occur if anticipated revenue, profits and/or cash flows are not realized or are delayed, whether by general economic or market conditions, or other unforeseen difficulties; (v) the expense of integrating acquired businesses; (vi) the ability to retain or hire the personnel required for the successful operation of the acquired business and expanded business operations, in general; (vii) the ability to retain the business relationships of the acquired businesses; (viii) diversion of management’s attention; and (ix) the availability of funding sufficient to meet increased capital needs, among others.
Acquired companies may have liabilities that we failed, or were unable to discover in the course of performing due diligence investigations. We cannot assure you that the indemnifications granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset potential liabilities associated with acquired businesses. We may learn additional information about the businesses we have acquired that could materially adversely affect us, such as unknown or contingent liabilities, unprofitable projects and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We generally require that key management and former principals of the businesses we acquire enter into non-competition agreements in our favor. If we are unable, and the courts refuse to enforce the non-competition agreement entered into by such person or persons, we might be subject to increased competition. Failure to successfully manage the operational challenges and risks associated with, or resulting from, our acquisitions could adversely affect our results of operations, cash flows and liquidity.
As with our recent acquisitions of IEA and HMG, we may pay for acquisitions or strategic investments with increased borrowings under our credit facility or the issuance of debt instruments or shares of our common stock, which could dilute the ownership interests of our common shareholders. We may decide to pursue acquisitions with which our investors may not agree. In addition, we may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of our lenders and therefore, may not be able to complete such acquisitions or strategic investments. Borrowings or issuances of debt associated with these acquisitions could also result in higher levels of indebtedness, which could negatively affect our ability to service our debt within the scheduled repayment terms, or our ability to remain in compliance with our debt covenants and to maintain our investment grade credit rating. In addition, in connection with most of our acquisitions, we agree to substantial future earn-out arrangements. To the extent we defer payment of an acquisition’s purchase price through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods.
We have also incurred, and expect to continue to incur, substantial expenses in connection with the integration of the operations, practices, policies and procedures of our recent acquisitions. While we expected to incur a certain level of transaction and integration expenses in connection with these acquisitions, there are a number of factors beyond our control that will affect the total amount, and the timing of, such integration activities. We expect to incur a significant amount of acquisition and integration expenses, although the exact amount and timing of such expenses is uncertain.
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
We derive a small portion of our revenue from international markets. In the future, we could further expand the volume of international services we provide, as well as the foreign geographic territories in which we operate. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference, for foreign revenue information. Our foreign operations are presently conducted primarily in Canada, but we have performed work in various other foreign countries in the past and may expand our foreign operations in the future. Economic conditions, including those resulting from geopolitical shifts, civil unrest, acts of terrorism, wars and other conflicts, public health matters, or volatility in the global markets could adversely affect our foreign customers, their demand for our services and/or their ability to pay for our services. In addition, there are numerous risks inherent in conducting business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, including evolving consumer protection and data use and security standards, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate and reinvest earnings, political, economic and social conditions in foreign countries, tariffs and duties, and complex U.S. and foreign laws and treaties, including taxation laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to foreign customers or to operate our international businesses profitably, and our overall business and results of operations could be negatively affected by our foreign activities.
The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws, and our subcontractors, agents and others who work for us or on our behalf are expected to comply with the FCPA and other anti-bribery laws. There is no assurance that our employees and agents will comply with the FCPA, or that anti-bribery laws will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and/or intermediaries. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management. We could incur severe criminal or civil penalties or other sanctions if we are found to be liable for FCPA violations, either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, which could adversely affect our reputation, business, results of operations and cash flows.
Risks Related to Regulation and Compliance
We are subject to climate-related risks and risks associated with rapidly evolving stakeholder focus with respect to environmental, social and governance matters.
Climate change and climate-related matters could negatively affect our business, financial condition and results of operations. While the potential effects of climate change are highly uncertain, climate change could result in, among other things, an increase in extreme weather events, such as floods, hurricanes and wildfires, as well as changes in rainfall patterns, storm patterns and intensities and temperature levels, rising sea levels and limitations on water availability and quality. Our operating results are significantly influenced by weather; therefore, major changes in weather patterns could have a significant effect on our future operating results. Extreme weather conditions could limit the availability of resources, cause supply chain disruptions or increase the costs of our projects, reduce productivity, or could cause projects to be delayed or canceled. We could experience project cancellations, reduced demand or reduced productivity if climate change results in a significant increase in adverse weather conditions in a given period, which could negatively affect our revenue and profitability. We could also be exposed to increased risk of liability in locations potentially affected by climate change, for example, in areas where the risk of wildfires is increased. The risks associated with the physical effects of climate change could also increase our insurance premiums or reduce the amount of coverage that insurers are willing to make available under our insurance policies. In addition, limitations on access to clean water in the communities where we conduct our operations could disrupt our or our customers’ operations and result in work stoppages, project delays, reduced productivity and increased costs.
Climate change could also affect the projects our customers award. Concerns about climate change could result in potential new regulations, regulatory actions or requirements to fund energy efficiency activities, any of which could negatively affect our customers, decrease the number and scope of the projects they award and decrease demand for our services. Demand for power projects, underground pipelines or other projects could be negatively affected by significant changes in weather or by legislation or regulations governing climate change. Legislative and/or regulatory responses related to climate change could also affect the availability of goods, increase our costs or otherwise negatively affect our operations. In addition, demand for our services could be negatively affected by market and consumer response to the effects of climate change, as well from changes in technology. Our ability to compete could be affected by labor shortages resulting from lack of available skilled labor for new or emerging climate-related technologies. Additionally, if our stakeholders do not have a favorable view of our values and practices in the transition to a low-carbon economy, we could suffer reputational risk or an increase in our cost of, or a reduction in the availability of, capital. Increased or new or changing reporting and compliance requirements relating to climate change matters, including from the SEC’s recent draft proposal on climate-related disclosures, could also increase our costs and expose us to the risk of non-compliance.
There are significant environmental regulations and policies under consideration or reconsideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change, which can cause uncertainty for our customers and our operations. We cannot predict future changes to environmental regulations and policies, nor can we predict the effects that any such changes would have on our business. The establishment of rules limiting greenhouse gas emissions or mandating lower carbon infrastructure could affect overall customer demand, reduce the need for services of certain of our business segments, as well as our ability to perform construction services or to perform these services at current levels of profitability. For example, if new regulations were adopted regulating greenhouse gas emissions, we could experience a significant increase in environmental compliance costs in light of our large fleet and the amount of construction machinery we own. New regulations may require us to acquire different equipment or change processes, and could result in a write-off or impairment of our current fleet or other equipment assets. The new equipment may not be available, or we may not be able to purchase or rent this equipment in a cost-effective manner. Compliance with any new laws or regulations relating to the reduction of greenhouse gases, including the SEC’s recent draft proposal on climate-related disclosures, which, among other requirements, could mandate disclosure of greenhouse gas emissions, could result in significant changes to our operations and a significant increase in the cost of conducting our business. In addition, our reputation could suffer and/or we could experience a reduction in the amount of future work we are awarded if our operations are perceived to result in high greenhouse gas emissions or to otherwise pose environmental risks. Reductions in project awards, project deferrals, delays or cancellations, or increases in costs related to the effects of climate change, climate change initiatives or climate change regulations could have a material adverse effect on our results of operations, cash flows and liquidity.
In addition, stakeholder expectations with respect to environmental, social and governance matters have been rapidly evolving and increasing. We could suffer reputational damage if we do not, or if it is perceived that we are not, acting responsibly in key areas, including safety, diversity and inclusion, environmental stewardship, support for our local communities and corporate governance, among others. A failure to adequately meet stakeholders’ expectations may result in loss of business and an inability to attract and retain customers and talented personnel, which could negatively affect our business, results of operations and financial condition, and could result in an increase in our cost of capital and/or a decline in the price per share of our common stock.
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
Our failure to comply with the regulations of federal, state and local agencies that oversee compliance with safety and transportation regulations could reduce our revenue, profitability and liquidity.
OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future from violations of health and safety regulations, including, in extreme cases, criminal sanctions. We could suffer reputational harm and our customers could cancel existing contracts and not award future business to us if we were in violation of these regulations. From time to time, we have received notice from the DOT that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. Our ability to service our customers could be damaged if we were not able to successfully resolve such issues, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.
Management has identified material weaknesses in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.
Included in the integration of our businesses that we acquire are activities to evaluate and, as necessary, upgrade their internal control over financial reporting in light of their becoming wholly-owned subsidiaries of a publicly traded company subject to the accounting, reporting and other record keeping requirements under United States securities laws and regulations. The Sarbanes-Oxley Act of 2002 and SEC rules require that management annually report on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Our assessment as of December 31, 2022 included a number of companies that were acquired in 2021 but, as permitted by SEC rules, were excluded from our assessment of internal control over financial reporting as of December 31, 2021.
As more fully described within Item 9A, “Controls and Procedures,” of this Form 10-K, in the fourth quarter of 2022 management identified material weaknesses in internal control over financial reporting. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of December 31, 2022. The specific material weaknesses are described in Part II - Item 9A. “Controls and Procedures” of this 2022 Form 10-K in “Management’s Report on Internal Control over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements, which could cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. The material weaknesses did not result in any identified misstatements to the December 31, 2022 audited financial statements, nor with respect to the financial statements for any previously reported period. BDO USA, LLP has expressed an unqualified opinion on our financial statements, which is included within Item 8. “Financial Statements and Supplementary Data,” of this Form 10-K.
We are in the process of developing and implementing our remediation plan for the identified material weaknesses, and we expect that this work will continue in 2023. There can be no assurance, however, as to when the remediation plan will be fully developed, when it will be fully implemented and/or the cost of its implementation. Until our remediation plan is fully implemented, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there is a risk that we will be unable to timely file future periodic reports with the SEC and/or that our future financial statements could contain undetected errors. Until the remediation plan is complete and implemented, we will rely upon additional interim control procedures prescribed by management, including the utilization of manual mitigating control procedures to help ensure that we fairly state our financial statements in all material respects. However, the establishment of these interim controls does not provide the same degree of assurance as a fully remediated control environment. For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan that we have undertaken, see Part II - Item 9A. “Controls and Procedures” of this 2022 Form 10-K.
Risks Related to Financing Our Business
We have a significant amount of debt, which could adversely affect our business, financial condition and results of operations or could affect our ability to access capital markets in the future. In addition, our debt contains restrictive covenants that may prevent us from engaging in transactions that might benefit us.
Our outstanding debt and debt service requirements could have significant consequences on our future operations, including: making it more difficult for us to meet our payment and other obligations; an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable; reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments, and limiting our ability to obtain additional financing for these purposes; subjecting us to the risk of increasing interest expense on variable rate indebtedness, in particular, in the current market environment of increasing interest rates; limiting our flexibility in planning for, or reacting to changes in our business, the industries in which we operate and the general economy; and placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
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
Some of our contracts require performance and payment bonds. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds, which would reduce availability under our credit facility. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-by-project basis or for individual self-insurance programs and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on projects that require bonding.
Risks Related to Our Common Stock
There may be future sales of our common stock or other dilution of our equity that could adversely affect the market price of our common stock and could dilute the ownership interests of our shareholders and/or lead to volatility in our common stock price.
We are not restricted from issuing additional common stock. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145.0 million shares of common stock, of which approximately 78.7 million shares were outstanding as of December 31, 2022. We grow our business organically as well as through acquisition. Occasionally, we may issue shares of stock as consideration in our acquisitions, as with our recent acquisitions of IEA and HMG, and, typically, we have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations. The issuance of additional shares of our common stock in connection with future acquisitions, financing transactions, share-based payment awards or other issuances of our common stock would dilute the ownership interest of our common shareholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.
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
Jorge Mas, our Chairman, and José R. Mas, our Chief Executive Officer, beneficially owned approximately 23% of the outstanding shares of our common stock as of December 31, 2022. Accordingly, they are in a position to influence the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets, the nomination of individuals to our Board of Directors, and a change in our control. These factors could discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock.
Our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.
Certain provisions of our articles of incorporation, by-laws and the Florida Business Corporation Act could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares at a premium over the then market price of our common stock. For example, our Board of Directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our Board of Directors. Consequently, it will take at least two annual shareholder meetings to effect a change in control of our Board of Directors, which could discourage hostile takeover bids. In addition, our articles of incorporation authorize our Board of Directors, without further shareholder approval, to issue preferred stock. The issuance of preferred stock could dilute the voting power of holders of our common stock, including the granting of voting control to others, which could delay or prevent an acquisition or change in control.
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
MasTec has elected to use a $1 million threshold for disclosing proceedings arising under federal, state or local environmental laws, which proceedings involve potential monetary sanctions, and in which a governmental authority is a party. MasTec believes proceedings under this threshold are not material to its business and financial condition.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Annual Report on Form 10-K.
PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MTZ.”
Holders. As of March 8, 2023, there were 1,758 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

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
Issuer Purchases of Equity Securities. See Note 11 - Equity in the notes to the audited consolidated financial statements, which is incorporated by reference, for information pertaining to our share repurchase programs. For the year ended December 31, 2022, we repurchased a total of 1,124,286 shares of our common stock under our share repurchase programs.
The following table provides information about repurchases of our common stock during the three month period ended December 31, 2022:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (b)
October 1 through October 31	9,954	$70.55	—	$77,326,434
November 1 through November 30	12,338	$86.00	—	$77,326,434
December 1 through December 31	8,330	$85.80	—	$77,326,434
Total	30,622		—
(a)Includes 9,954, 11,936, and 8,330 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in October, November and December of 2022, respectively, and 402 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in November of 2022.
(b)As of December 31, 2022, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020, totaled $77.3 million.

Performance Graph
The performance graph below compares the cumulative five year total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (“S&P 500”), and with that of the following members of a peer group consisting of Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Jacobs Solutions Inc. and Primoris Services Corporation. The graph assumes that the value of the investment in our common stock, as well as that of the S&P 500 and our peer group, was $100 on December 31, 2017 and tracks it through December 31, 2022. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., the S&P 500 Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
MasTec, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2023 Standard & Poor’s, a division of S&P Global. All rights reserved.

As of December 31,	2017	2018	2019	2020	2021	2022
MasTec, Inc.	$100.00	$82.86	$131.07	$139.28	$188.52	$174.32
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
Peer Group	$100.00	$77.55	$107.78	$153.27	$212.99	$219.60
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
General Economic, Regulatory and Market Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from negative economic, regulatory and market conditions, including recent inflationary effects on fuel prices, labor and materials costs, rising interest rates, supply chain disruptions and uncertainty from potential recessionary effects that could negatively affect demand for future projects and/or delay existing project timing or cause increased project costs. We expect 2023 to continue to be a dynamic macroeconomic environment, with elevated levels of cost inflation and interest rates. The rise in interest rates and concerns regarding a possible economic recession could affect both our cost of capital and that of our customers, as well as our customers’ plans for capital investments and ongoing maintenance expenditures, which could negatively affect demand for our services. We may also experience negative effects from possible longer-term changes in consumer and customer behavior resulting from the effects of the COVID-19 pandemic. The extent to which general economic, regulatory and market conditions could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that we may not be able to accurately predict, and, therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
We believe that our financial position, cash flows and operational strengths will enable us to manage the current uncertainties resulting from general economic, regulatory and market conditions. We carefully manage our liquidity and will continue to monitor any potential effects from changing economic, regulatory and market conditions on our financial results, cash flows and/or working capital and will take appropriate actions in efforts to mitigate any impacts.
Business
See Item 1. “Business” for discussion pertaining to our business and reportable segments.
In 2021, we initiated a significant transformation of our end-market business operations to support the nation’s transition to low-carbon energy sources and position the company for expected future opportunities associated with this transition. This transformation has included significant business combination activity, including expansion of our scale and capacity in renewable energy, power delivery and heavy civil services, which activity has resulted in significant acquisition and integration costs in both our existing and recently acquired operations.
Recent acquisitions. During 2022, we completed five acquisitions including: (i) within our Clean Energy and Infrastructure segment: IEA, a leading utility-scale infrastructure solutions provider with expertise in renewable energy and heavy civil projects, as well as rail and environmental remediation services; and a company that specializes in the production of concrete and aggregate products; (ii) within our Oil and Gas segment: an infrastructure construction company focusing on water, sewer and utility projects and with expertise in excavation and site work; (iii) within our Communications segment: a telecommunications company specializing in wireline services; and (iv) within our Power Delivery segment: a company specializing in the construction of overhead high voltage transmission lines.
During 2021, we completed fourteen acquisitions including: (i) within our Power Delivery segment: HMG, an industry-leading utility services firm providing critical infrastructure design, construction and maintenance services to the power and renewables, telecommunications, gas distribution and pipeline services end-markets. In the first quarter of 2022, we integrated and began reporting the results of HMG within our Power Delivery, Communications and Oil and Gas segments, as appropriate, and began reporting HMG’s corporate functions within our Corporate results. See Note 13 - Segments and Related Information. Additionally, we acquired an electric utility distribution contractor; a company specializing in vegetation management services for the electric and telecommunications industries; and INTREN, a premier specialty utility contractor primarily providing electrical distribution network services under various multi-year master service agreements to some of the nation’s largest utilities, municipalities and cooperatives; (ii) within our Clean Energy and Infrastructure segment: a heavy civil infrastructure construction company focusing on transportation projects; and a heavy industrial general contractor with concrete, piping and electrical capabilities; (iii) within our Communications segment: a telecommunications company specializing in cabling, plant and other network services; a telecommunications and utility technical services company focusing on outside plant telecommunications engineering; a telecommunications and cable services provider; a utilities infrastructure company, providing power line construction and repair services; and business operations specializing in install-to-the-home services; and (iv) within our Oil and Gas segment: an infrastructure construction company focusing on water, sewer and utility projects, along with expertise in site work; a company specializing in environmental services for energy infrastructure and heavy civil projects; and a pipeline contractor focusing on integrity and maintenance work related to gas distribution infrastructure.
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
For additional information, see Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net in the notes to the audited consolidated financial statements, which is incorporated by reference.

Economic, Industry and Market Factors
We closely monitor the effects of changes in economic and market conditions on our customers, including the potential effects of inflation, recessionary concerns, regulatory and climate-related matters. Changes in general economic and market conditions can affect demand for our customers’ products and services, which can increase or decrease our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, or the cost to provide such services, including (i) changes to our customers’ capital spending plans, including any potential effects from inflation, recessionary concerns or supply chain issues, or from rising interest rates and/or public health matters; (ii) new or changing regulatory requirements, governmental policy changes, and customer or industry initiatives, including with respect to climate change, environmental or sustainability concerns, and/or from changes in governmental permitting; (iii) economic, political or other market developments or uncertainty, including access to capital for customers in the industries we serve and/or the ongoing military conflict in Ukraine; (iv) changes in technology, tax and other incentives; and (v) mergers, acquisitions or other business transactions among the customers we serve. Changes in demand for, and fluctuations in market prices for, oil, gas and other energy sources can affect demand for our services. In particular, such changes can affect the level of activity in energy generation projects, including from renewable energy sources, as well as pipeline construction and carbon capture projects. The availability of transportation and transmission capacity can also affect demand for our services, including energy generation, electric grid and pipeline construction projects. These fluctuations, as well as the highly competitive nature of our industry, can result in changes in the levels of activity, the project mix, and/or the profitability of the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. Market developments, including rising fuel, labor and materials costs, have had, and could continue to have, a negative effect on our profitability, to the extent that we have not been, and in the future are not, able to pass these costs through to our customers. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors could have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
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
Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given quarter, even if not for the full year. In addition, revenue from master service and other service agreements, while generally predictable, can be subject to volatility, including from changes in customer demand, customer revenue mix, or project timing. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic, political and market conditions; regulatory or environmental influences, including climate-related matters; and acquisitions, dispositions or strategic arrangements can also materially affect quarterly results in a given period. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.
Understanding Our Results of Operations
Revenue. We primarily provide engineering, building, installation, maintenance and upgrade services to our customers. We derive revenue from projects performed under master and other service agreements as well as from contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system. See Item 1. “Business” for discussion of our business and revenue-generating activities and “Comparison of Fiscal Year Results” below for revenue results by reportable segment.
Costs of Revenue, Excluding Depreciation and Amortization. Costs of revenue, excluding depreciation and amortization, consists principally of salaries, employee incentives and benefits, subcontracted services, equipment and facility rentals, repairs, fuel and other equipment expenses, materials costs, parts, supplies and insurance expenses. Project profit is calculated by subtracting a project’s costs of revenue, including project-related depreciation, from project revenue. Project profitability and corresponding project margins will generally be reduced if actual costs to complete a project exceed our project cost estimates and we are unable to pass the increased costs through to our customers. Estimated losses on contracts, or the excess of estimated costs to complete a contract over the contract’s remaining revenue, are recognized in the period in which such losses are determined. Factors impacting our costs of revenue, excluding depreciation and amortization, and project profit, include:
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
General and Administrative Expense. General and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits, insurance and risk management, legal, facilities, information technology services and executive functions. General and administrative expenses also include non-cash stock-based compensation expense, outside professional and accounting fees, expenses associated with information technology used in administration of the business, gains or losses from the disposal of property and equipment, acquisition costs, including certain costs related to acquisition integration, business streamlining, and, from time to time, certain restructuring charges.
Interest Expense, Net. Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs and other interest expense, including interest expense related to financing arrangements and mandatorily redeemable non-controlling interests. Interest expense is offset, in part, by interest earned on cash and other investments.
Other Income or Expense. Other income or expense consists primarily of gains or losses from changes to estimated Earn-out accruals, certain legal/other settlements, certain purchase accounting adjustments, and gains or losses, or changes in estimated recoveries, from certain assets, including financial instruments, and certain liabilities.
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
•days sales outstanding, net of contract liabilities, and days payable outstanding;
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
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; supply chain disruptions; uncertainty from potential recessionary effects; climate-related matters; market, industry and regulatory factors, including permitting issues; global events, such as the ongoing military conflict in Ukraine; and public health matters. These estimates form the basis for making judgments about our operating results and the carrying values of assets and liabilities, that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results could differ materially from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Our accounting policies and critical accounting estimates are reviewed periodically by the Audit Committee of the Board of Directors.
We believe that our accounting estimates pertaining to: the recognition of revenue and project profit or loss, which we define as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to acquisitions, valuations of goodwill, intangible assets and acquisition-related contingent consideration and other liabilities; equity investments; income taxes; self-insurance liabilities; and litigation and other contingencies, are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Actual results could, however, vary materially from these accounting estimates.
Refer to Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference, for a more detailed discussion of our significant accounting policies and critical accounting estimates.
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
The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers, operational and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the year ended December 31, 2022, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2021. Revenue recognized for the year ended December 31, 2022 as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, totaled approximately $13.8 million.
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. Contract amendments and change orders, which are generally not distinct from the existing contract, are typically accounted for as a modification of the existing contract and performance obligation. The majority of our performance obligations are completed within one year.
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
Variable Consideration. Transaction prices for our contracts may include variable consideration, which comprises items such as change orders, claims and incentives. Management estimates variable consideration for a performance obligation utilizing estimation methods that we believe best predict the amount of consideration to which we will be entitled. Variable consideration is included in the estimated transaction price if it is probable that when the uncertainty associated with the variable consideration is resolved, there will not be a significant reversal of the cumulative amount of revenue that has been recognized. Management’s estimates of variable consideration and the determination of whether to include estimated amounts in transaction prices are based largely on engineering studies and legal advice, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available at the time of the estimate. The effect of variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis, as such variable consideration, which typically pertains to changed conditions and scope, is generally for services encompassed under the existing contract. To the extent unapproved change orders, claims and other variable consideration reflected in transaction prices are not resolved in our favor, or to the extent incentives reflected in transaction prices are not earned, there could be reductions in, or reversals of, previously recognized revenue.
As of December 31, 2022, we included approximately $271 million of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of December 31, 2022, these change orders and/or claims primarily related to certain projects in our Clean Energy and Infrastructure and Power Delivery segments and include amounts related to our recently acquired businesses. We actively engage with our customers to complete the final approval process, and generally expect these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Business Combinations
The determination of the fair value of net assets acquired in a business combination and estimates of acquisition-related contingent consideration, which, for our acquisitions primarily consist of “earn-out” liabilities, requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. Fair values of earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates for acquisitions are reflected as income or expense, as appropriate. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net in the notes to the audited consolidated financial statements, which is incorporated by reference, for information pertaining to acquisition-related fair value adjustments.
Significant changes in the assumptions or estimates used in the underlying valuations, including the expected profitability or cash flows of an acquired business, could materially affect our operating results in the period such changes are recognized.
Goodwill and Intangible Assets
We have goodwill and intangible assets that have been recorded in connection with our acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. Finite-lived intangible assets are amortized over their useful lives, which are generally based on contractual or legal rights, in a manner consistent with the pattern in which the related benefits are expected to be consumed. We review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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
Following is a summary of goodwill and intangible assets by segment as of December 31, 2022, which includes indefinite-lived intangible assets within the Clean Energy and Infrastructure segment totaling approximately $34.5 million:

	Communications	Clean Energy and Infrastructure	Oil and Gas	Power Delivery	Total
Goodwill (in millions)	$606.1	$703.3	$465.5	$270.1	$2,045.0
Percentage of total	29.6%	34.4%	22.8%	13.2%	100.0%
Other intangible assets, net (in millions)	$65.0	$402.5	$85.6	$393.2	$946.3
Percentage of total	6.9%	42.5%	9.0%	41.6%	100.0%
For the year ended December 31, 2022, we performed a qualitative assessment for our goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, including inflation and interest rates, industry and market conditions, including the potential effects of longer-term changes in consumer behavior from regulatory, climate-related, or other factors, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
Based on the results of the qualitative assessments for the year ended December 31, 2022, we performed quantitative testing for (i) four reporting units within our Oil and Gas operating segment; (ii) one reporting unit within our Power Delivery operating segment; and (iii) one reporting unit within our Clean Energy and Infrastructure operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, including the potential future effects of macroeconomic, industry and market trends and events, as described above, as well as the effects of uncertainty from potential recessionary concerns; success rates on new project awards; and levels of operating activity.
For the reporting units for which quantitative testing was performed, we estimated their fair values using a combination of market and income approaches using Level 3 inputs. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of our reporting units and within our industry. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. Significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3.0%, five to nine years of discounted cash flows prior to the terminal value, and a discount rate of 13.0%. Based on the results of the quantitative assessment, the estimated fair values of all but one reporting unit within our Oil and Gas operating segment were determined to substantially exceed their carrying values. One reporting unit in our Oil and Gas operating segment, which had approximately $37.5 million of goodwill, had an estimated fair value that exceeded its carrying value by approximately 14%. A 100 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values.
As of December 31, 2022, we believe that the recorded balances of goodwill and intangible assets are recoverable; however, significant changes in the assumptions or estimates used in our analyses, such as market conditions or a reduction in profitability and/or cash flows, and/or for intangible assets, changes in other asset characteristics, could result in non-cash goodwill and/or intangible asset impairment charges in future periods. See Note 1 - Business, Basis of Presentation and Significant Accounting Policies and Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net in the notes to the audited consolidated financial statements, which are incorporated by reference, for additional discussion.
Equity Investments
Our investment and strategic arrangements include equity interests in various business entities and participation in contractual joint ventures. Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment, which is referred to as the “adjusted cost basis”. This impairment evaluation considers a variety of factors, including the earnings performance of the related investments, as well as the economic environment and market conditions in which the investees operate. Significant changes in any of these factors could result in impairment charges in future periods.
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
We file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. Although we believe our calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of income tax examinations could be materially different from our expectations and the estimates that are reflected in our consolidated financial statements, which could have a material effect on our results of operations, cash flows and liquidity in the related period.
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
2023 Outlook
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

	For the Years Ended December 31,
	2022		2021		2020
Revenue	$9,778.0	100.0%	$7,951.8	100.0%	$6,321.0	100.0%
Costs of revenue, excluding depreciation and amortization	8,586.3	87.8%	6,805.7	85.6%	5,270.9	83.4%
Depreciation	371.2	3.8%	345.6	4.3%	258.8	4.1%
Amortization of intangible assets	135.9	1.4%	77.2	1.0%	38.9	0.6%
General and administrative expenses	559.4	5.7%	307.0	3.9%	303.0	4.8%
Interest expense, net	112.3	1.1%	53.4	0.7%	59.6	0.9%
Equity in earnings of unconsolidated affiliates, net	(28.8)	(0.3)%	(33.8)	(0.4)%	(29.7)	(0.5)%
Loss on extinguishment of debt	—	—%	—	—%	5.6	0.1%
Other income, net	(1.4)	(0.0)%	(33.4)	(0.4)%	(11.3)	(0.2)%
Income before income taxes	$43.1	0.4%	$430.1	5.4%	$425.2	6.7%
Provision for income taxes	(9.2)	(0.1)%	(99.3)	(1.2)%	(102.5)	(1.6)%
Net income	$33.9	0.3%	$330.7	4.2%	$322.7	5.1%
Net income (loss) attributable to non-controlling interests	0.5	0.0%	1.9	0.0%	(0.1)	(0.0)%
Net income attributable to MasTec, Inc.	$33.4	0.3%	$328.8	4.1%	$322.8	5.1%
We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery and (5) Other. Management’s review of segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described below, following the comparison of results discussion below. The following table presents revenue, EBITDA and EBITDA margin by segment for the periods indicated (dollar amounts in millions):

	For the Years Ended December 31,
	Revenue			EBITDA and EBITDA Margin
Segment:	2022	2021	2020	2022 (a)		2021 (a)		2020
Communications	$3,233.7	$2,551.1	$2,512.2	$327.1	10.1%	$269.5	10.6%	$270.1	10.7%
Clean Energy and Infrastructure	2,618.6	1,865.0	1,526.9	102.8	3.9%	75.0	4.0%	80.4	5.3%
Oil and Gas	1,219.6	2,540.5	1,789.8	163.5	13.4%	557.6	21.9%	510.9	28.5%
Power Delivery	2,725.2	1,016.8	506.5	202.9	7.4%	68.0	6.7%	14.9	2.9%
Other	—	0.0	0.6	31.8	NM	33.8	NM	30.7	NM
Eliminations	(19.1)	(21.6)	(15.0)	—	—	—	—	—	—
Segment Total	$9,778.0	$7,951.8	$6,321.0	$828.1	8.5%	$1,003.8	12.6%	$907.0	14.3%
Corporate	—	—	—	(165.6)	—	(97.5)	—	(124.5)	—
Consolidated Total	$9,778.0	$7,951.8	$6,321.0	$662.5	6.8%	$906.3	11.4%	$782.5	12.4%
NM - Percentage is not meaningful
(a) For the year ended December 31, 2022, Communications, Clean Energy and Infrastructure, Oil and Gas and Power Delivery EBITDA included $4.7 million, $6.4 million, $8.0 million and $39.0 million, respectively, of acquisition and integration costs related to our recent acquisitions, and Corporate EBITDA included $27.9 million of such costs. For the year ended December 31, 2021, Corporate EBITDA included $3.6 million of such acquisition and integration costs.

Comparison of Years Ended December 31, 2022 and 2021
Revenue. For the year ended December 31, 2022, consolidated revenue totaled $9,778 million as compared with $7,952 million in 2021, an increase of $1,826 million, or 23%. Revenue increased in our Power Delivery segment by $1,708 million, or 168%, in our Clean Energy and Infrastructure segment by $754 million, or 40%, and in our Communications segment by $683 million, or 27%, whereas revenue decreased in our Oil and Gas segment by $1,321 million, or 52%. Acquisitions contributed $2,990 million in increased revenue for the year ended December 31, 2022 and organic revenue decreased by approximately $1,164 million, or 14.6%, as compared with 2021.
Communications Segment. Communications revenue was $3,234 million in 2022, as compared with $2,551 million in 2021, an increase of $683 million, or 27%. Acquisitions contributed $151 million of increased revenue for the year ended December 31, 2022 and organic revenue increased by approximately $531 million, or 21%, as compared with 2021. The increase in organic revenue was driven primarily by higher levels of wireless and wireline project activity.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $2,619 million in 2022, as compared with $1,865 million in 2021, an increase of $754 million, or 40%. For the year ended December 31, 2022, acquisitions contributed $621 million of increased revenue, and organic revenue increased by approximately $133 million, or 7% as compared with 2021, due primarily to higher levels of project activity and mix.
Oil and Gas Segment. Oil and Gas revenue was $1,220 million in 2022, as compared with $2,541 million in 2021, a decrease of approximately $1,321 million, or 52%. Organic revenue decreased by approximately $1,764 million, or 69%, as compared with 2021, and acquisitions contributed $443 million of increased revenue for the year ended December 31, 2022. The decrease in organic revenue was primarily due to a decrease in large diameter project activity, as well as lower levels of activity for other types of projects.
Power Delivery Segment. Power Delivery revenue was $2,725 million in 2022, as compared with $1,017 million in 2021, an increase of $1,708 million, or 168%. Acquisitions contributed $1,775 million of increased revenue for the year ended December 31, 2022, whereas organic revenue decreased by approximately $67 million, or 7%, as compared with 2021, due primarily to project timing and mix of project activity.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $1,781 million, or 26%, to $8,586 million in 2022 from $6,806 million in 2021. Higher levels of revenue contributed an increase of $1,563 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $218 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 220 basis points, from 85.6% of revenue in 2021 to approximately 87.8% of revenue in 2022. The basis point increase was primarily due to segment revenue mix, including lower levels of revenue for our oil and gas operations, and also includes the effects of inflation on labor, fuel and materials costs for our projects, other project inefficiencies, certain acquisition and integration costs and project start-up costs, offset, in part, by project efficiencies in our power delivery operations.
Depreciation. Depreciation was $371 million, or 3.8% of revenue, in 2022, as compared with $346 million, or 4.3% of revenue in 2021, an increase of $26 million, or 7%. Acquisitions contributed $110 million of depreciation for the year ended December 31, 2022, whereas organic depreciation decreased by $85 million, or approximately 24%, due primarily to lower levels of capital investments related to pipeline project activity. As a percentage of revenue, depreciation decreased by approximately 50 basis points, due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $136 million, or 1.4% of revenue in 2022, as compared with $77 million, or 1.0% of revenue, for the same period in 2021, an increase of approximately $59 million, or 76%. Acquisitions contributed $75 million of intangible asset amortization for the year ended December 31, 2022, whereas organic amortization decreased by approximately $16 million, or 21%, due primarily to the effects of timing of amortization for certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 40 basis points.
General and administrative expenses. General and administrative expenses were $559 million, or 5.7%, of revenue in 2022, as compared with $307 million, or 3.9% of revenue in 2021, an increase of $252 million, or 82%. Acquisitions, including certain acquisition and integration costs, contributed approximately $191 million of general and administrative expenses for the year ended December 31, 2022, and organic general and administrative expenses, inclusive of certain acquisition and integration costs, increased by approximately $62 million, or 20%, as compared with 2021. The increase in organic general and administrative costs was due primarily to the effect of prior year recoveries of provisions for credit losses and increases in travel expense, professional fees, information technology and other administrative expenses, as well as the effects of timing of legal and settlement matters, offset, in part, by an increase in gains on sales of assets, net, and a reduction in compensation expense. Overall, general and administrative expenses, including approximately $52 million of acquisition and integration costs, increased by approximately 190 basis points as a percentage of revenue for the year ended December 31, 2022 as compared with 2021.
Interest expense, net. Interest expense, net of interest income, was $112 million, or 1.1% of revenue in 2022, as compared with $53 million, or 0.7% of revenue in 2021, for an increase of approximately $59 million, or 110%. The increase in interest expense, net, related primarily to credit facility activity and term loans, which increased by $44 million due to higher average balances, including from indebtedness incurred in connection with acquisition and share repurchase activity, as well as higher average interest rates as compared with the same period in 2021, due primarily to higher market interest rates. In addition, interest expense from senior notes increased by $5 million due to the assumption, exchange and issuance of an aggregate principal amount of $300 million of 6.625% senior notes in connection with the fourth quarter 2022 acquisition of IEA. See Note 7 - Debt in the notes to the consolidated financial statements, which is incorporated by reference, for details of the IEA 6.625% senior notes and related debt exchange transaction. In addition, interest expense from accounts receivable financing arrangements increased by approximately $6 million due to a combination of higher average balances from increased levels of activity and higher average interest rates.
Equity in earnings of unconsolidated affiliates. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the years ended December 31, 2022 and 2021, equity in earnings from unconsolidated affiliates, net totaled $29 million and $34 million, respectively, and related primarily to our investments in the Waha JVs, offset, in part, by equity in losses, net, from our investments in certain other entities.
Other income, net. Other income, net, was $1 million in 2022, as compared with other income, net, of $33 million in 2021. For the year ended December 31, 2022, other income, net, included approximately $1 million of income, net, from changes to estimated Earn-out accruals, $2 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business, $7 million of income from insurance and other settlements, and approximately $5 million of other miscellaneous income, net, offset, in part, by approximately $7 million of expense from changes in the fair value of our investment in AVCT, net of income from strategic arrangements, $3 million of expense from changes in the fair value of IEA warrants and $5 million of acquisition and integration and business streamlining costs. For the year ended December 31, 2021, other income, net, included approximately $28 million of income, net, from changes to estimated Earn-out accruals, approximately $3 million of bargain purchase gain from a 2021 acquisition and approximately $7 million of income from legal settlements, offset, in part, by $7 million of expense from changes in the fair value of certain assets and investments, net of income from strategic arrangements.
Provision for income taxes. Income tax expense was $9 million in 2022, as compared with $99 million of income tax expense in 2021. Pre-tax income decreased to $43 million for the year ended December 31, 2022 from $430 million in 2021. For the year ended December 31, 2022, our effective tax rate decreased to 21.3% from 23.1% in 2021. Our effective tax rate for the year ended December 31, 2022 included benefits from adjustments related to the finalization of our 2021 tax returns and from the true-up of certain prior year non-deductible expenses, as well as a benefit related to the vesting of share-based payment awards. For the year ended December 31, 2021, our effective tax rate included a benefit from adjustments related to the finalization of our 2020 tax returns and from the settlement of our 2016 and 2017 IRS examinations, as well as a benefit from share-based compensation.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $327 million, or 10.1% of revenue, in 2022, as compared with $270 million, or 10.6% of revenue in 2021, for an increase in EBITDA of approximately $58 million, or 21%. Higher levels of revenue contributed an increase in EBITDA of approximately $72 million. As a percentage of revenue, EBITDA decreased by approximately 40 basis points, or $14 million, due primarily to project timing delays and inefficiencies, including the effects of inflation on labor, fuel and material costs, as well as the effects of project start-up and acquisition and integration costs.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $103 million, or 3.9% of revenue, in 2022, as compared with $75 million, or 4.0% of revenue in 2021, for an increase in EBITDA of approximately $28 million, or 37%. Higher levels of revenue contributed an increase in EBITDA of approximately $30 million. As a percentage of revenue, EBITDA decreased by approximately 10 basis points, or $2 million, due to project inefficiencies, including the effects of inflation on labor, fuel and material costs, as well as the effects of project timing delays and acquisition and integration costs, and mix.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $164 million, or 13.4% of revenue in 2022, as compared with $558 million, or 21.9% of revenue in 2021, a decrease of approximately $394 million, or 71%. Lower levels of revenue contributed a decrease in EBITDA of $290 million and reduced productivity contributed a decrease of approximately $104 million. EBITDA margins decreased by approximately 850 basis points, due primarily to reduced efficiencies from lower levels of revenue, as well as the effects of inflation on labor, fuel and material costs and acquisition and integration costs.
Power Delivery Segment. EBITDA for our Power Delivery segment was approximately $203 million, or 7.4% of revenue in 2022, as compared with $68 million, or 6.7% of revenue in 2021, an increase in EBITDA of approximately $135 million, or 199%. Higher levels of revenue contributed an increase in EBITDA of approximately $114 million. As a percentage of revenue, EBITDA increased by approximately 80 basis points, or $21 million, primarily due to project efficiencies resulting from higher levels of revenue and project mix, partially offset by the effects of inflation on labor, fuel and material costs as well as acquisition and integration costs.
Other Segment. EBITDA from Other businesses totaled $32 million and $34 million for the years ended December 31, 2022 and 2021, respectively, and related primarily to equity in earnings from our investments in the Waha JVs and, in 2022, project gains from a proportionately consolidated non-controlled joint venture, offset, in part, by equity in losses from other investments.
Corporate. Corporate EBITDA was negative $166 million in 2022 as compared with EBITDA of negative $98 million in 2021, for a decrease in EBITDA of approximately $68 million. Acquisitions, including certain acquisition and integration costs, contributed approximately $33 million of Corporate expenses for the year ended December 31, 2022. Corporate EBITDA in 2022 also included approximately $7 million of expense from changes in the fair value of certain investments, net of income from strategic arrangements, $3 million of expense from changes in the fair value of IEA warrants, offset, in part, by $2 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business and $1 million of income, net, from changes to estimated Earn-out accruals. Corporate EBITDA in 2021 included approximately $28 million of income, net, from changes to estimated Earn-out accruals and a bargain purchase gain of approximately $3 million from a 2021 acquisition, offset, in part, by approximately $7 million of expense from changes in the fair value of certain investments, net of income from strategic arrangements. Corporate expenses in 2022 not related to the above-described items increased by approximately $4 million as compared with 2021, due primarily to acquisition and integration costs, increases in information technology, travel and other administrative expenses, offset, in part, by the effects of timing of legal and settlement matters.
Comparison of Years Ended December 31, 2021 and 2020
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2021 and 2020” of the Company’s 2021 Annual Report on Form 10-K (“the 2021 Form 10-K”) for a comparison of results for the years ended December 31, 2021 and 2020, which discussion is incorporated herein by reference.
Foreign Operations

Our foreign operations are primarily in Canada and, to a far lesser extent, in Mexico, the Caribbean and India. See Note 13 - Segments and Related Information in the notes to the audited consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense; acquisition and integration costs related to our 2022 and 2021 acquisitions; fair value gains or losses, net, on an investment; project results from a proportionately consolidated non-controlled Canadian joint venture that was underway at the time of acquisition of the Canadian business, which joint venture was managed by a third party and automatically terminated upon completion of the project; the bargain purchase gain from a 2021 acquisition; and the loss on debt extinguishment from the redemption of our 4.875% Senior Notes; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, amortization of intangible assets, the effects of changes in statutory tax rates and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. In 2021, we initiated a significant transformation of our end-market business operations to position the company for expected future opportunities. This transformation has included significant acquisition activity to expand our scale and capacity in renewable energy, power delivery and heavy civil services, and has resulted in significant acquisition and integration costs. Beginning in the fourth quarter of 2021, due to the extent of the acquisition costs related to these recent acquisitions and the extent of the integration efforts that have been, and will continue to be, required in connection with such acquisitions, we are excluding acquisition and integration costs in calculating Adjusted EBITDA and Adjusted Net Income for these acquisitions.
In addition, beginning in the second quarter of 2022, we are excluding fair value gains or losses, net, for our investment in AVCT, a company in which we currently have no active involvement, in calculating our adjusted results, and prior periods have been updated to conform with this presentation. We believe that fair value gains or losses for this investment, which vary from period to period based on fluctuations in the market price of the investment, are not indicative of our core operations, and that this presentation improves comparability of our results with those of our peers. We exclude intangible asset amortization, acquisition costs and selected purchase accounting adjustments, including the bargain purchase gain from a 2021 acquisition, from our adjusted measures due to their non-operational nature and inherent volatility, as acquisition activity varies from period to period. We also believe that this presentation is common practice in our industry and improves comparability of our results with those of our peers. Each company’s definitions of these adjusted measures may vary as they are not standardized and should be used in light of the provided reconciliations.
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

	For the Years Ended December 31,
EBITDA Reconciliation:	2022		2021		2020
Net income	$33.9	0.3%	$330.7	4.2%	$322.7	5.1%
Interest expense, net	112.3	1.1%	53.4	0.7%	59.6	0.9%
Provision for income taxes	9.2	0.1%	99.3	1.2%	102.5	1.6%
Depreciation	371.2	3.8%	345.6	4.3%	258.8	4.1%
Amortization of intangible assets	135.9	1.4%	77.2	1.0%	38.9	0.6%
EBITDA	$662.5	6.8%	$906.3	11.4%	$782.5	12.4%
Non-cash stock-based compensation expense	27.4	0.3%	24.8	0.3%	21.9	0.3%
Acquisition and integration costs	86.0	0.9%	3.6	0.0%	—	—%
Losses (gains), net, on fair value of investment	7.7	0.1%	7.8	0.1%	(10.1)	(0.2)%
Project results from non-controlled joint venture	(2.8)	(0.0)%	—	—%	—	—%
Bargain purchase gain	(0.2)	(0.0)%	(3.5)	(0.0)%	—	—%
Loss on extinguishment of debt	—	—%	—	—%	5.6	0.1%
Adjusted EBITDA	$780.6	8.0%	$939.1	11.8%	$799.9	12.7%
A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	For the Years Ended December 31,
	2022		2021		2020
EBITDA	$662.5	6.8%	$906.3	11.4%	$782.5	12.4%
Non-cash stock-based compensation expense (a)	27.4	0.3%	24.8	0.3%	21.9	0.3%
Acquisition and integration costs (b)	86.0	0.9%	3.6	0.0%	—	—%
Losses (gains), net, on fair value of investment (a)	7.7	0.1%	7.8	0.1%	(10.1)	(0.2)%
Project results from non-controlled joint venture (c)	(2.8)	(0.0)%	—	—%	—	—%
Bargain purchase gain (a)	(0.2)	(0.0)%	(3.5)	(0.0)%	—	—%
Loss on extinguishment of debt (a)	—	—%	—	—%	5.6	0.1%
Adjusted EBITDA	$780.6	8.0%	$939.1	11.8%	$799.9	12.7%
Segment:
Communications	$331.8	10.3%	$269.5	10.6%	$270.1	10.7%
Clean Energy and Infrastructure	109.2	4.2%	75.0	4.0%	80.4	5.3%
Oil and Gas	171.5	14.1%	557.6	21.9%	510.9	28.5%
Power Delivery	241.9	8.9%	68.0	6.7%	14.9	2.9%
Other	29.0	NM	33.8	NM	30.7	NM
Segment Total	$883.4	9.0%	$1,003.9	12.6%	$907.0	14.3%
Corporate	(102.8)	—	(64.8)	—	(107.1)	—
Adjusted EBITDA	$780.6	8.0%	$939.1	11.8%	$799.9	12.7%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense, bargain purchase gain from a fourth quarter 2021 acquisition, losses (gains), net, on the fair value of our investment in AVCT and loss on extinguishment of debt are included within Corporate EBITDA.
(b)    For the year ended December 31, 2022, Communications, Clean Energy and Infrastructure, Oil and Gas and Power Delivery EBITDA included $4.7 million, $6.4 million, $8.0 million and $39.0 million respectively, of acquisition and integration costs related to our recent acquisitions, and Corporate EBITDA included $27.9 million of such costs. For the year ended December 31, 2021, Corporate EBITDA included $3.6 million of such acquisition and integration costs.
(c)    Project results from a non-controlled joint venture are included within Other segment results.
The table below, which may contain slight summation differences due to rounding, reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Years Ended December 31,
	2022		2021		2020
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$33.9	$0.42	$330.7	$4.45	$322.7	$4.38
Adjustments:
Amortization of intangible assets	135.9	1.78	77.2	1.04	38.9	0.53
Non-cash stock-based compensation expense	27.4	0.36	24.8	0.34	21.9	0.30
Acquisition and integration costs	86.0	1.13	3.6	0.05	—	—
Losses (gains), net, on fair value of investment	7.7	0.10	7.8	0.11	(10.1)	(0.14)
Project results from non-controlled joint venture	(2.8)	(0.04)	—	—	—	—
Bargain purchase gain	(0.2)	(0.00)	(3.5)	(0.05)	—	—
Loss on extinguishment of debt	—	—	—	—	5.6	0.08
Total adjustments, pre-tax	$254.1	$3.34	$110.0	$1.49	$56.3	$0.76
Income tax effect of adjustments (a)	(58.6)	(0.77)	(27.4)	(0.37)	(12.7)	(0.17)
Statutory tax rate effects (b)	5.5	0.07	6.7	0.09	2.5	0.03
Adjusted non-U.S. GAAP measure	$234.8	$3.05	$420.0	$5.65	$368.9	$5.01
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the years ended December 31, 2022, 2021 and 2020, our consolidated effective tax rates, as reported, were 21.3%, 23.1% and 24.1%, respectively, and as adjusted, were 21.0%, 22.2%, and 23.4%, respectively.
(b)    For the years ended December 31, 2022, 2021 and 2020, includes the effect of changes in certain state tax rates.
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance and performance collateral in the form of cash and letters of credit, debt service, income taxes, earn-out obligations and equity and other investment funding requirements. We also evaluate opportunities for strategic acquisitions, investments and other arrangements from time to time, and we may consider opportunities to borrow additional funds, which may include borrowings under our Credit Facility or debt issuances, or to refinance, extend the terms of our existing indebtedness or retire outstanding debt, or to repurchase additional shares of our outstanding common stock under share repurchase authorizations, any of which may require our use of cash. See Note 7 - Debt in the notes to the audited consolidated financial statements in this Form 10-K, which is incorporated by reference, for details of our recent debt transactions, including the amendment of our senior credit facility, the assumption of IEA’s 6.625% senior notes and related debt exchange transaction and our new term loan facility.
Capital Expenditures. For the year ended December 31, 2022, we spent approximately $263 million on capital expenditures, or $182 million, net of asset disposals, and incurred approximately $207 million of equipment purchases under finance leases. We estimate that we will spend approximately $150 million on capital expenditures, or approximately $100 million, net of asset disposals, in 2023, and we expect to incur approximately $150 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus purchase decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the year ended December 31, 2022, we used $636 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future Earn-outs as of December 31, 2022 was approximately $127 million. Of this amount, approximately $38 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the years ended December 31, 2022, 2021 and 2020, we made payments of $38 million, $47 million and $50 million, respectively, related to our Earn-out liabilities.
As of December 31, 2022, certain IEA warrants remained outstanding in connection with the acquisition of IEA. The estimated fair value of the outstanding IEA warrants totaled approximately $3.1 million, which amount includes the value of approximately 26,500 shares of MasTec common stock. Additionally, our acquisition of HMG provides for certain additional payments to be made to the sellers if certain acquired receivables are collected, which we refer to as the “Additional Payments.” Pursuant to the terms of the HMG purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. An Additional Payment of approximately $29.4 million was made in May 2022, which payment was composed of approximately $18 million in cash and 133,157 shares of MasTec common stock. As of December 31, 2022, the estimated fair value of remaining Additional Payments was approximately $37 million and includes the effect of an unrealized fair value gain of approximately $1 million related to the contingent shares. The number of shares that would be paid in connection with the remaining Additional Payment as of December 31, 2022 is approximately 170,000 shares. In addition, the HMG purchase agreement provided for a customary net working capital adjustment, which adjustment was resolved in the second quarter of 2022 for a reduction of approximately $15 million in acquisition consideration.
Income Taxes. Tax payments, net of tax refunds, totaled $9 million, $69 million and $65 million for the years ended December 31, 2022, 2021 and 2020. The year-to-year changes in tax payments largely correspond to the changes in taxable net income for the respective years.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of December 31, 2022, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, increased to $3.1 billion as of December 31, 2022 from $2.2 billion as of December 31, 2021, due primarily to higher levels of revenue from our recent acquisitions, as well as the timing of project billings and collections. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Sources and Uses of Cash
As of December 31, 2022, we had approximately $1,363 million in working capital, defined as current assets less current liabilities, as compared with $1,089 million as of December 31, 2021, an increase of approximately $274 million. Cash and cash equivalents totaled $371 million as of December 31, 2022 and $361 million as of December 31, 2021, for an increase of $10 million.
Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$352.3	$793.1	$937.3
Net cash used in investing activities	$(821.2)	$(1,357.2)	$(216.6)
Net cash provided by (used in) financing activities	$480.9	$501.9	$(369.9)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments (including the effect of deferrals of, or payments for, previously deferred amounts associated with COVID-19 relief provisions), accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the year ended December 31, 2022 was $352 million, as compared with $793 million in 2021, for a decrease in cash provided by operating activities of approximately $441 million, due primarily to a decrease in net income as well as the effect of revenue growth and timing-related working capital changes in assets and liabilities, net, including from our recent acquisitions and from higher levels of purchasing activity in 2022 to secure inventory and materials to address concerns resulting from inflation and supply chain disruptions. The above described items, which resulted in a reduction in our operating cash flows, were offset, in part, by a net increase in expenses that reconcile net income to operating cash flows, including amortization of intangible assets.
Days sales outstanding, net of contract liabilities (“DSO”) is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our DSO was 83 as of December 31, 2022, and as of December 31, 2021, our DSO was 98. Our DSO as of December 31, 2021 includes the effect of acquisitions that were completed in December 2021, for which the related accounts receivable, net of allowance, less contract liabilities is included in our consolidated financial results, but for which there is not a full quarter’s revenue included in the results for the year ended December 31, 2021.

Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. DSOs as of December 31, 2022 reflect the effects of timing of ordinary course billing and collection activities, as well as the effect of lower levels of organic revenue with fixed amounts of project retainage for certain projects. Other than matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $536 million to $821 million for the year ended December 31, 2022 from $1,357 million in 2021. We completed five acquisitions during the year ended December 31, 2022, for which we paid $636 million in cash, net of cash acquired, a decrease of approximately $609 million as compared with 2021, in which period we completed 14 acquisitions and paid $1,245 million. Capital expenditures totaled $263 million, or $182 million, net of asset disposals, in 2022, as compared with $170 million, or $105 million, net of asset disposals, in 2021, an increase in cash used in investing activities of approximately $77 million, due to acceleration of capital expenditures in 2022 to address supply chain disruption concerns. Payments for other investments, which relate primarily to investments in certain equity investees as well as payments for split dollar life insurance agreements, decreased from $10 million in 2021 to $4 million in 2022.
Financing Activities. Net cash provided by financing activities for the year ended December 31, 2022 was $481 million, as compared with $502 million in 2021, a decrease of approximately $21 million. In 2022, we drew $700 million in new term loans in connection with the completion of the IEA acquisition, and had $124 million of borrowings, net of repayments on our credit facility, as compared with $691 million of borrowings, net of repayments on our credit facility in 2021, for an increase in cash provided by financing activities of approximately $133 million from credit facility and term loan activity, net. This increase in cash provided by financing activities was offset, in part, by an increase in payments of finance lease obligations of approximately $23 million in 2022 as compared with 2021. Payments of acquisition-related contingent consideration included within financing activities totaled $35 million in 2022 as compared with $22 million in 2021, for an increase in cash used in financing activities of $13 million. Total payments of acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $38 million in 2022 as compared with $47 million in 2021. In addition, cash payments for acquisition-related contingent assets related to the December 2021 acquisition of HMG totaled approximately $18 million for the year ended December 31, 2022. Other financing activities, net, which includes the effects of other borrowing and transaction-related activities, including payments of financing costs, totaled payments of $23 million in 2022 as compared with proceeds of $6 million in 2021. Share repurchases totaled $81 million for the year ended December 31, 2022, whereas there were no share repurchases in 2021, for an increase in cash used in financing activities in 2022. Additionally, payments to holders of our non-controlling interests decreased by $8 million in 2022 as compared with 2021, for a decrease in cash used in financing activities.
Senior Credit Facility
We have a senior unsecured credit facility (the “Credit Facility”) that matures on November 1, 2026. The Credit Facility was amended on September 1, 2022 to, among other changes, increase the aggregate borrowing commitments from approximately $2.0 billion to $2.25 billion, which amount is composed of $1.9 billion of revolving commitments, an increase of $250 million from the previous Credit Facility, and a Term Loan with an original principal amount of $350 million. The amendment also released the guarantees that existed under the previous Credit Facility and removed the requirement that certain of our subsidiaries guarantee the obligations thereunder. The other terms and conditions of the Credit Facility remain substantially the same. Additionally, the amendment eliminated the use of LIBOR as a basis to determine certain interest rates and transitioned to SOFR for such purposes. Aggregate outstanding revolving borrowings under the Credit Facility as of December 31, 2022 totaled approximately $896 million. Borrowings under the amended Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
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
6.625% Senior Notes

Upon consummation of the October 2022 acquisition of IEA, we assumed $300.0 million of IEA’s 6.625% senior unsecured notes that mature on August 15, 2029 (the “6.625% IEA Senior Notes”), of which approximately $74.9 million in principal amount of 6.625% IEA Senior Notes were exchanged for the same principal amount of 6.625% MasTec Senior Notes in a private exchange offer and consent solicitation to certain holders of 6.625% IEA Senior Notes, as described below. Collectively, the 6.625% IEA Senior Notes and the 6.625% MasTec Senior Notes are referred to as the “6.625% Senior Notes.” Interest on the 6.625% IEA Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. Prior to the acquisition of IEA by MasTec, the 6.625% IEA Senior Notes were guaranteed by the IEA Guarantors. Effective October 7, 2022, concurrent with the acquisition of IEA and the repayment in full and termination of IEA’s credit facility, which resulted in the release of such guarantors under the prior credit facility, the IEA Guarantors of the 6.625% IEA Senior Notes were automatically and unconditionally released and discharged from their obligations under the IEA Senior Notes Indenture. The 6.625% IEA Senior Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company’s subsidiaries and are effectively subordinated to any secured indebtedness of the IEA Issuer, to the extent of the value of the collateral securing such indebtedness. Certain restrictions set forth in the indenture governing the 6.625% IEA Senior Notes were suspended in October 2022 following the acquisition of IEA by MasTec because such notes were rated “investment grade” by at least two nationally recognized ratings agencies. These covenants will remain suspended for so long as such investment grade ratings are maintained. See Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Exchange Offer and 6.625% MasTec Senior Notes
Pursuant to a private exchange offer and consent solicitation to certain holders of the 6.625% IEA Senior Notes, which was completed on October 26, 2022, approximately $74.9 million in principal amount of 6.625% IEA Senior Notes were exchanged for the same principal amount of 6.625% MasTec Senior Notes. Interest on the 6.625% MasTec Senior Notes is payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2023. The 6.625% MasTec Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 6.625% MasTec Senior Notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of the subsidiaries of the Company, including trade payables and the 6.625% IEA Senior Notes. See Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
2022 Term Loan Facility
On September 1, 2022, we entered into a new unsecured delayed draw term loan agreement (the “2022 Term Loan Facility”) which provided for $700.0 million in term loans, composed of $400.0 million in principal amount of three-year loans and $300.0 million in principal amount of five-year loans, which were drawn on October 7, 2022, the closing date of the IEA acquisition. The obligations under the 2022 Term Loan Facility are unsecured and are not guaranteed by any of the Company or its subsidiaries. See Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of December 31, 2022.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements, which is incorporated by reference.

Contractual Payment Obligations
The following table sets forth our contractual payment obligations as of December 31, 2022 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Senior unsecured credit facility	$1,246.0	$8.8	$26.3	$1,210.9	$—
4.50% Senior Notes	600.0	—	—	—	600.0
6.625% Senior Notes	281.2	—	—	—	281.2
2022 Term Loan Facility	700.0	—	430.0	270.0	—
Finance lease and other obligations	414.5	163.1	207.0	40.8	3.6
Operating lease liabilities	317.7	102.0	132.0	51.8	31.9
Earn-out and contingent payment obligations (a)	51.4	51.4	—	—	—
Interest (b)	721.5	172.3	319.5	182.6	47.1
Total	$4,332.3	$497.6	$1,114.8	$1,756.1	$963.8
(a)    Under certain acquisition agreements, we have agreed to pay the sellers earn-outs and other amounts based on the performance of the businesses acquired. Certain of these payments may be made either in cash or in MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these payments, we have only included obligations that we expect will be paid in cash and have been earned as of December 31, 2022.
(b)    Represents expected future interest payments on debt and finance lease obligations outstanding as of December 31, 2022, and does not include potential letter of credit or commitment fees associated with our senior unsecured credit facility. With the exception of our credit facilities and term loans, all of our debt instruments are fixed rate interest obligations.
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
Impact of Inflation
Over the last year, inflation, supply chain and labor constraints have had a significant impact on the global economy, including on the construction industry in the United States. The primary inflationary factors directly affecting our operations are labor, fuel and material costs. Inflation has caused an increase in consumer prices and regulatory actions to increase interest rates, thereby elevating the risk of a recession. At the same time, the labor market remains at historically low levels of unemployment, creating further pressure on the supply of skilled labor. In times of low unemployment and/or high inflation, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of our customers’ projects, and accordingly, demand for our services. Material and commodity prices are subject to unexpected fluctuations due to events outside of our control, including fluctuations in global supply and demand, climate-related effects, and geopolitical events, such as the ongoing conflict in Ukraine, which events have recently caused market volatility, particularly in the oil and gas markets, among others. Recent increases in labor, fuel and materials costs, to the extent that we have been unable to pass such increases along to our customers, have negatively affected our project margins, and could continue to affect our profitability in the future if we are unable to pass these costs along to our customers. Such market volatility can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Market prices for goods can also be affected by supply chain disruptions, including the continuing effects of supply chain disruptions as a result of the COVID-19 pandemic. Additionally, as discussed within “Interest Rate Risk” below, the current inflationary environment has also resulted in an increase in market interest rates, which has increased the rates of interest on our variable rate debt. We closely monitor inflationary factors, including current rates of inflation, and any potential effects they may have on our business operations, operating results and/or financial condition. While the impact of these factors cannot be fully eliminated, we proactively work to mitigate the effects of inflation; however, continued inflationary pressures and related interest rate increases could adversely affect our business operations in the future.
Recently Issued Accounting Pronouncements
See Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the audited consolidated financial statements, which is incorporated by reference.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As of December 31, 2022, our variable interest rate debt was primarily related to our Credit Facility and 2022 Term Loans. Outstanding borrowings under our Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) Term Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Facility, plus a margin of 1.125% to 1.625%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.125% to 0.625%. As of December 31, 2022, we had $896 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 5.82% and a Term Loan with a balance of $350 million and an interest rate of 5.80%. The current year interest rates for outstanding revolving loans under our Credit Facility and Term Loan reflect basis point increases of approximately 350 and 445, respectively, over the comparable period in 2021. Outstanding loans under the Three-Year Tranche of our 2022 Term Loans bear interest, at the Company’s option, at a rate equal to either (a) SOFR, as defined in the 2022 Term Loan Facility, plus a margin of 1.125% to 1.500%, or (b) a Base Rate, as defined below, plus a margin of 0.125% to 0.500%. Outstanding loans under the Five-Year Tranche of our 2022 Term Loans bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR plus a margin of 1.250% to 1.625%, or (b) a Base Rate, plus a margin of 0.250% to 0.625%. As of December 31, 2022, our Three-Year Tranche and Five-Year Tranche term loans had a principal balance of $400 million and $300 million, respectively, with weighted average interest rates of 5.692% and 5.817%, respectively.
Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and Term Loan would have increased our interest expense by approximately $15 million for the year ended December 31, 2022.
As of December 31, 2022, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes, $300 million aggregate principal amount of 6.625% Senior Notes and $389 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.0%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 2% of our total revenue for the year ended December 31, 2022. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations in 2022. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the year ended December 31, 2022, foreign currency translation losses, net, totaled approximately $3.1 million and related to our operations in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of December 31, 2022. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MasTec, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2023, expressed an adverse opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Business combinations - Fair value measurement of certain acquired amortizable intangible assets
As described in Notes 1 and 3 to the consolidated financial statements, during 2022 the Company completed the acquisition of five entities for total consideration of $799 million. The Company accounted for the transactions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date, including trade names, customer relationships and backlog. Additionally, the Company recorded adjustments to the preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition for certain acquisitions completed during 2021. Measurement period adjustments, net, in 2022 relate primarily to an increase in amortizable intangible assets resulting from the finalization of the related intangible asset valuations. The Company estimated the fair value of these amortizable intangible assets using expected cash flows and industry-standard valuation techniques, which required the Company to make significant estimates and assumptions related to future cash flows, including those related to revenue growth, and discount rates.
We identified the determination of the fair values of certain trade names, customer relationships, and backlog as a critical audit matter because of the significant estimates and assumptions the Company makes to calculate their fair value for purposes of recording the acquisition and measurement period adjustments. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s forecasts of future cash flows, specifically certain revenue growth rates used in the valuation of certain trade names and customer relationships, and discount rates used in the valuation of certain trade names, customer relationships, and backlog, including the need to involve our internal fair value specialists.
The primary procedures we performed to address this critical audit matter included:
•Testing the completeness and accuracy of underlying data supporting the determination of revenue growth rates and testing its clerical accuracy.
•Evaluating the reasonableness of the Company’s projections of revenue growth rates by comparing to external market sources, historical Company performance, and results from other areas of the audit.
•Utilizing our valuation specialists, to evaluate the reasonableness of the valuation methodology, and discount rates by:

•Evaluating the reasonableness of the Company’s valuation methods and testing the mathematical accuracy of the calculations.
•Assessing the source information underlying the determination of the discount rates, developing a range of independent estimates for the discount rates, and comparing those to the discount rates selected by the Company.
Goodwill Impairment Assessment
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.2 billion at December 31, 2022. The Company performs annual impairment tests of goodwill, and on a quarterly basis, monitors goodwill for potential indicators of impairment. During 2022, the Company concluded that triggering events occurred for certain reporting units. No impairment charges were recorded as a result of the Company’s interim and annual impairment tests. Management estimates the fair values of its reporting units using a combination of the market and the income approaches.
We identified the determination of the fair value of certain reporting units as a critical audit matter. Under the market approach, the reporting units’ fair values were estimated using market multiple assumptions for comparable companies. Under the income approach, a discounted cash flow methodology was used that included: (i) management’s estimates and assumptions, such as discount rates, terminal growth rates, and projections of revenue, operating costs, and cash flows, (ii) assumptions related to general economic and market conditions, and (iii) considerations of planned business and operational strategies. These estimates and assumptions require significant management judgment due to their highly subjective nature. Changes in these assumptions could have a significant impact on the fair value of the reporting units and the amount of goodwill impairment (if any). These estimates and assumptions were especially challenging to test and required significant auditor judgment because they were affected by expected future market conditions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
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
•Utilizing internal valuation specialists to assist in (i) assessing the appropriateness and relative weighting of the income and market approaches, and (ii) evaluating the reasonableness of the discount rates and terminal growth rates used in the income approach.
Revenue Recognition - Estimated Costs to Complete
As described in Note 1 to the consolidated financial statements, the Company recognizes a significant portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition.
We identified estimated costs to complete on certain revenue contracts as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material, and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these estimates involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.
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
Miami, Florida
March 16, 2023

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Revenue	$9,778,038	$7,951,781	$6,320,975
Costs of revenue, excluding depreciation and amortization	8,586,333	6,805,735	5,270,879
Depreciation	371,240	345,612	258,841
Amortization of intangible assets	135,908	77,214	38,910
General and administrative expenses	559,437	306,970	302,981
Interest expense, net	112,255	53,413	59,629
Equity in earnings of unconsolidated affiliates, net	(28,836)	(33,830)	(29,738)
Loss on extinguishment of debt	—	—	5,569
Other income, net	(1,358)	(33,408)	(11,260)
Income before income taxes	$43,059	$430,075	$425,164
Provision for income taxes	(9,171)	(99,346)	(102,465)
Net income	$33,888	$330,729	$322,699
Net income (loss) attributable to non-controlling interests	534	1,898	(149)
Net income attributable to MasTec, Inc.	$33,354	$328,831	$322,848

Earnings per share (Note 2):
Basic earnings per share	$0.45	$4.54	$4.43
Basic weighted average common shares outstanding	74,917	72,499	72,799

Diluted earnings per share	$0.42	$4.45	$4.38
Diluted weighted average common shares outstanding	76,185	73,941	73,715

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$33,888	$330,729	$322,699
Other comprehensive income (loss):
Foreign currency translation (losses) gains, net of tax	(3,089)	258	1,413
Unrealized gains (losses) on investment activity, net of tax	30,910	12,410	(17,151)
Comprehensive income	$61,709	$343,397	$306,961
Comprehensive income (loss) attributable to non-controlling interests	534	1,898	(149)
Comprehensive income attributable to MasTec, Inc.	$61,175	$341,499	$307,110

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share information)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$370,592	$360,736
Accounts receivable, net of allowance	1,399,732	1,019,324
Contract assets	1,729,886	1,227,927
Inventories, net	117,969	92,595
Prepaid expenses	122,308	91,488
Other current assets	118,640	81,884
Total current assets	$3,859,127	$2,873,954
Property and equipment, net	1,754,101	1,436,087
Operating lease right-of-use assets	279,534	260,410
Goodwill, net	2,045,041	1,520,575
Other intangible assets, net	946,299	670,280
Other long-term assets	409,157	360,087
Total assets	$9,293,259	$7,121,393
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$171,916	$137,912
Current portion of operating lease liabilities	96,516	95,426
Accounts payable	1,109,867	663,063
Accrued salaries and wages	181,888	203,141
Other accrued expenses	365,971	229,936
Contract liabilities	406,232	313,965
Other current liabilities	163,647	141,155
Total current liabilities	$2,496,037	$1,784,598
Long-term debt, including finance leases	3,052,193	1,876,233
Long-term operating lease liabilities	194,050	176,378
Deferred income taxes	571,401	450,361
Other long-term liabilities	238,391	289,962
Total liabilities	$6,552,072	$4,577,532
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 98,615,105 and 95,371,211 (including 2,047,130 and 1,747,385 of unvested stock awards) as of December 31, 2022 and 2021, respectively	9,862	9,537
Capital surplus	1,246,590	1,033,615
Retained earnings	2,195,742	2,162,388
Accumulated other comprehensive loss	(50,955)	(78,776)
Treasury stock, at cost: 19,933,055 and 18,941,926 shares as of December 31, 2022 and 2021, respectively	(663,910)	(586,955)
Total MasTec, Inc. shareholders’ equity	$2,737,329	$2,539,809
Non-controlling interests	$3,858	$4,052
Total equity	$2,741,187	$2,543,861
Total liabilities and equity	$9,293,259	$7,121,393

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	91,909,430	$9,191	(15,344,917)	$(466,727)	$809,753	$1,510,709	$(75,706)	$1,787,220	$4,471	$1,791,691
Net income (loss)						322,848		322,848	(149)	322,699
Other comprehensive loss							(15,738)	(15,738)		(15,738)
Non-cash stock-based compensation					21,875			21,875		21,875
Issuance of restricted shares, net	993,893	99			(99)			—		—
Other stock issuances, net of shares withheld for taxes	204,117	21			5,924			5,945		5,945
Acquisition of treasury stock, at cost			(3,597,009)	(120,228)				(120,228)		(120,228)
Distributions to non-controlling interests								—	(719)	$(719)
Balance as of December 31, 2020	93,107,440	$9,311	(18,941,926)	$(586,955)	$837,453	$1,833,557	$(91,444)	$2,001,922	$3,603	$2,005,525
Net income						328,831		328,831	1,898	330,729
Other comprehensive income							12,668	12,668		12,668
Non-cash stock-based compensation					24,805			24,805		24,805
Issuance of shares in connection with acquisition	1,975,232	198			181,484			181,682		181,682
Issuance of restricted shares, net	305,882	31			(31)			—		—
Shares withheld for taxes, net of other stock issuances	(17,343)	(3)			(4,667)			(4,670)		(4,670)
Distributions to non-controlling interests								—	(76)	(76)
Purchase of non-controlling interests					(5,429)			(5,429)	(1,373)	(6,802)
Balance as of December 31, 2021	95,371,211	$9,537	(18,941,926)	$(586,955)	$1,033,615	$2,162,388	$(78,776)	$2,539,809	$4,052	$2,543,861
Net income						33,354		33,354	534	33,888
Other comprehensive income							27,821	27,821		27,821
Non-cash stock-based compensation					27,446			27,446		27,446
Issuance of shares in connection with acquisitions	2,758,403	277	133,157	4,336	188,444			193,057		193,057
Issuance of restricted shares, net	534,909	53			(53)			—		—
Shares withheld for taxes, net of other stock issuances	(49,418)	(5)			(2,862)			(2,867)		(2,867)
Acquisition of treasury stock, at cost			(1,124,286)	(81,291)				(81,291)		(81,291)
Distributions to non-controlling interests								—	(728)	(728)
Balance as of December 31, 2022	98,615,105	$9,862	(19,933,055)	$(663,910)	$1,246,590	$2,195,742	$(50,955)	$2,737,329	$3,858	$2,741,187

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$33,888	$330,729	$322,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	371,240	345,612	258,841
Amortization of intangible assets	135,908	77,214	38,910
Non-cash stock-based compensation expense	27,446	24,805	21,875
Provision for deferred income taxes	9,549	51,931	7,180
Equity in earnings of unconsolidated affiliates, net	(28,836)	(33,830)	(29,738)
Gains on sales of assets, net	(39,692)	(35,635)	(16,210)
Non-cash interest expense, net	4,172	3,171	2,988
Other non-cash items, net	4,743	(12,323)	21,775
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6,298	149,152	87,372
Contract assets	(304,351)	49,295	63,306
Inventories	(20,523)	10,147	17,904
Other assets, current and long-term portion	68,603	(35,837)	20,486
Accounts payable and accrued expenses	192,119	(104,481)	94,069
Contract liabilities	(39,372)	10,603	21,326
Other liabilities, current and long-term portion	(68,895)	(37,479)	4,471
Net cash provided by operating activities	$352,297	$793,074	$937,254
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(635,763)	(1,244,603)	(24,971)
Capital expenditures	(263,352)	(170,066)	(213,746)
Proceeds from sale of property and equipment	81,470	65,287	37,077
Payments for other investments	(3,981)	(9,996)	(17,456)
Proceeds from other investments	400	557	648
Other investing activities, net	43	1,650	1,843
Net cash used in investing activities	$(821,183)	$(1,357,171)	$(216,605)
Cash flows from financing activities:
Proceeds from credit facilities and term loans	4,065,000	1,503,372	1,434,610
Repayments of credit facilities	(3,241,128)	(812,103)	(1,741,067)
Proceeds from issuance of 4.50% senior notes	—	—	600,000
Repayments of 4.875% senior notes	—	—	(400,000)
Payments of finance lease obligations	(181,481)	(158,892)	(126,988)
Payments of acquisition-related contingent consideration	(35,149)	(21,675)	(10,097)
Payments for acquisition-related contingent assets	(17,636)	—	—
Payments to non-controlling interests, including acquisition of interests	(728)	(8,965)	(719)
Proceeds from stock-based awards	—	—	7,090
Payments for stock-based awards	(4,098)	(6,024)	(636)
Repurchases of common stock	(81,291)	—	(120,228)
Other financing activities, net	(22,592)	6,229	(11,852)
Net cash provided by (used in) financing activities	$480,897	$501,942	$(369,887)
Effect of currency translation on cash	(2,155)	(227)	929
Net increase (decrease) in cash and cash equivalents	9,856	(62,382)	351,691
Cash and cash equivalents - beginning of period	360,736	423,118	71,427
Cash and cash equivalents - end of period	$370,592	$360,736	$423,118

Supplemental cash flow information:
Interest paid	$106,484	$61,815	$65,016
Income taxes paid, net of refunds	$8,603	$69,110	$64,651
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$206,620	$160,286	$114,221

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: power delivery services, including transmission, distribution, environmental planning and compliance; wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline distribution infrastructure, including natural gas, carbon capture sequestration, water and pipeline integrity services; heavy civil; industrial infrastructure; and environmental remediation services. MasTec’s customers are primarily in these industries. MasTec reports its results under five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery; and (5) Other. During the first quarter of 2022, the Company began reporting its December 30, 2021 acquisition of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”), which was initially reported within the Company’s Power Delivery segment, within its Power Delivery, Communications and Oil and Gas segments, as appropriate, and HMG’s corporate functions within its Corporate results. Accordingly, HMG’s December 31, 2021 balance sheet information was recast to conform with the new reporting structure. See Note 13 - Segments and Related Information. Additionally, see Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net, for discussion related to the Company’s recent business acquisition activity.
Principles of Consolidation
The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Other parties’ interests in entities that MasTec consolidates are reported as non-controlling interests within equity, except for mandatorily redeemable non-controlling interests, which are recorded within other liabilities. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income or loss. Investments in entities for which the Company does not have a controlling financial interest, but over which it has the ability to exert significant influence, are accounted for under the equity method of accounting. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity. When appropriate, prior year amounts are reclassified to conform with the current period presentation.
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
Management Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; supply chain disruptions; uncertainty from potential recessionary effects; climate-related matters; market, industry and regulatory factors, including permitting issues; global events, such as the ongoing military conflict in Ukraine; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.
Key estimates include: the recognition of revenue and project profit or loss, which the Company defines as project revenue less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including acquisition-related assets, such as goodwill and intangible assets, equity investments, long-lived and other assets; acquisition-related liabilities, including contingent consideration, other liabilities and debt obligations; allowances for credit losses; asset lives used in computing depreciation and amortization; fair values of financial instruments; self-insurance liabilities; certain other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies.
General Economic, Regulatory and Market Conditions
The Company has experienced, and may continue to experience, direct and indirect negative effects on its business and operations from negative economic, regulatory and market conditions, including recent inflationary effects on fuel prices, labor and materials costs, rising interest rates, supply chain disruptions and uncertainty from potential recessionary effects that could negatively affect demand for future projects and/or delay existing project timing or cause increased project costs. The Company may also experience negative effects from possible longer-term changes in consumer and customer behavior resulting from the effects of the COVID-19 pandemic. The extent to which general economic, regulatory and market conditions could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, and, therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted in response to the effects of the COVID-19 pandemic, permitted deferral and/or reduction of certain federal and payroll tax amounts, certain of which the Company pursued. Payroll tax deferrals under the CARES Act, which totaled $42 million as of December 31, 2021, were fully paid as of December 31, 2022.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 51%, 38% and 36% of consolidated revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
Revenue from contracts for specific projects, as well as for certain projects pursuant to master and other service agreements, is typically recognized over time using the cost-to-cost measure of progress, which is an input method. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment, and to a lesser extent, certain revenue in the Company’s Clean Energy and Infrastructure and Oil and Gas segments. Point in time revenue is recognized when the work order has been fulfilled, which for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 4% of consolidated revenue in both of the years ended December 31, 2022 and 2021, and accounted for approximately 5% of consolidated revenue for the year ended December 31, 2020.
Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers, operational and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. In each of the years ended December 31, 2022, 2021 and 2020, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2021, 2020 and 2019. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, from performance obligations satisfied or partially satisfied in prior periods, for the years ended December 31, 2022, 2021 and 2020 totaled net increases of approximately $13.8 million, $41.1 million and $13.5 million, respectively.
The Company may incur certain costs that can be capitalized, such as initial set-up or mobilization costs. Such capitalized costs, which are amortized over the life of the respective projects, were not material as of December 31, 2022 or 2021.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of December 31, 2022, the amount of the Company’s remaining performance obligations was $7.7 billion. Based on current expectations, the Company anticipates it will recognize approximately $5.6 billion of its remaining performance obligations as revenue during 2023, with the remainder expected to be recognized primarily in 2024.
Variable Consideration. Transaction prices for the Company’s contracts may include variable consideration, which comprises items such as change orders, claims and incentives. Management estimates variable consideration for a performance obligation utilizing estimation methods that it believes best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price if it is probable that when the uncertainty associated with the variable consideration is resolved, there will not be a significant reversal of the cumulative amount of revenue that has been recognized. Management’s estimates of variable consideration and the determination of whether to include estimated amounts in transaction prices are based largely on engineering studies and legal advice, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available at the time of the estimate. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue, typically on a cumulative catch-up basis, as such variable consideration, which typically pertains to changed conditions and scope, is generally for services encompassed under the existing contract. To the extent unapproved change orders, claims and other variable consideration reflected in transaction prices are not resolved in the Company’s favor, or to the extent incentives reflected in transaction prices are not earned, there could be reductions in, or reversals of, previously recognized revenue.
As of December 31, 2022 and 2021, the Company included approximately $271 million and $104 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both December 31, 2022 and 2021, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments and include amounts related to recently acquired businesses. The Company actively engages with its customers to complete the final approval process and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
Estimates of expected credit losses could be affected by many factors, including, but not limited to: changes in credit loss experience, changes to the risk characteristics of the Company’s financial asset portfolio, developing trends, including changes in management’s expectations of future economic, industry or other conditions and/or changes in credit quality or unanticipated financial difficulties affecting the Company’s customers. In addition, if anticipated recoveries in existing work-out negotiations or bankruptcies fail to materialize, additional allowances may be required. Estimates of collectibility are subject to significant change during times of economic weakness or uncertainty in either the overall economy, such as the current market environment, or within the industries served by MasTec. Management actively monitors these factors and assesses the sufficiency of its allowance for credit losses on an ongoing basis, including end-market volatility and/or other macroeconomic trends, such as the current market environment of rising interest rates and inflation, on the credit quality of the Company’s customers and/or its financial assets.
Inventories
Inventories primarily consist of materials and supplies for construction and installation projects, which are valued at the lower of cost or net realizable value using the average cost or specific identification methods of costing. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could result in an impairment of the value of materials purchased. The value of inventory may also decrease due to obsolescence, physical deterioration, damage, changes in price levels, or other causes. Inventory valuation allowances are determined based upon specific facts and circumstances and market conditions. As of December 31, 2022 and 2021, valuation allowances for inventory totaled $12.2 million and $11.1 million, respectively.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of interest-bearing demand deposits. The Company considers highly liquid investments with original maturities of less than three months to be cash equivalents. The balances in certain of our bank accounts exceed federally insured limits. Cash and cash equivalents are maintained at financial institutions that management considers to be of high credit quality. Cash balances maintained by certain operating subsidiaries and by entities that are proportionately consolidated that are not swept into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. Included in the Company’s cash balances as of December 31, 2022 and 2021 are amounts held by entities that are proportionately consolidated totaling $25.7 million and $14.6 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Outstanding checks that have not yet cleared through the banking system represent book overdrafts, which are classified within accounts payable. There are no material compensating balance requirements associated with the Company’s depository accounts or other restrictions on the transfer of cash associated with the Company’s depository accounts.
Fair Value of Financial Instruments
The Company’s financial instruments are primarily composed of cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, equity investments, certain other assets and investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration and other liabilities, mandatorily redeemable non-controlling interests and debt obligations.
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
Fair values of financial instruments are estimated using public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of notes and other receivables, cash collateral deposited with insurance carriers and outstanding balances on its credit and term loan facilities approximate their fair values.
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
Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. The Company has determined that certain of its investment arrangements are VIEs. As of December 31, 2022, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs, nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated. The carrying values of the Company’s VIEs totaled approximately $24 million as of both December 31, 2022 and 2021, which amounts are recorded within other long-term assets in the consolidated balance sheets, and management believes that the Company’s maximum exposure to loss for its VIEs, inclusive of additional financing commitments, approximated $37 million for both periods.
The Company’s investments in entities for which it does not have a controlling interest and is not the primary beneficiary, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for the Company’s proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. Equity method investments are recorded as other long-term assets in the Company’s consolidated balance sheets. Income or loss from these investments is recorded as a separate line item in the consolidated statements of operations. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee in transactions with third parties. Distributions received from equity method investees are reflected in the statements of cash flows using the nature of distributions approach, under which distributions are classified based on the nature of the activity that generated them. For equity investees in which the Company has an undivided interest in the assets, liabilities and profits or losses of an unincorporated entity, but does not exercise control over the entity, the Company consolidates its proportional interest in the accounts of the entity.

Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment, which is referred to as the “adjusted cost basis.” The Company evaluates such investments for impairment by considering a variety of factors, including the earnings performance of the related investments, as well as the economic environment and market conditions in which the investees operate. Fair value measurements for the Company’s equity investments as of December 31, 2022 are classified within Level 1 or Level 2 of the fair value hierarchy based on the nature of the fair value inputs, and are recognized in other income or expense.
For further information pertaining to the Company’s equity investments, see Note 4 - Fair Value of Financial Instruments.
Deferred Financing Costs
Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as deductions from the carrying amounts of the related debt instrument, including the Company’s senior unsecured credit facility. Deferred financing costs are amortized over the terms of the related debt instruments using the effective interest method. For the years ended December 31, 2022, 2021 and 2020, the Company deferred $2.8 million, $6.0 million and $8.9 million of financing costs in connection with its debt instruments. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $3.6 million, $3.2 million and $3.0 million for each of the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, in 2020, the Company wrote off $2.3 million of deferred financing costs in connection with the redemption of its 4.875% Senior Notes, which amount is included within loss on extinguishment of debt in the consolidated statements of operations. Deferred financing costs, net of accumulated amortization, totaled $17.6 million and $18.5 million as of December 31, 2022 and 2021, respectively. For further information pertaining to the Company’s debt instruments, see Note 7 - Debt.
Other Long-Term Assets
Other long-term assets consist primarily of investments in unconsolidated entities, equity and debt securities, life insurance assets, deferred compensation plan assets, miscellaneous receivables and prepaid expenses.
Long-Lived Assets
The Company’s long-lived assets consist primarily of property and equipment, including finance lease assets, and finite-lived intangible assets. Purchased property and equipment is recorded at cost, or, if acquired in a business combination, at the acquisition date fair value. Finance lease assets are recognized based on the present value of minimum future lease payments. Certain costs incurred in connection with developing or obtaining internal-use software are capitalized within office equipment, furniture and internal-use software. Depreciation and amortization of property and equipment, including finance lease assets, is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements that extend the life of the related assets are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal. Gains or losses, net, from the sale of property and equipment are included within general and administrative expenses. When the Company identifies assets to be sold, those assets are valued based on their estimated fair value less costs to sell and classified as held-for-sale and depreciation is no longer recorded. Finite-lived intangible assets are amortized over their useful lives, which are generally based on contractual or legal rights, in a manner consistent with the pattern in which the related benefits are expected to be consumed.
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected revenue and operating costs for the business as well as anticipated future economic conditions, which are Level 3 inputs. During the three years in the period ended December 31, 2022, there were no material impairments of long-lived assets.
Goodwill and Indefinite-Lived Intangible Assets
The Company has goodwill and indefinite-lived intangible assets that have been recorded in connection with its acquisitions of businesses. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. The Company performs its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of each year, and on a quarterly basis, monitors these assets for potential indicators of impairment. See below for details of the Company’s results of impairment testing for the years ended December 31, 2022, 2021 and 2020.
Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment, or one level below the operating segment, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) have a segment manager that regularly reviews the component’s operating results. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment test. Based on management’s review of its components and their related operations, the Company combines three of the components of its Power Delivery operating segment into one reporting unit. All of the Company’s other components each comprise one reporting unit.
During each of the three years in the period ended December 31, 2022, management performed a qualitative assessment for its goodwill and indefinite-lived intangible assets by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, including inflation and interest rates, industry and market conditions, including the potential effects of longer-term changes in consumer behavior from regulatory, climate-related, or other factors, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows.
Quantitative testing was performed for selected reporting units during each of the three years in the period ended December 31, 2022. For the selected reporting units, management estimated their fair values using a combination of market and income approaches using Level 3 inputs. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the business models of the Company’s reporting units and within the Company’s industry. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually.
2022 Assessment. Quantitative testing was performed for (i) four reporting units within the Oil and Gas operating segment; (ii) one reporting unit in the Power Delivery operating segment; and (iii) one reporting unit within the Clean Energy and Infrastructure segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels, uncertainty from potential recessionary effects and climate-related matters; success rates on new project awards; and levels of operating activity.
In 2022, significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3.0%, five to nine years of discounted cash flows prior to the terminal value, and a discount rate of 13.0%.
Based on the results of the quantitative assessment, the estimated fair values of all but one reporting unit within the Oil and Gas operating segment were determined to substantially exceed their carrying values. One reporting unit in the Oil and Gas operating segment, which had approximately $37.5 million of goodwill, had an estimated fair value that exceeded its carrying value by approximately 14%. A 100 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values.
2021 Assessment. In 2021, quantitative testing was performed for (i) four reporting units within the Oil and Gas operating segment; (ii) three reporting units in the Communications operating segment; and (iii) one reporting unit within the Clean Energy and Infrastructure operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, the potential effects of the COVID-19 pandemic, success rates on new project awards and levels of operating activity.
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
2020 Assessment. In 2020, quantitative testing was performed for (i) three reporting units within the Oil and Gas operating segment and (ii) one reporting unit in the Communications operating segment. Factors considered by management in determining the reporting units for which quantitative assessments were performed included the effects of current or expected changes in market conditions on the future business outlook, the potential effects of the COVID-19 pandemic, success rates on new project awards and levels of operating activity.
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
As of December 31, 2022 and 2021, management believes that the recorded balances of goodwill and indefinite-lived intangible assets are recoverable; however, significant changes in the assumptions or estimates used in the Company’s analyses, such as market conditions or a reduction in profitability and/or cash flows, and/or for indefinite-lived intangible assets, changes in other asset characteristics, could result in non-cash goodwill and/or intangible asset impairment charges in future periods.
Business Combinations
The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. For current assets and current liabilities, book value is generally assumed to equal fair value. Goodwill is the amount by which consideration paid exceeds the fair value of acquired net assets. A bargain purchase gain results when the fair value of an acquired business’ net assets exceeds its purchase price. Acquisition costs are expensed as incurred and are included within general and administrative expenses in the consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020, the Company incurred approximately $17 million, $7 million and $2 million, respectively, of acquisition costs associated with its completed acquisitions.
Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates that relate to facts and circumstances that occurred subsequent to the date of acquisition are reflected as income or expense, as appropriate.
Consideration paid generally consists of cash and, from time to time, shares, and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “acquisition-related contingent consideration” or “earn-outs.” In certain of the Company’s 2022 and 2021 acquisitions, the acquisition consideration included shares of the Company’s common stock, as determined based upon the terms of the purchase agreement. These shares were valued for financial reporting purposes based on the market share price of MasTec’s common stock on the date of closing. Additionally, in a prior year acquisition, the acquisition consideration included a mandatorily redeemable non-controlling interest, subject to a repurchase formula that is calculated in a manner consistent with the Company’s traditional earn-out arrangements. The Company refers to its traditional earn-out arrangements and the mandatorily redeemable non-controlling interest collectively as “Earn-outs.” Earn-out liabilities are measured at their estimated fair values as of the date of acquisition. Subsequent to the date of acquisition, if future Earn-out payments are expected to differ from Earn-out payments estimated as of the date of acquisition, any related fair value adjustments, including those related to finalization of completed earn-out arrangements, are recognized in the period that such expectation is considered probable. Changes in the fair value of Earn-out liabilities for the Company’s traditional earn-outs, other than those related to measurement period adjustments, as described above, are recorded within other income or expense in the consolidated statements of operations, and, for mandatorily redeemable non-controlling interests, are generally recorded within interest expense. Fair values are estimated using income approaches such as discounted cash flows or option pricing models, which are Level 3 inputs. Earn-out liabilities are included within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets. Earn-out payments, to the extent they relate to estimated liabilities as of the date of acquisition, are classified within financing activities in the consolidated statements of cash flows. Earn-out payments in excess of acquisition date liabilities are classified within operating activities.
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
Leases with an initial term of twelve months or less are classified as short-term leases and are not recognized in the consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment will be leased for greater than twelve months. The volume of lease activity for leases with an initial term of twelve months or less varies depending upon the number of ongoing projects at a given time, as well as the location and type of equipment required in connection with those projects. Lease payments for short-term leases are recognized on a straight-line basis over the lease term, and primarily relate to equipment used on construction projects, for which the rentals are based on daily, weekly or monthly rental rates, and typically contain termination for convenience provisions. Lease determinations are reassessed in the event of a change in lease terms. The Company has a limited number of sublease, equipment and other leasing arrangements, which are not considered material to the consolidated financial statements.
As of December 31, 2022, the Company’s leases have remaining lease terms of up to 16 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company accounts for non-lease components together with the related lease components for all classes of leased assets. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
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
Finance Leases
Finance lease assets are recorded within property and equipment, with a corresponding amount recorded within the Company’s debt obligations. Finance lease expense is composed of depreciation expense on the leased asset and interest on the lease liability. Additions to finance leases are included within the supplemental disclosures of non-cash information in the consolidated statements of cash flows. any of the Company’s finance leases contain purchase options, which the Company frequently exercises, given that the purchase option prices are typically below the estimated fair market values of the related assets.
Operating Leases
Operating lease right-of-use assets and liabilities are recorded on the consolidated balance sheets, with the related lease expense recognized over the term of the lease on a straight-line basis. Operating lease expense is recorded as rent expense, primarily within costs of revenue, excluding depreciation and amortization. Fixed costs for operating leases are composed of initial base rent amounts plus any fixed annual increases. Variable costs for operating leases consist primarily of common area maintenance expenses and taxes for facility leases. Certain of the Company’s operating leases contain purchase options, for which the purchase option price is generally considered to be at fair market value. From time to time, the Company may terminate a lease before the end of the lease term. Payments related to such early lease terminations are generally recorded within general and administration expenses.
Self-Insurance
The Company is self-insured up to the amount of its deductible for its insurance policies. MasTec maintains insurance policies subject to per claim deductibles of $2.0 million for its workers’ compensation policy, $5.0 million for its general liability policy and up to $9.5 million for its automobile liability policy. In addition, the Company has excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance companies, which reimburse claims up to the applicable insurance limits. Cash balances held by the Company’s captive insurance companies are generally not available for use in the Company’s other operations.
Estimated liabilities under the Company’s insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses of $0.6 million. MasTec’s estimated liability for employee group medical claims is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Cash collateral deposited with insurance carriers is included in other long-term assets in the consolidated balance sheets.
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
Grants of restricted shares are valued based on the closing market share price of MasTec’s common stock as reported on the New York Stock Exchange (the “market price”) on the date of grant. Compensation expense arising from restricted shares is recognized on a straight-line basis over the vesting period. Grants of restricted shares have cliff vesting terms, which generally vest over a period of three years. Upon vesting, some of the underlying shares may be sold to cover the required tax withholdings. However, some participants may choose the net share settlement method to cover withholding tax requirements, in which case shares are not issued, but are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. Withheld shares, which are valued at the market price on the date of vesting, are recorded as a reduction to additional paid-in capital and are reflected within financing activities in the consolidated statements of cash flows. For the years ended December 31, 2022, 2021 and 2020, shares withheld in connection with stock-based compensation arrangements totaled 49,418, 63,054 and 11,667, respectively, and related payments to taxing authorities totaled $4.1 million, $6.0 million and $0.6 million, respectively.
The Company has certain employee stock purchase plans (collectively, “ESPPs”) under which shares of the Company’s common stock are available for purchase by eligible participants. Under the ESPPs, eligible participants are permitted to purchase MasTec, Inc. common stock at 85% of the fair market value of the shares on the date of purchase, which occurs on the last trading day of each two week offering period. Prior to January 1, 2021, the ESPPs allowed participants to purchase MasTec, Inc. common stock at 85% of the fair market value of the shares at the lower of (i) the date of commencement of the offering period and (ii) the last day of the offering period, and the fair value of purchases was estimated using the Black-Scholes option-pricing valuation model. At the Company’s discretion, share purchases may be satisfied by delivering either newly issued common shares, or common shares reacquired on the open market or in privately negotiated transactions.
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
Business Streamlining and Restructuring Activities
From time to time, the Company may incur costs to streamline its business operations. These streamlining efforts, which are designed to improve profitability, could include eliminating service offerings that no longer fit into the Company’s business plan, certain acquisition and integration activities for acquired businesses, reducing or eliminating services or operations that do not produce adequate revenue or margins, or reducing costs of business units that need margin improvements. The costs associated with these efforts, which the Company refers to as business streamlining costs, acquisition and integration costs, or restructuring charges, can include such items as employee separation or termination costs, other integration-type costs, including facility consolidation and lease termination expenses, operating cost redundancies, losses on disposal of identified assets, and certain acquisition-related costs. When these efforts are related to circumstances that are significant, unique in nature and outside of the course of the Company’s normal and periodic business activities, they are referred to as restructuring costs, or, when acquisition-related, as acquisition and integration costs. Business streamlining costs, acquisition and integration costs, and/or restructuring charges are included within the applicable line items in the consolidated statement of operations based on the nature of the expenses incurred.

Litigation and Contingencies
Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Costs incurred for litigation are expensed as incurred. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period.
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
Accounting Pronouncements to be Adopted in 2023
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) to improve consistency for revenue recognition in the post-acquisition period for acquired contracts as compared to contracts entered into subsequent to acquisition. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, rather than at fair value. ASU 2021-08 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. This ASU is not expected to have a material effect on the Company’s consolidated financial statements.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Net income attributable to MasTec:
Net income - basic (a)	$33,354	$328,831	$322,848
Fair value gain (loss) related to resolved contingent payments (b)	$1,682	$—	$—
Net income - diluted (a)	$31,672	$328,831	$322,848
Weighted average shares outstanding:
Weighted average shares outstanding - basic (c)	74,917	72,499	72,799
Dilutive common stock equivalents (d)(e)	1,268	1,442	916
Weighted average shares outstanding - diluted	76,185	73,941	73,715
(a)    Basic net income is calculated as total net income or loss less amounts attributable to non-controlling interests. Diluted net income is calculated as total net income or loss, less amounts attributable to non-controlling interests, adjusted for the fair value gain or loss, if any, related to additional contingent payments to the former owners of an acquired business for which the contingency has been resolved as of the respective period. See discussion above and in Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net.
(b)    Represents the fair value gain or loss related to additional contingent payments for which the contingency has been resolved as of December 31, 2022. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net.
(c)    For the year ended December 31, 2022, basic shares include approximately 127,000 weighted average shares related to additional contingent payments.
(d)    For the years ended December 31, 2022, 2021 and 2020, weighted average anti-dilutive common stock equivalents totaled approximately 255,000, 159,000 and 44,000, respectively. For the year ended December 31, 2022, weighted average anti-dilutive common stock equivalents included approximately 29,200 warrants associated with the IEA acquisition.
(e)    For the year ended December 31, 2022, common stock equivalents included approximately 105,000 weighted average shares related to additional contingent payments to the former owners of an acquired business.
Share repurchases. For the year ended December 31, 2022, the Company repurchased approximately 1,124,000 shares of its common stock under its share repurchase programs, the effect of which on the Company’s weighted average shares outstanding in 2022 was a reduction of approximately 731,000 shares as compared with 2021. There were no share repurchases under the Company’s share repurchase programs for the year ended December 31, 2021. See Note 11 – Equity for details of the Company’s share repurchase transactions.
Shares issued for acquisitions. In the fourth quarter of 2022, the Company issued approximately 2,758,000 shares of its common stock in connection with the October 2022 acquisition of IEA, the effect of which was an increase of approximately 637,000 shares in 2022 as compared with 2021. In December 2021, the Company issued approximately 1,975,000 shares of its common stock in conjunction with the acquisition of HMG, the effect of which in 2021 was insignificant due to the timing of the acquisition. In the second quarter of 2022, the Company issued an additional 133,000 shares in connection with HMG. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net for additional information.
Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the periods indicated (in millions). Goodwill balances as of December 31, 2021 were recast in the first quarter of 2022 to reflect the change in segment reporting for the HMG acquisition, as discussed in Note 1 - Business, Basis of Presentation and Significant Accounting Policies. Goodwill was reallocated based on the estimated relative fair value of the respective HMG reporting units. See Note 13 - Segments and Related Information for additional information.

	Communications	Clean Energy and Infrastructure	Oil and Gas	Power Delivery	Total Goodwill
Goodwill, gross, as of December 31, 2020	$562.1	$152.7	$501.9	$150.1	$1,366.8
Accumulated impairment loss (a)	—	—	(123.8)	—	(123.8)
Goodwill, net, as of December 31, 2020	$562.1	$152.7	$378.1	$150.1	$1,243.0
Additions from new business combinations	52.3	13.4	58.3	153.3	277.3
Measurement period adjustments (b)	0.1	—	—	—	0.1
Currency translation adjustments	—	—	0.2	—	0.2
Goodwill, net, as of December 31, 2021 (c)	$614.5	$166.1	$436.6	$303.4	$1,520.6
Additions from new business combinations	3.0	535.2	4.6	1.9	544.7
Measurement period adjustments (b)	(11.4)	2.0	25.3	(35.2)	(19.3)
Currency translation adjustments	—	—	(1.0)	—	(1.0)
Goodwill, net, as of December 31, 2022	$606.1	$703.3	$465.5	$270.1	$2,045.0
Accumulated impairment loss (a)	—	—	(116.7)	—	(116.7)
Goodwill, gross, as of December 31, 2022	$606.1	$703.3	$582.2	$270.1	$2,161.7
(a)    Accumulated impairment losses include the effects of currency translation gains and/or losses.
(b)    Represents adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, in 2022 relate primarily to an increase in amortizing intangible assets, partially offset by an increase in consideration transferred resulting from federal income tax elections.
(c)    The above described change in segment reporting for the HMG acquisition resulted in a decrease in goodwill for the Power Delivery segment of $23.4 million and increases in goodwill for the Communications and Oil and Gas segments of $13.0 million and $10.4 million, respectively, as of December 31, 2021.

The following table provides a reconciliation of changes in other intangible assets, net, for the periods indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names (a)	Other (b)	Total
Other intangible assets, gross, as of December 31, 2020	$297.9	$50.4	$84.3	$432.6
Accumulated amortization	(218.5)	(9.7)	(20.4)	(248.6)
Other intangible assets, net, as of December 31, 2020	$79.4	$40.7	$63.9	$184.0
Additions from new business combinations	465.0	89.7	8.4	563.1
Currency translation adjustments	—	—	0.4	0.4
Amortization expense	(59.3)	(5.9)	(12.0)	(77.2)
Other intangible assets, net, as of December 31, 2021	$485.1	$124.5	$60.7	$670.3
Additions from new business combinations	272.0	95.8	0.3	368.1
Measurement period adjustments (c)	56.0	(6.9)	(3.6)	45.5
Currency translation adjustments	—	—	(1.7)	(1.7)
Amortization expense	(112.5)	(13.4)	(10.0)	(135.9)
Other intangible assets, net, as of December 31, 2022	$700.6	$200.0	$45.7	$946.3
Remaining weighted average amortization, in years	13	14	9	13
(a)    Trade names includes approximately $34.5 million of non-amortizing trade names as of each of December 31, 2022, 2021 and 2020.
(b)    Consists principally of pre-qualifications and non-compete agreements.
(c)    Represents adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, in 2022 relate primarily to an increase in amortizing intangible assets resulting from the finalization of the related intangible asset valuations.
Expected future amortization expense as of December 31, 2022 is summarized in the following table (in millions):

Amortization Expense
2023	$167.6
2024	132.8
2025	109.2
2026	90.2
2027	81.0
Thereafter	331.0
Total	$911.8
Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or strategic arrangements in order to deepen its market presence, broaden its geographic reach and expand its service offerings. In 2021, the Company initiated a significant transformation of its end-market business operations to support the nation’s transition to low-carbon energy sources and position the company for expected future opportunities associated with this transition. This transformation has included significant business combination activity, including expansion of the Company’s scale and capacity in renewable energy, power delivery and heavy civil services, which activity has resulted in significant acquisition and integration costs, both in the Company’s existing and recently acquired operations. Acquisitions are funded with cash on hand, borrowings under the Company’s senior unsecured credit facility and other debt financing and, for certain acquisitions, with shares of the Company’s common stock, and are generally subject to customary purchase price adjustments.
2022 Acquisitions. During 2022, MasTec completed five acquisitions, which included all of the equity interests of the following: (i) within the Company’s Clean Energy and Infrastructure segment: Infrastructure and Energy Alternatives, Inc. (“IEA”), a leading utility-scale infrastructure solutions provider in North America, with expertise in renewable energy and heavy civil projects, as well as rail and environmental remediation services, which acquisition was effective in October; and a company that specializes in the production of concrete and aggregate products, which acquisition was effective in August; (ii) within the Company’s Oil and Gas segment: an infrastructure construction company focusing on water, sewer and utility projects and with expertise in excavation and site work, which acquisition was effective in January; (iii) within the Company’s Communications segment: a telecommunications company specializing in wireline services, which acquisition was effective as of the end of May; and (iv) within the Company’s Power Delivery segment: a company specializing in the construction of overhead high voltage transmission lines, which acquisition was effective in July.
Determination of the estimated fair values of net assets acquired and the estimated earn-out liabilities and consideration transferred for the Company’s 2022 acquisitions was preliminary as of December 31, 2022 due to the limited amount of time since these acquisitions; as a result, further adjustments to these estimates may occur. The following table summarizes, as of December 31, 2022, the estimated fair values of consideration paid and net assets acquired, as adjusted, for the 2022 acquisitions (in millions):

Acquisition consideration:	IEA	All other	Total
Cash, net of cash acquired	$564.5	$47.5	$612.0
Shares transferred	173.7	—	173.7
Estimated fair value of warrants	10.3	—	10.3
Estimated fair value of contingent consideration	—	2.8	2.8
Total consideration	$748.5	$50.3	$798.8
Identifiable assets acquired and liabilities assumed:
Accounts receivable and contract assets	$593.6	$6.1	$599.7
Current assets	34.5	1.6	36.1
Property and equipment	213.0	30.2	243.2
Long-term assets, primarily operating lease right-of-use assets	36.9	0.1	37.0
Amortizing intangible assets	362.2	5.9	368.1
Accounts payable	(136.4)	(4.7)	(141.1)
Current liabilities, including current portion of operating lease liabilities	(422.5)	(2.6)	(425.1)
Long-term debt, including finance lease obligations	(330.8)	(0.2)	(331.0)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(132.6)	(0.2)	(132.8)
Total identifiable net assets	$217.9	$36.2	$254.1
Goodwill	530.6	14.1	544.7
Total net assets acquired, including goodwill	$748.5	$50.3	$798.8
Amortizing intangible assets related to the IEA acquisition are primarily composed of customer relationships, and to a lesser extent, trade names and backlog. Customer relationship and trade name intangible assets for IEA, in the aggregate, totaled approximately $321 million, which each had a weighted average life of approximately 14 years, based on IEA’s operational history and established relationships with, and the nature of, its customers, which are primarily in the renewable energy and specialty civil industries. Backlog intangible assets for IEA totaled approximately $42 million, with a weighted average life of approximately 1 year, and are based on estimated cash flows expected to be derived from future work on acquired contracts with customers. The weighted average life of amortizing intangible assets in the aggregate for the IEA acquisition was 13 years. Amortizing intangible assets related to “All other” acquisitions, which are primarily composed of customer relationships, had an aggregate weighted average life of 9 years. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed.
The goodwill balances for each of the respective acquisitions represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce, management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec. Approximately $16 million of the goodwill balance related to the 2022 acquisitions is expected to be tax deductible as of December 31, 2022.
The shares of MasTec common stock included in consideration transferred for IEA in the table above consist of approximately 2.7 million shares, valued at approximately $174 million based on the market price of MasTec common stock on the date of closing. Total cash paid for acquisitions, net, includes approximately $44 million of cash acquired. The long-term debt assumed in the table above includes $300 million aggregate principal balance of 6.625% senior unsecured notes assumed in connection with the acquisition of IEA. See Note 7 - Debt for additional information related to the new term loan facility, assumed debt and related debt exchange transaction associated with the IEA acquisition.
Included in consideration transferred for IEA is the value of certain warrants that were originally issued by IEA, which warrants expire on March 26, 2023. Under the terms of the IEA merger agreement, holders of the IEA warrants became entitled to receive an amount in cash and shares of MasTec common stock upon the exercise of the IEA warrants. For the year ended December 31, 2022, the Company issued 107,187 shares of MasTec common stock and approximately $1.7 million of net cash payments to the warrant holders in connection with the exercise of such warrants. The fair value of the issued shares totaled approximately $8.1 million based on the market price of MasTec common stock on the date of exercise. As of December 31, 2022, certain IEA warrants remained outstanding with an estimated fair value of approximately $3.1 million, which amount includes the fair value of approximately 26,500 shares of MasTec common stock. The fair value of the remaining outstanding IEA warrants was determined based on their intrinsic value due to the warrants being significantly in-the-money and expiring in less than 3 months. During the year ended December 31, 2022, the Company recorded fair value losses totaling approximately $2.7 million related to changes in the fair value of the IEA warrants, which amount is reflected in other expense.
The contingent consideration included in the table above is composed of earn-out liabilities, which generally equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. The earn-out arrangements for the 2022 acquisitions are payable annually and have five-year terms, as set forth in the respective purchase agreements, and are valued at approximately $3 million in the aggregate. Earn-outs are recorded within other current and other long-term liabilities, as appropriate, in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of December 31, 2022, the range of remaining potential undiscounted earn-out liabilities for the 2022 acquisitions was estimated to be up to $6 million; however, there is no maximum payment amount.
2021 Acquisitions. During 2021, MasTec completed fourteen acquisitions, which included all of the equity interests of the following:
(i) Within the Company’s Power Delivery segment: HMG, an industry-leading utility services firm providing critical infrastructure design, construction and maintenance services to the power and renewables, telecommunications, gas distribution and pipeline services end-markets, which acquisition was effective in December. In the first quarter of 2022, MasTec integrated and began reporting the results of HMG within its Power Delivery, Communications and Oil and Gas segments, as appropriate, and began reporting HMG’s corporate functions within its Corporate results. See Note 13 - Segments and Related Information for additional information. During 2021, the Company also acquired an electric utility distribution contractor and a company specializing in vegetation management services for the electric and telecommunications industries, which acquisitions were effective in December; and INTREN, LLC (“INTREN”), a premier specialty utility contractor primarily providing electrical distribution network services under various multi-year master service agreements to some of the nation’s largest utilities, municipalities and cooperatives, which acquisition was effective in May;
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
The following table summarizes, as of December 31, 2022, the estimated fair values of consideration paid and net assets acquired for the 2021 acquisitions, as adjusted (in millions):

Acquisition consideration(a):	HMG	All other	Total
Cash, net of cash acquired	$402.4	$876.7	$1,279.1
Shares transferred	181.7	—	181.7
Estimated fair value of contingent consideration	—	104.9	104.9
Total consideration	$584.1	$981.6	$1,565.7
Identifiable assets acquired and liabilities assumed:
Accounts receivable and contract assets	$409.0	$266.2	$675.2
Current assets	19.5	26.7	46.2
Property and equipment	248.6	250.6	499.2
Long-term assets, primarily operating lease right-of-use assets	84.9	81.9	166.8
Amortizing intangible assets	164.4	444.2	608.6
Accounts payable	(108.0)	(49.3)	(157.3)
Current liabilities, including current portion of operating lease liabilities	(157.2)	(140.7)	(297.9)
Long-term debt, including finance lease obligations	(0.2)	(4.4)	(4.6)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(148.3)	(76.6)	(224.9)
Total identifiable net assets	$512.7	$798.6	$1,311.3
Goodwill	71.4	186.6	258.0
Total net assets acquired, including goodwill	$584.1	$985.2	$1,569.3
Bargain purchase gain	—	(3.6)	(3.6)
Total consideration	$584.1	$981.6	$1,565.7
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
Amortizing intangible assets related to the HMG acquisition are primarily composed of customer relationships, and to a lesser extent, trade names and backlog. Customer relationship intangible assets totaled approximately $132 million, and had a weighted average life of approximately 12 years, as adjusted, based on HMG’s operational history and established relationships with, and the nature of, its customers, which are primarily in the utilities industry. The weighted average life of amortizing intangible assets in the aggregate, as adjusted, for the HMG acquisition was 11 years. Amortizing intangible assets related to “All other” acquisitions are primarily composed of customer relationships and trade names, which each had a weighted average life of approximately 17 years. The aggregate weighted average life, as adjusted, related to “All other” amortizing intangible assets was 17 years. INTREN’s acquired intangible assets, which are included within “All other” acquisitions in the table above, included a customer relationship and a trade name intangible asset representing $281 million in the aggregate, having weighted average asset lives of approximately 20 years each based on INTREN’s operational history and established relationships with, and the nature of, its customers, which are primarily in the utilities industry. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed.
The goodwill balances for each of the respective acquisitions, including approximately $49 million for INTREN, represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce, management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec. Approximately $164 million of the goodwill balance related to the 2021 acquisitions is expected to be tax deductible as of December 31, 2022. One of the Company’s fourth quarter 2021 acquisitions within its Power Delivery segment resulted in the recognition of a bargain purchase gain of $3.6 million, of which $0.2 million was recognized during the year ended December 31, 2022.
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
As of December 31, 2022, the estimated fair value of remaining Additional Payments was approximately $37 million, which amount is included within other current liabilities in the consolidated balance sheet and includes the effect of unrealized fair value gains related to the contingent shares. For the year ended December 31, 2022, unrealized fair value measurement activity related to the contingent shares totaled gains of approximately $1.2 million, which amount is reflected within other income, net. The estimated number of shares that would be paid in connection with the remaining Additional Payment liability is approximately 170,000 shares as of December 31, 2022. The amount of Additional Payments due to the sellers as of December 31, 2022 from collections of acquired receivables totaled approximately $21.8 million, of which the amount due in shares totaled approximately $8.4 million, or 98,800 shares. See Note 2 - Earnings Per Share for the effect of the above referenced shares on the Company’s earnings per share calculations.
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
The contingent consideration included in the table above is composed of earn-out liabilities, which generally equal a portion of the acquired companies’ EBITDA in excess of thresholds agreed upon with the sellers, if applicable. The length of the earn-out arrangements for the 2021 acquisitions generally range from one to five-year terms, as set forth in the respective purchase agreements, and are valued at approximately $105 million in the aggregate. The earn-out arrangement for the INTREN acquisition included within “All other” acquisitions had a term of less than one year. Earn-outs are generally payable annually and are recorded within other current and other long-term liabilities, as appropriate, in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of December 31, 2022, the range of remaining potential undiscounted earn-out liabilities for the 2021 acquisitions was estimated to be between $18 million and $118 million; however, there is no maximum payment amount.
2020 Acquisitions. During 2020, MasTec completed five acquisitions. These acquisitions included the equity interests of two entities. Through a consolidated subsidiary, the Company acquired all of the equity interests in a heavy civil infrastructure construction company that is included within the Company’s Clean Energy and Infrastructure segment. As of the date of acquisition, the Company’s ownership interest in the consolidated subsidiary was 96%, and as of both December 31, 2022 and 2021, was 91%, with the non-controlling interests owned by members of subsidiary management. The Company also acquired all of the equity interests in a utility service and telecommunications construction contractor that is included within the Company’s Communications segment. Additionally, the Company acquired the assets of three entities in 2020, one that specializes in wireless telecommunications and one that specializes in install-to-the-home services, both of which are included within the Company’s Communications segment and one that specializes in electrical transmission services that is included within the Company’s Power Delivery segment.
The aggregate purchase price for these entities, as adjusted, was composed of approximately $23.6 million in cash, net of cash acquired, with an additional $3.1 million due through 2023, subject to certain indemnification provisions, and a five-year earn-out liability valued at approximately $8.3 million. As of December 31, 2022, the range of remaining potential undiscounted earn-out liabilities for the 2020 acquisitions was estimated to be between $2 million and $12 million; however, there is no maximum payment amount.
Pro forma results. For the years ended December 31, 2022, 2021 and 2020, unaudited supplemental pro forma revenue totaled approximately $11.6 billion, $12.3 billion and $9.4 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $14.2 million, $229.1 million and $366.8 million, respectively. These unaudited pro forma financial results include the results of operations of acquired companies as if those companies had been consolidated as of the beginning of the year prior to their acquisition, and are provided for illustrative purposes only. These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. The Company’s unaudited pro forma financial results were prepared by adding the unaudited historical results of acquired businesses to the historical results of MasTec, and then adjusting those combined results for (i) acquisition costs; (ii) amortization expense from acquired intangible assets; (iii) interest expense from cash consideration paid; (iv) interest expense from debt repaid upon acquisition; and (iv) other purchase accounting related adjustments. These unaudited pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from these acquisitions. Future results may vary significantly due to future events and other factors, many of which are beyond the Company’s control.
Acquisition-related results. For the years ended December 31, 2022, 2021 and 2020, the Company’s consolidated results of operations included acquisition-related revenue of approximately $2,990.1 million, $1,021.8 million and $229.9 million, respectively. Acquisition-related revenue for the year ended December 31, 2022 included approximately $567.2 million for IEA and $1,902.4 million for HMG and INTREN in the aggregate, and for the year ended December 31, 2021, included approximately $436.0 million for INTREN. Acquisition-related net income for the years ended December 31, 2022 and 2021 totaled approximately $53.9 million and $6.6 million, respectively, and acquisition-related net losses totaled $6.7 million for the year ended December 31, 2020, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of acquired intangible assets and certain acquisition integration costs.
Acquisition and integration costs. The Company has incurred certain acquisition and integration costs in connection with certain 2021 and 2022 acquisitions, including acquisition-related costs for the recently completed acquisition of IEA, which costs are included within general and administrative expenses, costs of revenue, excluding depreciation and amortization, and other expense. Acquisition and integration costs include i) the costs of integrating acquired entities, such as: employee termination expenses, including employee compensation relating to the elimination of certain positions that were determined to be redundant, and other integration-type costs, including operating cost redundancies, facility consolidation expenses, lease termination expenses, losses on disposal of identified assets, system migration expenses, training and other integration costs, as well as ii) legal, professional and other fees associated with the consummation of these acquisitions, including fees paid in connection with certain transaction-related financing commitments, including bridge financing related to the IEA acquisition. The Company is currently in the process of integrating these acquisitions and expects to incur additional acquisition and integration expenses. For the year ended December 31, 2022, such acquisition and integration costs totaled approximately $86.0 million, of which $52.0 million was included within general and administrative expenses, and $29.3 million and $4.7 million were included within costs of revenue, excluding depreciation and amortization, and other expense, respectively. For the year ended December 31, 2021, such acquisition and integration costs totaled $3.6 million and were included within general and administrative expenses. As of December 31, 2022, approximately $5.5 million was included within current liabilities within the consolidated balance sheets related to such costs.
Note 4 – Fair Value of Financial Instruments
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of Earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for mandatorily redeemable non-controlling interests, that are contingent upon the acquired business achieving certain levels of earnings in the future. As of December 31, 2022 and 2021, the estimated fair value of the Company’s Earn-out liabilities totaled $127.4 million and $160.2 million, respectively, of which $13.9 million related to mandatorily redeemable non-controlling interests as of both periods. Earn-out liabilities included within other current liabilities totaled approximately $37.7 million and $38.8 million as of December 31, 2022 and 2021, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which was 12.0% as of December 31, 2022, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of December 31, 2022, the range of potential undiscounted Earn-out liabilities was estimated to be between $38 million and $144 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. For the years ended December 31, 2022, 2021 and 2020, additions from new business combinations totaled approximately $2.8 million, $101.6 million and $7.2 million, respectively. Measurement period adjustments for the year ended December 31, 2022 totaled an increase, net, of approximately $3.3 million and related to a net increase in the Company’s Oil and Gas segment, partially offset by a decrease in its Communications segment. There were no measurement period adjustments for the year ended December 31, 2021, and for the year ended December 31, 2020, measurement period adjustments totaled an increase of approximately $2.1 million and related to the Company’s Communications segment. For the year ended December 31, 2022, fair value adjustments totaled a net decrease of approximately $1.2 million, and related primarily to the Company’s Communications segment. For the years ended December 31, 2021 and 2020, fair value adjustments across multiple segments totaled a net decrease of $29.5 million and net increase of $3.1 million, respectively, including a $2.8 million decrease and $1.0 million increase, respectively, related to mandatorily redeemable non-controlling interests. Earn-out payments totaled $37.8 million, $47.0 million and $50.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Equity Investments
The Company’s equity investments as of December 31, 2022 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
As of December 31, 2022 and 2021, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $306 million and $267 million, respectively. As of both December 31, 2022 and 2021, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $20 million. There were no impairments related to these investments in any of the years then ended.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $30.2 million, $35.3 million and $31.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $14.4 million, $7.7 million and $12.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $110.6 million as of December 31, 2022. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $263 million and $216 million as of December 31, 2022 and 2021, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the years ended December 31, 2022 and 2021, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $41.0 million and $18.2 million, respectively, or $30.9 million and $13.8 million, net of tax, respectively, and for the year ended December 31, 2020, totaled losses of approximately $24.4 million, or $18.5 million, net of tax.
Other Investments. The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments. As of December 31, 2022 and 2021, the Company had an aggregate investment of approximately $21 million and $20 million, respectively, in these entities, including $18 million and $17 million for FM Tech, respectively. The investment in FM Tech provides for additional funding upon the resolution of certain contingencies, of which $2 million was paid in 2021. The fair value of the remaining contingent payments for FM Tech, which are included within other current liabilities, was estimated to be $3 million as of both December 31, 2022 and 2021. As of December 31, 2022, the contingent payment could range up to $7 million. For the years ended December 31, 2022 and 2021, the Company made equity contributions related to its investments in telecommunications entities totaling approximately $1 million and $2 million, respectively, and for the year ended December 31, 2020, made no equity contributions. Equity in losses, net, related to the Company’s proportionate share of income from these telecommunications entities totaled approximately $0.3 million, $0.7 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The difference between the carrying amount of these investments and the Company’s underlying equity in the net assets of the respective entities relates primarily to equity method goodwill associated with assembled workforce for each of these entities.
Certain of these telecommunications entities provide services to MasTec. Expense recognized in connection with services provided by these entities totaled $7.6 million, $9.9 million and $11.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, related amounts payable to these entities totaled approximately $0.2 million and $0.3 million, respectively. In addition, the Company had an employee leasing arrangement with one of these entities and has advanced certain amounts to these entities. Employee lease expenses and advances to these entities totaled approximately $3.3 million, $0.2 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, receivables related to these arrangements totaled $3.8 million and $0.9 million, respectively.
The Company has 49% equity interests in certain entities included within its Communications and Power Delivery segments that are accounted for as equity method investments, for which its aggregate investment as of December 31, 2022 and 2021 totaled approximately $3 million and $4 million, respectively. For the year ended December 31, 2022, equity in losses,net, related to these entities totaled approximately $0.4 million, and there was no activity related to these entities for the year ended December 31, 2021. Certain of these entities provide construction services to MasTec. Expense recognized in connection with construction services provided by these entities totaled approximately $6.6 million for the year ended December 31, 2022 and related amounts payable were de minimis as of December 31, 2022. In addition, the Company has line of credit arrangements with these entities, which, as of December 31, 2022 and 2021, provide for up to $4.5 million and $8.5 million, respectively, of borrowing availability, of which $0.6 million and $0.4 million, respectively, was drawn, which amounts are included within other current assets in the consolidated balance sheets.
In 2021, MasTec committed to fund up to $2.5 million for a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer and VIE. As of December 31, 2022, a total of $1.9 million had been funded, of which $0.2 million and $1.7 million were funded during the years ended December 31, 2022 and 2021, respectively. Equity in losses related to the Company’s proportionate share of income from this investment totaled $0.4 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. MasTec has less than a majority of the members on the board of Confluence and does not have a controlling financial interest. As a result, management has determined that MasTec does not have the power to direct the primary activities that most significantly impact the economic performance of Confluence, nor is it the primary beneficiary. The Company does, however, have the ability to exert significant influence over Confluence as of December 31, 2022, and as a result, accounts for this investment as an equity method investment.
The Company has certain equity investments in American Virtual Cloud Technologies, Inc. (“AVCT”), a company in which the Company currently has no active involvement. The Company’s investments in AVCT are included within other current assets in its consolidated financial statements, and include shares of AVCT common stock, which are equity securities, and warrants for the purchase of AVCT common stock, which are derivative financial instruments. Previously, the Company’s investment in AVCT included debentures that were convertible into shares of AVCT common stock, which were available-for-sale securities. In the third quarter of 2021, the Company’s investment in AVCT convertible debentures was automatically converted into shares of AVCT common stock. As of December 31, 2022 and 2021, the Company’s ownership interest in AVCT’s common stock totaled approximately 1% and 3%, respectively, and its aggregate ownership interest, assuming the exercise of all legally exercisable warrants into AVCT common stock, totaled approximately 1% and 6%, respectively.
As of December 31, 2022 and 2021, the aggregate fair value of the Company’s investments in AVCT approximated $0.2 million and $7.9 million, respectively, with an aggregate cost approximating $6.3 million as of both periods. Unrealized fair value measurement activity related to the AVCT securities, which is recorded within other income or expense, as appropriate, totaled losses of approximately $7.7 million and $8.5 million for the years ended December 31, 2022 and 2021, respectively, and totaled gains of approximately $10.1 million for the year ended December 31, 2020. The fair value of the AVCT shares is determined based on the market price of identical securities, which is a Level 1 input, beginning as of the second quarter of 2021. Previously, the fair value of the shares was adjusted for certain restrictions on sale, a Level 3 input, which restrictions expired in April 2021. In the third quarter of 2021, in conjunction with the automatic conversion of the AVCT convertible debentures into shares of AVCT common stock, the Company reclassified a gain of $0.7 million from other comprehensive income to other income, net. Prior to the conversion of the AVCT convertible debentures in the third quarter of 2021, unrealized fair value measurement activity related to the AVCT convertible debentures, which were recognized within other comprehensive income, totaled losses of approximately $1.1 million, or $0.8 million, net of tax, for the year ended December 31, 2021, and totaled gains of approximately $1.8 million, or $1.4 million, net of tax, for the year ended December 31, 2020. The fair value of the AVCT convertible debentures was determined based on Level 3 inputs.
Senior Notes
As of both December 31, 2022 and 2021, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600.0 million and their estimated fair value totaled approximately $534.0 million and $619.5 million, for the respective periods. As of December 31, 2022, the gross carrying amount of the Company’s 6.625% senior notes due August 15, 2029 totaled $281.2 million, which notes are composed of $225.1 million aggregate principal amount of 6.625% IEA senior notes (the “6.625% IEA Senior Notes”) and $74.9 million aggregate principal amount of 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”), collectively, the “6.625% Senior Notes”). The estimated fair value of the 6.625% Senior Notes totaled approximately $280.5 million as of December 31, 2022. The estimated fair values of the Company’s 4.50% Senior Notes and, as of December 31, 2022, the Company’s 6.625% Senior Notes, was determined based on an exit price approach using Level 1 inputs. See Note 7 - Debt for information related to the Company’s debt instruments, including the assumption of IEA’s 6.625% senior notes and the related debt exchange transaction.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together “accounts receivable, net”) as of the dates indicated (in millions):

	December 31,
	2022	2021
Contract billings	$1,408.1	$1,027.1
Less allowance	(8.4)	(7.8)
Accounts receivable, net of allowance	$1,399.7	$1,019.3

Retainage	$401.9	$296.8
Unbilled receivables	1,328.0	931.1
Contract assets	$1,729.9	$1,227.9
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). Retainage is not considered to be a significant financing component because the intent is to protect the customer. Unbilled receivables and retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. The increase in unbilled receivables and retainage as of December 31, 2022 was driven primarily by ordinary course project activity associated with higher levels of revenue, including from the Company’s recent acquisitions. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Accounts receivable balances expected to be collected beyond one year are recorded within other long-term assets. For the year ended December 31, 2022, provisions for credit losses totaled $0.7 million, and amounts charged against the allowance, including direct write-offs, totaled $0.1 million. For the year ended December 31, 2021, provisions for credit losses totaled a recovery of $11.9 million, resulting from successful collection of previously reserved amounts, and amounts charged against the allowance, including direct write-offs, totaled $0.8 million. Impairment losses on contract assets were not material in any of the years ended December 31, 2022, 2021 or 2020.
Contract liabilities, which are generally classified within current liabilities on the Company’s consolidated balance sheets, consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $406.2 million and $314.0 million as of December 31, 2022 and 2021, respectively, of which deferred revenue comprised approximately $390.3 million and $296.1 million, respectively. The increase in contract liabilities as of December 31, 2022 was driven primarily by ordinary course project activity associated with the Company’s recent acquisitions. For the years ended December 31, 2022 and 2021, the Company recognized revenue of approximately $270.7 million and $186.9 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2021 and 2020, respectively, resulting primarily from the advancement of physical progress on the related projects during the respective periods.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. These arrangements, under which amounts can vary based on levels of activity, interest rates and changes in customer payment terms, improve the collection cycle time of the related receivables. Cash collected from these arrangements is reflected within cash provided by operating activities in the consolidated statements of cash flows. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $9.0 million, $3.2 million and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	December 31,
	2022	2021	Estimated Useful Lives (in years)
Land	$73.5	$40.0
Buildings and leasehold improvements	86.7	94.1	3	-	40
Machinery, equipment and vehicles	2,797.0	2,411.0	2	-	20
Office equipment, furniture and internal-use software	286.8	262.6	3	-	7
Construction in progress	67.4	32.7
Total property and equipment	$3,311.4	$2,840.4
Less accumulated depreciation and amortization	(1,557.3)	(1,404.3)
Property and equipment, net	$1,754.1	$1,436.1
As of December 31, 2022 and 2021, the gross amount of capitalized internal-use software totaled $186.6 million and $176.4 million, respectively, and, net of accumulated amortization, totaled $39.9 million and $43.9 million, respectively. Accrued capital expenditures, the effects of which are excluded from capital expenditures in the Company’s consolidated statements of cash flows given their non-cash nature, totaled $14.2 million and $17.5 million as of December 31, 2022 and 2021, respectively.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2022	2021
Senior credit facility:	November 1, 2026
Revolving loans		$896.0	$772.3
Term loan		350.0	350.0
4.50% Senior Notes	August 15, 2028	600.0	600.0
6.625% Senior Notes	August 15, 2029	281.2	—
2022 Term Loan Facility	October 7, 2025 and October 7, 2027	700.0	—
Finance lease and other obligations		414.5	310.3
Total debt obligations		$3,241.7	$2,032.6
Less unamortized deferred financing costs		(17.6)	(18.5)
Total debt, net of deferred financing costs		$3,224.1	$2,014.1
Current portion of long-term debt		171.9	137.9
Long-term debt		$3,052.2	$1,876.2
Senior Credit Facility
The Company has a senior unsecured credit facility (the “Credit Facility”), which was amended on September 1, 2022. The amendment, among other changes, increased the Company’s aggregate borrowing commitments under the Credit Facility from approximately $2.0 billion to $2.25 billion, which amount is composed of $1.9 billion of revolving commitments, an increase of $250 million from the previous Credit Facility, and a term loan with an original principal amount of $350 million (the “Term Loan”). The amendment also released the guarantees that existed under the previous Credit Facility and removed the requirement that certain subsidiaries of the Company guarantee the obligations thereunder. The other terms and conditions of the Credit Facility remain substantially the same. Additionally, the amendment eliminated the use of London Interbank Offered Rate (“LIBOR”) as a basis to determine certain interest rates and transitioned to the Secured Overnight Financing Rate (“SOFR”) for such purposes. Obligations under the Credit Facility are not secured. Borrowings under the amended Credit Facility will be used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases. The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million commencing in March 2023, which quarterly installments increase to approximately $4.4 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments. As of December 31, 2022 and 2021, the fair values of the Credit Facility and Term Loan, as estimated based on an income approach, utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated their carrying values.
The Credit Facility allows the Company to borrow up to an aggregate equivalent amount of $300 million in revolving advances either in Canadian dollars and/or Mexican pesos. The maximum amount available for letters of credit under the Credit Facility is $650 million, of which up to $200 million can be denominated in either Canadian dollars and/or Mexican pesos. The Credit Facility also provides for swing line loans of up to $125 million, and, subject to certain conditions, the Company has the option to increase revolving commitments and/or establish additional term loan tranches, as defined in the Credit Facility. Subject to certain limitations described in the Credit Facility, these additional term loan tranches may have terms and pricing that differ from the Credit Facility.
Outstanding revolving loans and the Term Loan under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR, as defined in the Credit Facility, plus a margin of 1.125% to 1.625%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.125% to 0.625%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the Credit Facility, plus 0.50%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.00%. Financial standby letters of credit and commercial letters of credit issued under the Credit Facility are subject to a letter of credit fee of 1.125% to 1.625%, and performance standby letters of credit issued under the Credit Facility are subject to a letter of credit fee of 0.3125% to 0.6875%. The Company must also pay a commitment fee to the lenders of 0.150% to 0.225% on any unused availability under the Credit Facility. In each of the foregoing cases, the applicable margin or fee is based on the Company’s Consolidated Leverage Ratio, as defined in the Credit Facility, as of the then most recent fiscal quarter.
Revolving loans accrued interest at rates of 5.82% and 2.32% as of December 31, 2022 and 2021, respectively. The Term Loan accrued interest at rates of 5.80% and 1.35% as of December 31, 2022 and 2021, respectively. Letters of credit of approximately $143.1 million and $166.3 million were issued as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, letter of credit fees accrued at 0.5625% and 0.4375%, respectively, per annum for performance standby letters of credit, and accrued at 1.375% and 1.250%, respectively, per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2022 and 2021, availability for revolving loans totaled $860.9 million and $711.5 million, respectively, or up to $506.9 million and $483.7 million, respectively, for new letters of credit. As of December 31, 2022, there were no outstanding revolving borrowings denominated in foreign currencies, and as of December 31, 2021, outstanding revolving borrowings denominated in foreign currencies totaled $32.3 million, which accrued interest at a weighted average rate of approximately 1.79% per annum. Revolving loan borrowing capacity included $300.0 million and $267.7 million of availability in either Canadian dollars or Mexican pesos as of December 31, 2022 and 2021, respectively. The unused facility fee as of December 31, 2022 and 2021 accrued at a rate of 0.200% and 0.175%, respectively, per annum.
The Credit Facility requires that the Company maintain a maximum Consolidated Leverage Ratio, as defined in the Credit Facility, of not more than 3.50 as of the end of any fiscal quarter (subject to the Acquisition Adjustment described below). The Credit Facility also requires that the Company maintain a minimum Consolidated Interest Coverage Ratio, as defined in the Credit Facility, of at least 3.00. Additionally, subject to certain conditions, if a Permitted Acquisition, as defined in the Credit Facility, or series of Permitted Acquisitions having consideration exceeding $100 million occurs during a fiscal quarter, the maximum Consolidated Leverage Ratio may be temporarily increased to up to 4.00 during such fiscal quarter and the subsequent four fiscal quarters (the “Acquisition Adjustment”). Such right may be exercised no more than two times during the term of the Credit Facility. Subject to customary exceptions, the Credit Facility limits the Company’s ability to engage in certain activities, including, but not limited to, acquisitions, mergers and consolidations, debt incurrence, investments, asset sales, debt prepayments, lien incurrence and the making of distributions or repurchases of the Company’s capital stock. However, distributions payable solely in common stock are permitted. The Credit Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts and other remedies.
Other Credit Facilities. The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. Borrowings under the Company’s foreign credit facilities, which have varying dates of maturity and are generally renewed on an annual basis, are denominated in Canadian dollars. Maximum borrowing capacity under these credit facilities totaled Canadian $20.0 million as of both December 31, 2022 and 2021, or approximately $14.8 million and $15.8 million, respectively. As of both December 31, 2022 and 2021, there were no outstanding borrowings under the Company’s other credit facilities. Outstanding borrowings that are not renewed are repaid with borrowings under the Credit Facility. Accordingly, the carrying amounts of the Company’s borrowings under its other credit facilities, if any, are included within other debt obligations in the table above and classified within long-term debt in the Company’s consolidated balance sheets. Additionally, the Company has a separate credit facility, which is renewable on an annual basis, under which it may issue up to $50.0 million of performance standby letters of credit.  As of December 31, 2022 and 2021, letters of credit issued under this facility totaled $23.6 million and $22.2 million, respectively, which accrued fees at 0.75% and 0.40% per annum, respectively. The Company’s other credit facilities are subject to customary provisions and covenants.
4.50% Senior Notes
The Company has $600 million aggregate principal amount of senior unsecured notes due August 15, 2028, which bear interest at a rate of 4.50% (the “4.50% Senior Notes”), which were issued at par in a private offering. Interest on the 4.50% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. Pursuant to the terms of the indenture governing the Company’s 4.50% Senior Notes, the existing guarantees on the 4.50% Senior Notes were released substantially concurrent with the September 1, 2022 amendment to the Credit Facility, which, as discussed above, released the guarantors under the previous Credit Facility. Prior to the amendment, the 4.50% Senior Notes were fully and unconditionally guaranteed on a senior unsecured, joint and several basis by certain of the Company’s wholly-owned domestic restricted subsidiaries. Additionally, the indenture that governs the Company’s 4.50% Senior Notes contains a provision whereby certain restrictions that generally limit the ability of the Company and certain of its subsidiaries to (i) pay dividends, (ii) acquire shares of capital stock and (iii) make certain investments, are permanently terminated upon the Company’s 4.50% Senior Notes receiving “investment grade” ratings by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. In the first quarter of 2022, the Company’s 4.50% Senior Notes received such investment grade ratings, and, as a result, the aforementioned restrictions were permanently terminated. The other terms and conditions of the 4.50% Senior Notes remained unchanged.
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
The 4.50% Senior Notes Indenture, among other things, generally limits the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to (i) create liens, (ii) pay dividends, (iii) acquire shares of capital stock, (iv) make certain investments and (v) effect mergers. The 4.50% Senior Notes Indenture provides for customary events of default, subject to customary grace and cure periods. Generally, if an event of default occurs and is continuing, the trustee or holders of at least 30% of the 4.50% Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all of the 4.50% Senior Notes immediately due and payable. Financing costs incurred in connection with the issuance of the 4.50% Senior Notes in 2020 totaled approximately $8.9 million. These deferred financing costs, which are reflected as a reduction of the carrying amount of the 4.50% Senior Notes, will be amortized over the term of the 4.50% Senior Notes using the effective interest method.
In 2020, the Company recorded a pre-tax debt extinguishment loss of approximately $5.6 million related to the issuance of the 4.50% Senior Notes and related redemption of its previous 4.875% senior notes. This loss is separately disclosed within the Company’s consolidated statements of operations.
6.625% Senior Notes
Upon consummation of the October 2022 acquisition of IEA, the Company assumed $300.0 million aggregate principal amount of 6.625% senior unsecured notes that mature on August 15, 2029 (the “6.625% IEA Senior Notes”), for which the fair value approximated $280.7 million as of the date of acquisition. The 6.625% IEA Senior Notes were issued by IEA Energy Services LLC (the “IEA Issuer”), a wholly-owned subsidiary of IEA, in a private placement pursuant to an indenture, dated as of August 17, 2021 (the “IEA Senior Notes Indenture”), by and among the IEA Issuer, the IEA Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. Prior to the acquisition of IEA by MasTec, the 6.625% IEA Senior Notes were guaranteed by the IEA Guarantors. Effective October 7, 2022, concurrent with the acquisition of IEA and the repayment in full and termination of IEA’s credit facility, which resulted in the release of such guarantors under the prior credit facility, the IEA Guarantors of the 6.625% IEA Senior Notes were automatically and unconditionally released and discharged from their obligations under the IEA Senior Notes Indenture. The 6.625% IEA Senior Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company’s subsidiaries and are effectively subordinated to any secured indebtedness of the IEA Issuer, to the extent of the value of the collateral securing such indebtedness. Interest on the 6.625% IEA Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. On October 26, 2022, approximately $74.9 million in principal amount of the 6.625% IEA Senior Notes were exchanged for the same principal amount of MasTec’s 6.625% senior unsecured notes that mature on August 15, 2029 (the “6.625% MasTec Senior Notes”) in a private exchange offer and consent solicitation to certain holders of 6.625% IEA Senior Notes. See discussion of exchange offer and 6.625% MasTec Senior Notes below.
At any time prior to August 15, 2024, the IEA Issuer may redeem some or all of the 6.625% IEA Senior Notes at a price equal to 100% of the principal amount of the 6.625% IEA Senior Notes, plus a “make-whole premium,” together with accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to August 15, 2024, the IEA Issuer may redeem up to 40% of the original principal amount of the 6.625% IEA Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.625% of the principal amount of the 6.625% IEA Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the right of holders of notes on the relevant record date to receive interest due on the relevant interest payment date. On or after August 15, 2024, the 6.625% IEA Senior Notes are subject to redemption at any time and from time to time at the option of the IEA Issuer, in whole or in part, at specified redemption prices, expressed as percentages of principal amount, of 103.3% declining over a two-year period to 100%, subject to the right of holders of notes on the relevant record date to receive interest due on the relevant interest payment date.
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
Exchange Offer and 6.625% MasTec Senior Notes
Pursuant to a private exchange offer and consent solicitation to certain holders of the 6.625% IEA Senior Notes, which was completed on October 26, 2022, approximately $74.9 million in principal amount of 6.625% IEA Senior Notes were exchanged for the same principal amount of 6.625% MasTec Senior Notes, for which the carrying value approximated $70.1 million. The exchange of the 6.625% IEA Senior Notes for the 6.625% MasTec Senior Notes was accounted for as a debt modification, whereby the carrying value of the 6.625% MasTec Senior Notes was determined based on the pro-rata acquisition date carrying value of the 6.625% IEA Senior Notes, plus applicable accretion as of the date of the exchange. The 6.625% MasTec Senior Notes are senior unsecured notes that mature on August 15, 2029. Interest on the 6.625% MasTec Senior Notes is payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2023. In connection with the consent solicitation, the Company paid a consent payment to holders of the 6.625% IEA Senior Notes that consented to the changes to the IEA Senior Notes Indenture proposed in such consent solicitation in the amount of $2.50 in cash for each $1,000 principal amount tendered.
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
The 6.625% MasTec Senior Notes Indenture, among other things, generally limits the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to (i) create certain liens and (ii) effect mergers, consolidate or transfer all or substantially all of the Company’s assets, subject to certain thresholds and exceptions. The 6.625% MasTec Senior Notes Indenture provides for customary events of default, which include, subject, in certain cases, to customary grace and cure periods, among others, nonpayment of principal or interest; breach of other covenants or agreements in the 6.625% MasTec Senior Notes Indenture; failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing, the trustee or holders of at least 30% of the 6.625% MasTec Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all of the 6.625% MasTec Senior Notes immediately due and payable. The Company incurred approximately $1.9 million of fees and expenses in connection with the debt exchange, which amount is primarily reflected within acquisition and integration costs within other expense in the Company’s consolidated statements of operations for the year ended December 31, 2022.
2022 Term Loan Facility
On September 1, 2022, the Company entered into a new unsecured delayed draw term loan agreement (the “2022 Term Loan Facility”) to fund the acquisition of IEA, consisting of $400.0 million in principal amount of three-year commitments (the “Three-Year Tranche”) and $300.0 million in principal amount of five-year commitments (the “Five-Year Tranche”). The Term Loan Commitments were drawn on October 7, 2022, the Closing Date of the IEA acquisition. The Three-Year Tranche will mature on October 7, 2025 and the Five-Year Tranche will mature on October 7, 2027. Loans under the Three-Year Tranche are not subject to amortization. Loans under the Five-Year Tranche will be amortized in quarterly principal installments of $3.75 million, commencing on March 31, 2024 and will increase to $7.5 million on March 31, 2026, until maturity, subject to the application of certain prepayments. The Company incurred approximately $2.0 million of debt issuance costs in connection with the 2022 Term Loan Facility, which costs will be amortized over the respective terms of the Three- and Five-Year Tranches. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net for additional information related to the IEA acquisition. As of December 31, 2022, the fair value of the 2022 Term Loan Facility, as estimated based on an income approach, utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
Outstanding loans under the Three-Year Tranche bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR, as defined in the 2022 Term Loan Facility, plus a margin of 1.125% to 1.500%, or (b) a Base Rate, as defined below, plus a margin of 0.125% to 0.500%. Outstanding loans under the Five-Year Tranche bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR plus a margin of 1.250% to 1.625%, or (b) a Base Rate, plus a margin of 0.250% to 0.625%. The Base Rate equals the highest of (i) the Federal Funds Rate, as defined in the New Term Loan Facility, plus 0.50%, (ii) Bank of America’s prime rate and (iii) Term SOFR plus 1.00%. In each of the foregoing cases, the applicable margin is based on the Company’s Consolidated Leverage Ratio and Debt Rating, each as defined in the 2022 Term Loan Facility, as of the then most recent fiscal quarter. As of December 31, 2022 the Three-Year Tranche and Five-Year Tranche accrued interest at rates of 5.692% and 5.817%, respectively.
The obligations under the 2022 Term Loan Facility are unsecured and are not guaranteed by any of the Company or its subsidiaries. The 2022 Term Loan Facility requires the Company to maintain a Consolidated Leverage Ratio, as defined in the 2022 Term Loan Facility, of not more than 3.50 as of the end of any fiscal quarter (subject to the Acquisition Adjustment described below). The 2022 Term Loan Facility also requires the Company to maintain a Consolidated Interest Coverage Ratio, as defined in the Amended Credit Facility, of at least 3.00. The 2022 Term Loan Facility provides that, for purposes of calculating the Consolidated Leverage Ratio, funded indebtedness excludes undrawn standby performance letters of credit included in the calculation of Consolidated Funded Indebtedness (as defined in the 2022 Term Loan Facility). Notwithstanding the terms discussed above, subject to certain conditions, if a permitted acquisition or series of permitted acquisitions having consideration exceeding $100 million occurs during a fiscal quarter, the Consolidated Leverage Ratio may be temporarily increased to up to 4.00 during such fiscal quarter and the subsequent four fiscal quarters (the “Acquisition Adjustment”). Such right may be exercised no more than two times during the term of the 2022 Term Loan Facility. Subject to customary exceptions, the 2022 Term Loan Facility limits the borrowers’ ability to engage in certain activities, including but not limited to acquisitions, mergers and consolidations, debt incurrence, investments, asset sales, debt prepayments, lien incurrence and the making of distributions on or repurchases of capital stock. However, distributions payable solely in capital stock are permitted. The 2022 Term Loan Facility provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies, including the acceleration of repayment of outstanding amounts.
Bridge Term Loan Facility. The Company incurred approximately $2.9 million of fees and expenses for the year ended December 31, 2022 in connection with commitments for a bridge term loan facility, which commitments were subsequently terminated in connection with the 2022 Term Loan Facility, which costs are reflected as acquisition and integration costs within other expense.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both December 31, 2022 and 2021.
Contractual Maturities of Debt
Contractual maturities of MasTec’s debt, which includes finance lease obligations, as of December 31, 2022 were as follows (in millions):

2023	$171.9
2024	144.2
2025	519.1
2026	1,274.1
2027	247.6
Thereafter	884.8
Total	$3,241.7
As of December 31, 2022 and 2021, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $24.8 million and $11.7 million, respectively.
Note 8 – Lease Obligations
Finance Leases
The gross amount of assets held under finance leases as of December 31, 2022 and 2021 totaled $720.1 million and $653.5 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $535.3 million and $468.5 million as of December 31, 2022 and 2021, respectively. Depreciation expense associated with finance leases totaled $91.7 million, $80.1 million and $68.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Operating Leases
Operating lease additions for the years ended December 31, 2022 and 2021 totaled $119.1 million and $172.9 million, respectively, of which acquisition-related additions totaled $32.4 million and $149.3 million, respectively. Operating lease additions for the year ended December 31, 2020 totaled $28.0 million.
For the years ended December 31, 2022, 2021 and 2020, rent expense for leases that have terms in excess of one year totaled approximately $134.1 million, $107.7 million and $113.0 million, respectively, of which $11.1 million, $10.1 million and $10.0 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $377.8 million, $494.7 million and $312.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.

Additional Lease Information
Future minimum lease commitments as of December 31, 2022 were as follows (in millions):

	Finance Leases	Operating Leases
2023	$171.0	$102.0
2024	122.4	79.0
2025	85.7	53.0
2026	29.6	35.0
2027	3.5	16.8
Thereafter	0.6	31.9
Total minimum lease payments	$412.8	$317.7
Less amounts representing interest	(23.7)	(27.1)
Total lease obligations, net of interest	$389.1	$290.6
Less current portion	158.2	96.5
Long-term portion of lease obligations, net of interest	$230.9	$194.1
As of December 31, 2022, finance leases had a weighted average remaining lease term of 2.8 years and a weighted average discount rate of 4.0%, and non-cancelable operating leases had a weighted average remaining lease term of 4.5 years and a weighted average discount rate of 3.6%.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company’s stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance, include: the MasTec, Inc. 2013 Incentive Compensation Plan (as amended from time to time, the “2013 Incentive Plan”), the MasTec, Inc. Amended and Restated Bargaining Units Employee Stock Purchase Plan (the “2013 Bargaining Units ESPP”) and the MasTec, Inc. 2011 Amended and Restated Employee Stock Purchase Plan (the “2011 ESPP,” and, together with the 2013 Bargaining Units ESPP, the “ESPPs”). The 2013 Incentive Plan permits a total of approximately 8,541,000 shares of the Company’s common stock to be issued. Under the Company’s ESPPs, shares of the Company’s common stock are available for purchase by eligible participants, which collectively permit the issuance of up to 3,000,000 new shares of MasTec, Inc. common stock. Under all stock-based compensation plans in effect as of December 31, 2022, there were approximately 2,840,000 shares available for future grant.
Non-cash stock-based compensation expense under all plans totaled $27.4 million, $24.8 million and $21.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $5.9 million, $8.5 million and $5.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $0.9 million, $3.8 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of December 31, 2022, total unearned compensation related to restricted shares was approximately $57.0 million, which amount is expected to be recognized over a weighted average period of approximately 2.1 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $19.7 million, $37.4 million and $16.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2020	1,845,341	$34.90
Granted	338,446	89.20
Vested	(403,538)	42.32
Canceled/forfeited	(31,564)	32.96
Non-vested restricted shares, as of December 31, 2021	1,748,685	$43.73
Granted	613,364	74.37
Vested	(235,164)	48.33
Canceled/forfeited	(77,605)	44.84
Non-vested restricted shares, as of December 31, 2022	2,049,280	$52.33
(a)    Includes 2,150, 1,300 and 2,300 restricted stock units as of December 31, 2022, 2021 and 2020, respectively.
Employee Stock Purchase Plans. For the years ended December 31, 2022 and 2021, 112,341 shares and 86,510 shares, respectively, were purchased by participants under the Company’s ESPPs for $7.4 million and $7.0 million, respectively, which shares were delivered with shares reacquired by the Company on the open market. For the year ended December 31, 2020, 239,322 shares were purchased by participants under the Company’s ESPPs for $7.1 million, which shares were delivered with shares newly issued by the Company. Compensation expense associated with the Company’s ESPPs totaled approximately $1.3 million, $1.2 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
401(k) Plan. MasTec has a 401(k) plan covering all eligible employees, which allows participants to contribute up to 75% of their pre-tax annual compensation to the plan, subject to certain limitations. Company contributions under the plan are based upon a percentage of the employee’s salary, subject to certain limitations as defined by the plan. During the years ended December 31, 2022, 2021 and 2020, matching contributions totaled approximately $30.2 million, $23.1 million and $19.3 million, respectively.
Deferred Compensation Plans. MasTec offers a deferred compensation plan to eligible highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. The Company also offers a deferred compensation plan to its Board of Directors, under which directors may elect to defer the receipt of compensation for their services. The Company also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. Total deferred compensation plan assets, which are included within other long-term assets in the consolidated balance sheets, totaled $21.3 million and $17.5 million as of December 31, 2022 and 2021, respectively. Total deferred compensation plan liabilities, which are included within other long-term liabilities in the consolidated balance sheets, totaled $26.1 million and $18.7 million as of December 31, 2022 and 2021, respectively.
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
Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions (in millions) For the Years Ended December 31,				Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2022	2021	2020	Expiration Date of CBA	2022	As of		2021	As of		FIP/RP Status	Surcharge
National Electrical Benefit Fund	530181657	001	$17.7	$5.9	$1.6	Varies through 05/31/2027	Green	12/31/2021		Green	12/31/2020		NA	No
Local Union No. 9 IBEW and Outside Contractors Pension Fund	516077720	001	9.3	4.7	0.0	5/31/2025	Green	10/31/2021	(a)	Green	10/31/2020	(a)	NA	No
Central Pension Fund of the IUOE & Participating Employers	366052390	001	8.1	27.4	5.6	Varies through 4/30/2027	Green	1/31/2022		Green	1/31/2021		NA	No
Heavy & General Laborers' Local Unions 472 and 172 of New Jersey Pension Fund	226032103	001	3.7	0.0	0.0	2/29/2024	Green	3/31/2022		Green	3/31/2021		NA	No
Construction Laborers' Pension Trust Fund for Southern California	436159056	001	3.4	0.0	0.0	Varies through 6/30/2026	Green	12/31/2021		Green	12/31/2020		NA	No
IBEW Local 1249 Pension Plan	156035161	001	3.3	1.4	3.7	Varies through 12/31/2025	Green	12/31/2021		Green	12/31/2020		NA	No
IBEW Local 456 Pension Plan	226238995	001	3.2	0.0	0.0	11/29/2025	Green	12/31/2021	(a)	Green	12/31/2020		NA	No
Chicago & Vicinity Laborers' District Council Pension Plan	362514514	002	2.5	0.8	0.2	Varies through 5/31/2026	Green	5/31/2021		Green	5/31/2020		NA	No
Pipeline Industry Pension Fund	736146433	001	2.3	10.9	2.6	Varies through 6/4/2023	Green	12/31/2021		Green	12/31/2020		NA	No
Midwest Operating Engineers Pension Trust Fund	366140097	001	2.1	1.6	1.1	Varies through 5/31/2025	Green	3/31/2022	(b)	Green	3/31/2021	(b)	NA	No
Teamsters National Pipe Line Pension Plan	461102851	001	1.5	6.2	1.8	Varies through 6/04/2023	Green	12/31/2021	(a)	Green	12/31/2020	(a)	NA	No
San Diego County Construction Laborers' Pension Trust Fund	956090541	001	1.5	0.0	0.0	6/30/2026	Green	8/31/2021		Green	8/31/2020		NA	No
Laborers' Local Union No. 158 Pension Plan	236580323	001	1.5	0.7	0.9	Varies through 05/31/27	Green	12/31/2021	(a)	Green	12/31/2020	(a)	NA	No
Southern California Pipe Trades Retirement Fund	516108443	001	1.4	0.0	0.0	4/30/2025	Green	12/31/2021		Green	12/31/2020		NA	No
Central Laborers' Pension Fund	376052379	001	1.3	1.3	0.8	Varies through 4/30/2027	Yellow	12/31/2021	(b)	Yellow	12/31/2020	(b)	Implemented	No
West Virginia Laborers' Pension Trust Fund	556026775	001	0.9	2.5	1.4	Varies through 6/4/2023	Green	3/31/2022	(a)	Green	3/31/2021	(a)	NA	No
Minnesota Laborers' Pension Fund	416159599	001	0.7	5.1	0.8	Varies through 5/31/2023	Green	12/31/2021		Green	12/31/2020		NA	No
Laborers' National Pension Fund	751280827	001	0.6	3.8	0.8	Varies through 6/30/2025	Red	12/31/2021	(a)	Red	12/31/2020		Implemented	No
Employer- Teamsters Local Nos. 175 & 505 Pension Trust Fund	556021850	001	0.5	0.6	0.6	5/31/2023	Red	12/31/2021	(b)	Red	12/31/2020	(a), (b)	Implemented	No
Laborers' District Council of Western Pennsylvania Pension Fund	256135576	001	0.5	3.1	1.8	Varies through 3/31/2025	Yellow	12/31/2021		Yellow	12/31/2020		Implemented	No
Other funds			23.0	18.0	6.3
Total multiemployer pension plan contributions			$89.0	$94.0	$30.0
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
The number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans and the related number of employees covered by these plans for the periods indicated were as follows:

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
For the Years Ended December 31:	Low	High	Pension	Other Multiemployer	Total
2022	6,601	7,136	$89.0	$56.3	$145.3
2021	2,412	6,979	$94.0	$34.1	$128.1
2020	1,119	2,412	$30.0	$7.5	$37.5
The fluctuations in the number of employees covered under multiemployer plans and associated contributions in the table above related primarily to the timing of activity for the Company’s union resource-based projects, as well as the effects of the Company’s recent acquisitions. For the year ended December 31, 2022, multiemployer plan activity was driven primarily by acquisition-related project work within the Company’s Power Delivery operations, and, to a lesser extent, its Oil and Gas operations, whereas for the years ended December 31, 2021 and 2020, activity was driven primarily by the Company’s Oil and Gas operations, as well as the effect in 2021 of the Company’s acquisitions within its Power Delivery segment.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases is determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors. The Company’s share repurchase programs do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. Share repurchases, which are recorded at cost and are held in the Company’s treasury, are funded with available cash or with availability under the Credit Facility. The Company may use either authorized and unissued shares or treasury shares to meet share issuance requirements. Treasury stock is recorded at cost. Share repurchases are recorded as of the trade date, whereas payments for share repurchases are made on the date the trade is settled.
For the year ended December 31, 2022, the Company repurchased 1.1 million shares of its common stock for an aggregate purchase price of approximately $81.3 million. Of the total repurchased shares, 0.1 million were repurchased for $8.6 million under the Company’s December 2018 $100 million share repurchase program, which completed the program. The remaining 1.0 million shares were repurchased for $72.7 million under the Company’s March 2020 $150 million share repurchase program. There were no share repurchases under the Company’s share repurchase programs for the year ended December 31, 2021. For the year ended December 31, 2020, the Company repurchased 3.6 million shares of its common stock for an aggregate purchase price totaling approximately $120.2 million, 3.0 million of which were repurchased for $91.4 million under the Company’s December 2018 $100 million share repurchase program, with the remaining 0.6 million repurchased for $28.8 million under the Company’s September 2018 $150 million share repurchase program that was completed in 2020. As of December 31, 2022, $77.3 million was available for future share repurchases under the Company’s March 2020 share repurchase program.
The Company may use either authorized or unissued shares or treasury shares to meet its share issuance requirements. During the second quarter of 2022, the Company reissued 0.1 million shares of its treasury stock with a cost basis of $4.3 million in settlement of certain Additional Payments in connection with the HMG acquisition. For additional information related to shares issued for acquisitions, see Note 2 - Earnings Per Share and Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net.
Accumulated Other Comprehensive Loss
A rollforward of activity within accumulated other comprehensive income (loss) for the periods indicated was as follows (in thousands):

	For the Years Ended December 31,
	2022			2021			2020
	Foreign Currency	Other	Total	Foreign Currency	Other	Total	Foreign Currency	Other	Total
Balance as of January 1	$(64,014)	$(14,762)	$(78,776)	$(64,272)	$(27,172)	$(91,444)	$(65,685)	$(10,021)	$(75,706)
Unrealized (losses) gains, net of tax	(3,089)	30,910	27,821	258	12,410	12,668	1,413	(17,151)	(15,738)
Balance as of December 31	$(67,103)	$16,148	$(50,955)	$(64,014)	$(14,762)	$(78,776)	$(64,272)	$(27,172)	$(91,444)
Unrealized foreign currency translation activity, net, for the three years in the period ended December 31, 2022 relates primarily to the Company’s operations in Canada and Mexico. Unrealized investment activity for the year ended December 31, 2022 relates to unrealized gains associated with the Waha JV interest rate swaps. For the year ended December 31, 2021, unrealized investment activity, net, includes unrealized gains on the Waha JV swaps, offset, in part, by unrealized losses on the AVCT convertible debentures. The net unrealized gain on the AVCT convertible debentures was reclassified into other income, net, in conjunction with their conversion into shares of AVCT common stock in 2021. Unrealized investment activity, net, for the year ended December 31, 2020 includes unrealized losses on the Waha JV swaps, offset, in part, by unrealized gains on the AVCT convertible debentures. See Note 4 - Fair Value of Financial Instruments for additional information related to the Waha JV swaps and AVCT convertible debentures.

Note 12 – Income Taxes
The components of income before income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Domestic	$66.7	$414.1	$435.9
Foreign	(23.6)	16.0	(10.7)
Total	$43.1	$430.1	$425.2
The provision for income taxes for the periods indicated were as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Current:
Federal	$(9.8)	$36.9	$70.6
Foreign	3.6	1.5	2.1
State and local	5.8	9.0	22.6
	$(0.4)	$47.4	$95.3
Deferred:
Federal	$5.9	$37.0	$14.8
Foreign	0.6	(0.1)	(9.8)
State and local	3.1	15.0	2.2
	$9.6	$51.9	$7.2
Provision for income taxes	$9.2	$99.3	$102.5
The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated were as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Accrued insurance	$40.9	$42.2
Operating loss carryforwards and tax credits	115.4	80.7
Compensation and benefits	36.9	36.1
Bad debt	2.0	1.6
Other	36.4	15.4
Capitalized expenses	110.3	—
Valuation allowance	(87.6)	(54.2)
Total deferred tax assets	$254.3	$121.8
Deferred tax liabilities:
Property and equipment	$375.7	$310.1
Goodwill	91.3	77.9
Other intangible assets	131.4	58.7
Gain on remeasurement of equity investee	7.3	7.2
Revenue recognition	84.6	1.6
Investments in unconsolidated entities	109.3	99.7
Other	26.1	17.0
Total deferred tax liabilities	$825.7	$572.2
Net deferred tax liabilities	$(571.4)	$(450.4)
In assessing the ability to realize the Company’s deferred tax assets, management considers whether it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the Company’s projected future taxable income and prudent and feasible tax planning strategies in making this assessment. The Company’s valuation allowances as of December 31, 2022 and 2021 are related primarily to foreign net operating losses and deferred tax assets.
The Company’s deferred tax assets for its state net operating loss carryforwards, which may be carried forward from 5 years to indefinitely, depending on the jurisdiction, totaled approximately $21.4 million and $18.6 million as of December 31, 2022 and 2021, respectively. The Company’s deferred tax assets for its foreign net operating loss carryforwards, which are primarily related to the Company’s Canadian operations, totaled approximately $87.9 million and $57.7 million as of December 31, 2022 and 2021, respectively. The Canadian net operating loss carryforwards, which make up the majority of the foreign net operating loss carryforwards, begin to expire in 2034. The Company’s deferred tax assets for its federal net operating loss carryforwards, which carryforward indefinitely, totaled $2.5 million and $2.9 million as of December 31, 2022 and 2021, respectively.
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
A reconciliation of the U.S. statutory federal income tax rate related to pretax income to the effective tax rate for the periods indicated is as follows:

	For the Years Ended December 31,
	2022	2021	2020
U.S. statutory federal rate applied to pretax income	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	8.8	4.3	4.3
Foreign tax rate differential	1.3	0.1	(0.2)
Non-deductible expenses	(1.6)	0.3	1.5
Goodwill and intangible assets	(0.7)	0.4	(0.2)
Change in tax rate	12.7	1.6	0.6
Other	(1.3)	0.8	(0.6)
Tax credits	(37.9)	(4.8)	(1.2)
Stock basis adjustment	0.0	(0.9)	0.0
Valuation allowance for deferred tax assets	19.0	0.3	(1.1)
Effective income tax rate	21.3%	23.1%	24.1%
A reconciliation of the beginning and ending amount of uncertain tax positions including interest and penalties is as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Beginning balance	$23.7	$18.4	$13.5
Additions based on tax positions related to the current year	8.0	4.4	1.5
Additions for tax positions of prior years	17.6	6.8	3.4
Settlements	—	(5.1)	—
Lapse of statute of limitations	(6.9)	(0.8)	—
Ending balance	$42.4	$23.7	$18.4
The Company classifies interest, penalties and recoveries related to uncertain tax positions as a component of income tax expense in the consolidated statements of operations. Accrued interest and penalties related to uncertain tax positions were $3.1 million and $2.3 million as of December 31, 2022 and 2021, respectively. The effect on the Company’s tax rate if it were to recognize its gross unrecognized tax benefits as of December 31, 2022 approximates $42.4 million, including interest and penalties.
The IRS has examined the Company’s federal income tax returns through 2017. Certain foreign and state taxing authorities are examining various years. The final outcome of these examinations is not yet determinable. With few exceptions, as of December 31, 2022, the Company is no longer subject to state examinations by taxing authorities for years before 2015.
Note 13 – Segments and Related Information
Segment Discussion
The Company manages its operations under five operating segments, which represent its five reportable segments: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery and (5) Other. This structure is generally focused on broad end-user markets for the Company’s labor-based construction services. All five reportable segments derive their revenue primarily from the engineering, installation and maintenance of infrastructure, primarily in North America. In the first quarter of 2022, the Company began integrating the acquisition of HMG into its operations. The HMG acquisition was completed on December 30, 2021, with its initial balance sheet reported within the Company’s Power Delivery segment. During the first quarter of 2022, the Company reported portions of HMG’s operations within its Power Delivery, Communications and Oil and Gas segments, as appropriate, and HMG’s corporate functions within its Corporate results. Accordingly, HMG’s December 31, 2021 balance sheet information was recast to conform with the new reporting structure.
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, as well as infrastructure for utilities, among others. The Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage for renewable energy; various types of heavy civil and industrial infrastructure, including rail; and environmental remediation services. The Company performs engineering, construction and maintenance services for pipeline distribution, including natural gas, carbon capture sequestration, water and pipeline integrity services for the energy and utilities industries through its Oil and Gas segment. The Power Delivery segment primarily serves the energy and utility industries through the engineering, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas transmission lines, distribution network systems and substations; and environmental planning and compliance services. The Other segment includes certain equity investees, the services of which may vary from those provided by the Company’s primary segments, as well as other small business units that perform construction and other services for certain international end-markets.
The accounting policies of the reportable segments are the same as those described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies. Intercompany revenue and costs among the reportable segments are accounted for as if the sales were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenue and costs between entities within a reportable segment are eliminated to arrive at segment totals. Eliminations between segments are separately presented. Corporate results include amounts related to corporate functions, including treasury and administration functions, including for legal and professional matters, as well as changes in the fair value of Earn-outs, other liabilities and certain investments, acquisition-related transaction costs and other discrete items, including certain integration activities and debt transaction costs. Segment results include certain allocations of centralized costs such as general liability, medical and workers’ compensation insurance and certain information technology and interest costs, as well as certain discrete items, including certain acquisition and business integration and/or streamlining costs. Income tax expense, which is recorded within Corporate results, is managed on a consolidated basis and is not allocated to the reportable segments.
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

	For the Years Ended December 31,
Revenue:	2022	2021	2020
Communications (a)	$3,233.7	$2,551.1	$2,512.2
Clean Energy and Infrastructure	2,618.6	1,865.0	1,526.9
Oil and Gas	1,219.6	2,540.5	1,789.8
Power Delivery	2,725.2	1,016.8	506.5
Other	—	0.0	0.6
Eliminations	(19.1)	(21.6)	(15.0)
Consolidated revenue	$9,778.0	$7,951.8	$6,321.0
(a)    Revenue generated primarily by utilities customers represented 23.6%, 20.8% and 15.6% of Communications segment revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

	For the Years Ended December 31,
EBITDA:	2022	2021	2020
Communications	$327.1	$269.5	$270.1
Clean Energy and Infrastructure	102.8	75.0	80.4
Oil and Gas	163.5	557.6	510.9
Power Delivery	202.9	68.0	14.9
Other	31.8	33.8	30.7
Segment EBITDA	$828.1	$1,003.8	$907.0

	For the Years Ended December 31,
EBITDA Reconciliation:	2022	2021	2020
Income before income taxes	$43.1	$430.1	$425.2
Plus:
Interest expense, net	112.3	53.4	59.6
Depreciation	371.2	345.6	258.8
Amortization	135.9	77.2	38.9
Corporate EBITDA	165.6	97.5	124.5
Segment EBITDA	$828.1	$1,003.8	$907.0
For the year ended December 31, 2022, Communications, Clean Energy and Infrastructure, Oil and Gas and Power Delivery EBITDA included $4.7 million, $6.4 million, $8.0 million and $39.0 million, respectively, of acquisition and integration costs related to the Company’s recent acquisitions, and Corporate EBITDA included $27.9 million of such costs. For the year ended December 31, 2021, Corporate EBITDA included such acquisition and integration costs of $3.6 million. For the years ended December 31, 2022 and 2021, Corporate EBITDA included fair value losses related to an investment of $7.7 million and $7.8 million, respectively, and for the year ended December 31, 2020, Corporate EBITDA included fair value gains of $10.1 million. For the years ended December 31, 2022 and 2021, Corporate EBITDA included bargain purchase gains of $0.2 million and $3.5 million, respectively. For the year ended December 31, 2022, Other segment EBITDA included $2.8 million of project gains from a proportionately consolidated non-controlled Canadian joint venture. For the year ended December 31, 2020, Corporate EBITDA included $5.6 million of debt extinguishment losses.

	For the Years Ended December 31,
Depreciation and Amortization:	2022	2021	2020
Communications	$126.4	$99.3	$87.1
Clean Energy and Infrastructure	87.0	43.5	18.2
Oil and Gas	134.6	207.8	156.6
Power Delivery	147.8	61.5	24.7
Other	—	0.0	0.1
Corporate	11.3	10.7	11.1
Consolidated depreciation and amortization	$507.1	$422.8	$297.8

	As of December 31,
Assets:	2022	2021 (a)	2020
Communications	$2,378.6	$2,100.9	$1,941.9
Clean Energy and Infrastructure	2,979.9	1,067.0	653.7
Oil and Gas	1,544.2	1,527.6	1,631.1
Power Delivery	1,967.9	2,017.2	541.6
Other	297.3	238.1	191.8
Corporate	125.4	170.6	267.8
Consolidated segment assets	$9,293.3	$7,121.4	$5,227.9
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

	For the Years Ended December 31,
Capital Expenditures:	2022	2021	2020
Communications	$87.1	$50.6	$38.4
Clean Energy and Infrastructure	35.8	44.6	14.0
Oil and Gas	49.0	55.7	149.2
Power Delivery	83.4	13.0	3.8
Other	—	0.0	0.0
Corporate	8.0	6.2	8.3
Consolidated capital expenditures	$263.4	$170.1	$213.7
Foreign Operations and Other. MasTec operates primarily in the United States and Canada, and, to a far lesser extent, in Mexico, the Caribbean and India. Revenue derived from U.S. operations totaled $9.6 billion, $7.8 billion and $6.2 billion for the years ended December 31, 2022, 2021 and 2020, respectively, and revenue derived from foreign operations totaled $149.9 million, $165.2 million and $133.1 million, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the United States included property and equipment, net, of $1,733.1 million, $1,411.6 million and $959.5 million as of December 31, 2022, 2021 and 2020, respectively, and for the Company’s businesses in foreign countries, totaled $21.0 million, $24.5 million and $22.8 million, respectively. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $3.0 billion, $2.1 billion and $1.4 billion as of December 31, 2022, 2021 and 2020, respectively. For the Company’s businesses in foreign countries, intangible assets and goodwill, net, totaled approximately $35.5 million, $43.8 million and $50.5 million as of December 31, 2022, 2021 and 2020, respectively. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of December 31, 2022, 2021 and 2020, amounts due from customers from which foreign revenue was derived accounted for approximately 1%, 2% and 5%, respectively, of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. Revenue from governmental entities for the years ended December 31, 2022, 2021 and 2020 totaled approximately 7%, 5% and 2%, respectively, of total revenue, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
For the year ended December 31, 2022, no customer represented greater than 10% of the Company’s total consolidated revenue. For the year ended December 31, 2021, revenue for Enbridge, Inc. represented 16% of the Company’s total consolidated revenue, and for the year ended December 31, 2020, revenue for AT&T represented 15% of the Company’s total consolidated revenue. The Company’s relationship with Enbridge, Inc. is based upon various construction contracts for pipeline activities, for which the related revenue is included within the Oil and Gas segment. The Company’s relationship with AT&T is based upon multiple separate master service and other service agreements, including for installation and maintenance services, as well as construction/installation contracts for AT&T’s: (i) wireless; (ii) wireline/fiber; and (iii) other installation services, including smart city initiatives. Revenue from AT&T is included within the Communications segment.
Note 14 – Commitments and Contingencies
MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business, including project contract price and other project disputes, other project-related liabilities and acquisition purchase price disputes. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. The outcome of such cases, claims and disputes cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In the third quarter of 2021, a settlement was finalized in favor of MasTec for approximately $25.0 million. As of December 31, 2022, the settlement had been collected in full, and as of December 31, 2021, $19.0 million, net of related settlement costs, was reflected within other current assets. Net of legal and other costs incurred, the Company recorded $5.0 million of other income related to this settlement in the third quarter of 2021.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2022 and 2021, there were $166.7 million and $188.5 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of December 31, 2022 or 2021.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2022 and 2021, outstanding performance and payment bonds approximated $4,855.5 million and $2,155.2 million, respectively, and estimated costs to complete projects secured by these bonds totaled $1,739.9 million and $768.8 million as of December 31, 2022 and 2021, respectively. Included in these balances as of December 31, 2022 and 2021 are $115.8 million and $115.0 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests ranging from 25% to 50% in four civil construction projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of December 31, 2022, the Company was not aware of material future claims against it in connection with these arrangements. For the year ended December 31, 2022, the Company provided no project-related financing to its contractual joint ventures, and for the year ended December 31, 2021, the Company provided $0.7 million of project-related financing, all of which had been repaid as of December 31, 2021.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance companies, which reimburse claims up to the applicable insurance limits. Cash balances held by the Company’s captive insurance companies totaled approximately $1.1 million and $0.3 million as of December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $176.7 million and $189.8 million, respectively, of which $109.3 million and $126.5 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.1 million and $4.2 million as of December 31, 2022 and 2021, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $95.6 million and $125.7 million as of December 31, 2022 and 2021, respectively. Outstanding surety bonds related to self-insurance programs amounted to $110.9 million and $52.9 million as of December 31, 2022 and 2021, respectively.
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
The Company currently contributes, and in the past, has contributed, to plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of December 31, 2022, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans. In the fourth quarter of 2022, the Company paid $2.8 million to settle a withdrawal liability assumed in connection with the HMG acquisition, for which it recognized a gain of $0.5 million for the year ended December 31, 2022. As of December 31, 2021, this withdrawal liability totaled approximately $3.4 million and was recorded within other current and other long-term liabilities, as appropriate, within the consolidated balance sheets. Additionally, in connection with the IEA acquisition, the Company assumed a multiemployer pension plan withdrawal liability, under which IEA is obligated to make monthly payments of approximately $10,000. As of December 31, 2022, the remaining obligation approximated $1.9 million.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both December 31, 2022 and 2021, the Company had accrued project close-out liabilities of approximately $40 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.

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
Concentrations of Risk. The Company is subject to certain risk factors, including, but not limited to: risks related to market conditions, market uncertainty, including from economic downturns or other economic factors, including potential recessionary concerns, inflationary risk, rising interest rates, supply chain disruptions or public health matters; governmental and/or regulatory changes, including governmental permitting, or from climate-related matters, or other factors affecting the industries in which the Company operates; changes in customers’ capital spending plans; the ability to manage projects effectively and in accordance with management’s estimates and resolution of unapproved change orders; risks related to the Company’s acquisitions, including acquisition integration and financing; availability of qualified employees; risks related to rapid technological changes or customer consolidation; competition; the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice; customer disputes related to the performance of services; exposure to litigation; seasonality, adverse weather conditions and fluctuations in operational factors; potential exposure to environmental liabilities; exposure from system or information technology interruptions; recoverability of goodwill; collectibility of receivables; the adequacy of our reserves; exposure related to strategic investments or foreign operations; and exposure to multiemployer pension plan liabilities. The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors, including from current economic uncertainty. However, MasTec generally has certain lien rights on that work and maintains a diverse customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. MasTec’s customers include: wireless and wireline/fiber service providers; broadband operators; install-to-the-home service providers; public and private energy providers, including renewable energy providers; pipeline operators; heavy civil and industrial infrastructure providers; and government entities The industries served by MasTec’s customers include the communications and utilities industries, including the power industry, among others. The Company had approximately 1,560 customers for the year ended December 31, 2022. As of both December 31, 2022 and 2021, no customers represented greater than 10% of the Company’s consolidated net accounts receivable position, which represents accounts receivable, net, less deferred revenue. For the years ended December 31, 2022, 2021 and 2020, the Company derived 39%, 54% and 55% of its revenue from its top ten customers, respectively.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing, business development and administrative activities from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the years ended December 31, 2022, 2021 and 2020, such payments to related party entities totaled approximately $35.0 million, $81.2 million and $80.9 million, respectively. Payables associated with such arrangements totaled approximately $2.6 million and $0.6 million as of December 31, 2022 and 2021, respectively. Revenue from such related party arrangements totaled approximately $10.4 million, $4.2 million and $4.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, and related amounts receivable totaled approximately $3.2 million and $0.4 million as of December 31, 2022 and 2021, respectively.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. MasTec paid CCI $4.0 million and $23.2 million for the years ended December 31, 2022 and 2021, respectively, and paid $6.8 million, net of rebates, for the year ended December 31, 2020 related to this activity. Amounts payable to CCI totaled approximately $0.6 million and $0.8 million as of December 31, 2022 and 2021, respectively. The Company has also rented equipment to CCI. Revenue from equipment rentals to CCI totaled approximately $0.3 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, related receivables were de minimis, and as of December 31, 2021, there were no related receivables.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the years ended December 31, 2022, 2021 and 2020, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $0.2 million, $90.3 million and $1.9 million, respectively. As of December 31, 2022, related amounts payable were de minimis, and as of December 31, 2021, related amounts payable totaled approximately $0.5 million.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. MasTec paid approximately $2.6 million in each of the years ended December 31, 2022, 2021 and 2020 related to this leasing arrangement.
MasTec has performed construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Services provided by MasTec have included the construction of a soccer facility and stadium as well as wireless infrastructure services. MasTec may perform additional construction services for the Franchise in the future. Payments for other expenses related to the Franchise totaled $0.5 million, $0.6 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, for which there were no amounts outstanding as of either December 31, 2022 or 2021.
In 2021, MasTec entered into a subcontracting arrangement to perform construction services for an entity, of which José R. Mas acquired a minority interest, and of which a member of management of a MasTec subsidiary owns the remaining interest. For the year ended December 31, 2022, revenue recognized by MasTec under this arrangement totaled approximately $128.4 million, and as of December 31, 2022, related amounts receivable totaled approximately $42.0 million. No services were performed under this arrangement in 2021. MasTec pays a management fee to this entity in connection with the subcontracting arrangement, under which MasTec incurred approximately $1.5 million for the year ended December 31, 2022. As of December 31, 2022, related payables totaled approximately $0.3 million.
MasTec leases employees and provides satellite communication services to a customer in which Jorge Mas and José R. Mas own a majority interest. Charges to this customer under these arrangements totaled approximately $1.1 million, $1.2 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, related amounts receivable were de minimis, and as of December 31, 2021, related amounts receivable totaled approximately $0.8 million.
From time to time, the Company advances amounts to the former owners of acquired businesses. Such advances totaled approximately $1.5 million for both the years ended December 31, 2022 and 2021, and amounts receivable for such advances totaled approximately $2.0 million and $1.5 million as of December 31, 2022 and 2021, respectively. In addition, the Company has a subcontracting arrangement with an entity in which it has a 25% interest. The Company’s interest in this entity is accounted for as an equity method investment. For the year ended December 31, 2022, the Company made equity contributions to this entity of approximately $0.9 million. As of December 31, 2022 and 2021, the Company’s net investment in this entity was a liability of approximately $0.2 million and $1.6 million, respectively, which net amounts as of both December 31, 2022 and 2021, include approximately $2.3 million of accounts receivable, net, less deferred revenue, related to the subcontracting arrangement. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. For both the years ended December 31, 2022 and 2021, approximately $0.8 million, of income was recognized in connection with these arrangements, and $0.9 million of income was recognized for the year ended December 31, 2020. As of both December 31, 2022 and 2021, related amounts receivable totaled $0.4 million. The Company advanced $1.2 million in 2020 on behalf of this entity, which amount was collected as of December 31, 2020.
One of the Company’s subsidiaries has a subcontracting arrangement with a contractual joint venture in which it holds a 35% undivided interest, for which the related project was fully complete as of December 31, 2022. Outstanding performance guarantees on behalf of this contractual joint venture totaled Canadian $9.7 million as of both December 31, 2022 and 2021, or approximately $7.1 million and $7.7 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. In 2021, the Company acquired an additional 15% of the non-controlling interests in one of these entities from two members of subsidiary management for $6.8 million in cash. In the first quarter of 2023, the Company acquired the remaining 15% equity interests of this entity for $10.0 million in cash, plus 120,000 shares of MasTec common stock, valued at approximately $11.6 million.
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
The Company paid approximately $1.1 million in each of the years ended December 31, 2022, 2021 and 2020 in connection with the split dollar agreements for Jorge Mas, and paid approximately $0.7 million in each of the years ended December 31, 2022, 2021 and 2020 in connection with the split dollar agreements for José R. Mas. Life insurance assets associated with these agreements, which amounts are included within other long-term assets, totaled approximately $25.8 million and $24.0 million as of December 31, 2022 and 2021, respectively.

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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, as described below under “Management's Report on Internal Control Over Financial Reporting.”
Notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. In addition, the material weaknesses did not result in any restatements of the Company’s audited or unaudited consolidated financial statements and disclosures for any prior period previously reported by the Company, including unaudited financial results for the full year and fourth quarter ended December 31, 2022, announced in the Company’s press release dated February 23, 2023.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance to management regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of three of the five entities acquired in 2022, including IEA. All of these acquisitions are included in the 2022 consolidated financial statements in this Form 10-K. These three acquisitions’ total assets constituted approximately 20% of the Company’s total assets as of December 31, 2022 and represented approximately 6% and 13% of the Company’s revenue and net income, respectively, for the year then ended.
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 for the reasons described below.
We identified the following material weaknesses in internal controls over financial reporting:
•Design and operating effectiveness of controls over the order to cash cycle predominantly related to the assessment of certain 2021 acquired entities that underwent initial controls evaluation in 2022 (the “2021 Acquired Entities”).
•Operating effectiveness of controls related to the initial purchase price allocation of the 2022 IEA acquisition.
•Design of the precision level for a variance analysis management review control within the period end reporting cycle.

In addition, for certain 2021 Acquired Entities, we identified control deficiencies, that when aggregated, constitute material weaknesses as follows:
•Design and operating effectiveness of information technology general computer controls (“ITGCs”) in the areas of user access and program change-management for certain information technology systems (the “affected IT systems”) that are critical to capturing, processing, and reporting financial transactions. These ineffective information technology controls contributed to (i) improper segregation of duties among certain business process controls and (ii) ineffective data validation of spreadsheets and system-generated reports.
•Design and operating effectiveness of business process controls in each of the following business cycles: procure to pay, asset management, hire to pay, and period-end reporting.
As a result of the material weaknesses noted above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022. Identified 2022 material weaknesses did not result in any restatements of the Company’s audited or unaudited consolidated financial statements for any prior period previously reported by the Company, including unaudited financial results for the full year and fourth quarter ended December 31, 2022 announced in the Company’s press release dated February 23, 2023. While the Company has implemented and will continue to implement remediation efforts with respect to identified deficiencies, certain remediation efforts were implemented later in 2022 and sufficient testing of their operating effectiveness had not yet occurred as of December 31, 2022.
BDO USA, LLP the independent registered public accounting firm that audits our financial statements, has issued an attestation report on our internal control over financial reporting, which follows below.
Management’s Plans for Remediation of Material Weaknesses. Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include or are expected to include the following actions, predominately at 2021 Acquired Entities: (i) expanding functions of IT compliance from the existing, effective ITGC environment at the enterprise level to the 2021 Acquired Entities; (ii) developing a training program addressing ITGCs and IT policies with appropriate IT personnel; (iii) implementing procedures to ensure enforcement of proper segregation of duties; (iv) enhancing IT management review and testing plans to monitor ITGCs and (v) adding resources and training programs addressing the design, implementation and documentary evidence requirements of control procedures over the order to cash, procure to pay, asset management, hire to pay, initial acquisition purchase price allocation and period-end reporting processes for appropriate personnel. We may take additional measures to remediate the underlying control deficiencies identified or modify the remediation plans described above. Although we believe that these actions will remediate the material weaknesses, the weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting. Except as described above under “Management’s Report on Internal Control Over Financial Reporting,” there have been no other changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MasTec, Inc.
Coral Gables, Florida
Opinion on Internal Control over Financial Reporting
We have audited MasTec, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as “the financial statements”) and our report dated March 16, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three of the five entities acquired in 2022, which are included in the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended. These three entities constituted approximately 20% of total assets as of December 31, 2022, and approximately 6% and 13% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of these acquired entities because of the timing of their acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these acquired entities.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified and described in management’s assessment regarding the:
•Design and operating effectiveness of controls over the order to cash cycle predominantly related to the assessment of certain 2021 acquired entities that underwent initial controls evaluation in 2022 (the “2021 Acquired Entities”).
•Operating effectiveness of controls related to the initial purchase price allocation of the 2022 IEA acquisition.
•Design of the precision level for a variance analysis management review control within the period end reporting cycle.
In addition, for certain 2021 Acquired Entities, we identified control deficiencies, that when aggregated, constitute material weaknesses as follows:
•Design and operating effectiveness of information technology general computer controls (“ITGCs”) in the areas of user access and program change-management for certain information technology systems (the “affected IT systems”) that are critical to capturing, processing, and reporting financial transactions. These ineffective information technology controls contributed to (i) improper segregation of duties among certain business process controls and (ii) ineffective data validation of spreadsheets and system-generated reports.
•Design and operating effectiveness of business process controls in each of the following business cycles: procure to pay, asset management, hire to pay, and period-end reporting.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 16, 2023 on those financial statements.

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
March 16, 2023

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information about directors, executive officers and corporate governance required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders.
We have adopted a code of business conduct and ethics, called the Code of Business Conduct and Ethics, that applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees and includes additional criteria that are applicable to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and senior financial and other officers. The full text of the Code of Business Conduct and Ethics is available in the Investor section of MasTec’s website at www.mastec.com under the tab “Corporate Governance” and is available in print to any shareholder who requests it. See also Item 1. “Business - Available Information.” We intend to provide amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and principal officers on our website within four business days after such amendment or waiver. The reference to our website address does not constitute incorporation by reference of any of the information contained on the website, and such information is not a part of this Annual Report.
ITEM 11.    EXECUTIVE COMPENSATION
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2022, which included: the 2013 Incentive Plan; the 2011 ESPP; and the 2013 Bargaining Units ESPP.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	N/A	N/A	2,839,533	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A		2,839,533
(1)Under the 2013 Incentive Plan, 1,587,691 shares were available for issuance as of December 31, 2022. Under the 2011 ESPP and 2013 Bargaining Units ESPP, 335,286 shares and 916,556 shares, respectively, were available for issuance as of December 31, 2022.
The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders.
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

10.7+
Amendment to the MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022 and incorporated by reference herein.

10.8
Credit Agreement, dated as of November 1, 2021, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, filed as Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 1, 2022 and incorporated by reference herein.

10.9
Amendment No. 1 to Credit Agreement, dated as of September 1, 2022, by and among MasTec, Inc. and MasTec North America, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 1, 2022 and incorporated by reference herein.

10.10
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

10.13+
First Amendment to the Employment Agreement between MasTec, Inc. and Jose R. Mas, dated March 31, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.14+	MasTec, Inc. Amended and Restated Bargaining Units ESPP. filed as Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 25, 2021 and incorporated by reference herein.
10.15+
Amendment to the MasTec, Inc. Amended and Restated Bargaining Units ESPP, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022 and incorporated by reference herein.

10.16+
MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Annex A to our Definitive Additional Proxy Materials filed with the SEC on May 13, 2021 and incorporated by reference herein.

10.17*	Amendment to the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan
10.18*	Form of Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan
10.19*	Form of Non-Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan
10.20*	Form of Employee Restricted Stock Units Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan
10.21+
Form of Executive Employee Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan (for awards made prior to May 14, 2020), filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017 and incorporated by reference herein.

10.22+
Form of Executive Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan (for awards made after May 14, 2020), filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020 and incorporated by reference herein.

10.23+
Form of Executive (Jorge Mas) Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2013 Incentive Compensation Plan, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020 and incorporated by reference herein.

10.24+
Employment Agreement by and between MasTec, Inc. and George Pita, dated January 23, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 24, 2014 and incorporated by reference herein.

10.25+
First Amendment to the Employment Agreement between MasTec, Inc. and George Pita , dated March 31, 2014, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 4, 2014 and incorporated by reference herein.

10.26+	MasTec, Inc. Deferred Fee Plan for Directors (as amended and restated), filed as Exhibit 10.38 to our Form 8-K filed with the SEC on December 23, 2005 and incorporated by reference herein.
21*	Subsidiaries of MasTec, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosure.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
(1)    SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001 - 08106.
*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensation plan arrangement.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

MASTEC, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expense		Other Additions		(Deductions)		Balance at End of Period
Year ended December 31, 2022
Allowance for credit losses	$7.8	$2.6	(a)	$—		$(2.0)	(b)	$8.4
Allowance for unbilled receivables and project close-out liabilities	96.8	9.4	(a)	40.3	(g)	(29.5)	(b)	117.0
Valuation allowance for inventory	11.1	2.5	(c)	—		(1.4)	(d)	12.2
Valuation allowance for deferred tax assets	54.2	11.6	(e)	29.6	(g)	(7.8)	(f)	87.6
Total	$169.9	$26.1		$69.9		$(40.7)		$225.2
Year ended December 31, 2021
Allowance for credit losses	$20.5	$2.8	(a)	$—		$(15.5)	(b)	$7.8
Allowance for unbilled receivables and project close-out liabilities	50.4	67.0	(a)	—		(20.6)	(b)	96.8
Valuation allowance for inventory	8.5	3.1	(c)	—		(0.5)	(d)	11.1
Valuation allowance for deferred tax assets	45.8	9.4	(e)	—		(1.0)	(f)	54.2
Total	$125.2	$82.3		$—		$(37.6)		$169.9
Year ended December 31, 2020
Allowance for credit losses	$10.1	$12.1	(a)	$—		$(1.7)	(b)	$20.5
Allowance for unbilled receivables and project close-out liabilities	57.3	38.5	(a)	—		(45.4)	(b)	50.4
Valuation allowance for inventory	7.7	1.8	(c)	—		(1.0)	(d)	8.5
Valuation allowance for deferred tax assets	48.8	6.8	(e)	—		(9.8)	(f)	45.8
Total	$123.9	$59.2		$—		$(57.9)		$125.2

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
(g)     Assumption of acquisition-related balances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 16, 2023.

MASTEC, INC.

/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ GEORGE L. PITA
George L. Pita
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2023.

/s/ JORGE MAS	Chairman of the Board of Directors
Jorge Mas

/s/ JOSÉ R. MAS	Chief Executive Officer and Director
José R. Mas	(Principal Executive Officer)

/s/ GEORGE L. PITA	Executive Vice President and Chief Financial Officer
George L. Pita	(Principal Financial and Accounting Officer)

/s/ C. ROBERT CAMPBELL	Director
C. Robert Campbell

/s/ ERNST N. CSISZAR	Director
Ernst N. Csiszar

/s/ ROBERT J. DWYER	Director
Robert J. Dwyer

/s/ JULIA L. JOHNSON	Director
Julia L. Johnson

/s/ JAVIER PALOMAREZ	Director
Javier Palomarez

/s/ AVA L. PARKER	Director
Ava L. Parker