Form 10-Q
period 2023-03-31
MASTEC INC
filed 2023-05-04
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of May 1, 2023, MasTec, Inc. had 78,859,193 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2023

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$2,584,659	$1,954,400
Costs of revenue, excluding depreciation and amortization	2,359,494	1,733,316
Depreciation	107,247	85,194
Amortization of intangible assets	41,944	25,589
General and administrative expenses	163,914	145,390
Interest expense, net	52,693	16,041
Equity in earnings of unconsolidated affiliates, net	(9,152)	(6,777)
Other (income) expense, net	(6,201)	3,754
Loss before income taxes	$(125,280)	$(48,107)
Benefit from income taxes	44,734	13,148
Net loss	$(80,546)	$(34,959)
Net (loss) income attributable to non-controlling interests	(6)	19
Net loss attributable to MasTec, Inc.	$(80,540)	$(34,978)

Loss per share (Note 2):
Basic and diluted loss per share	$(1.05)	$(0.47)
Basic and diluted weighted average common shares outstanding	76,984	74,789

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited - in thousands)

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(80,546)	$(34,959)
Other comprehensive (loss) income:
Foreign currency translation gains, net of tax	672	913
Unrealized (losses) gains on investment activity, net of tax	(4,177)	13,754
Comprehensive loss	$(84,051)	$(20,292)
Comprehensive (loss) income attributable to non-controlling interests	(6)	19
Comprehensive loss attributable to MasTec, Inc.	$(84,045)	$(20,311)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$141,560	$370,592
Accounts receivable, net of allowance	1,372,046	1,399,732
Contract assets	1,769,631	1,729,886
Inventories, net	164,917	117,969
Prepaid expenses	123,378	122,308
Other current assets	85,131	118,640
Total current assets	$3,656,663	$3,859,127
Property and equipment, net	1,730,602	1,754,101
Operating lease right-of-use assets	276,231	279,534
Goodwill, net	2,065,602	2,045,041
Other intangible assets, net	904,412	946,299
Other long-term assets	421,826	409,157
Total assets	$9,055,336	$9,293,259
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$166,676	$171,916
Current portion of operating lease liabilities	96,817	96,516
Accounts payable	925,609	1,109,867
Accrued salaries and wages	198,295	181,888
Other accrued expenses	331,247	365,971
Contract liabilities	438,645	406,232
Other current liabilities	221,246	163,647
Total current liabilities	$2,378,535	$2,496,037
Long-term debt, including finance leases	3,045,526	3,052,193
Long-term operating lease liabilities	190,132	194,050
Deferred income taxes	535,531	571,401
Other long-term liabilities	257,980	238,391
Total liabilities	$6,407,704	$6,552,072
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 98,674,997 and 98,615,105 (including 1,377,480 and 2,047,130 of unvested stock awards) as of March 31, 2023 and December 31, 2022, respectively	9,867	9,862
Capital surplus	1,235,608	1,246,590
Retained earnings	2,115,202	2,195,742
Accumulated other comprehensive loss	(54,460)	(50,955)
Treasury stock, at cost: 19,813,055 and 19,933,055 shares as of March 31, 2023 and December 31, 2022, respectively	(659,913)	(663,910)
Total MasTec, Inc. shareholders’ equity	$2,646,304	$2,737,329
Non-controlling interests	$1,328	$3,858
Total equity	$2,647,632	$2,741,187
Total liabilities and equity	$9,055,336	$9,293,259

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2023
Balance as of December 31, 2022	98,615,105	$9,862	(19,933,055)	$(663,910)	$1,246,590	$2,195,742	$(50,955)	$2,737,329	$3,858	$2,741,187
Net loss						(80,540)		(80,540)	(6)	(80,546)
Other comprehensive loss							(3,505)	(3,505)		(3,505)
Non-cash stock-based compensation					8,515			8,515		8,515
Issuance of shares in connection with acquisition	2,235	0			206			206		206
Issuance of restricted shares, net	174,833	17			(17)			—		—
Shares withheld for taxes, net of other stock issuances	(117,176)	(12)			(8,213)			(8,225)		(8,225)
Purchase of non-controlling interests			120,000	3,997	(11,473)			(7,476)	(2,524)	(10,000)
Balance as of March 31, 2023	98,674,997	$9,867	(19,813,055)	$(659,913)	$1,235,608	$2,115,202	$(54,460)	$2,646,304	$1,328	$2,647,632

For the Three Months Ended March 31, 2022
Balance as of December 31, 2021	95,371,211	$9,537	(18,941,926)	$(586,955)	$1,033,615	$2,162,388	$(78,776)	$2,539,809	$4,052	$2,543,861
Net (loss) income						(34,978)		(34,978)	19	(34,959)
Other comprehensive income							14,667	14,667		14,667
Non-cash stock-based compensation					6,336			6,336		6,336
Issuance of restricted shares, net	165,010	17			(17)			—		—
Shares withheld for taxes, net of other stock issuances	(48,204)	(5)			(4,032)			(4,037)		(4,037)
Acquisition of treasury stock, at cost			(187,978)	(13,791)				(13,791)		(13,791)
Balance as of March 31, 2022	95,488,017	$9,549	(19,129,904)	$(600,746)	$1,035,902	$2,127,410	$(64,109)	$2,508,006	$4,071	$2,512,077

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(80,546)	$(34,959)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	107,247	85,194
Amortization of intangible assets	41,944	25,589
Non-cash stock-based compensation expense	8,515	6,336
(Benefit from) provision for deferred income taxes	(30,863)	1,647
Equity in earnings of unconsolidated affiliates, net	(9,152)	(6,777)
Gains on sales of assets, net	(7,818)	(2,568)
Non-cash interest expense, net	1,367	854
Other non-cash items, net	1,585	(926)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	50,082	121,646
Contract assets	(22,011)	(104,490)
Inventories	(5,673)	(8,980)
Other assets, current and long-term portion	36,587	36,268
Accounts payable and accrued expenses	(212,714)	14,537
Contract liabilities	29,495	(13,802)
Other liabilities, current and long-term portion	5,584	11,949
Net cash (used in) provided by operating activities	$(86,371)	$131,518
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(46,506)	(21,840)
Capital expenditures	(63,346)	(83,191)
Proceeds from sales of property and equipment	19,946	4,630
Payments for other investments	(205)	(960)
Proceeds from other investments	425	—
Other investing activities, net	200	—
Net cash used in investing activities	$(89,486)	$(101,361)
Cash flows from financing activities:
Proceeds from credit facilities	918,000	773,500
Repayments of credit facilities	(911,188)	(855,083)
Payments of finance lease obligations	(37,047)	(41,600)
Repurchases of common stock	—	(13,791)
Payments to non-controlling interests, including acquisition of interests and distributions	(11,660)	—
Payments for stock-based awards	(13,107)	(3,996)
Other financing activities, net	1,560	(17,046)
Net cash used in financing activities	$(53,442)	$(158,016)
Effect of currency translation on cash	267	256
Net decrease in cash and cash equivalents	$(229,032)	$(127,603)
Cash and cash equivalents - beginning of period	$370,592	$360,736
Cash and cash equivalents - end of period	$141,560	$233,133

Supplemental cash flow information:
Interest paid	$59,444	$23,178
Income tax refunds, net of payments	$(939)	$(740)
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$22,633	$48,604

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
Basis of Presentation
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated balance sheet as of December 31, 2022 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 contained in the Company’s 2022 Annual Report on Form 10-K (the “2022 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. When appropriate, prior year amounts are reclassified to conform with the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these consolidated financial statements are adequate to make the information not misleading.
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
Management Estimates
    The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; uncertainty from potential recessionary effects; supply chain disruptions; climate-related matters; market, industry and regulatory factors, including permitting issues; global events, such as the ongoing military conflict in Ukraine; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.
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
General Economic, Market and Regulatory Conditions
The Company has experienced, and may continue to experience, direct and indirect negative effects on its business and operations from negative economic, market, and regulatory conditions, including rising interest rates, recent inflationary effects on fuel prices, labor and materials costs, supply chain disruptions, and uncertainty from potential recessionary effects that could negatively affect demand for future projects and/or delay existing project timing or cause increased project costs. The extent to which general economic, market and regulatory conditions could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, and, therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 47% and 58% of consolidated revenue for the three month periods ended March 31, 2023 and 2022, respectively.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment, and to a lesser extent, certain revenue in the Company’s Clean Energy and Infrastructure and Oil and Gas segments. Point in time revenue is recognized when the work order has been fulfilled, which for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 3% and 4% of consolidated revenue for the three month periods ended March 31, 2023 and 2022, respectively.

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers, operational and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the three month period ended March 31, 2023, excluding the effects on the Company’s results of operations of margin decreases for three projects within the Company’s Clean Energy and Infrastructure segment totaling approximately $8.5 million, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2022. For the three month period ended March 31, 2022, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2021. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods, for the three month period ended March 31, 2023 totaled a net decrease of approximately $9.6 million, and for the three month period ended March 31, 2022, totaled a net increase of approximately $11.9 million.
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The majority of the Company’s performance obligations are completed within one year.
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of March 31, 2023, the amount of the Company’s remaining performance obligations was $8.4 billion. Based on current expectations, the Company anticipates it will recognize approximately $5.7 billion of its remaining performance obligations as revenue during 2023, with the majority of the remaining balance expected to be recognized in 2024.
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
As of March 31, 2023 and December 31, 2022, the Company included approximately $285 million and $271 million, respectively, of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both March 31, 2023 and December 31, 2022, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments and include amounts related to recently acquired businesses. The Company actively engages with its customers to complete the final approval process and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Recent Accounting Pronouncements
The discussion below describes the effects of recent accounting pronouncements, as updated from the discussion in the Company’s 2022 Form 10-K.
Accounting Pronouncements Adopted in 2023
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) to improve consistency for revenue recognition in the post-acquisition period for acquired contracts as compared to contracts entered into subsequent to acquisition. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, rather than at fair value. ASU 2021-08, which the Company adopted in the first quarter of 2023, did not have a material effect on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) to improve the guidance for applying Topic 842, Leases, to arrangements between entities under common control. ASU 2023-01 improves current GAAP by clarifying the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The provisions of this ASU that apply to public companies include a requirement for entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the effects of this ASU, however, this ASU is not expected to have a material effect on the Company’s consolidated financial statements.
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
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net loss attributable to MasTec:
Net loss - basic and diluted (a)	$(80,540)	$(34,978)
Weighted average shares outstanding:
Weighted average shares outstanding - basic(b)	76,984	74,789
Dilutive common stock equivalents (c)	—	—
Weighted average shares outstanding - diluted	76,984	74,789
(a)Basic net income or loss is calculated as total net income or loss, less amounts attributable to non-controlling interests. Diluted net income or loss is calculated as total net income or loss, less amounts attributable to non-controlling interests, adjusted for the fair value gain or loss, if any, related to additional contingent payments to the former owners of an acquired business for which the contingency has been resolved as of the respective period. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net, for additional information.
(b)For the three month periods ended March 31, 2023 and 2022, basic shares include approximately 99,000 and 72,000 weighted average shares, respectively, related to additional contingent payments.
(c)Weighted average anti-dilutive common stock equivalents totaled approximately 1,330,000 and 1,321,000, for the three month periods ended March 31, 2023 and 2022, respectively. For the three month period ended March 31, 2023, weighted average anti-dilutive common stock equivalents related to additional contingent payments to the former owners of an acquired business were de minimis, and for the three month period ended March 31, 2022, such anti-dilutive common stock equivalents totaled 63,000.

Share repurchases. There were no share repurchases under the Company’s share repurchase programs for the three month period ended March 31, 2023. For the three month period ended March 31, 2022, the Company repurchased 187,978 shares of its common stock, the effect of which on the Company’s weighted average shares outstanding was minimal. See Note 11 - Equity for details of the Company’s share repurchase transactions.
Shares issued for acquisitions. In the fourth quarter of 2022, the Company issued approximately 2,758,000 shares of its common stock in conjunction with the October 2022 acquisition of Infrastructure and Energy Alternatives, Inc. (“IEA”). In the second quarter of 2022, the Company issued 133,000 shares in connection with the December 2021 acquisition of Henkels & McCoy Holdings, Inc., formerly known as Henkels & McCoy Group, Inc. (“HMG”). See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net for additional information.
Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the three month period ended March 31, 2023 (in millions):

	Communications	Clean Energy and Infrastructure	Oil and Gas	Power Delivery	Total Goodwill
Goodwill, gross, as of December 31, 2022	$606.1	$703.3	$582.2	$270.1	$2,161.7
Accumulated impairment loss (a)	—	—	(116.7)	—	(116.7)
Goodwill, net, as of December 31, 2022	$606.1	$703.3	$465.5	$270.1	$2,045.0
Additions from new business combinations	0.3	—	—	—	0.3
Measurement period adjustments (b)	—	19.4	0.9	—	20.3
Goodwill, net as of March 31, 2023	$606.4	$722.7	$466.4	$270.1	$2,065.6
(a)    Accumulated impairment losses include the effects of currency translation gains and/or losses.
(b)    Represents adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, for the three month period ended March 31, 2023 relate primarily to reductions in certain accounts receivable balances and increases in contingent liabilities, including for insurance and other matters.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names (a)	Other (b)	Total
Other intangible assets, gross, as of December 31, 2022	$1,089.4	$228.9	$86.6	$1,404.9
Accumulated amortization	(388.8)	(28.9)	(40.9)	(458.6)
Other intangible assets, net, as of December 31, 2022	$700.6	$200.0	$45.7	$946.3
Amortization expense	(34.8)	(5.0)	(2.1)	(41.9)
Other intangible assets, net, as of March 31, 2023	$665.8	$195.0	$43.6	$904.4
(a)Trade names includes approximately $34.5 million of non-amortizing trade names as of both March 31, 2023 and December 31, 2022.
(b)Consists principally of pre-qualifications and non-compete agreements.
Quarterly Assessment for Indicators of Impairment. During the first quarter of 2023, the Company performed a quarterly review for indicators of impairment, which considered its results for the three month period ended March 31, 2023, together with its expectations of future results, including consideration of the potential effects of shifts in timing for projects and macroeconomic factors. In conjunction with this quarterly review, management performed a quantitative assessment of the goodwill associated with one reporting unit within the Communications segment, one reporting unit within the Oil and Gas segment and one reporting unit within the Clean Energy and Infrastructure segment. Based on the results of these assessments, management determined that the estimated fair values of these reporting units substantially exceeded their carrying values as of March 31, 2023. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, changes in market conditions, including decreases in market activity levels and/or the effects of rising inflation, including on interest rates, could result in non-cash impairment charges to goodwill and indefinite-lived intangible assets in the future.
Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or strategic arrangements in order to deepen its market presence, broaden its geographic reach and expand its service offerings. In 2021, the Company initiated a significant transformation of its end-market business operations to focus on the nation’s transition to low-carbon energy sources and position the Company for expected future opportunities. This transformation has included significant business combination activity, including expansion of the Company’s scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, which activity has resulted in significant acquisition and integration costs, both in the Company’s existing and recently acquired operations. Acquisitions are funded with cash on hand, borrowings under the Company’s senior unsecured credit facility and other debt financing and, for certain recent acquisitions, with shares of the Company’s common stock, and are generally subject to customary purchase price adjustments.

2023 Acquisitions. For the three month period ended March 31, 2023, MasTec acquired certain of the assets of a telecommunications company specializing in wireless services that is included within the Company’s Communications segment, which acquisition was effective in January and has been accounted for as a business combination under ASC 805, “Business Combinations.” The aggregate purchase price for this entity was composed of approximately $45 million in cash, net of cash acquired. Determination of the estimated fair values of net assets acquired and consideration transferred for this acquisition was preliminary as of March 31, 2023; as a result, further adjustments to these estimates may occur.
2022 Acquisitions. During 2022, MasTec completed five acquisitions, which included all of the equity interests of the following: (i) within the Company’s Clean Energy and Infrastructure segment: IEA, a leading utility-scale infrastructure solutions provider in North America, with expertise in renewable energy and heavy civil projects, as well as rail and environmental remediation services, which acquisition was effective in October; and a company that specializes in the production of concrete and aggregate products, which acquisition was effective in August; (ii) within the Company’s Oil and Gas segment: an infrastructure construction company focusing on water, sewer and utility projects and with expertise in excavation and site work, which acquisition was effective in January; (iii) within the Company’s Communications segment: a telecommunications company specializing in wireline services, which acquisition was effective as of the end of May; and (iv) within the Company’s Power Delivery segment: a company specializing in the construction of overhead high voltage transmission lines, which acquisition was effective in July.
Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities and consideration transferred for certain of the Company’s 2022 acquisitions was preliminary as of March 31, 2023; as a result, further adjustments to such estimates may occur. The following table summarizes, as of March 31, 2023, the estimated fair values of consideration paid and net assets acquired, as adjusted, for the Company’s 2022 acquisitions (in millions):

Acquisition consideration:	IEA	All other	Total
Cash, net of cash acquired	$564.5	$48.4	$612.9
Shares transferred	173.7	—	173.7
Estimated fair value of warrants	10.3	—	10.3
Estimated fair value of contingent consideration	—	2.8	2.8
Total consideration	$748.5	$51.2	$799.7
Identifiable assets acquired and liabilities assumed:
Accounts receivable and contract assets	$584.9	$6.1	$591.0
Current assets	36.1	1.5	37.6
Property and equipment	213.0	30.2	243.2
Long-term assets, primarily operating lease right-of-use assets	36.9	0.1	37.0
Amortizing intangible assets	362.2	5.9	368.1
Accounts payable	(136.5)	(4.6)	(141.1)
Current liabilities, including current portion of operating lease liabilities	(435.8)	(2.7)	(438.5)
Long-term debt, including finance lease obligations	(330.8)	(0.2)	(331.0)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(131.4)	(0.2)	(131.6)
Total identifiable net assets	$198.6	$36.1	$234.7
Goodwill	549.9	15.1	565.0
Total net assets acquired, including goodwill	$748.5	$51.2	$799.7
Amortizing intangible assets related to the IEA acquisition are primarily composed of customer relationships, and to a lesser extent, trade names and backlog. Customer relationship and trade name intangible assets for IEA, in the aggregate, totaled approximately $321 million, which each had a weighted average life of approximately 14 years, based on IEA’s operational history and established relationships with, and the nature of, its customers, which are primarily in the renewable energy and specialty civil industries. Backlog intangible assets for IEA totaled approximately $42 million with a weighted average life of approximately 1 year, and are based on estimated cash flows expected to be derived from future work on acquired contracts with customers. The weighted average life of amortizing intangible assets in the aggregate for the IEA acquisition was 13 years. Amortizing intangible assets related to “All other” acquisitions, which are primarily composed of customer relationships, had an aggregate weighted average life of 9 years. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed.
The goodwill balances for each of the respective acquisitions represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce, management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec. Approximately $39 million of the goodwill balance related to the 2022 acquisitions is expected to be tax deductible as of March 31, 2023.
The shares of MasTec common stock included in consideration transferred for IEA in the table above consist of approximately 2.7 million shares, valued at approximately $174 million based on the market price of MasTec common stock on the date of closing. Total cash paid for acquisitions, net, includes approximately $44 million of cash acquired. The long-term debt assumed in the table above includes $300 million aggregate principal balance of 6.625% senior unsecured notes assumed in connection with the acquisition of IEA. See Note 7 - Debt for additional information.

Included in consideration transferred for IEA is the value of certain warrants that were originally issued by IEA, for which the remaining warrants outstanding as of December 31, 2022 had an estimated fair value of $3.1 million. Under the terms of the IEA merger agreement, holders of the IEA warrants became entitled to receive an amount in cash and shares of MasTec common stock upon the exercise of the IEA warrants. During the first quarter of 2023, the number of MasTec shares issued in connection with exercised IEA warrants was de minimis. The remaining warrants expired unexercised on March 26, 2023. For the three month period ended March 31, 2023, the Company recorded fair value gains totaling approximately $2.8 million, related primarily to the expired warrants, which amount is reflected in other income.
The contingent consideration included in the table above is composed of earn-out liabilities, which generally equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. The earn-out arrangements for the 2022 acquisitions are payable annually and have five-year terms, as set forth in the respective purchase agreements, and are valued at approximately $3 million in the aggregate. Earn-outs are recorded within other current and other long-term liabilities, as appropriate, in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of March 31, 2023, the range of remaining potential undiscounted earn-out liabilities for the 2022 acquisitions was estimated to be up to $4 million; however, there is no maximum payment amount. Current liabilities reflected in the table above include contingent liabilities for insurance and other matters.
HMG Additional Payments. The HMG purchase agreement, for which the subject acquisition was effective in December 2021, provides for certain additional payments to be made to the sellers if certain acquired receivables are collected by the Company (the “Additional Payments”). Pursuant to the terms of the purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. The estimated number of potential shares that could be issued related to such Additional Payments will be based on the amounts ultimately collected and the share price as defined within the purchase agreement. Changes in the estimated fair value of potential shares that could be issued, which result from changes in MasTec’s share price as compared with the share price as defined within the purchase agreement, are reflected within other income or expense, as appropriate. An Additional Payment of approximately $29.4 million was made in May 2022, which payment was composed of approximately $18 million in cash and 133,157 shares of MasTec common stock.
As of March 31, 2023 and December 31, 2022, the estimated fair value of remaining Additional Payments was approximately $39 million and $37 million, respectively, which amounts are included within other current liabilities in the consolidated balance sheet and include the effects of unrealized fair value gains or losses related to the contingent shares. The estimated number of shares that would be paid in connection with the remaining Additional Payment liability totaled approximately 170,000 shares as of both March 31, 2023 and December 31, 2022. For the three month period ended March 31, 2023, unrealized fair value measurement activity related to the contingent shares totaled losses of approximately $1.6 million. The amount of Additional Payments due to the sellers as of both March 31, 2023 and December 31, 2022 totaled approximately $21.8 million, of which the amount due in shares totaled approximately $9.3 million and $8.4 million, respectively, or 98,800 shares, for both periods. See Note 2 - Earnings Per Share for the effect of the above referenced shares on the Company’s earnings per share calculations.
Pro forma results. For the three month periods ended March 31, 2023 and 2022, unaudited supplemental pro forma revenue totaled approximately $2.6 billion and $2.3 billion, respectively, and unaudited supplemental pro forma net loss totaled approximately $83.2 million and $74.6 million, respectively. Supplemental pro forma information for the Company’s first quarter 2023 acquisition has not been presented for the pre-acquisition periods due to the impracticability of obtaining accurate or reliable historical financial information for the assets of the entity that were acquired.
Acquisition-related results. For the three month periods ended March 31, 2023 and 2022, the Company’s consolidated results of operations included acquisition-related revenue of approximately $400.6 million and $704.7 million, respectively. Acquisition-related revenue for the three month period ended March 31, 2023 included approximately $370.0 million for IEA, and for the three month period ended March 31, 2022 included approximately $548.1 million for HMG and INTREN in the aggregate. Acquisition-related net losses for the three month periods ended March 31, 2023 and 2022 totaled approximately $34.1 million and $4.3 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of acquired intangible assets and certain acquisition integration costs.
Acquisition and integration costs. The Company has incurred certain acquisition and integration costs in connection with its recent acquisitions, which costs are included within general and administrative expenses, costs of revenue, excluding depreciation and amortization, and other expense. Acquisition and integration costs include i) the costs of integrating acquired entities, such as: employee termination expenses, including employee compensation relating to the elimination of certain positions that were determined to be redundant, and other integration-type costs, including operating cost redundancies, facility consolidation expenses, lease termination expenses, losses on disposal of identified assets, system migration expenses, training and other integration costs, as well as ii) legal, professional and other fees associated with the consummation of these acquisitions, including fees paid in connection with certain transaction-related financing commitments, including, in the second half of 2022, bridge financing related to the IEA acquisition. The Company is currently in the process of integrating these acquisitions and expects to incur additional acquisition and integration expenses. For the three month period ended March 31, 2023, such acquisition and integration costs totaled approximately $17.1 million, of which $14.6 million and $2.5 million were included within general and administrative expenses and costs of revenue, excluding depreciation and amortization, respectively. Acquisition and integration costs for the three month period ended March 31, 2022 totaled approximately $13.6 million, which amount was included within general and administrative expenses. As of March 31, 2023 and December 31, 2022, approximately $1.9 million and $5.5 million, respectively, was included within current liabilities within the consolidated balance sheets related to such costs.
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
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for mandatorily redeemable non-controlling interests (together, “Earn-outs”), that are contingent upon the acquired business achieving certain levels of earnings in the future. As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company’s Earn-out liabilities totaled $125.4 million and $127.4 million, respectively, of which $12.3 million and $13.9 million, respectively, related to mandatorily redeemable non-controlling interests. Earn-out liabilities included within other current liabilities totaled approximately $36.0 million and $37.7 million as of March 31, 2023 and December 31, 2022, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which was 12.0% as of March 31, 2023, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of March 31, 2023, the range of potential undiscounted Earn-out liabilities was estimated to be between $36 million and $149 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. For the three month period ended March 31, 2023, there were no additions from new business combinations, and for the three month period ended March 31, 2022, additions from new business combinations totaled approximately $1.7 million. There were no measurement period adjustments for the three month period ended March 31, 2023, and for the three month period ended March 31, 2022, measurement period adjustments totaled a decrease of approximately $1.9 million and related primarily to the Company’s Oil and Gas segment. For the three month period ended March 31, 2023, fair value adjustments across multiple segments totaled a decrease, net of approximately $0.3 million, and for the three month period ended March 31, 2022, there were no fair value adjustments. Earn-out payments for the three month period ended March 31, 2023 totaled approximately $1.7 million and related to mandatorily redeemable non-controlling interests. There were no Earn-out payments for the three month period ended March 31, 2022.
Equity Investments
The Company’s equity investments as of March 31, 2023 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). As of March 31, 2023, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs, nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated. The carrying values of the Company’s VIEs totaled approximately $26 million and $24 million as of March 31, 2023 and December 31, 2022, respectively, which amounts are recorded within other long-term assets in the consolidated balance sheets, and management believes that the Company’s maximum exposure to loss for its VIEs, inclusive of additional financing commitments, approximated $37 million for both periods.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment, which is referred to as the “adjusted cost basis.” As of March 31, 2023 and December 31, 2022, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $307 million and $306 million, respectively. As of both March 31, 2023 and December 31, 2022, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $20 million. There were no impairments related to these investments in either of the three month periods ended March 31, 2023 or 2022.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $8.0 million and $7.4 million for the three month periods ended March 31, 2023 and 2022, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled $4.3 million and $3.1 million for the three month periods ended March 31, 2023 and 2022, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $114.3 million as of March 31, 2023. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $262 million and $263 million as of March 31, 2023 and December 31, 2022, respectively.

The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three month period ended March 31, 2023, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled losses of approximately $5.6 million, or $4.2 million, net of tax, and for the three month period ended March 31, 2022, unrecognized unrealized activity totaled gains of approximately $18.2 million, or $13.8 million, net of tax.
Other Investments. The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments. As of March 31, 2023 and December 31, 2022, the Company had an aggregate investment of approximately $22 million and $21 million, respectively, in these entities, including $18 million for FM Tech as of both periods. The Company made no equity contributions related to its investments in telecommunications entities for the three month period ended March 31, 2023, and made equity contributions totaling approximately $0.5 million for the three month period ended March 31, 2022. Equity in earnings, net, related to the Company’s proportionate share of income from these telecommunications entities totaled approximately $1.1 million for the three month period ended March 31, 2023, and for the three month period ended March 31, 2022, equity in losses, net, related to these entities totaled approximately $0.3 million.
Certain of these telecommunications entities provide services to MasTec. Expense recognized in connection with services provided by these entities totaled approximately $0.4 million and $1.0 million for the three month periods ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, related amounts payable to these entities totaled approximately $0.1 million and $0.2 million, respectively. In addition, the Company had an employee leasing arrangement with one of these entities and has advanced certain amounts to these entities. For the three month period ended March 31, 2023, employee lease expenses and advances to these entities were de minimis, and for the three month period ended March 31, 2022, there were no employee lease expenses or advances to these entities. As of both March 31, 2023 and December 31, 2022, receivables related to these arrangements totaled approximately $3.8 million.
The Company has 49% equity interests in certain entities included within its Communications and Power Delivery segments that are accounted for as equity method investments, for which its aggregate investment as of both March 31, 2023 and December 31, 2022 totaled approximately $3 million. For both the three month periods ended March 31, 2023 and 2022, equity in losses, net, related to these entities totaled approximately $0.1 million. Certain of these entities provide construction services to MasTec. Expense recognized in connection with construction services provided by these entities totaled approximately $0.3 million and $3.6 million for the three month periods ended March 31, 2023 and 2022, respectively. As of March 31, 2023, related amounts payable totaled approximately $0.1 million, and as of December 31, 2022, were de minimis. In addition, the Company has line of credit arrangements with these entities, which, as of March 31, 2023 and December 31, 2022, provide for up to $3.0 million and $4.5 million, respectively, of borrowing availability. There were no borrowings as of March 31, 2023, and as of December 31, 2022, $0.6 million was drawn, which amount was included within other current assets in the consolidated balance sheets.
The Company has a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer and VIE, which is accounted for as an equity method investment. As of March 31, 2023, a total of $2.1 million of the $2.5 million initial commitment had been funded, of which $0.2 million was funded during the three month period ended March 31, 2023. No amounts were funded for the three month period ended March 31, 2022. Equity in losses related to the Company’s proportionate share of income from this investment was $0.1 million and $0.2 million for the three month periods ended March 31, 2023 and 2022, respectively.
The Company also has certain equity investments in American Virtual Cloud Technologies, Inc. (“AVCT”), in which the Company has no active involvement. AVCT filed for bankruptcy in the first quarter of 2023, during which period the Company wrote-off its remaining $0.2 million investment.
Senior Notes
As of both March 31, 2023 and December 31, 2022, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600.0 million, and their estimated fair value totaled approximately $552.0 million and $534.0 million for the respective periods. As of March 31, 2023 and December 31, 2022, the gross carrying amount of the Company’s 6.625% senior notes due August 15, 2029 totaled $282.1 million and $281.2 million, respectively, which notes are composed of $225.1 million aggregate principal amount of 6.625%% IEA senior notes (the “6.625% IEA Senior Notes”) and $74.9 million aggregate principal amount of 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”), collectively, the “6.625% Senior Notes”). The estimated fair value of the 6.625% Senior Notes totaled approximately $268.5 million and $280.5 million as of March 31, 2023 and December 31, 2022, respectively. The estimated fair values of the Company’s 4.50% Senior Notes and 6.625% Senior Notes were determined based on an exit price approach using Level 1 inputs.

Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	March 31, 2023	December 31, 2022
Contract billings	$1,380.5	$1,408.1
Less allowance	(8.5)	(8.4)
Accounts receivable, net of allowance	$1,372.0	$1,399.7

Retainage	350.6	401.9
Unbilled receivables	1,419.0	1,328.0
Contract assets	$1,769.6	$1,729.9
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). For the three month period ended March 31, 2023, provisions for credit losses totaled $0.5 million, and for the three month period ended March 31, 2022, provisions for credit losses were de minimis. Impairment losses on contract assets were not material in either period.
Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $438.6 million and $406.2 million as of March 31, 2023 and December 31, 2022, respectively, of which deferred revenue comprised approximately $423.5 million and $390.3 million, respectively. For the three month period ended March 31, 2023, the Company recognized revenue of approximately $287.6 million related to amounts that were included in deferred revenue as of December 31, 2022, resulting primarily from the advancement of physical progress on the related projects during the period, including amounts from recently acquired businesses.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $3.8 million and $1.0 million for the three month periods ended March 31, 2023 and 2022, respectively.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	March 31, 2023	December 31, 2022
Land	$73.6	$73.5
Buildings and leasehold improvements	91.4	86.7
Machinery, equipment and vehicles	2,854.6	2,797.0
Office equipment, furniture and internal-use software	312.7	286.8
Construction in progress	45.0	67.4
Total property and equipment	$3,377.3	$3,311.4
Less accumulated depreciation and amortization	(1,646.7)	(1,557.3)
Property and equipment, net	$1,730.6	$1,754.1
As of March 31, 2023 and December 31, 2022, the gross amount of capitalized internal-use software totaled $202.4 million and $186.6 million, respectively, and, net of accumulated amortization, totaled $51.9 million and $39.9 million, respectively.

Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	March 31, 2023	December 31, 2022
Senior credit facility:	November 1, 2026
Revolving loans		$905.0	$896.0
Term loan		347.8	350.0
4.50% Senior Notes	August 15, 2028	600.0	600.0
6.625% Senior Notes	August 15, 2029	282.1	281.2
2022 Term Loan Facility	October 7, 2025 and October 7, 2027	700.0	700.0
Finance lease and other obligations		393.9	414.5
Total debt obligations		$3,228.8	$3,241.7
Less unamortized deferred financing costs		(16.6)	(17.6)
Total debt, net of deferred financing costs		$3,212.2	$3,224.1
Current portion of long-term debt		166.7	171.9
Long-term debt		$3,045.5	$3,052.2
Senior Credit Facility
As of March 31, 2023, the Company’s senior unsecured credit facility (the “Credit Facility”) had aggregate borrowing commitments totaling approximately $2.25 billion, which amount is composed of $1.9 billion of revolving commitments and a term loan with an original principal amount of $350 million (the “Term Loan”). The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million, which quarterly installments increase to approximately $4.4 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments. As of March 31, 2023 and December 31, 2022, the fair values of the Credit Facility and Term Loan, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated their carrying values.
Revolving loans accrued interest at weighted average rates of approximately 6.45% and 5.82% per annum as of March 31, 2023 and December 31, 2022, respectively. The Term Loan accrued interest at rates of 6.53% and 5.80% as of March 31, 2023 and December 31, 2022, respectively. Letters of credit of approximately $145.7 million and $143.1 million were issued as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, letter of credit fees accrued at 0.6875% and 0.5625%, respectively, per annum for performance standby letters of credit, and accrued at 1.625% and 1.375%, respectively, per annum for financial standby letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of March 31, 2023 and December 31, 2022, availability for revolving loans totaled $849.3 million and $860.9 million, respectively, or up to $504.3 million and $506.9 million, respectively, for new letters of credit. As of both March 31, 2023 and December 31, 2022, there were no borrowings denominated in foreign currencies. Revolving loan borrowing capacity included $300.0 million of availability in either Canadian dollars or Mexican pesos as of both March 31, 2023 and December 31, 2022. The unused facility fee as of March 31, 2023 and December 31, 2022 accrued at a rate of 0.225% and 0.200%, respectively, per annum.
Other Credit Facilities
The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. As of March 31, 2023, outstanding borrowings under the Company’s other credit facilities totaled $2.6 million, which accrued interest at a weighted average rate of 7.45%. There were no outstanding borrowings under the Company’s other credit facilities as of December 31, 2022. Additionally, the Company has a separate credit facility, under which it may issue performance standby letters of credit.  As of March 31, 2023 and December 31, 2022, letters of credit issued under this facility totaled $17.2 million and $23.6 million, respectively, which accrued fees at 0.90% and 0.75%, respectively, per annum.
2022 Term Loan Facility
As of March 31, 2023, the Company has $700.0 million of additional unsecured term loans entered into in connection with the acquisition of IEA, composed of a three-year term loan of $400.0 million in principal amount (the “Three-Year Tranche”) maturing on October 7, 2025, and a five-year term loan of $300.0 million in principal amount (the “Five-Year Tranche”) maturing on October 7, 2027 (together, the “2022 Term Loan Facility”). The Three-Year Tranche is not subject to amortization. The Five-Year Tranche is subject to amortization in quarterly principal installments of approximately $3.75 million commencing on March 31, 2024, which will increase to $7.5 million on March 31, 2026 until maturity, subject to the application of certain prepayments. As of March 31, 2023, the Three and Five-Year Tranches accrued interest at rates of 6.308% and 6.433%, respectively, and as of December 31, 2022, the Three- and Five-Year Tranches accrued interest at rates of 5.692% and 5.817%, respectively. As of March 31, 2023 and December 31, 2022, the fair value of the 2022 Term Loan Facility, as estimated based on an income approach, utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.

Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both March 31, 2023 and December 31, 2022.
Additional Information
As of March 31, 2023 and December 31, 2022, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $14.3 million and $24.8 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 - Debt in the Company’s 2022 Form 10-K.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. As of March 31, 2023, the Company’s leases have remaining lease terms of up to sixteen years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of March 31, 2023 and December 31, 2022 totaled $715.7 million and $720.1 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $512.4 million and $535.3 million as of March 31, 2023 and December 31, 2022, respectively. Depreciation expense associated with finance leases totaled $28.0 million and $20.3 million for the three month periods ended March 31, 2023 and 2022, respectively.
Operating Leases
Operating lease additions for the three month periods ended March 31, 2023 and 2022 totaled $26.3 million and $26.9 million, respectively. For the three month periods ended March 31, 2023 and 2022, rent expense for leases that have terms in excess of one year totaled approximately $35.2 million and $34.0 million, respectively, of which $4.0 million and $3.0 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $111.1 million and $74.3 million for the three month periods ended March 31, 2023 and 2022, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of March 31, 2023 were as follows (in millions):

	Finance Leases	Operating Leases
2023, remaining nine months	$125.3	$78.4
2024	127.5	85.3
2025	90.9	59.4
2026	33.9	40.7
2027	4.0	18.7
Thereafter	0.5	32.1
Total minimum lease payments	$382.1	$314.6
Less amounts representing interest	(17.2)	(27.7)
Total lease obligations, net of interest	$364.9	$286.9
Less current portion	148.8	96.8
Long-term portion of lease obligations, net of interest	$216.1	$190.1
As of March 31, 2023, finance leases had a weighted average remaining lease term of 2.7 years and a weighted average discount rate of 4.1%, and non-cancelable operating leases had a weighted average remaining lease term of 4.4 years and a weighted average discount rate of 3.8%.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of March 31, 2023, there were approximately 2,762,000 shares available for future grant. Non-cash stock-based compensation expense under all plans totaled $8.5 million and $6.3 million for the three month periods ended March 31, 2023 and 2022, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $10.2 million and $2.2 million for the three month periods ended March 31, 2023 and 2022, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $8.8 million and $0.9 million, respectively.

Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of March 31, 2023, total unearned compensation related to restricted shares was approximately $66.5 million, which amount is expected to be recognized over a weighted average period of approximately 2.2 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled $77.3 million and $19.0 million for the three month periods ended March 31, 2023 and 2022, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2022	2,049,280	$52.33
Granted	194,906	96.17
Vested	(844,483)	27.18
Canceled/forfeited	(21,223)	37.24
Non-vested restricted shares, as of March 31, 2023	1,378,480	$74.18
(a)    Includes 1,000 and 2,150 restricted stock units as of March 31, 2023 and December 31, 2022, respectively.
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
For the three month periods ended March 31, 2023 and 2022, 21,299 shares and 24,737 shares, respectively, were purchased by participants under the Company’s ESPPs for $1.7 million and $1.9 million, respectively, and were satisfied with shares reacquired by the Company on the open market. Compensation expense associated with the Company’s ESPPs totaled approximately $0.3 million for both the three month periods ended March 31, 2023 and 2022.
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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended March 31:
2023	6,806	7,581	$21.8	$13.4	$35.2
2022	6,601	6,672	$17.0	$13.2	$30.2
The fluctuations in the number of employees covered under multiemployer plans and associated contributions in the table above related primarily to the timing of activity for the Company’s union resource-based projects, as well as the effects of the Company’s recent acquisitions. For the three month period ended March 31, 2023, multiemployer plan activity was driven primarily by project work within the Company’s Power Delivery operations and acquisition-related project work within the Company’s Clean Energy and Infrastructure operations, whereas for the three month period ended March 31, 2022, activity was driven primarily by acquisition-related project work within the Company’s Power Delivery operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The Company’s share repurchase programs do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. There were no share repurchases under the

Company’s share repurchase programs for the three month period ended March 31, 2023. For the three month period ended March 31, 2022, the Company repurchased 0.2 million shares of its common stock for an aggregate purchase price of approximately $13.8 million, of which 0.1 million shares were repurchased for $8.6 million under the Company’s December 2018 $100 million share repurchase program, which completed the program. The remaining 0.1 million shares were repurchased for $5.2 million under the Company’s March 2020 $150 million share repurchase program. As of March 31, 2023, $77.3 million was available for future share repurchases under the Company’s March 2020 share repurchase program.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, for the three month periods ended March 31, 2023 and 2022 relates primarily to the Company’s operations in Canada and Mexico. Unrealized investment activity for the three month periods ended March 31, 2023 and 2022 relates to unrealized fair value gains or losses associated with the Waha JV interest rate swaps. See Note 4 - Fair Value of Financial Instruments for additional information.
Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended March 31, 2023 and 2022, the Company’s consolidated effective tax rates were 35.7% and 27.3%, respectively. The Company’s effective tax rate for the three month period ended March 31, 2023 included the effects of a net tax benefit of approximately $8.8 million related to the vesting of share-based payment awards and an increase in non-deductible expenses, and for the three month period ended March 31, 2022, included a net benefit of approximately $0.9 million related to the vesting of share-based payment awards.
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

	For the Three Months Ended March 31,
Revenue:	2023	2022
Communications (a)	$806.6	$664.2
Clean Energy and Infrastructure	824.9	435.9
Oil and Gas	256.5	211.0
Power Delivery	709.4	650.5
Other	—	—
Eliminations	(12.7)	(7.2)
Consolidated revenue	$2,584.7	$1,954.4
(a)    Revenue generated primarily by utilities customers represented 23.7% and 25.6% of Communications segment revenue for the three month periods ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended March 31,
EBITDA:	2023	2022
Communications	$52.8	$40.3
Clean Energy and Infrastructure	5.3	10.9
Oil and Gas	14.5	21.5
Power Delivery	47.4	46.1
Other	7.1	6.9
Segment EBITDA	$127.1	$125.7
For the three month period ended March 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $8.9 million, $5.2 million and $1.7 million, respectively, of acquisition and integration costs related to the Company’s recent acquisitions, and Corporate EBITDA included $1.3 million of such costs. For the three month period ended March 31, 2022, Communications, Oil and Gas and Power Delivery EBITDA included $0.8 million, $2.0 million and $7.0 million, respectively, of such acquisition and integration costs, and Corporate EBITDA included $3.8 million.

	For the Three Months Ended March 31,
EBITDA Reconciliation:	2023	2022
Loss before income taxes	$(125.3)	$(48.1)
Plus:
Interest expense, net	52.7	16.0
Depreciation	107.2	85.2
Amortization	41.9	25.6
Corporate EBITDA	50.5	47.0
Segment EBITDA	$127.1	$125.7

	For the Three Months Ended March 31,
Depreciation and Amortization:	2023	2022
Communications	$34.6	$29.0
Clean Energy and Infrastructure	38.4	11.4
Oil and Gas	34.3	31.6
Power Delivery	39.3	35.7
Other	0.0	0.0
Corporate	2.6	3.1
Consolidated depreciation and amortization	$149.2	$110.8

Assets:	March 31, 2023	December 31, 2022
Communications	$2,504.6	$2,378.6
Clean Energy and Infrastructure	2,665.2	2,979.9
Oil and Gas	1,567.0	1,544.2
Power Delivery	1,901.2	1,967.9
Other	295.4	297.3
Corporate	121.9	125.4
Consolidated assets	$9,055.3	$9,293.3
Foreign Operations and Other. MasTec operates primarily in the United States and Canada, and, to a far lesser extent, in Mexico, the Caribbean and India. Revenue derived from U.S. operations totaled $2.6 billion and $1.9 billion for the three month periods ended March 31, 2023 and 2022, respectively. Revenue derived from foreign operations totaled $27.5 million and $24.5 million for the three month periods ended March 31, 2023 and 2022, respectively, which revenue was derived primarily from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $1.7 billion as of both March 31, 2023 and December 31, 2022, and for the Company’s businesses in foreign countries, totaled $20.3 million and $21.0 million, for the respective periods. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $2.9 billion and $3.0 billion as of March 31, 2023 and December 31, 2022, respectively, and for the Company’s businesses in foreign countries, totaled approximately $35.1 million and $35.5 million, respectively. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of both March 31, 2023 and December 31, 2022, amounts due from customers from which foreign revenue was derived accounted for approximately 1% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. Revenue from governmental entities for the three month periods ended March 31, 2023 and 2022 totaled approximately 8% and 6%, respectively, of total revenue, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
No customer represented greater than 10% of the Company’s total consolidated revenue in either of the three month periods ended March 31, 2023 and 2022.
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
Acquired Legacy Solar Matter. On April 28, 2023, a jury found IEA and its subsidiary, IEA Constructors, LLC ("IEAC"), liable to plaintiffs H&L Farms LLC, Shaun Harris and Amie Harris following a trial in the U.S. District Court for the Middle District of Georgia, Columbus Division (the “Court”), against the IEA entities, IEAC’s customer, Silicon Ranch Corporation, the owner of a solar farm project (“SRC”), and engineering firm Westwood Professional Services, Inc. The suit, filed in August 2021, arose out of a project that commenced in 2021 involving the construction by IEAC of a solar farm for SRC. The project was being constructed on SRC’s property located adjacent to a 1,400 acre tract of land owned by the plaintiffs, purchased by the plaintiffs in March 2021 for approximately $3.3 million, which tract contained a 21 acre lake.
The plaintiffs brought various causes of action under Georgia law, including trespass, nuisance and negligence, arising out of the defendants’ alleged failure to exercise appropriate efforts required by Georgia law to prevent and remediate soil erosion and sedimentary run-off that flowed from SRC’s property into the plaintiffs’ lake. Following trial, the jury awarded compensatory damages of $4.5 million for emotional distress/loss of enjoyment for each of Mr. and Mrs. Harris, and another $1.5 million in remediation costs, which damages were apportioned 30% to SRC and 70% to IEA and IEAC. The jury also awarded $25 million in punitive damages against SRC and $50 million in punitive damages against each of IEA and IEAC. The Court entered judgment on the verdict on May 3, 2023. Injunctive relief is also expected to be awarded to expedite the continued lake clean-up efforts under threat of further sanction by the Court.
IEA and IEAC believe that the compensatory damages awards are excessive and the punitive damages are both excessive and unwarranted as a matter of law because, among other reasons, the plaintiffs purchased the 1,400 acres of land for $3.3 million in March 2021 and the lake was only 21 acres; IEA has expended significant sums trying to prevent the soil erosion; and Georgia’s statutory cap on punitive damages of $250,000 per plaintiff should have been applied. IEA and IEAC intend to seek an entirely new trial, a reduction or elimination of the damages awards and, if necessary, an appeal of the result of the trial to the Court of Appeals for the 11th Circuit. IEAC’s insurance carrier has agreed to tender the limit of its policy of $10 million.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2023 and December 31, 2022, there were $162.9 million and $166.7 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of March 31, 2023 or December 31, 2022.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2023 and December 31, 2022, outstanding performance and payment bonds approximated $5,374.0 million and $4,855.5 million, respectively, and estimated costs to complete projects secured by these bonds totaled $1,942.2 million and $1,739.9 million, respectively. Included in these balances as of March 31, 2023 and December 31, 2022 are $254.5 million and $115.8 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests ranging from 25% to 50% in four civil construction projects. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of March 31, 2023, the Company was not aware of material future claims against it in connection with these arrangements. For the three month period ended March 31, 2023, the Company provided $0.3 million of project-related financing to its contractual joint ventures, which amount was outstanding as of March 31, 2023. Included in the Company’s cash balances as of March 31, 2023 and December 31, 2022 are amounts held by entities that are proportionately consolidated totaling $16.7 million and $25.7 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance companies, which reimburse claims up to the applicable insurance limits. Cash balances held by the Company’s captive insurance companies, which totaled approximately $0.9 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively, are generally not available for use in the Company’s other operations.
As of March 31, 2023 and December 31, 2022, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $190.1 million and $176.7 million, respectively, of which $118.8 million and $109.3 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.3 million and $4.1 million as of March 31, 2023 and December 31, 2022, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $95.6 million as of both March 31, 2023 and December 31, 2022. Outstanding surety bonds related to self-insurance programs amounted to $110.9 million as of both March 31, 2023 and December 31, 2022.
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
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of March 31, 2023, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans. In connection with the IEA acquisition, the Company assumed a multiemployer pension plan withdrawal liability, under which IEA is obligated to make monthly payments of approximately $10,000. As of both March 31, 2023 and December 31, 2022, the remaining obligation approximated $1.9 million.

Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of both March 31, 2023 and December 31, 2022, the Company had accrued project close-out liabilities of approximately $40 million. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company had approximately 995 customers for the three month period ended March 31, 2023. No customer represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue, as of either March 31, 2023 or December 31, 2022. For the three month periods ended March 31, 2023 and 2022, the Company derived approximately 39% and 42%, respectively, of its revenue from its top ten customers.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing, business development and administrative activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended March 31, 2023 and 2022, such payments to related party entities totaled approximately $16.1 million and $6.8 million, respectively. Payables associated with such arrangements totaled approximately $3.9 million and $2.6 million as of March 31, 2023 and December 31, 2022, respectively. Revenue from such related party arrangements totaled approximately $2.2 million and $3.8 million for the three month periods ended March 31, 2023 and 2022, respectively, and related amounts receivable totaled approximately $3.5 million and $3.2 million as of March 31, 2023 and December 31, 2022, respectively.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. MasTec paid CCI $1.0 million for both the three month periods ended March 31, 2023 and 2022. Amounts payable to CCI totaled approximately $0.1 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For the three month periods ended March 31, 2023 and 2022, MasTec paid approximately $0.7 million and $0.6 million, respectively, related to this leasing arrangement.
MasTec has performed construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Services provided by MasTec have included the construction of a soccer facility and stadium as well as wireless infrastructure services. For the three month period ended March 31, 2023, MasTec charged approximately $0.1 million under these arrangements, which amount was outstanding as of March 31, 2023. Payments for other expenses related to the Franchise for the three month periods ended March 31, 2023 and 2022 totaled approximately $0.4 million and $0.1 million, respectively.
MasTec has a subcontracting arrangement to perform construction services for an entity, of which José R. Mas acquired a minority interest, and of which a member of management of a MasTec subsidiary owns the remaining interest. For the three month periods ended March 31, 2023 and 2022, revenue recognized by MasTec under this arrangement totaled approximately $41.8 million and $28.8 million, respectively, and as of March 31, 2023 and December 31, 2022, related amounts receivable totaled approximately $54.2 million and $42.0 million, respectively. MasTec pays a management fee to this entity in connection with the subcontracting arrangement, under which MasTec incurred approximately $0.5 million and $0.2 million for the three month periods ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, related amounts receivable totaled approximately $0.2 million and $0.3 million, respectively.
During the fourth quarter of 2022, Jorge Mas and José R. Mas sold their majority interest in a company which is a MasTec customer and to which MasTec previously leased employees and provided satellite communication services. For the three month period ended March 31, 2022, charges under the prior arrangements totaled approximately $0.3 million. As of both March 31, 2023 and December 31, 2022, related amounts receivable were de minimis.
From time to time, the Company advances amounts to the former owners of acquired businesses. Such advances totaled approximately $0.1 million and $1.3 million, respectively, for the three month periods ended March 31, 2023 and 2022, and amounts receivable for such advances totaled approximately $2.1 million and $2.0 million as of March 31, 2023 and December 31, 2022, respectively. In addition, the Company has a subcontracting arrangement with an entity in which it has a 25% interest. The Company’s interest in this entity is accounted for as an equity method investment. For the three month period ended March 31, 2023, the Company made no equity contributions to this entity, and for the three month period ended March 31, 2022, equity contributions totaled approximately $0.5 million. As of both March 31, 2023 and December 31, 2022, the Company’s net investment in this entity was a liability of approximately $0.2 million, which net amount included approximately $2.3 million of accounts receivable, net, less deferred revenue, related to the subcontracting arrangement for both periods. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. Income recognized in connection with these arrangements totaled approximately $0.2 million for both the three month periods ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, related amounts receivable totaled $0.2 million and $0.4 million, respectively.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment. In the first quarter of 2023, the Company acquired the remaining 15% equity interests of the non-controlling interests in one of these entities from two members of subsidiary management for $10.0 million in cash, plus 120,000 shares of MasTec common stock, valued at approximately $11.6 million.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for the other of which José R. Mas is a trustee. There were no payments in connection with these agreements in either of the three month periods ended March 31, 2023 or 2022, and life insurance assets associated with these agreements totaled approximately $25.8 million as of both March 31, 2023 and December 31, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our business and industry and the assumptions upon which these statements are based. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions, dispositions or other strategic arrangements. Words such as “anticipates,” “expects,” “intends,” “will,” “could,” “would,” “should,” “may,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “targets” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additionally, many of these risks and uncertainties could be amplified by the potential effects of general economic conditions, including inflation, market uncertainty, potential recessionary concerns and rising interest rates.
These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in our 2022 Annual Report on Form 10-K (“2022 Form 10-K”), including those described under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors,” as updated by Item 1A, “Risk Factors” in this report and other filings we make with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three month periods ended March 31, 2023 and 2022. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2022 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
General Economic, Market and Regulatory Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from economic, market and regulatory conditions, including rising interest rates, recent inflationary effects on fuel prices, labor and materials costs, supply chain disruptions and uncertainty from potential recessionary effects that could adversely affect demand for future projects, delay existing project timing and/or cause increased project costs. We expect the remainder of 2023 to continue to be a dynamic macroeconomic environment, with elevated market interest rates and levels of cost inflation, as well as recession concerns, any or all of which could adversely affect our costs and customer demand. These conditions could affect the cost of capital of both us and our customers, as well as our customers’ plans for capital investments and ongoing maintenance expenditures, which could negatively affect demand for our services. The extent to which general economic, market and regulatory conditions could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that we may neither be able to accurately predict nor quantify with specificity.
We believe that our financial position, cash flows and operational strengths will enable us to manage the current uncertainties resulting from general economic, market and regulatory conditions. We carefully manage our liquidity and monitor any potential effects from changing economic, market and regulatory conditions on our financial results, cash flows and/or working capital and will take appropriate actions in efforts to mitigate any impacts.
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: power delivery services, including transmission, distribution, environmental planning and compliance; wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline distribution infrastructure, including natural gas, carbon capture sequestration, water and pipeline integrity services; heavy civil; industrial infrastructure; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended March 31, 2023, we had an average of approximately 790 locations and 31,000 employees, respectively, and as of March 31, 2023, we had approximately 830 locations and 33,000 employees, respectively. We offer our services under the MasTec® and other service marks. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past several years.
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

Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 62% of our estimated March 31, 2023 backlog in 2023. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	March 31, 2023	December 31, 2022	March 31, 2022
Communications	$5,602	$5,303	$4,920
Clean Energy and Infrastructure	3,546	3,227	1,693
Oil and Gas	2,013	1,740	1,382
Power Delivery	2,731	2,709	2,650
Other	—	—	—
Estimated 18-month backlog	$13,892	$12,979	$10,645
As of March 31, 2023, 56% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from economic or other conditions, including supply chain disruptions, inflationary effects, potential market or recessionary uncertainty, permitting delays, climate-related matters, political unrest, such as the ongoing military conflict in Ukraine, effects of public health matters and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of March 31, 2023, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $7.7 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $2.3 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2023 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $2.9 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
Economic, Industry and Market Factors
We closely monitor the effects of changes in economic, industry and market conditions on our customers, including the potential effects of inflation, recessionary and/or market concerns, regulatory and climate-related matters. Changes in general economic and market conditions can affect demand for our customers’ products and services, which can increase or decrease our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, or the cost to provide such services, including (i) changes to our customers’ capital spending plans, including any potential effects from inflation, rising interest rates, recessionary and/or market concerns, supply chain issues and/or public health matters; (ii) new or changing regulatory requirements, governmental policy changes, and/or customer or industry initiatives, including with respect to climate change, environmental or sustainability matters and/or from changes in governmental permitting; (iii) economic, political or other market developments or uncertainty, including access to capital for customers in the industries we serve and/or the ongoing military conflict in Ukraine; (iv) changes in technology, tax and other incentives; and (v) mergers, acquisitions or other business transactions among the customers we serve.
Changes in demand for, and fluctuations in market prices for, oil, gas and other energy sources can affect demand for our services. In particular, such changes can affect the level of activity in energy generation projects, including from renewable energy sources, as well as pipeline construction and carbon capture projects. The availability of transportation and transmission capacity can also affect demand for our services, including energy generation, electric grid and pipeline construction projects. These factors, as well as the highly competitive nature of our industry, can result in changes in levels of activity, project mix, and/or the profitability of the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. Market developments, including rising fuel, labor and materials costs, have had, and could continue to have, a negative effect on our profitability, to the extent that we have not been, and in the future are not able, to pass these costs through to our customers. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors could have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.

Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations are cyclical and can be subject to seasonal and other variations. For additional information regarding the effects of seasonality and the cyclical nature of our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Form 10-K.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Form 10-K. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three month period ended March 31, 2023, there were no material changes in our critical accounting estimates or policies.
For details of our first quarter 2023 quarterly review for indicators of impairment, refer to Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net, in the notes to the consolidated financial statements, which is incorporated by reference.
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

	For the Three Months Ended March 31,
	2023		2022
Revenue	$2,584.7	100.0%	$1,954.4	100.0%
Costs of revenue, excluding depreciation and amortization	2,359.5	91.3%	1,733.3	88.7%
Depreciation	107.2	4.1%	85.2	4.4%
Amortization of intangible assets	41.9	1.6%	25.6	1.3%
General and administrative expenses	163.9	6.3%	145.4	7.4%
Interest expense, net	52.7	2.0%	16.0	0.8%
Equity in earnings of unconsolidated affiliates, net	(9.2)	(0.4)%	(6.8)	(0.3)%
Other (income) expense, net	(6.2)	(0.2)%	3.8	0.2%
Loss before income taxes	$(125.3)	(4.8)%	$(48.1)	(2.5)%
Benefit from income taxes	44.7	1.7%	13.1	0.7%
Net loss	$(80.5)	(3.1)%	$(35.0)	(1.8)%
Net (loss) income attributable to non-controlling interests	(0.0)	(0.0)%	0.0	0.0%
Net loss attributable to MasTec, Inc.	$(80.5)	(3.1)%	$(35.0)	(1.8)%

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

	Revenue		EBITDA and EBITDA Margin
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
Segment:	2023	2022	2023 (a)		2022 (a)
Communications	$806.6	$664.2	$52.8	6.5%	$40.3	6.1%
Clean Energy and Infrastructure	824.9	435.9	5.3	0.6%	10.9	2.5%
Oil and Gas	256.5	211.0	14.5	5.7%	21.5	10.2%
Power Delivery	709.4	650.5	47.4	6.7%	46.1	7.1%
Other	—	—	7.1	NM	6.9	NM
Eliminations	(12.7)	(7.2)	—	—	—	—
Segment Total	$2,584.7	$1,954.4	$127.1	4.9%	$125.7	6.4%
Corporate	—	—	(50.5)	—	(47.0)	—
Consolidated Total	$2,584.7	$1,954.4	$76.6	3.0%	$78.7	4.0%
NM - Percentage is not meaningful
(a)     For the three month period ended March 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $8.9 million, $5.2 million and $1.7 million, respectively, of acquisition and integration costs related to our recent acquisitions, and Corporate EBITDA included $1.3 million of such costs. For the three month period ended March 31, 2022, Communications, Oil and Gas and Power Delivery EBITDA included $0.8 million, $2.0 million and $7.0 million, respectively, of such acquisition and integration costs, and Corporate EBITDA included $3.8 million.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenue. For the three month period ended March 31, 2023, consolidated revenue totaled $2,585 million as compared with $1,954 million for the same period in 2022, an increase of $630 million, or 32%. Revenue increased in our Clean Energy and Infrastructure segment by $389 million, or 89%, in our Communications segment by $142 million, or 21%, in our Power Delivery segment by $59 million, or 9%, and in our Oil and Gas segment by $46 million, or 22%. Acquisitions contributed $401 million of increased revenue for the three month period ended March 31, 2023, whereas organic revenue increased by approximately $230 million, or 12%, as compared with the same period in 2022.
Communications Segment. Communications revenue was $807 million for the three month period ended March 31, 2023 as compared with $664 million for the same period in 2022, an increase of $142 million, or 21%. Acquisitions contributed $19 million of revenue for the three month period ended March 31, 2023, and organic revenue increased by approximately $124 million, or 19%, as compared with the same period in 2022. The increase in organic revenue was driven primarily by higher levels of wireless and wireline project activity.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $825 million for the three month period ended March 31, 2023 as compared with $436 million for the same period in 2022, an increase of $389 million, or 89%. Acquisitions contributed $374 million of revenue for the three month period ended March 31, 2023, and organic revenue increased by approximately $16 million, or 4%, as compared with the same period in 2022, due primarily to higher levels of renewable project activity.
Oil and Gas Segment. Oil and Gas revenue was $257 million for the three month period ended March 31, 2023, as compared with $211 million for the same period in 2022, an increase of $46 million, or 22%, primarily due to higher levels of project activity, including midstream pipeline and pipeline integrity project work, offset, in part, by a decrease in large diameter project activity.
Power Delivery Segment. Power Delivery revenue was $709 million for the three month period ended March 31, 2023, as compared with $651 million for the same period in 2022, an increase of $59 million, or 9%. For the three month period ended March 31, 2023, acquisitions contributed $8 million of revenue, and organic revenue increased by approximately $51 million, or 8%, as compared with the same period in 2022, primarily due to higher levels of project activity, including for transmission-related project work.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $626 million, or 36%, to $2,359 million for the three month period ended March 31, 2023 from $1,733 million for the same period in 2022. Higher levels of revenue contributed an increase of $559 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $67 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 260 basis points, from 88.7% of revenue for the three month period ended March 31, 2022 to 91.3% of revenue for the same period in 2023. The basis point increase was primarily due to a combination of project inefficiencies, primarily within our Clean Energy and Infrastructure, Power Delivery and Oil and Gas segments, as well as the effects of inflation on labor, fuel and materials costs across our businesses, certain acquisition and integration costs and project mix, offset, in part, by improved efficiencies within our Communications segment and the effects of certain project close-outs.

Depreciation. Depreciation was $107 million, or 4.1% of revenue, for the three month period ended March 31, 2023, as compared with $85 million, or 4.4% of revenue, for the same period in 2022, an increase of approximately $22 million, or 26%. Acquisitions contributed $14 million of depreciation for the three month period ended March 31, 2023, and organic depreciation increased by $8 million, or 10%, due primarily to capital expenditures in 2022 in support of certain prior year growth initiatives and to address prior year supply chain disruption concerns. As a percentage of revenue, depreciation decreased by approximately 20 basis points, due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $42 million, or 1.6% of revenue, for the three month period ended March 31, 2023, as compared with $26 million, or 1.3% of revenue, for the same period in 2022, an increase of $16 million, or 64%. Acquisitions contributed approximately $15 million of amortization for the three month period ended March 31, 2023, and organic amortization increased by approximately $2 million, or 7%, due primarily to timing of amortization of intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 30 basis points.
General and administrative expenses. General and administrative expenses totaled $164 million, or 6.3% of revenue, for the three month period ended March 31, 2023 as compared with $145 million, or 7.4% of revenue, for the same period in 2022, for an increase of $19 million, or 13%. Acquisitions, including certain acquisition and integration costs, contributed $33 million of general and administrative expenses for the three month period ended March 31, 2023, whereas organic general and administrative expenses decreased by approximately $14 million, or 10%, as compared with the same period in the prior year, primarily due to a reduction in compensation expense and an increase in gains on sales of assets, net. Total acquisition and integration costs included within general and administrative expenses increased from $14 million for the three month period ended March 31, 2022 to $15 million for the same period in 2023. Overall, general and administrative expenses decreased by approximately 110 basis points as a percentage of revenue for the three month period ended March 31, 2023 as compared with the same period in 2022, due, in part, to higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was approximately $53 million, or approximately 2.0% of revenue, for the three month period ended March 31, 2023, as compared with approximately $16 million, or 0.8% of revenue, for the same period in 2022, an increase of $37 million, or approximately 228%. The increase in interest expense, net, resulted primarily from credit facility activity and term loans, which increased by approximately $27 million due to higher average balances, including from indebtedness incurred in connection with acquisition activity, including $700 million of additional unsecured term loans entered into in connection with the acquisition of Infrastructure and Energy Alternatives, Inc. (“IEA”) in the fourth quarter of 2022, as well as higher average interest rates on our floating rate debt as compared with the same period in 2022. In addition, interest expense from senior notes increased by $5 million due to the assumption, exchange and issuance of $300 million aggregate principal amount of 6.625% senior notes in connection with the IEA acquisition. See Financial Condition, Liquidity and Capital Resources discussion below for details of our debt instruments. In addition, interest expense from accounts receivable financing arrangements increased by approximately $3 million due primarily to higher average interest rates, and, to a lesser extent, to higher average balances.
Equity in earnings of unconsolidated affiliates, net. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month periods ended March 31, 2023 and 2022, equity in earnings from unconsolidated affiliates, net, totaled approximately $9 million and $7 million, respectively, and related primarily to our investments in the Waha JVs, and, to a lesser extent, equity in earnings, net, from our investments in certain other entities.
Other (income) expense, net. Other (income) expense, net, consists primarily of gains or losses from changes to estimated Earn-out accruals and certain contingent payments to the former owners of an acquired business; certain legal/other settlements; gains or losses, or changes in estimated recoveries from certain assets, including financial instruments, and certain liabilities; certain purchase accounting adjustments, and other miscellaneous income or expense. Other income, net, was $6 million for the three month period ended March 31, 2023, as compared with other expense, net, of $4 million for the same period in 2022. For the three month period ended March 31, 2023, other income, net, included approximately $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA and approximately $6 million of other miscellaneous income, net, including from insurance and other settlements, offset, in part, by $2 million of expense from changes in the fair value of additional contingent payments to the former owners of an acquired business. For the three month period ended March 31, 2022, other expense, net, included approximately $5 million of expense, net, from changes in the fair value of certain investments and income from strategic arrangements.
Benefit from income taxes. Income tax benefit was $45 million for the three month period ended March 31, 2023 as compared with $13 million for the same period in the prior year. Pre-tax losses increased to $125 million for the three month period ended March 31, 2023 from $48 million for the same period in 2022. For the three month period ended March 31, 2023, our effective tax rate increased to 35.7% from 27.3% for the same period in 2022. Our effective tax rate in the first quarter of 2023 included the effects of a net tax benefit of approximately $9 million from the vesting of share-based payment awards and an increase in non-deductible expenses, whereas in the first quarter of 2022, included a net tax benefit of approximately $1 million from the vesting of share-based payment awards.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $53 million, or 6.5% of revenue, for the three month period ended March 31, 2023, as compared with $40 million, or 6.1% of revenue, for the same period in 2022, an increase of approximately $12 million, or 31%. Higher levels of revenue contributed an increase in EBITDA of $9 million. As a percentage of revenue, EBITDA increased by 50 basis points, or approximately $4 million, due primarily to improved efficiencies, including the benefit of certain prior year growth initiatives, offset, in part, by the effects of inflation on labor, fuel and materials costs as well as an increase of approximately $8 million in acquisition and integration costs.

Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $5 million, or 0.6% of revenue, for the three month period ended March 31, 2023, as compared with EBITDA of $11 million, or 2.5% of revenue, for the same period in 2022, a decrease of approximately $6 million, or 51%. As a percentage of revenue, EBITDA decreased by approximately 190 basis points, or approximately $15 million, due primarily to project inefficiencies, including from certain acquired entities, as well as the effects of inflation on labor, fuel and materials costs and an increase of approximately $5 million in acquisition and integration costs, offset, in part, by the effect of certain project close-outs. Higher levels of revenue contributed an increase in EBITDA of $10 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $15 million, or 5.7% of revenue, for the three month period ended March 31, 2023, as compared with EBITDA of $22 million, or 10.2% of revenue, for the same period in 2022, a decrease of approximately $7 million, or 32%. Reduced productivity contributed a decrease in EBITDA of approximately $12 million, whereas higher levels of revenue contributed an increase in EBITDA of $5 million. EBITDA margins decreased by approximately 450 basis points due primarily to reduced efficiencies, including from a reduction in revenue on large-diameter pipeline projects as a result of regulatory delays, the effects of inflation on labor, fuel and materials costs, and project mix, offset, in part, by a reduction of approximately $2 million in acquisition and integration costs.
Power Delivery Segment. EBITDA for our Power Delivery segment was $47 million, or 6.7% of revenue, for the three month period ended March 31, 2023, as compared with EBITDA of $46 million, or 7.1% of revenue, for the same period in 2022, an increase in EBITDA of approximately $1 million, or 3%. Higher levels of revenue contributed an increase in EBITDA of $4 million. As a percentage of revenue, EBITDA decreased by approximately 40 basis points, or $3 million, primarily due to project mix, as well as project inefficiencies, including from the effects of inflation on labor, fuel and materials costs, offset, in part, by a reduction of approximately $5 million in acquisition and integration costs.
Other Segment. EBITDA from Other businesses was approximately $7 million for both the three month periods ended March 31, 2023 and 2022. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, offset, in part, by losses from other businesses and investments.
Corporate. Corporate EBITDA was negative $51 million for the three month period ended March 31, 2023, as compared with EBITDA of negative $47 million for the same period in 2022, for a decrease in EBITDA of approximately $4 million. Acquisition and integration costs included within general and administrative expenses decreased from $4 million for the three month period ended March 31, 2022 to $1 million for the same period in 2023. For the three month period ended March 31, 2023, Corporate EBITDA included approximately $2 million of expense from changes in the fair value of additional contingent payments to the former owners of an acquired business and $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA. Corporate EBITDA for the three month period ended March 31, 2022 included $5 million of expense, net, from changes in the fair value of certain investments and income from strategic arrangements. For the three month period ended March 31, 2023, Corporate expenses not related to the above-described items increased by approximately $13 million as compared with the same period in the prior year, due primarily to the effects of timing of ordinary course legal and other settlement matters.
Foreign Operations
Our foreign operations are primarily in Canada and, to a far lesser extent, in Mexico, the Caribbean and India. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense; acquisition and integration costs related to our recent acquisitions; and fair value gains or losses, net, on an investment; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, amortization of intangible assets and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. In 2021, we initiated a significant transformation of our end-market business operations to position the Company for expected future opportunities. This transformation has included significant acquisition activity to expand our scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, and has resulted in significant acquisition and integration costs. Beginning in the fourth quarter of 2021, due to the extent of the acquisition costs related to this acquisition activity and the extent of the integration efforts that have been, and continue to be, required in connection with such acquisitions, we are excluding acquisition and integration costs in calculating Adjusted EBITDA and Adjusted Net Income for these acquisitions. In addition, since the second quarter of 2022, we exclude fair value gains or losses, net, for our investment in American Virtual Cloud Technologies, Inc. (“AVCT”) in calculating our adjusted results, with prior periods updated to conform to this presentation. We believe that fair value gains or losses for our investment in AVCT, a company in which we had no active involvement and which varied from period to period based on fluctuations in the market price of the investment, are not indicative of our core operations, and that this presentation improves comparability of our results with those of our peers. AVCT filed for bankruptcy in the first quarter of 2023, and our investment was fully written off. We exclude intangible asset amortization from our adjusted measures due to its non-operational nature and inherent volatility, as acquisition activity varies from period to period. We also believe that this presentation is common practice in our industry and improves comparability of our results with those of our peers. Each company’s definitions of these adjusted measures may vary as they are not standardized and should be used in light of the provided reconciliations.

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

	For the Three Months Ended March 31,
	2023		2022
Net loss	$(80.5)	(3.1)%	$(35.0)	(1.8)%
Interest expense, net	52.7	2.0%	16.0	0.8%
Benefit from income taxes	(44.7)	(1.7)%	(13.1)	(0.7)%
Depreciation	107.2	4.1%	85.2	4.4%
Amortization of intangible assets	41.9	1.6%	25.6	1.3%
EBITDA	$76.6	3.0%	$78.7	4.0%
Non-cash stock-based compensation expense	8.5	0.3%	6.3	0.3%
Acquisition and integration costs	17.1	0.7%	13.6	0.7%
Losses on fair value of investment	0.2	0.0%	—	—%
Adjusted EBITDA	$102.5	4.0%	$98.7	5.0%
A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	For the Three Months Ended March 31,
	2023		2022
EBITDA	$76.6	3.0%	$78.7	4.0%
Non-cash stock-based compensation expense (a)	8.5	0.3%	6.3	0.3%
Acquisition and integration costs (b)	17.1	0.7%	13.6	0.7%
Losses on fair value of investment (a)	0.2	0.0%	—	—%
Adjusted EBITDA	$102.5	4.0%	$98.7	5.0%
Segment:
Communications	$61.7	7.7%	$41.1	6.2%
Clean Energy and Infrastructure	10.5	1.3%	10.9	2.5%
Oil and Gas	14.5	5.7%	23.5	11.1%
Power Delivery	49.1	6.9%	53.2	8.2%
Other	7.1	NM	6.9	NM
Segment Total	$142.9	5.5%	$135.6	6.9%
Corporate	(40.4)	—	(36.9)	—
Adjusted EBITDA	$102.5	4.0%	$98.7	5.0%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense and losses on the fair value of our investment in AVCT are included within Corporate results.
(b)    For the three month period ended March 31, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $8.9 million, $5.2 million and $1.7 million, respectively, of acquisition and integration costs related to our recent acquisitions, and Corporate EBITDA included $1.3 million of such costs. For the three month period ended March 31, 2022, Communications, Oil and Gas and Power Delivery EBITDA included $0.8 million, $2.0 million and $7.0 million, respectively, of such acquisition and integration costs, and Corporate EBITDA included $3.8 million.

The table below, which may contain slight summation differences due to rounding, reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended March 31,
	2023		2022
	Net Loss (in millions)	Diluted Loss Per Share	Net Loss (in millions)	Diluted Loss Per Share
Reported U.S. GAAP measure	$(80.5)	$(1.05)	$(35.0)	$(0.47)
Adjustments:
Non-cash stock-based compensation expense	8.5	0.11	6.3	0.08
Amortization of intangible assets	41.9	0.54	25.6	0.34
Acquisition and integration costs	17.1	0.22	13.6	0.18
Losses on fair value of investment	0.2	0.00	—	—
Total adjustments, pre-tax	$67.8	$0.88	$45.5	$0.61
Income tax effect of adjustments (a)	(29.2)	(0.38)	(12.5)	(0.17)
Adjusted non-U.S. GAAP measure	$(41.9)	$(0.54)	$(2.0)	$(0.03)
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from the vesting of share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three month period ended March 31, 2023, our consolidated effective tax rate, as reported, was 35.7%, and as adjusted, was 27.0%. For the three month period ended March 31, 2022, our consolidated effective tax rate, as reported, was 27.3%, and as adjusted, was 23.4%.
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
Capital Expenditures. For the three month period ended March 31, 2023, we spent approximately $63 million on capital expenditures, or $43 million, net of asset disposals, and incurred approximately $23 million of equipment purchases under finance leases. We estimate that we will spend approximately $150 million on capital expenditures, or approximately $100 million, net of asset disposals, in 2023, and we expect to incur approximately $150 million of equipment purchases under finance leases. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus purchase decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the three month period ended March 31, 2023, we used $47 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of March 31, 2023 was approximately $125 million. Of this amount, approximately $36 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. Earn-out payments for the three month period ended March 31, 2023 totaled approximately $2 million. There were no Earn-out payments for the three month period ended March 31, 2022.
Our acquisition of HMG provides for certain additional payments to be made to the sellers if certain acquired receivables are collected, which we refer to as the “Additional Payments.” Pursuant to the terms of the HMG purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. An Additional Payment of approximately $29.4 million was made in May 2022, which payment was composed of approximately $18 million in cash and 133,157 shares of MasTec common stock. As of March 31, 2023, the estimated fair value of remaining Additional Payments was approximately $39 million, which includes the effect of unrealized fair value losses of approximately $2 million related to the contingent shares. The number of shares that would be paid in connection with the remaining Additional Payment as of March 31, 2023 is approximately 170,000 shares. In addition, a fair value gain of $2.8 million was recognized in the first quarter of 2023 related primarily to remaining unexercised IEA warrants that expired on March 26, 2023.
Income Taxes. For both the three month periods ended March 31, 2023 and 2022, tax refunds, net of tax payments, totaled approximately $1 million. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can contribute to changes in unbilled revenue. As of March 31, 2023, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, were generally flat at approximately $3.1 billion as of both March 31, 2023 and December 31, 2022. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Sources and Uses of Cash
As of March 31, 2023, we had approximately $1,278 million in working capital, defined as current assets less current liabilities, as compared with $1,363 million as of December 31, 2022, a decrease of approximately $85 million. Cash and cash equivalents totaled approximately $142 million and $371 million as of March 31, 2023 and December 31, 2022, respectively, for a decrease of $229 million. See discussion below for further detail regarding our cash flows.
Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(86.4)	$131.5
Net cash used in investing activities	$(89.5)	$(101.4)
Net cash used in financing activities	$(53.4)	$(158.0)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash used in operating activities for the three month period ended March 31, 2023 was $86 million, as compared with approximately $132 million of net cash provided by operating activities for the same period in 2022, for a decrease in net cash provided by operating activities of approximately $218 million, due primarily to a decrease in net income as well as the effect of timing-related working capital changes in assets and liabilities, net, including a reduction in accounts payable and accrued expenses.
DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our days sales outstanding, net of contract liabilities (“DSO”), was 94 as of March 31, 2023, and as of December 31, 2022, was 83. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. The increase in DSO as of March 31, 2023 as compared with December 31, 2022 was due to timing of ordinary course billing and collection activities, as well as the effect of lower levels of organic revenue with fixed amounts of project retainage for certain projects. Other than ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $12 million to $89 million for the three month period ended March 31, 2023 from $101 million for the same period in 2022. We paid $47 million related to acquisitions for the three month period ended March 31, 2023, in which period we completed one acquisition, as compared with $22 million for the same period in 2022, in which period we also completed one acquisition, for an increase of approximately $25 million of cash used in investing activities. Capital expenditures for the three month period ended March 31, 2023 totaled $63 million, or $43 million, net of asset disposals, as compared with $83 million, or $79 million, net of asset disposals, for the same period in 2022, for a decrease in cash used in investing activities of approximately $35 million, due to the effect in the prior year period of acceleration of capital expenditures to address supply chain disruption concerns.
Financing Activities. Net cash used in financing activities for the three month period ended March 31, 2023 was $53 million, as compared with $158 million for the same period in 2022, for a decrease in cash used in financing activities of $105 million. For the three month period ended March 31, 2023, we had $7 million of borrowings, net of repayments, under our credit facility and term loans, as compared with $82 million of repayments, net of borrowings for the same period in 2022, for a decrease in cash used in financing activities of approximately $88 million. In addition, share repurchases totaled $14 million for the three month period ended March 31, 2022, whereas there were no share repurchases for the same period in 2023, for a decrease in cash used in financing activities. Payments for other financing activities, net, which includes amounts paid for, and proceeds from, other borrowing and transaction-related activities, including payments of financing costs, totaled $2 million of proceeds for the three month period ended March 31, 2023, as compared with $17 million of payments for the same period in 2022, for a decrease in cash used in financing activities of approximately $19 million. The decrease in cash used in financing activities from the above described items was offset, in part, by the payment for the three month period ended March 31, 2023 of approximately $12 million to holders of our non-controlling interests, including $10 million to acquire the remaining 15% interests of one of these entities, whereas for the same period in 2022, we made no payments.
Senior Credit Facility
We have a senior unsecured credit facility (the “Credit Facility”) that matures on November 1, 2026 and has aggregate borrowing commitments totaling $2.25 billion, which amount is composed of $1.9 billion of revolving commitments and a Term Loan totaling $350 million in original principal amount. Aggregate outstanding borrowings under the Credit Facility as of March 31, 2023 totaled approximately $1.3 billion. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
We are dependent upon borrowings and letters of credit under our Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of our Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all. The Credit Facility is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2022 Form 10-K.
4.50% Senior Notes
We have $600 million aggregate principal amount of 4.50% Senior Notes due August 15, 2028 (the “4.50% Senior Notes”). The 4.50% Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2022 Form 10-K.
6.625% Senior Notes
We have $300 million aggregate principal amount of 6.625% Senior Notes due August 15, 2029, which amount is composed of $225.1 million aggregate principal amount of 6.625%% IEA senior notes (the “6.625% IEA Senior Notes”) and $74.9 million aggregate principal amount of 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”). The 6.625% IEA Senior Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company’s subsidiaries and are effectively subordinated to any secured indebtedness of IEA Energy Services LLC, the issuer of the IEA 6.625% Senior Notes, to the extent of the value of the collateral securing such indebtedness. The 6.625% MasTec Senior Notes are general senior unsecured obligations of the Company, and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 6.625% MasTec Senior Notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all obligations of the subsidiaries of the Company, including trade payables and the 6.625% IEA Senior Notes. The 6.625% Senior Notes are subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2022 Form 10-K.
2022 Term Loan Facility
We have $700.0 million of unsecured term loans that were entered into in connection with the IEA acquisition, composed of $400.0 million in principal amount of three-year loans maturing on October 7, 2025, and $300.0 million in principal amount of five-year loans maturing on October 7, 2027 (together, the “2022 Term Loan Facility”). The obligations under the 2022 Term Loan Facility are unsecured and are not guaranteed by any of the Company or its subsidiaries. The 2022 Term Loan Facility is subject to certain provisions and covenants, as more fully described in Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2022 Form 10-K
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of March 31, 2023.
Additional Information
For detailed discussion and additional information pertaining to our debt instruments, see Note 7 - Debt in the notes to the audited consolidated financial statements included in our 2022 Form 10-K. Also, see Note 7 - Debt in the notes to the consolidated financial statements in this Form 10-Q, which is incorporated by reference, for current period balances and discussion.

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
Impact of Inflation
Over the last year, inflation, supply chain and labor constraints have had a significant impact on the global economy, including on the construction industry in the United States. The primary inflationary factors directly affecting our operations are labor, fuel and material costs. Inflation has caused an increase in consumer prices and regulatory actions to increase interest rates, thereby elevating the risk of a recession. At the same time, the labor market remains at historically low levels of unemployment, creating further pressure on the supply of skilled labor. In times of low unemployment and/or high inflation, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of our customers’ projects, and accordingly, demand for our services. Material and commodity prices are subject to unexpected fluctuations due to events outside of our control, including fluctuations in global supply and demand, climate-related effects, and geopolitical events, such as the ongoing conflict in Ukraine, which events have recently caused market volatility, particularly in the oil and gas markets, among others. Recent increases in labor, fuel and materials costs, to the extent that we have been unable to pass such increases along to our customers, have negatively affected our project margins, and could continue to affect our profitability in the future if we are unable to pass these costs along to our customers. Such market volatility can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Market prices for goods can also be affected by supply chain disruptions. Additionally, as discussed within “Interest Rate Risk” below, the current inflationary environment has also resulted in an increase in market interest rates, which has increased the rates of interest on our variable rate debt, which rates may continue to increase depending on further monetary and fiscal actions taken to reduce inflation.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2023, our variable interest rate debt was primarily related to our Credit Facility and our term loans. Outstanding borrowings under our Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) Term Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Facility, plus a margin of 1.125% to 1.625%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.125% to 0.625%. As of March 31, 2023, we had $905 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 6.45% and a Term Loan with a balance of $348 million and an interest rate of 6.53%. The current year interest rates for outstanding revolving loans under our Credit Facility and Term Loan reflect basis point increases of approximately 485 and 482, respectively, over the comparable period in 2022.
Outstanding loans under the $400 million Three-Year Tranche of our 2022 Term Loan Facility bear interest, at the Company’s option, at a rate equal to either (a) SOFR, as defined in the 2022 Term Loan Facility, plus a margin of 1.125% to 1.500%, or (b) a Base Rate, as defined in the 2022 Term Loan Facility, plus a margin of 0.125% to 0.500%. Outstanding loans under the $300 million Five-Year Tranche of our 2022 Term Loan Facility bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR plus a margin of 1.250% to 1.625%, or (b) a Base Rate, plus a margin of 0.250% to 0.625%. As of March 31, 2023, the Three-Year Tranche and Five-Year Tranche term loans accrued interest at weighted average rates of 6.308% and 6.433%, respectively.
Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk increases in the current inflationary environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and term loans would have increased our interest expense by approximately $5 million for the three month period ended March 31, 2023.
As of March 31, 2023, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes, $300 million aggregate principal amount of 6.625% Senior Notes and $365 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.1%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 1% of our total revenue for the three month period ended March 31, 2023. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the three month period ended March 31, 2023. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the three month period ended March 31, 2023, foreign currency translation gains, net, totaled approximately $1 million and related to our operations in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of March 31, 2023. We may enter into foreign currency derivative contracts in the future to manage such exposure.
Other Market Risk
As discussed in Note 4 - Fair Value of Financial Instruments in the notes to the consolidated financial statements, which is incorporated by reference, we have certain investments that may be subject to market risk and could be subject to volatility based on market conditions.
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In conducting the evaluation of disclosure controls and procedures and internal control over financial reporting as of December 31, 2022, as described in the 2022 Form 10-K, we identified the following material weaknesses in our internal control over financial reporting:
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
In addition, for certain 2021 Acquired Entities, we identified control deficiencies that, when aggregated, constitute material weaknesses as follows:
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
As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. In addition, the material weaknesses did not result in any restatements of the Company’s audited or unaudited consolidated financial statements and disclosures for any prior period previously reported by the Company.
To the extent permitted under SEC guidance, the disclosure controls and procedures of three entities acquired in 2022, including IEA, and of one entity acquired in 2023, were excluded from the evaluation of effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023 due to the timing of the acquisitions. These four acquisitions’ total assets constituted approximately 20% of the Company’s total assets as of March 31, 2023, and represented approximately 15% of the Company’s revenue for the three month period then ended.
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
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than identification of the material weaknesses identified above, along with related remediation efforts.

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our 2022 Form 10-K.
MasTec has elected to use a $1 million threshold for disclosing proceedings arising under federal, state or local environmental laws, which proceedings involve potential monetary sanctions, and in which a governmental authority is a party. MasTec believes proceedings under this threshold are not material to its business and financial condition.
ITEM 1A.    RISK FACTORS
There have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2022 Form 10-K, as updated by our Quarterly Report on Form 10-Q and other filings we make with the SEC.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
January 1 through January 31	6,397	$96.02	—	$77,326,434
February 1 through February 28	7,899	$94.94	—	$77,326,434
March 1 through March 31	7,372	$92.28	—	$77,326,434
Total	21,668		—
(a)Includes 6,397, 7,530 and 7,372 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in January, February and March of 2023, respectively, and 369 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in February of 2023.
(b)As of March 31, 2023, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020, totaled $77.3 million.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibits	Description

10.1*	Employment Agreement, dated March 30, 2023, by and between MasTec, Inc. and Paul DiMarco
10.2*	Amended and Restated Employment Agreement, dated March 31, 2023, by and between MasTec, Inc. and George Pita
10.3*	Amendment to the MasTec, Inc. Amended and Restated 2011 Employee Stock Purchase Plan
10.4*	Amendment to the MasTec, Inc. Amended and Restated Bargaining Units ESPP
31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: May 4, 2023
/s/ JOSÉ R. MAS
José R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ PAUL DIMARCO
Paul DiMarco
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)