Form 10-Q
period 2023-06-30
MASTEC INC
filed 2023-08-03
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of July 31, 2023, MasTec, Inc. had 78,860,414 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2023

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$2,874,115	$2,301,792	$5,458,774	$4,256,192
Costs of revenue, excluding depreciation and amortization	2,484,780	2,028,111	4,844,274	3,761,427
Depreciation	103,038	87,001	210,285	172,195
Amortization of intangible assets	42,043	27,673	83,987	53,263
General and administrative expenses	176,155	133,785	340,069	279,175
Interest expense, net	59,415	19,387	112,108	35,428
Equity in earnings of unconsolidated affiliates, net	(7,496)	(6,587)	(16,648)	(13,364)
Other income, net	(3,508)	(5,825)	(9,709)	(2,071)
Income (loss) before income taxes	$19,688	$18,247	$(105,592)	$(29,861)
(Provision for) benefit from income taxes	(2,934)	(1,992)	41,800	11,157
Net income (loss)	$16,754	$16,255	$(63,792)	$(18,704)
Net income attributable to non-controlling interests	1,212	43	1,206	62
Net income (loss) attributable to MasTec, Inc.	$15,542	$16,212	$(64,998)	$(18,766)

Earnings (loss) per share (Note 2):
Basic earnings (loss) per share	$0.20	$0.22	$(0.84)	$(0.25)
Basic weighted average common shares outstanding	77,635	74,445	77,306	74,615

Diluted earnings (loss) per share	$0.20	$0.20	$(0.84)	$(0.27)
Diluted weighted average common shares outstanding	78,372	75,537	77,306	74,647

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited - in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$16,754	$16,255	$(63,792)	$(18,704)
Other comprehensive income:
Foreign currency translation gains (losses), net of tax	1,007	(1,743)	1,679	(830)
Unrealized gains on investment activity, net of tax	4,576	7,843	399	21,597
Comprehensive income (loss)	$22,337	$22,355	$(61,714)	$2,063
Comprehensive income attributable to non-controlling interests	1,212	43	1,206	62
Comprehensive income (loss) attributable to MasTec, Inc.	$21,125	$22,312	$(62,920)	$2,001

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$119,905	$370,592
Accounts receivable, net of allowance	1,485,199	1,399,732
Contract assets	1,850,748	1,729,886
Inventories, net	152,845	117,969
Prepaid expenses	101,103	122,308
Other current assets	119,204	118,640
Total current assets	$3,829,004	$3,859,127
Property and equipment, net	1,753,667	1,754,101
Operating lease right-of-use assets	347,060	279,534
Goodwill, net	2,079,522	2,045,041
Other intangible assets, net	862,775	946,299
Other long-term assets	415,792	409,157
Total assets	$9,287,820	$9,293,259
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$169,253	$171,916
Current portion of operating lease liabilities	117,633	96,516
Accounts payable	930,270	1,109,867
Accrued salaries and wages	179,847	181,888
Other accrued expenses	351,274	365,971
Contract liabilities	487,198	406,232
Other current liabilities	205,360	163,647
Total current liabilities	$2,440,835	$2,496,037
Long-term debt, including finance leases	3,154,576	3,052,193
Long-term operating lease liabilities	235,977	194,050
Deferred income taxes	520,820	571,401
Other long-term liabilities	247,192	238,391
Total liabilities	$6,599,400	$6,552,072
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 98,674,249 and 98,615,105 (including 1,367,227 and 2,047,130 of unvested stock awards) as of June 30, 2023 and December 31, 2022, respectively	9,867	9,862
Capital surplus	1,247,231	1,246,590
Retained earnings	2,130,744	2,195,742
Accumulated other comprehensive loss	(48,877)	(50,955)
Treasury stock, at cost: 19,813,055 and 19,933,055 shares as of June 30, 2023 and December 31, 2022, respectively	(659,913)	(663,910)
Total MasTec, Inc. shareholders’ equity	$2,679,052	$2,737,329
Non-controlling interests	$9,368	$3,858
Total equity	$2,688,420	$2,741,187
Total liabilities and equity	$9,287,820	$9,293,259

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2023
Balance as of March 31, 2023	98,674,997	$9,867	(19,813,055)	$(659,913)	$1,235,608	$2,115,202	$(54,460)	$2,646,304	$1,328	$2,647,632
Net income						15,542		15,542	1,212	16,754
Other comprehensive income							5,583	5,583		5,583
Non-cash stock-based compensation					8,575			8,575		8,575
Forfeiture of restricted shares, net	(2,244)	—			—			—		—
Shares withheld for taxes, net of other stock issuances	(381)	—			2,851			2,851		2,851
Issuance of shares in connection with acquisition	1,877	—			197			197		197
Acquisition-related assumption of non-controlling interest								—	6,828	6,828
Balance as of June 30, 2023	98,674,249	$9,867	(19,813,055)	$(659,913)	$1,247,231	$2,130,744	$(48,877)	$2,679,052	$9,368	$2,688,420

For the Three Months Ended June 30, 2022
Balance as of March 31, 2022	95,488,017	$9,549	(19,129,904)	$(600,746)	$1,035,902	$2,127,410	$(64,109)	$2,508,006	$4,071	$2,512,077
Net income						16,212		16,212	43	16,255
Other comprehensive income							6,100	6,100		6,100
Non-cash stock-based compensation					6,836			6,836		6,836
Issuance of restricted shares, net	3,752	—			—			—		—
Shares withheld for taxes, net of other stock issuances	(364)	—			(48)			(48)		(48)
Issuance of shares in connection with acquisition			133,157	4,336	6,886			11,222		11,222
Acquisition of treasury stock, at cost			(936,308)	(67,500)				(67,500)		(67,500)
Balance as of June 30, 2022	95,491,405	$9,549	(19,933,055)	$(663,910)	$1,049,576	$2,143,622	$(58,009)	$2,480,828	$4,114	$2,484,942

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2023
Balance as of December 31, 2022	98,615,105	$9,862	(19,933,055)	$(663,910)	$1,246,590	$2,195,742	$(50,955)	$2,737,329	$3,858	$2,741,187
Net (loss) income						(64,998)		(64,998)	1,206	(63,792)
Other comprehensive income							2,078	2,078		2,078
Non-cash stock-based compensation					17,090			17,090		17,090
Issuance of restricted shares, net	172,589	17			(17)			—		—
Shares withheld for taxes, net of other stock issuances	(117,557)	(12)			(5,362)			(5,374)		(5,374)
Issuance of shares in connection with acquisition	4,112	—			403			403		403
Purchase of non-controlling interests			120,000	3,997	(11,473)			(7,476)	(2,524)	(10,000)
Acquisition-related assumption of non-controlling interest								—	6,828	6,828
Balance as of June 30, 2023	98,674,249	$9,867	(19,813,055)	$(659,913)	$1,247,231	$2,130,744	$(48,877)	$2,679,052	$9,368	$2,688,420

For the Six Months Ended June 30, 2022
Balance as of December 31, 2021	95,371,211	$9,537	(18,941,926)	$(586,955)	$1,033,615	$2,162,388	$(78,776)	$2,539,809	$4,052	$2,543,861
Net (loss) income						(18,766)		(18,766)	62	(18,704)
Other comprehensive income							20,767	20,767		20,767
Non-cash stock-based compensation					13,172			13,172		13,172
Issuance of restricted shares, net	168,762	17			(17)			—		—
Shares withheld for taxes, net of other stock issuances	(48,568)	(5)			(4,080)			(4,085)		(4,085)
Issuance of shares in connection with acquisition			133,157	4,336	6,886			11,222		11,222
Acquisition of treasury stock, at cost			(1,124,286)	(81,291)				(81,291)		(81,291)
Balance as of June 30, 2022	95,491,405	$9,549	(19,933,055)	$(663,910)	$1,049,576	$2,143,622	$(58,009)	$2,480,828	$4,114	$2,484,942

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(63,792)	$(18,704)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	210,285	172,195
Amortization of intangible assets	83,987	53,263
Non-cash stock-based compensation expense	17,090	13,172
(Benefit from) provision for deferred income taxes	(42,548)	6,190
Equity in earnings of unconsolidated affiliates, net	(16,648)	(13,364)
Gains on sales of assets, net	(13,598)	(8,662)
Non-cash interest expense, net	2,864	1,709
Other non-cash items, net	389	301
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(61,606)	18,575
Contract assets	(97,689)	(289,018)
Inventories	3,693	(19,844)
Other assets, current and long-term portion	38,324	521
Accounts payable and accrued expenses	(204,453)	99,796
Contract liabilities	65,404	(11,915)
Other liabilities, current and long-term portion	(19,612)	(2,674)
Net cash (used in) provided by operating activities	$(97,910)	$1,541
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(63,880)	(44,908)
Capital expenditures	(119,067)	(189,870)
Proceeds from sales of property and equipment	42,570	17,722
Payments for other investments	(1,627)	(2,965)
Proceeds from other investments	425	—
Other investing activities, net	119	—
Net cash used in investing activities	$(141,460)	$(220,021)
Cash flows from financing activities:
Proceeds from credit facilities	1,687,400	1,954,650
Repayments of credit facilities	(1,580,775)	(1,741,083)
Payments of finance lease obligations	(85,223)	(83,375)
Repurchases of common stock	—	(81,291)
Payments of acquisition-related contingent consideration	(8,955)	(26,779)
Payments for acquisition-related contingent assets	—	(17,636)
Payments to non-controlling interests, including acquisition of interests and distributions	(11,660)	—
Payments for stock-based awards	(10,256)	(4,024)
Other financing activities, net	(2,686)	(3,446)
Net cash used in financing activities	$(12,155)	$(2,984)
Effect of currency translation on cash	838	(343)
Net decrease in cash and cash equivalents	$(250,687)	$(221,807)
Cash and cash equivalents - beginning of period	$370,592	$360,736
Cash and cash equivalents - end of period	$119,905	$138,929

Supplemental cash flow information:
Interest paid	$111,969	$34,507
Income taxes paid, net of refunds	$13,947	$1,304
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$70,464	$126,669

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
Management Estimates
    The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; uncertainty from potential market volatility; supply chain disruptions; climate-related matters; other market, industry and regulatory factors, including permitting issues; global events, such as military conflicts; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.
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
General Economic, Market and Regulatory Conditions
The Company has experienced, and may continue to experience, direct and indirect negative effects on its business and operations from negative economic, market, and regulatory conditions, including permitting issues, market interest rates, inflationary effects on fuel prices, labor and materials costs, supply chain disruptions, and uncertainty from potential market volatility that could negatively affect demand for future projects and/or delay existing project timing or cause increased project costs. The extent to which general economic, market and regulatory conditions could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, and, therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 43% and 54% of consolidated revenue for the three month periods ended June 30, 2023 and 2022, respectively, and totaled 45% and 56% for the six month periods ended June 30, 2023 and 2022, respectively.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment, and to a lesser extent, certain revenue in the Company’s Clean Energy and Infrastructure and Oil and Gas segments. Point in time revenue is recognized when the work order has been fulfilled, which, for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 3% of consolidated revenue for both the three and six month periods ended June 30, 2023, and totaled approximately 4% for both the three and six month periods ended June 30, 2022.

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers, operational and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the six month periods ended June 30, 2023 and 2022, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2022 and 2021. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods, for the three month period ended June 30, 2023 positively affected revenue by approximately 1.5%, and for the three month period ended June 30, 2022, there was no net effect. For the six month periods ended June 30, 2023 and 2022, such net changes positively affected revenue by approximately 0.6% and 0.2%, respectively.
Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The majority of the Company’s performance obligations are completed within one year.
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of June 30, 2023, the amount of the Company’s remaining performance obligations was $8.0 billion. Based on current expectations, the Company anticipates it will recognize approximately $4.6 billion of its remaining performance obligations as revenue during 2023, with the majority of the remaining balance expected to be recognized in 2024.
Variable Consideration. Transaction prices for the Company’s contracts may include variable consideration, which comprises items such as change orders, claims and incentives. Management estimates variable consideration for a performance obligation utilizing estimation methods that it believes best predict the amount of consideration to which the Company will be entitled. Management’s estimates of variable consideration and the determination of whether to include estimated amounts in transaction prices are based largely on specific discussions, correspondence or preliminary negotiations and past practices with the customer, engineering studies and legal advice and all other relevant information that is reasonably available at the time of the estimate. To the extent unapproved change orders, claims and other variable consideration reflected in transaction prices are not resolved in the Company’s favor, or to the extent incentives reflected in transaction prices are not earned, there could be reductions in, or reversals of, previously recognized revenue.
As of June 30, 2023 and December 31, 2022, the Company included in its contract transaction prices approximately $317 million and $271 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both June 30, 2023 and December 31, 2022, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments and include amounts related to recently acquired businesses. The Company actively engages with its customers to complete the final approval process and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
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
Recently Issued Accounting Pronouncements
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) to improve the guidance for applying Topic 842, Leases, to arrangements between entities under common control. ASU 2023-01 improves current GAAP by clarifying the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The provisions of this ASU that apply to public companies include a requirement for entities to amortize leasehold improvements associated with common control leases over the useful life of the common control group. ASU 2023-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the effects of this ASU, however, this ASU is not expected to have a material effect on the Company’s consolidated financial statements.
Note 2 – Earnings Per Share
Basic earnings or loss per share is computed by dividing net income or loss attributable to MasTec by the weighted average number of common shares outstanding for the period, which excludes non-participating unvested restricted share awards. Diluted earnings per share is computed by dividing net income attributable to MasTec by the weighted average number of fully diluted shares, as calculated primarily under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, if their effect would be anti-dilutive.
The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to MasTec:
Net income (loss) - basic (a)	$15,542	$16,212	$(64,998)	$(18,766)
Fair value gain related to resolved contingent payments (b)	$—	$1,025	$—	$1,025
Net income (loss) - diluted (a)	$15,542	$15,187	$(64,998)	$(19,791)
Weighted average shares outstanding:
Weighted average shares outstanding - basic(c)	77,635	74,445	77,306	74,615
Dilutive common stock equivalents (d)(e)	737	1,092	—	32
Weighted average shares outstanding - diluted	78,372	75,537	77,306	74,647
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
(b)For the three and six month periods ended June 30, 2022, represents the fair value gain related to additional contingent payments for which the contingency had been resolved as of June 30, 2022. See Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net for additional information.
(c)For the three month periods ended June 30, 2023 and 2022, basic shares include approximately 88,000 and 132,000 weighted average shares, respectively, related to additional contingent payments, and for the six month periods ended June 30, 2023 and 2022, basic shares include approximately 88,000 and 101,000 of such weighted average shares, respectively.

(d)For the three month periods ended June 30, 2023, and 2022, weighted average anti-dilutive common stock equivalents totaled approximately 2,000 and 178,000 shares, respectively, and for the six month periods ended June 30, 2023 and 2022, such shares totaled approximately 1,147,000 and 1,273,000, respectively.
(e)For the three and six month periods ended June 30, 2023, weighted average common stock equivalents related to additional contingent payments to the former owners of an acquired business, which shares were anti-dilutive, were de minimis, and for the three and six month periods ended June 30, 2022, weighted average common stock equivalents related to such additional contingent payments, which shares were dilutive, totaled approximately 1,000 and 32,000, respectively.
Share repurchases. There were no share repurchases under the Company’s share repurchase programs in either of the three or six month periods ended June 30, 2023. For the three and six month periods ended June 30, 2022, the Company repurchased approximately 936,000 and 1,124,000 shares of its common stock, respectively, the effect of which on the Company’s weighted average shares outstanding for the respective periods was a reduction of approximately 554,000 and 330,000 shares. See Note 11 - Equity for details of the Company’s share repurchase transactions.
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
Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the six month period ended June 30, 2023 (in millions):

	Communications	Clean Energy and Infrastructure	Oil and Gas	Power Delivery	Total Goodwill
Goodwill, gross, as of December 31, 2022	$606.1	$703.3	$582.2	$270.1	$2,161.7
Accumulated impairment loss (a)	—	—	(116.7)	—	(116.7)
Goodwill, net, as of December 31, 2022	$606.1	$703.3	$465.5	$270.1	$2,045.0
Additions from new business combinations	9.5	—	—	—	9.5
Measurement period adjustments (b)	(0.6)	23.8	0.9	0.6	24.7
Currency translation adjustments	—	—	0.3	—	0.3
Goodwill, net as of June 30, 2023	$615.0	$727.1	$466.7	$270.7	$2,079.5
(a)    Accumulated impairment losses include the effects of currency translation gains and/or losses.
(b)    Measurement period adjustments represent adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, for the six month period ended June 30, 2023 were primarily the result of updated valuations of certain fixed assets and updated estimates of certain assets and liabilities, including contract assets and liabilities. As a result of certain of these adjustments, depreciation expense decreased by approximately $6 million, revenue increased by approximately $13 million and costs of revenue, excluding depreciation and amortization decreased by approximately $3 million.
The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names (a)	Other (b)	Total
Other intangible assets, gross, as of December 31, 2022	$1,089.4	$228.9	$86.6	$1,404.9
Accumulated amortization	(388.8)	(28.9)	(40.9)	(458.6)
Other intangible assets, net, as of December 31, 2022	$700.6	$200.0	$45.7	$946.3
Currency translation adjustments	—	—	0.5	0.5
Amortization expense	(69.7)	(10.1)	(4.2)	(84.0)
Other intangible assets, net, as of June 30, 2023	$630.9	$189.9	$42.0	$862.8
(a)Includes approximately $34.5 million of non-amortizing trade names as of both June 30, 2023 and December 31, 2022.
(b)Consists principally of pre-qualifications and non-compete agreements.
Quarterly Assessment for Indicators of Impairment. During the second quarter of 2023, the Company performed a quarterly review for indicators of impairment, which considered its results for the six month period ended June 30, 2023, together with its expectations of future results, including consideration of the potential effects of shifts in timing for projects and macroeconomic factors. In conjunction with this quarterly review, management performed a quantitative assessment of the goodwill associated with one reporting unit within the Clean Energy and Infrastructure segment. Based on the results of this assessment, management determined that the estimated fair value of this reporting unit substantially exceeded its carrying value as of June 30, 2023. Significant changes in the assumptions or estimates used in management’s assessment, such as a reduction in profitability and/or cash flows, changes in market or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation or market interest rates, could result in non-cash impairment charges to goodwill and indefinite-lived intangible assets in the future.

Recent Acquisitions
The Company seeks to grow and diversify its business both organically and through acquisitions and/or strategic arrangements in order to deepen its market presence and customer base, broaden its geographic reach and expand its service offerings. In 2021, the Company initiated a significant transformation of its end-market business operations to focus on the nation’s transition to low-carbon energy sources and position the Company for expected future opportunities. This transformation has included significant business combination activity, including expansion of the Company’s scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, which activity has resulted in significant acquisition and integration costs, both in the Company’s existing and recently acquired operations. Acquisitions are funded with cash on hand, borrowings under the Company’s senior unsecured credit facility and other debt financing and, for certain recent acquisitions, with shares of the Company’s common stock, and are generally subject to customary purchase price adjustments.
2023 Acquisitions. For the six month period ended June 30, 2023, MasTec acquired certain of the assets of a telecommunications company specializing in wireless services that is included within the Company’s Communications segment, which acquisition was effective in January and has been accounted for as a business combination under ASC 805, “Business Combinations” (“ASC 805”). Determination of the estimated fair values of the net assets acquired and consideration transferred for this acquisition was preliminary as of June 30, 2023; as a result, further adjustments to these estimates may occur. Additionally, MasTec acquired 68% and 42% of the equity interests of two equipment companies, both of which are accounted for as asset acquisitions under ASC 805, and were effective in May and included within the Company’s Oil and Gas segment. Based on an evaluation of the respective entities’ operating agreements, under which the Company has voting control with respect to the entities’ operating management, the Company determined that it has control over these entities, and, therefore, has consolidated these entities within the Company’s results of operations, with the other parties’ interests accounted for as non-controlling interests. The aggregate purchase price of the Company’s 2023 acquisitions was composed of approximately $62 million in cash, net of cash acquired.
2022 Acquisitions. During 2022, MasTec completed five acquisitions, which included all of the equity interests of the following: (i) within the Company’s Clean Energy and Infrastructure segment: IEA, a leading utility-scale infrastructure solutions provider in North America, with expertise in renewable energy and heavy civil projects, as well as rail and environmental remediation services, which acquisition was effective in October; and a company specializing in the production of concrete and aggregate products, which acquisition was effective in August; (ii) within the Company’s Oil and Gas segment: an infrastructure construction company focusing on water, sewer and utility projects and with expertise in excavation and site work, which acquisition was effective in January; (iii) within the Company’s Communications segment: a telecommunications company specializing in wireline services, which acquisition was effective as of the end of May; and (iv) within the Company’s Power Delivery segment: a company specializing in the construction of overhead high voltage transmission lines, which acquisition was effective in July.
Determination of the estimated fair values of the net assets acquired and the estimated earn-out liabilities and consideration transferred for three of the Company’s 2022 acquisitions was preliminary as of June 30, 2023 while the Company finalizes certain working capital and other valuation and contingency-related estimates; as a result, further adjustments to such estimates may occur. The following table summarizes, as of June 30, 2023, the estimated fair values of the consideration paid and net assets acquired, as adjusted, for the Company’s 2022 acquisitions (in millions):

Acquisition consideration:	IEA	All other	Total
Cash, net of cash acquired	$564.5	$48.4	$612.9
Shares transferred	173.7	—	173.7
Estimated fair value of warrants	10.3	—	10.3
Estimated fair value of contingent consideration	—	2.8	2.8
Total consideration	$748.5	$51.2	$799.7
Identifiable assets acquired and liabilities assumed:
Accounts receivable and contract assets	$585.7	$6.1	$591.8
Current assets	36.1	1.5	37.6
Property and equipment	213.0	30.1	243.1
Long-term assets, primarily operating lease right-of-use assets	40.6	0.3	40.9
Amortizing intangible assets	362.2	5.9	368.1
Accounts payable	(136.5)	(4.6)	(141.1)
Current liabilities, including current portion of operating lease liabilities	(444.6)	(2.9)	(447.5)
Long-term debt, including finance lease obligations	(330.8)	(0.2)	(331.0)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(131.4)	(0.2)	(131.6)
Total identifiable net assets	$194.3	$36.0	$230.3
Goodwill	554.2	15.2	569.4
Total net assets acquired, including goodwill	$748.5	$51.2	$799.7
Amortizing intangible assets related to the IEA acquisition are primarily composed of customer relationships, and to a lesser extent, trade names and backlog. Customer relationship and trade name intangible assets for IEA, in the aggregate, totaled approximately $321 million, which each had a weighted average life of approximately 14 years based on IEA’s operational history and established relationships with, and the nature of, its customers, which are primarily in the renewable energy and specialty civil industries. Backlog intangible assets for IEA totaled approximately

$42 million with a weighted average life of approximately 1 year based on estimated cash flows expected to be derived from future work on acquired contracts with customers. The weighted average life of amortizing intangible assets in the aggregate for the IEA acquisition was 13 years. Amortizing intangible assets related to “All other” acquisitions are primarily composed of customer relationships with an aggregate weighted average life of 9 years. Amortizing intangible assets are amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed.
The goodwill balances for each of the respective acquisitions represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce, management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec. Approximately $38 million of the goodwill balance related to the 2022 acquisitions is expected to be tax deductible as of June 30, 2023.
The shares of MasTec common stock included in consideration transferred for IEA in the table above consist of approximately 2.7 million shares, valued at approximately $174 million based on the market price of MasTec common stock on the date of closing. Total cash paid for acquisitions, net, includes approximately $44 million of cash acquired. Long-term debt in the table above includes $300 million aggregate principal balance of 6.625% senior unsecured notes that were assumed in connection with the acquisition of IEA. See Note 7 - Debt for additional information.
Consideration transferred for IEA includes the value of certain warrants that were originally issued by IEA, for which the remaining outstanding warrants as of December 31, 2022 had an estimated fair value of $3.1 million. Under the terms of the IEA merger agreement, holders of the IEA warrants became entitled to receive an amount in cash and shares of MasTec common stock upon exercise of the IEA warrants. The number of MasTec shares issued in connection with exercises of such IEA warrants in the first quarter of 2023 was de minimis. All remaining IEA warrants expired unexercised on March 26, 2023. Fair value gains related primarily to the expired warrants totaled approximately $2.6 million for the six month period ended June 30, 2023, which amount is reflected in other income.
Contingent consideration included in the table above is composed of earn-out liabilities, which generally equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. The earn-out arrangements for the 2022 acquisitions are payable annually and have five-year terms, as set forth in the respective purchase agreements, and were valued at approximately $3 million in the aggregate. Earn-outs are recorded within other current and other long-term liabilities, as appropriate, in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of June 30, 2023, the range of remaining potential undiscounted earn-out liabilities for the 2022 acquisitions was estimated to be up to $4 million; however, there is no maximum payment amount. Current liabilities reflected in the table above include contingent liabilities for insurance and other matters.
HMG Additional Payments. The HMG purchase agreement, for which the subject acquisition was effective in December 2021, provides for certain additional payments to be made to the sellers if certain acquired receivables are collected by the Company (the “Additional Payments”). Pursuant to the terms of the purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. The estimated number of potential shares that could be issued related to such Additional Payments will be based on the amounts ultimately collected and the share price as defined within the purchase agreement. Changes in the estimated fair value of potential shares that could be issued, which result from changes in MasTec’s share price as compared with the share price as defined within the purchase agreement, are reflected within other income or expense, as appropriate. For the three and six month periods ended June 30, 2023, unrealized fair value measurement activity related to the contingent shares totaled losses of approximately $3.8 million and $5.4 million, respectively. For both the three and six month periods ended June 30, 2022, unrealized fair value measurement activity related to the contingent shares totaled a gain of approximately $3.2 million. An Additional Payment of approximately $29.4 million was made in May 2022, which payment was composed of approximately $18 million in cash and 133,157 shares of MasTec common stock.
As of June 30, 2023 and December 31, 2022, the estimated fair value of remaining Additional Payments totaled approximately $40 million and $37 million, respectively, which amounts are included within other current liabilities in the consolidated balance sheet. For the six month period ended June 30, 2023, the estimated fair value of remaining Additional Payments included the effect of unrealized fair value losses related to the contingent shares of approximately $5.4 million and a reduction of approximately $2.4 million from changes in collections attributed to acquired balances. The estimated number of shares that would be paid in connection with the remaining Additional Payment liability totaled approximately 160,000 and 170,000 shares as of June 30, 2023 and December 31, 2022, respectively. Of the total remaining Additional Payments as of June 30, 2023, the amount due to the sellers, based on amounts collected as of June 30, 2023, totaled approximately $19.4 million, of which the amount due in shares totaled approximately $10.4 million, or 87,900 shares. See Note 2 - Earnings Per Share for the effect of the above referenced shares on the Company’s earnings per share calculations.
Pro forma results. For the three month periods ended June 30, 2023 and 2022, unaudited supplemental pro forma revenue totaled approximately $2.9 billion and $3.0 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $14.5 million and $27.2 million, respectively. For the six month periods ended June 30, 2023 and 2022, unaudited supplemental pro forma revenue totaled approximately $5.4 billion and $5.3 billion, respectively, and unaudited supplemental pro forma net loss totaled approximately $68.7 million and $47.4 million, respectively. Supplemental pro forma information for the Company’s first quarter 2023 acquisition has not been presented for the pre-acquisition periods due to the impracticability of obtaining accurate or reliable historical financial information for the assets of the entity that was acquired.
Acquisition-related results. For the three and six month periods ended June 30, 2023, the Company’s consolidated results of operations included acquisition-related revenue of approximately $569.7 million and $970.3 million, respectively, including a total of approximately $520.6 million and $890.6 million, respectively, for IEA. For the three and six month periods ended June 30, 2022, the Company’s consolidated results of operations included acquisition-related revenue of approximately $602.3 million and $1,307.0 million, respectively, including a total of approximately $480.4 million and $1,028.5 million, respectively, for HMG and INTREN in the aggregate. For the three and six month periods ended June 30, 2023, the Company’s consolidated results of operations included acquisition-related net losses of approximately $13.3 million and $41.5 million, respectively, based on the Company’s consolidated effective tax rates, and for the three and six month periods ended June 30, 2022, the Company’s consolidated results of operations included acquisition-related net income of approximately $18.7 million and $9.4 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of acquired intangible assets and certain acquisition integration costs, and exclude the effects of interest expense associated with consideration paid for the related acquisitions.
Acquisition and integration costs. The Company has incurred certain acquisition and integration costs in connection with its recent acquisitions, which costs are included within general and administrative expenses, costs of revenue, excluding depreciation and amortization, and other expense, as appropriate. Acquisition and integration costs include: i) the costs of integrating acquired entities, such as: employee termination expenses, including employee compensation relating to the elimination of certain positions that were determined to be redundant, and other integration-type costs, including operating cost redundancies, facility consolidation expenses, lease termination expenses, losses on disposal of identified assets, system migration expenses, training and other integration costs; and ii) legal, professional and other fees associated with the consummation of these acquisitions, including fees paid in connection with certain transaction-related financing commitments, including, in the second half of 2022, bridge financing related to the IEA acquisition. The Company is currently in the process of integrating these acquisitions and expects to incur additional acquisition and integration expenses. For the three and six month periods ended June 30, 2023, such acquisition and integration costs totaled approximately $22.7 million and $39.8 million, respectively, of which $20.4 million and $35.0 million, respectively, was included within general and administrative expenses, and $2.3 million and $4.8 million, respectively, was included within costs of revenue, excluding depreciation and amortization, for the respective periods. Acquisition and integration costs for the three and six month periods ended June 30, 2022 totaled approximately $12.5 million and $26.1 million, respectively, which amounts were included within general and administrative expenses. As of June 30, 2023 and December 31, 2022, approximately $7.0 million and $5.5 million, respectively, was included within current liabilities within the consolidated balance sheets related to such costs.
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
Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability, also referred to as the “exit price,” in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value guidance establishes a valuation hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs that may be used are: (i) Level 1 - quoted market prices in active markets for identical assets or liabilities; (ii) Level 2 - observable market-based inputs or other observable inputs; and (iii) Level 3 - significant unobservable inputs that cannot be corroborated by observable market data, which are generally determined using valuation models incorporating management estimates of market participant assumptions.
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for mandatorily redeemable non-controlling interests (together, “Earn-outs”), that are contingent upon the acquired business achieving certain levels of earnings in the future. As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company’s Earn-out liabilities totaled $99.2 million and $127.4 million, respectively, of which $0.7 million and $13.9 million, respectively, related to mandatorily redeemable non-controlling interests. Earn-out liabilities included within other current liabilities totaled approximately $31.5 million and $37.7 million as of June 30, 2023 and December 31, 2022, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which was 12.0% as of June 30, 2023, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of June 30, 2023, the range of potential undiscounted Earn-out liabilities was estimated to be between $16 million and $121 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. For both the three and six month periods ended June 30, 2023, there were no additions from new business combinations. For the three month period ended June 30, 2022, there were no additions from new business combinations, and additions for the six month period ended June 30, 2022 totaled approximately $1.7 million. There were no measurement period adjustments in either of the three or six month periods ended June 30, 2023. Measurement period adjustments totaled an increase of approximately $3.4 million for the three month period ended June 30, 2022 and related to the Company’s Oil and Gas segment, and for the six month period ended June 30, 2022, totaled an increase, net, of approximately $1.5 million and related to a net increase in the Company’s Oil and Gas segment, partially offset by a decrease in its Communications segment. For the three and six month periods ended June 30, 2023, fair value adjustments totaled a decrease, net, of approximately $1.8 million and $2.1 million, respectively, and related to a net decrease in the Company’s Communications segment, partially offset by a net increase, primarily within the Company’s Clean Energy and Infrastructure and Oil and Gas segments. The decrease in the Communications segment included a reduction of approximately $11.6 million related to mandatorily redeemable non-controlling interests for both periods. For both the three and six month periods ended June 30, 2022, fair value adjustments totaled a decrease, net, of approximately $1.3 million and related primarily to the Company’s Communications segment. For the three and six month periods ended June 30, 2023, Earn-out payments totaled approximately $24.5 million and $26.1 million, respectively, including approximately $1.7 million related to mandatorily redeemable non-controlling interests for the six month period ended June 30, 2023. For both the three and six month periods ended June 30, 2022, Earn-out payments totaled $26.8 million.

Equity Investments
The Company’s equity investments as of June 30, 2023 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). As of June 30, 2023, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs, nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated. The carrying values of the Company’s VIEs totaled approximately $26 million and $24 million as of June 30, 2023 and December 31, 2022, respectively, which amounts are recorded within other long-term assets in the consolidated balance sheets, and management believes that the Company’s maximum exposure to loss for its VIEs, inclusive of additional financing commitments, approximated $37 million for both periods.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment, which is referred to as the “adjusted cost basis.” As of June 30, 2023 and December 31, 2022, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $321 million and $306 million, respectively. As of both June 30, 2023 and December 31, 2022, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $20 million. There were no impairments related to these investments in any of the three or six month periods ended June 30, 2023 or 2022.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $7.5 million and $15.4 million for the three and six month periods ended June 30, 2023, respectively, and totaled approximately $7.6 million and $15.0 million for the three and six month periods ended June 30, 2022, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled approximately $1.5 million and $5.8 million for the three and six month periods ended June 30, 2023, respectively, and totaled approximately $4.6 million and $7.6 million for the three and six month periods ended June 30, 2022, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $120.2 million as of June 30, 2023. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $273 million and $263 million as of June 30, 2023 and December 31, 2022, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three and six month periods ended June 30, 2023, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $6.1 million and $0.5 million, respectively, or $4.6 million and $0.4 million, net of tax, respectively. For the three and six month periods ended June 30, 2022, unrecognized unrealized activity related to the Waha JV swaps totaled gains of approximately $10.4 million and $28.7 million, respectively, or $7.8 million and $21.6 million, net of tax, respectively.
Other Investments. The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments. As of June 30, 2023 and December 31, 2022, the Company had an aggregate investment of approximately $22 million and $21 million, respectively, in these entities, including $18 million for FM Tech as of both periods. The Company made no equity contributions related to its investments in these telecommunications entities in either of the three or six month periods ended June 30, 2023. For the three and six month periods ended June 30, 2022, the Company made equity contributions related to its investments in these telecommunications entities totaling approximately $0.6 million and $1.1 million, respectively. Equity in losses, net, related to the Company’s proportionate share of losses from these telecommunications entities totaled approximately $0.1 million for the three month period ended June 30, 2023, and for the six month period ended June 30, 2023, equity in earnings, net, related to the Company’s proportionate share of income from these entities totaled approximately $1.0 million. For the three and six month periods ended June 30, 2022, equity in losses, net, related to the Company’s proportionate share of losses from these entities totaled approximately $0.5 million and $0.9 million, respectively.
Certain of these telecommunications entities provide services to MasTec. Expense recognized in connection with services provided by these entities totaled approximately $0.5 million and $1.0 million for the three and six month periods ended June 30, 2023, respectively, and totaled approximately $1.6 million and $2.5 million for the three and six month periods ended June 30, 2022, respectively. As of both June 30, 2023 and December 31, 2022, related amounts payable to these entities totaled approximately $0.2 million. In addition, the Company had an employee leasing arrangement with one of these entities and has advanced certain amounts to these entities. For both the three and six month periods ended June 30, 2023, employee lease expenses and advances to these entities totaled approximately $0.4 million. For the three and six month periods ended June 30, 2022, there were no employee lease expenses or advances to these entities. As of June 30, 2023 and December 31, 2022, receivables related to these arrangements totaled approximately $4.1 million and $3.8 million, respectively.
The Company has 49% equity interests in certain entities included within its Communications and Power Delivery segments that are accounted for as equity method investments, for which its aggregate investment as of both June 30, 2023 and December 31, 2022 totaled approximately $3 million. For the three and six month periods ended June 30, 2023, equity in earnings, net, related to these entities totaled approximately $0.2 million and $0.1 million, respectively, and for the three and six month periods ended June 30, 2022, equity in losses, net, totaled approximately $0.2 million and $0.3 million, respectively. Certain of these entities provide construction services to MasTec. Expense recognized in connection with construction services provided by these entities totaled approximately $0.2 million and $0.6 million for the three and six month periods ended June 30, 2023, respectively, and for the three and six month periods ended June 30, 2022, expenses recognized totaled approximately $1.4 million and $5.0 million, respectively. As of both June 30, 2023 and December 31, 2022, related amounts payable were de minimis. In addition, the Company has line of credit arrangements with these entities, which, as of June 30, 2023 and December 31, 2022, provide for up to $3.0 million and $4.5 million, respectively, of borrowing availability. There were no borrowings as of June 30, 2023, and as of December 31, 2022, $0.6 million was drawn, which amount was included within other current assets in the consolidated balance sheets.
The Company has a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer and VIE, which is accounted for as an equity method investment. As of June 30, 2023, a total of $2.1 million of the $2.5 million initial commitment had been funded, of which $0.2 million was funded in both the six month periods ended June 30, 2023 and 2022. Equity in losses related to the Company’s proportionate share of losses from this investment was de minimis for the three month period ended June 30, 2023, and totaled approximately $0.1 million for the six month period ended June 30, 2023. For the three and six month periods ended June 30, 2022, equity in losses related to this entity totaled approximately $0.1 million and $0.3 million, respectively.
The Company also has certain equity investments in American Virtual Cloud Technologies, Inc. (“AVCT”), in which the Company has no active involvement. AVCT filed for bankruptcy in the first quarter of 2023, during which period the Company wrote-off its remaining $0.2 million investment.
Senior Notes
As of both June 30, 2023 and December 31, 2022, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600.0 million, and their estimated fair value totaled approximately $552.9 million and $534.0 million for the respective periods. As of June 30, 2023 and December 31, 2022, the gross carrying amount of the Company’s 6.625% senior notes due August 15, 2029 totaled $282.8 million and $281.2 million, respectively, which notes are composed of $225.1 million aggregate principal amount of 6.625% IEA senior notes (the “6.625% IEA Senior Notes”) and $74.9 million aggregate principal amount of 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”), collectively, the “6.625% Senior Notes”). The estimated fair value of the 6.625% Senior Notes totaled approximately $285.0 million and $280.5 million as of June 30, 2023 and December 31, 2022, respectively. The estimated fair values of the Company’s 4.50% Senior Notes and 6.625% Senior Notes were determined based on an exit price approach using Level 1 inputs.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	June 30, 2023	December 31, 2022
Contract billings	$1,492.2	$1,408.1
Less allowance	(7.0)	(8.4)
Accounts receivable, net of allowance	$1,485.2	$1,399.7

Retainage	353.9	401.9
Unbilled receivables	1,496.8	1,328.0
Contract assets	$1,850.7	$1,729.9
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement (generally, from 5% to 10% of contract billings). For the six month period ended June 30, 2023, provisions for credit losses totaled a recovery of approximately $0.7 million, and for the six month period ended June 30, 2022, provisions for credit losses totaled approximately $0.5 million. Impairment losses on contract assets were not material in either period.
Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $487.2 million and $406.2 million as of June 30, 2023 and December 31, 2022, respectively, of which deferred revenue comprised approximately $476.7 million and $390.3 million, respectively. The increase in contract liabilities as of June 30, 2023 was driven primarily by ordinary course project activity related to new project starts within the Company’s Clean Energy and Infrastructure segment. For the six month period ended June 30, 2023, the Company recognized revenue of approximately $342.2 million related to amounts that were included in deferred revenue as of December 31, 2022, resulting primarily from the advancement of physical progress on the related projects during the period, including amounts from recently acquired businesses.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank, in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $4.2 million and $1.5 million for the three month periods ended June 30, 2023 and 2022, respectively, and totaled $8.0 million and $2.5 million, respectively, for the six month periods ended June 30, 2023 and 2022. The Company also has financing arrangements with certain customers, which arrangements were not considered significant as of June 30, 2023.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	June 30, 2023	December 31, 2022
Land	$73.6	$73.5
Buildings and leasehold improvements	91.0	86.7
Machinery, equipment and vehicles	2,957.5	2,797.0
Office equipment, furniture and internal-use software	315.4	286.8
Construction in progress	52.9	67.4
Total property and equipment	$3,490.4	$3,311.4
Less accumulated depreciation and amortization	(1,736.7)	(1,557.3)
Property and equipment, net	$1,753.7	$1,754.1
As of June 30, 2023 and December 31, 2022, the gross amount of capitalized internal-use software totaled $202.9 million and $186.6 million, respectively, and, net of accumulated amortization, totaled $48.1 million and $39.9 million, respectively. Beginning in the second quarter of 2023, the depreciable lives of certain assets were updated on a prospective basis to better align the respective assets’ lives with their expected useful lives, based on our current assessment of the physical and economic factors of the related assets, which resulted in a $2 million decrease in depreciation expense for the three and six month periods ended June 30, 2023.
Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2023	December 31, 2022
Senior credit facility:	November 1, 2026
Revolving loans		$1,007.0	$896.0
Term loan		345.6	350.0
4.50% Senior Notes	August 15, 2028	600.0	600.0
6.625% Senior Notes	August 15, 2029	282.8	281.2
2022 Term Loan Facility	October 7, 2025 and October 7, 2027	700.0	700.0
Finance lease and other obligations		404.1	414.5
Total debt obligations		$3,339.5	$3,241.7
Less unamortized deferred financing costs		(15.6)	(17.6)
Total debt, net of deferred financing costs		$3,323.9	$3,224.1
Current portion of long-term debt		169.3	171.9
Long-term debt		$3,154.6	$3,052.2
Senior Credit Facility
As of June 30, 2023, the Company’s senior unsecured credit facility (the “Credit Facility”) had aggregate borrowing commitments totaling approximately $2.25 billion, which amount is composed of $1.9 billion of revolving commitments and a term loan with an original principal amount of $350 million (the “Term Loan”). The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million, which quarterly installments increase to approximately $4.4 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments. As of June 30, 2023 and December 31, 2022, the fair values of the Credit Facility and Term Loan, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated their carrying values.

Revolving loans accrued interest at weighted average rates of approximately 6.90% and 5.82% per annum as of June 30, 2023 and December 31, 2022, respectively. The Term Loan accrued interest at rates of 6.83% and 5.80% as of June 30, 2023 and December 31, 2022, respectively. Letters of credit of approximately $111.0 million and $143.1 million were issued as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, letter of credit fees accrued at 0.6875% and 0.5625% per annum, respectively, for performance standby letters of credit, and for financial standby letters of credit, accrued at 1.625% and 1.375% per annum, respectively. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2023 and December 31, 2022, availability for revolving loans totaled $782.0 million and $860.9 million, respectively, or up to $539.0 million and $506.9 million, respectively, for new letters of credit. There were no borrowings denominated in foreign currencies as of either June 30, 2023 or December 31, 2022. Revolving loan borrowing capacity included $300.0 million of availability in either Canadian dollars or Mexican pesos as of both June 30, 2023 and December 31, 2022. The unused facility fee as of June 30, 2023 and December 31, 2022 accrued at a rate of 0.225% and 0.200% per annum, respectively.
Other Credit Facilities
The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. There were no outstanding borrowings under the Company’s other credit facilities as of either June 30, 2023 or December 31, 2022. Additionally, the Company has a separate credit facility, under which it may issue performance standby letters of credit.  As of June 30, 2023 and December 31, 2022, letters of credit issued under this facility totaled $17.2 million and $23.6 million, respectively, which accrued fees at 0.90% and 0.75% per annum, respectively.
2022 Term Loan Facility
As of June 30, 2023, the Company has $700.0 million of additional unsecured term loans entered into in connection with the acquisition of IEA, composed of a three-year term loan of $400.0 million in principal amount (the “Three-Year Tranche”) maturing on October 7, 2025, and a five-year term loan of $300.0 million in principal amount (the “Five-Year Tranche”) maturing on October 7, 2027 (together, the “2022 Term Loan Facility”). The Three-Year Tranche is not subject to amortization. The Five-Year Tranche is subject to amortization in quarterly principal installments of approximately $3.75 million commencing on March 31, 2024, which installment will increase to $7.5 million on March 31, 2026 until maturity, subject to the application of certain prepayments. As of June 30, 2023, the Three- and Five-Year Tranches accrued interest at rates of 6.621% and 6.746%, respectively, and as of December 31, 2022, the Three- and Five-Year Tranches accrued interest at rates of 5.692% and 5.817%, respectively. As of June 30, 2023 and December 31, 2022, the fair value of the 2022 Term Loan Facility, as estimated based on an income approach, utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both June 30, 2023 and December 31, 2022.
Additional Information
As of June 30, 2023 and December 31, 2022, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $25.4 million and $24.8 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 - Debt in the Company’s 2022 Form 10-K.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including related party leases. As of June 30, 2023, the Company’s leases have remaining lease terms of up to sixteen years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for one to five years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of June 30, 2023 and December 31, 2022 totaled $701.0 million and $720.1 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $501.5 million and $535.3 million as of June 30, 2023 and December 31, 2022, respectively. Depreciation expense associated with finance leases totaled $24.5 million and $20.0 million for the three month periods ended June 30, 2023 and 2022, respectively, and totaled $52.5 million and $40.3 million for the six month periods ended June 30, 2023 and 2022, respectively.
Operating Leases
Operating lease additions for the three month periods ended June 30, 2023 and 2022 totaled $97.2 million and $18.4 million, respectively, and for the six month periods ended June 30, 2023 and 2022, totaled $123.5 million and $45.3 million, respectively. For the three month periods ended June 30, 2023 and 2022, rent expense for leases that have terms in excess of one year totaled approximately $37.5 million and $33.9 million, respectively, of which $3.6 million and $2.5 million, respectively, represented variable lease costs. For the six month periods ended June 30, 2023 and 2022, rent expense for such leases totaled approximately $72.7 million and $67.9 million, respectively, of which $7.6 million and $5.5 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $130.7 million and $53.7 million for the three month periods ended June 30, 2023 and 2022, respectively, and totaling approximately $241.8 million and $159.3 million for the six month periods ended June 30, 2023 and 2022, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of June 30, 2023 were as follows (in millions):

	Finance Leases	Operating Leases
2023, remaining six months	$85.1	$64.6
2024	141.5	113.3
2025	104.8	88.4
2026	47.7	59.0
2027	10.9	27.6
Thereafter	1.8	34.4
Total minimum lease payments	$391.8	$387.3
Less amounts representing interest	(24.3)	(33.7)
Total lease obligations, net of interest	$367.5	$353.6
Less current portion	144.9	117.6
Long-term portion of lease obligations, net of interest	$222.6	$236.0
As of June 30, 2023, finance leases had a weighted average remaining lease term of 2.8 years, with a weighted average discount rate of 4.4%, and non-cancelable operating leases had a weighted average remaining lease term of 4.2 years, with a weighted average discount rate of 4.1%.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of June 30, 2023, there were approximately 2,739,000 shares available for future grant. Non-cash stock-based compensation expense under all plans totaled $8.6 million and $6.8 million for the three month periods ended June 30, 2023 and 2022, respectively, and totaled $17.1 million and $13.2 million for the six month periods ended June 30, 2023 and 2022, respectively. Income tax benefits associated with stock-based compensation arrangements totaled $1.5 million and $1.2 million for the three month periods ended June 30, 2023 and 2022, respectively. For the six month periods ended June 30, 2023 and 2022, income tax benefits totaled $11.8 million and $3.4 million, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $8.9 million and $0.9 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of June 30, 2023, total unearned compensation related to restricted shares was approximately $57.9 million, which amount is expected to be recognized over a weighted average period of approximately 2.0 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled approximately $0.7 million and $0.2 million for the three month periods ended June 30, 2023 and 2022, respectively, and totaled approximately $78.0 million and $19.2 million for the six month periods ended June 30, 2023 and 2022, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2022	2,049,280	$52.33
Granted	201,511	96.02
Vested	(852,492)	27.68
Canceled/forfeited	(30,072)	47.30
Non-vested restricted shares, as of June 30, 2023	1,368,227	$74.24
(a)    Includes 1,000 and 2,150 restricted stock units as of June 30, 2023 and December 31, 2022, respectively.
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

For the three month periods ended June 30, 2023 and 2022, 25,353 shares and 31,888 shares, respectively, were purchased by participants under the Company’s ESPPs for $2.1 million and $1.8 million, respectively, and for the six month periods ended June 30, 2023 and 2022, 46,651 shares and 56,625 shares, respectively, were purchased for $3.8 million and $3.6 million, respectively. Shares purchased by participants under the Company’s ESPPs in each of the three and six month periods ended June 30, 2023 and 2022 were reacquired by the Company on the open market. Compensation expense associated with the Company’s ESPPs totaled approximately $0.4 million and $0.3 million for the three month periods ended June 30, 2023 and 2022, respectively, and totaled approximately $0.7 million for both the six month periods ended June 30, 2023 and 2022.
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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended June 30:
2023	7,581	7,727	$21.3	$16.5	$37.8
2022	6,672	7,136	$22.3	$13.9	$36.2
For the Six Months Ended June 30:
2023	6,806	7,727	$43.1	$29.9	$73.0
2022	6,601	7,136	$39.3	$27.1	$66.4
The fluctuations in the number of employees covered under multiemployer plans and associated contributions in the table above related primarily to the timing of activity for the Company’s union resource-based projects, as well as the effects of the Company’s recent acquisitions. For the three and six month periods ended June 30, 2023, multiemployer plan activity was driven primarily by project work within the Company’s Power Delivery operations and acquisition-related project work within the Company’s Clean Energy and Infrastructure operations, whereas for the three and six month periods ended June 30, 2022, activity was driven primarily by acquisition-related project work within the Company’s Power Delivery operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The Company’s share repurchase programs do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. There were no share repurchases under the Company’s share repurchase programs in either of the three or six month periods ended June 30, 2023. For the three and six month periods ended June 30, 2022, the Company repurchased 0.9 million and 1.1 million shares of its common stock, respectively, under its share repurchase programs for an aggregate purchase price of approximately $67.5 million and $81.3 million, respectively. Of the total repurchased shares, 0.1 million shares were repurchased in the first quarter of 2022 for $8.6 million under the Company’s December 2018 $100 million share repurchase program, which completed the program. The remaining 1.0 million shares were repurchased for $72.7 million under the Company’s March 2020 $150 million share repurchase program. As of June 30, 2023, $77.3 million was available for future share repurchases under the Company’s March 2020 share repurchase program.
Accumulated Other Comprehensive Loss
Unrealized foreign currency translation activity, net, in each of the three and six month periods ended June 30, 2023 and 2022 relates primarily to the Company’s operations in Canada and Mexico. Unrealized investment activity in each of the three and six month periods ended June 30, 2023 and 2022 relates to unrealized fair value gains or losses associated with the Waha JV interest rate swaps. See Note 4 - Fair Value of Financial Instruments for additional information.

Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended June 30, 2023 and 2022, the Company’s consolidated effective tax rates were 14.9% and 10.9%, respectively, and for the six month periods ended June 30, 2023 and 2022 were 39.6% and 37.4%, respectively. The Company’s effective tax rate for the six month period ended June 30, 2023 included the effects of a net tax benefit of approximately $8.9 million related to share-based payment awards offset by an increase in non-deductible expenses, and for the six month period ended June 30, 2022, included a net benefit of approximately $1.0 million related to share-based payment awards as well as a benefit of approximately $2.0 million from the true-up of certain prior year non-deductible expenses.
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, as well as infrastructure for utilities, among others. The Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage for renewable energy; various types of heavy civil and industrial infrastructure, including rail; and environmental remediation services. The Company performs engineering, construction, maintenance and other services for pipeline distribution, including natural gas, carbon capture sequestration, water and pipeline integrity and other services for the energy and utilities industries through its Oil and Gas segment. The Power Delivery segment primarily serves the energy and utility industries through the engineering, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas transmission lines, distribution network systems and substations; and environmental planning and compliance services. The Other segment includes certain equity investees, the services of which may vary from those provided by the Company’s primary segments, as well as other small business units that perform construction and other services for certain international end-markets.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2023	2022	2023	2022
Communications (a)	$868.7	$822.0	$1,675.2	$1,486.2
Clean Energy and Infrastructure	969.7	494.5	1,794.6	930.4
Oil and Gas	341.8	341.2	598.3	552.2
Power Delivery	702.6	646.5	1,412.0	1,296.9
Other	—	—	—	—
Eliminations	(8.7)	(2.4)	(21.3)	(9.5)
Consolidated revenue	$2,874.1	$2,301.8	$5,458.8	$4,256.2
(a)    Revenue generated primarily by utilities customers represented 23.6% and 24.1% of Communications segment revenue for the three month periods ended June 30, 2023 and 2022, respectively, and represented 23.6% and 24.8% for the six month periods ended June 30, 2023 and 2022, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA:	2023	2022	2023	2022
Communications	$89.5	$84.2	$142.3	$124.6
Clean Energy and Infrastructure	33.2	(5.2)	38.5	5.6
Oil and Gas	77.0	62.8	91.5	84.2
Power Delivery	57.1	41.4	104.5	87.5
Other	6.8	7.4	13.9	14.4
Segment EBITDA	$263.6	$190.6	$390.7	$316.3
For the three month period ended June 30, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $4.6 million, $16.4 million and $0.3 million, respectively, of acquisition and integration costs related to the Company’s recent acquisitions, and Corporate EBITDA included $1.4 million of such costs, and, for the six month period ended June 30, 2023, $13.5 million, $21.7 million, $1.9 million and $2.7 million, of such costs were included in EBITDA of the segments and Corporate, respectively. For the three month period ended June 30, 2022, Communications, Oil and Gas, Power Delivery and Corporate EBITDA included $1.1 million, $1.4 million, $7.0 million and $3.0 million of such acquisition and integration costs, respectively, and for the six month period ended June 30, 2022, $1.9 million, $3.3 million, $14.1 million and $6.8 million, of such costs were included in EBITDA of the segments and Corporate, respectively. Additionally, for the six month period ended June 30, 2023, Corporate EBITDA included fair value losses related to an investment of $0.2 million, and for the three and six month periods ended June 30, 2022, Corporate EBITDA included $2.2 million and $7.1 million of such fair value losses, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA Reconciliation:	2023	2022	2023	2022
Income (loss) before income taxes	$19.7	$18.2	$(105.6)	$(29.9)
Plus:
Interest expense, net	59.4	19.4	112.1	35.4
Depreciation	103.0	87.0	210.3	172.2
Amortization	42.0	27.7	84.0	53.3
Corporate EBITDA	39.4	38.3	89.9	85.3
Segment EBITDA	$263.6	$190.6	$390.7	$316.3

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Depreciation and Amortization:	2023	2022	2023	2022
Communications	$34.0	$30.7	$68.6	$59.7
Clean Energy and Infrastructure	31.7	11.7	70.1	23.1
Oil and Gas	36.6	32.2	70.9	63.8
Power Delivery	40.2	36.8	79.4	72.5
Other	—	—	—	—
Corporate	2.6	3.3	5.3	6.4
Consolidated depreciation and amortization	$145.1	$114.7	$294.3	$225.5

Assets:	June 30, 2023	December 31, 2022
Communications	$2,495.2	$2,378.6
Clean Energy and Infrastructure	2,819.6	2,979.9
Oil and Gas	1,692.1	1,544.2
Power Delivery	1,856.8	1,967.9
Other	307.6	297.3
Corporate	116.5	125.4
Consolidated assets	$9,287.8	$9,293.3
Foreign Operations and Other. MasTec operates primarily in the United States and Canada, and, to a far lesser extent, in Mexico, the Caribbean and India. Revenue derived from U.S. operations totaled $2.9 billion and $2.3 billion for the three month periods ended June 30, 2023 and

2022, respectively, and totaled $5.4 billion and $4.2 billion for the six month periods ended June 30, 2023 and 2022, respectively. Revenue derived from foreign operations totaled $22.1 million and $51.3 million for the three month periods ended June 30, 2023 and 2022, respectively, and totaled $49.6 million and $75.8 million for the six month periods ended June 30, 2023 and 2022, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $1.7 billion as of both June 30, 2023 and December 31, 2022, and for the Company’s businesses in foreign countries, totaled $19.4 million and $21.0 million, for the respective periods. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $2.9 billion and $3.0 billion as of June 30, 2023 and December 31, 2022, respectively, and for the Company’s businesses in foreign countries, totaled approximately $34.7 million and $35.5 million, respectively. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of June 30, 2023 amounts due from customers from which foreign revenue was derived accounted for less than 1% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue, and as of December 31, 2022, such amounts accounted for approximately 1% of the Company’s consolidated net accounts receivable position. Revenue from governmental entities for the three and six month periods ended June 30, 2023 totaled approximately 12% and 10%, of total revenue, respectively, and for both the three and six month periods ended June 30, 2022, totaled approximately 7% of total revenue, substantially all of which was derived from the Company’s U.S. operations.
Significant Customers
No customer represented greater than 10% of the Company’s total consolidated revenue in any of the three or six month periods ended June 30, 2023 and 2022.
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
Acquired Legacy Solar Matter. On April 28, 2023, a jury found IEA and its subsidiary, IEA Constructors, LLC (“IEAC” and, together with IEA, the “IEA Entities”), liable to plaintiffs H&L Farms LLC, Shaun Harris, and Amie Harris following a trial in the U.S. District Court for the Middle District of Georgia, Columbus Division (the “Court”), against the IEA Entities, IEAC’s customer, Silicon Ranch Corporation (“SRC”), and engineering firm Westwood Professional Services, Inc. The suit, filed in August 2021, arose out of a project that commenced in 2021 involving the construction by IEAC of a solar farm for SRC. The project was constructed on SRC’s property located adjacent to a 1,400 acre tract of land that plaintiffs purchased in March 2021 for approximately $3.3 million.
The plaintiffs brought various causes of action under Georgia law, including trespass, nuisance, and negligence, arising out of the defendants’ alleged failure to exercise appropriate efforts required by Georgia law to prevent and remediate soil erosion and sedimentary run-off that flowed from SRC’s property into a 21-acre lake on plaintiffs’ property. Following trial, the jury awarded Mr. and Mrs. Harris $4.5 million each for loss of use and enjoyment of the lake and awarded H&L Farms (the legal owner) another $1.5 million in remediation costs. These damages were apportioned 30% to SRC, 40% to IEA, and 30% to IEAC. The jury also awarded $25 million in punitive damages against SRC and $50 million in punitive damages against each of the IEA Entities. The Court entered judgment on the verdict and issued an injunction requiring IEAC to remediate the sedimentary run-off as quickly as possible.
Subsequently, the IEA Entities filed a post-trial motion seeking multiple avenues of relief from the verdict, including elimination of all damages against IEA because they believe there was no evidence to support holding it liable, a new trial for both IEA Entities because of serial misconduct of plaintiffs’ counsel, a substantial reduction of the remediation award because it was not supported by the evidence and of the loss of use and enjoyment awards because they far exceed the appraised value of the lake. The motion also seeks a reduction of the punitive damages to $250,000 per plaintiff under Georgia’s statutory cap based on the IEA entities’ belief of an absence of evidence that either of the IEA Entities acted with a specific intent to cause harm and, failing that, to no more than the amount of the compensatory damages left standing after post-trial review. Plaintiffs have filed their opposition to the motion, which is now pending the Court’s ruling.
Following trial, Mr. and Mrs. Harris filed a motion for damages under the Georgia frivolous claim/defense statute, seeking $1 million in damages for each of them in compensation for their ostensible stress in pursuing their claims in litigation and an unspecified amount of attorneys’ fees which could be as much as 45% of any amount of damages remaining after post-verdict review. The IEA Entities have challenged this motion, which is now pending the Court’s determination, on both substantive and procedural grounds.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2023 and December 31, 2022, there were $128.2 million and $166.7 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of June 30, 2023 or December 31, 2022.

Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2023 and December 31, 2022, outstanding performance and payment bonds approximated $5,389.2 million and $4,855.5 million, respectively, and estimated costs to complete projects secured by these bonds totaled $1,789.7 million and $1,739.9 million, respectively. Included in these balances as of June 30, 2023 and December 31, 2022 are $357.9 million and $115.8 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of four civil construction projects, and one 49% undivided interest in pipeline project work. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of June 30, 2023, the Company was not aware of material future claims against it in connection with these arrangements. For the six month period ended June 30, 2023, the Company provided $0.5 million of project-related financing to its contractual joint ventures, which amount was outstanding as of June 30, 2023. Included in the Company’s cash balances as of June 30, 2023 and December 31, 2022 are amounts held by entities that are proportionately consolidated totaling $23.2 million and $25.7 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.
The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $0.9 million and $1.1 million as of June 30, 2023 and December 31, 2022, respectively, and are generally not available for use in the Company’s other operations.
As of June 30, 2023 and December 31, 2022, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $196.0 million and $176.7 million, respectively, of which $123.9 million and $109.3 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.4 million and $4.1 million as of June 30, 2023 and December 31, 2022, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $56.4 million and $95.6 million as of June 30, 2023 and December 31, 2022, respectively. Outstanding surety bonds related to self-insurance programs amounted to $148.6 million and $110.9 million as of June 30, 2023 and December 31, 2022, respectively.
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
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of June 30, 2023, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans. In connection with the IEA acquisition, the Company assumed a multiemployer pension plan withdrawal liability, under which IEA is currently obligated to make monthly payments of approximately $10,000. As of both June 30, 2023 and December 31, 2022, the remaining obligation approximated $1.9 million.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2023 and December 31, 2022, the Company had accrued project close-out liabilities of approximately $20 million and $40 million, respectively. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company had approximately 1,305 customers for the six month period ended June 30, 2023. No customer represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue, as of either June 30, 2023 or December 31, 2022. For the three month periods ended June 30, 2023 and 2022, the Company derived approximately 35% and 42%, respectively, of its revenue from its top ten customers, and derived 36% and 43% for the six month periods ended June 30, 2023 and 2022, respectively.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing, business development and administrative activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended June 30, 2023 and 2022, such payments to related party entities totaled approximately $10.7 million and $7.8 million, respectively, and for the six month periods ended June 30, 2023 and 2022, totaled approximately $26.8 million and $14.6 million, respectively. Payables associated with such arrangements totaled approximately $1.3 million and $2.6 million as of June 30, 2023 and December 31, 2022, respectively. Revenue from such related party arrangements totaled approximately $5.2 million and $1.3 million for the three month periods ended June 30, 2023 and 2022, respectively, and for the six month periods ended June 30, 2023 and 2022, totaled approximately $7.4 million and $5.1 million, respectively. Related amounts receivable totaled approximately $4.4 million and $3.2 million as of June 30, 2023 and December 31, 2022, respectively.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. For the three and six month periods ended June 30, 2023, MasTec paid CCI approximately $0.3 million and $1.3 million, respectively, related to this activity, and for the three and six month periods ended June 30, 2022, MasTec paid approximately $0.7 million and $1.7 million, respectively. Amounts payable to CCI totaled approximately $0.6 million as of both June 30, 2023 and December 31, 2022.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For both the three and six month periods ended June 30, 2023, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $0.4 million, and for both the three and six month periods ended June 30, 2022, subcontracting expenses totaled approximately $0.1 million. Related amounts payable totaled approximately $0.3 million as of June 30, 2023, and as of December 31, 2022, such payables were de minimis.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For the three month periods ended June 30, 2023 and 2022, MasTec paid approximately $0.7 million and $0.6 million, respectively, related to this leasing arrangement, and for the six month periods ended June 30, 2023 and 2022, MasTec paid approximately $1.4 million and $1.3 million, respectively.
MasTec has performed construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Services provided by MasTec have included the construction of a soccer facility and stadium as well as wireless infrastructure services. MasTec expects to perform additional construction services for the Franchise beginning in the second half of 2023. For the three and six month periods ended June 30, 2023, MasTec charged approximately $0.1 million and $0.2 million, respectively under these arrangements, and related amounts receivable totaled approximately $0.2 million as of June 30, 2023. Payments for other expenses related to the Franchise for both the three month periods ended June 30, 2023 and 2022 totaled approximately $0.2 million, and for the six month periods ended June 30, 2023 and 2022, totaled approximately $0.6 million and $0.3 million, respectively.
MasTec has a subcontracting arrangement to perform construction services for an entity, in which José R. Mas has a minority interest, and of which a member of management of a MasTec subsidiary owns the remaining interest. For the three month periods ended June 30, 2023 and 2022, revenue recognized by MasTec under this arrangement totaled approximately $36.1 million and $31.9 million, respectively, and totaled approximately $77.9 million and $60.7 million, respectively, for the six month periods ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, related amounts receivable totaled approximately $50.4 million and $42.0 million, respectively. MasTec pays a management fee to this entity in connection with the subcontracting arrangement, under which MasTec incurred approximately $0.7 million and $0.5 million for the three month periods ended June 30, 2023 and 2022, respectively, and totaled approximately $1.2 million and $0.7 million, respectively, for the six month periods ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, related amounts payable totaled approximately $0.1 million and $0.3 million, respectively.
From time to time, the Company advances amounts to the former owners of acquired businesses, which, under the provisions of the related purchase agreements, the former owners are obligated to repay. The Company made no advances for the three month period ended June 30, 2023, and for the three month period ended June 30, 2022, such advances totaled approximately $0.1 million. For the six month periods ended June 30, 2023 and 2022, such advances totaled approximately $0.1 million and $1.4 million, respectively. Amounts receivable for such advances totaled approximately $2.1 million and $2.0 million as of June 30, 2023 and December 31, 2022, respectively. In addition, the Company has a subcontracting arrangement with an entity in which it has a 25% interest. The Company’s interest in this entity is accounted for as an equity method investment. For both the three and six month periods ended June 30, 2023, the Company made equity contributions of approximately $3.6 million to this entity, of which $0.2 million was paid in cash. The Company made no equity contributions for the three month period ended June 30, 2022, and for the six month period ended June 30, 2022 equity contributions totaled approximately $0.5 million. As of June 30, 2023 and December 31, 2022, the Company’s net investment in this entity was a liability of approximately $0.1 million and $0.2 million, respectively, which net amount included approximately $1.1 million of deferred revenue as of June 30, 2023, and $2.3 million of accounts receivable, net, less deferred revenue as of December 31, 2022, related to the subcontracting arrangement as of the respective periods. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. Income recognized in connection with these arrangements totaled approximately $0.2 million for both the three month periods ended June 30, 2023 and 2022, and totaled approximately $0.4 million for both the six month periods ended June 30, 2023 and 2022. As of both June 30, 2023 and December 31, 2022, related amounts receivable totaled $0.4 million.
In 2018, the Company acquired a construction management firm specializing in steel building systems, of which Juan Carlos Mas was a minority owner at the time of acquisition. In the second quarter of 2023, the Company paid $16.1 million of contingent consideration in connection with the finalization of the earn-out arrangement related to this acquisition, as calculated under the terms of the purchase agreement. Approximately 25% of this earn-out payment was paid to Juan Carlos Mas, consistent with the terms of the purchase agreement.
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment, including the ownership interests in two entities that the Company acquired in the second quarter of 2023. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net for additional information. In the first quarter of 2023, the Company acquired the remaining 15% equity interests of the non-controlling interests in one of these entities from two members of subsidiary management for $10.0 million in cash, plus 120,000 shares of MasTec common stock, valued at approximately $11.6 million.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for the other of which José R. Mas is a trustee. The Company paid $0.5 million and $0.7 million, respectively, in the second quarters of 2023 and 2022 in connection with these agreements. As of June 30, 2023 and December 31, 2022, life insurance assets associated with these agreements totaled approximately $27.1 million and $25.8 million, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our business and industry and the assumptions upon which these statements are based. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions, dispositions or other strategic arrangements. Words such as “anticipates,” “expects,” “intends,” “will,” “could,” “would,” “should,” “may,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “targets” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additionally, many of these risks and uncertainties could be amplified by the potential effects of general economic conditions, including levels of inflation and market interest rates, market uncertainty and/or volatility.
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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three and six month periods ended June 30, 2023 and 2022. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2022 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
General Economic, Market and Regulatory Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from negative economic, market and regulatory conditions, including permitting issues, market interest rates, inflationary effects on fuel prices, labor and materials costs, supply chain disruptions and uncertainty from potential market volatility that could adversely affect demand for future projects, delay existing project timing and/or cause increased project costs. We expect the remainder of 2023 to continue to be a dynamic macroeconomic environment, with elevated market interest rates and continuing, but moderating levels of cost inflation, any or all of which could adversely affect our costs and customer demand. These conditions could affect the cost of capital of both us and our customers, as well as our customers’ plans for capital investments and ongoing maintenance expenditures, which could negatively affect demand for our services. The extent to which general economic, market and regulatory conditions could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that we may neither be able to accurately predict nor quantify with specificity.
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
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: power delivery services, including transmission, distribution, environmental planning and compliance; wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline distribution infrastructure, including natural gas, carbon capture sequestration, water and pipeline integrity services; heavy civil; industrial infrastructure; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended June 30, 2023, we had an average of approximately 810 locations and 32,000 employees, respectively, and as of June 30, 2023, we had approximately 860 locations and 33,000 employees, respectively. We offer our services under the MasTec® and other service marks and are ranked among the Top 400 Contractors by Engineering News-Record.
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

Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 47% of our estimated June 30, 2023 backlog in 2023. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	June 30, 2023	March 31, 2023	June 30, 2022
Communications	$5,420	$5,602	$5,031
Clean Energy and Infrastructure	3,324	3,546	1,896
Oil and Gas	2,042	2,013	1,456
Power Delivery	2,656	2,731	2,622
Other	—	—	—
Estimated 18-month backlog	$13,442	$13,892	$11,005
As of June 30, 2023, 54% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from economic or other conditions, supply chain disruptions, inflationary effects, potential market uncertainty, permitting delays, climate-related matters, political unrest, such as military conflicts, effects of public health matters and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, changes in governmental permitting, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of June 30, 2023, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $7.5 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $2.1 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2023 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $1.8 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
Economic, Industry and Market Factors
We closely monitor the effects of changes in economic, industry and market conditions on our customers, including the potential effects of market conditions, including interest rates, inflation or other macroeconomic factors, as well as regulatory and climate-related matters. Changes in general economic and market conditions can affect demand for our customers’ products and services, which can increase or decrease our customers’ planned capital and maintenance budgets in certain end-markets. Market, regulatory and industry factors could affect demand for our services, or the cost to provide such services, including (i) changes to our customers’ capital spending plans, including any potential effects from market interest rates or levels of inflation, market uncertainty and/or volatility, supply chain issues and/or public health matters; (ii) new or changing regulatory requirements, governmental policy changes, and/or customer or industry initiatives, including with respect to climate change, environmental or sustainability matters and/or from changes in governmental permitting; (iii) economic, political or other market developments or uncertainty, including access to capital for customers in the industries we serve and/or political unrest, including military conflicts; (iv) changes in technology, tax and other incentives; and (v) mergers, acquisitions or other business transactions among the customers we serve.
Changes in demand and fluctuations in market prices for energy sources, including oil and gas products, can affect demand for our services. In particular, such changes can affect the level of activity in energy generation projects, including from renewable energy sources, as well as pipeline construction and carbon capture projects. The availability of transportation and transmission capacity can also affect demand for our services, including energy generation, electric grid and pipeline construction projects. These factors, as well as the highly competitive nature of our industry, can result in changes in levels of activity, project mix, and/or the profitability of the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. Market developments, including inflationary effects on fuel, labor and materials costs, and rising market interest rates, have had, and could continue to have, a negative effect on our profitability, to the extent that we have not been, and in the future are not able, to pass these costs through to our customers. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors could have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.

Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations are cyclical and can be subject to seasonal and other variations. For additional information regarding the effects of seasonality and the cyclical nature of our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Form 10-K.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Form 10-K. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three and six months period ended June 30, 2023, there were no material changes in our critical accounting estimates or policies.
For details of our second quarter 2023 quarterly review for indicators of impairment, refer to Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net, in the notes to the consolidated financial statements, which is incorporated by reference.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Revenue	$2,874.1	100.0%	$2,301.8	100.0%	$5,458.8	100.0%	$4,256.2	100.0%
Costs of revenue, excluding depreciation and amortization	2,484.8	86.5%	2,028.1	88.1%	4,844.3	88.7%	3,761.4	88.4%
Depreciation	103.0	3.6%	87.0	3.8%	210.3	3.9%	172.2	4.0%
Amortization of intangible assets	42.0	1.5%	27.7	1.2%	84.0	1.5%	53.3	1.3%
General and administrative expenses	176.2	6.1%	133.8	5.8%	340.1	6.2%	279.2	6.6%
Interest expense, net	59.4	2.1%	19.4	0.8%	112.1	2.1%	35.4	0.8%
Equity in earnings of unconsolidated affiliates, net	(7.5)	(0.3)%	(6.6)	(0.3)%	(16.6)	(0.3)%	(13.4)	(0.3)%
Other income, net	(3.5)	(0.1)%	(5.8)	(0.3)%	(9.7)	(0.2)%	(2.1)	(0.0)%
Income (loss) before income taxes	$19.7	0.7%	$18.2	0.8%	$(105.6)	(1.9)%	$(29.9)	(0.7)%
(Provision for) benefit from income taxes	(2.9)	(0.1)%	(2.0)	(0.1)%	41.8	0.8%	11.2	0.3%
Net income (loss)	$16.8	0.6%	$16.3	0.7%	$(63.8)	(1.2)%	$(18.7)	(0.4)%
Net income attributable to non-controlling interests	1.2	0.0%	0.0	0.0%	1.2	0.0%	0.1	0.0%
Net income (loss) attributable to MasTec, Inc.	$15.5	0.5%	$16.2	0.7%	$(65.0)	(1.2)%	$(18.8)	(0.4)%

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

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,				For the Six Months Ended June 30,
Segment:	2023	2022	2023	2022	2023 (a)		2022 (a)		2023 (a)		2022 (a)
Communications	$868.7	$822.0	$1,675.2	$1,486.2	$89.5	10.3%	$84.2	10.2%	$142.3	8.5%	$124.6	8.4%
Clean Energy and Infrastructure	969.7	494.5	1,794.6	930.4	33.2	3.4%	(5.2)	(1.1)%	38.5	2.1%	5.6	0.6%
Oil and Gas	341.8	341.2	598.3	552.2	77.0	22.5%	62.8	18.4%	91.5	15.3%	84.2	15.3%
Power Delivery	702.6	646.5	1,412.0	1,296.9	57.1	8.1%	41.4	6.4%	104.5	7.4%	87.5	6.7%
Other	—	—	—	—	6.8	NM	7.4	NM	13.9	NM	14.4	NM
Eliminations	(8.7)	(2.4)	(21.3)	(9.5)	—	—	—	—	—	—	—	—
Segment Total	$2,874.1	$2,301.8	$5,458.8	$4,256.2	$263.6	9.2%	$190.6	8.3%	$390.7	7.2%	$316.3	7.4%
Corporate	—	—	—	—	(39.4)	—	(38.3)	—	(89.9)	—	(85.3)	—
Consolidated Total	$2,874.1	$2,301.8	$5,458.8	$4,256.2	$224.2	7.8%	$152.3	6.6%	$300.8	5.5%	$231.0	5.4%
NM - Percentage is not meaningful
(a)     For the three month period ended June 30, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $4.6 million, $16.4 million and $0.3 million, respectively, of acquisition and integration costs related to our recent acquisitions, and Corporate EBITDA included $1.4 million of such costs, and, for the six month period ended June 30, 2023, $13.5 million, $21.7 million, $1.9 million and $2.7 million, of such costs were included in EBITDA of the segments and Corporate, respectively. For the three month period ended June 30, 2022, Communications, Oil and Gas, Power Delivery and Corporate EBITDA included $1.1 million, $1.4 million, $7.0 million and $3.0 million, of such acquisition and integration costs, respectively, and for the six month period ended June 30, 2022, $1.9 million, $3.3 million, $14.1 million, and $6.8 million of such costs were included in EBITDA of the segments and Corporate, respectively.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenue. For the three month period ended June 30, 2023, consolidated revenue totaled $2,874 million as compared with $2,302 million for the same period in 2022, an increase of $572 million, or 25%. Revenue increased in our Clean Energy and Infrastructure segment by $475 million, or 96%, in our Power Delivery segment by $56 million, or 9%, in our Communications segment by $47 million, or 6%, and in our Oil and Gas segment by $1 million, or 0.2%. Acquisitions contributed $570 million of increased revenue for the three month period ended June 30, 2023 and organic revenue increased by approximately $3 million as compared with the same period in 2022.
Communications Segment. Communications revenue was $869 million for the three month period ended June 30, 2023 as compared with $822 million for the same period in 2022, an increase of $47 million, or 6%. Acquisitions contributed $39 million of revenue for the three month period ended June 30, 2023, and organic revenue increased by approximately $8 million, or 1%, as compared with the same period in 2022. The increase in organic revenue was driven primarily by higher levels of wireline and utility project activity, offset, in part, by a decrease in install-to-the-home project work.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $970 million for the three month period ended June 30, 2023 as compared with $495 million for the same period in 2022, an increase of $475 million, or 96%. Acquisitions contributed $524 million of revenue for the three month period ended June 30, 2023, whereas organic revenue decreased by approximately $49 million, or 10%, as compared with the same period in 2022, due primarily to lower levels of project activity resulting from the effects of project timing on certain civil and industrial projects.
Oil and Gas Segment. Oil and Gas revenue was $342 million for the three month period ended June 30, 2023, as compared with $341 million for the same period in 2022, an increase of $1 million, or 0.2%, primarily due to higher levels of project activity, including pipeline integrity project work.
Power Delivery Segment. Power Delivery revenue was $703 million for the three month period ended June 30, 2023, as compared with $647 million for the same period in 2022, an increase of $56 million, or 9%. For the three month period ended June 30, 2023, acquisitions contributed $6 million of revenue, and organic revenue increased by approximately $50 million, or 8%, as compared with the same period in 2022, primarily due to higher levels of project activity, including for transmission-related project work.

Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $457 million, or 23%, to $2,485 million for the three month period ended June 30, 2023 from $2,028 million for the same period in 2022. Higher levels of revenue contributed an increase of $504 million in costs of revenue, excluding depreciation and amortization, whereas improved productivity contributed a decrease of approximately $48 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue decreased by approximately 170 basis points to 86.5% of revenue for the three month period ended June 30, 2023 from 88.1% of revenue for the same period in 2022. The basis point decrease was primarily due to a combination of project efficiencies across our businesses and certain project close-outs, offset slightly by an increase in acquisition and integration costs of approximately $2 million.
Depreciation. Depreciation was $103 million, or 3.6% of revenue, for the three month period ended June 30, 2023, as compared with $87 million, or 3.8% of revenue, for the same period in 2022, an increase of approximately $16 million, or 18%. Acquisitions contributed $7 million of depreciation for the three month period ended June 30, 2023, and organic depreciation increased by $9 million, or approximately 10%, due primarily to the effect of capital expenditures in 2022 in support of certain prior year growth initiatives and to address prior year supply chain disruption concerns, offset, in part, by a $2 million reduction in depreciation expense related to a change in the depreciable lives of certain assets to better align the respective assets’ lives with their expected useful lives. As a percentage of revenue, depreciation decreased by approximately 20 basis points, due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $42 million, or 1.5% of revenue, for the three month period ended June 30, 2023, as compared with $28 million, or 1.2% of revenue, for the same period in 2022, an increase of $14 million, or approximately 52%. Acquisitions contributed approximately $15 million of amortization for the three month period ended June 30, 2023, whereas organic amortization decreased by approximately $1 million, or 2%, due primarily to timing of amortization for certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 30 basis points.
General and administrative expenses. General and administrative expenses totaled $176 million, or 6.1% of revenue, for the three month period ended June 30, 2023, as compared with $134 million, or 5.8% of revenue, for the same period in 2022, an increase of $42 million, or 32%. Acquisitions, including certain acquisition and integration costs, contributed $41 million of general and administrative expenses for the three month period ended June 30, 2023 and organic general and administrative expenses increased by approximately $1 million, or 1%, as compared with the same period in the prior year, due to an increase in compensation expense, offset, in part, by a reduction in other administrative expenses, the effects of recoveries of provisions for credit losses and timing of legal and settlement matters. Total acquisition and integration costs included within general and administrative expenses increased to $20 million for the three month period ended June 30, 2023 from approximately $13 million for the same period in 2022. Overall, general and administrative expenses increased by approximately 30 basis points as a percentage of revenue for the three month period ended June 30, 2023 as compared with the same period in 2022.
Interest expense, net. Interest expense, net of interest income, was approximately $59 million, or approximately 2.1% of revenue, for the three month period ended June 30, 2023, as compared with approximately $19 million, or 0.8% of revenue, for the same period in 2022, an increase of $40 million, or approximately 206%. The increase in interest expense, net, resulted primarily from credit facility activity and term loans, which accounted for approximately $31 million of the increase due to higher average balances, including from indebtedness incurred in connection with acquisition activity, including $700 million of additional unsecured term loans entered into in connection with the acquisition of Infrastructure and Energy Alternatives, Inc. (“IEA”) in the fourth quarter of 2022, as well as higher average interest rates on our floating rate debt as compared with the same period in 2022. In addition, interest expense from senior notes increased by $5 million due to the assumption, exchange and issuance of $300 million aggregate principal amount of 6.625% senior notes in connection with the IEA acquisition. See Financial Condition, Liquidity and Capital Resources discussion below for details of our debt instruments and recent transactions. Additionally, interest expense from accounts receivable financing arrangements increased by approximately $3 million due primarily to higher average interest rates, and to a lesser extent, higher average balances.
Equity in earnings of unconsolidated affiliates, net. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For both the three month periods ended June 30, 2023 and 2022, equity in earnings from unconsolidated affiliates, net, totaled approximately $7 million and related primarily to our investments in the Waha JVs, and, to a lesser extent, equity in earnings, net, for the three month period ended June 30, 2023, and equity in losses for the three month period ended June 30, 2022 from our investments in certain other entities.
Other income, net. Other income, net, consists primarily of gains or losses from changes to estimated Earn-out accruals and certain contingent payments to the former owners of an acquired business; certain legal/other settlements; gains or losses, or changes in estimated recoveries from certain assets, including financial instruments, and certain liabilities; certain purchase accounting adjustments, and other miscellaneous income or expense. Other income, net, was $4 million for the three month period ended June 30, 2023, as compared with $6 million for the same period in 2022. For the three month period ended June 30, 2023, other income, net, included approximately $2 million of income, net, from changes to estimated Earn-out accruals and $6 million of other miscellaneous income, net, including from insurance and other settlements, offset, in part, by $4 million of expense from changes in the fair value of additional contingent payments to the former owners of an acquired business. For the three month period ended June 30, 2022, other income, net, included approximately $1 million of income, net, from changes to estimated Earn-out accruals, $4 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business and approximately $2 million of other miscellaneous income, offset, in part, by $2 million of expense from changes in the fair value of certain investments, net of income from strategic arrangements.
Provision for income taxes. Income tax expense was $3 million for the three month period ended June 30, 2023 as compared with $2 million for the same period in the prior year. Pre-tax income increased to $20 million for the three month period ended June 30, 2023 from $18 million for the same period in 2022. For the three month period ended June 30, 2023, our effective tax rate increased to 14.9% from 10.9% for the same period in 2022. Our effective tax rate in the second quarter of 2023 included an increase in non-deductible expenses, whereas in the second quarter of 2022, included a $2 million benefit from the true up of certain prior year non-deductible expenses.

Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $90 million, or 10.3% of revenue, for the three month period ended June 30, 2023, as compared with $84 million, or 10.2% of revenue, for the same period in 2022, an increase of approximately $5 million, or 6%, due primarily to higher levels of revenue. As a percentage of revenue, EBITDA increased by 10 basis points, or approximately $0.5 million, due primarily to improved efficiencies, including from the benefit of certain prior year growth initiatives and certain project close-outs, offset, in part, by an increase of approximately $4 million in acquisition and integration costs.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $33 million, or 3.4% of revenue, for the three month period ended June 30, 2023, as compared with EBITDA of negative $5 million, or negative 1.1% of revenue, for the same period in 2022, for an increase in EBITDA of approximately $38 million. The increase in EBITDA was due primarily to increased productivity from project efficiencies, offset, in part, by an increase of approximately $16 million in acquisition and integration costs. As a percentage of revenue, EBITDA increased by approximately 450 basis points.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $77 million, or 22.5% of revenue, for the three month period ended June 30, 2023, as compared with EBITDA of $63 million, or 18.4% of revenue, for the same period in 2022, an increase of approximately $14 million, or 23%. As a percentage of revenue, EBITDA margins increased by approximately 410 basis points, due primarily to improved productivity from project efficiencies, project mix and certain project close-outs, as well as a reduction of approximately $1 million in acquisition and integration costs. Revenue increased slightly, contributing to an increase in EBITDA of $0.1 million.
Power Delivery Segment. EBITDA for our Power Delivery segment was $57 million, or 8.1% of revenue, for the three month period ended June 30, 2023, as compared with EBITDA of $41 million, or 6.4% of revenue, for the same period in 2022, an increase in EBITDA of approximately $16 million, or 38%. As a percentage of revenue, EBITDA increased by approximately 170 basis points, or $12 million, due primarily to improved project efficiencies, project mix and a reduction of approximately $7 million in acquisition and integration costs. Higher levels of revenue contributed an increase in EBITDA of $4 million.
Other Segment. EBITDA from Other businesses was approximately $7 million for both the three month periods ended June 30, 2023 and 2022. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, offset, in part, by losses from other businesses and investments.
Corporate. Corporate EBITDA was negative $39 million for the three month period ended June 30, 2023, as compared with EBITDA of negative $38 million for the same period in 2022, for a decrease in EBITDA of approximately $1 million. Acquisition and integration costs included within general and administrative expenses decreased to $1 million for the three month period ended June 30, 2023 from $3 million for the same period in 2022. For the three month period ended June 30, 2023, Corporate EBITDA included approximately $2 million of income, net from changes to estimated Earn-out accruals and $4 million of expense from changes in the fair value of additional contingent payments to the former owners of an acquired business. Corporate EBITDA for the three month period ended June 30, 2022 included approximately $1 million of income, net, from changes to estimated Earn-out accruals and $4 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business, offset, in part, by approximately $2 million of expense from changes in the fair value of certain investments, net of income from strategic arrangements. For the three month period ended June 30, 2023, Corporate expenses not related to the above-described items decreased by approximately $2 million as compared with the same period in the prior year, due primarily to the effects of timing of ordinary course legal and other settlement matters, offset, in part, by an increase in compensation costs.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenue. For the six month period ended June 30, 2023, consolidated revenue totaled $5,459 million as compared with $4,256 million for the same period in 2022, an increase of $1,203 million, or 28%. Revenue increased in our Clean Energy and Infrastructure segment by $864 million, or 93%, in our Communications segment by $189 million, or 13%, in our Power Delivery segment by $115 million, or 9%, and in our Oil and Gas segment by $46 million, or 8%. Acquisitions contributed $970 million of increased revenue for the six month period ended June 30, 2023, and organic revenue increased by approximately $232 million, or 5%, as compared with the same period in 2022.
Communications Segment. Communications revenue was $1,675 million for the six month period ended June 30, 2023, as compared with $1,486 million for the same period in 2022, an increase of $189 million, or 13%. Acquisitions contributed $58 million of revenue for the six month period ended June 30, 2023, and organic revenue increased by approximately $131 million, or 9%, as compared with the same period in 2022. The increase in organic revenue was driven primarily by higher levels of wireless, wireline and utility project activity, offset, in part, by a decrease in install-to-the-home project work.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $1,795 million for the six month period ended June 30, 2023 as compared with $930 million for the same period in 2022, an increase of $864 million, or 93%. Acquisitions contributed $898 million of revenue for the six month period ended June 30, 2023, whereas organic revenue decreased by approximately $34 million, or 4%, as compared with the same period in 2022, due primarily to lower levels of project activity, resulting from the effects of project timing on certain civil and industrial projects.
Oil and Gas Segment. Oil and Gas revenue was $598 million for the six month period ended June 30, 2023, as compared with $552 million for the same period in 2022, an increase of $46 million, or 8%, primarily due to higher levels of project activity, including pipeline integrity and midstream pipeline project work, offset, in part, by a decrease in large diameter project activity.
Power Delivery Segment. Power Delivery revenue was $1,412 million for the six month period ended June 30, 2023 as compared with $1,297 million for the same period in 2022, an increase of $115 million, or 9%. For the six month period ended June 30, 2023, acquisitions contributed $15 million of revenue, and organic revenue increased by approximately $100 million, or 8%, as compared with the same period in 2022, primarily due to higher levels of project activity, including for transmission-related project work.

Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $1,083 million, or 29%, to $4,844 million for the six month period ended June 30, 2023 from $3,761 million for the same period in 2022. Higher levels of revenue contributed an increase of $1,063 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $20 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 40 basis points, to 88.7% of revenue for the six month period ended June 30, 2023 from 88.4% of revenue for the same period in 2022. The basis point increase was primarily due to a combination of project inefficiencies within our Power Delivery and Oil and Gas segments, a $5 million increase in certain acquisition and integration costs and the effects of inflation on labor, fuel and materials costs across our businesses, offset, in part, by project efficiencies within our Clean Energy and Infrastructure and Communications segments, and certain project close-outs.
Depreciation. Depreciation was $210 million, or 3.9% of revenue, for the six month period ended June 30, 2023, as compared with $172 million, or 4.0% of revenue, for the same period in 2022, an increase of approximately $38 million, or 22%. Acquisitions contributed $21 million of depreciation for the six month period ended June 30, 2023, and organic depreciation increased by $17 million, or approximately 10%, due primarily to the effect of capital expenditures in 2022 in support of certain prior year growth initiatives and to address prior year supply chain disruption concerns, offset, in part, by a $2 million reduction in depreciation expense related to a change in the depreciable lives of certain assets to better align the respective assets’ lives with their expected useful lives. As a percentage of revenue, depreciation decreased by approximately 20 basis points, due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $84 million, or 1.5% of revenue, for the six month period ended June 30, 2023, as compared with $53 million, or 1.3% of revenue, for the same period in 2022, an increase of approximately $31 million, or 58%. Acquisitions contributed $29 million of amortization for the six month period ended June 30, 2023, and organic amortization increased by approximately $2 million, or 3%, due primarily to timing of amortization for certain intangible assets. As a percentage of revenue, amortization of intangible assets increased by approximately 30 basis points.
General and administrative expenses. General and administrative expenses totaled $340 million, or 6.2% of revenue, for the six month period ended June 30, 2023, as compared with $279 million, or 6.6% of revenue, for the same period in 2022, an increase of $61 million, or 22%. Acquisitions, including certain acquisition and integration costs, contributed $74 million of general and administrative expenses for the six month period ended June 30, 2023, whereas organic general and administrative expenses decreased by approximately $13 million, or approximately 5%, as compared with the same period in the prior year, primarily due to a reduction in compensation expense and other administrative expenses as well as an increase in gains on sales of assets, net, and the effects of timing of legal and settlement matters. Total acquisition and integration costs included within general and administrative expenses increased to $35 million for the six month period ended June 30, 2023 from approximately $26 million for the same period in 2022. Overall, general and administrative expenses decreased by approximately 30 basis points as a percentage of revenue for the six month period ended June 30, 2023 as compared with the same period in 2022, due, in part, to higher levels of revenue.
Interest expense, net. Interest expense, net of interest income, was $112 million, or 2.1% of revenue, for the six month period ended June 30, 2023, as compared with $35 million, or 0.8% of revenue, for the same period in 2022, an increase of approximately $77 million, or 216%. The increase in interest expense, net, resulted primarily from credit facility activity and term loans, which accounted for approximately $58 million of the increase due to higher average balances, including from indebtedness incurred in connection with acquisition activity, including $700 million of additional unsecured term loans entered into in connection with the acquisition of IEA in the fourth quarter of 2022, as well as higher average interest rates on our floating rate debt as compared with the same period in 2022. In addition, interest expense from senior notes increased by $10 million due to the assumption, exchange and issuance of $300 million aggregate principal amount of 6.625% senior notes in connection with the IEA acquisition. See Financial Condition, Liquidity and Capital Resources discussion below for details of our debt instruments and recent transactions. Additionally, interest expense from accounts receivable financing arrangements increased by approximately $6 million due primarily to higher average interest rates, and, to a lesser extent, higher average balances.
Equity in earnings of unconsolidated affiliates, net. For the six month periods ended June 30, 2023 and 2022, equity in earnings from unconsolidated affiliates, net, totaled approximately $17 million and $13 million, respectively, and related primarily to our investments in the Waha JVs, and, to a lesser extent, equity in earnings, net, for the six month period ended June 30, 2023, and equity in losses for the six month period ended June 30, 2022 from our investments in certain other entities.
Other income, net. Other income, net, was $10 million for the six month period ended June 30, 2023, as compared with $2 million for the same period in 2022. For the six month period ended June 30, 2023, other income, net, included approximately $2 million of income, net, from changes to estimated Earn-out accruals, approximately $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA, and approximately $12 million of other miscellaneous income, including from insurance and other settlements, offset, in part, by approximately $5 million of expense from changes in the fair value of additional contingent payments to the former owners of an acquired business. For the six month period ended June 30, 2022, other income, net, included approximately $1 million of income, net, from changes to estimated Earn-out accruals, $4 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business and approximately $3 million of other miscellaneous income, net, offset, in part, by $7 million of expense from changes in the fair value of certain investments, net of income from strategic arrangements.
Benefit from income taxes. Income tax benefit was $42 million for the six month period ended June 30, 2023 as compared with $11 million for the same period in 2022, and pre-tax losses totaled $106 million for the six month period ended June 30, 2023 as compared with $30 million for the same period in 2022. For the six month period ended June 30, 2023, our effective tax rate was a benefit of 39.6% as compared with 37.4% for the same period in 2022. Our effective tax rate for the six month period ended June 30, 2023 included the effects of a net tax benefit of $9 million from share-based payment awards offset by an increase in non-deductible expenses. For the six month period ended June 30, 2022, our effective tax rate included a net tax benefit of $1 million related to share-based payment awards and a benefit of $2 million from the true-up of certain prior year non-deductible expenses.

Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $142 million, or 8.5% of revenue, for the six month period ended June 30, 2023, as compared with EBITDA of $125 million, or 8.4% of revenue, for the same period in 2022, an increase of approximately $18 million, or approximately 14%. Higher levels of revenue contributed an increase in EBITDA of $16 million. As a percentage of revenue, EBITDA increased by approximately 10 basis points, or approximately $2 million, due primarily to improved efficiencies, including from the benefit of certain prior year growth initiatives and certain project close-outs, offset, in part, by an increase of approximately $12 million in acquisition and integration costs and the effects of inflation on labor, fuel and materials costs.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $39 million, or 2.1% of revenue, for the six month period ended June 30, 2023, as compared with EBITDA of $6 million, or 0.6% of revenue, for the same period in 2022, an increase in EBITDA of approximately $33 million, or 583%. As a percentage of revenue, EBITDA increased by approximately 150 basis points, or $28 million, due to a combination of project efficiencies and the effects of certain project close-outs, offset, in part, by an increase of approximately $22 million in acquisition and integration costs, and the effects of inflation on labor, fuel and materials costs. Higher levels of revenue contributed an increase in EBITDA of approximately $5 million.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $92 million for the six month period ended June 30, 2023, as compared with EBITDA of $84 million for the same period in 2022, an increase of $7 million, or 9%, due primarily to higher levels of revenue. EBITDA margins were generally flat at 15.3% for both the six month periods ended June 30, 2023 and 2022 and contributed a slight increase in EBITDA of approximately $0.3 million for the six month period ended June 30, 2023. EBITDA margins for the six month period ended June 30, 2023 included the effects of improved project efficiencies and certain project close-outs, as well as a reduction of approximately $3 million in acquisition and integration costs, offset, in part, by the effects of inflation on labor, fuel and materials costs and a reduction in revenue on large-diameter pipeline projects as a result of regulatory delays.
Power Delivery Segment. EBITDA for our Power Delivery segment was $105 million, or 7.4% of revenue, for the six month period ended June 30, 2023, as compared with EBITDA of $88 million, or 6.7% of revenue, for the same period in 2022, an increase in EBITDA of approximately $17 million, or 19%. As a percentage of revenue, EBITDA increased by approximately 70 basis points, or $9 million, due primarily to improved project efficiencies, project mix and a reduction of approximately $12 million in acquisition and integration costs, offset, in part, by the effects of inflation on labor, fuel and materials costs. Higher levels of revenue contributed an increase in EBITDA of $8 million.
Other Segment. EBITDA from Other businesses totaled approximately $14 million for both the six month periods ended June 30, 2023 and 2022. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, offset, in part, by losses from other businesses and investments.
Corporate. Corporate EBITDA was negative $90 million for the six month period ended June 30, 2023, as compared with EBITDA of negative $85 million for the same period in 2022, for a decrease in EBITDA of approximately $5 million. Acquisition and integration costs included within general and administrative expenses decreased to $3 million for the six month period ended June 30, 2023 from $7 million for the same period in 2022. For the six month period ended June 30, 2023, Corporate EBITDA included approximately $2 million of income, net, from changes to estimated Earn-out accruals, $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA, and $5 million of expense from changes in the fair value of additional contingent payments to the former owners of an acquired business. For the six month period ended June 30, 2022, Corporate EBITDA included approximately $1 million of income, net, from changes to estimated Earn-out accruals and $4 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business, offset by approximately $7 million of expense from changes in the fair value of certain investments, net of income from strategic arrangements. For the six month period ended June 30, 2023, Corporate expenses not related to the above-described items increased by approximately $11 million as compared with the same period in the prior year, due primarily to increases in compensation expense and professional fees, as well as the effects of timing of ordinary course legal and other settlement matters.
Foreign Operations
Our foreign operations are primarily in Canada and, to a far lesser extent, in Mexico, the Caribbean and India. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference.
Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA (“Adjusted EBITDA”), adjusted net income (“Adjusted Net Income”) and adjusted diluted earnings per share (“Adjusted Diluted Earnings Per Share”). These “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense; acquisition and integration costs related to our recent acquisitions; fair value gains or losses, net, on an investment; and the bargain purchase gain from a 2021 acquisition; and, for Adjusted Net Income and Adjusted Diluted Earnings Per Share, amortization of intangible assets, and the tax effects of the adjusted items. These definitions of EBITDA and Adjusted EBITDA are not the same as in our Credit Facility or in the indenture governing our senior notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with the covenants contained in our debt instruments.
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. In 2021, we initiated a significant transformation of our end-market business operations to position the Company for expected future opportunities. This transformation included significant acquisition activity to expand our scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, and has resulted in significant acquisition and integration costs. Beginning in the fourth quarter of 2021, due to the extent of the acquisition costs related to this acquisition activity and the extent of the integration efforts that have been, and continue to be, required in connection with such acquisitions, we are excluding acquisition and integration costs in calculating Adjusted EBITDA and Adjusted Net Income for these acquisitions.
In addition, since the second quarter of 2022, we exclude fair value gains or losses, net, for our investment in American Virtual Cloud Technologies, Inc. (“AVCT”) in calculating our adjusted results, with prior periods updated to conform to this presentation. We believe that fair value gains or losses for our investment in AVCT, a company in which we had no active involvement and which varied from period to period based on fluctuations in the market price of the investment, are not indicative of our core operations, and that this presentation improves comparability of our results with those of our peers. AVCT filed for bankruptcy in the first quarter of 2023, and our investment was fully written off. We exclude intangible asset amortization and selected purchase accounting adjustments, including the bargain purchase gain from a 2021 acquisition, from our adjusted measures due to their non-operational nature and inherent volatility, as acquisition activity varies from period to period. Note that while intangible asset amortization related to the assets of acquired entities is excluded from our non-U.S. GAAP financial measures, our non-U.S. GAAP financial measures include the revenue and all other expenses of the acquired entities, unless otherwise stated. We also believe that this presentation is common practice in our industry and improves comparability of our results with those of our peers. Each company’s definitions of these adjusted measures may vary as they are not standardized and should be used in light of the provided reconciliations.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Net income (loss)	$16.8	0.6%	$16.3	0.7%	$(63.8)	(1.2)%	$(18.7)	(0.4)%
Interest expense, net	59.4	2.1%	19.4	0.8%	112.1	2.1%	35.4	0.8%
Provision for (benefit from) income taxes	2.9	0.1%	2.0	0.1%	(41.8)	(0.8)%	(11.2)	(0.3)%
Depreciation	103.0	3.6%	87.0	3.8%	210.3	3.9%	172.2	4.0%
Amortization of intangible assets	42.0	1.5%	27.7	1.2%	84.0	1.5%	53.3	1.3%
EBITDA	$224.2	7.8%	$152.3	6.6%	$300.8	5.5%	$231.0	5.4%
Non-cash stock-based compensation expense	8.6	0.3%	6.8	0.3%	17.1	0.3%	13.2	0.3%
Acquisition and integration costs	22.7	0.8%	12.5	0.5%	39.8	0.7%	26.1	0.6%
Losses on fair value of investment	—	—%	7.1	0.3%	0.2	0.0%	7.1	0.2%
Bargain purchase gain	—	—%	(0.2)	(0.0)%	—	—%	(0.2)	(0.0)%
Adjusted EBITDA	$255.4	8.9%	$178.5	7.8%	$357.9	6.6%	$277.2	6.5%

A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
EBITDA	$224.2	7.8%	$152.3	6.6%	$300.8	5.5%	$231.0	5.4%
Non-cash stock-based compensation expense (a)	8.6	0.3%	6.8	0.3%	17.1	0.3%	13.2	0.3%
Acquisition and integration costs (b)	22.7	0.8%	12.5	0.5%	39.8	0.7%	26.1	0.6%
Losses on fair value of investment (a)	—	—%	7.1	0.3%	0.2	0.0%	7.1	0.2%
Bargain purchase gain (a)	—	—%	(0.2)	(0.0)%	—	—%	(0.2)	(0.0)%
Adjusted EBITDA	$255.4	8.9%	$178.5	7.8%	$357.9	6.6%	$277.2	6.5%
Segment:
Communications	$94.1	10.8%	$85.3	10.4%	$155.8	9.3%	$126.5	8.5%
Clean Energy and Infrastructure	49.7	5.1%	(5.2)	(1.1)%	60.2	3.4%	5.6	0.6%
Oil and Gas	77.0	22.5%	64.1	18.8%	91.6	15.3%	87.6	15.9%
Power Delivery	57.4	8.2%	48.4	7.5%	106.5	7.5%	101.5	7.8%
Other	6.7	NM	7.4	NM	13.8	NM	14.4	NM
Segment Total	$284.9	9.9%	$200.0	8.7%	$427.9	7.8%	$335.6	7.9%
Corporate	(29.5)	—	(21.5)	—	(70.0)	—	(58.4)	—
Adjusted EBITDA	$255.4	8.9%	$178.5	7.8%	$357.9	6.6%	$277.2	6.5%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense, losses on the fair value of our investment in AVCT and the bargain purchase gain from a fourth quarter 2021 acquisition are included within Corporate results.
(b)    For the three month period ended June 30, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $4.6 million, $16.4 million and $0.3 million, respectively, of acquisition and integration costs related to our recent acquisitions, and Corporate EBITDA included $1.4 million of such costs, and for the six month period ended June 30, 2023, $13.5 million, $21.7 million, $1.9 million and $2.7 million of such costs were included in EBITDA of the segments and Corporate, respectively. For the three month period ended June 30, 2022, Communications, Oil and Gas, Power Delivery and Corporate EBITDA included $1.1 million, $1.4 million, $7.0 million and $3.0 million of such acquisition and integration costs, respectively, and for the six month period ended June 30, 2022, $1.9 million, $3.3 million, $14.1 million, and $6.8 million of such costs were included in EBITDA of the segments and Corporate, respectively.
The table below, which may contain slight summation differences due to rounding, reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended June 30,
	2023		2022
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$16.8	$0.20	$16.3	$0.20
Adjustments:
Non-cash stock-based compensation expense	8.6	0.11	6.8	0.09
Amortization of intangible assets	42.0	0.54	27.7	0.37
Acquisition and integration costs	22.7	0.29	12.5	0.17
Losses on fair value of investment	—	—	7.1	0.09
Bargain purchase gain	—	—	(0.2)	(0.00)
Total adjustments, pre-tax	$73.3	$0.93	$53.9	$0.71
Income tax effect of adjustments (a)	(19.3)	(0.25)	(14.2)	(0.19)
Adjusted non-U.S. GAAP measure	$70.7	$0.89	$56.0	$0.73

	For the Six Months Ended June 30,
	2023		2022
	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share
Reported U.S. GAAP measure	$(63.8)	$(0.84)	$(18.7)	$(0.27)
Adjustments:
Non-cash stock-based compensation expense	17.1	0.22	13.2	0.17
Amortization of intangible assets	84.0	1.07	53.3	0.70
Acquisition and integration costs	39.8	0.51	26.1	0.34
Losses on fair value of investment	0.2	0.00	7.1	0.09
Bargain purchase gain	—	—	(0.2)	(0.00)
Total adjustments, pre-tax	$141.1	$1.80	$99.4	$1.31
Income tax effect of adjustments (a)	(48.5)	(0.62)	(26.8)	(0.35)
Adjusted non-U.S. GAAP measure	$28.8	$0.35	$54.0	$0.70
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three and six month periods ended June 30, 2023, our consolidated effective tax rates, as reported, were 14.9% and 39.6%, respectively, and as adjusted, were 23.9% and 18.9%, respectively. For the three and six month periods ended June 30, 2022, our consolidated effective tax rates, as reported, were 10.9% and 37.4%, respectively, and as adjusted, were 22.5% and 22.4%, respectively.
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
Capital Expenditures. For the six month period ended June 30, 2023, we spent approximately $119 million on capital expenditures, or $76 million, net of asset disposals, and incurred approximately $84 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $175 million on capital expenditures, or approximately $100 million, net of asset disposals, in 2023, and we expect to incur approximately $150 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus purchase decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the six month period ended June 30, 2023, we used $64 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of June 30, 2023 was approximately $99 million. Of this amount, approximately $16 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the six month periods ended June 30, 2023 and 2022, we made $26 million and $27 million, respectively, of payments for Earn-outs.
Our acquisition of HMG provides for certain additional payments to be made to the sellers if certain acquired receivables are collected, which we refer to as the “Additional Payments.” Pursuant to the terms of the HMG purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. An Additional Payment of approximately $29.4 million was made in May 2022, which payment was composed of approximately $18 million in cash and 133,157 shares of MasTec common stock. As of June 30, 2023, the estimated fair value of remaining Additional Payments was approximately $40 million, which, for the six month period ended June 30, 2023, includes the effect of unrealized fair value losses related to the contingent shares of approximately $5 million and a reduction of approximately $2 million in the estimated remaining liability from changes in collections attributed to acquired balances. The number of shares that would be paid in connection with the remaining Additional Payments as of June 30, 2023 is approximately 160,000 shares. In addition, for the six month period ended June 30, 2023, a fair value gain of approximately $3 million was recognized related primarily to the remaining unexercised IEA warrants that expired on March 26, 2023.
Income Taxes. For the six month periods ended June 30, 2023 and 2022, tax payments, net of tax refunds totaled approximately $14 million and $1 million, respectively. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.
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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in unbilled revenue. As of June 30, 2023, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, increased to approximately $3.3 billion as of June 30, 2023 from $3.1 billion as of December 31, 2022 due, in part, to timing of project billings and collections. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Sources and Uses of Cash
As of June 30, 2023, we had approximately $1,388 million in working capital, defined as current assets less current liabilities, as compared with $1,363 million as of December 31, 2022, an increase of approximately $25 million. Cash and cash equivalents totaled approximately $120 million and $371 million as of June 30, 2023 and December 31, 2022, respectively, for a decrease of approximately $251 million. See discussion below for further detail regarding our cash flows.
Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(97.9)	$1.5
Net cash used in investing activities	$(141.5)	$(220.0)
Net cash used in financing activities	$(12.2)	$(3.0)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash used in operating activities for the six month period ended June 30, 2023 was $98 million, as compared with approximately $2 million of net cash provided by operating activities for the same period in 2022, for a decrease in net cash provided by operating activities of approximately $99 million, due to an increase in net loss, as well as the effect of timing-related changes in working capital-related assets and liabilities, net, including a reduction in accounts payable and accrued expenses and an increase in contract assets due to ordinary course project activity, offset, in part, by a net increase in expenses that reconcile net income to operating cash flows, including depreciation and amortization of intangible assets.
DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our days sales outstanding, net of contract liabilities (“DSO”), was 90 as of June 30, 2023, and as of December 31, 2022, was 83. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives. The increase in DSO as of June 30, 2023 as compared with December 31, 2022 was due to timing of ordinary course billing and collection activities. Other than ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $79 million to $141 million for the six month period ended June 30, 2023 from $220 million for the same period in 2022. Capital expenditures for the six month period ended June 30, 2023 totaled $119 million, or $76 million, net of asset disposals, as compared with $190 million, or $172 million, net of asset disposals, for the same period in 2022, for a decrease in cash used in investing activities of approximately $96 million, due to the effect in the prior year period of acceleration of capital expenditures to address supply chain disruption concerns. The decrease in cash used in investing activities from capital expenditure activity was offset, in part, by an increase in cash used in investing activities from acquisition activity. For the six month period ended June 30, 2023, we paid $64 million related to acquisitions, in which period we completed three acquisitions, as compared with $45 million for the same period in 2022, in which period we completed two acquisitions, for an increase of approximately $19 million of cash used in investing activities.
Financing Activities. Net cash used in financing activities for the six month period ended June 30, 2023 was $12 million, as compared with $3 million for the same period in 2022, for an increase in cash used in financing activities of $9 million. For the six month period ended June 30, 2023, we had $107 million of borrowings, net of repayments, under our credit facility and term loans, as compared with $214 million for the same period in 2022, for a decrease in cash provided by financing activities of approximately $107 million. Additionally, for the six month period ended June 30, 2023, we paid approximately $12 million to holders of our non-controlling interests, including $10 million to acquire the remaining 15% interests of one of these entities, whereas for the same period in 2022, we made no payments. The increase in cash used in financing activities from the above described items was offset, in part, by the effects of share repurchase activity, which totaled $81 million for the six month period ended June 30, 2022, whereas there were no share repurchases for the same period in 2023. Additionally, payments of acquisition-related contingent consideration included within financing activities totaled $9 million for the six month period ended June 30, 2023 as compared with $27 million for the same period in 2022, for a decrease in cash used in financing activities of $18 million. Total payments with respect to acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $26 million for the six month period ended June 30, 2023 as compared with $27 million for the same period in 2022. Additional Payments for acquisition-related contingent assets related to the acquisition of HMG totaled approximately $18 million for the six month period ended June 30, 2022, whereas for the same period in 2023, we made no payments.
Senior Credit Facility
We have a senior unsecured credit facility (the “Credit Facility”) that matures on November 1, 2026 and has aggregate borrowing commitments totaling $2.25 billion, which amount is composed of $1.9 billion of revolving commitments and a Term Loan totaling $350 million in original principal amount. Aggregate outstanding borrowings under the Credit Facility as of June 30, 2023 totaled approximately $1.4 billion. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of June 30, 2023.

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
Impact of Inflation
Over the past year, inflation, supply chain and labor constraints have had a significant impact on the global economy, including on the construction industry in the United States. We expect elevated market interest rates and continuing, but moderating levels of cost inflation for the remainder of 2023. The primary inflationary factors directly affecting our operations are labor, fuel and material costs. The current elevated levels of inflation have caused an increase in consumer prices and regulatory actions to increase interest rates, while the labor market remains at historically low levels of unemployment, creating further pressure on the supply of skilled labor. In times of low unemployment and/or high inflation, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of our customers’ projects, and accordingly, demand for our services. Material and commodity prices are subject to unexpected fluctuations due to events outside of our control, including fluctuations in global supply and demand, climate-related effects, and geopolitical events, including military conflicts, which events have recently caused market volatility. The recent elevation in levels of labor, fuel and materials costs, to the extent we have been unable to pass such increases along to our customers, has negatively affected our project margins, and could continue to affect our profitability in the future. Market volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Market prices for goods can also be affected by supply chain disruptions. Additionally, as discussed within “Interest Rate Risk” below, the current inflationary environment has also resulted in an increase in market interest rates, which has increased the rates of interest on our variable rate debt, which rates may continue to increase depending on further monetary and fiscal actions taken to reduce inflation.
We closely monitor inflationary factors, including current rates of inflation, and any potential effects they may have on our business operations, operating results and/or financial condition. While the impact of these factors cannot be fully eliminated, we proactively work to mitigate their effects; however, inflationary pressures and interest rate increases could adversely affect our business operations in the future.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2023, our variable interest rate debt was primarily related to our Credit Facility and our term loans. Outstanding borrowings under our Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) Term Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Facility, plus a margin of 1.125% to 1.625%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.125% to 0.625%. As of June 30, 2023, we had approximately $1 billion aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 6.90% and a Term Loan with a balance of $346 million and an interest rate of 6.83% The current year interest rates for outstanding revolving loans under our Credit Facility and Term Loan reflect basis point increases of approximately 430 and 390, respectively, over the comparable period in 2022.
Outstanding loans under the $400 million Three-Year Tranche of our 2022 Term Loan Facility bear interest, at the Company’s option, at a rate equal to either (a) SOFR, as defined in the 2022 Term Loan Facility, plus a margin of 1.125% to 1.500%, or (b) a Base Rate, as defined in the 2022 Term Loan Facility, plus a margin of 0.125% to 0.500%. Outstanding loans under the $300 million Five-Year Tranche of our 2022 Term Loan Facility bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR plus a margin of 1.250% to 1.625%, or (b) a Base Rate, plus a margin of 0.250% to 0.625%. As of June 30, 2023, the Three-Year Tranche and Five-Year Tranche term loans accrued interest at weighted average rates of 6.621% and 6.746%, respectively.
Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk has increased in the current market environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and term loans would have increased our interest expense by approximately $11 million for the six month period ended June 30, 2023.
As of June 30, 2023, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes, $300 million aggregate principal amount of 6.625% Senior Notes and $368 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.4%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 1% of our total revenue for the six month period ended June 30, 2023. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the six month period ended June 30, 2023. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the six month period ended June 30, 2023, foreign currency translation gains, net, totaled approximately $2 million and related to our operations in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of June 30, 2023. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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
As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023.
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
To the extent permitted under SEC guidance, the disclosure controls and procedures of two businesses in 2022, including IEA, and of one business acquired in 2023, were excluded from the evaluation of effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023 due to the timing of the acquisitions. These three acquisitions’ total assets constituted approximately 20% of the Company’s total assets as of June 30, 2023, and represented approximately 18% of the Company’s revenue for the six month period then ended.
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
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than remediation efforts related to the material weaknesses identified above.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
April 1 through April 30	7,929	$88.08	—	$77,326,434
May 1 through May 31	11,267	$95.18	—	$77,326,434
June 1 through June 30	6,538	$111.53	—	$77,326,434
Total	25,734		—
(a)Includes 7,929, 10,886 and 6,538 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in April, May and June of 2023, respectively, and 381 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in May of 2023.
(b)As of June 30, 2023, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020, totaled $77.3 million.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5.    OTHER INFORMATION
During the three month period ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibits	Description

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: August 3, 2023
/s/ T. MICHAEL LOVE
T. Michael Love
Chief Accounting Officer
(Principal Accounting Officer)