Form 10-Q
period 2023-09-30
MASTEC INC
filed 2023-11-02
CIK 15615

UNITED STATES
SECURITIES AND     EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐   No ☑
    As of October 30, 2023, MasTec, Inc. had 78,823,118 shares of common stock outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2023

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3,257,077	$2,513,484	$8,715,851	$6,769,677
Costs of revenue, excluding depreciation and amortization	2,857,118	2,187,835	7,701,392	5,949,262
Depreciation	115,033	91,291	325,318	263,487
Amortization of intangible assets	42,266	27,979	126,252	81,242
General and administrative expenses	180,640	125,068	520,709	404,243
Interest expense, net	62,556	26,885	174,664	62,313
Equity in earnings of unconsolidated affiliates, net	(6,787)	(6,059)	(23,434)	(19,423)
Other (income) expense, net	(16,623)	174	(26,332)	(1,897)
Income (loss) before income taxes	$22,874	$60,311	$(82,718)	$30,450
(Provision for) benefit from income taxes	(7,569)	(11,089)	34,231	68
Net income (loss)	$15,305	$49,222	$(48,487)	$30,518
Net income attributable to non-controlling interests	1,009	326	2,215	388
Net income (loss) attributable to MasTec, Inc.	$14,296	$48,896	$(50,702)	$30,130

Earnings (loss) per share (Note 2):
Basic earnings (loss) per share	$0.18	$0.66	$(0.65)	$0.41
Basic weighted average common shares outstanding	77,640	73,936	77,418	74,386

Diluted earnings (loss) per share	$0.18	$0.65	$(0.65)	$0.38
Diluted weighted average common shares outstanding	78,455	75,073	77,418	75,576

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited - in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$15,305	$49,222	$(48,487)	$30,518
Other comprehensive income:
Foreign currency translation (losses) gains, net of tax	(863)	(3,382)	816	(4,212)
Unrealized gains on investment activity, net of tax	3,649	10,070	4,048	31,667
Comprehensive income (loss)	$18,091	$55,910	$(43,623)	$57,973
Comprehensive income attributable to non-controlling interests	1,009	326	2,215	388
Comprehensive income (loss) attributable to MasTec, Inc.	$17,082	$55,584	$(45,838)	$57,585

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited - in thousands, except share information)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$214,174	$370,592
Accounts receivable, net of allowance	1,542,913	1,399,732
Contract assets	1,967,046	1,729,886
Inventories, net	129,146	117,969
Prepaid expenses	82,344	122,308
Other current assets	102,910	118,640
Total current assets	$4,038,533	$3,859,127
Property and equipment, net	1,729,840	1,754,101
Operating lease right-of-use assets	403,070	279,534
Goodwill, net	2,118,866	2,045,041
Other intangible assets, net	821,329	946,299
Other long-term assets	418,089	409,157
Total assets	$9,529,727	$9,293,259
Liabilities and equity
Current liabilities:
Current portion of long-term debt, including finance leases	$175,340	$171,916
Current portion of operating lease liabilities	131,781	96,516
Accounts payable	1,213,859	1,109,867
Accrued salaries and wages	248,458	181,888
Other accrued expenses	331,396	365,971
Contract liabilities	506,457	406,232
Other current liabilities	204,002	163,647
Total current liabilities	$2,811,293	$2,496,037
Long-term debt, including finance leases	3,029,939	3,052,193
Long-term operating lease liabilities	279,302	194,050
Deferred income taxes	455,009	571,401
Other long-term liabilities	240,463	238,391
Total liabilities	$6,816,006	$6,552,072
Commitments and contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: authorized shares - 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value: authorized shares - 145,000,000; issued shares - 98,638,673 and 98,615,105 (including 1,329,340 and 2,047,130 of unvested stock awards) as of September 30, 2023 and December 31, 2022, respectively	9,864	9,862
Capital surplus	1,254,444	1,246,590
Retained earnings	2,145,040	2,195,742
Accumulated other comprehensive loss	(46,091)	(50,955)
Treasury stock, at cost: 19,813,055 and 19,933,055 shares as of September 30, 2023 and December 31, 2022, respectively	(659,913)	(663,910)
Total MasTec, Inc. shareholders’ equity	$2,703,344	$2,737,329
Non-controlling interests	$10,377	$3,858
Total equity	$2,713,721	$2,741,187
Total liabilities and equity	$9,529,727	$9,293,259

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2023
Balance as of June 30, 2023	98,674,249	$9,867	(19,813,055)	$(659,913)	$1,247,231	$2,130,744	$(48,877)	$2,679,052	$9,368	$2,688,420
Net income						14,296		14,296	1,009	15,305
Other comprehensive income							2,786	2,786		2,786
Non-cash stock-based compensation					7,246			7,246		7,246
Forfeiture of restricted shares, net	(35,183)	(3)			3			—		—
Shares withheld for taxes, net of other stock issuances	(393)	—			(36)			(36)		(36)
Balance as of September 30, 2023	98,638,673	$9,864	(19,813,055)	$(659,913)	$1,254,444	$2,145,040	$(46,091)	$2,703,344	$10,377	$2,713,721

For the Three Months Ended September 30, 2022
Balance as of June 30, 2022	95,491,405	$9,549	(19,933,055)	$(663,910)	$1,049,576	$2,143,622	$(58,009)	$2,480,828	$4,114	$2,484,942
Net income						48,896		48,896	326	49,222
Other comprehensive income							6,688	6,688		6,688
Non-cash stock-based compensation					5,698			5,698		5,698
Forfeiture of restricted shares, net	(23,312)	(2)			2			—		—
Shares withheld for taxes, net of other stock issuances	(448)	—			(37)			(37)		(37)
Balance as of September 30, 2022	95,467,645	$9,547	(19,933,055)	$(663,910)	$1,055,239	$2,192,518	$(51,321)	$2,542,073	$4,440	$2,546,513

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited - in thousands, except shares)

	Common Stock		Treasury Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total MasTec, Inc. Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2023
Balance as of December 31, 2022	98,615,105	$9,862	(19,933,055)	$(663,910)	$1,246,590	$2,195,742	$(50,955)	$2,737,329	$3,858	$2,741,187
Net (loss) income						(50,702)		(50,702)	2,215	(48,487)
Other comprehensive income							4,864	4,864		4,864
Non-cash stock-based compensation					24,336			24,336		24,336
Issuance of restricted shares, net	137,406	14			(14)			—		—
Shares withheld for taxes, net of other stock issuances	(117,950)	(12)			(5,398)			(5,410)		(5,410)
Issuance of shares in connection with acquisition	4,112	—			403			403		403
Purchase of non-controlling interests			120,000	3,997	(11,473)			(7,476)	(2,524)	(10,000)
Acquisition-related assumption of non-controlling interest								—	6,828	6,828
Balance as of September 30, 2023	98,638,673	$9,864	(19,813,055)	$(659,913)	$1,254,444	$2,145,040	$(46,091)	$2,703,344	$10,377	$2,713,721

For the Nine Months Ended September 30, 2022
Balance as of December 31, 2021	95,371,211	$9,537	(18,941,926)	$(586,955)	$1,033,615	$2,162,388	$(78,776)	$2,539,809	$4,052	$2,543,861
Net income						30,130		30,130	388	30,518
Other comprehensive income							27,455	27,455		27,455
Non-cash stock-based compensation					18,870			18,870		18,870
Issuance of restricted shares, net	145,450	15			(15)			—		—
Shares withheld for taxes, net of other stock issuances	(49,016)	(5)			(4,117)			(4,122)		(4,122)
Issuance of shares in connection with acquisition			133,157	4,336	6,886			11,222		11,222
Acquisition of treasury stock, at cost			(1,124,286)	(81,291)				(81,291)		(81,291)
Balance as of September 30, 2022	95,467,645	$9,547	(19,933,055)	$(663,910)	$1,055,239	$2,192,518	$(51,321)	$2,542,073	$4,440	$2,546,513

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(48,487)	$30,518
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	325,318	263,487
Amortization of intangible assets	126,252	81,242
Non-cash stock-based compensation expense	24,336	18,870
Benefit from deferred income taxes	(77,781)	(9,293)
Equity in earnings of unconsolidated affiliates, net	(23,434)	(19,423)
Gains on sales of assets, net	(19,082)	(21,914)
Non-cash interest expense, net	4,354	2,574
Other non-cash items, net	3,827	1,601
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(118,448)	(22,065)
Contract assets	(244,340)	(383,053)
Inventories	24,569	(36,130)
Other assets, current and long-term portion	76,234	34,060
Accounts payable and accrued expenses	104,755	293,899
Contract liabilities	70,976	(66,027)
Other liabilities, current and long-term portion	(32,477)	(49,675)
Net cash provided by operating activities	$196,572	$118,671
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(68,817)	(71,841)
Capital expenditures	(157,369)	(213,325)
Proceeds from sales of property and equipment	55,936	47,195
Payments for other investments	(1,899)	(3,723)
Proceeds from other investments	425	—
Other investing activities, net	41	—
Net cash used in investing activities	$(171,683)	$(241,694)
Cash flows from financing activities:
Proceeds from credit facilities	3,256,200	2,578,000
Repayments of credit facilities	(3,268,763)	(2,429,583)
Payments of finance lease obligations	(120,198)	(131,259)
Repurchases of common stock	—	(81,291)
Payments of acquisition-related contingent consideration	(21,638)	(35,149)
Payments for acquisition-related contingent assets	—	(17,636)
Payments to non-controlling interests, including acquisition of interests and distributions	(11,660)	—
Payments for stock-based awards	(10,293)	(4,061)
Other financing activities, net	(5,235)	(18,499)
Net cash used in financing activities	$(181,587)	$(139,478)
Effect of currency translation on cash	280	(2,559)
Net decrease in cash and cash equivalents	$(156,418)	$(265,060)
Cash and cash equivalents - beginning of period	$370,592	$360,736
Cash and cash equivalents - end of period	$214,174	$95,676

Supplemental cash flow information:
Interest paid	$187,353	$69,327
Income taxes paid, net of refunds	$15,023	$1,827
Supplemental disclosure of non-cash information:
Additions to property and equipment from finance leases	$113,195	$184,700

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
Management Estimates
    The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; uncertainty from potential market volatility; other market, industry and regulatory factors, including uncertainty related to the implementation and pace of governmental programs and initiatives and project permitting issues, and other regulatory matters or uncertainty; supply chain disruptions; climate-related matters; global events, such as military conflicts; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.
Key estimates include: the recognition of revenue and project profit or loss, which the Company defines as project revenue less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount and probability of variable consideration included in the contract transaction price; fair value estimates, including those related to goodwill and intangible assets, long-lived and other assets, equity investments, acquisition-related liabilities, including contingent consideration, other liabilities and debt obligations; asset lives used in computing depreciation and amortization; fair values of financial instruments; allowances for credit losses; self-insurance liabilities; certain other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies.
General Economic, Market and Regulatory Conditions
The Company has experienced, and may continue to experience, direct and indirect negative effects on its business and operations from negative economic, market, and regulatory conditions, including the current level of market interest rates; continuing inflationary effects on the cost of fuel, labor and materials; supply chain disruptions; uncertainty related to the implementation and pace of spending under governmental programs and initiatives related to infrastructure and other industrial investment, delays and uncertainty related to project permitting and other regulatory matters or uncertainty; climate, environmental and sustainability-related matters; public health matters; changes in technology, tax and other incentives; and potential market volatility that could negatively affect demand for future projects, and/or delay existing project timing or cause increased project costs. The extent to which these conditions could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, and, therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity, including with respect to the effects of ongoing and recent geopolitical events, such as the political unrest and military conflicts in the Middle East and Ukraine, which could potentially increase volatility and uncertainty in the energy and capital markets.
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
Contracts. The Company derives revenue primarily from construction projects performed under: (i) master service and other service agreements, which generally provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis, and are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system, or specified units within an infrastructure system, which may be subject to one or multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. Revenue derived from projects performed under master service and other service agreements totaled 37% and 52% of consolidated revenue for the three month periods ended September 30, 2023 and 2022, respectively, and totaled 42% and 54% for the nine month periods ended September 30, 2023 and 2022, respectively.
For certain master service and other service agreements, revenue is recognized at a point in time, primarily for install-to-the-home and certain other wireless services in the Company’s Communications segment, and to a lesser extent, certain revenue in the Company’s Clean Energy and Infrastructure and Oil and Gas segments. Point in time revenue is recognized when the work order has been fulfilled, which, for the majority of the Company’s point in time revenue, is the same day it is initiated. Point in time revenue accounted for approximately 2% and 3% of consolidated revenue for the three and nine month periods ended September 30, 2023, respectively, and totaled approximately 4% for both the three and nine month periods ended September 30, 2022.

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is primarily based on the professional knowledge and experience of the Company’s project managers, operational and financial professionals, and other professional expertise, as warranted. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of the estimated amount and probability of variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which revisions could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are expected based on management’s estimates. For the nine month periods ended September 30, 2023 and 2022, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2022 and 2021. Changes in recognized revenue, net, as a result of changes in total contract transaction price estimates, including from variable consideration, and/or changes in cost estimates, related to performance obligations satisfied or partially satisfied in prior periods, for the three and nine month periods ended September 30, 2023 positively affected revenue by approximately 0.3% and 0.5%, respectively. For both the three and nine month periods ended September 30, 2022, such net changes positively affected revenue by approximately 0.2%.
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
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed, including the Company’s share of unearned transaction prices from its proportionately consolidated non-controlled joint ventures. As of September 30, 2023, the amount of the Company’s remaining performance obligations was $7.6 billion. Based on current expectations, the Company anticipates it will recognize approximately $2.6 billion of its remaining performance obligations as revenue during 2023, with the majority of the remaining balance expected to be recognized in 2024.
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
As of September 30, 2023 and December 31, 2022, the Company included in its contract transaction prices approximately $296 million and $271 million, respectively, of change orders and/or claims for certain contracts that were in the process of being resolved in the ordinary course of its business, including through negotiation, arbitration and other proceedings. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of both September 30, 2023 and December 31, 2022, these change orders and/or claims primarily related to certain projects in the Company’s Clean Energy and Infrastructure and Power Delivery segments. The Company actively engages with its customers to complete the final approval process and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.
Recent Accounting Pronouncements
The discussion below describes the effects of recent accounting pronouncements, as updated from the discussion in the Company’s 2022 Form 10-K.
Accounting Pronouncements Adopted in 2023
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) in the first quarter of 2023. ASU 2021-08, which was issued to improve consistency for revenue recognition in the post-acquisition period for acquired contracts as compared to contracts entered into subsequent to acquisition, requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, rather than at fair value. The adoption of ASU 2021-08 did not have a material effect on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) to improve the guidance for applying Topic 842, Leases, to arrangements between entities under common control. ASU 2023-01 improves current GAAP by clarifying the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The provisions of this ASU that apply to public companies include a requirement for entities to amortize leasehold improvements associated with common control leases over the useful life of the common control group. ASU 2023-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company does not expect ASU 2023-01 to have a material effect on the Company’s consolidated financial statements.
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05, which clarifies existing guidance to reduce diversity in practice, addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The provisions of this ASU require that a joint venture initially measure all contributions received upon its formation at fair value, largely consistent with Topic 805, Business Combinations. The amendments in this ASU are not applicable to the formation of proportionally consolidated joint ventures. ASU 2023-05 is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted on a retrospective basis for joint ventures formed before January 1, 2025. The Company is currently evaluating the effects of this ASU.
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

The following table provides details underlying the Company’s earnings per share calculations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to MasTec:
Net income (loss) - basic (a)	$14,296	$48,896	$(50,702)	$30,130
Fair value gain related to contingent payments (b)	$—	$143	$—	$1,459
Net income (loss) - diluted (a)	$14,296	$48,753	$(50,702)	$28,671
Weighted average shares outstanding:
Weighted average shares outstanding - basic(c)	77,640	73,936	77,418	74,386
Dilutive common stock equivalents (d)(e)	815	1,137	—	1,190
Weighted average shares outstanding - diluted	78,455	75,073	77,418	75,576
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
(b)For the three and nine month periods ended September 30, 2022, represents the fair value gain related to additional contingent payments, which were dilutive as of September 30, 2022. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net, for additional information.
(c)For the three month periods ended September 30, 2023 and 2022, basic shares include approximately 88,000 and 140,000 weighted average shares, respectively, related to additional contingent payments, and for the nine month periods ended September 30, 2023 and 2022, basic shares include approximately 88,000 and 114,000 of such weighted average shares, respectively.
(d)For the three month period ended September 30, 2023, there were no weighted average anti-dilutive common stock equivalents, and for the three month period ended September 30, 2022, weighted average anti-dilutive common stock equivalents totaled approximately 8,000 shares. For the nine month periods ended September 30, 2023 and 2022, such shares totaled approximately 1,091,000 and 135,000, respectively.
(e)For the three and nine month periods ended September 30, 2023, there were no weighted average common stock equivalents related to additional contingent payments to the former owners of an acquired business, and for the three and nine month periods ended September 30, 2022, weighted average common stock equivalents related to such additional contingent payments totaled approximately 11,000 and 37,000, respectively.
Share repurchases. For the nine month period ended September 30, 2022, the Company repurchased approximately 1,124,000 shares of its common stock, the effect of which on the Company’s weighted average shares outstanding for the related period was a reduction of approximately 598,000 shares. See Note 11 - Equity for details of the Company’s share repurchase transactions.
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
Note 3 – Acquisitions, Goodwill and Other Intangible Assets, Net
The following table provides a reconciliation of changes in goodwill by reportable segment for the nine month period ended September 30, 2023 (in millions):

	Communications	Clean Energy and Infrastructure	Oil and Gas	Power Delivery	Total Goodwill
Goodwill, gross, as of December 31, 2022	$606.1	$703.3	$582.2	$270.1	$2,161.7
Accumulated impairment loss (a)	—	—	(116.7)	—	(116.7)
Goodwill, net, as of December 31, 2022	$606.1	$703.3	$465.5	$270.1	$2,045.0
Additions from new business combinations	32.6	—	—	—	32.6
Measurement period adjustments (b)	(0.6)	40.5	0.8	0.6	41.3
Currency translation adjustments	—	—	(0.0)	—	(0.0)
Goodwill, net as of September 30, 2023	$638.1	$743.8	$466.3	$270.7	$2,118.9
(a)    Accumulated impairment losses include the effects of currency translation gains and/or losses.
(b)    Measurement period adjustments represent adjustments, net, to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments, net, for the nine month period ended September 30, 2023 were primarily the result of updated valuations and estimated useful lives of certain fixed assets and updated estimates of certain assets and liabilities, including contract assets and contingent liabilities. As a result of the updates to the estimated useful lives of certain fixed assets, depreciation expense decreased by approximately $6 million for the nine month period ended September 30, 2023, and as a result of the measurement period adjustments related to certain contract assets and liabilities, revenue increased by approximately $35 million and costs of revenue, excluding depreciation and amortization, decreased by approximately $8 million. In addition, measurement period adjustments for the nine month period ended September 30, 2023 included a decrease in deferred tax liabilities of approximately $38 million, an increase in contingent liabilities of approximately $29 million, including for insurance, legal and other matters, and fair value increases of approximately $7 million for certain property and equipment.

The following table provides a reconciliation of changes in other intangible assets, net, for the period indicated (in millions):

	Other Intangible Assets, Net
	Customer Relationships and Backlog	Trade Names (a)	Other (b)	Total
Other intangible assets, gross, as of December 31, 2022	$1,089.4	$228.9	$86.6	$1,404.9
Accumulated amortization	(388.8)	(28.9)	(40.9)	(458.6)
Other intangible assets, net, as of December 31, 2022	$700.6	$200.0	$45.7	$946.3
Additions from new business combinations	1.2	0.1	—	1.3
Currency translation adjustments	—	—	(0.0)	(0.0)
Amortization expense	(104.5)	(15.6)	(6.2)	(126.3)
Other intangible assets, net, as of September 30, 2023	$597.3	$184.5	$39.5	$821.3
(a)Includes approximately $34.5 million of non-amortizing trade names as of both September 30, 2023 and December 31, 2022.
(b)Consists principally of pre-qualifications and non-compete agreements.
Quarterly Assessment for Indicators of Impairment. During the third quarter of 2023, the Company performed a quarterly review for indicators of impairment, which considered its results for the nine month period ended September 30, 2023, together with its expectations of future results, including consideration of the potential effects of shifts in timing for projects, regulatory uncertainty and other matters, and macroeconomic factors, including interest rate levels. In conjunction with this quarterly review, management performed a quantitative assessment of the goodwill associated with two reporting units within the Clean Energy and Infrastructure segment.
For the selected reporting units, management estimated their fair values using a combination of market and income approaches using Level 3 inputs. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic, market and regulatory conditions; and (iii) the impact of planned business and operational strategies. Management believes the assumptions used in its quantitative goodwill impairment tests are reflective of the risks inherent in the business models of the applicable reporting units and within the units’ industry. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually.
Based on the results of these assessments, management determined that, as of September 30, 2023, the estimated fair value of one of these reporting units substantially exceeded its carrying value. The estimated fair value of the second reporting unit, consisting of the IEA component (the “IEA reporting unit”), which had approximately $571 million of goodwill, exceeded its carrying value by approximately 7% as of September 30, 2023. Significant assumptions used in testing this reporting unit included terminal values based on a terminal growth rate of 3%, six years of discounted cash flows prior to the terminal value, and a discount rate of 12%.  Significant changes in the assumptions or estimates used in management’s assessment as of September 30, 2023, such as a reduction in profitability and/or cash flows, changes in market, regulatory or other conditions, including decreases in project activity levels and/or the effects of elevated levels of inflation, market interest rates or other market disruptions, including from geopolitical events, could result in non-cash impairment charges to goodwill and indefinite-lived intangible assets in the future.
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

2023 Acquisitions. For the nine month period ended September 30, 2023, MasTec acquired certain of the assets of a telecommunications company specializing in wireless services that is included within the Company’s Communications segment, which acquisition was effective in January; and, effective in July, MasTec acquired all of the equity interests of a telecommunications construction company specializing in broadband and fiber-to-the-home initiatives in the New England area, which is included within the Company’s Communications segment. Determination of the estimated fair values of the net assets acquired and consideration transferred for these acquisitions, which have been accounted for as business combinations under ASC 805, “Business Combinations” (“ASC 805”), was preliminary as of September 30, 2023; as a result, further adjustments to these estimates may occur. Additionally, MasTec acquired 68% and 42% of the equity interests of two equipment companies, both of which are accounted for as asset acquisitions under ASC 805, and were effective in May and included within the Company’s Oil and Gas segment. Based on an evaluation of the respective entities’ operating agreements, under which the Company has voting control with respect to the entities’ operating management, the Company determined that it has control over these entities, and, therefore, has consolidated these entities within the Company’s results of operations, with the other parties’ interests accounted for as non-controlling interests. The aggregate purchase price of the Company’s 2023 acquisitions was composed of approximately $69 million in cash, net of cash acquired, and an earn-out liability valued at approximately $1 million. As of September 30, 2023, the range of remaining potential undiscounted earn-out liabilities for the 2023 acquisitions was estimated to be up to $3 million; however, there is no maximum payment amount. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements.
The goodwill balances for the respective acquisitions represent the estimated values of the acquired companies’ geographic presence in key markets, assembled workforce, synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec. Approximately $1 million of the goodwill balance related to the 2023 acquisitions is expected to be tax deductible as of September 30, 2023.
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
As of September 30, 2023, the Company is finalizing certain valuation and contingency-related estimates for the IEA acquisition; as a result, further adjustments to such estimates may occur. The following table summarizes, as of September 30, 2023, the estimated fair values of the consideration paid and net assets acquired, as adjusted, for the Company’s 2022 acquisitions (in millions):

Acquisition consideration:	IEA	All other	Total
Cash, net of cash acquired	$564.5	$48.7	$613.2
Shares transferred	173.7	—	173.7
Estimated fair value of warrants	10.3	—	10.3
Estimated fair value of contingent consideration	—	2.8	2.8
Total consideration	$748.5	$51.5	$800.0
Identifiable assets acquired and liabilities assumed:
Accounts receivable and contract assets	$570.0	$6.1	$576.1
Current assets	34.5	1.6	36.1
Property and equipment	220.5	30.0	250.5
Long-term assets, primarily operating lease right-of-use assets	40.6	0.3	40.9
Amortizing intangible assets	362.2	5.9	368.1
Accounts payable	(136.5)	(4.6)	(141.1)
Contract liabilities	(151.3)	(1.5)	(152.8)
Current liabilities, primarily accrued expenses	(327.1)	(1.4)	(328.5)
Long-term debt, including finance lease obligations	(330.8)	(0.2)	(331.0)
Long-term liabilities, primarily operating lease liabilities and deferred income taxes	(104.1)	(0.2)	(104.3)
Total identifiable net assets	$178.0	$36.0	$214.0
Goodwill	570.5	15.5	586.0
Total net assets acquired, including goodwill	$748.5	$51.5	$800.0
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
The goodwill balances for each of the respective acquisitions represent the estimated values of each acquired company’s geographic presence in key markets, assembled workforce and synergies expected to be achieved from the combined operations of each of the acquired companies and MasTec and the acquired company’s industry-specific project management expertise. Approximately $37 million of the goodwill balance related to the 2022 acquisitions is expected to be tax deductible as of September 30, 2023.
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
Consideration transferred for IEA includes the value of certain warrants that were originally issued by IEA, for which the remaining outstanding warrants as of December 31, 2022 had an estimated fair value of $3.1 million. Under the terms of the IEA merger agreement, holders of the IEA warrants became entitled to receive an amount in cash and shares of MasTec common stock upon exercise of the IEA warrants. The number of MasTec shares issued in connection with exercises of such IEA warrants in the first quarter of 2023 was de minimis, and all remaining IEA warrants expired unexercised on March 26, 2023. Fair value gains related primarily to the expired warrants totaled approximately $2.6 million for the nine month period ended September 30, 2023, which amount is reflected in other income.
Contingent consideration included in the table above is composed of earn-out liabilities, which generally equal a portion of the acquired companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of thresholds agreed upon with the sellers, if applicable. The earn-out arrangements for the 2022 acquisitions are payable annually and have five-year terms, as set forth in the respective purchase agreements, and were valued at approximately $3 million in the aggregate. Earn-outs are recorded within other current and other long-term liabilities, as appropriate, in the consolidated balance sheets. See Note 4 - Fair Value of Financial Instruments for details pertaining to fair value estimates for the Company’s earn-out arrangements. As of September 30, 2023, the range of remaining potential undiscounted earn-out liabilities for the 2022 acquisitions was estimated to be up to $2 million; however, there is no maximum payment amount. Current liabilities reflected in the table above also include operating lease liabilities and contingent liabilities for insurance, legal and other matters.
HMG Additional Payments. The HMG purchase agreement, for which the subject acquisition was effective in December 2021, provides for certain additional payments to be made to the sellers if certain acquired receivables are collected by the Company (the “Additional Payments”). Pursuant to the terms of the purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. The estimated number of potential shares that could be issued related to such Additional Payments will be based on the amounts ultimately collected and the share price as defined within the purchase agreement. Changes in the estimated fair value of potential shares that could be issued, which result from changes in MasTec’s share price as compared with the share price as defined within the purchase agreement, are reflected within other income or expense, as appropriate. For the three and nine month periods ended September 30, 2023, unrealized fair value measurement activity related to the contingent shares totaled gains of approximately $7.4 million and $2.1 million, respectively, and for the three and nine month periods ended September 30, 2022, such activity totaled gains of approximately $1.3 million and $4.5 million, respectively. An Additional Payment of approximately $29.4 million was made in May 2022, which payment was composed of approximately $18 million in cash and 133,157 shares of MasTec common stock, and for which a realized gain of approximately $1 million was recognized within other income, net, in the related period.
As of September 30, 2023 and December 31, 2022, the estimated fair value of remaining Additional Payments totaled approximately $33 million and $37 million, respectively, which amounts are included within other current liabilities in the consolidated balance sheet. For the nine month period ended September 30, 2023, the estimated fair value of remaining Additional Payments included the effect of unrealized fair value gains related to the contingent shares of approximately $2.1 million and a reduction of approximately $2.4 million from changes in collections attributed to acquired balances. The estimated number of shares that would be paid in connection with the remaining Additional Payment liability totaled approximately 160,000 and 170,000 shares as of September 30, 2023 and December 31, 2022, respectively. Of the total remaining Additional Payments as of September 30, 2023, the amount due to the sellers, based on amounts collected as of September 30, 2023, totaled approximately $19.4 million, of which the amount due in shares totaled approximately $6.3 million, or 87,900 shares. See Note 2 - Earnings Per Share for the effect of the above referenced shares on the Company’s earnings per share calculations.
Pro forma results. For the three month periods ended September 30, 2023 and 2022, unaudited supplemental pro forma revenue totaled approximately $3.2 billion and $3.3 billion, respectively, and unaudited supplemental pro forma net income totaled approximately $2.3 million and $40.0 million, respectively. For the nine month periods ended September 30, 2023 and 2022, unaudited supplemental pro forma revenue totaled approximately $8.7 billion and $8.6 billion, respectively, and unaudited supplemental pro forma net loss totaled approximately $65.6 million and $6.9 million, respectively. Supplemental pro forma information for the Company’s first quarter 2023 acquisition has not been presented for the pre-acquisition periods due to the impracticability of obtaining accurate or reliable historical financial information for the assets of the entity that was acquired.
Acquisition-related results. For the three and nine month periods ended September 30, 2023, the Company’s consolidated results of operations included acquisition-related revenue of approximately $533.2 million and $1,503.5 million, respectively, including a total of approximately $483.9 million and $1,374.6 million, respectively, for IEA. For the three and nine month periods ended September 30, 2022, the Company’s consolidated results of operations included acquisition-related revenue of approximately $569.7 million and $1,876.6 million, respectively, including approximately $429.3 million for HMG for the three month period ended September 30, 2022, and $1,457.7 million in the aggregate for HMG and INTREN, LLC for the nine month period ended September 30, 2022. For the three and nine month periods ended September 30, 2023, the Company’s consolidated results of operations included acquisition-related net losses of approximately $2.8 million and

$42.7 million, respectively, based on the Company’s consolidated effective tax rates, and for the three and nine month periods ended September 30, 2022, the Company’s consolidated results of operations included acquisition-related net income of approximately $18.4 million and $37.7 million, respectively, based on the Company’s consolidated effective tax rates. These acquisition-related results include amortization of acquired intangible assets and certain acquisition integration costs, and exclude the effects of interest expense associated with consideration paid for the related acquisitions.
Acquisition and integration costs. The Company has incurred certain acquisition and integration costs in connection with its recent acquisitions, which costs are included within general and administrative expenses, costs of revenue, excluding depreciation and amortization, and other expense, as appropriate. Acquisition and integration costs include: i) the costs of integrating acquired entities, such as: employee termination expenses, including employee compensation relating to the elimination of certain positions that were determined to be redundant, and other integration-type costs, including operating cost redundancies, facility consolidation expenses, lease termination expenses, losses on disposal of identified assets, system migration expenses, training and other integration costs; and ii) legal, professional and other fees associated with the consummation of these acquisitions, including fees paid in connection with certain transaction-related financing commitments, including, in the second half of 2022, bridge financing related to the IEA acquisition. These integration efforts are ongoing and the Company expects to incur any remaining acquisition and integration expenses in the fourth quarter of 2023. For the three and nine month periods ended September 30, 2023, such acquisition and integration costs totaled approximately $21.1 million and $60.9 million, respectively, of which $18.3 million and $53.3 million, respectively, was included within general and administrative expenses, and of which $2.8 million and $7.6 million, respectively, was included within costs of revenue, excluding depreciation and amortization. Acquisition and integration costs for the three and nine month periods ended September 30, 2022 totaled approximately $33.3 million and $59.4 million, respectively, of which $9.2 million and $35.3 million, respectively, was included within general and administrative expenses, and of which $21.4 million was included within costs of revenue, excluding depreciation and amortization, for both periods, and of which $2.7 million was included within other expense for both periods. As of September 30, 2023 and December 31, 2022, approximately $6.7 million and $5.5 million, respectively, was included within current liabilities within the consolidated balance sheets related to such costs.
Note 4 – Fair Value of Financial Instruments
The Company’s financial instruments are primarily composed of cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, life insurance assets, equity investments, certain other assets and investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration and other liabilities, and debt obligations.
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
Acquisition-Related Contingent Consideration and Other Liabilities
Acquisition-related contingent consideration and other liabilities is composed of earn-outs, which represent the estimated fair value of future amounts payable for businesses, including for mandatorily redeemable non-controlling interests (together, “Earn-outs”), that are contingent upon the acquired business achieving certain levels of earnings in the future. As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company’s Earn-out liabilities totaled $83.0 million and $127.4 million, respectively. As of September 30, 2023, there were no estimated liabilities related to the mandatorily redeemable non-controlling interests, and as of December 31, 2022, the fair value of such liabilities totaled $13.9 million. Earn-out liabilities included within other current liabilities totaled approximately $29.5 million and $37.7 million as of September 30, 2023 and December 31, 2022, respectively. The fair values of the Company’s Earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models, both of which incorporate significant inputs not observable in the market (Level 3 inputs), including management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis. Key assumptions include the discount rate, which was 14.0% as of September 30, 2023, and probability-weighted projections of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Significant changes in any of these assumptions could result in significantly higher or lower potential Earn-out liabilities. The ultimate payment amounts for the Company’s Earn-out liabilities will be determined based on the actual results achieved by the acquired businesses. As of September 30, 2023, the range of potential undiscounted Earn-out liabilities was estimated to be between $12 million and $98 million; however, there is no maximum payment amount.
Earn-out activity consists primarily of additions from new business combinations; changes in the expected fair value of future payment obligations; and payments. For both the three and nine month periods ended September 30, 2023, additions from new business combinations totaled approximately $1.4 million, and for the three and nine month periods ended September 30, 2022, such additions totaled approximately $2.1 million and $3.8 million, respectively. There were no measurement period adjustments in either the three or nine month periods ended September 30, 2023. There were no measurement period adjustments for the three month period ended September 30, 2022, and for the nine month period ended September 30, 2022, measurement period adjustments totaled an increase, net, of approximately $1.5 million and related to a net increase in the Company’s Oil and Gas segment, partially offset by a decrease in its Communications segment. For the three month period ended September 30, 2023, fair value adjustments totaled a decrease, net, of approximately $4.9 million and related to net decreases primarily within the Company’s Communications and Oil and Gas segments. For the nine month period ended September 30, 2023, fair value adjustments totaled a decrease, net, of approximately $7.0 million and related to a net decrease in the Company’s Communications segment, partially offset by a net increase, primarily within the Company’s Clean Energy and Infrastructure and Oil and Gas segments. The decrease in the Communications segment for the nine month period ended September 30, 2023 included a reduction of approximately $12.3 million related to mandatorily redeemable non-controlling interests. For the three and nine month periods ended September 30, 2022, fair value adjustments totaled an increase of approximately $0.1 million and a decrease, net, of approximately $1.2 million, respectively, and for both periods, related primarily to the Company’s Communications segment. For the three and nine month periods ended September 30, 2023, Earn-out payments totaled approximately $12.7 million and $38.8 million, respectively, which included approximately $1.7 million related to mandatorily redeemable non-controlling interests for the nine month period ended September 30, 2023. For the three and nine month periods ended September 30, 2022, Earn-out payments totaled approximately $11.0 million and $37.8 million, respectively.
Equity Investments
The Company’s equity investments as of September 30, 2023 include: (i) the Company’s 33% equity interests in Trans-Pecos Pipeline, LLC (“TPP”) and Comanche Trail Pipeline, LLC (“CTP,” and together with TPP, the “Waha JVs”); (ii) a 15% equity interest in Cross Country Infrastructure Services, Inc. (“CCI”); (iii) the Company’s 50% equity interests in each of FM Technology Holdings, LLC, FM USA Holdings, LLC and All Communications Solutions Holdings, LLC, collectively “FM Tech”; (iv) the Company’s interests in certain proportionately consolidated non-controlled contractual joint ventures; and (v) certain other equity investments.
Investment Arrangements. From time to time, the Company may participate in selected investment or strategic arrangements, including equity interests in various business entities and participation in contractual joint ventures, some of which may involve the extension of loans or other types of financing arrangements. The Company has determined that certain of its investment arrangements are variable interest entities (“VIEs”). As of September 30, 2023, except for one individually insignificant VIE, the Company does not have the power to direct the primary activities that most significantly impact the economic performance of its VIEs, nor is it the primary beneficiary. Accordingly, except for the previously mentioned VIE, the Company’s VIEs are not consolidated. The carrying values of the Company’s VIEs totaled approximately $23 million and $24 million as of September 30, 2023 and December 31, 2022, respectively, which amounts are recorded within other long-term assets in the consolidated balance sheets. Management believes that the Company’s maximum exposure to loss for its VIEs, inclusive of additional financing commitments, approximated $35 million and $37 million as of September 30, 2023 and December 31, 2022, respectively.
Equity investments, other than those accounted for as equity method investments or those that are proportionately consolidated, are measured at fair value if their fair values are readily determinable. Equity investments that do not have readily determinable fair values are measured at cost, adjusted for changes from observable market transactions, if any, less impairment, which is referred to as the “adjusted cost basis.” As of September 30, 2023 and December 31, 2022, the aggregate carrying value of the Company’s equity investments, including equity investments measured on an adjusted cost basis, totaled approximately $325 million and $306 million, respectively. As of September 30, 2023 and December 31, 2022, equity investments measured on an adjusted cost basis, including the Company’s $15 million investment in CCI, totaled approximately $18 million and $20 million, respectively. Except for one investment for which the Company recorded an impairment loss totaling approximately $3 million in the third quarter of 2023, there were no impairments related to these investments in any of the three or nine month periods ended September 30, 2023 or 2022.
The Waha JVs. The Waha JVs own and operate certain pipeline infrastructure that transports natural gas to the Mexican border for export. The Company’s investments in the Waha JVs are accounted for as equity method investments. Equity in earnings related to the Company’s proportionate share of income from the Waha JVs, which is included within the Company’s Other segment, totaled approximately $7.7 million and $23.1 million for the three and nine month periods ended September 30, 2023, respectively, and totaled approximately $5.8 million and $20.8 million for the three and nine month periods ended September 30, 2022, respectively. Distributions of earnings from the Waha JVs, which are included within operating cash flows, totaled approximately $4.7 million and $10.5 million for the three and nine month periods ended September 30, 2023, respectively, and totaled approximately $4.4 million and $12.1 million for the three and nine month periods ended September 30, 2022, respectively. Cumulative undistributed earnings from the Waha JVs, which represents cumulative equity in earnings for the Waha JVs less distributions of earnings, totaled $123.3 million as of September 30, 2023. The Company’s net investment in the Waha JVs, which differs from its proportionate share of the net assets of the Waha JVs due primarily to equity method goodwill associated with capitalized investment costs, totaled approximately $280 million and $263 million as of September 30, 2023 and December 31, 2022, respectively.
The Waha JVs are party to separate non-recourse financing facilities, each of which are secured by pledges of the equity interests in the respective entities, as well as a first lien security interest over virtually all of their assets. The Waha JVs are also party to certain interest rate swaps (the “Waha JV swaps”), which are accounted for as qualifying cash flow hedges. The Company reflects its proportionate share of any unrealized fair market value gains or losses from fluctuations in interest rates associated with these swaps within other comprehensive income or loss, as appropriate. For the three and nine month periods ended September 30, 2023, the Company’s proportionate share of unrecognized unrealized activity on the Waha JV swaps totaled gains of approximately $4.9 million and $5.4 million, respectively, or $3.7 million and $4.0 million, net of tax, respectively. For the three and nine month periods ended September 30, 2022, unrecognized unrealized activity related to the Waha JV swaps totaled gains of approximately $13.4 million and $42.0 million, respectively, or $10.1 million and $31.7 million, net of tax, respectively.
Other Investments. The Company has equity interests in certain telecommunications entities that are accounted for as equity method investments. As of both September 30, 2023 and December 31, 2022, the Company had an aggregate investment of approximately $21 million in these entities, including $18 million for FM Tech as of both periods. The Company made no equity contributions related to its investments in these telecommunications entities in either of the three or nine month periods ended September 30, 2023. For the three month period ended September 30, 2022, the Company made no equity contributions related to its investments in these telecommunications entities, and for the nine month period ended September 30, 2022, equity contributions related to these entities totaled approximately $1.1 million. The Company’s proportionate share of results from these telecommunications entities totaled equity in losses, net, of approximately $0.7 million for the three month period ended September 30, 2023, and for the nine month period ended September 30, 2023, totaled equity in earnings, net, of approximately $0.3 million. For the three month period ended September 30, 2022, the Company’s proportionate share of results from these entities totaled equity in earnings, net, of approximately $0.4 million, and for the nine month period ended September 30, 2022, totaled equity in losses, net, of approximately $0.5 million.
Certain of these telecommunications entities provide services to MasTec. Expense recognized in connection with services provided by these entities totaled approximately $0.4 million and $1.3 million for the three and nine month periods ended September 30, 2023, respectively, and totaled approximately $2.6 million and $5.1 million for the three and nine month periods ended September 30, 2022, respectively. As of both

September 30, 2023 and December 31, 2022, related amounts payable to these entities totaled approximately $0.2 million. In addition, the Company had an employee leasing arrangement with one of these entities and has advanced certain amounts to these entities. For the three and nine month periods ended September 30, 2023, advances to these entities totaled approximately $0.2 million and $0.7 million, respectively, and for both the three and nine month periods ended September 30, 2022, such advances totaled approximately $2.0 million. As of September 30, 2023 and December 31, 2022, receivables related to these arrangements totaled approximately $4.2 million and $3.8 million, respectively.
The Company has 49% equity interests in certain entities included within its Communications and Power Delivery segments that are accounted for as equity method investments, for which its aggregate investment as of both September 30, 2023 and December 31, 2022 totaled approximately $3 million. For the three and nine month periods ended September 30, 2023, equity in losses, net, related to these entities totaled approximately $0.2 million and $0.1 million, respectively, and for the three and nine month periods ended September 30, 2022, equity in losses, net, totaled approximately $0.1 million and $0.4 million, respectively. The above described entities provide construction services to MasTec. Expense recognized in connection with construction services provided by these entities totaled approximately $0.2 million and $0.8 million for the three and nine month periods ended September 30, 2023, respectively, and totaled approximately $0.8 million and $5.8 million for the three and nine month periods ended September 30, 2022, respectively. As of both September 30, 2023 and December 31, 2022, related amounts payable were de minimis. In addition, the Company provides line of credit arrangements to these entities, which, as of September 30, 2023 and December 31, 2022, provide for up to $3.0 million and $4.5 million, respectively, of borrowing availability. There were no borrowings as of September 30, 2023, and as of December 31, 2022, $0.6 million was drawn, which amount was included within other current assets in the consolidated balance sheets.
The Company has a 75% equity interest in Confluence Networks, LLC (“Confluence”), an undersea fiber-optic communications systems developer and VIE, which is accounted for as an equity method investment. As of September 30, 2023, a total of $2.1 million of the $2.5 million initial commitment had been funded, of which $0.2 million was funded during both the nine month periods ended September 30, 2023 and 2022. Equity in losses related to this entity were de minimis for both the three month periods ended September 30, 2023 and 2022, and for the nine month periods ended September 30, 2023 and 2022, totaled approximately $0.1 million and $0.3 million, respectively.
The Company also has certain equity investments in American Virtual Cloud Technologies, Inc. (“AVCT”), in which the Company has no active involvement. AVCT filed for bankruptcy in the first quarter of 2023, during which period the Company wrote-off its remaining $0.2 million investment.
Senior Notes
As of both September 30, 2023 and December 31, 2022, the gross carrying amount of the Company’s 4.50% senior notes due August 15, 2028 (the “4.50% Senior Notes”) totaled $600.0 million, and their estimated fair value totaled approximately $539.5 million and $534.0 million for the respective periods. As of September 30, 2023 and December 31, 2022, the gross carrying amount of the Company’s 6.625% senior notes due August 15, 2029 totaled $283.5 million and $281.2 million, respectively, which notes are composed of $225.1 million aggregate principal amount of 6.625% IEA senior notes (the “6.625% IEA Senior Notes”) and $74.9 million aggregate principal amount of 6.625% MasTec senior notes (the “6.625% MasTec Senior Notes”), collectively, the “6.625% Senior Notes”). The estimated fair value of the 6.625% Senior Notes totaled approximately $268.3 million and $280.5 million as of September 30, 2023 and December 31, 2022, respectively. The estimated fair values of the Company’s 4.50% Senior Notes and 6.625% Senior Notes were determined based on an exit price approach using Level 1 inputs.
Note 5 – Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities
The following table provides details of accounts receivable, net of allowance, and contract assets (together, “accounts receivable, net”) as of the dates indicated (in millions):

	September 30, 2023	December 31, 2022
Contract billings	$1,551.8	$1,408.1
Less allowance	(8.9)	(8.4)
Accounts receivable, net of allowance	$1,542.9	$1,399.7

Retainage	351.0	401.9
Unbilled receivables	1,616.0	1,328.0
Contract assets	$1,967.0	$1,729.9
Contract billings represent the amount of performance obligations that have been billed but not yet collected, whereas contract assets consist of unbilled receivables and retainage. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Unbilled receivables, which are included in contract assets, include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement, which is generally, from 5% to 10% of contract billings. The increase in unbilled receivables as of September 30, 2023 was driven, in large part, by ordinary course project activity associated with higher levels of revenue in the Company’s Oil and Gas segment, as well as timing of billings across the Company’s segments. For the nine month period ended September 30, 2023, provisions for credit losses totaled a recovery of approximately $0.1 million, and for the nine month period ended September 30, 2022, provisions for credit losses totaled approximately $0.7 million. Impairment losses on contract assets were not material in either period.

Contract liabilities consist primarily of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Contract liabilities also include the amount of any accrued project losses. Total contract liabilities, including accrued project losses, totaled approximately $506.5 million and $406.2 million as of September 30, 2023 and December 31, 2022, respectively, of which deferred revenue comprised approximately $496.0 million and $390.3 million, respectively. The increase in contract liabilities as of September 30, 2023 was driven primarily by ordinary course project activity, including in connection with new project starts within the Company’s Clean Energy and Infrastructure segment. For the nine month period ended September 30, 2023, the Company recognized revenue of approximately $355.3 million related to amounts that were included in deferred revenue as of December 31, 2022, resulting primarily from the advancement of physical progress on the related projects during the period, including amounts from recently acquired businesses.
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are sold to a financial institution in return for a nominal fee. In certain instances, the Company continues to service the transferred receivable, for which the corresponding servicing assets or liabilities are not material. For the nine month period ended September 30, 2023, the Company sold approximately $50 million of receivables under this program, and as of September 30, 2023, the Company had approximately $47 million of outstanding sold receivables, which are excluded from Accounts Receivable, net of Allowance, in the consolidated balance sheets. The servicing of such receivables is not considered to constitute significant continuing involvement and the receivables are correspondingly accounted for as sales under ASC Topic 860, “Transfers and Servicing.” Cash collections from such financing arrangements are reflected within operating activities in the consolidated statements of cash flows. The Company is also party to an arrangement with a customer, which allows for early collection of receivables for a nominal fee, at the Company’s option. Discount charges related to these arrangements, which are included within interest expense, net, totaled approximately $3.8 million and $2.4 million for the three month periods ended September 30, 2023 and 2022, respectively, and totaled $11.8 million and $4.9 million, respectively, for the nine month periods ended September 30, 2023 and 2022.
Note 6 – Property and Equipment, Net
The following table provides details of property and equipment, net, including property and equipment held under finance leases as of the dates indicated (in millions):

	September 30, 2023	December 31, 2022
Land	$73.5	$73.5
Buildings and leasehold improvements	91.4	86.7
Machinery, equipment and vehicles	3,033.0	2,797.0
Office equipment, furniture and internal-use software	324.3	286.8
Construction in progress	43.7	67.4
Total property and equipment	$3,565.9	$3,311.4
Less accumulated depreciation and amortization	(1,836.1)	(1,557.3)
Property and equipment, net	$1,729.8	$1,754.1
As of September 30, 2023 and December 31, 2022, the gross amount of capitalized internal-use software totaled $208.9 million and $186.6 million, respectively, and, net of accumulated amortization, totaled $49.8 million and $39.9 million, respectively. During the second quarter of 2023, the depreciable lives of certain assets were updated on a prospective basis to better align the respective assets’ lives with their expected useful lives, based on management’s assessment of the physical and economic factors of the related assets. The effect of this update was a decrease in depreciation expense of approximately $2 million and $4 million for the three and nine month periods ended September 30, 2023, respectively.

Note 7 – Debt
The following table provides details of the carrying values of debt as of the dates indicated (in millions):

Description	Maturity Date	September 30, 2023	December 31, 2022
Senior credit facility:	November 1, 2026
Revolving loans		$890.0	$896.0
Term loan		343.4	350.0
4.50% Senior Notes	August 15, 2028	600.0	600.0
6.625% Senior Notes	August 15, 2029	283.5	281.2
2022 Term Loan Facility	October 7, 2025 and October 7, 2027	700.0	700.0
Finance lease and other obligations		402.8	414.5
Total debt obligations		$3,219.7	$3,241.7
Less unamortized deferred financing costs		(14.5)	(17.6)
Total debt, net of deferred financing costs		$3,205.2	$3,224.1
Current portion of long-term debt		175.3	171.9
Long-term debt		$3,029.9	$3,052.2
Senior Credit Facility
As of September 30, 2023, the Company’s senior unsecured credit facility (the “Credit Facility”) had aggregate borrowing commitments totaling approximately $2.25 billion, which amount is composed of $1.9 billion of revolving commitments and a term loan with an original principal amount of $350 million (the “Term Loan”). The Term Loan is subject to amortization in quarterly principal installments of approximately $2.2 million, which quarterly installments increase to approximately $4.4 million in March 2025 until maturity. Quarterly principal installments on the Term Loan are subject to adjustment, if applicable, for certain prepayments. As of September 30, 2023 and December 31, 2022, the fair values of the Credit Facility and Term Loan, as estimated based on an income approach utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated their carrying values.
Revolving loans accrued interest at weighted average rates of approximately 7.05% and 5.82% per annum as of September 30, 2023 and December 31, 2022, respectively. The Term Loan accrued interest at 7.04% and 5.80% as of September 30, 2023 and December 31, 2022, respectively. Letters of credit of approximately $65.0 million and $143.1 million were issued as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, letter of credit fees accrued at 0.6875% and 0.5625% per annum, respectively, for performance standby letters of credit, and for financial standby letters of credit, accrued at 1.625% and 1.375% per annum, respectively. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2023 and December 31, 2022, availability for revolving loans totaled $945.0 million and $860.9 million, respectively, or up to $585.0 million and $506.9 million, respectively, for new letters of credit. There were no borrowings denominated in foreign currencies as of either September 30, 2023 or December 31, 2022. Revolving loan borrowing capacity included $300.0 million of availability in either Canadian dollars or Mexican pesos as of both September 30, 2023 and December 31, 2022. The unused facility fee as of September 30, 2023 and December 31, 2022 accrued at 0.225% and 0.200% per annum, respectively.
Other Credit Facilities
The Company has other credit facilities that support the working capital requirements of its foreign operations and certain letter of credit issuances. There were no outstanding borrowings under the Company’s other credit facilities as of either September 30, 2023 or December 31, 2022. Additionally, the Company has a separate credit facility, under which it may issue performance standby letters of credit.  As of September 30, 2023 and December 31, 2022, letters of credit issued under this facility totaled $17.2 million and $23.6 million, respectively, which accrued fees at 0.90% and 0.75% per annum, respectively.
2022 Term Loan Facility
As of September 30, 2023, the Company has $700.0 million of unsecured term loans entered into in connection with the acquisition of IEA, composed of a three-year term loan of $400.0 million in principal amount (the “Three-Year Tranche”) maturing on October 7, 2025, and a five-year term loan of $300.0 million in principal amount (the “Five-Year Tranche”) maturing on October 7, 2027 (together, the “2022 Term Loan Facility”). The Three-Year Tranche is not subject to amortization. The Five-Year Tranche is subject to amortization in quarterly principal installments of approximately $3.75 million commencing on March 31, 2024, which installment will increase to $7.5 million on March 31, 2026 until maturity, subject to the application of certain prepayments. As of September 30, 2023, the Three- and Five-Year Tranches accrued interest at rates of 6.809% and 6.934%, respectively, and as of December 31, 2022, the Three- and Five-Year Tranches accrued interest at rates of 5.692% and 5.817%, respectively. As of September 30, 2023 and December 31, 2022, the fair value of the 2022 Term Loan Facility, as estimated based on an income approach, utilizing significant unobservable Level 3 inputs including discount rate assumptions, approximated its carrying value.
Debt Covenants
MasTec was in compliance with the provisions and covenants of its outstanding debt instruments as of both September 30, 2023 and December 31, 2022.

Additional Information
As of September 30, 2023 and December 31, 2022, accrued interest payable, which is recorded within other accrued expenses in the consolidated balance sheets, totaled $14.0 million and $24.8 million, respectively. For additional information pertaining to the Company’s debt instruments, see Note 7 - Debt in the Company’s 2022 Form 10-K.
Note 8 – Lease Obligations
In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs, including certain related party leases. As of September 30, 2023, the Company’s leases have remaining lease terms of up to 15 years. Lease agreements may contain renewal clauses, which, if elected, generally extend the term of the lease for 1 to 5 years for both equipment and facility leases. Certain lease agreements may also contain options to purchase the leased property and/or options to terminate the lease. In addition, lease agreements may include periodic adjustments to payment amounts for inflation or other variables, or may require payments for taxes, insurance, maintenance or other expenses, which are generally referred to as non-lease components. The Company’s lease agreements do not contain significant residual value guarantees or material restrictive covenants.
Finance Leases
The gross amount of assets held under finance leases as of September 30, 2023 and December 31, 2022 totaled $690.1 million and $720.1 million, respectively. Assets held under finance leases, net of accumulated depreciation, totaled $483.5 million and $535.3 million as of September 30, 2023 and December 31, 2022, respectively. Depreciation expense associated with finance leases totaled $26.8 million and $22.8 million for the three month periods ended September 30, 2023 and 2022, respectively, and totaled $79.3 million and $63.2 million for the nine month periods ended September 30, 2023 and 2022, respectively.
Operating Leases
Operating lease additions for the three month periods ended September 30, 2023 and 2022 totaled $75.1 million and $12.7 million, respectively, and for the nine month periods ended September 30, 2023 and 2022, totaled $198.6 million and $58.1 million, respectively. For the three month periods ended September 30, 2023 and 2022, rent expense for leases that have terms in excess of one year totaled approximately $44.0 million and $30.6 million, respectively, of which $3.9 million and $2.3 million, respectively, represented variable lease costs. For the nine month periods ended September 30, 2023 and 2022, rent expense for such leases totaled approximately $116.7 million and $98.5 million, respectively, of which $11.5 million and $7.8 million, respectively, represented variable lease costs. The Company also incurred rent expense for leases with terms of one year or less totaling approximately $169.9 million and $98.8 million for the three month periods ended September 30, 2023 and 2022, respectively, and totaling approximately $411.7 million and $258.1 million for the nine month periods ended September 30, 2023 and 2022, respectively. Rent expense for operating leases is generally consistent with the amount of the related payments, which payments are included within operating activities in the consolidated statements of cash flows.
Additional Lease Information
Future minimum lease commitments as of September 30, 2023 were as follows (in millions):

	Finance Leases	Operating Leases
2023, remaining three months	$43.4	$38.6
2024	151.5	140.8
2025	114.8	115.7
2026	57.3	79.5
2027	17.8	36.7
Thereafter	3.1	38.2
Total minimum lease payments	$387.9	$449.5
Less amounts representing interest	(21.8)	(38.4)
Total lease obligations, net of interest	$366.1	$411.1
Less current portion	146.6	131.8
Long-term portion of lease obligations, net of interest	$219.5	$279.3
As of September 30, 2023, finance leases had a weighted average remaining lease term of 2.8 years, with a weighted average discount rate of 4.5%, and non-cancelable operating leases had a weighted average remaining lease term of 3.9 years, with a weighted average discount rate of 4.6%.
Note 9 – Stock-Based Compensation and Other Employee Benefit Plans
The Company has stock-based compensation plans, under which shares of the Company’s common stock are reserved for issuance. Under all stock-based compensation plans in effect as of September 30, 2023, there were approximately 2,752,000 shares available for future grant. Non-cash stock-based compensation expense under all plans totaled $7.2 million and $5.7 million for the three month periods ended September 30, 2023 and 2022, respectively, and totaled $24.3 million and $18.9 million for the nine month periods ended September 30, 2023 and 2022, respectively.

Income tax benefits associated with stock-based compensation arrangements totaled $1.1 million and $0.9 million for the three month periods ended September 30, 2023 and 2022, respectively. For the nine month periods ended September 30, 2023 and 2022, such income tax benefits totaled $12.9 million and $4.3 million, respectively, including net tax benefits related to the vesting of share-based payment awards totaling $8.8 million and $0.9 million, respectively.
Restricted Shares
MasTec grants restricted stock awards and restricted stock units (together, “restricted shares”) to eligible participants, which are valued based on the closing market share price of MasTec common stock (the “market price”) on the date of grant. During the restriction period, holders of restricted stock awards are entitled to vote the shares. As of September 30, 2023, total unearned compensation related to restricted shares was approximately $49.1 million, which amount is expected to be recognized over a weighted average period of approximately 1.9 years. The fair value of restricted shares that vested, which is based on the market price on the date of vesting, totaled approximately $0.3 million for both the three month periods ended September 30, 2023 and 2022, and totaled approximately $78.3 million and $19.5 million for the nine month periods ended September 30, 2023 and 2022, respectively.

Activity, restricted shares: (a)	Restricted Shares	Per Share Weighted Average Grant Date Fair Value
Non-vested restricted shares, as of December 31, 2022	2,049,280	$52.33
Granted	204,215	95.99
Vested	(855,196)	27.89
Canceled/forfeited	(67,959)	46.86
Non-vested restricted shares, as of September 30, 2023	1,330,340	$75.03
(a)    Includes 1,000 and 2,150 restricted stock units as of September 30, 2023 and December 31, 2022, respectively.
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
For the three month periods ended September 30, 2023 and 2022, 22,824 shares and 25,495 shares, respectively, were purchased by participants under the Company’s ESPPs for $1.9 million and $1.7 million, respectively, and for the nine month periods ended September 30, 2023 and 2022, 69,475 shares and 82,121 shares, respectively, were purchased for $5.7 million and $5.3 million, respectively. Shares purchased by participants under the Company’s ESPPs in each of the three and nine month periods ended September 30, 2023 and 2022 were reacquired by the Company on the open market. Compensation expense associated with the Company’s ESPPs totaled approximately $0.3 million for both the three month periods ended September 30, 2023 and 2022, and totaled approximately $1.0 million for both the nine month periods ended September 30, 2023 and 2022.
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

	Multiemployer Plans
	Covered Employees		Contributions (in millions)
	Low	High	Pension	Other Multiemployer	Total
For the Three Months Ended September 30:
2023	7,760	11,025	$34.8	$15.2	$50.0
2022	6,774	7,136	$23.0	$14.5	$37.5
For the Nine Months Ended September 30:
2023	6,806	11,025	$77.9	$45.1	$123.0
2022	6,601	7,136	$62.3	$41.6	$103.9

The fluctuations in the number of employees covered under multiemployer plans and associated contributions in the table above related primarily to the timing of activity for the Company’s union resource-based projects, as well as the effects of the Company’s recent acquisitions. For the three and nine month periods ended September 30, 2023, multiemployer plan activity was driven primarily by project work within the Company’s Power Delivery and Oil and Gas operations, and, to a lesser extent, by acquisition-related project work within the Company’s Clean Energy and Infrastructure operations, whereas for the three and nine month periods ended September 30, 2022, activity was driven primarily by acquisition-related project work within the Company’s Power Delivery operations, and, to a lesser extent, project work within its Oil and Gas operations.
Note 11 – Equity
Share Activity
The Company’s share repurchase programs provide for the repurchase, from time to time, of MasTec common shares in open market transactions or in privately negotiated transactions, in each case, in accordance with applicable securities laws. The Company’s share repurchase programs, under which the Company undertakes share repurchases for strategic purposes, including when management believes that the market price of the Company’s stock is undervalued, such repurchases will enhance long-term shareholder value, the Company has adequate liquidity and such repurchases are appropriate uses of capital, do not have an expiration date and may be modified or suspended at any time at the Company’s discretion. There were no share repurchases under the Company’s share repurchase programs in either of the three or nine month periods ended September 30, 2023. For the three month period ended September 30, 2022, there were no share repurchases under the Company’s share repurchase programs, and for the nine month period ended September 30, 2022, the Company repurchased 1.1 million shares of its common stock for an aggregate purchase price of approximately $81.3 million. Of the total repurchased shares, 0.1 million shares were repurchased in the first quarter of 2022 for $8.6 million under the Company’s December 2018 $100 million share repurchase program, which completed the program. The remaining 1.0 million shares were repurchased for $72.7 million under the Company’s March 2020 $150 million share repurchase program. As of September 30, 2023, $77.3 million was available for future share repurchases under the Company’s March 2020 share repurchase program.
Accumulated Other Comprehensive Income (Loss)
Unrealized foreign currency translation activity, net, in each of the three and nine month periods ended September 30, 2023 and 2022 relates primarily to the Company’s operations in Canada and Mexico. Unrealized investment activity in each of the three and nine month periods ended September 30, 2023 and 2022 relates to unrealized fair value gains associated with the Waha JV interest rate swaps. See Note 4 - Fair Value of Financial Instruments for additional information.
Note 12 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The effect of significant discrete items is separately recognized in the quarter(s) in which they occur. For the three month periods ended September 30, 2023 and 2022, the Company’s consolidated effective tax rates were an expense of 33.1% and 18.4%, respectively, and for the nine month periods ended September 30, 2023 and 2022 were benefits of 41.4% and 0.2%, respectively. The Company’s effective tax rate for the nine month period ended September 30, 2023 included the effects of a net tax benefit of approximately $8.8 million related to share-based payment awards and a benefit of approximately $6 million related to adjustments from finalization of the Company’s 2022 tax returns, offset, in part, by an increase in non-deductible expenses. For the nine month period ended September 30, 2022, the Company’s effective tax rate included a benefit of approximately $15 million related to adjustments resulting from finalization of the Company’s 2021 tax returns and a net tax benefit of approximately $0.9 million related to the vesting of share-based payment awards.
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
The Communications segment performs engineering, construction, maintenance and customer fulfillment activities related to communications infrastructure, primarily for wireless and wireline/fiber communications and install-to-the-home customers, as well as infrastructure for utilities, among others. The Clean Energy and Infrastructure segment primarily serves energy, utility, government and other end-markets through the installation and construction of power generation facilities, primarily from clean energy and renewable sources, such as wind, solar, biomass, natural gas and hydrogen, as well as battery storage systems for renewable energy; various types of heavy civil and industrial infrastructure, including roads, bridges and rail; and environmental remediation services. The Oil and Gas segment performs engineering, construction, maintenance and other services for pipeline infrastructure, including natural gas, carbon capture sequestration, water and pipeline integrity and other services for the energy and utilities industries. The Power Delivery segment primarily serves the energy and utility industries through the engineering, construction and maintenance of power transmission and distribution infrastructure, including electrical and gas transmission lines, distribution network systems and substations; and environmental planning and compliance services. The Other segment includes certain equity investees, the services of which may vary from those provided by the Company’s primary segments, as well as other small business units that perform construction and other services for certain international end-markets.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2023	2022	2023	2022
Communications (a)	$824.4	$888.9	$2,499.6	$2,375.1
Clean Energy and Infrastructure	1,099.9	563.2	2,894.5	1,493.5
Oil and Gas	672.3	375.8	1,270.6	927.9
Power Delivery	665.0	688.4	2,077.1	1,985.4
Other	—	—	—	—
Eliminations	(4.5)	(2.8)	(25.9)	(12.2)
Consolidated revenue	$3,257.1	$2,513.5	$8,715.9	$6,769.7
(a)    Revenue generated primarily by utilities customers represented 25.0% and 21.8% of Communications segment revenue for the three month periods ended September 30, 2023 and 2022, respectively, and represented 24.1% and 23.7% for the nine month periods ended September 30, 2023 and 2022, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA:	2023	2022	2023	2022
Communications	$73.4	$109.9	$215.7	$234.5
Clean Energy and Infrastructure	42.4	24.6	80.9	30.2
Oil and Gas	97.3	49.2	188.9	133.4
Power Delivery	56.5	63.1	161.0	150.6
Other	4.4	5.6	18.2	20.0
Segment EBITDA	$274.0	$252.4	$664.7	$568.7
For the three month period ended September 30, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $4.8 million, $15.3 million and $0.5 million, respectively, of acquisition and integration costs related to the Company’s recent acquisitions, and Corporate EBITDA included $0.5 million of such costs. For the nine month period ended September 30, 2023, $18.3 million, $36.9 million, $2.5 million and $3.2 million of such costs were included in EBITDA of the segments and Corporate, respectively. For the three month period ended September 30, 2022, Communications, Oil and Gas, Power Delivery and Corporate EBITDA included $0.5 million, $1.1 million, $20.4 million and $11.2 million of such acquisition and integration costs, respectively, and for the nine month period ended September 30, 2022, $2.4 million, $4.5 million, $34.5 million and $18.0 million of such costs were included in EBITDA of the segments and Corporate, respectively. Additionally, for the nine month period ended September 30, 2023, Corporate EBITDA included fair value losses related to an investment of $0.2 million, and for the three and nine month periods ended September 30, 2022, Corporate EBITDA included $0.1 million and $7.2 million of such fair value losses, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA Reconciliation:	2023	2022	2023	2022
Income (loss) before income taxes	$22.9	$60.3	$(82.7)	$30.5
Plus:
Interest expense, net	62.6	26.9	174.7	62.3
Depreciation	115.0	91.3	325.3	263.5
Amortization	42.3	28.0	126.3	81.2
Corporate EBITDA	31.3	45.9	121.2	131.2
Segment EBITDA	$274.0	$252.4	$664.7	$568.7

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Depreciation and Amortization:	2023	2022	2023	2022
Communications	$37.0	$32.5	$105.6	$92.1
Clean Energy and Infrastructure	37.1	12.4	107.3	35.5
Oil and Gas	40.7	34.1	111.6	97.9
Power Delivery	39.9	37.7	119.4	110.1
Other	—	—	—	—
Corporate	2.6	2.6	7.7	9.1
Consolidated depreciation and amortization	$157.3	$119.3	$451.6	$344.7

Assets:	September 30, 2023	December 31, 2022
Communications	$2,449.7	$2,378.6
Clean Energy and Infrastructure	2,902.6	2,979.9
Oil and Gas	1,908.3	1,544.2
Power Delivery	1,877.7	1,967.9
Other	312.9	297.3
Corporate	78.5	125.4
Consolidated assets	$9,529.7	$9,293.3
Foreign Operations and Other. MasTec operates primarily in the United States and Canada, and, to a far lesser extent, in Mexico, the Caribbean and India. Revenue derived from U.S. operations totaled $3.2 billion and $2.5 billion for the three month periods ended September 30, 2023 and 2022, respectively, and totaled $8.6 billion and $6.6 billion for the nine month periods ended September 30, 2023 and 2022, respectively. Revenue derived from foreign operations totaled $18.8 million and $49.4 million for the three month periods ended September 30, 2023 and 2022, respectively, and totaled $68.4 million and $125.2 million for the nine month periods ended September 30, 2023 and 2022, respectively. Revenue from foreign operations was derived primarily from the Company’s Canadian operations in its Oil and Gas segment. Long-lived assets held in the U.S. included property and equipment, net, of $1.7 billion as of both September 30, 2023 and December 31, 2022, and for the Company’s businesses in foreign countries, totaled $18.0 million and $21.0 million for the respective periods. Intangible assets and goodwill, net, related to the Company’s U.S. operations totaled approximately $2.9 billion and $3.0 billion as of September 30, 2023 and December 31, 2022, respectively, and for the Company’s businesses in foreign countries, totaled approximately $32.8 million and $35.5 million, respectively. Substantially all of the Company’s long-lived and intangible assets and goodwill in foreign countries relate to its Canadian operations. As of September 30, 2023, amounts due from customers from which foreign revenue was derived accounted for less than 1% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue. As of December 31, 2022, such amounts accounted for approximately 1% of the Company’s consolidated net accounts receivable position. Revenue from governmental entities for the three month periods ended September 30, 2023 and 2022 totaled approximately 12% and 6% of total revenue, respectively, and for the nine month periods ended September 30, 2023 and 2022, totaled approximately 11% and 7% of total revenue, respectively. Substantially all of the Company’s revenue from governmental entities was derived from its U.S. operations.
Significant Customers
For the three month period ended September 30, 2023, Equitrans Midstream Corporation represented 11% of the Company’s total consolidated revenue, and for the three month period ended September 30, 2022, no customer represented greater than 10% of the Company’s total consolidated revenue. For the nine month periods ended September 30, 2023 and 2022, no customer represented greater than 10% of the Company’s total consolidated revenue. The Company's relationship with Equitrans Midstream Corporation and its affiliates is based upon various construction contracts for pipeline activities, for which the related revenue is included in the Oil and Gas segment.
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
Acquired Legacy Solar Matter. On April 28, 2023, a jury found IEA and its subsidiary, IEA Constructors, LLC (“IEAC” and, together with IEA, the “IEA Entities”), liable to plaintiffs H&L Farms LLC (“H&L Farms”), Shaun Harris and Amie Harris following a trial in the U.S. District Court for the Middle District of Georgia, Columbus Division (the “Court”), against the IEA Entities, IEAC’s customer, Silicon Ranch Corporation (“SRC”) and engineering firm Westwood Professional Services, Inc. The suit, filed in August 2021, arose out of a project that commenced in 2021 involving the construction by IEAC of a solar farm for SRC. The project was constructed on SRC’s property located adjacent to a 1,400 acre tract of land that plaintiffs purchased in March 2021 for approximately $3.3 million.

The plaintiffs brought various causes of action under Georgia law, including trespass, nuisance and negligence, arising out of the defendants’ alleged failure to exercise appropriate efforts to prevent and remediate soil erosion and sedimentary run-off that flowed from SRC’s property into a 21-acre lake on plaintiffs’ property. Following trial, the jury awarded Mr. and Mrs. Harris $4.5 million each for loss of use and enjoyment of the lake and awarded H&L Farms (the legal owner) another $1.5 million in remediation costs. These damages were apportioned 30% to SRC, 40% to IEA and 30% to IEAC. The jury also awarded $25 million in punitive damages against SRC and $50 million in punitive damages against each of the IEA Entities. The Court entered judgment on the verdict and issued an injunction requiring IEAC to remediate the sedimentary run-off as quickly as possible.
Subsequently, the IEA Entities and SRC filed post-trial motions seeking multiple avenues of relief from the verdict. Plaintiffs filed oppositions to both motions.
Following trial, Mr. and Mrs. Harris also filed a motion for damages under the Georgia frivolous claim/defense statute, seeking $1 million in damages for each of them in compensation for their ostensible stress in pursuing their claims in litigation and an unspecified amount of attorneys’ fees, which they implied could be as much as 45% of any amount of damages remaining after post-verdict review. The IEA Entities and SRC opposed this motion.
On October 23, 2023, the Court issued an order resolving the parties’ post-trial motions. The Court first ruled that the compensatory damages for restoration of the lake are unsupported by the evidence and that the compensatory damages for loss of use and enjoyment are excessive. It ordered a new trial on the amount of compensatory damages unless Mr. and Mrs. Harris agree to a remittitur of their damages for loss of use and enjoyment to approximately $0.5 million each and H&L Farms agrees to a remittitur of its damages for restoration of the lake to approximately $0.3 million. The Court also ordered a new trial on the amount of punitive damages unless plaintiffs agree to a remittitur of the punitive damages against SRC to approximately $1.1 million and a remittitur of the punitive damages against the IEA Entities to approximately $2.7 million in total. The plaintiffs have until November 13, 2023 to notify the Court whether they agree to the remittiturs. If they do not agree to the remittiturs, the Court intends to hold a new trial on the amount of compensatory and punitive damages in March 2024. Finally, the Court denied the plaintiffs’ request for damages and attorneys’ fees under the Georgia frivolous claims/defenses statute.
On October 31, 2023, the plaintiffs filed a motion for reconsideration of the Court’s order, seeking, among other things, that the Court permit a higher amount of damages and defer any retrial to a later time, accompanied by a request that the Court certify its order for an immediate appeal and to seek the Georgia Supreme Court’s answers to various ostensible issues of Georgia law.
Other Commitments and Contingencies
Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including certain related party leases. See Note 8 - Lease Obligations and Note 15 - Related Party Transactions.
Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers and surety bond providers and in support of performance under certain contracts as well as certain obligations associated with the Company’s equity investments and other strategic arrangements, including its variable interest entities. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2023 and December 31, 2022, there were $82.1 million and $166.7 million, respectively, of letters of credit issued under the Company’s credit facilities. Letter of credit claims have historically not been material. The Company is not aware of any material claims relating to its outstanding letters of credit as of September 30, 2023 or December 31, 2022.
Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2023 and December 31, 2022, outstanding performance and payment bonds approximated $5,552.1 million and $4,855.5 million, respectively, and estimated costs to complete projects secured by these bonds totaled $1,693.7 million and $1,739.9 million, respectively. Included in these balances as of September 30, 2023 and December 31, 2022 are $329.0 million and $115.8 million, respectively, of outstanding performance and payment bonds issued on behalf of the Company’s proportionately consolidated non-controlled contractual joint ventures, representing the Company’s proportionate share of the total bond obligation for the related projects.
Investment and Strategic Arrangements. The Company holds undivided interests, ranging from 85% to 90%, in multiple proportionately consolidated non-controlled contractual joint ventures that provide infrastructure construction services for electrical transmission projects, as well as undivided interests, ranging from 25% to 50%, in each of four civil construction projects, and one 49% undivided interest in pipeline project work. Income and/or losses incurred by these joint ventures are generally shared proportionally by the respective joint venture members, with the members of the joint ventures jointly and severally liable for all of the obligations of the joint venture. The respective joint venture agreements provide that each joint venture partner indemnify the other party for any liabilities incurred by such joint venture in excess of its ratable portion of such liabilities. Thus, it is possible that the Company could be required to pay or perform obligations in excess of its share if the other joint venture partners fail or refuse to pay or perform their respective share of the obligations. As of September 30, 2023, the Company was not aware of material future claims against it in connection with these arrangements. For the nine month period ended September 30, 2023, the Company provided $0.5 million of project-related financing to its contractual joint ventures, which amount was outstanding as of September 30, 2023. Included in the Company’s cash balances as of September 30, 2023 and December 31, 2022 are amounts held by entities that are proportionately consolidated totaling $26.5 million and $25.7 million, respectively. These amounts are available to support the operations of those entities, but are not available for the Company’s other operations.

The Company has other investment and strategic arrangements, under which it may incur costs or provide financing, performance, financial and/or other guarantees. See Note 4 - Fair Value of Financial Instruments and Note 15 - Related Party Transactions for additional information pertaining to the Company’s investment and strategic arrangements.
Self-Insurance. MasTec maintains insurance policies for workers’ compensation, general liability and automobile liability, which are subject to per claim deductibles. The Company is self-insured up to the amount of the deductible. The Company also maintains excess umbrella coverage. The Company manages certain of its insurance liabilities indirectly through its wholly-owned captive insurance company, which reimburses claims up to the applicable insurance limits. Captive insurance-related cash balances totaled approximately $0.8 million and $1.1 million as of September 30, 2023 and December 31, 2022, respectively, which amounts are generally not available for use in the Company’s other operations.
As of September 30, 2023 and December 31, 2022, MasTec’s estimated liability for unpaid claims and associated expenses, including incurred but not reported losses related to these policies, totaled $201.1 million and $176.7 million, respectively, of which $131.5 million and $109.3 million, respectively, were reflected within other long-term liabilities in the consolidated balance sheets. MasTec also maintains an insurance policy with respect to employee group medical claims, which is subject to annual per employee maximum losses. MasTec’s estimated liability for employee group medical claims totaled $4.8 million and $4.1 million as of September 30, 2023 and December 31, 2022, respectively.
The Company is required to post collateral, generally in the form of letters of credit, surety bonds and cash to certain of its insurance carriers. Insurance-related letters of credit for the Company’s workers’ compensation, general liability and automobile liability policies amounted to $9.6 million and $95.6 million as of September 30, 2023 and December 31, 2022, respectively. Outstanding surety bonds related to self-insurance programs amounted to $204.8 million and $110.9 million as of September 30, 2023 and December 31, 2022, respectively.
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
The Company currently contributes, and in the past, has contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. As of September 30, 2023, the Company does not have plans to withdraw from, and is not aware of circumstances that would reasonably lead to material claims against it, in connection with the MEPPs in which it participates. There can be no assurance, however, that the Company will not be assessed liabilities in the future, including in the form of a surcharge on future benefit contributions or increased contributions on underfunded plans. The amount the Company could be obligated to pay or contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns, which could be negatively affected by economic and market conditions, and the level of underfunding of such plans. In connection with the IEA acquisition, the Company assumed a multiemployer pension plan withdrawal liability, under which IEA is currently obligated to make monthly payments of approximately $10,000. As of September 30, 2023 and December 31, 2022, the remaining obligation approximated $1.8 million and $1.9 million, respectively.
Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2023 and December 31, 2022, the Company had accrued project close-out liabilities of approximately $20 million and $40 million, respectively. The Company is not aware of any other material asserted or unasserted claims in connection with its potential indemnity obligations.
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
Concentrations of Risk. The Company had approximately 1,425 customers for the nine month period ended September 30, 2023. No customer represented greater than 10% of the Company’s consolidated net accounts receivable position, which is calculated as accounts receivable, net, less deferred revenue, as of either September 30, 2023 or December 31, 2022. The Company derived approximately 40% and 41%, respectively, of its revenue from its top ten customers for the three month periods ended September 30, 2023 and 2022, and derived approximately 37% and 42% of such revenue for the nine month periods ended September 30, 2023 and 2022, respectively.
Note 15 – Related Party Transactions
MasTec purchases, rents and leases equipment and purchases various types of supplies and services used in its business, including ancillary construction services, project-related site restoration and marketing, business development and administrative activities, from a number of different vendors on a non-exclusive basis, and from time to time, rents equipment to, sells certain supplies, or performs construction services on behalf of, entities in which members of subsidiary management have ownership or commercial interests. For the three month periods ended September 30, 2023 and 2022, such payments to related party entities totaled approximately $7.1 million and $8.0 million, respectively, and for the nine month periods ended September 30, 2023 and 2022, such payments totaled approximately $33.9 million and $22.7 million, respectively. Payables associated with such arrangements totaled approximately $2.6 million as of both September 30, 2023 and December 31, 2022. Revenue from such related party arrangements totaled approximately $3.5 million and $2.4 million for the three month periods ended September 30, 2023 and 2022, respectively, and for the nine month periods ended September 30, 2023 and 2022, totaled approximately $10.9 million and $7.4 million, respectively. Related amounts receivable totaled approximately $1.0 million and $3.2 million as of September 30, 2023 and December 31, 2022, respectively.
The Company rents and leases equipment and purchases certain supplies and servicing from CCI. Juan Carlos Mas, who is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and José R. Mas, MasTec’s Chief Executive Officer, serves as the chairman of CCI, and a member of management of a MasTec subsidiary and an entity that is owned by the Mas family are minority owners. For the three month periods ended September 30, 2023 and 2022, MasTec paid CCI approximately $1.2 million and $1.1 million, respectively, related to this activity, and for the nine month periods ended September 30, 2023 and 2022, MasTec paid approximately $2.5 million and $2.9 million, respectively. Amounts payable to CCI totaled approximately $4.6 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively. The Company has also rented equipment to CCI. Revenue from equipment rentals to CCI totaled approximately $0.2 million for both the three and nine month periods ended September 30, 2022. As of December 31, 2022, related amounts receivable were de minimis.
MasTec has a subcontracting arrangement with an entity for the performance of construction services, the minority owners of which include an entity controlled by Jorge Mas and José R. Mas, along with two members of management of a MasTec subsidiary. For the three month periods ended September 30, 2023 and 2022, MasTec incurred subcontracting expenses in connection with this arrangement of approximately $2.7 million and $0.1 million, respectively, and for the nine month periods ended September 30, 2023 and 2022, MasTec incurred approximately $3.1 million and $0.2 million, respectively, of such subcontracting expenses. Related amounts payable totaled approximately $2.5 million as of September 30, 2023, and as of December 31, 2022, such payables were de minimis.
MasTec has a leasing arrangement for an aircraft that is owned by an entity that Jorge Mas owns. For both the three month periods ended September 30, 2023 and 2022, MasTec paid approximately $0.7 million related to this leasing arrangement, and for the nine month periods ended September 30, 2023 and 2022, such payments totaled approximately $2.0 million and $1.9 million, respectively.
MasTec has performed construction services on behalf of a professional Miami soccer franchise (the “Franchise”) in which Jorge Mas and José R. Mas are majority owners. Services provided by MasTec have included the construction of a soccer facility and stadium as well as wireless infrastructure services. Construction services related to site preparation for a new soccer complex began in the third quarter of 2023. For the three and nine month periods ended September 30, 2023, MasTec charged approximately $4.6 million and $4.8 million, respectively, under these arrangements, and related amounts receivable totaled approximately $4.8 million as of September 30, 2023. Payments for other expenses related to the Franchise for the three month periods ended September 30, 2023 and 2022 totaled approximately $0.3 million and $0.1 million, respectively, and for the nine month periods ended September 30, 2023 and 2022, totaled approximately $0.9 million and $0.4 million, respectively.
MasTec has a subcontracting arrangement to perform construction services for an entity, in which José R. Mas has a minority interest, and of which a member of management of a MasTec subsidiary owns the remaining interest. For the three month periods ended September 30, 2023 and 2022, revenue recognized by MasTec under this arrangement totaled approximately $42.7 million and $38.0 million, respectively, and totaled approximately $120.6 million and $98.7 million, respectively, for the nine month periods ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, related amounts receivable totaled approximately $59.1 million and $42.0 million, respectively. MasTec also pays a management fee to this entity in connection with this subcontracting arrangement. Under a separate arrangement, this entity performs certain construction services for MasTec. For the three month periods ended September 30, 2023 and 2022, MasTec incurred approximately $1.7 million and $0.4 million, respectively, for management fees and subcontracting expenses under these arrangements, and incurred approximately $2.9 million and $0.9 million, respectively, under these arrangements for the nine month periods ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, related amounts payable totaled approximately $0.6 million and $0.3 million, respectively.
From time to time, the Company pays amounts on behalf of or to the former owners of acquired businesses, which, under the provisions of the related purchase agreements, the former owners are obligated to repay. The Company paid $0.1 million of such amounts during both the three month periods ended September 30, 2023 and 2022. For the nine month periods ended September 30, 2023 and 2022, such payments totaled approximately $0.2 million and $1.5 million, respectively. Amounts receivable for such payments, which are expected to be settled under customary terms associated with the related purchase agreement, totaled approximately $2.2 million and $2.0 million as of September 30, 2023 and December 31, 2022, respectively.
In addition, the Company has a subcontracting arrangement with an entity in which it has a 25% interest. The Company’s interest in this entity is accounted for as an equity method investment. For the three and nine month periods ended September 30, 2023, the Company made equity contributions of approximately $0.1 million and $3.7 million, respectively, to this entity, of which $0.1 million and $0.3 million, respectively, were paid in cash. For the three and nine month periods ended September 30, 2022, the Company made equity contributions to this entity of approximately $0.1 million and $0.6 million, respectively. As of September 30, 2023 and December 31, 2022, the Company’s net investment in this entity was a liability of approximately $1.1 million and $0.2 million, respectively, which net amount included approximately $1.1 million of deferred revenue as of September 30, 2023, and $2.3 million of accounts receivable, net, less deferred revenue, as of December 31, 2022, related to the subcontracting arrangement as of the respective periods. Additionally, the Company has certain arrangements with an entity in which members of management have an ownership interest, including a fee arrangement in conjunction with a $15.0 million letter of credit issued by the Company on behalf of this entity. Income recognized in connection with these arrangements totaled approximately $0.2 million for both the three month periods ended September 30, 2023 and 2022, and totaled approximately $0.6 million for both the nine month periods ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, related amounts receivable totaled $0.2 million and $0.4 million, respectively.
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
Non-controlling interests in entities consolidated by the Company represent ownership interests held by members of management of certain of the Company’s subsidiaries, primarily in the Company’s Oil and Gas segment, including the ownership interests in two entities that the Company acquired in the second quarter of 2023. See Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net for additional information. In the first quarter of 2023, the Company acquired the remaining 15% equity interests in one of its subsidiaries, which interests were previously accounted for as non-controlling interests, from two members of subsidiary management for $10.0 million in cash, plus 120,000 shares of MasTec common stock, valued at approximately $11.6 million.
Split Dollar Agreements
MasTec has split dollar life insurance agreements with trusts, for one of which Jorge Mas is a trustee, and for the other of which José R. Mas is a trustee. For the three month periods ended September 30, 2023 and 2022, the Company paid $0.2 million and $0.6 million, respectively, in connection with the agreements for Jorge Mas, and no payments were made in connection with such agreements for José R. Mas in either of the three month periods ended September 30, 2023 or 2022. For the nine month periods ended September 30, 2023 and 2022, the Company paid $0.7 million and $1.1 million, respectively, in connection with the agreements for Jorge Mas, and for both the nine month periods ended September 30, 2023 and 2022, paid $0.7 million in connection with such agreements for José R. Mas. As of September 30, 2023 and December 31, 2022, life insurance assets associated with these agreements totaled approximately $27.2 million and $25.8 million, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our business and industry and the assumptions upon which these statements are based. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions, dispositions or other strategic arrangements. Words such as “anticipates,” “expects,” “intends,” “will,” “could,” “would,” “should,” “may,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “targets” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additionally, many of these risks and uncertainties could be amplified by the potential effects of general economic and market conditions, including levels of inflation and market interest rates, geopolitical events, market uncertainty and/or volatility.
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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three and nine month periods ended September 30, 2023 and 2022. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our 2022 Form 10-K. In this MD&A, “$” means U.S. dollars unless specified otherwise.
General Economic, Market and Regulatory Conditions
We have experienced, and may continue to experience, direct and indirect negative effects on our business and operations from negative economic, market and regulatory conditions, including the current level of market interest rates, continuing inflationary effects on the cost of fuel, labor and materials; supply chain disruptions; uncertainty related to the implementation and pace of spending under governmental programs and initiatives related to infrastructure and other industrial investment, delays and uncertainty related to project permitting and other regulatory matters or uncertainty; climate, environmental and sustainability-related matters; public health matters; changes in technology, tax and other incentives; and potential market volatility that could negatively affect demand for future projects, and/or delay existing project timing or cause increased project costs.
We expect the remainder of 2023 and the foreseeable future to continue to be a dynamic macroeconomic environment, with elevated market interest rates and continuing, but moderating levels of cost inflation and potential market volatility, any or all of which could adversely affect our costs and customer demand. These conditions could affect the cost of capital of both us and our customers, as well as our customers’ plans for capital investments and ongoing maintenance expenditures, which could negatively affect demand for our services. The extent to which general economic, market and regulatory conditions could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that we may neither be able to accurately predict nor quantify with specificity, including with respect to the effects of ongoing and recent geopolitical events, such as the political unrest and military conflicts in the Middle East and Ukraine, which could potentially increase volatility and uncertainty in the energy and capital markets.
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
Business Overview
We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy, utility and other infrastructure, such as: power delivery services, including transmission, distribution, environmental planning and compliance; wireless, wireline/fiber and customer fulfillment activities; power generation, primarily from clean energy and renewable sources; pipeline infrastructure, including natural gas, carbon capture sequestration, water and pipeline integrity services; heavy civil; industrial infrastructure, including roads, bridges and rail; and environmental remediation services. Our customers are primarily in these industries. Including our predecessor companies, we have been in business for over 90 years. For the twelve month period ended September 30, 2023, we had an average of approximately 830 locations and 34,000 employees, respectively, and as of September 30, 2023, we had approximately 850 locations and 37,000 employees, respectively. We offer our services under the MasTec® and other service marks and are ranked among the Top 400 Contractors by Engineering News-Record.
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
Backlog
Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted construction contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. Our estimated backlog also includes amounts under master service and other service agreements and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. Estimated backlog for work under master service and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Based on current expectations of our customers’ requirements, we anticipate that we will realize approximately 26% of our estimated September 30, 2023 backlog in 2023. The following table presents 18-month estimated backlog by reportable segment as of the dates indicated:

Reportable Segment (in millions):	September 30, 2023	June 30, 2023	September 30, 2022
Communications	$5,299	$5,420	$5,024
Clean Energy and Infrastructure	3,073	3,324	1,933
Oil and Gas	1,681	2,042	1,513
Power Delivery	2,437	2,656	2,757
Other	—	—	—
Estimated 18-month backlog	$12,490	$13,442	$11,227
As of September 30, 2023, 56% of our backlog is estimated to be attributable to amounts under master service or other service agreements, pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory or other delays or cancellations, including from factors discussed above in “General Economic, Market and Regulatory Conditions.” These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work due to these effects and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements, which is incorporated by reference. As of September 30, 2023, total 18-month backlog differed from the amount of our remaining performance obligations due primarily to the inclusion of $7.1 billion of estimated future revenue under master service and other service agreements within our backlog estimates, as described above, and the exclusion of approximately $2.2 billion of remaining performance obligations and estimated future revenue under master service and other service agreements in excess of 18 months, which amount is not included in the backlog estimates above. Backlog expected to be realized in 2023 differs from the amount of remaining performance obligations expected to be recognized for the same period due primarily to the inclusion of approximately $0.7 billion of estimated future revenue under master service and other service agreements that is included within the related backlog estimate.
Economic, Industry and Market Factors
We closely monitor the effects of changes in economic, industry and market conditions on our customers, including the potential effects of the factors discussed above in “General Economic, Market and Regulatory Conditions,” which can affect demand for our customers’ products and services and can increase or decrease our customers’ planned capital and maintenance budgets in certain end-markets. Any of these factors and effects, as well as mergers and acquisitions or other business transactions among the customers we serve, could affect demand for our services, or the cost to provide such services and our profitability.
Changes in demand in our customers’ businesses and fluctuations in market prices for energy sources, including oil and gas products, can affect demand for our services. In particular, such changes can affect the level of activity in energy generation projects, including from renewable energy sources, as well as pipeline construction and carbon capture projects. The availability of transportation and transmission capacity can also affect demand for our services, including energy generation, electric grid and pipeline construction projects. These factors, as well as the highly competitive nature of our industry, can result in changes in levels of activity, project mix, and/or the profitability of the services we provide. In the face of increased pricing pressure or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs and/or business streamlining efforts. Market developments, including rising market interest rates and inflationary effects on fuel, labor and materials costs, have had, and could continue to have, a negative effect on our profitability to the extent that we have not been, and in the future are not able, to pass these costs through to our customers. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors could have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
Effect of Seasonality and Cyclical Nature of Business
Our revenue and results of operations are cyclical and can be subject to seasonal and other variations. For additional information regarding the effects of seasonality and the cyclical nature of our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Form 10-K.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Form 10-K. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three and nine month periods ended September 30, 2023, there were no material changes in our critical accounting estimates or policies.
For details of our third quarter 2023 quarterly review for indicators of impairment, and the discussion relating to the IEA reporting unit, refer to Note 3 - Acquisitions, Goodwill and Other Intangible Assets, Net, in the notes to the consolidated financial statements, which is incorporated by reference. Based on our assessment as of September 30, 2023, the IEA reporting unit exceeded its carrying value by approximately 7%. The most significant assumptions used in our analysis to determine the fair value of the IEA reporting unit are the discount rate, revenue and profitability assumptions and the terminal growth rate. As of September 30, 2023, a 50 basis point increase in the discount rate would reduce the amount by which the IEA reporting unit exceeded its carrying value to approximately 4%; a 50 basis point decrease in the terminal growth rate would reduce this amount to approximately 5%; and a 1% reduction in the profitability assumption for all forecast years would reduce this amount to approximately 6%.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue	$3,257.1	100.0%	$2,513.5	100.0%	$8,715.9	100.0%	$6,769.7	100.0%
Costs of revenue, excluding depreciation and amortization	2,857.1	87.7%	2,187.8	87.0%	7,701.4	88.4%	5,949.3	87.9%
Depreciation	115.0	3.5%	91.3	3.6%	325.3	3.7%	263.5	3.9%
Amortization of intangible assets	42.3	1.3%	28.0	1.1%	126.3	1.4%	81.2	1.2%
General and administrative expenses	180.6	5.5%	125.1	5.0%	520.7	6.0%	404.2	6.0%
Interest expense, net	62.6	1.9%	26.9	1.1%	174.7	2.0%	62.3	0.9%
Equity in earnings of unconsolidated affiliates, net	(6.8)	(0.2)%	(6.1)	(0.2)%	(23.4)	(0.3)%	(19.4)	(0.3)%
Other (income) expense, net	(16.6)	(0.5)%	0.2	0.0%	(26.3)	(0.3)%	(1.9)	(0.0)%
Income (loss) before income taxes	$22.9	0.7%	$60.3	2.4%	$(82.7)	(0.9)%	$30.5	0.4%
(Provision for) benefit from income taxes	(7.6)	(0.2)%	(11.1)	(0.4)%	34.2	0.4%	0.1	0.0%
Net income (loss)	$15.3	0.5%	$49.2	2.0%	$(48.5)	(0.6)%	$30.5	0.5%
Net income attributable to non-controlling interests	1.0	0.0%	0.3	0.0%	2.2	0.0%	0.4	0.0%
Net income (loss) attributable to MasTec, Inc.	$14.3	0.4%	$48.9	1.9%	$(50.7)	(0.6)%	$30.1	0.4%

We review our operating results by reportable segment. See Note 13 - Segments and Related Information in the notes to the consolidated financial statements, which is incorporated by reference. Our reportable segments are: (1) Communications; (2) Clean Energy and Infrastructure; (3) Oil and Gas; (4) Power Delivery; and (5) Other. Management’s review of segment results includes analyses of trends in revenue, EBITDA and EBITDA margin. EBITDA for segment reporting purposes is calculated consistently with our consolidated EBITDA calculation. See the discussion of our non-U.S. GAAP financial measures, including certain adjusted non-U.S. GAAP measures, as described below, following the comparison of results discussion. The following table presents revenue, EBITDA and EBITDA margin by segment for the periods indicated (dollar amounts in millions):

	Revenue				EBITDA and EBITDA Margin
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Segment:	2023	2022	2023	2022	2023 (a)		2022 (a)		2023 (a)		2022 (a)
Communications	$824.4	$888.9	$2,499.6	$2,375.1	$73.4	8.9%	$109.9	12.4%	$215.7	8.6%	$234.5	9.9%
Clean Energy and Infrastructure	1,099.9	563.2	2,894.5	1,493.5	42.4	3.9%	24.6	4.4%	80.9	2.8%	30.2	2.0%
Oil and Gas	672.3	375.8	1,270.6	927.9	97.3	14.5%	49.2	13.1%	188.9	14.9%	133.4	14.4%
Power Delivery	665.0	688.4	2,077.1	1,985.4	56.5	8.5%	63.1	9.2%	161.0	7.8%	150.6	7.6%
Other	—	—	—	—	4.4	NM	5.6	NM	18.2	NM	20.0	NM
Eliminations	(4.5)	(2.8)	(25.9)	(12.2)	—	—	—	—	—	—	—	—
Segment Total	$3,257.1	$2,513.5	$8,715.9	$6,769.7	$274.0	8.4%	$252.4	10.0%	$664.7	7.6%	$568.7	8.4%
Corporate	—	—	—	—	(31.3)	—	(45.9)	—	(121.2)	—	(131.2)	—
Consolidated Total	$3,257.1	$2,513.5	$8,715.9	$6,769.7	$242.7	7.5%	$206.5	8.2%	$543.5	6.2%	$437.5	6.5%
NM - Percentage is not meaningful
(a)     For the three month period ended September 30, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $4.8 million, $15.3 million and $0.5 million, respectively, of acquisition and integration costs related to our recent acquisitions, and Corporate EBITDA included $0.5 million of such costs, and, for the nine month period ended September 30, 2023, $18.3 million, $36.9 million, $2.5 million and $3.2 million, of such costs were included in EBITDA of the segments and Corporate, respectively. For the three month period ended September 30, 2022, Communications, Oil and Gas, Power Delivery and Corporate EBITDA included $0.5 million, $1.1 million, $20.4 million and $11.2 million, of such acquisition and integration costs, respectively, and for the nine month period ended September 30, 2022, $2.4 million, $4.5 million, $34.5 million, and $18.0 million of such costs were included in EBITDA of the segments and Corporate, respectively.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenue. For the three month period ended September 30, 2023, consolidated revenue totaled $3,257 million as compared with $2,514 million for the same period in 2022, an increase of $744 million, or 30%. Acquisitions contributed $533 million of increased revenue for the three month period ended September 30, 2023 and organic revenue increased by approximately $210 million, or 8%, as compared with the same period in 2022. See below for details of revenue by segment.
Communications Segment. Communications revenue was $824 million for the three month period ended September 30, 2023 as compared with $889 million for the same period in 2022, a decrease of $65 million, or 7%. Acquisitions contributed $48 million of revenue for the three month period ended September 30, 2023, whereas organic revenue decreased by approximately $113 million, or 13%, as compared with the same period in 2022. The decrease in organic revenue was driven primarily by lower levels of wireless, wireline and install-to-the-home project activity due, in part, to the effect of macroeconomic conditions on project activity levels, reflecting delays driven, in part, by customers’ higher financing costs, offset, in part, by an increase in utility project work.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $1,100 million for the three month period ended September 30, 2023 as compared with $563 million for the same period in 2022, an increase of $537 million, or 95%. Acquisitions contributed $485 million of revenue for the three month period ended September 30, 2023 and organic revenue increased by approximately $52 million, or 9%, as compared with the same period in 2022, due primarily to higher levels of renewable and heavy civil project activity due to timing of project work, offset, in part, by lower levels of certain industrial infrastructure project work.
Oil and Gas Segment. Oil and Gas revenue was $672 million for the three month period ended September 30, 2023, as compared with $376 million for the same period in 2022, an increase of $297 million, or 79%, primarily due to higher levels of project activity, including large-diameter pipeline project work, offset, in part, by certain facilities and other infrastructure-related project work.
Power Delivery Segment. Power Delivery revenue was $665 million for the three month period ended September 30, 2023, as compared with $688 million for the same period in 2022, a decrease of $23 million, or 3%, primarily due to lower levels of project activity, including for storm restoration services, certain facilities and other infrastructure-related project work, offset, in part, by an increase in transmission and substation-related project work.

Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $669 million, or 31%, to $2,857 million for the three month period ended September 30, 2023 from $2,188 million for the same period in 2022. Higher levels of revenue contributed an increase of $647 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $22 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 70 basis points to 87.7% of revenue for the three month period ended September 30, 2023 from 87.0% of revenue for the same period in 2022. The basis point increase was primarily due to a combination of reduced project efficiencies within our Communications and Power Delivery segments and the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work, offset, in part, by improved productivity within our Oil and Gas and Clean Energy and Infrastructure segments and a decrease in certain acquisition and integration costs of approximately $19 million.
Depreciation. Depreciation was $115 million, or 3.5% of revenue, for the three month period ended September 30, 2023, as compared with $91 million, or 3.6% of revenue, for the same period in 2022, an increase of approximately $24 million, or 26%. Acquisitions contributed $12 million of depreciation for the three month period ended September 30, 2023, and organic depreciation increased by $12 million, or approximately 13%, due primarily to the effect of capital expenditures in 2022 in support of certain prior year growth initiatives and to address prior year supply chain disruption concerns, offset, in part, by a $2 million reduction in depreciation expense related to a change in the depreciable lives of certain assets to better align the respective assets’ lives with their expected useful lives. As a percentage of revenue, depreciation decreased by approximately 10 basis points, due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $42 million, or 1.3% of revenue, for the three month period ended September 30, 2023, as compared with $28 million, or 1.1% of revenue, for the same period in 2022, an increase of $14 million, or approximately 51%. Acquisitions contributed approximately $14 million of amortization for the three month period ended September 30, 2023, and organic amortization was generally flat. As a percentage of revenue, amortization of intangible assets increased by approximately 20 basis points.
General and administrative expenses. General and administrative expenses totaled $181 million, or 5.5% of revenue, for the three month period ended September 30, 2023, as compared with $125 million, or 5.0% of revenue, for the same period in 2022, an increase of approximately $56 million, or 44%. Acquisitions, including certain acquisition and integration costs, contributed $42 million of general and administrative expenses for the three month period ended September 30, 2023 and organic general and administrative expenses increased by approximately $14 million, or 11%, as compared with the same period in the prior year, primarily due to a reduction in gains on sales of assets, net, and increases in various administrative costs, including information technology expenses, as well as the effects of timing of legal and settlement matters. Total acquisition and integration costs included within general and administrative expenses increased to $18 million for the three month period ended September 30, 2023 from approximately $9 million for the same period in 2022. Overall, general and administrative expenses increased by approximately 60 basis points as a percentage of revenue for the three month period ended September 30, 2023 as compared with the same period in 2022.
Interest expense, net. Interest expense, net of interest income, was approximately $63 million, or approximately 1.9% of revenue, for the three month period ended September 30, 2023, as compared with approximately $27 million, or 1.1% of revenue, for the same period in 2022, an increase of approximately $36 million, or 133%. The increase in interest expense, net, resulted primarily from credit facility activity and term loans, which accounted for approximately $27 million of the increase due to higher average balances, including from indebtedness incurred in connection with acquisition activity, including $700 million of additional unsecured term loans entered into in connection with the acquisition of IEA in the fourth quarter of 2022, as well as higher average interest rates on our floating rate debt as compared with the same period in 2022. In addition, interest expense from senior notes increased by $5 million due to the assumption, exchange and issuance of $300 million aggregate principal amount of 6.625% senior notes in connection with the IEA acquisition. See Financial Condition, Liquidity and Capital Resources discussion below for details of our debt instruments and recent transactions. Additionally, interest expense from accounts receivable financing arrangements increased by approximately $1 million due primarily to higher average interest rates and higher average balances, including from arrangements entered into in the second and third quarters of 2023. See Note 5 - Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities, which is incorporated by reference, for details of our financing arrangements.
Equity in earnings of unconsolidated affiliates, net. Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three month periods ended September 30, 2023 and 2022, equity in earnings from unconsolidated affiliates, net, totaled approximately $7 million and $6 million, respectively, and related primarily to our investments in the Waha JVs, and, to a lesser extent to our investments in certain other entities.
Other (income) expense, net. Other (income) expense, net, consists primarily of gains or losses from changes to estimated Earn-out accruals and certain contingent payments to the former owners of an acquired business; certain legal/other settlements; gains or losses, or changes in estimated recoveries from certain assets, including financial instruments, and certain liabilities; certain purchase accounting adjustments, and other miscellaneous income or expense. Other income, net, was $17 million for the three month period ended September 30, 2023, as compared with $0.2 million of other expense, net for the same period in 2022. For the three month period ended September 30, 2023, other income, net, included approximately $5 million of income, net, from changes to estimated Earn-out accruals and $7 million of other miscellaneous income, net, including from insurance and other settlements, $7 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business and approximately $3 million of impairment losses on an investment. For the three month period ended September 30, 2022, other expense, net, included approximately $3 million of acquisition and integration-related financing costs, offset, in part, by approximately $1 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business and approximately $1 million of other miscellaneous income.
Provision for income taxes. Income tax expense was $8 million for the three month period ended September 30, 2023 as compared with $11 million for the same period in the prior year. Pre-tax income decreased to $23 million for the three month period ended September 30, 2023 from $60 million for the same period in 2022. For the three month period ended September 30, 2023, our effective tax rate increased to 33.1% from 18.4% for the same period in 2022. Our effective tax rate in the third quarter of 2023 included a benefit of approximately $4 million related to adjustments resulting from the finalization of our 2022 tax returns, whereas in the third quarter of 2022, our effective tax rate included a benefit of approximately $13 million related to adjustments from finalization of our 2021 tax returns.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $73 million, or 8.9% of revenue, for the three month period ended September 30, 2023, as compared with $110 million, or 12.4% of revenue, for the same period in 2022, a decrease of approximately $37 million, or 33%. As a percentage of revenue, EBITDA decreased by 350 basis points, or approximately $29 million, due primarily to reduced operating leverage from lower levels of wireless revenue, as well as reduced project efficiencies and an increase of approximately $4 million in certain acquisition and integration costs. Lower levels of revenue contributed a decrease in EBITDA of $8 million.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $42 million, or 3.9% of revenue, for the three month period ended September 30, 2023, as compared with EBITDA of $25 million, or 4.4% of revenue, for the same period in 2022, an increase of approximately $18 million, or 73%. Higher levels of revenue contributed an increase in EBITDA of approximately $23 million, whereas reduced productivity contributed a decrease of approximately $6 million. As a percentage of revenue, EBITDA decreased by approximately 50 basis points due primarily to project inefficiencies, including from certain industrial infrastructure project work, as well as the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work, and an increase of approximately $15 million in certain acquisition and integration costs, offset, in part, by improved productivity for certain renewable projects and the effects of project mix.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $97 million, or 14.5% of revenue, for the three month period ended September 30, 2023, as compared with EBITDA of $49 million, or 13.1% of revenue, for the same period in 2022, an increase of approximately $48 million, or 98%. Higher levels of revenue contributed an increase in EBITDA of approximately $39 million. As a percentage of revenue, EBITDA margins increased by approximately 140 basis points, or $9 million, due primarily to project efficiencies and improved productivity, including as a result of improved operating leverage from higher levels of revenue, as well as the effects of project mix and a decrease of approximately $1 million in certain acquisition and integration costs.
Power Delivery Segment. EBITDA for our Power Delivery segment was $57 million, or 8.5% of revenue, for the three month period ended September 30, 2023, as compared with EBITDA of $63 million, or 9.2% of revenue, for the same period in 2022, a decrease in EBITDA of approximately $7 million, or 11%. As a percentage of revenue, EBITDA decreased by approximately 70 basis points, or $4 million, due primarily to reduced project efficiencies, offset, in part, by a reduction of approximately $20 million in certain acquisition and integration costs. Lower levels of revenue contributed a decrease in EBITDA of approximately $2 million.
Other Segment. EBITDA from Other businesses was approximately $4 million for the three month period ended September 30, 2023, as compared with EBITDA of $6 million for the same period in 2022. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, offset, in part, by losses from other businesses and investments.
Corporate. Corporate EBITDA was negative $31 million for the three month period ended September 30, 2023, as compared with EBITDA of negative $46 million for the same period in 2022, for an increase in EBITDA of approximately $15 million. Acquisition and integration costs included within corporate expenses decreased to approximately $1 million for the three month period ended September 30, 2023 from $11 million for the same period in 2022. For the three month period ended September 30, 2023, Corporate EBITDA included approximately $5 million of income, net, from changes to estimated Earn-out accruals and $7 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business. Corporate EBITDA for the three month period ended September 30, 2022 included approximately $1 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business. Corporate expenses not related to the above-described items increased by approximately $6 million for the three month period ended September 30, 2023 as compared with the same period in the prior year, due primarily to an increase in compensation costs and other administrative expenses, including professional fees, and the effects of timing of ordinary course legal and other settlement matters, offset, in part, by other miscellaneous income, net, including from insurance and other settlements.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenue. For the nine month period ended September 30, 2023, consolidated revenue totaled $8,716 million as compared with $6,770 million for the same period in 2022, an increase of $1,946 million, or 29%. Acquisitions contributed $1,504 million of increased revenue for the nine month period ended September 30, 2023 and organic revenue increased by approximately $443 million, or 7%, as compared with the same period in 2022. See below for details of revenue by segment.
Communications Segment. Communications revenue was $2,500 million for the nine month period ended September 30, 2023, as compared with $2,375 million for the same period in 2022, an increase of $125 million, or 5%. Acquisitions contributed $106 million of revenue for the nine month period ended September 30, 2023, and organic revenue increased by approximately $19 million, or 1%, as compared with the same period in 2022. The increase in organic revenue was driven primarily by higher levels of wireline and utility project activity, offset, in part, by a decrease in wireless and install-to-the-home project work due, in part, to the effect of macroeconomic conditions on project activity levels, reflecting delays driven, in part, by customers’ higher financing costs.
Clean Energy and Infrastructure Segment. Clean Energy and Infrastructure revenue was $2,895 million for the nine month period ended September 30, 2023 as compared with $1,494 million for the same period in 2022, an increase of $1,401 million, or 94%. Acquisitions contributed $1,383 million of revenue for the nine month period ended September 30, 2023, and organic revenue increased by approximately $18 million, or 1%, as compared with the same period in 2022, due primarily to higher levels of renewable and heavy civil project activity due to timing of project work, offset, in part, by lower levels of certain industrial infrastructure project work.

Oil and Gas Segment. Oil and Gas revenue was $1,271 million for the nine month period ended September 30, 2023, as compared with $928 million for the same period in 2022, an increase of $343 million, or 37%, primarily due to higher levels of project activity, including large-diameter pipeline, pipeline integrity and midstream pipeline project work, offset, in part, by a reduction in certain facilities and other infrastructure-related project work.
Power Delivery Segment. Power Delivery revenue was $2,077 million for the nine month period ended September 30, 2023 as compared with $1,985 million for the same period in 2022, an increase of $92 million, or 5%. For the nine month period ended September 30, 2023, acquisitions contributed $15 million of revenue, and organic revenue increased by approximately $77 million, or 4%, as compared with the same period in 2022, primarily due to higher levels of project activity, including for transmission and substation-related project work, offset, in part, by a reduction in storm restoration services, certain facilities and other infrastructure-related project work.
Costs of revenue, excluding depreciation and amortization. Costs of revenue, excluding depreciation and amortization, increased by approximately $1,752 million, or 29%, to $7,701 million for the nine month period ended September 30, 2023 from $5,949 million for the same period in 2022. Higher levels of revenue contributed an increase of $1,710 million in costs of revenue, excluding depreciation and amortization, and reduced productivity contributed an increase of approximately $42 million. Costs of revenue, excluding depreciation and amortization, as a percentage of revenue increased by approximately 50 basis points to 88.4% of revenue for the nine month period ended September 30, 2023 from 87.9% of revenue for the same period in 2022. The basis point increase was primarily due to a combination of reduced project efficiencies within our Communications and Power Delivery segments, the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work and the effects of inflation on labor, fuel and materials costs across our businesses, offset, in part, by improved productivity within our Clean Energy and Infrastructure and Oil and Gas segments, a $14 million decrease in certain acquisition and integration costs and the positive effects of certain project close-outs.
Depreciation. Depreciation was $325 million, or 3.7% of revenue, for the nine month period ended September 30, 2023, as compared with $263 million, or 3.9% of revenue, for the same period in 2022, an increase of approximately $62 million, or 23%. Acquisitions contributed $33 million of depreciation for the nine month period ended September 30, 2023, and organic depreciation increased by $29 million, or approximately 11%, due primarily to the effect of capital expenditures in 2022 in support of certain prior year growth initiatives and to address prior year supply chain disruption concerns, offset, in part, by a $4 million reduction in depreciation expense related to a change in the depreciable lives of certain assets to better align the respective assets’ lives with their expected useful lives. As a percentage of revenue, depreciation decreased by approximately 20 basis points, due primarily to higher levels of revenue.
Amortization of intangible assets. Amortization of intangible assets was $126 million, or 1.4% of revenue, for the nine month period ended September 30, 2023, as compared with $81 million, or 1.2% of revenue, for the same period in 2022, an increase of approximately $45 million, or 55%. Acquisitions contributed approximately $44 million of amortization for the nine month period ended September 30, 2023, and organic amortization increased by approximately $1 million, or 1%. As a percentage of revenue, amortization of intangible assets increased by approximately 20 basis points.
General and administrative expenses. General and administrative expenses totaled $521 million, or 6.0% of revenue, for the nine month period ended September 30, 2023, as compared with $404 million, or 6.0% of revenue, for the same period in 2022, an increase of $116 million, or 29%. Acquisitions, including certain acquisition and integration costs, contributed $115 million of general and administrative expenses for the nine month period ended September 30, 2023, and organic general and administrative expenses increased by approximately $1 million as compared with the same period in the prior year, primarily due to a reduction in gains on sales of assets, net, and increases in various administrative costs, including information technology expenses, professional fees and legal expenses, offset, in part, by a reduction in compensation expense and other miscellaneous administrative costs. Total acquisition and integration costs included within general and administrative expenses increased to $53 million for the nine month period ended September 30, 2023 from approximately $35 million for the same period in 2022. Overall, general and administrative expenses as a percentage of revenue were generally flat at 6.0% of revenue for both periods.
Interest expense, net. Interest expense, net of interest income, was approximately $175 million, or 2.0% of revenue, for the nine month period ended September 30, 2023, as compared with approximately $62 million, or 0.9% of revenue, for the same period in 2022, an increase of approximately $112 million, or 180%. The increase in interest expense, net, resulted primarily from credit facility activity and term loans, which accounted for approximately $85 million of the increase due to higher average balances, including from indebtedness incurred in connection with acquisition activity, including $700 million of additional unsecured term loans entered into in connection with the acquisition of IEA in the fourth quarter of 2022, as well as higher average interest rates on our floating rate debt as compared with the same period in 2022. In addition, interest expense from senior notes increased by $15 million due to the assumption, exchange and issuance of $300 million aggregate principal amount of 6.625% senior notes in connection with the IEA acquisition. See Financial Condition, Liquidity and Capital Resources discussion below for details of our debt instruments and recent transactions. Additionally, interest expense from accounts receivable financing arrangements increased by approximately $7 million due primarily to higher average interest rates and higher average balances, including from arrangements entered into in the second and third quarters of 2023. See Note 5 - Accounts Receivable, Net of Allowance, and Contract Assets and Liabilities, which is incorporated by reference, for details of our financing arrangements.
Equity in earnings of unconsolidated affiliates, net. For the nine month periods ended September 30, 2023 and 2022, equity in earnings from unconsolidated affiliates, net, totaled approximately $23 million and $19 million, respectively, and related primarily to our investments in the Waha JVs, and, to a lesser extent to our investments in certain other entities.
Other income, net. Other income, net, was $26 million for the nine month period ended September 30, 2023, as compared with $2 million for the same period in 2022. For the nine month period ended September 30, 2023, other income, net, included approximately $7 million of income, net, from changes to estimated Earn-out accruals, approximately $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA, approximately $19 million of other miscellaneous income, including from insurance and other settlements, and approximately $2 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business, offset, in part, by approximately $3 million of impairment losses on an investment. For the nine month period ended September 30, 2022, other income, net, included approximately $1 million of income, net, from changes to estimated Earn-out accruals, approximately $6 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business and approximately $5 million of other miscellaneous income, offset, in part, by approximately $7 million of expense from changes in the fair value of our investment in AVCT, net of income from strategic arrangements and approximately $3 million of acquisition and integration-related financing costs.
Benefit from income taxes. Income tax benefit was $34 million for the nine month period ended September 30, 2023 as compared with $0.1 million for the same period in 2022. Pre-tax losses totaled $83 million for the nine month period ended September 30, 2023 as compared with $30 million of pre-tax income for the same period in 2022. For the nine month period ended September 30, 2023, our effective tax rate was a benefit of 41.4% as compared with 0.2% for the same period in 2022. Our effective tax rate for the nine month period ended September 30, 2023 included a benefit of approximately $6 million related to adjustments resulting from the finalization of our 2022 tax returns and the effects of a net tax benefit of approximately $9 million from share-based payment awards, offset, in part, by an increase in non-deductible expenses. For the nine month period ended September 30, 2022, our effective tax rate included a benefit of approximately $15 million from adjustments related to the finalization of our 2021 tax returns, and a net tax benefit of approximately $1 million from share-based payment awards.
Analysis of EBITDA by Segment
Communications Segment. EBITDA for our Communications segment was $216 million, or 8.6% of revenue, for the nine month period ended September 30, 2023, as compared with EBITDA of $235 million, or 9.9% of revenue, for the same period in 2022, a decrease of approximately $19 million, or approximately 8%. As a percentage of revenue, EBITDA decreased by approximately 120 basis points, or approximately $31 million, due primarily to reduced operating leverage from lower levels of wireless revenue, as well as reduced project efficiencies, including the effects of inflation on labor, fuel and materials costs, and an increase of approximately $16 million in certain acquisition and integration costs, offset, in part, by the positive effects of certain project close-outs. Higher levels of revenue contributed an increase in EBITDA of $12 million.
Clean Energy and Infrastructure Segment. EBITDA for our Clean Energy and Infrastructure segment was $81 million, or 2.8% of revenue, for the nine month period ended September 30, 2023, as compared with EBITDA of $30 million, or 2.0% of revenue, for the same period in 2022, an increase in EBITDA of approximately $51 million, or 168%. Higher levels of revenue contributed an increase in EBITDA of approximately $28 million. As a percentage of revenue, EBITDA increased by approximately 80 basis points, or $22 million, due to a combination of improved productivity, including for certain renewable projects, offset, in part, by an increase of approximately $37 million in certain acquisition and integration costs, the effects of certain overhead costs incurred to maintain operating capacity in support of expected future project work, project mix and the effects of inflation on labor, fuel and materials costs.
Oil and Gas Segment. EBITDA for our Oil and Gas segment was $189 million, or 14.9% of revenue, for the nine month period ended September 30, 2023, as compared with EBITDA of $133 million, or 14.4% of revenue, for the same period in 2022, an increase of $55 million, or 42%. Higher levels of revenue contributed an increase in EBITDA of $49 million. As a percentage of revenue, EBITDA margins increased by approximately 50 basis points, or approximately $6 million, due primarily to project efficiencies and improved productivity, including as a result of improved operating leverage from higher levels of revenue, as well as the effects of project mix, certain project close-outs and a reduction of approximately $5 million in certain acquisition and integration costs, offset, in part, by the effects of inflation on labor, fuel and materials costs.
Power Delivery Segment. EBITDA for our Power Delivery segment was $161 million, or 7.8% of revenue, for the nine month period ended September 30, 2023, as compared with EBITDA of $151 million, or 7.6% of revenue, for the same period in 2022, an increase in EBITDA of approximately $10 million, or 7%. Higher levels of revenue contributed an increase in EBITDA of $7 million. As a percentage of revenue, EBITDA increased by approximately 20 basis points, or $3 million, due primarily to improved project efficiencies and a reduction of approximately $32 million in certain acquisition and integration costs, offset, in part, by the effects of inflation on labor, fuel and materials costs.
Other Segment. EBITDA from Other businesses totaled approximately $18 million for the nine month period ended September 30, 2023, as compared with EBITDA of $20 million for the same period in 2022. EBITDA from Other businesses relates primarily to equity in earnings from our investments in the Waha JVs, offset, in part, by losses from other businesses and investments.
Corporate. Corporate EBITDA was negative $121 million for the nine month period ended September 30, 2023, as compared with EBITDA of negative $131 million for the same period in 2022, for an increase in EBITDA of approximately $10 million. Acquisition and integration costs included within corporate expenses decreased to approximately $3 million for the nine month period ended September 30, 2023 from $18 million for the same period in 2022. For the nine month period ended September 30, 2023, Corporate EBITDA included approximately $7 million of income, net, from changes to estimated Earn-out accruals, $3 million of income from the final settlement and expiration of certain warrants related to the acquisition of IEA and $2 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business. For the nine month period ended September 30, 2022, Corporate EBITDA included approximately $1 million of income, net, from changes to estimated Earn-out accruals and $6 million of income from changes in the fair value of additional contingent payments to the former owners of an acquired business, offset by approximately $7 million, of expense from changes in the fair value of certain investments, net of income from strategic arrangements. For the nine month period ended September 30, 2023, Corporate expenses not related to the above-described items increased by approximately $17 million as compared with the same period in the prior year, due primarily to increases in compensation expense, professional fees and other administrative expenses as well as the effects of timing of ordinary course legal and other settlement matters, offset, in part, by other miscellaneous income, net, including from insurance and other settlements.
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
We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income and Adjusted Diluted Earnings Per Share to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that these adjusted measures provide a baseline for analyzing trends in our underlying business. Non-cash stock-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period. In 2021, we initiated a significant transformation of our end-market business operations to position the Company for expected future opportunities. This transformation included significant acquisition activity to expand our scale and capacity in renewable energy, power delivery, heavy civil and telecommunications services, and has resulted in significant acquisition and integration costs. Beginning in the fourth quarter of 2021, due to the extent of the acquisition costs related to this acquisition activity and the extent of the integration efforts that have been, and continue to be, required in connection with such acquisitions, we are excluding acquisition and integration costs in calculating Adjusted EBITDA and Adjusted Net Income for these acquisitions. These integration efforts are ongoing and we expect to incur any remaining acquisition and integration expenses in the fourth quarter of 2023.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Net income (loss)	$15.3	0.5%	$49.2	2.0%	$(48.5)	(0.6)%	$30.5	0.5%
Interest expense, net	62.6	1.9%	26.9	1.1%	174.7	2.0%	62.3	0.9%
Provision for (benefit from) income taxes	7.6	0.2%	11.1	0.4%	(34.2)	(0.4)%	(0.1)	(0.0)%
Depreciation	115.0	3.5%	91.3	3.6%	325.3	3.7%	263.5	3.9%
Amortization of intangible assets	42.3	1.3%	28.0	1.1%	126.3	1.4%	81.2	1.2%
EBITDA	$242.7	7.5%	$206.5	8.2%	$543.5	6.2%	$437.5	6.5%
Non-cash stock-based compensation expense	7.2	0.2%	5.7	0.2%	24.3	0.3%	18.9	0.3%
Acquisition and integration costs	21.1	0.6%	33.3	1.3%	60.9	0.7%	59.4	0.9%
Losses on fair value of investment	—	—%	0.1	0.0%	0.2	0.0%	7.2	0.1%
Bargain purchase gain	—	—%	—	—%	—	—%	(0.2)	(0.0)%
Adjusted EBITDA	$271.1	8.3%	$245.6	9.8%	$629.0	7.2%	$522.8	7.7%

A reconciliation of EBITDA and EBITDA margin to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods indicated is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
EBITDA	$242.7	7.5%	$206.5	8.2%	$543.5	6.2%	$437.5	6.5%
Non-cash stock-based compensation expense (a)	7.2	0.2%	5.7	0.2%	24.3	0.3%	18.9	0.3%
Acquisition and integration costs (b)	21.1	0.6%	33.3	1.3%	60.9	0.7%	59.4	0.9%
Losses on fair value of investment (a)	—	—%	0.1	0.0%	0.2	0.0%	7.2	0.1%
Bargain purchase gain (a)	—	—%	—	—%	—	—%	(0.2)	(0.0)%
Adjusted EBITDA	$271.1	8.3%	$245.6	9.8%	$629.0	7.2%	$522.8	7.7%
Segment:
Communications	$78.2	9.5%	$110.4	12.4%	$234.0	9.4%	$236.9	10.0%
Clean Energy and Infrastructure	57.6	5.2%	24.6	4.4%	117.8	4.1%	30.2	2.0%
Oil and Gas	97.3	14.5%	50.3	13.4%	188.9	14.9%	137.9	14.9%
Power Delivery	57.0	8.6%	83.5	12.1%	163.5	7.9%	185.1	9.3%
Other	4.4	NM	5.6	NM	18.2	NM	20.0	NM
Segment Total	$294.5	9.0%	$274.4	10.9%	$722.4	8.3%	$610.1	9.0%
Corporate	(23.4)	—	(28.8)	—	(93.4)	—	(87.3)	—
Adjusted EBITDA	$271.1	8.3%	$245.6	9.8%	$629.0	7.2%	$522.8	7.7%
NM - Percentage is not meaningful
(a)    Non-cash stock-based compensation expense, losses on the fair value of our investment in AVCT and the bargain purchase gain from a fourth quarter 2021 acquisition are included within Corporate results.
(b)    For the three month period ended September 30, 2023, Communications, Clean Energy and Infrastructure and Power Delivery EBITDA included $4.8 million, $15.3 million and $0.5 million, respectively, of acquisition and integration costs related to our recent acquisitions, and Corporate EBITDA included $0.5 million of such costs, and for the nine month period ended September 30, 2023, $18.3 million, $36.9 million, $2.5 million and $3.2 million of such costs were included in EBITDA of the segments and Corporate, respectively. For the three month period ended September 30, 2022, Communications, Oil and Gas, Power Delivery and Corporate EBITDA included $0.5 million, $1.1 million, $20.4 million and $11.2 million of such acquisition and integration costs, respectively, and for the nine month period ended September 30, 2022, $2.4 million, $4.5 million, $34.5 million, and $18.0 million of such costs were included in EBITDA of the segments and Corporate, respectively.
The table below, which may contain slight summation differences due to rounding, reconciles reported net income and reported diluted earnings per share, the most directly comparable U.S. GAAP financial measures, to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	For the Three Months Ended September 30,
	2023		2022
	Net Income (in millions)	Diluted Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$15.3	$0.18	$49.2	$0.65
Adjustments:
Non-cash stock-based compensation expense	7.2	0.09	5.7	0.08
Amortization of intangible assets	42.3	0.54	28.0	0.37
Acquisition and integration costs	21.1	0.27	33.3	0.44
Losses on fair value of investment	—	—	0.1	0.00
Total adjustments, pre-tax	$70.6	$0.90	$67.1	$0.89
Income tax effect of adjustments (a)	(10.0)	(0.13)	(15.5)	(0.21)
Adjusted non-U.S. GAAP measure	$75.9	$0.95	$100.8	$1.34

	For the Nine Months Ended September 30,
	2023		2022
	Net (Loss) Income (in millions)	Diluted (Loss) Earnings Per Share	Net Income (in millions)	Diluted Earnings Per Share
Reported U.S. GAAP measure	$(48.5)	$(0.65)	$30.5	$0.38
Adjustments:
Non-cash stock-based compensation expense	24.3	0.31	18.9	0.25
Amortization of intangible assets	126.3	1.61	81.2	1.07
Acquisition and integration costs	60.9	0.78	59.4	0.79
Losses on fair value of investment	0.2	0.00	7.2	0.10
Bargain purchase gain	—	—	(0.2)	(0.00)
Total adjustments, pre-tax	$211.7	$2.70	$166.5	$2.20
Income tax effect of adjustments (a)	(58.6)	(0.75)	(42.2)	(0.56)
Adjusted non-U.S. GAAP measure	$104.7	$1.31	$154.8	$2.02
(a)    Represents the tax effects of the adjusted items that are subject to tax, including the tax effects of non-cash stock-based compensation expense, including from share-based payment awards. Tax effects are determined based on the tax treatment of the related item, the incremental statutory tax rate of the jurisdictions pertaining to the adjustment, and their effects on pre-tax income. For the three and nine month periods ended September 30, 2023, our consolidated effective tax rates, as reported, were an expense of 33.1% and a benefit of 41.4%, respectively, and as adjusted, were 18.8% and 18.9%, respectively. For the three and nine month periods ended September 30, 2022, our consolidated effective tax rates, as reported, were an expense of 18.4% and a benefit of 0.2%, respectively, and as adjusted, were 20.9% and 21.4%, respectively.
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
Capital Expenditures. For the nine month period ended September 30, 2023, we spent approximately $157 million on capital expenditures, or $101 million, net of asset disposals, and incurred approximately $113 million of equipment purchases under finance leases and other financing arrangements. We estimate that we will spend approximately $175 million on capital expenditures, or approximately $100 million, net of asset disposals, in 2023, and we expect to incur approximately $150 million of equipment purchases under finance leases and other financing arrangements. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus purchase decisions based on short and long-term equipment requirements.
Acquisitions and Earn-Out Liabilities. We typically utilize cash for business acquisitions and other strategic arrangements, and for the nine month period ended September 30, 2023, we used $69 million of cash for this purpose. In addition, in most of our acquisitions, we have agreed to make future payments to the sellers that are contingent upon the future earnings performance of the acquired businesses, which we also refer to as “Earn-out” payments. Earn-out payments may be paid in cash or, under specific circumstances, MasTec common stock, or a combination thereof, generally at our option. The estimated total value of future Earn-out liabilities as of September 30, 2023 was approximately $83 million. Of this amount, approximately $12 million represents the liability for earned amounts. The remainder is management’s estimate of Earn-out liabilities that are contingent upon future performance. For the nine month periods ended September 30, 2023 and 2022, we made $39 million and $38 million, respectively, of payments for Earn-outs.
Our acquisition of HMG provides for certain additional payments to be made to the sellers if certain acquired receivables are collected, which we refer to as the “Additional Payments.” Pursuant to the terms of the HMG purchase agreement, a portion of the Additional Payments will be made in cash, with the remainder due in shares of MasTec common stock. An Additional Payment of approximately $29.4 million was made in May 2022, which payment was composed of approximately $18 million in cash and 133,157 shares of MasTec common stock. As of September 30, 2023, the estimated fair value of remaining Additional Payments was approximately $33 million, which, for the nine month period ended September 30, 2023, includes the effect of unrealized fair value gains related to the contingent shares of approximately $2 million and a reduction of approximately $2 million in the estimated remaining liability from changes in collections attributed to acquired balances. The number of shares that would be paid in connection with the remaining Additional Payments as of September 30, 2023 is approximately 160,000 shares. In addition, for the nine month period ended September 30, 2023, a fair value gain of approximately $3 million was recognized related primarily to the remaining unexercised IEA warrants that expired on March 26, 2023.
Income Taxes. For the nine month periods ended September 30, 2023 and 2022, tax payments, net of tax refunds totaled approximately $15 million and $2 million, respectively. Our tax payments vary with changes in taxable income and earnings based on estimates of full year taxable income activity and estimated tax rates.

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
Working capital requirements also tend to increase when we commence multiple projects or particularly large projects because labor, including subcontractor costs, and certain other costs, including inventory, typically become payable before the receivables resulting from work performed are collected. The timing of billings and project close-outs can also contribute to changes in unbilled revenue. As of September 30, 2023, we expect that substantially all of our unbilled receivables will be billed to customers in the normal course of business within the next twelve months. Total accounts receivable, which consists of contract billings, unbilled receivables and retainage, net of allowance, increased to approximately $3.5 billion as of September 30, 2023 from $3.1 billion as of December 31, 2022 due, in part, to higher levels of revenue, as well as timing of project billings and collections. See below for discussion of our days sales outstanding, net of contract liabilities, which we refer to as days sales outstanding, or “DSO.”
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
Sources and Uses of Cash
As of September 30, 2023, we had approximately $1,227 million in working capital, defined as current assets less current liabilities, as compared with $1,363 million as of December 31, 2022, a decrease of approximately $136 million. Cash and cash equivalents totaled approximately $214 million and $371 million as of September 30, 2023 and December 31, 2022, respectively, for a decrease of approximately $156 million. See discussion below for further detail regarding our cash flows.
Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$196.6	$118.7
Net cash used in investing activities	$(171.7)	$(241.7)
Net cash used in financing activities	$(181.6)	$(139.5)
Operating Activities. Cash flow from operations is primarily influenced by changes in the timing of demand for our services and operating margins, but can also be affected by working capital needs associated with the various types of services we provide. Working capital is affected by changes in total accounts receivable, prepaid expenses and other current assets, accounts payable and payroll tax payments, accrued expenses and contract liabilities, all of which tend to be related. These working capital items are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other obligations. Net cash provided by operating activities for the nine month period ended September 30, 2023 was $197 million, as compared with approximately $119 million of net cash provided by operating activities for the same period in 2022, for an increase in net cash provided by operating activities of approximately $78 million, due, in part, to the effect of timing-related changes in working capital-related assets and liabilities, net, resulting from ordinary course project activity, including the positive effect of changes in accounts receivable, net (including the benefit of certain accounts receivable financing arrangements), inventories and contract liabilities, offset, in part by a reduction in accounts payable and accrued expenses; and a net increase in expenses that reconcile net income to operating cash flows, including depreciation and amortization of intangible assets. The above noted factors that increased cash provided by operating activities were offset, in part, by a decrease in net income as compared with the prior year period.
DSO is calculated as total accounts receivable, net of allowance, less contract liabilities, divided by average daily revenue for the most recently completed quarter as of the balance sheet date. Our days sales outstanding, net of contract liabilities (“DSO”), was 85 as of September 30, 2023, and as of December 31, 2022, was 83. Our DSOs can fluctuate from period to period due to timing of billings, billing terms, collections and settlements, timing of project close-outs and retainage collections, changes in project and customer mix and the effect of working capital initiatives, including certain accounts receivable financing arrangements. The increase in DSO as of September 30, 2023 as compared with December 31, 2022 was due to timing of ordinary course billing and collection activities, offset, in part, by the benefit of improved cash collections from certain accounts receivable financing arrangements. Other than ordinary course matters subject to litigation, we do not anticipate material collection issues related to our outstanding accounts receivable balances, nor do we believe that we have material amounts due from customers experiencing financial difficulties. Based on current information, we expect to collect substantially all of our outstanding accounts receivable balances within the next twelve months.
Investing Activities. Net cash used in investing activities decreased by approximately $70 million to $172 million for the nine month period ended September 30, 2023 from $242 million for the same period in 2022. Capital expenditures for the nine month period ended September 30, 2023 totaled $157 million, or $101 million, net of asset disposals, as compared with $213 million, or $166 million, net of asset disposals, for the same period in 2022, for a decrease in cash used in investing activities of approximately $65 million, due to the effect in the prior year period of acceleration of capital expenditures to address certain growth initiatives and supply chain disruption concerns. Cash used in investing activities from acquisition activity was slightly lower for the nine month period ended September 30, 2023 as compared with the same period in 2022, decreasing to $69 million from $72 million, a decrease of approximately $3 million.
Financing Activities. Net cash used in financing activities for the nine month period ended September 30, 2023 was $182 million, as compared with $139 million for the same period in 2022, for an increase in cash used in financing activities of $42 million. For the nine month period ended September 30, 2023, we had $13 million of repayments, net of borrowings, under our credit facility and term loans, as compared with $148 million of borrowings, net of repayments, for the same period in 2022, for an increase in cash provided by financing activities of approximately $161 million. Additionally, for the nine month period ended September 30, 2023, we paid approximately $12 million to holders of our non-controlling interests, including $10 million to acquire the remaining 15% interests of one of these entities, whereas for the same period in 2022, we made no payments.
The increase in cash used in financing activities from the above described items was offset, in part, by the effects of share repurchase activity, which totaled $81 million for the nine month period ended September 30, 2022, whereas there were no share repurchases for the same period in 2023. Additionally, payments of acquisition-related contingent consideration included within financing activities totaled $22 million for the nine month period ended September 30, 2023 as compared with $35 million for the same period in 2022, for a decrease in cash used in financing activities of approximately $14 million. Total payments with respect to acquisition-related contingent consideration, including payments in excess of acquisition-date liabilities, which are classified within operating activities, totaled $39 million for the nine month period ended September 30, 2023 as compared with $38 million for the same period in 2022. Additional Payments for acquisition-related contingent assets related to the acquisition of HMG totaled approximately $18 million for the nine month period ended September 30, 2022, whereas for the same period in 2023, we made no payments. In addition, payments for other financing activities, net, which includes amounts paid for other borrowings and transaction-related financing activities, totaled $5 million for the nine month period ended September 30, 2023 as compared with $18 million for the same period in 2022, for a decrease in cash used in financing activities of $13 million.
Senior Credit Facility
We have a senior unsecured credit facility (the “Credit Facility”) that matures on November 1, 2026 and has aggregate borrowing commitments totaling $2.25 billion, which amount is composed of $1.9 billion of revolving commitments and a Term Loan totaling $350 million in original principal amount. Aggregate outstanding borrowings under the Credit Facility as of September 30, 2023 totaled approximately $1.2 billion. Borrowings under the Credit Facility are used for working capital requirements, capital expenditures and other corporate purposes, including potential acquisitions, equity investments or other strategic arrangements, and/or the repurchase or prepayment of indebtedness, among other corporate borrowing requirements, including potential share repurchases.
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
Debt Covenants
We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of September 30, 2023.
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
Impact of Inflation
Over the past year, inflation, supply chain and labor constraints have had a significant impact on the global economy, including on the construction industry in the United States. We expect elevated market interest rates and continuing, but moderating levels of cost inflation for the remainder of 2023 and for the foreseeable future. The primary inflationary factors directly affecting our operations are labor, fuel and material costs. The current elevated levels of inflation have caused an increase in consumer prices and regulatory actions to increase interest rates, while the labor market remains at historically low levels of unemployment, creating further pressure on the supply of skilled labor. In times of low unemployment and/or high inflation, our labor costs may increase due to shortages in the supply of skilled labor and increases in compensation rates generally. Although most project materials are provided by our customers, increases in the cost of materials could negatively affect the economic viability of our customers’ projects, and accordingly, demand for our services. Material and commodity prices are subject to unexpected fluctuations due to events outside of our control, including fluctuations in global supply and demand, climate-related effects and geopolitical events, such as military conflicts, which events, including the political unrest and military conflicts in the Middle East and Ukraine, have caused recent market volatility and could create heightened global market volatility in the future.
The recent elevation in levels of labor, fuel and materials costs, to the extent we have been unable to pass such increases along to our customers, has negatively affected our project margins, and could continue to affect our profitability in the future. Market volatility and/or uncertainty can also affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Market prices for goods can also be affected by supply chain disruptions. Additionally, as discussed within “Interest Rate Risk” below, the current inflationary environment has resulted in an increase in market interest rates, which has increased the rates of interest on our variable rate debt, which rates may continue to increase depending on further monetary and fiscal actions taken to reduce inflation.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2023, our variable interest rate debt was primarily related to our Credit Facility and our term loans. Outstanding borrowings under our Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) Term Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Facility, plus a margin of 1.125% to 1.625%, or (b) a Base Rate, as defined in the Credit Facility, plus a margin of 0.125% to 0.625%. As of September 30, 2023, we had approximately $890 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 7.05% and a Term Loan with a balance of $343 million and an interest rate of 7.04%. The current year interest rates for outstanding revolving loans under our Credit Facility and Term Loan reflect basis point increases of approximately 280 and 250, respectively, over the comparable period in 2022.
Outstanding loans under the $400 million Three-Year Tranche of our 2022 Term Loan Facility bear interest, at the Company’s option, at a rate equal to either (a) SOFR, as defined in the 2022 Term Loan Facility, plus a margin of 1.125% to 1.500%, or (b) a Base Rate, as defined in the 2022 Term Loan Facility, plus a margin of 0.125% to 0.500%. Outstanding loans under the $300 million Five-Year Tranche of our 2022 Term Loan Facility bear interest, at the Company’s option, at a rate equal to either (a) Term SOFR plus a margin of 1.250% to 1.625%, or (b) a Base Rate, plus a margin of 0.250% to 0.625%. As of September 30, 2023, the Three-Year Tranche and Five-Year Tranche term loans accrued interest at weighted average rates of 6.809% and 6.934%, respectively.
Our interest expense is affected by the overall interest rate environment. Our variable rate interest debt subjects us to risk from increases in prevailing interest rates. This risk has increased in the current market environment, in which the Federal Reserve has increased interest rates, resulting in an increase in our variable interest rates and related interest expense. We manage interest rate risk by maintaining a mix of fixed and variable rate debt obligations. An additional 100 basis point increase in the applicable interest rates under our Credit Facility and term loans would have increased our interest expense by approximately $16 million for the nine month period ended September 30, 2023.
As of September 30, 2023, our fixed interest rate debt primarily included $600 million aggregate principal amount of 4.50% Senior Notes, $300 million aggregate principal amount of 6.625% Senior Notes and $366 million of finance lease obligations, which accrued interest at a weighted average interest rate of approximately 4.5%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.
Foreign Currency Risk
Certain of our consolidated revenue and operating expenses are in foreign currencies. Our foreign operations are primarily in Canada. Revenue generated from foreign operations represented 1% of our total revenue for the nine month period ended September 30, 2023. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are, however, subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies and for our foreign operations with a functional currency other than the local currency. Such activity was not material to our operations for the nine month period ended September 30, 2023. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. For the nine month period ended September 30, 2023, foreign currency translation gains, net, totaled approximately $1 million and related to our operations in Canada and Mexico.
Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of September 30, 2023. We may enter into foreign currency derivative contracts in the future to manage such exposure.
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
As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023.
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
To the extent permitted under SEC guidance, the disclosure controls and procedures of two businesses acquired in 2023, were excluded from the evaluation of effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023 due to the timing of the acquisitions. These acquisitions’ total assets constituted approximately 2% of the Company’s total assets as of September 30, 2023, and represented approximately 1% of the Company’s revenue for the nine month period then ended.
Remediation Efforts to Address Material Weaknesses. Management is committed to maintaining a strong control environment. Management, with the oversight of the Audit Committee of the Board of Directors, has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include the following actions, predominately at the 2021 Acquired Entities: (i) expanding functions of IT compliance from the existing, effective ITGC environment at the enterprise level to the 2021 Acquired Entities; (ii) implementing a newly developed training program to address ITGCs and IT policies with appropriate IT personnel; (iii) implementing procedures to ensure enforcement of proper segregation of duties; (iv) enhancing IT management review and testing plans to monitor ITGCs and (v) enhancing and/or refining the design, implementation and documentary evidence requirements of control procedures over the order to cash, procure to pay, asset management, hire to pay, initial acquisition purchase price allocation and period-end reporting processes for appropriate personnel. Although we believe that these actions will remediate the material weaknesses, the weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting. Other than the ongoing remediation efforts related to the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
Subject to the potential effects of general economic and market conditions, including levels of inflation, interest rates and other market and geopolitical conditions, including political unrest and military conflicts, on certain of the risks we normally face in operating our business, including those disclosed in our 2022 Form 10-K, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2022 Form 10-K, as updated by our Quarterly Reports on Form 10-Q and other filings we make with the SEC.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
July 1 through July 31	6,204	$115.57	—	$77,326,434
August 1 through August 31	8,040	$95.12	—	$77,326,434
September 1 through September 30	8,973	$87.42	—	$77,326,434
Total	23,217		—
(a)Includes 6,204, 7,647 and 8,973 shares reacquired by the Company on the open market pursuant to the Amended ESPPs in July, August and September of 2023, respectively, and 393 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in August of 2023.
(b)As of September 30, 2023, the remaining amount available for share repurchases under our March 2020 $150 million share repurchase program, which was publicly announced on March 19, 2020, totaled $77.3 million.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5.    OTHER INFORMATION
During the three month period ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibits	Description

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of MasTec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.
Date: November 2, 2023
/s/ T. MICHAEL LOVE
T. Michael Love
Chief Accounting Officer
(Principal Accounting Officer)